Form 10-Q
period 2006-09-30
ExlService Holdings, Inc.
filed 2006-11-30
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-33089

EXLSERVICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	82-0572194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No. )

350 PARK AVENUE NEW YORK, NEW YORK	10022
(Address of principal executive offices)	(Zip code)

(212) 277-7100

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2006, there were 28,088,676 shares of the registrant’s common stock outstanding (excluding 149,138 shares held in treasury), par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$25,628,874	$24,240,632
Restricted cash	686,684	474,504
Accounts receivable, net of allowance for doubtful accounts	27,632,396	14,762,331
Employee receivables	686,768	381,604
Prepaid expenses	739,630	1,037,839
Deferred income taxes	2,065,481	1,165,000
Other current assets	2,078,471	959,088

Total current assets	59,518,304	43,020,998
Fixed assets, net	14,917,242	16,206,665
Intangibles, net of amortization	2,560,000	—
Goodwill	10,878,140	—
Restricted cash	304,814	210,521
Deferred income taxes	194,279	871,327
Other assets	4,021,636	2,266,800

Total assets	$92,394,415	$62,576,311

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,774,887	$1,391,775
Short term debt	52,925	—
Deferred revenue	5,951,416	7,608,889
Accrued employee cost	8,914,017	3,408,714
Other accrued expenses and current liabilities	12,012,032	6,319,374
Income taxes payable	1,783,522	777,643
Current portion of capital lease obligation	184,680	215,150

Total current liabilities	30,673,479	19,721,545

Senior long-term debt	5,802,873	5,583,499
Capital lease obligations, less current portion	232,467	256,300

Total liabilities	36,708,819	25,561,344
Preferred stock, $0.001 par value; 55,000 shares authorized: 45,833.36 designated as Series A redeemable shares; 45,304 issued and outstanding, (liquidation preference $6,661,757 at September 30, 2006 and $6,183,584 at December 31, 2005)	6,594,257	6,071,084
Stockholders’ equity:
Common stock, $0.001 par value; 13,000,000 shares authorized (26,000,000 shares after giving effect to Stock Split and Conversion): 11,122,702 designated as Series A (22,245,404 shares after giving effect to Stock Split and Conversion); 10,606,759 shares (21,213,518 after giving effect to Stock Split and Conversion) issued and outstanding as of September 30, 2006 and 10,081,778 shares as of December 31, 2005	10,607	10,082
1,839,230 designated as Series B (3,678,460 shares after giving effect to Stock Split and Conversion); 636,123 shares (1,272,246 after giving effect to Stock Split and Conversion) issued at September 30, 2006 and 583,479 shares issued at December 31, 2005	636	583
Additional paid-in capital	27,473,068	17,102,069
Deferred stock based compensation	—	(200,188)
Retained earnings	22,731,847	15,235,424
Accumulated other comprehensive loss	(1,089,303)	(1,189,628)

	49,126,855	30,958,342
Less: 74,569 shares (149,138 after giving effect to Stock Split and Conversion) as at September 30, 2006 and 61,414 shares as at December 31, 2005, of Series B common stock held in treasury, at cost	(35,516)	(14,459)

Total stockholders’ equity	49,091,339	30,943,883

Total liabilities and stockholders’ equity	$92,394,415	$62,576,311

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$35,081,504	$18,283,120	$81,189,101	$53,614,945
Revenues (from related party)	583,541	85,860	1,264,186	359,728

Total revenues	35,665,045	18,368,980	82,453,287	53,974,673

Cost of revenues (exclusive of depreciation and amortization)	21,490,479	11,440,529	51,378,118	35,104,597

Gross profit	14,174,566	6,928,451	31,075,169	18,870,076

Operating expenses:
General and administrative expenses	5,802,239	3,665,076	13,110,619	9,706,772
Selling and marketing expenses	1,635,644	419,924	3,083,744	1,213,363
Depreciation and amortization	2,614,929	1,497,937	6,254,903	4,477,588

Total operating expenses	10,052,812	5,582,937	22,449,266	15,397,723

Income from operations	4,121,754	1,345,514	8,625,903	3,472,353

Other income (expense):
Foreign exchange gain/(loss)	11,681	441,513	(688,213)	1,522,203
Interest and other income	310,945	258,306	912,327	501,467
Interest expense	(275,310)	(93,810)	(479,077)	(283,698)
Interest expense-redeemable preferred stock	—	(83,420)	—	(396,697)

Income before income taxes	4,169,070	1,868,103	8,370,940	4,815,628

Income tax provision/(benefit)	(152,084)	696,374	351,344	963,125

Net income	4,321,154	1,171,729	8,019,596	3,852,503

Dividends and accretion on preferred stock	(180,794)	(80,796)	(523,173)	(80,796)

Net income to common stockholders	$4,140,360	$1,090,933	$7,496,423	$3,771,707

Basic earnings per share to common stockholders	$0.19	$0.05	$0.35	$0.18

Diluted earnings per share to common stockholders	$0.19	$0.05	$0.34	$0.17

Weighted-average number of shares used in computing earnings per share:
Basic(1) (2)	21,603,812	21,108,418	21,583,084	21,164,290
Diluted(1) (2)	21,997,319	21,556,916	21,912,253	21,674,590

(1)	The weighted average number of shares used in computing earnings per share for the three months and nine months ended September 30, 2006 and 2005 includes Series A and Series B common stock.
(2)	The number of shares and earnings per share data has been adjusted to give effect to the Stock Split and Conversion effected by the Company on October 24, 2006 in connection with the consummation of its initial public offering but do not include the 5,750,000 shares issued as part of the initial public offering. See Note 17.

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$8,019,596	$3,852,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,254,903	4,477,589
Interest expense—redeemable preferred stock	—	359,197
Amortization of deferred financing costs	45,000	82,500
Amortization of deferred stock compensation and other non-cash compensation	1,280,113	206,694
Interest on senior long term debt	219,374	163,619
Non employee stock options	290,012	313,069
Foreign exchange loss (unrealized)	1,331,004	(749,525)
Deferred income taxes	(1,587,169)	—
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(242,736)	(896,054)
Accounts receivable	(5,649,585)	96,887
Prepaid expenses and other current assets	17,188	850,797
Accounts payable	276,056	(244,774)
Deferred revenue	(1,744,669)	2,089,565
Accrued expenses and other liabilities	5,263,488	1,249,921
Income taxes payable	(342,846)	(634,945)
Other assets	(2,616,075)	(253,495)

Net cash provided by operating activities	10,813,654	10,963,548

Cash flows from investing activities
Purchase of fixed assets	(3,771,822)	(2,701,785)
Business acquisition (net of cash)	(952,846)

Net cash used in investing activities	(4,724,568)	(2,701,785)

Cash flows from financing activities
Principal payments on capital lease obligations	(403,118)	(165,318)
Repayment of bank borrowings	(3,150,000)	—
Repayment of long term debt	(1,100,000)	—
Proceeds from exercise of stock options	135,779	(11,932)
Outflow from treasury stock transactions	(21,057)	—

Net cash used in financing activities	(4,538,396)	(153,386)

Effect of exchange rate changes on cash and cash equivalents	(162,448)	(260,547)

Net increase in cash and cash equivalents	1,388,242	7,847,830
Cash and cash equivalents at the beginning of the year	24,240,632	18,760,120

Cash and cash equivalents at the end of the period	$25,628,874	$26,607,950

Supplemental disclosure of cash flow information
Cash paid for interest	$127,554	$54,149
Cash paid for taxes	2,288,491	200,413
Supplemental disclosure of non-cash information
Assets acquired under capital lease	$158,357	$125,959
Fair value of the shares issued for non cash consideration	$9,134,669	—

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries Exl Service.com, Inc. (“Exl Inc.”), ExlService.com (India) Private Limited (“Exl India”), Noida Customer Operations Private Limited (“NCOP”), Exl Support Services Pvt. Ltd. (“ESSPL”), ExlService (U.K.) Limited (“Exl UK”) and Inductis Inc. (a newly acquired company) and its wholly owned subsidiaries (“Inductis”) (collectively, the “Company”), is a recognized provider of offshore solutions, including business process outsourcing (”BPO”), research and analytics services, and advisory services. The Company’s clients are located principally in the United States and the United Kingdom.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Consolidated Financial Statements of ExlService Holdings for the fiscal year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-121001).

The unaudited interim financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of the consolidated statements of income for these periods. The consolidated statements of income for the interim periods is not necessarily indicative of the results for the full year.

The consolidated balance sheet at December 31, 2005 was derived from the audited consolidated balance sheet of ExlService Holdings, Inc. at that date.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of ExlService Holdings and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful accounts, future obligations under employee benefit plans, income tax valuation allowances, depreciation and amortization periods, and recoverability of long-term assets.

Foreign Currency

The functional currency of each entity in the Company is its respective local country currency, being the currency of the primary economic environment in which it operates unless otherwise specified. Monetary assets and liabilities in foreign currencies are re-measured into functional currency at the rates of exchange prevailing at the balance sheet dates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded in the accompanying consolidated statements of income.

In respect of the subsidiaries for which the functional currency is other than the U.S. dollar, the assets and liabilities of such subsidiaries are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet date. Revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the period. Resulting translation adjustments are included in accumulated other comprehensive income (loss).

Revenue Recognition

Revenues from BPO services include revenue from a range of services, including insurance services, banking and financial services, finance and accounting services and collection services. Revenues from advisory services include revenues from various services such as Sarbanes Oxley compliance, internal audit outsourcing and financial reporting. Revenues from research and analytics services include revenues from services that are intended to facilitate more effective data-based strategic and operating decisions by our clients using research, statistical and quantitative analytical techniques.

The Company recognizes revenue as services are rendered, provided that persuasive evidence of an arrangement exists, there are no remaining obligations with respect to the services rendered and collection is considered probable. The Company invoices clients in accordance with agreed upon rates and billing arrangements, which consist of time-and-material, cost-plus and unit-priced arrangements. The Company recognizes revenue from the last billing date to the balance sheet date as unbilled revenues and recognizes billings in excess of revenues earned or advances received from clients as deferred revenue.

In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has accounted for reimbursements received for out-of-pocket expenses incurred as revenues in the consolidated statements of income. The Company typically incurs telecommunication and travel-related costs that are billed to and reimbursed by clients.

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Three Months Ended September 30, 2006	$1,427,367
Three Months Ended September 30, 2005	$673,496
Nine Months Ended September 30, 2006	$3,379,371
Nine Months Ended September 30, 2005	$2,245,942

During the three months ended September 30, 2006, three customers accounted for 29.4%, 16.3% and 11.5%, respectively, of the Company’s total revenues. During the three months ended September 30, 2005, two customers accounted for 49.5% and 14% respectively, of the Company’s total revenues.

During the nine months ended September 30, 2006, two customers accounted for 37.5% and 13.8% respectively, of the Company’s total revenues. During the nine months ended September 30, 2005, two customers accounted for 50.8% and 16.7% respectively, of the Company’s total revenues.

As of September 30, 2006, four customers accounted for 23.2%, 19.4%, 13.1% and 11.7% respectively, of the Company’s total accounts receivable. As of December 31, 2005, two customers accounted for 49% and 13% respectively, of the Company’s total accounts receivable.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

Business combinations, goodwill and intangible assets

The Company has adopted statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), which requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must be recognized and reported separately from goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” all assets and liabilities of the acquired businesses including goodwill are assigned to reporting units.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Intangible assets acquired individually, with a group of other assets or in a business combination are carried at cost less accumulated amortization. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful lives of the intangible assets are as follows:

Customer relationships	2 years
Trademarks	1.5 years
Non-compete agreements	1 year

Segment Information

The Company is generally organized around its business process outsourcing service, advisory service and research and analytics service lines. These service lines do not have operating managers who report to the chief operating decision maker. The chief operating decision maker generally reviews financial information at consolidated statements of income level but does not review any information except for revenues and cost of revenues of the individual service lines. Therefore, the Company does not allocate or evaluate depreciation, amortization, interest expense or income, capital expenditures, and income taxes into its various service lines. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

Revenues and cost of revenues for the three months ended September 30, 2006 and 2005 for business processing outsourcing services, advisory services and research and analytics were as follows:

	Three months ended September 30, 2006				Three months ended September 30, 2005
	BPO	Advisory Services	Research & Analytics	Total	BPO	Advisory Services	Research & Analytics	Total
Revenues	$25,946,420	$2,295,794	$6,839,290	$35,081,504	$15,913,632	$2,042,330	$327,158	$18,283,120
Revenues from related parties	186,525	392,116	4,900	583,541		85,860		85,860

Total revenues	26,132,945	2,687,910	6,844,190	35,665,045	15,913,632	2,128,190	327,158	18,368,980
Cost of revenue (exclusive of depreciation and amortization)	15,623,428	1,535,228	4,331,823	21,490,479	10,133,775	1,150,239	156,515	11,440,529

Gross Profit	$10,509,517	$1,152,682	$2,512,367	$14,174,566	$5,779,857	$977,951	$170,643	$6,928,451
Depreciation and amortization				$2,614,929				$1,497,937
Interest and other income				$310,945				$258,306
Interest expense				$(275,310)				$(93,810)
Interest expense—redeemable preferred stock				—				$(83,420)
Income tax (benefit) provision				$(152,084)				$696,374
Net Income				$4,362,244				$1,171,729

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006(UNAUDITED)

Revenues and cost of revenues for the nine months ended September 30, 2006 and 2005 for business processing outsourcing services, advisory services and research and analytics were as follows:

	Nine months ended September 30, 2006				Nine months ended September 30, 2005
	BPO	Advisory Services	Research & Analytics	Total	BPO	Advisory Services	Research & Analytics	Total
Revenues	$68,017,315	$5,398,552	$7,773,234	$81,189,101	$47,920,840	$5,177,527	$516,578	$53,614,945
Revenues from related parties	342,860	916,426	4,900	1,264,186		359,728	—	359,728

Total revenues	68,360,175	6,314,978	7,778,134	82,453,287	47,920,840	5,537,255	516,578	53,974,673
Cost of revenue (exclusive of depreciation and amortization)	42,617,703	3,882,082	4,878,333	51,378,118	31,874,937	2,851,221	378,439	35,104,597

Gross Profit	$25,742,472	$2,432,896	$2,899,801	$31,075,169	$16,045,903	$2,686,034	$138,139	$18,870,076
Depreciation and amortization				$6,254,903				$4,477,588
Interest and other income				$912,327				$501,467
Interest expense				$(479,077)				$(283,698)
Interest expense—redeemable preferred stock				—				$(396,697)
Income tax (benefit) provision				$351,344				$963,125
Net Income				$8,060,686				$3,852,503

Accumulated Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income (loss) consists of net earnings and changes in the cumulative foreign currency translation adjustments and minimum pension liability adjustments. In addition, the Company, enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract. The Company reports comprehensive income (loss) in the consolidated statements of stockholders’ equity.

Financial Instruments and Concentration of Credit Risk

Financial Instruments: For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities, recorded amounts approximate fair value due to the relatively short maturity periods.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and time deposits. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counter parties.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

Derivatives and Hedge Accounting: In the Company’s normal course of business, the Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under Company polices with counter parties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with the pound sterling and the Indian rupee. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates, and not for speculative trading purposes. The Company also hedges anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges, under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income (loss) until the contract is settled and at that time are recognized in the consolidated statements of income. The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income.

The Company entered into forward exchange contracts during the three months ended September 30, 2006. At September 30, 2006, forward exchange contracts of $35,500,000 and GBP 13,000,000 were outstanding.

The Company has evaluated the effectiveness of all forward contracts. For the three months ended September 30, 2006 and 2005, net gains (losses) from ineffective cash flow hedges included in the consolidated statements of income totaled approximately ($286,268) and $422,603, respectively. For the nine months ended September 30, 2006 and 2005, net gains (losses) from ineffective cash flow hedges included in the consolidated statements of income totaled ($1,293,268) and $1,154,603, respectively. Such gain/(loss) is included in foreign exchange gain/(loss) in the consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments – an amendment of FASB Statements No 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, consolidated statements of income or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an Amendment to FASB Statement No. 140” (“SFAS No. 156”), which clarifies the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 is effective in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its consolidated financial position, consolidated statements of income or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN 48 on its consolidated financial position, consolidated Statements of income or cash flows. However, we do not believe that our accounting for the two current India tax assessments pending against certain of our subsidiaries will be impacted by the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006(UNAUDITED)

not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, consolidated statements of income or cash flows.

On September 29, 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The standard amends SFAS Nos. 87, 88, 106, and 132R. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Employers reported an asset or liability that almost always differed from the plan’s funded status because previous accounting standards allowed employers to delay recognition of certain changes in plan assets and obligations that affected the costs of providing such benefits. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 requires an employer to:

(i)	recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status;

(ii)	measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and

(iii)	recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.

The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is assessing the impact of adoption of SFAS No. 158 on its consolidated financial position.

3. Acquisition of Inductis Inc.

On July 1, 2006, the Company acquired all of the outstanding capital stock of Inductis Inc. (“Inductis”) for a combination of cash and stock consideration of $11.5 million, which is accounted under the purchase method. The above consideration includes transaction costs of $0.9 million. Management believes that this acquisition will enable the Company to expand the types and sophistication of the research and analytics services which are currently being offered by the Company. The results of operations of Inductis are consolidated in the Company’s financial statements from July 1, 2006.

The terms of the purchase also provide for payment of contingent consideration to the existing shareholders of Inductis in two tranches, calculated based on the achievement of specified earnings and revenue targets and payable in 2007 and 2008.

The contingent consideration is payable either in cash or in common stock of the Company. The Company has followed the consensus reached in EITF 95-8, Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination, and will record contingent payments as goodwill in the period in which the contingency is resolved.

The total purchase consideration for the above acquisition has been preliminary allocated to the acquired assets and assumed liabilities as follows (in millions):

Assets acquired:
Customer relationship	$1.4
Non compete agreements	1.5
Trademarks	0.3
Currents assets	10.4
Fixed assets	1.5

Liabilities assumed:
Current liabilities	(10.2)
Loan liabilities	(4.3)
Goodwill	10.9

Total Purchase consideration	$11.5

The entire goodwill of $10.9 million acquired from Inductis was allocated to the research and analytics service line.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Inductis, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2006 or of results that may occur in the future. The pro forma consolidated results of operations include adjustments to give effect to amortization of acquired intangible assets other than goodwill, and certain other adjustments together with related income tax effects.

The unaudited pro forma financial information for the three months and the nine months ended September 30, 2005 combines the historical results for the Company for the three months and the nine months ended September 30, 2005 and the historical results for Inductis for the three months and the nine months ended September 30, 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in $ millions except share data)
Total Revenues	35.66	23.57	96.05	68.37
Net Income to common stockholders(a)(b)	4.39	(0.56)	6.66	1.21
Basic earning per share to common stockholders	0.20	-0.03	0.31	0.06
Diluted earnings per share to common stockholders	0.20	-0.03	0.30	0.06
Basic	21,603,812	21,108,418	21,583,084	21,164,290
Diluted	21,997,319	21,556,916	21,912,253	21,674,590

(a)	The pro forma financials for three and the nine months ended September 30, 2005 include $1.77 million and $1.92 million, respectively on account of impairment of a loan at Inductis, which the Company did not assume in the acquisition.
(b)	The pro forma financials are adjusted for amortization of intangibles, income tax adjustment on account of intangibles and stock compensation expense related to grants of restricted stock given in the Inductis Acquisition.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

Intangible Assets

Information regarding the Company’s other intangible assets acquired in a business combination is as follows:

	September 30, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks	$330,000	($55,000)	$275,000
Customer relationships	1,360,000	(170,000)	1,190,000
Non-compete agreements	1,460,000	(365,000)	1,095,000

	$3,150,000	($590,000)	$2,560,000

The estimated amortization schedule for the intangible assets on a straight-line basis is set out below:

Year ended September 30,
2007	$1,995,000
2008	565,000

$2,560,000

4. Restriction on Cash Balances

Current restricted cash represents amounts on deposit with banks against letters of credit and bank guarantees issued by the Company for equipment imports amounting to $686,684 that will mature on various dates in the next one year.

Non-current restricted cash represents guarantees against custom and excise bonding issued through banks amounting to $304,814 that will mature between 2007 and 2008.

5. Comprehensive Income/(Loss):

The following table sets forth the components of comprehensive income for the three and nine months ended September 30, 2006 and September 30, 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income available to common stockholders	$4,140,360	$1,090,933	$7,496,423	$3,771,707
Other comprehensive income (loss):
Unrealized gain/(loss) on effective cash flow hedges	420,503	(236,928)	$256,685	(135,220)
Minimum pension liability	—	—	—	14,038
Foreign currency translation adjustment	40,542	9,564	(156,360)	4,045

Total other comprehensive income (loss)	461,045	(227,364)	100,325	(117,537)

Total comprehensive income	$4,601,405	$863,569	$7,596,748	$3,654,570

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

6. Fixed Assets:

Fixed assets consist of the following:

	Estimated Useful Life	September 30, 2006	December 31, 2005
Network equipment, cabling and computers	3-5	$17,548,642	$13,310,963
Leasehold improvements	3-5	7,892,466	4,966,353
Office furniture and equipment	3-7	3,382,437	2,313,948
Motor vehicles	3	912,732	778,273
Construction in progress		630,951	4,889,348

		30,367,228	26,258,885
Less: Accumulated depreciation and amortization		(15,449,986)	(10,052,220)

		$14,917,242	$16,206,665

Construction in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service. The cost and accumulated amortization of assets under capital leases at September 30, 2006 were $753,219 and $381,105, respectively, and at December 31, 2005 were $778,273 and $361,829, respectively.

During 2005, the Company conducted an evaluation of the useful life of its leasehold improvements. At the time the Company entered into those leases, it was not able to estimate how long these premises would be occupied and based on that, made the assumption that a life of 36 months was appropriate. As a result of this review and the success of the Company’s business model, the Company believes that it will remain in these facilities through at least further 60 months. Based on that evaluation, which included a review of the respective lease contracts and the remaining useful life of those assets, the Company determined that the useful life of the assets that had been capitalized under the leasehold improvements asset category was 60 months versus 36 months. As a result, at April 1, 2005 the Company changed the useful life to 60 months. This change impacted (1) all new leasehold assets purchased from April 1, 2005 forward and (2) the amortization expense to be recognized for periods starting April 1, 2005 of leasehold assets put into place prior to April 1, 2005 that were not fully amortized.

The change in estimated useful life of leasehold improvements resulted in amortization expense being approximately $176,000 less in the three months ended September 30, 2006 and $528,000 in the nine months ended September 30, 2006 and approximately $176,000 and $352,000 less in the three and nine months ended September 30, 2005, than what it would have been had the estimated useful life not changed.

7. Senior Long-Term Debt

On December 13, 2002, certain new investors and members of management acquired senior promissory notes issued by the Company totaling $4,674,000. The senior promissory notes mature on December 13, 2007. The Company issued additional senior promissory notes to employees of the Company during August 2003 in the amount of $272,403. Interest on the principal amount is payable on maturity and accrues at a rate equal to the greater of (i) 2.02% semiannually or (ii) LIBOR. The Company redeemed promissory notes including accrued interest of $13,239 in 2004.

The effective interest rate at September 30, 2006 was 5.15% and at December 31, 2005 was 4.08%. Accrued interest at September 30, 2006 and December 31, 2005 included in senior long-term debt on the balance sheet is $869,709 and $ 650,335, respectively.

Deferred financing costs, totaling $300,000, are included in other assets and are being amortized to interest expense through the maturity date of the senior long-term debt. For each of the three and nine months ended September 30, 2006 and September 30, 2005, amortization of deferred financing costs amounted to $15,000 and $45,000, respectively. The Company repaid all outstanding promissory notes with a portion of the proceeds from its initial public offering. See Note 17.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

8. Redeemable Preferred Stock

Holders of redeemable preferred stock are not permitted or entitled to vote on any matter required or permitted to be voted on by the stockholders of the Company. Holders of redeemable preferred stock have superior liquidation rights compared to the common stockholders. In the event of liquidation, dissolution or winding up of the operations of the Company, the redeemable preferred stockholders are entitled to receive a liquidation preference in the distribution of assets. Liquidation preference is equal to $100 per share plus any accrued and unpaid dividends.

Holders of redeemable preferred stock are entitled to receive annual dividends, as and when declared by the Company out of funds legally available equal to 10% of the liquidation preference per share. Such dividends are payable, at the election of the Company, in cash or in the form of an additional liquidation preference and accrue annually, but are to be paid only upon redemption, liquidation or as otherwise declared by the Company. Such dividends are cumulative and accrue on a day-to-day basis, whether or not earned. Cumulative dividends in arrears at September 30, 2006 and December 31, 2005 amounted to $2,131,356 and $1,653,183, respectively.

The Company may, at its option at any time, redeem all of the redeemable preferred stock by giving adequate notice to the holders of redeemable preferred stock. Upon the occurrence of a mandatory redemption event, holders of the redeemable preferred stock can cause redemption of all the redeemable preferred stock outstanding. On August 16, 2005, the Company amended certain provisions of the preferred stock agreement relating to mandatory redemption events. Thereafter, mandatory redemption events include (i) breach in any material respect of warranties and representations made by Conseco, Inc. (the Company’s former parent) under the stock purchase agreement dated November 14, 2002 and (ii) any material adverse change in the condition, financial or otherwise, business, properties, assets, consolidated statements of income or prospects of the Company or any of its subsidiaries. In all instances, the redemption events are conditional and the redemption amount will be the liquidation preference.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities” (“SFAS No. 150”). This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatory redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 was effective for all financial instruments created or modified after May 31, 2003, and effective July 1, 2003 for the Company. As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 have not been reclassified to interest expense. Effective July 1, 2003, dividends on the redeemable preferred stock have been classified as interest expense. For the three months ended September 30, 2005, the Company recorded $75,920 as interest expense and $73,296 as dividend. For the nine months ended September 30, 2005, the Company recorded $359,197 as interest expense and $73,296 as dividend. As a result of the amended provisions, effective August 16, 2005, for the three months ended September 30, 2006, accrued dividends of $165,794 and for the nine months ended September 30, 2006, accrued dividends of $478,173 are no longer included in interest expense but are included in dividends and accretion on preferred stock in the consolidated statements of income.

The preferred stock is recorded net of issuance costs of $300,000, which are accreted over a period of five years. For the three and nine months ended September 30, 2006 amortization of issuance costs of $15,000 and $45,000 respectively was included as dividends and accretion on preferred stock in the consolidated statements of income. For the three months ended September 30, 2005, amortization of issuance costs of $7,500 each was included in interest expense and dividend and accretion on preferred stock. For the nine months ended September 30, 2005 amortization of issuance cost of $7,500 was included as dividends and accretion on preferred stock and $37,500 was included in interest expense in the consolidated statements of income.

The redeemable preferred stock is carried at the amount of cash that would be paid under the respective agreement if the shares were repurchased or redeemed at the reporting date less unamortized issuance costs of $67,500 and $112,500 at September 30, 2006 and at December 31, 2005, respectively. The Company repurchased all of the outstanding preferred stock in October and November 2006 with a portion of the proceeds from its initial public offering. See Note 17.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

9. Capital Structure

Common Stock

Holders of Series A common stock have one vote for each share held with respect to all matters voted on by the stockholders of the Company. Holders of Series B common stock do not have any voting rights.

In connection with the consummation of the Company’s initial public offering, all outstanding shares of Series A and Series B common stock automatically converted into a single class of voting common stock on October 24, 2006. See Note 17.

10. Employee Benefit Plans

The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. Current service costs for the Gratuity Plan are accrued in the period to which they relate.

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$69,261	$52,014	$197,412	$156,042
Interest cost	8,206	5,042	23,458	15,125
Actuarial (gain) loss	4,183	13,521	4,183	40,563

Net gratuity cost	$81,650	$70,577	$225,053	$211,730

The Company contributes to the Government Provident Fund (a defined contribution plan) on behalf of its employees in India. The assets held by the Government Provident Fund are not reported on the Company’s balance sheet. The contributions made to the Government Provident Fund for each period are as follows:

Three months ended September 30, 2006	$735,888
Three months ended September 30, 2005	$593,917
Nine months ended September 30, 2006	$2,019,750
Nine months ended September 30, 2005	$1,555,246

11. Leases

The Company leases motor vehicles from finance companies. Such leases are recorded as capital leases with interest rates ranging from 9.0% to 12.5%. Future minimum lease payments under these capital leases at September 30, 2006 are as follows:

Year ended September 30
2007	$219,972
2008	106,068
2009	143,687

Total minimum lease payments	469,727
Less: amount representing interest	52,580

Present value of minimum lease payments	417,147
Less current portion	184,680

Long term capital lease obligation	$232,467

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

The Company conducts its operations using facilities, office furniture and certain equipment leased under non-cancelable operating lease agreements that expire at various dates through the year 2009. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year ended September 30
2007	$1,459,073
2008	1,480,894
2009	288,315

Total minimum lease payments	$3,228,282

Rent expense under operating leases was $881,271 and $600,273 for the three months ended September 30, 2006 and 2005, respectively. Rent expense under operating leases was $2,232,208 and $1,759,994 for the nine months ended September 30, 2006 and 2005, respectively.

12. Income Taxes

The Company recorded tax expense of $637,184 and $1,938,512 for the three and nine month periods ended September 30, 2006, respectively. However this was offset by deferred tax benefit primarily generated from recognizing deferred tax assets on deferred compensation and deferred revenue in the United States, and depreciation in foreign tax jurisdictions. This increase in deferred tax assets was partially offset by utilization of AMT credit carryforwards. This resulted in an overall tax expense/(benefit) of ($152,084) being recorded for the three months ended September 30, 2006 and $351,344 for the nine months ended September 30, 2006.

At September 30, 2006, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiary. Based on the analysis, the Company has concluded that a valuation allowance offsetting the deferred tax assets continue to be recorded at September 30, 2006 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets related to the Indian subsidiary. The valuation allowance at September 30, 2006 is approximately $2,100,000.

13. Stock Based Compensation

In fiscal 2003, the Company instituted the ExlService Holdings, Inc. 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan covers all the employees of the Company and its subsidiaries. The Compensation Committee of the Board (the “Committee”) administers the 2003 Plan and grants stock options to eligible employees of the Company and its subsidiaries.

The Committee determines which employees are eligible to receive the options, the number of options to be granted, the exercise price, the vesting period and the exercise period. The vesting period is determined for the options issued on the date of the grant and is non-transferable during the life of the option. The options generally vest incrementally over a period of 4 years from the date of grant with 25% of the options vesting each year.

Pursuant to the 2003 Plan, the Company reserved 800,000 shares of Series B common stock (1,600,000 shares of common stock after giving effect to the Stock Split and Conversion in connection with the consummation of our initial public offering) for the granting of options. If an employee is terminated they must exercise any vested options within 90 days after termination or the vested options are forfeited. On September 29, 2006, the Company decided to cease making new grants under the 2003 Plan. Grants previously made under the 2003 Plan may continue to be exercised in accordance with the terms of the 2003 Plan. As of September 29, 2006, the pool of ungranted shares under the 2003 Plan was added to the pool of available shares under the 2006 Plan (as defined below).

In fiscal 2006, the Company instituted the ExlService Holdings, Inc. 2006 Omnibus Award Plan (the “2006 Plan”). The 2006 Plan covers all the employees of the Company and its subsidiaries. The Committee administers the 2006 Plan and grants stock options to eligible employees of the Company and its subsidiaries.

The Committee determines which employees are eligible to receive the options, the number of options to be granted, the exercise price, the vesting period and the exercise period. The vesting period is determined for the options issued on the date of the

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

grant and is non-transferable during the life of the option. The options generally vest incrementally over a period of 4 years from the date of grant with 10% vesting in year 1, 20% vesting in year 2, 30% vesting in year 3 and 40% vesting in year 4. Pursuant to the 2006 Plan, the Company reserved 1,864,619 shares of Series B common stock (3,729,238 shares of common stock after giving effect to the Stock Split and Conversion in connection with the consummation of the Company’s initial public offering in October 2006) for the granting of options. If an employee is terminated they must exercise any vested options within 90 days after termination or the vested options are forfeited.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share based awards granted under stock incentive plans is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

We recorded approximately $879,362 and $1,280,113 of total stock based compensation expense for the three and nine month periods ended September 30, 2006, respectively, as required under SFAS No. 123(R).

Prior to January 1, 2006, the Company accounted for share based payments using the Accounting Principles Board Opinion No. 25 (“APB 25”) intrinsic value method and, as such, generally recognized compensation cost for employee stock options where the exercise price was less than the fair value on the date of grant.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income (loss) to common stockholders	$1,090,933	$3,771,707
Add: stock based employee compensation expense included in reported net income	30,360	50,504
Less: stock based employee compensation expense determined under the fair value method	(35,732)	(327,120)

Pro forma net income (loss) to common stockholders	$1,085,561	$3,495,091

Earnings per common share:
Basic, as reported	$0.05	$0.18
Diluted, as reported	$0.05	$0.17
Basic, pro forma	$0.05	$0.17
Diluted, pro forma	$0.05	$0.16

The fair value of the stock is estimated on the date of grant using third party valuations. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. In addition, a forfeiture rate of 25% has been used for most of the options based on a review of historical option activity.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

The weighted average assumption used to value the option grants for the three and nine months ended September 30, 2006 and September 30, 2005 are as follows :

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected life (years)	6.25	5.00	5.28	5.00
Risk free interest rate	5.00%	4.00%	4.93%	4.00%
Volatility	50%	50%	50%	50%

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	555,551	$14.09
Granted	467,754	$23.75
Exercised	(52,644)	$2.58
Forfeited	(212,894)	$17.88

Outstanding at September 30, 2006	757,759	$19.13

Vested and exercisable at September 30, 2006	141,676	$13.74

Available for grant at September 30, 2006	1,411,842

Restricted stock activity under the Company’s stock plans is shown below:

	Number of restricted stock	Number of restricted stock units
Outstanding at December 31, 2005	—	—
Granted	144,502	14,000
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2006	144,502	14,000

(1)	The Company granted 153,502 shares of restricted stock and restricted stock units during the three months ended September 30, 2006. The weighted-average fair value of options, restricted stock and restricted stock units issued under the 2003 Plan and 2006 Plan during nine months ended September 2006 and 2005 was $8.81 and $6.58, respectively, and during the three months ended September 2006 and 2005 was $8.79 and $5.93, respectively. The weighted-average remaining contractual life of options, restricted stock and restricted stock units outstanding and exercisable at September 30, 2006 and September 30, 2005 was 7.93 years and 8.70 years, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

Earnings Per Share

Basic earnings per share is computed by dividing income (loss) to common stockholders by the weighted average number of common shares outstanding during each period. In determining the income to common stockholders, net income has been reduced by dividends and accretion on preferred stock. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents plus the future stock compensation expense on the options issued till date. Stock options that are anti-dilutive are excluded from the computation of weighted average shares outstanding. For the three months ended September 30, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes stock options of 441,712 shares and 361,848 shares, respectively. For the nine months ended September 30, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes stock options of 414,208 shares and 394,102 shares, respectively. The calculation of earnings per share for the three months and nine months ended September 30, 2006 and 2005 excludes stock options of 592,900 shares and 383,000 shares, respectively, because the exercise price of the option is less than the average price of stock and hence to include them in the calculation would be anti-dilutive. The earnings per share data have been adjusted to give effect to the Stock Split and Conversion. See Note 17.

Preferred Stock

During 2002, in connection with employment agreements, certain officers purchased 2,993 shares of preferred stock for $3. The difference between the fair value of these shares and the purchase price, totaling $299,299, was being amortized to compensation expense over the three-year vesting period. For the nine months ended September 30, 2005, the Company amortized and recorded compensation expense of $74,754.

Advisory Board Options

In 2005, the Company granted to a member of its advisory board options to purchase 5,000 shares of Series B common stock at an exercise price of $23.75 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at September 30, 2006 was determined to be $43,750. In 2003, the Company also granted to members of its advisory board options to purchase 10,000 shares of Series B common stock at an exercise price of $0.24 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at September 30, 2006 was determined to be $195,100. These options vest over a period of four years and expire ten years from the vesting date. For the three months ended September 30, 2006, the Company recorded an expense of $32,438 and for the three months ended September 30, 2005, an expense of $14,753 towards compensation expense. For the nine months ended September 30, 2006, the Company recorded an expense of $21,200 of compensation expense. For nine months ended September 30, 2005, the Company recorded $44,258 as compensation expense. The fair value and related compensation expense will be remeasured for the unvested portion of these options at the end of each reporting period until such options are fully vested. The Company remeasured the fair value of the unvested portion at the end of September 30, 2006 and accordingly passed a credit to the compensation expense.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 115,100 shares of Series A common stock at an exercise price of $12.50 per share in July 2004. The option is fully exercisable and expires ten years from the date of grant. The $15.56 per share fair value of the option on the date of issuance, using the Black Scholes valuation model was approximately $1,792,000. Such amount is being amortized as a reduction to revenue over the five-year term of the services agreement. Amortization for the three months ended September 30, 2006 and 2005 was approximately $89,604 respectively. Amortization for the nine months ended September 30, 2006 and 2005 was approximately $268,812 respectively.

14. Related Party Transactions

The Company received services in India for employee training performed by a company controlled by a stockholder. This company is one of the many companies rendering such services to Exl India. The Company recorded expenses related to these services of $27,269 and $5,916 for the three months ended September 30, 2006 and September 30, 2005, respectively. For the nine months ended September 30, 2006 and September 30, 2005, the Company recorded $53,194 and $44,823, respectively. At September 30, 2006 the Company had a balance payable of $764 related to these services. The agreement with this company terminated on September 30, 2006.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

The Company provides advisory services related primarily to compliance with the Sarbanes-Oxley Act of 2002 to Williams Scotsman, Inc., a provider of mobile and modular building solutions in North America. Williams Scotsman, Inc. is controlled by entities related to one of the Company’s significant stockholders. The Company recognized approximately $248,696 and $4,250 in the three months ending September 30, 2006 and 2005, respectively, and $494,106 and $270,238 in the first nine months of 2006 and 2005, respectively, in advisory fees revenue and expense reimbursements from Williams Scotsman, Inc.

The Company provides BPO services to MedSynergies, Inc., a provider of outsourced billing, claims administration and payment processing services to healthcare providers. MedSynergies, Inc. is controlled by entities related to one of the Company’s significant stockholders. The Company recognized revenue of approximately $186,525 in the three months ending September 30, 2006 and approximately $ 342,860 in the nine months ended September 30, 2006 from MedSynergies, Inc.

The Company provides advisory services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by one of the Company’s significant stockholders. The Company recognized revenue of approximately $143,420 and $81,610 in the three months ending September 30, 2006 and 2005, respectively, and $422,320 and $89,490 in the first nine months of 2006 and 2005, respectively, in advisory fees and expense reimbursements from Duane Reade Holdings, Inc.

The Company provides analytical services to FTVentures, one of the Company’s significant stockholders. The Company recognized revenue of approximately $4,900 in the three months ending September 30, 2006, and $4,900 in the first nine months of 2006, respectively.

At September 30, 2006 the Company had an account receivable of $300,835 related to these services.

The Company entered into employment and non-competition agreements with management in November 2002. The initial term of these agreements was three years and the Company had the option to extend the term for two additional one-year periods. The agreements had been extended through September 30, 2006 and included an annual base salary of $400,000, a bonus amount and an additional incentive bonus amount as well as certain other fringe benefits. Upon termination of employment under conditions as defined, 25% of certain common stock, as defined, held by such senior management is subject to repurchase by the Company at cost for up to one year and at fair market value if after one year for a two-year period. Such common stock is not subject to repurchase after three years. These agreements were amended and restated in their entirety effective September 30, 2006. The amended and restated employment agreements last until December 31, 2009 and will automatically extend for successive 12-month periods unless either party provides the other with 120 days’ notice of its desire not to extend the agreement. Each agreement provides for an annual base salary of $400,000, a bonus amount and certain other fringe benefits.

Senior long-term debt of $325,000 with a five-year life issued to certain officers was amortized over a three-year period consistent with the preferred stock issued to such officers. This was fully amortized by December 2005. The Company recorded compensation expense of $27,165 and $81,495 during the three months and nine months ended September 30, 2005, respectively.

For each of the three months ended September 30, 2006 and 2005, the Company accrued management fees of $50,000 to certain investors. For each of the nine months ended September 30, 2006 and 2005, the Company accrued management fees of $150,000 to certain investors.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

15. Geographical Information

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2006
Revenues
United States	$19,149,844	$9,069,149	$39,910,017	$25,945,326
United Kingdom	16,204,839	9,299,831	42,228,908	28,022,347
Rest of World (excluding India)	310,362	—	314,362	7,000
India	—	—	—	—

	$35,665,045	$18,368,980	$82,453,287	$53,974,673

	September 30, 2006	December 31, 2005
Fixed assets
United States	$1,653,612	$779,961
India	13,258,910	15,425,040
United Kingdom	4,720	1,664

	$14,917,242	$16,206,665

16. Commitments and Contingencies

Fixed Asset Commitments

At September 30, 2006, the Company had committed to spend approximately $38,651 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Exl India and NCOP have been established as “Export-Oriented Undertaking” enterprises under the “Export Import Policy” (the “policy”) formulated by the Government of India. Pursuant to this policy, the Company has benefited from certain incentives on import of capital goods. Under this policy, Exl India and NCOP must achieve certain export ratios and realize revenues attributable to exports of approximately $244.5 million and $43.4 million, respectively, over a period of five years.

In the event of Exl India and NCOP are unable to achieve their commitments over the specified period, Exl India and NCOP may be required to refund such incentives along with penalties and fines. Management, however, believes that Exl India and NCOP will achieve these export levels within the required timeframe.

Contingencies

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be considered such transactions. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with Indian tax authorities over the application of some of its transfer pricing policies. The Company has received two assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The first assessment demands that Exl India pay additional taxes in the amount of approximately $2.1 million. The Company has been required to pay approximately $700,000 by the Indian tax authorities as a deposit in respect of the first assessment while it is contesting the above order before the authorities. The Company has already deposited approximately $436,000 and the balance may have to be deposited in case the Company does not have a decision in its favor from the first appellate authority before December 31, 2006. The second assessment demands the payment by Exl Inc. of approximately $3.2 million. Out of $3.2 million the Company has been asked to pay approximately $775,000 by

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2006

(UNAUDITED)

November 2006 and approximately $775,000 by January 2007. The Company has appealed both assessments. Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and has accordingly not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. There is a possibility that the Company might receive similar orders for subsequent years until the common dispute is resolved.

17. Subsequent Events

On October 25, 2006, the Company consummated an initial public offering of its shares of common stock. In the offering, the Company issued and sold 5,750,000 shares of its common stock at an initial offering price of $13.50 per share resulting in gross proceeds of $77.6 million and net proceeds of approximately $69.7 million to the Company after deducting underwriting discounts and commissions of approximately $5.4 million and related offering expenses of approximately $2.5 million. The Company used approximately $6.7 million of the net proceeds from the initial public offering to repurchase all of its outstanding shares of Series A Preferred Stock and approximately $5.8 million to repay all outstanding senior promissory notes payable to certain of its stockholders. In connection with the initial public offering all outstanding shares of Series B common stock of the Company converted automatically into shares of Series A common stock (the “Conversion”) on October 24, 2006. In addition, immediately prior to the consummation of the offering, the Company increased its total authorized number of shares of capital stock and effected a two-for-one stock split (the “Stock Split”). As a result of the initial public offering, the Company only has one class of common stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Registration Statement on Form S-1 (Registration No. 333-121001). Some of the statements in the following discussion are forward looking statements. See “—Forward looking statements.”

Overview

We are a recognized provider of offshore solutions, including business process outsourcing (“BPO”), research and analytics and advisory services, primarily serving the needs of Global 1000 companies in the banking, financial services and insurance (“BFSI”) sector. We provide integrated front-, middle- and back-office process outsourcing services and manage large-scale processes for our U.S.-based and U.K.-based clients. We also offer various research and analytics services and advisory services to our clients. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them.

We market our services directly through our sales and marketing team, which operates out of New York and London, and our business development team, which operates out of Noida, India. We currently operate seven operations facilities in India, including one operation facility at Inductis.

We completed the acquisition of Inductis, a provider of research and analytics services, on July 1, 2006 (the “Inductis Acquisition”). The Inductis Acquisition has expanded the types and sophistication of the research and analytics services we offer. The results of operations of Inductis are consolidated in our financial statements with effect from July 1, 2006. As a result, our results of operations for the three and nine month-periods ended September 30, 2006 are not comparable to our results of operations for the three and nine month-periods ended September 30, 2005. See “—Inductis Acquisition” below.

On October 25, 2006, we consummated an initial public offering of our shares of common stock. Our initial public offering resulted in net proceeds of approximately $69.7 million to us after deducting underwriting discounts and commissions and related expenses. Our common stock is traded on the Nasdaq Global Select Market under the symbol “EXLS.” In connection with the initial public offering, we effected the Conversion and the Stock Split.

Revenues

We generate revenues principally from contracts to provide BPO, research and analytics or advisory services. In the first nine months of 2006, we had revenues of $82.5 million compared to $54.0 million for the same period in 2005, an increase of 52.8%. For the three months ended September 30, 2006 and 2005, we had revenues of $35.7 million and $18.4 million, respectively, an increase of 94.0%. A significant portion of our increase in revenues for the three and nine month-periods ended September 30, 2006 over the same periods in 2005 is a result of the Inductis Acquisition which contributed $6.3 million to our consolidated revenues for the three months ended September 30, 2006. We generally attribute our revenue growth to a number of factors, including the growth of our client base, both organically and through acquisitions such as the Inductis Acquisition, ongoing growth in existing client relationships and the addition of new services, including compliance and research and analytics services. We measure our revenues from new clients as revenues attributable to new clients added and not as an increase in revenues from existing clients. We anticipate continued revenue growth as we expand our service offerings, both organically and through further acquisitions. Revenues from new clients are an indicator of successful marketing efforts and do not represent a trend in our results of operations. We provide our clients with a range of BPO services, including insurance services, banking and financial services, finance and accounting services and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant BPO service, implement a process migration to that operations center and then provide services either to that client or directly to that client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The BPO services we provide to our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

For BPO services, we enter into long-term agreements with our clients with initial terms ranging from three to seven years. Although these agreements provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our BPO services and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. Revenues under new client contracts also vary depending on when we complete the selling cycle and the implementation phase.

Our research and analytics services are intended to facilitate more effective data-based strategic and operating decisions by our clients using research, statistical and quantitative analytical techniques. We materially expanded our research and analytics capabilities and enhanced the strategic dimension of our services with the recent acquisition of Inductis in July 2006. Our advisory services include risk assessment, documentation and internal controls testing and business process re-engineering and process quality monitoring. Our research and analytics services and our advisory services are cyclical and can be significantly affected by variations in business cycles. Changes in the regulatory requirements for of the Sarbanes-Oxley Act of 2002, for example, could have a significant impact on certain risk advisory service offerings of our advisory services business. In addition, our research and analytics services and our advisory services usually consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from these businesses. Our results of operations for the three months ended September 30, 2006 were impacted by a significant increase in revenue from our advisory services. The increase is partially caused by seasonal factors and does not represent a trend in our period- to- period increases.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 48.4% and 51.2%, respectively, of the revenues for the nine months ended September 30, 2006 and approximately 53.7% and 45.4%, respectively, of the revenues for the three months ended September 30, 2006. The United States and the United Kingdom generated approximately 48.1% and 51.9%, respectively, of the revenues for the nine months ended September 30, 2005 and approximately 49.37% and 50.63%, respectively, of the revenues for the three months ended September 30, 2005.

We provide services to Norwich Union (an Aviva company), which represented $10.5 million, or 29.4%, of our revenues in the three months ended September 30, 2006 and $9.1 million, or 49.5%, of our revenues for the three months ended September 30, 2005, under two framework agreements and work orders generated by these agreements. The first framework agreement expires in January 2007 and can be terminated by Norwich Union for cause only during its initial term, but work orders under that agreement cannot be terminated without cause before July 1, 2007. The second framework agreement expires in July 2009 and can be terminated by Norwich Union without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After these initial terms, Norwich Union may terminate these agreements without cause or penalty with six months notice. We provide services to Centrica plc, which represented $5.8 million, or 16.2%, of our revenues for the three months ended September 30, 2006 and $0.2 million, or 1.1% of our revenues for the three months ended September 30, 2005, under an agreement that has an initial term that expires in July 2008 and that can be terminated by Centrica plc for cause only during its initial term. Our contract with our third-largest client, American Express Financial Corporation (“American Express”), which represented $4.1 million, or 11.5%, of our revenues in the three months ended September 30, 2006 provides that American Express may terminate the agreement at any time and without cause with five days prior notice. We provide services to Dell (including Dell Financial Services), which represented $3.0 million, or 8.4%, of our revenues in the three months ended September 30, 2006 and $2.5 million, or 13.6%, of our revenues for the three months ended September 30, 2005, under three main agreements. The first agreement expires on November 1, 2007, is automatically renewable for additional one-year terms and can be terminated by our client at any time and without cause with 30 days prior notice. The second agreement expires on May 15, 2009, is automatically renewable for additional one-year terms and can be terminated by our client at any time and without cause with 120 days prior notice. The third agreement expires May 15, 2009, is automatically renewed for additional one year terms and can be terminated by our client at any time and without cause with 180 days prior notice. Contracts with other BPO clients representing approximately 27.4% of our revenues for the three months ended September 30, 2006 will expire within 12 months, while the remainder of our BPO contracts expire in more than one year or do not have specified initial terms and remain in effect until terminated or until there are no work orders or engagement schedules.

We recognize revenues from services provided under our client contracts on a cost-plus, time-and-materials or unit-price basis. Under cost-plus arrangements, we apply a mark-up (based on the service levels we achieve) to the contractually agreed direct and apportioned indirect costs we incur and invoice the client for the marked-up cost. Time-and-materials arrangements typically involve billings based on productive minutes or hours as we perform the related services. Unit-price arrangements involve billings based on productive units (such as the number of e-mail responses) as we deliver the services to the client. If we do not estimate the resources and time required for a unit-price project accurately or do not meet our contractual obligations within the required timeframe, we could incur a material adverse effect on our business, results of operations, financial condition and cash flows.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended September 30, 2006 and September 30, 2005, 4% and 3.7%, respectively, of our revenues represent reimbursement of such expenses. For the nine months ended September 30, 2006 and September 30, 2005, 4.1% and 4.2%, respectively, of our revenues represent reimbursement of such expenses.

Our operating results may vary significantly from period to period as a result of various factors. For example, Dell, one of our largest clients, experiences seasonal changes in its operations in connection with the year-end holiday season and the school year, which affects our period-to-period results.

We also bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts, and our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. Although we take steps to hedge a substantial portion of our Indian rupee-U.S. dollar foreign currency exposures, our results of operations may be adversely affected if there is significant fluctuation among the Indian rupee, the pound sterling and the U.S. dollar or if our hedging strategy is unsuccessful.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended September 30, 2006 and 2005, the revenues from our three largest clients grew to $20.3 million and $13.8 million, respectively, accounting for 57.2% and 74.9%% of our revenues, respectively, during these periods.

We derived revenues from four and nine new clients for our services, including advisory and research and analytics services, in the three months ended September 30, 2006 and 2005, respectively. By acquiring Inductis, we obtained 16 new clients, including American Express, our third largest client. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Norwich Union has the option from January 2008 through February 2011 under one of its contracts with us to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount that will approximate the net asset value of that facility on the date of transfer. The exercise of this option would result in both a loss of revenues and the loss of all of our employees who are at that time working under that contract. Norwich Union has publicly announced its intention to start exercising its option to assume the operations of the facilities of certain of its third party vendor-contractors, including one of our facilities in Pune. The affected facility generated 16.3% and 26.5% of our revenues in the three months ended September 30, 2006 and September 30, 2005, respectively. We expect that any decline in revenues that we would experience when Norwich Union exercises this option would be partially offset by a decrease in expenses associated with the operation of the Pune facilities.

Expenses

Cost of Revenues

Our cost of revenues primarily consists of:

•	employee costs, which include salary, retention and other compensation expenses; recruitment and training costs; non-cash amortization of deferred stock compensation expense; and traveling and lodging costs; and

•	costs relating to our facilities and communications network, which include telecommunication and IT costs; facilities and customer management support; operational expenses for our outsourcing centers; and rent expenses.

The most significant component of our cost of revenues is employee compensation, recruitment, training and retention. Salary levels in India, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees in India, particularly among the highly skilled workforce needed to execute BPO services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes a non-cash amortization of stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients.

A significant portion of our increase in cost of revenues for the three and nine month-periods ended September 30, 2006 over the same periods in 2005 is a result of the Inductis Acquisition which contributed $4.0 million to our consolidated cost revenues for the three months and nine months ended September 30, 2006. We expect our cost of revenues to continue to increase as we continue to add professionals in India and the United States, including new senior managers, to service additional business, in particular as our research and analytics and advisory services businesses grow, both organically and as a result of acquisitions like the Inductis Acquisition, and as wages continue to increase in India. In particular, we expect training activity costs to continue to increase as we continue to add new clients.

Cost of revenues is also affected by our long selling cycle and implementation period for our BPO services, which require significant commitments of capital, resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. In addition, once we are engaged by a client in a new contract, our cost of revenues may represent a higher percentage of revenues until the implementation phase for that contract of three to four months is completed.

We also expect cost of revenues to increase when we add new operations facilities due to increases in telecommunication and rent expenses and other facilities operating costs. In particular, we are in the process of establishing a new operations facility in Noida, India, which we expect will become operational in 2007 and are contractually committed to one of our clients to establish and maintain a viable BPO offshore operation outside of India by March 2007. As we increase the size, number and complexity of projects for our clients and broaden our client base and as our business volumes increase, however, we expect to benefit from economies of scale and a more effective utilization of resources, which we expect will decrease our related cost of revenues.

SG&A Expenses

Our general and administrative expenses are comprised of expenses relating to salaries of senior management and other support personnel, legal and other professional fees, telecommunications, utilities and other miscellaneous administrative costs. Selling and marketing expenses primarily consist of salaries of sales and marketing personnel, client relationship management, travel and brand building. We expect SG&A expenses to continue to increase in absolute dollars to support our planned growth, including organically and through acquisitions such as the Inductis Acquisition. We also expect our accounting, insurance and legal fees to increase as a result of being a public company. SG&A expenses also include non-cash amortization of stock compensation expense related to our issuance of stock options and restricted stock to senior management, members of our board of directors and advisory board, other support personnel and consultants.

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible and intangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements. Amortization of intangible assets acquired in the Inductis Acquisition is part of depreciation and amortization. Amortization of deferred stock compensation expenses is not included in depreciation and amortization, but is included as an element of compensation expenses as described above. As we add facilities, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure.

Foreign Exchange

Exchange Rates

Although substantially all of our revenues are primarily denominated in U.S. dollars (53.7% in the three months ended September 30, 2006 and 48.4% for the nine months ended September 30, 2006) or pound sterling (45.4% in the three months ended September 30, 2006 and 51.2% for the nine months ended September 30, 2006), most of our expenses (62.6% in the three months ended September 30, 2006 and 71.3% for the nine months ended September 30, 2006) are incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The results of our operations are affected as the Indian rupee appreciates or depreciates against the U.S. dollar or the pound sterling.

In addition, we report our financial results in U.S. dollars and a substantial portion of our revenues is earned in pound sterling. Accordingly, our results of operations are adversely affected as the pound sterling depreciates against the U.S. dollar. The exchange rate for the three months ended September 30, 2006 was favorable to us over the exchange rate for the three months ended September 30, 2005. See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Currency Regulation

According to the prevailing foreign exchange regulations in India, an exporter of BPO services which is registered with a software technology park or an export processing zone in India, such as our subsidiaries Exl India and Inductis India Private Limited (“Inductis India”), is required to realize its export proceeds within a period of 12 months from the date of exports. Similarly, in the event that such exporter has received any advance against exports in foreign exchange from its overseas customers, it will have to render the requisite services so that the advances so received are earned within a period of 12 months. If Exl India or Inductis India did not meet these conditions, it would be required to obtain permission to export foreign currency from the Reserve Bank of India.

ExlService Holdings and Inductis receive payments under most of our client contracts and are invoiced by Exl India and Inductis India, as applicable, in respect of services that Exl India and Inductis India, as applicable, provide to our clients under these contracts. Exl India and Inductis India hold the foreign currency they receive, primarily from ExlService Holdings and Inductis, in an export earners foreign currency account. All foreign exchange requirements, including import of capital goods, expenses incurred during foreign traveling of employees and discharge of foreign exchange can be met using the foreign currency in that account. As and when funds are required in India, such funds are transferred to an ordinary Indian rupee account.

Income Taxes

The Indian Finance Act, 2000 provides Exl India and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The Indian Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Accordingly, facilities set up in India on or before March 31, 2000 have a ten-year tax holiday, new facilities set up on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2009. After March 31, 2009, the tax holiday will no longer be available to new facilities. Exl India provides BPO services from its wholly owned, export oriented units situated in Noida and Pune. The income derived from the services rendered from these facilities is not subject to taxes in India until March 31, 2009. Inductis India is located in Gurgaon and its services also qualify under the Indian Finance Act, 2000 until March 31, 2009.

As a result of the tax holiday, our BPO service operations have been subject to relatively lower tax liabilities. For example, we recognized minimal income tax expense for the three months ended September 30, 2006 as a result of the tax holiday, compared to approximately $1.6 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). When our tax holiday expires or terminates, our tax expense will materially increase. While we have incurred losses in the prior periods under applicable Indian tax laws, we have decided not to carry forward these losses.

We recognize deferred tax assets and liabilities for temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among our subsidiaries and us may be considered such transactions. Accordingly, we determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of our tax returns and determine that the transfer price we applied was not appropriate, we may incur increased tax liability, including accrued interest and penalties. We are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies. We have received two assessment orders from the Indian tax authorities with respect to their audit of certain of our subsidiaries. The first assessment demands that Exl India pay additional taxes in the amount of approximately $2.1 million. We have been required to pay approximately $700,000 by the Indian tax authorities as a deposit in respect of the first assessment while we are contesting the above order before the authorities. We have already deposited approximately $436,000 and the balance may have to be deposited in case we do not have a decision in our favor from the first appellate authority before December 31, 2006. The second assessment demands the payment by Exl Inc. of approximately $3.2 million. Out of $3.2 million we have been asked to pay approximately $775,000 by November 2006 and approximately $775,000 by January 2007. We have appealed both assessments. Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have accordingly not accrued any amount with respect to these matters in our consolidated financial statements. We do not expect any impact from these assessments on our future income tax expense. However, there is a possibility that the Company may receive similar orders for payment for subsequent years until the underlying dispute is resolved. ExlService Holdings is subject to U.S. income taxes on the profits it recognizes in the United States.

Inductis Acquisition

On July 1, 2006, we completed the Inductis Acquisition. Inductis is a provider of research and analytics services. The Inductis Acquisition has expanded the types and sophistication of the research and analytics services we offer. The total consideration for the Inductis Acquisition, including the assumption of liabilities, earnout and contingent payments and transaction costs, is expected to be approximately $31.5 million. We paid approximately $11.5 million at the closing of the Inductis Acquisition in the form of $2.4 million in cash, the issuance of 524,981 shares of our Series A common stock (1,049,962 shares of our common stock after giving effect to the Stock Split and Conversion) after withholding in respect of taxes, $0.9 million in transaction costs, a $0.4 million bonus payable in January 2007 and a $0.6 million working capital adjustment payment based on the net working capital of Inductis and its subsidiaries as of June 30, 2006. We also assumed $4.3 million of Inductis debt, which we repaid in full on September 26, 2006. We also agreed to make certain earnout payments to the former holders of Inductis securities of up to 389,906 shares of Series A common stock (779,812 shares of our common stock after giving effect to the Stock Split and Conversion) based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2006 and 2007 and certain additional contingent payments in a mix of cash and additional shares of our common stock, the mix of which cannot be determined until the size of the contingent payments, if any, is determined, based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2007. The value of any such contingent payments is expected to range from $0.6 million to $6.5 million.

As a result of the Inductis Acquisition, our historical results of operations will not be comparable to our results of operations in future periods.

Critical Accounting Policies

We consider the policies discussed below to be critical to an understanding of our financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain. These policies include revenue recognition, estimating tax liabilities and stock-based compensation. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecast, and estimates routinely require adjustment.

Revenue Recognition

We derive revenues from BPO, research and analytics and advisory services provided on a cost-plus, time-and-materials or unit-priced basis. We recognize revenues as services are rendered, provided that persuasive evidence of an arrangement exists, there are no remaining obligations with respect to the services rendered and collection is considered probable. We invoice clients in accordance with agreed rates and billing arrangements. We recognize revenues from the last billing date to the balance sheet date as unbilled revenues, and we recognize billings in excess of revenues earned or advances received from clients as deferred income.

Under cost-plus arrangements, we apply a mark-up (based on the service levels we achieve) to the contractually agreed direct and apportioned indirect costs we incur and invoice the client for the marked-up cost. Time-and-materials arrangements typically involve billings based on productive time as we perform the related services. Unit-price arrangements involve billings based on productive units as we deliver the services to the client.

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position and the information presently available to us, we believe we have adequately accrued for probable exposures as of September 30, 2006. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

Applicable transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s length price. Transactions among our subsidiaries and us may be considered such transactions. Accordingly, we determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. We are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies.

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards.

We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At September 30, 2006, we performed an analysis of the deferred tax asset valuation allowance on our Indian subsidiaries and concluded that a valuation allowance offsetting the deferred tax assets be recorded, based on our conclusion that it is more likely than not that there will be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each period. See Note 12, “Income Taxes,” in the notes to our unaudited consolidated financial statements for the period ended September 30, 2006.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method of transition with regard to stock-based awards. Before the consummation of our initial public offering, we used a third party valuation firm to perform valuations of the fair value of our securities in connection with certain stock-based equity grants.

Prior to January 1, 2006, we accounted for stock-based payments using APB 25. Under APB 25, compensation expense was generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. We chose to use the intrinsic value method to measure our compensation costs. If we had used the fair value method, we would have recognized additional compensation expense of nil and approximately $0.3 million for the three and nine months ended September 30, 2005, respectively. See Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements for the period ended September 30, 2006. See Note 13, “Stock Based Compensation,” in the notes to our unaudited consolidated financial statements for the period ended September 30, 2006 for significant factors considered in determining the fair value of our stock.

Derivative Instruments

In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under our policies with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is with the pound sterling and the Indian rupee. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates, and not for speculative trading purposes. We also hedge anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges, under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income (loss) until the contract is settled and at that time are recognized in the consolidated statements of operations. We evaluate hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of operations.

At September 30, 2006, forward exchange contracts of $35.5 million and GBP 13.0 million were outstanding. We have evaluated the effectiveness of all forward exchange contracts. For the three and nine months ended September 30, 2006, net gains (loss) from ineffective cash flow hedges included in the consolidated statements of income totaled approximately ($0.3 million) and ($1.3 million). For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

Pension Plan Liability

We provide our employees in India with benefits under a defined benefit plan, which we refer to as the Gratuity Plan. The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with us. We determine our liability under the Gratuity Plan by actuarial valuation using the projected unit credit method. Under this method, we determine our liability based upon the discounted value of salary increases until the date of separation arising from retirement, death, resignation or other termination of services. Critical assumptions used in measuring the plan expense and projected liability under the projected unit credit method include the discount rate, expected return on assets and the expected increase in the compensation rates. We evaluate these critical assumptions at least annually. We periodically evaluate and update other assumptions used in the projected unit credit method involving demographic factors, such as retirement age and turnover rate, to reflect our experience. The future mortality rates used are consistent with those published by the Life Insurance Corporation of India.

The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rate we use is equal to the yield on high quality fixed income investments in India at the measurement date. A lower discount rate increases the present value of benefit obligations and therefore increases gratuity expense. Since our Gratuity Plan is unfunded, we have not assumed any returns on assets. See Note 10, “Employee Benefit Plans,” in the notes to our unaudited consolidated financial statements for the period ended September 30, 2006.

Results of Operations

The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$35,081,504	$18,283,120	$81,189,101	$53,614,945
Revenues (from related party)	583,541	85,860	1,264,186	359,728

Total revenues(1)	35,665,045	18,368,980	82,453,287	53,974,673
Cost of revenues (exclusive of depreciation and amortization)(2)	21,490,479	11,440,529	51,378,118	35,104,597

Gross profit	14,174,566	6,928,451	31,075,169	18,870,076

Operating expenses:
General and administrative expenses(3)	5,802,239	3,665,076	13,110,619	9,706,772
Selling and marketing expenses(3)	1,635,644	419,924	3,083,744	1,213,363
Depreciation and amortization(4)	2,614,929	1,497,937	6,254,903	4,477,588

Total operating expenses	10,052,812	5,582,937	22,449,266	15,397,723

Income from operations	4,121,754	1,345,514	8,625,903	3,472,353

Other income (expense):
Foreign exchange gain/(loss)	11,681	441,513	(688,213)	1,522,203
Interest and other income	310,945	258,306	912,327	501,467
Interest expense	(275,310)	(93,810)	(479,077)	(283,698)
Interest expense-redeemable preferred stock	—	(83,420)	—	(396,697)

Income before income taxes	4,169,070	1,868,103	8,370,940	4,815,628
Income tax provision/(benefit)	(152,084)	696,374	351,344	963,125

Net income	4,321,154	1,171,729	8,019,596	3,852,503
Dividends and accretion on preferred stock	(180,794)	(80,796)	(523,173)	(80,796)

Net income to common stockholders	$4,140,360	$1,090,933	$7,496,423	$3,771,707

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues.
(2)	Cost of revenues includes $0.2 million amortization of stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients. Cost of revenues excludes depreciation and amortization related to fixed assets.
(3)	SG&A expenses include $0.6 million amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff.
(4)	Depreciation and amortization includes $0.6 million of amortization of intangibles.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

As a result of the Inductis Acquisition, our results of operations for the three months ended September 30, 2006 are not comparable to the three months ended September 30, 2005. Our results of operations for the three months ended September 30, 2006 are favorably impacted by an increase in revenues, changes in exchange rates and a better capacity utilization over the three months ended September 30, 2005.

Revenues. Revenues increased 94.0% from $18.4 million for the three months ended September 30, 2005 (including $0.7 million of reimbursable expenses) to $35.7 million for the three months ended September 30, 2006 (including $1.4 million of reimbursable expenses). We recognized revenues from 55 clients (including 16 clients acquired in the Inductis Acquisition), including clients for our research and analytics services and our advisory services, during the three months ended September 30, 2006 compared to 29 clients during the three months ended September 30, 2005. Revenues attributable to 15 new clients added since September 30, 2005 (excluding revenue increases attributable to existing clients and revenue increases on account of the Inductis Acquisition) were $1.2 million for the three months ended September 30, 2006. Revenues attributable to clients obtained as a result of the Inductis Acquisition were $6.3 million during the three months ended September 30, 2006.

Cost of Revenues. Cost of revenues increased 88.6% from $11.4 million for the three months ended September 30, 2005 to $21.5 million for the three months ended September 30, 2006. Cost of revenues increased due to the inclusion of $4.0 million in cost of revenues of the Inductis business. Salaries and personnel expenses increased from $7.3 million in the three months ended September 30, 2005 to $14.6 million in the three months ended September 30, 2006 as a result of an increase in headcount from 4,742 employees at September 30, 2005 to 7,910 employees (including 257 employees from Inductis) at September 30, 2006. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs increased from $1.5 million for the three months ended September 30, 2005 to $2.3 million for the three months ended September 30, 2006, primarily reflecting our increased workforce, increased capacity utilization and the commencement of operations in February 2006 of a new 1,000-seat center in Noida. Cost of revenue includes $0.2 million and nil for the three months ended September 30, 2006 and September 30, 2005, respectively, on account of amortization of stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues decreased from 61.9% for the three months ended September 30, 2005 to 60.2% for the three months ended September 30, 2006.

Gross Profit. Gross profit increased 105.8% from $6.9 million for the three months ended September 30, 2005 to $14.2 million for the three months ended September 30, 2006. Inductis contributed $2.3 million gross profit for the three months ended September 30, 2006. The significant increase in gross profit does not represent a trend in our results of operations. As a percentage of revenues, gross profit increased from 37.7% for the three months ended September 30, 2005 to 39.7% for the three months ended September 30, 2006.

SG&A Expenses. SG&A expenses increased 80.5% from $4.1 million for the three months ended September 30, 2005 to $7.4 million for the three months ended September 30, 2006. General and administrative expenses increased 56.8% from $3.7 million for the three months ended September 30, 2005 to $5.8 for the three months ended September 30, 2006 and selling and marketing expenses increased 300% from $0.4 million for the three months ended September 30, 2005 to $1.6 million for the three months ended September 30, 2006. These increases were primarily due to the addition of headquarters and sales and marketing staff in the United States, as well as an increase in audit and other professional fees incurred as a result of becoming a public company. The increase in SG&A is also attributed to the addition of $2.0 million in expenses incurred by Inductis. Salary and personnel expenses increased from $1.9 million for the three months ended September 30, 2005 to $4.1 million for the three months ended September 30, 2006. Salaries and personnel expense included $0.6 million in expenses as a result of the Inductis Acquisition. SG&A expenses include $0.6 million and nil for the three months ended September 30, 2006 and the three months ended September 30, 2005, respectively, on account of amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. As a percentage of revenues, SG&A expenses decreased from 22.2% for the three months ended September 30, 2005 to 20.7% for the three months ended September 30, 2006.

Depreciation and Amortization. Depreciation and amortization increased 73.3% from $1.5 million for the three months ended September 30, 2005 to $2.6 million for the three months ended September 30, 2006. The increase was primarily due to a $0.6 million amortization of intangibles acquired from Inductis. The increase was also due to the commencement of operations in February 2006 of the additional center referred to above. As we add facilities, we also expect that depreciation expense will increase, reflecting additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations increased 215.3% from $1.3 million for the three months ended September 30, 2005 to $4.1 million for the three months ended September 30, 2006. Operating margin increased period-to-period due to a significant increase in revenue from our advisory services partly caused by seasonal factors, a higher than expected increase in revenue growth, the inclusion of Inductis in our revenues, favorable exchange rates ,better capacity utilization rate, and a savings in employee costs due to delayed hiring of professionals in support function in the 2006 period over the 2005 period. The significant increase in income from operations does not represent a trend in our results of operations. As a percentage of revenues, income from operations increased from 7.1% for the three months ended September 30, 2005 to 11.6% for the three months ended September 30, 2006.

Other Income (Expense). Other income (expense) decreased from income of $0.5 million for the three months ended September 30, 2005 to an income of approximately nil for the three months ended September 30, 2006 as a result of foreign exchange losses. Other income is comprised of foreign exchange gains and losses, interest income and expense and interest expense on redeemable preferred stock. Foreign exchange showed a gain of $0.4 million for the three months ended September 30, 2005 compared to approximately nil for the three months ended September 30, 2006. Interest and other income and interest expense for the two periods reflected the reclassification of our preferred stock from debt to equity on August 16, 2005 as a result of our adopting SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities” (“SFAS No. 150”) on July 1, 2003. For the three months ended September 30, 2006, we accrued dividends in lieu of the interest expense accrued for one and half month and dividend accrued for the remaining half in the comparable prior period. See Note 8, “Redeemable Preferred Stock,” in the notes to unaudited consolidated financial statements for the period ended September 30, 2006.

Provision for Income Taxes. Provision for income taxes decreased from an expense of $0.7 million for the three months ended September 30, 2005 to a benefit of $0.2 million the three months ended September 30, 2006. The decrease is primarily the result of the recognition of a deferred tax benefit for our U.S. entities with effect from the fourth quarter of 2005 when we realized that it was more like than not that there will be sufficient future taxable income to realize the deferred tax asset.

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock were $0.2 million for the three months ended September 30, 2006, reflecting the reclassification of our preferred stock in August 2005. The preferred stock was classified as a liability until August 16, 2005 and was reflected as equity thereafter in the comparable prior period. See Note 8, “Redeemable Preferred Stock,” in the notes to unaudited consolidated financial statements for the period ended September 30, 2006.

Net Income to Common Stockholders. Net income increased 272.7% from $1.1 million for the three months ended September 30, 2005 to $4.1 million for the three months ended September 30, 2006. Net Income margin increased period-to-period due to increase in the revenue growth, favorable exchange rates, better capacity utilization and a savings in employee costs due to delayed hiring of professionals in support function in the 2006 period over the 2005 period. The significant increase in Net Income to common stock holders does not represent a trend in our results of operations and will vary as we build capacity for future ramps ups and exchange rate changes. As a percentage of revenues, net income increased from 5.9% for the three months ended September 30, 2005 to 11.5% for the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

As a result of the Inductis Acquisition, our results of operations for the nine months ended September 30, 2006 are not comparable to the nine months ended September 30, 2005. Our results of operations for the nine months ended September 30, 2006 are favorably impacted by an increase in revenues, changes in exchange rates and a better capacity utilization over the nine months ended September 30, 2005.

Revenues. Revenues increased 52.8% from $54.0 million for the nine months ended September 30, 2005 (including $2.3 million of reimbursable expenses) to $82.5 million for the nine months ended September 30, 2006 (including $3.4 million of reimbursable expenses). We recognized revenues from 58 clients (including 16 clients acquired in the Inductis Acquisition), including clients for our research and analytics services and our advisory services, during the nine months ended September 30, 2006 compared to 30 clients during the nine months ended September 30, 2005. Revenues attributable to new clients (excluding revenue increases attributable to existing clients and revenue increase on account of the Inductis Acquisition)) were $1.7 million for the nine months ended September 30, 2006. Revenues attributable to clients obtained as a result of the Inductis Acquisition were $6.3 million during the nine months ended September 30, 2006.

Cost of Revenues. Cost of revenues increased 46.4% from $35.1 million for the nine months ended September 30, 2005 to $51.4 million for the nine months ended September 30, 2006. Cost of revenues includes $4.0 million in cost of revenues of the Inductis business. Salaries and personnel expenses increased from $22.7 million in the 2005 period to $34.4 million in the 2006 period as a result of an increase in headcount from 4,742 employees at September 30, 2005 to 7,910 employees (including 257 employees from Inductis) at September 30, 2006. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs increased from $4.8 million for the nine months ended September 30, 2005 to $6.0 million for the nine months ended September 30, 2006, primarily reflecting our increased workforce, increased capacity utilization and the commencement of operations in February 2006 of a new 1,000-seat center in Noida. Technology and telecommunications operating costs increased from $4.6 million in the nine months ended September 30, 2005 to $5.0 million in the nine months ended September 30, 2006. Technology and telecommunication remained constant due to decrease in telecommunication rates and the better utilization of bandwidth. This was offset by an increase in costs due to an increase in business. Cost of revenues increased due to the inclusion of $4.0 million in cost of revenues from the Inductis business. Cost of revenues includes $0.2 million and nil for the nine months ended September 30, 2006 and September 30, 2005, respectively, on account of amortization of stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues decreased from 65% for the nine months ended September 30, 2005 to 62.3% for the nine months ended September 30, 2006.

Gross Profit. Gross profit increased 64.6% from $18.9 million for the nine months ended September 30, 2005 to $31.1 million for the nine months ended September 30, 2006. The significant increase in gross profit does not represent a trend in our results of operations. Gross profit also increased as a result of the Inductis Acquisition, which contributed $2.3 million in gross profit for the three months, ended September 30, 2006. As a percentage of revenues, gross profit increased from 35% for the nine months ended September 30, 2005 to 37.7% for the nine months ended September 30, 2006.

SG&A Expenses. SG&A expenses increased 48.6% from $10.9 million for the nine months ended September 30, 2005 to $16.2 million for the nine months ended September 30, 2006. General and administrative expenses increased 35% from $9.7 million for the nine months ended September 30, 2005 to $13.1 million for the nine months ended September 30, 2006 and selling and marketing expenses increased 156.7% from $1.2 million for the nine months ended September 30, 2005 to $3.08 million for the nine months ended September 30, 2006. These increases were primarily due to the addition of headquarters and sales and marketing staff in the United States, as well as an increase in audit and other professional fees incurred as a result of becoming a public company. Salary and personnel expenses increased from $6.1 million for the nine months ended September 30, 2005 to $9.4 million for the nine months ended September 30, 2006. Salaries and personnel expense included $2.0 million in expenses from the Inductis business. SG&A expenses include $1.0 million and $0.05 million on account of amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. As a percentage of revenues, SG&A expenses decreased from 20.2% for the nine months ended September 30, 2005 to 19.6% for the nine months ended September 30, 2006.

Depreciation and Amortization. Depreciation and amortization increased 40.0% from $4.5 million for the nine months ended September 30, 2005 to $6.3 million for the nine months ended September 30, 2006. The increase was primarily due to the commencement of operations in February 2006 of the additional center referred to above. The increase was also due to $0.6 million on account of amortization of intangibles acquired from Inductis. As we add facilities, we also expect that depreciation expense will increase, reflecting additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations increased 148.6% from $3.5 million for the first nine months of 2005 to $8.6 million for the first nine months of 2006. Operating margin increased period-to-period due to a significant increase in revenues, favorable exchange rates and a better capacity utilization in the 2006 period over the 2005 period. The increase in income from operations does not represent a trend in our results of operations. As a percentage of revenues, income from operations increased from 6.4% for the first nine months of 2005 to 10.4% for the first nine months of 2006.

Other Income (Expense). Other income (expense) increased from income of $1.3 million for the nine months ended September 30, 2005 to an expense of $0.3 million for the nine months ended September 30, 2006 as a result of foreign exchange losses. Other income is comprised of foreign exchange gains and losses, interest income and expense and interest expense on redeemable preferred stock. Foreign exchange showed a loss of $0.7 million for the nine months ended September 30, 2006 compared to a gain of $1.5 million in the nine months ended September 30, 2005. Interest and other income and interest expense for the two periods reflected the reclassification of our preferred stock from debt to equity on August 16, 2005 as a result of our adopting SFAS No. 150 on July 1, 2003. For the nine months ended September 30, 2006, we accrued dividends in lieu of the interest expense accrued in the first seven and a half months and dividend in the next one and a half months. See Note 8, “Redeemable Preferred Stock,” in the notes to unaudited consolidated financial statements for the period ended September 30, 2006.

Provision for Income Taxes. Provision for income taxes decreased from an expense of $1.0 million in the nine months ended September 30, 2005 to an expense of $0.4 million in the nine months ended September 30, 2006. The decrease is primarily because of the recognition of a deferred tax benefit for our U.S. entities with effect from the fourth quarter of 2005 when we realized that it was more like than not that there will be sufficient future taxable income to realize the deferred tax asset.

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock were $0.5 million for the nine months ended September 30, 2006, reflecting the reclassification of our preferred stock in August 2005. The preferred stock was classified as a liability in most of the comparable prior period. See Note 8, “Redeemable Preferred Stock,” in the notes to unaudited consolidated financial statements for the period ended September 30, 2006.

Net Income to Common Stockholders. Net income increased 97.4% from $3.8 million for the nine months ended September 30, 2005 to $7.5 million for the nine months ended September 30, 2006. Net Income margin increased period-to-period due to the increase in revenue growth, favorable exchange rates and a better capacity utilization rate in the 2006 period over the 2005 period. The significant increase in Net Income to common stock holders does not represent a trend in our results of operations and will vary as we build capacity for future ramps ups and exchange rate changes. As a percentage of revenues, net income increased from 7% for the nine months ended September 30, 2005 to 9.1% for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2006, we had $25.6 million in cash and cash equivalents on hand.

On October 25, 2006, we consummated an initial public offering of our shares of common stock. In the offering, we issued and sold 5,750,000 shares of our common stock at an initial offering price of $13.50 per share, resulting in gross proceeds of $77.6 million and net proceeds of approximately $69.7 million to us after deducting underwriting discounts and commissions of approximately $5.4 million and related offering expenses of approximately $2.5 million. We used approximately $6.7 million of the net proceeds from the initial public offering to repurchase all of our outstanding shares of Series A Preferred Stock and approximately $5.8 million to repay all outstanding senior promissory notes payable to certain of our stockholders.

Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by operations similarly. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. In the first nine months of 2006, cash flows from operating activities slightly decreased to $10.8 million compared to $10.9 million for the first nine months of 2005. This decrease is predominantly due to an increase in accounts receivable as a result of the timing of customer payments, an increase in deferred taxes, an increase in other assets due to a provision for IPO costs and a decrease in deferred revenue in the first nine months of 2006. The increase in accounts receivable is also a result of increased daily sales outstanding as a result of acquisition of Inductis, which has historically had higher daily sales outstanding. We have initiated steps to reduce the amount of over due receivables of the Company. This increase was offset by a decrease in accounts payable and accrued expenses due to the timing of payments to our vendors and prepaid expenses. Net income increased in the first nine months of 2006 by $4.2 million compared to the first nine months of 2005 due to continued growth in our business.

Cash used in investing activities has been mainly for the purchase of Inductis and fixed assets. Cash used in investing activities increased to $4.7 million in the first nine months of 2006 from $2.7 million in the first nine months of 2005. The increase is a result of the purchase consideration paid for the Inductis Acquisition and for the purchase of fixed assets for the new operations center in Noida, which has a capacity of approximately 1,000 seats. We had no new facilities become operational in 2005 and thus incurred less leasehold improvements and other facility expenditures in that period.

Cash used in financing activities increased from $0.2 million during the first nine months of 2005 to $4.5 million during the first nine months of 2006. This was a result of the repayment of $4.3 million of debt assumed in the Inductis Acquisition. The increase was also due to an increase in capital lease principal payments. This was partly offset by money received from employees on exercise of options.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we have made significant capital investments, primarily related to capital expenditures related to new facilities. Capital expenditures we make to meet client needs represent primarily leasehold improvements to buildout facilities, telecommunications equipment, and computer hardware and software we purchase in connection with managing client operations. We intend to establish a new operations facility in Noida, India, during 2007 with an installed capacity of approximately 1,150 workstations at a total estimated cost of approximately $8.0 million. We have already entered into a letter of intent for the facility. We also intend to exercise our buy-out option under the lease for one of our operation centers in Pune, India, for a total estimated cost, including fit-out, of approximately $3.0 million. We currently have no other individually large outstanding commitments for capital expenditures. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts. Therefore, we cannot reasonably predict our capital expenditures beyond 2007.

We expect to incur approximately $8.5 million of cash outflow on account of capital spend in 2006, of which we had incurred approximately $3.7 million as of September 30, 2006. Of these, we expect to incur approximately $4.0 million to establish a new operations facility in Noida, which will become operational in 2007. We expect to incur approximately $11 million to $13 million of cash outflow on account of capital spend in 2007. We expect capital expenditures in 2006 and 2007 will be used primarily to meet the growth requirements of our clients, including expanding our facilities and establishing our new facility in Noida in 2007, as well as to improve our internal technology. In addition, we are contractually committed to one of our clients to establish and maintain a viable offshore BPO operation outside of India by March 2007, either on our own or through a relationship (such as a joint venture, partnership or alliance) with other parties where we maintain at least 26% of the controlling interest. This new facility must be capable of providing the services currently being performed for that client in India at a comparable cost to us and must be comparable in size to the existing facility from which the client services are being provided. We are presently evaluating a few specific locations for this facility. We anticipate that we will utilize cash flow from operating activities to finance the capital expenditures related to this facility.

On July 1, 2006, we completed the Inductis Acquisition. The total consideration for the Inductis Acquisition, including the assumption of liabilities, earnout and contingent payments, transaction costs and working capital adjustment, is approximately $31.5 million. We paid approximately $11.5 million at the closing of the Inductis Acquisition in the form of $2.4 million in cash, the issuance of 524,981 shares of our Series A common stock (1,049,962 shares of common stock after giving effect to the Stock Split and Conversion) after withholding in respect of taxes, $0.9 million in transaction costs, a $0.4 million bonus payable in January 2007 and an approximately $0.6 million working capital adjustment payment based on the net working capital of Inductis and its subsidiaries as of September 30, 2006. We also assumed $4.3 million of Inductis debt which we repaid in full on September 26, 2006. We also agreed to make certain earnout payments to the former holders of Inductis securities of up to 389,906 shares of Series A common stock (779,812 shares of common stock after giving effect to the Stock Split and Conversion) based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2006 and 2007 and certain additional contingent payments in a mix of cash and additional shares of our common stock, the mix of which cannot be determined until the size of the contingent payments, if any, is determined, based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2007. The value of any such contingent payments is expected to range from $0.6 million to $6.5 million.

We intend to use the remaining net proceeds from our initial public offering for working capital and general corporate purposes. We anticipate that we will continue to rely upon cash from operating activities and remaining proceeds from our initial public offering to finance our capital expenditures and working capital needs. We believe that cash flow from operations and the remaining net proceeds from our initial public offering will be sufficient to meet our ongoing capital expenditure, working capital and other cash needs over the next two years. If we have significant growth through acquisitions or require additional operating facilities to service customer contracts, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of December 30, 2005 and September 30, 2006, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

There has been no material changes to our contractual obligations during the period covered by this Quarterly Report on Form 10-Q from the statements set forth in our Registration Statement on Form S-1 (Registration No. 333-121001) under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, which clarifies the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 is effective in fiscal years beginning after September 15, 2006. We do not believe the adoption of SFAS No. 156 will have a material impact on our consolidated financial position, results of operation or cash flows.

In July 2006, the FASB FIN 48, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operation or cash flows. However, we do not believe that our accounting for the two current India tax assessments pending against certain of our subsidiaries will be impacted by the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

On September 29, 2006, FASB issued SFAS No. 158. The standard amends SFAS Nos. 87, 88, 106, and 132R. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Employers reported an asset or liability that almost always differed from the plan’s funded status because previous accounting standards allowed employers to delay recognition of certain changes in plan assets and obligations that affected the costs of providing such benefits. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 requires an employer to:

(i)	recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status;

(ii)	measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and

(iii)	recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.

The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are assessing the impact of adoption of SFAS No. 158 on our consolidated financial position.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in the BPO industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the pound sterling, the U.S. dollars and the Indian rupee;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in India;

•	worldwide political, economic and business conditions; and

•	our ability to successfully consummate or integrate strategic acquisitions, including the Inductis Acquisition.

These and other factors are more fully discussed elsewhere in this Quarterly Report on Form 10-Q. These risks could cause actual results to differ materially from those implied by forward-looking statements in this prospectus.

You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by federal securities laws.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Market risk is the loss of future earnings, to fair values or to future cash flows that may result from a change in the price of a financial instrument. The value of a financial instrument may change as a result of changes in the interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributable to all market sensitive financial instruments including foreign currency receivables and payables.

Our exposure to market risk is a function of our expenses and revenue generating activities in foreign currencies. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss. Most of our exposure to market risk arises out of our foreign currency accounts receivable.

Risk Management Procedures

We manage market risk through our treasury operations. Our senior management and our board of directors approve our treasury operation’s objectives and policies. The activities of our treasury operations include management of cash resources, implementing hedging strategies for foreign currency exposures, borrowing strategies, if any, and ensuring compliance with market risk limits and policies.

Components of Market Risk

Exchange Rate Risk. The functional currency of ExlService Holdings, and our subsidiaries Exl Inc., Inductis LLC and Inductis Inc., is the U.S. dollar. The functional currency of Exl India, NCOP, Inductis India and ESSPL is the Indian rupee. The functional currency of Exl UK is the pound sterling. The functional currency of Inductis (Singapore) Pte Limited is the Singapore dollar. In each case, the functional currency is the currency of the primary economic environment in which that entity operates. Monetary assets and liabilities in foreign currencies are translated into functional currency at the rate of exchange prevailing on the related balance sheet dates. Transactions in foreign currencies are translated into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction-related foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations. The assets and liabilities of subsidiaries are translated into U.S. dollars at the rate of exchange prevailing on the related balance sheet date. Revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the period. Resulting translation adjustments are included in the “accumulated other comprehensive income (loss)” balance sheet line item.

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are primarily denominated in pound sterling (45.4% in the three months ended September 30, 2006 and 51.2% for the nine months ended September 30, 2006) or U.S. dollars (53.7% in the three months ended September 30, 2006 and 48.4% for the nine months ended September 30, 2006), most of our expenses (62.9% in the three months ended September 30, 2006 and 71.3% for the nine months ended September 30, 2006) are incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, receivables and payables. Based upon our level of operations during the first nine months of 2006 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the pound sterling against the U.S. dollar would have increased/decreased revenues in the first nine months of 2006 by approximately $2.1 million. Similarly, a 5.0% depreciation in the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in rupees in the first nine months of 2006 by approximately $2.6 million. Conversely, a 5.0% appreciation in the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in Indian rupees during the first nine months of 2006 by approximately $2.8 million.

We have sought to reduce the effect of Indian rupee-U.S. dollar exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a portion of outstanding accounts receivable designated in foreign currencies. Forward exchange contracts with a notional amount of $44.5 million and GBP 8.2 million were outstanding at December 31, 2005 and of $35.5 million and GBP 13.0 million were outstanding at September 30, 2006. The forward foreign exchange contracts typically mature within nine months, must be settled on the day of maturity and may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as economic hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee-U.S. dollar foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

Interest Rate Risk. Our exposure to interest rate risk arose principally from interest on our debt. We had $4.9 million in aggregate principal amount of senior promissory notes outstanding as of September 30, 2006. Interest on the principal amount of the promissory notes was payable at maturity and accrued at a rate equal to the greater of 2.02% semiannually or LIBOR. We used a portion of the net proceeds from our initial public offering to repay all of our outstanding promissory notes, plus accrued but unpaid interest to the date of repayment. In connection with the Inductis Acquisition, we assumed certain debt obligations of Inductis, which we repaid in full on September 26, 2006. As a result, we no longer have significant interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2006 were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the acquisition of Inductis, the Company has initiated steps designed to integrate and align the revenue recognition and receivables management policies and processes of Inductis with those used by our historic service units. These steps are intended to strengthen these policies and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have disclosed under the heading “Business–Legal Proceedings” in our registration statement on Form S-1 (Registration No. 333-121001) filed with the SEC on December 6, 2004, as amended, certain proceedings which may materially affect our business, financial condition or results of operations. You should carefully consider the disclosures set forth in the Registration Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.

As previously disclosed in our Registration Statement, we are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies. We have received two assessment orders from the Indian tax authorities with respect to their audit of certain of our subsidiaries. The first assessment demands that Exl India pay additional taxes in the amount of approximately $2.1 million. We have been required to pay approximately $700,000 by the Indian tax authorities as a deposit in respect of the first assessment while we are contesting the above order before the authorities. We have already deposited approximately $436,000 and the balance may have to be deposited in case we do not have a decision in our favor from the first appellate authority before December 31, 2006. The second assessment demands the payment by Exl Inc. of approximately $3.2 million. Out of $3.2 million we have been asked to pay approximately $775,000 by November 2006 and approximately $775,000 by January 2007. We have appealed both assessments. Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our consolidated financial statements. We do not expect any impact from these assessments on our future income tax expense. ExlService Holdings is subject to U.S. income taxes on the profits it recognizes in the United States. There is a possibility that the Company might receive similar orders for subsequent years until the common dispute is resolved.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-1 (Registration No. 333-121001) filed with the SEC on December 6, 2004, as amended, the risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the Registration Statement and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On July 1, 2006, we issued an aggregate of 524,981 shares of Series A common stock (1,049,962 shares of our common stock after giving effect to the Stock Split and Conversion in connection with the consummation of our initial public offering in October 2006), after reduction for cashless withholding in respect of taxes, and granted 84,897 restricted shares of Series B common stock (169,794 shares of our common stock after giving effect to the Stock Split and Conversion in connection with the consummation of our initial public offering in October 2006) to the former holders of Inductis common stock, restricted common stock and unvested options in consideration for the Inductis Acquisition. The issuance of the shares of Series A common stock was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(2), Regulation D and Regulation S promulgated thereunder. The grants of the restricted shares of Series B common stock were effected without registration under the Securities Act in reliance on the exemption from registration provided under Rule 701 and Regulation S thereunder.

On July 27, 2006, our compensation committee approved a grant of 54,605 restricted shares of our Series B common stock (109,210 shares of our common stock after giving effect to the Stock Split and Conversion in connection with the consummation of our initial public offering in October 2006) under our 2006 Omnibus Award Plan. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Rule 701 thereunder.

On September 29, 2006, our board of directors approved a grant of 14,000 restricted stock unit awards (28,000 restricted shares of our common stock after giving effect to the Stock Split and Conversion in connection with the consummation of our initial public offering in October 2006) to our non-executive directors under our 2006 Omnibus Award Plan. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Rule 701 and Regulation S thereunder.

We issued options to purchase 377,975 shares of our Series B common stock (755,950 shares of our common stock after giving effect to the Stock Split and Conversion in connection with the consummation of our initial public offering in October 2006) under our 2003 Stock Option Plan, our 2003 India Stock Employee Option Plan, our 2006 Omnibus Award Plan and our 2006 Omnibus India Subplan 1 during the three months ended September 30, 2006, as described below. All of these issuances were effected without registration under the Securities Act in reliance on the exemption from registration provided pursuant to Rule 701, Regulation S or Section 4(2) of the Securities Act.

Date of Grant	Number of Option	Number of Options Post-Stock Split/Conversion	Exercise Price	Exercise Price Post-Stock Split/Conversion
July 6	15,000	30,000	$23.75	$11.88
July 27	362,975	725,950	$23.75	$11.88

Options to purchase 18,883 shares were exercised during the three months ended September 30, 2006.

Purchases of Equity Securities by the Issuer

None.

Use of Proceeds from Registered Securities

On October 25, 2006, we issued and sold all of the 5,750,000 shares of our common stock that we registered under a Registration Statement on Form S-1 (File No. 333-121001) which became effective on October 19, 2006, and a Registration Statement on Form S-1 (File No. 333-138104) which became effective on October 20, 2006, in an initial public offering at an offering price of $13.50 per share. The aggregate offering price of the common stock sold (including the exercise by the managing underwriters of their over-allotment option) resulted in gross proceeds of $77.6 million and net proceeds of approximately $69.7 million to us after deducting underwriting discounts and commissions of approximately $5.4 million and related offering expenses of approximately $2.5 million, none of which was paid to the underwriters. The managing underwriters for the offering were Citigroup, Goldman, Sachs & Co., Merrill Lynch & Co. and Thomas Wiesel Partners LLC. None of the expenses we incurred in connection with the offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning 10% or more of our equity securities or to our affiliates (collectively “Related Parties”). We used approximately $6.7 million of the net proceeds from our initial public offering to repurchase all of our outstanding shares of Series A Preferred Stock and approximately $5.8 million to repay all our outstanding senior promissory notes payable to certain of our stockholders. Certain of the holders of our Series A Preferred Stock and senior promissory notes are Related Parties and we used approximately $12.5 million of the net proceeds from our initial public offering to repurchase the shares of Series A Preferred Stock and repay the senior promissory notes held by such Related Parties.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc., ExlService.com, Inc., ExlService.com (India) Private Limited and Vikram Talwar (incorporated by reference to Exhibit 10.14 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-121001)).

10.2	Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc., ExlService.com, Inc., ExlService.com (India) Private Limited and Rohit Kapoor (incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-121001)).

10.3	Letter Agreement with the Company and an executive officer, dated July 27, 2006 (incorporated by reference to Exhibit 10.34 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-121001)).

10.4	Agreement dated July 17, 2006 among Norwich Union Customer Services (Singapore) PTE Ltd., ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.36 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-121001)).

10.5	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.41 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-121001)).

10.6	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.42 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-121001)).

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: November 29, 2006	By:	/s/ Rohit Kapoor
Rohit Kapoor
President and Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)