Form 10-K
period 2006-12-31
ExlService Holdings, Inc.
filed 2007-03-30
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-33089

EXLSERVICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	82-0572194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 PARK AVENUE NEW YORK, NEW YORK	10022
(Address of principal executive offices)	(Zip code)

(212) 277-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of common stock held by non-affiliates was approximately $57,339,247.

As of February 28, 2007, there were 28,131,227 shares of the registrant’s common stock outstanding (excluding 149,138 shares held in treasury), par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2006.

i

PART I.

ITEM 1.	Business

We are a recognized provider of offshore solutions, including business process outsourcing (“BPO”), research and analytics and advisory services, primarily serving the needs of Global 1000 companies in the banking, financial services and insurance (“BFSI”) sector as well as other industry sectors such as utilities. We provide integrated front-, middle- and back-office process outsourcing services and manage large-scale processes for our U.S.-based and U.K.-based clients. The BPO services we provide involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client. Our research and analytics services are intended to facilitate more effective data-based strategic and operating decisions by our clients using statistical and quantitative analytical techniques. Our advisory services include risk assessment, documentation and internal controls testing, business process re-engineering and process quality monitoring.

We combine in-depth knowledge of the BFSI sector with proven expertise in transferring business operations to our centers in India and administering and managing them for our U.S. and U.K.-based clients. We have successfully transferred more than 237 processes covering a broad array of products and services from 22 clients to our operations centers. With our recent acquisition of Inductis, a provider of research and analytics services, we have expanded the types and sophistication of the research and analytics services we offer. We have begun to expand our service offerings to other sectors with similar needs, such as utilities, healthcare and media, by leveraging our experience in the BFSI sector and operational expertise. Our services include:

Our largest clients in 2006 were Norwich Union (an Aviva company) and Centrica plc, or Centrica. Other clients include Dell Financial Services, American Express Financial Corporation, or American Express, Prudential Financial, Indymac Bank, one of the three largest U.S. banks, two of the five largest U.S. insurers and one of the largest global providers of business information. Our operations centers are located in India, which enables us to leverage India’s large pool of highly qualified and educated English-speaking technical professionals, who are able to handle complex processes and services that require functional skills and industry expertise. We also believe we can offer consistently high quality services at substantially lower costs than those available from in-house facilities or U.S. or U.K.-based outsourcing providers. Our total number of employees, substantially all of whom are based in India, has grown from approximately 1,800 at December 31, 2002 to approximately 8,200 at December 31, 2006.

Our operations platforms are supported by a state-of-the-art infrastructure that can be expanded to meet each client’s needs. We market our services directly through our sales and marketing team, which operates out of the United States and the United Kingdom, and our business development team, which operates out of Noida, India. Our senior managers have extensive experience in the BFSI sector as well as the business practices of leading multi-national corporations.

We believe our reputation for operational excellence is widely recognized by our clients and is an important competitive advantage. We use Six Sigma, a data-driven methodology for eliminating defects in any process, to identify process inefficiencies and improve productivity in client and support processes. We also deliver continued process enhancements by soliciting and implementing process improvements from employees and through our proprietary software tools. As part of our commitment to quality, we have been awarded an ISO 9001:2000 certification for quality assurance and a British Standards 7799, or BS7799, certification for information security, demonstrating our high standards for quality and information security. We have obtained ISO 27001 certification for one of our operations facilities and are in the process of obtaining such certifications for our other service delivery centers. We have also received an OHSAS 18001 certification for all of our facilities in Noida and Pune recognizing our safety and health management practices relating to our employees.

Services

BPO Services

Our BPO services are structured around industry-focused BPO services, such as insurance, banking and financial services and utilities, and cross-industry BPO services, such as finance and accounting services, collection services and customer services.

Insurance Services. Within the life insurance, property and casualty insurance, health insurance and retirement services business lines, we provide services in the areas of claims processing, premium and benefit administration, agency management, account reconciliation, policy research, policy servicing and customer service. We have acquired significant experience in transferring and managing processes in these areas.

Banking and Financial Services. We have significant expertise in servicing and processing various banking products including residential mortgage lending, consumer finance, retail banking, credit cards, transaction services and other banking services. Our activities include customer service, transaction processing, underwriting support, documentation management and collateral monitoring.

Utilities. We provide end-to-end back-office processing for customer operations, including metering-related services and billing, customer transfers and address changes, sales support, account reconciliation and collections. A large part of these services involves complex exception processing.

Finance and Accounting Services. We provide certain finance and accounting services, including account payables, research, reconciliation of accounts and lock-box accounting. We intend to expand our services in this sector to include expense accounting, debit and credit accounting, account consolidation, departmental accounting, account balancing, accounting statements, budgeting and management information systems reporting.

Collection Services. We provide early and mid-stage collection activities, generally using automated dialing systems and our proprietary Exl Collections System (ECS). In addition, we use our proprietary skip-tracing tool to access location information instantly via multiple websites in order to trace people who have moved or absconded without notice to avoid paying debts. We are one of the few vendors in India with experience with a wide range of collection processes, including credit card receivables, large mortgage loan payments and business-to-business insurance premium collections, as well as extensive dialer management experience, both on our proprietary systems and client systems.

Customer Services. We provide a large array of customer management services, including e-mail management, customer service and web- and voice-based customer interaction functions.

We continuously seek to offer improved service delivery by means of detailed daily feedback through our ProMPT system and our contractual obligations to report to our clients.

Across the BPO services described above, we have successfully transferred and managed more than 237 processes, including the following:

Insurance Processes

Life Insurance	Property and Casualty Insurance

•      Administration of Insurance Agents
Licensing and contracting renewals, terminations, correspondence, commissions and brokerage amounts, debt management, administrating unclaimed monies by insurance agents

•      New Business Processing
Prescreening and acquiring new customers, underwriting, underwriting support, delivery requirements follow-up, policy issuance, fund application, refunds, non-sufficient funds, customer inquiries

•      Administration of Current Policies
Title and address changes, certificate reissue, endorsement, policy transfers, quotes and reinstatements, loans, exchanges, withdrawals, dividends, surrenders, maturities, direct debit instructions, customer service

•      Premium Administration
Application of premium, loan and interest adjustment, daily premium balancing, suspended policy research, payment mode changes, customer correspondence and service

•      Claims Processing
Examination, adjudication, settlement, tax compliance and compliance with state laws, customer correspondence and service

•      New Business Processing
Sales and conversion, quote acceptance, establishing new policies, policy upgrades, sales of multiple products, indexing

•      Administration of Current Policies
Customer service, lapses and renewals, mid-term adjustments, account reconciliations

•      Claims Processing
First notification of loss, initial reporting of claims and account initiation, customer service, technical claims, documentation, claims based on third party fault, total loss, scheduling on-site engineers’ inspection visits

•      Premium
Payment mode changes, collection

•      Broker Collections

•      Supplier Payments

Banking and Financial Services Processes

Consumer Finance	Retail Banking and Credit Cards	Mortgage Lending

• Consumer finance processing including verification, tracking and recording • Inbound customer service • Collections • Loan payoff • Telemarketing	• Customer service • Query resolution • Address change request • E-mail response • Collections	• Loan underwriting support • Loan verification • Property tax servicing • New loan set-up • Rate modification • Mortgage customer service • Seller/broker queries • Document management

Utilities	Finance and Accounting	Collections

• Metering and billing • Accounting • Collections • Customer transfers • Customer address changes • Sales support	• Accounts payable management • Vendor invoice processing • Validation and payment	• Collections from individuals • Collections from businesses • Automated dialing systems • Tracking debtors

Customer Service Processes

•      Voice, e-mail and blended processes

•      Customer service, including changes in delivery date and desktop configuration, returns, billing issues, pre-sales information, concessions and discount vouchers for loyal customers, catalogue requests

• Fulfilling orders, including e-mail queries and online orders

Research and Analytics Services

In 2005, we started offering research and analytics services, including data filtering, organization and synthesis, management information system reporting, trend and variance analysis, statistical and econometric modeling and economic and financial markets research. On July 1, 2006, we acquired Inductis, a research and analytics company serving primarily the financial services and insurance industries. Our research and analytical services access and analyze large volumes of data from multiple sources in order to understand historical performance or behavior or to predict a particular outcome.

Our service lines include analytical consulting, management consulting and analytical services. Analytical consulting and management consulting services include marketing analytics such as customer acquisition and retention, credit risk analytics, customer data integration and fraud detection, marketing strategy, product and service strategy, business process re-engineering, global resource optimization and outsourcing. Analytic services offerings include analytics staff augmentation, lead generation/marketing campaign management, collections services, and primary/secondary research, data management and analysis. Our offerings emphasize our expertise within the financial services and insurance industries, complemented by quantitative modeling techniques and knowledge of relevant technology platforms and business intelligence toolsets.

We deliver these services through a team of industry specialists and graduates with mathematical, statistical, engineering, economics, business or accounting backgrounds. Most of our research and analytical team members have received post-graduate degrees such as a masters degree in business or another quantitative or financial discipline.

Advisory Services, including Business Process-Risk Services and Process Excellence Services

In addition to our BPO services, we provide the following advisory services, which have enabled us to expand our client base and to migrate clients into our longer-term BPO service offerings, utilizing our core team comprised of approximately 150 professionals.

Business Process Risk Services and Internal Controls Services. Our Business Process Risk Services, or BPRS, division provides services and technologies to identify, prioritize and manage our clients’ business process risks. Many of our professionals in our BPRS division are certified accountants, internal auditors and process and technology experts. Our BPRS division provides compliance, technology and risk-management services and makes recommendations to improve existing business processes and controls. The BPRS division also evaluates internal controls and provides internal controls testing services. We believe that clients of our BPRS division may also look to outsource or co-source some of their internal audit functions and seek IT risk management and IT advisory services.

BPO Opportunity and Service Identification. We have developed MOST, a unique methodology for identifying process optimization and BPO opportunities, migrating those processes and developing appropriate BPO services that we can customize to meet our clients’ requirements.

Process Re-engineering. We use our Six Sigma improvement methodology and process management expertise to help clients improve their processes. We improve effectiveness and decrease costs for our clients by consolidating, streamlining and re-engineering their processes and platforms, which we believe encourages them to migrate and outsource processes to us.

Process Mapping and Documentation. We provide consulting services to our clients in order to manage, control and improve process-oriented activities. As part of these services, we document their processes using our methodology and define and measure the performance evaluation standards of the processes. We have extensive process mapping experience spanning approximately 500 end-to-end processes.

Business Strategy

Our goal is to become the leading provider of BPO, research and analytics and advisory services in the BFSI sector and other sectors that we believe have significant potential, such as utilities, healthcare and media. Specific elements of our growth strategy include:

Maintaining Our Focus on Large-scale, Long-term Relationships

We intend to continue to maintain our focus on large-scale, long-term client relationships. We believe there are significant opportunities for additional growth with our existing clients, and we seek to expand these relationships by increasing the depth and breadth of the services we provide. This strategy should allow us to use our in-depth client-specific knowledge to provide more fully integrated BPO services and develop closer relationships with our clients. Working with a small number of large-scale, long-term relationships also allows us to focus on quality and to devote the time and resources necessary to provide savings and process improvements and fully satisfy the needs of our clients.

Offering a Broad Range of Outsourcing Services

In servicing our clients, we seek to differentiate ourselves by emphasizing the broad range of outsourcing services, including BPO, research and analytics and advisory services, that we provide. We believe that clients are increasingly viewing their BPO service providers as long-term partners that provide a full range of service offerings. Our evolving ability to provide services in complementary sectors (such as research and analytics and advisory sectors) will maximize opportunities for more customizing and closely integrating our range of services with our clients’ business needs and assisting our clients in transforming their outsourced processes to establish their industry leadership. We will also continue to develop additional advisory and related services in order to expand our client base further and migrate clients into our longer-term BPO service offerings.

Expanding Our Client Base

We intend to continue to develop long-term relationships that present recurring revenue opportunities with new clients by leveraging our industry experience and expanding our marketing activities in a manner designed to strengthen, encourage and accelerate long-term relationship building. We continue to target Global 1000 companies that have the most complex and diverse processes and accordingly stand to benefit significantly from the use of BPO. We have recently started performing services for the utilities, healthcare and media sectors, which yield many processes that fit our expertise. In developing these relationships, our primary focus will be to continue to provide complex and integrated BPO services to clients in the United States and United Kingdom, which together represent a substantial majority of the total BPO market. In developing new client relationships, we continue to be highly selective and seek industry-leading clients who are committed to long-term and strategic relationships with us.

Extending Our Industry Expertise

The manner in which we have developed has given us expertise in transferring and servicing more than 218 processes in the BFSI sector. This expertise continues to distinguish us from other offshore providers of BPO services to the BFSI sector and has established our reputation as a leading provider of BPO services. We intend to continue to strengthen our processing capabilities for the BFSI sector and other high-potential sectors by focusing on the more complex and value-enhancing services that are common to these sectors. We have begun to implement this strategy, expanding into the utilities, healthcare and media sectors during 2006. In addition, examples of attractive sectors where we intend to focus our future development include mortgage processing, property lease management for real estate investment trusts and trade sales and processing for investment banks.

Continuing to Focus on Complex Processes

We intend to continue to leverage our industry expertise to provide increasingly more complex services for our clients. As a result of our established and developing industry expertise and knowledge of our clients’ businesses and processes, our employees are able to handle processes that are non-routine and that cannot be readily automated or transferred to other parties. Examples of our newest BPO processes include managing insurance receivables, processing total loss claim cases, handling third-party claims cases and processing suspected fraud and high-value claim cases. Our recent research and analytics offerings include tools for evaluating our clients’ analytic capabilities, services focused on client acquisition, retention, and attrition modeling and analytics to uncover fraudulent activity in credit and banking. Our newest risk advisory services offerings include accounting due diligence related to corporate acquisitions and operational risk and controls assessment. Our newest process advisory offerings include Six Sigma quality advisory services and BPO opportunity identification related to the merger activities of our clients.

Continuing to Invest in Operational Infrastructure

We will continue to invest in infrastructure, including human resources, process optimization and delivery platforms, to meet our growing client requirements. We will also continue to invest in developing and refining methodologies and analytical models and tools. We intend to further refine and supplement the innovative methods we use to recruit, train and retain our skilled employees. We will continue to focus on recruiting highly qualified employees and to develop our employees’ leadership skills through specialized programs, rigorous promotion standards, industry-specific training and competitive compensation packages that include incentive-based compensation. We also intend to continue our focus on process excellence by building on our extensive use of Six Sigma methodology to identify and eliminate inefficiencies, focusing on initiatives to solicit and implement process improvements from employees at all levels and continuing to develop proprietary tools to identify and deliver continued process enhancements. We believe that doing so will enable us to increase the volume of business from our clients and provide value-enhancing services. In addition, we are contractually committed to one of our clients to establish and maintain a viable offshore BPO operation outside of India by September 2008, either on our own or through a relationship (such as joint venture, partnership or alliance) with other parties where we maintain at least 26% of the controlling interest. This new facility must be capable of providing the services currently being performed for that client in India at a comparable cost to us and must be comparable in size to the existing facility from which the client services are being provided. We are actively looking at a few specific locations. We will evaluate other locations worldwide for further service delivery capabilities based on client preferences and needs, and infrastructure availability. In addition, we are in the process of constructing a new 1,200-workstation operations facility in Noida, India, which will become operational in April 2007.

Pursuing Strategic Relationships and Acquisitions

We will continue to selectively consider strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services or complement our business strategy. We will also selectively consider acquisitions or investments that would expand the scope of our existing services, add new clients or allow us to enter new geographic markets. For example, we recently completed the Inductis Acquisition, which significantly increased the size and scale of our existing research and analytics capabilities and enhanced our ability to deliver strategic services to our clients, introduced our management to a well-diversified base of research and analytics clients and strengthened and deepened our management team.

We may also broaden our global presence by continuing to expand our relationships with existing clients outside the United States and the United Kingdom and by adding new long-term relationships with leading multinational corporations.

Recent Developments and Other Information

On July 1, 2006, we completed the acquisition of Inductis, a provider of research and analytics services, which significantly increased the size and scale of our existing research and analytics capabilities and enhanced our ability to deliver services to our clients, introduced our management to a well-diversified base of clients and strengthened and expanded the depth of our management pool, including senior managers with long-term client relationships in key areas of our business. We refer to our acquisition of Inductis in this Annual Report on Form 10-K as the Inductis Acquisition.

On October 25, 2006, we completed our initial public offering of 5,750,000 shares of common stock at $13.50 per share on the Nasdaq Global Select Market. Our common stock is traded on the Nasdaq Global Select Market under the symbol “EXLS.”

Certain U.S. dollar figures in this Annual Report on Form 10-K have been converted from Indian rupees at a rate of 43.63 rupees to $1.00 and from pounds sterling at a rate of pound sterling 0.51 to $1.00, the exchange rates in effect on December 29, 2006, unless otherwise specified.

The BPO Industry

BPO service providers work with clients to develop and deliver business operational improvements with the goal of achieving higher performance at lower costs. Outsourcing can enable organizations to enhance profitability and increase efficiency and reliability, permitting them to concentrate on their core areas of competence. BPO is a long-term strategic commitment for companies that, once implemented, is generally not subject to cyclical spending or information technology budget reductions. Organizations in the BFSI sector, in particular, outsource their key business processes to third parties to reduce costs, improve process quality, handle increased transaction volumes and ensure redundancy. Increased global demand, cost improvements in international communications and the automation of many business services have created a significant opportunity for offshore business process service providers, and many companies are moving select office processes to providers with the capacity to perform these functions from overseas locations.

Demand for offshore BPO services has grown substantially in recent years. The NASSCOM-McKinsey report published by the National Association of Software and Service Companies and McKinsey & Company in December 2005 estimates that the offshore BPO industry will grow at a 37.0% compound annual growth rate, from $11.4 billion in fiscal 2005 to $55.0 billion in fiscal 2010. The report identifies the banking and insurance industries as representing 50% of the potential offshore BPO market and estimates that providers have captured less than 10% of the total opportunity, even in industries that began outsourcing processes early on, such as insurance (life, health, and property and casualty) and retail banking (including deposits and lending, credit cards, mortgages, and loans). The report estimates that India-based companies accounted for 46% of offshore BPO revenue in fiscal 2005 and that India will retain its dominant position as the most favored offshore BPO destination for the foreseeable future. It forecasts that the Indian offshore BPO market will grow from $5.2 billion in revenue in fiscal 2005 to $25.0 billion in fiscal 2010, representing a compound annual growth rate of 36.9%. The main forces driving this growth are the need to control costs and increase operating efficiencies, service capabilities and competitive advantages. Companies also use outsourcing to drive revenue growth by expanding service offerings that otherwise would be too costly to administer or through enhanced receivable collections that would not be cost-efficient to pursue using internal staff. We believe the demand for BPO services will be primarily led by industries that are transaction-driven and that require significant customer interactions, such as BFSI, utilities, healthcare, telecommunications and retail. The high cost of servicing a large number of small customer accounts makes outsourcing a compelling strategic alternative for these industries.

The BFSI Sector

The BFSI sector is characterized by intense competition among traditional participants and new entrants, as well as rapid technological innovation. As a result of these challenges, we believe that the BFSI sector is adopting BPO more rapidly than other industries. Organizations in the BFSI sector continue to outsource their key business processes to third parties to reduce costs, improve process quality, handle increased transaction volumes and ensure redundancy. In selecting BPO vendors, the BFSI sector remains focused on vendor responsiveness, customer service and quality and an ability to smoothly transition complex processes and develop customized services.

Trend Towards Offshore Delivery of BPO Services

Global demand for high quality, lower-cost BPO services from external providers, combined with operational and cost improvements in international telecommunications and the automation of many business services, have created a significant opportunity for BPO service providers that are able to take advantage of an offshore talent pool. Many companies are moving selected front-, middle- and back-office processes to providers with the capacity to perform these functions from overseas locations.

Over the past decade, India has emerged as a preferred location for organizations planning to outsource services ranging from insurance claims processing, payroll processing, medical transcription, customer relationship management and supply chain management to back-office operations such as accounting and data processing, filtering and organization. This is primarily due to its large talent pool of highly qualified and educated English-speaking technical professionals. India currently accounts for the largest share of the offshore BPO services market.

Sales and Marketing

We market our services directly through our sales and marketing team, which operates out of the United States and United Kingdom, and our business development team, which operates out of Noida, India.

Our sales, marketing and business development group is responsible for new client acquisition, client relationship management, public relations and participation in industry forums and conferences in the United States, the United Kingdom and India. Our sales, marketing and business development group identifies prospective clients based on selective criteria that apply our industry expertise to the prospective client’s business lines, goals and operating constraints, and qualify the long-term relationship potential with the client. Our client relationships typically evolve from a single, discrete process into a series of additional complex, integrated processes across multiple business lines.

Our sales and marketing professionals operate collaboratively with our business development professionals based in India. Our sales and marketing professionals focus on identifying, qualifying and initiating discussions with prospective clients, while our business development team frames services, prepares responses to requests for proposals, hosts client visits to our facilities and coordinates due diligence investigations into client processes. As of December 31, 2006, we had eleven sales and marketing professionals in the United States and four in the United Kingdom. Each member of our sales and marketing team has significant experience in offshore outsourcing and has expertise in identifying outsourcing opportunities and process migration. We intend to continue expanding our sales and marketing team significantly.

Our sales, marketing and business development group works actively with our service delivery team as the sales process moves closer to the prospective client’s selection of a BPO service provider. The account manager or sales executive works with the service delivery team to define the scope, services, assumptions and execution strategies for a proposed project and to develop project estimates and pricing and sales proposals. Senior management reviews and approves each proposal. The selling cycle varies depending on the type of service required and generally ranges from six months to over a year.

Members of our sales, marketing and business development group remain actively involved in a project through the execution phase as relationship management representatives. Supporting each relationship manager is a corporate sponsor, executive steering committee, operations leadership team and, in some cases, a dedicated human resources and infrastructure team. Relationship managers are also responsible for business expansion and revenue growth from their accounts.

Clients

We currently have approximately 50 clients. Our largest clients in 2006 were Norwich Union and Centrica, which together accounted for approximately 49.5% of our total revenues in 2006. Other clients include Dell Financial Services, American Express, Indymac Bank, Prudential Financial and a top three U.S. bank. Our advisory clients include The Stanley Works, Charter Mac, Suntrust Bank and a subsidiary of a Fortune 50 U.S. insurance company. While we are developing relationships with new clients and expect to continue to diversify our client base, we believe that the loss of any of our largest clients could have a material adverse effect on our financial condition. See “Item 1A. Risk Factors—Risks Related to Our Business—We have a limited number of clients and provide services to few industries. In 2006, 49.5% of our total revenues came from two clients.”

Our long-term relationships with our clients typically evolve from providing a single, discrete process into providing a series of complex, integrated processes across multiple business lines. For BPO services, we enter into long-term agreements with our clients with initial terms of between typically three and seven years. Each agreement is individually negotiated with the client.

We provide services to Norwich Union under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement cannot be terminated by our client without cause prior to January 2008. The second framework agreement expires in July 2009 and can be terminated by our client without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After these initial terms, Norwich Union may terminate these agreements without cause or penalty with six months notice. “Cause” under the Norwich Union agreements includes our failure to perform services agreed upon in a specific work order adequately, disposal of our material assets, our filing for bankruptcy or a change of control where our new controlling party is a named competitor of Norwich Union. We provide services to Centrica under an agreement that has an initial term that expires in July 2008 and that can be terminated by Centrica for cause only during its initial term. Contracts with other BPO clients representing approximately 6.8% of our total revenues for 2006 will expire prior to December 31, 2007. See “Item 1A. Risk Factors—Risks Related to Our Business—Our client contracts contain certain termination provisions that could have an adverse effect on our business, results of operations and financial condition.”

In addition, our agreements generally limit our liability to our clients to a maximum amount, subject in many cases to certain exceptions such as indemnification for third-party claims and breaches of confidentiality. In order to tailor to the specific needs of our clients, we enter into contracts with varying terms. For example, under one of our contracts with Norwich Union, Norwich Union has the option from January 2008 through February 2011 to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount approximating the net asset value of that facility on the date of transfer. See “Item 1A. Risk Factors—Risks Related to Our Business—Our agreements with our largest client give it the option to assume the operations of one of our facilities and operating subsidiaries, and the exercise of that option could have an adverse effect on our business, results of operations and financial condition.”

Competition

Competition in the BPO services industry is intense and growing. See “Item 1A. Risk Factors—Risks Related to Our Business—We face significant competition from U.S.-based and non-U.S.-based outsourcing and information technology companies and from our clients, who may perform outsourcing services themselves, either in-house, in the United States or through offshore groups or other arrangements.”

Many companies, including certain of our clients, choose to perform some or all of their customer service, collections and back-office processes internally. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes is that we give companies the opportunity to focus on their core products and services while we focus on service delivery and operational excellence. We believe that clients who operate a hybrid business model—partnering with external BPO providers while handling other BPO functions in-house—have the opportunity to benchmark the performance of their internal BPO operations against ours.

We compete primarily against:

•	BPO service companies based in offshore locations, particularly India, such as Genpact and WNS Global Services;

•

the BPO divisions of large information technology, or IT, service companies and global BPO services companies located in the United States, such as Accenture, Electronic Data Systems Corp. and International Business Machines; and

•

the BPO divisions of IT service companies located in India such as Infosys BPO (owned by Infosys Technologies Limited), Tata Consultancy Services Limited and Wipro BPO (owned by Wipro Technologies Limited).

We compete against these entities by establishing ourselves as a service provider with deep industry expertise in the BFSI sector, which enables us to respond rapidly to market trends and the evolving needs of our clients in this sector, and at a lower cost base than global BPO services companies. See “—Business Strategy—Extending Our Industry Expertise.”

We expect that competition will increase and potentially include companies from other countries that have lower personnel costs than those currently in India. A significant part of our competitive advantage has historically been a wage cost advantage relative to companies in the United States and Europe and the ability to attract and retain highly experienced and skilled employees. We believe, however, that as a result of rising wage costs in India and increasing employee turnover in the BPO industry in India, our ability to compete effectively will increasingly depend on our ability to provide high quality, on-time, complex services that require expertise in certain technical areas and to expand geographically.

Intellectual Property

We generally use our clients’ software systems and third-party software platforms to provide our services. We customarily enter into licensing and nondisclosure agreements with our clients with respect to the use of their software systems and platforms. Our contracts usually provide that all intellectual property created for use of our clients will automatically be assigned to our clients.

Our principal intellectual property consists of proprietary software and the know-how of our management. We have filed several trademark applications, including applications for our logo and mark and for MICROANALYTIX, with the U.S. Patent and Trademark Office. We have filed trademark applications for the “EXL” mark in India and the United States, both of which are pending. In addition, we have filed a trademark application for the INDUCTIS mark in India, which we have also registered as a trademark in the United States. We have also received approval from the U.S. Patent and Trademark Office relating to four of our trademark applications with respect to our risk advisory services. We have four unregistered trademarks: MOST, ECS, ProMPT and SOFT. MOST is a proprietary opportunity identification and migration methodology for processes that we have used in connection with a substantial majority of our process migrations. Our proprietary software includes collections software called ECS, our web-enabled ProMPT system and our SOFT system. ProMPT assists our managers in process management and performance evaluation, including tracking individual performance of agents, team leaders and other employees, and we use SOFT to implement process-oriented workforce management for client operations. We have recently launched a new version of ProMPT, which includes advanced analytics capacity and process control capabilities, and other enhanced features. We consider our business processes and implementation methodologies to be confidential, proprietary information and to include trade secrets that are important to our business. Clients and business partners sign a nondisclosure agreement requiring confidential treatment of our information. Our employees are also required to sign confidentiality agreements as a condition to their employment.

Technology

We have a well-developed international telecommunications capacity to support our BPO, research and analytics and advisory services. We use an international wide area network from India to connect to our points of presence in the United States and the United Kingdom. Our networking and telecommunications hubs are situated in Sunnyvale, California, and New York, New York, providing technology interface locations on the east and west coasts of the United States. Our business continuity management plan includes plans to eliminate certain risks inherent in critical applications by building redundancies and resilience into the connectivity and telecom infrastructure, network, systems, power availability, transportation, physical security, and trained manpower availability, as well as utilizing distributed computing.

To increase stable data and telecommunications capacity, we lease bandwidth from a number of different providers, including AT&T, VSNL, Telstra, Cable & Wireless and British Telecom internationally; Qwest Communications, AT&T and Broadwing in the United States; and VSNL, Bharti, Reliance and Tata Indicom in India. Currently, we have a bandwidth of 32 megabits-per-second, or Mbps, in the United States and over 50

Mbps in the United Kingdom, which we believe is adequate for our business. We have implemented closed user group connectivity across all processing centers and technology hubs which should allow seamless transition from one center to the other in case of an outage.

Our infrastructure is built on industry standards and we work closely with several leading original equipment manufacturers and principal technology partners. The robustness of our telecommunications network has allowed us to achieve an average network availability of 99.7% for day-to-day operations.

We customize our technology solutions in line with our clients’ business outsourcing requirements. Our technology teams are comprised of expert professionals from technology project management, infrastructure management, information security and technology operational service delivery, thereby permitting us to adapt our infrastructure services to our clients through various phases of our client engagements. We seek to understand our clients’ business and outsourcing requirements and their process platforms, develop and implement customized services to our clients and deliver reliable services that facilitate the offshore conduct and management of their business processes.

Our business continuity management plan includes strategies to mitigate certain inherent risks and failures in critical platforms and applications by using a combination of redundancies and resilience in our technology infrastructure, telecom networks and distributed computing, relying on a combination of state-provided and privately-owned power sources, a distribution of work between our multiple service delivery centers and multi-vendor transportation and logistics management. We also employ a dedicated team of trained professionals to help maintain continuity whenever possible.

Our methodology on business continuity management and information security involves implementation of an organization-wide framework, including our business operations, human resources, technology, facilities and marketing and communications divisions. The framework involves strategic planning, rigorous operational implementation, scheduled testing and simulations, reviews and strategy formulation. Leveraging from our operational, technological and facilities risk mitigation capabilities, we customize business continuity plans for our key client relationships, including splitting mission-critical processes among center, regional and client locations and working with our client to implement such process operations.

We have the following systems in place to protect the privacy of our clients and their customers and to ensure compliance with the laws and regulations governing our activities:

•

our information security policies comply with International Standards, including BS 7799 and ISO 27001, for optimal management of various aspects of information security, including personnel, physical, systems and facility security;

•	our information security framework addresses compliance requirements and protection of our clients’ and their customers’ information;

•

specific provisions for complying with the FDIC Safe Harbor Provisions, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act, the EU Privacy Directive and other client-specific needs;

•	information systems teams formed for each client for the development, implementation and coordination of policies and procedures specific to that client’s processes; and

•	periodic internal and external audits of both our information systems policy and implemented controls.

Currently, five of our service delivery centers are BS 7799 certified, and we expect to seek similar certifications in our other service delivery centers. We have obtained ISO 27001 certification for one of our operations facilities and are in the process of obtaining such certifications for our other service delivery centers.

Process Compliance and Management

We have an independent quality compliance team to monitor, analyze, provide feedback on and report process performance and compliance. In addition, we have a customer experience team to assess and improve end customer experience for all processes. Currently, we have over 250 quality compliance analysts and customer experience analysts.

We report process performance on ProMPT, our proprietary process management and performance tracking service. ProMPT is a web-based service accessible by both our clients and us that provides digital dashboards for evaluating process management and performance at any level within an organization, including tracking the individual performance of agents, team leaders and other employees. ProMPT provides Six Sigma-based process analysis, including trend analysis, distribution analysis and cause-and-effect analysis and tracking. We have recently launched a new version of ProMPT, which includes advanced analytics capacity and process control capabilities, and other enhanced features.

Employees

As of December 31, 2006, we had approximately 8,200 full-time employees, substantially all of whom are based in India. We have 105 employees in the United States and United Kingdom. Our employees are not unionized. We have never experienced any work stoppages and believe that our employee relations are good.

Hiring and Recruiting

Our employees are critical to the success of our business. Accordingly, we focus heavily on recruiting, training and retaining our professionals.

We have developed effective strategies and a strong track record in recruiting. We have approximately 40 employees dedicated to recruiting located throughout India in areas where we expect that our recruitment efforts will be effective. Some of the strategies we have adopted to increase efficiency in our hiring practices include online voice assessment, dedicated recruitment offices across the country and subsidized housing for new employees who travel from neighboring cities to work at our operations centers. Our hiring policies focus on identifying high quality employees who demonstrate a high propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and interviews before we extend offers for employment. We also conduct extensive background checks on candidates, including criminal background checks. In 2006, we received more than 50,000 applications for employment and hired approximately 6,400 new professionals. We also have an employee referral program that provides us with a cost effective way of accessing qualified potential employees.

We offer our professionals competitive compensation packages that include significant incentive-based compensation and offer a variety of benefits, including free transport to and from home, subsidized meals, free access to recreational facilities and subsidized housing within close proximity to our operations centers. Our turnover rate for billable employees—employees who execute business processes for our clients following the completion of our six-month probationary period—has come down significantly from approximately 55.4% for the calendar year ending December 31, 2005 to approximately 38.8% for the calendar year ending December 31, 2006. See “Item 1A. Risk Factors—Risks Related to Our Business—We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”

Training and Development

We dedicate significant resources to the training and development of our professionals. At December 31, 2006, we had over 185 full-time certified trainers. Training works in tandem with recruitment, operations and quality control to create an end-to-end process for value addition, skill evaluation, enhancement and certification. We also use training to provide continuity by linking skill assessment at the point of recruitment to subsequent assessment and on-the-job training.

We customize our training design to country, client and service, closely collaborating with the client throughout the training process. Training for new employees includes culture, voice and accent training. We also have ongoing training that includes refresher training programs and personality development programs. In addition, we develop our employees’ leadership skills through leadership development programs, other talent identification mechanisms and significant monetary and non-monetary incentives.

Workforce Management

SOFT is our proprietary platform for implementing process-oriented workforce management for client operations. We customize SOFT to cater to each process’ unique requirements, and use SOFT to forecast work volume, schedule resources and management and analyze workforce management.

Regulation

Because of the diversity and highly complex nature of our service offerings, our operations are subject to a variety of rules and regulations and several U.S. and foreign federal and state agencies regulate aspects of our business. In addition, our clients may contractually require that we comply with certain rules and regulations, even if those rules and regulations do not actually apply to us. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties, which could have a material adverse effect on our operations.

We are one of the few offshore BPO service providers that can provide third-party claims administrator insurance services in 44 states of the United States, having been licensed or exempted from, or not subject to, licensing in each of those states, which may help make us an attractive service provider to future clients.

Our debt collection services are subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities within a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services in all but one state in the United States that have non-exempt requirements and have separate conditional exemptions with respect to our ongoing collection obligations.

Our operations are also subject to compliance with a variety of other laws federal and regulations that apply to certain portions of our business such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Truth in Lending Act, the Fair Credit Billing Act, the Fair Debt Collection Practices Act and U.S. Federal Deposit Insurance Company, or FDIC, rules and regulations. Our client contracts specify what particular regulatory requirements we must meet in connection with the BPO services we provide. We train our employees regarding the applicable laws and regulations.

Regulation of our business by the Indian government affects our business in several ways. We benefit from certain tax incentives promulgated by the Indian government, including a ten-year tax holiday from Indian corporate income taxes for the operation of most of our Indian facilities, which will expire by location in 2009. As a result of these incentives, our operations have been subject to lower Indian tax liabilities. See Item 1A. Risk Factors—Risks Related to India and the International Nature of our Business—Our financial condition could be negatively affected if the Government of India reduces or withdraws tax benefits and other incentives it currently provides to companies within our industry, or if the same are not available for other reasons.” Our subsidiaries in India are also subject to certain currency transfer restrictions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Tax” and “—Foreign Currency.”

ITEM 1A.	Risk Factors

Risks Related To Our Business

We have a limited number of clients and provide services to few industries. In 2006, 49.5% of our total revenues came from two clients.

We have derived and believe that we will continue to derive a substantial portion of our total revenues from a limited number of large clients. In 2006, our two largest clients, Norwich Union (an Aviva company) and Centrica, accounted for 49.5% of our total revenues under several contracts. We generated 33.8% of our total revenues in 2006 from Norwich Union and 15.7% of our total revenues in 2006 from Centrica. We provide services to Norwich Union under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement cannot be terminated by our client without cause prior to January 2008. The second framework agreement expires in July 2009 and can be terminated by our client without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After these initial terms, Norwich Union may terminate these agreements without cause or penalty with six months notice. We provide services to Centrica under an agreement that has an initial term that expires in July 2008 and that can be terminated by Centrica for cause only during its initial term. We expect that a significant portion of our total revenues will continue to be contributed by a limited number of large clients in the near future. The loss or financial difficulties of any of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flows.

A substantial portion of our BPO clients are concentrated in the BFSI sector. In 2006, 72.4.% of our BPO revenues were derived from clients in those industries, including 33.8% of our BPO revenues that were derived from clients in the insurance industry. Our business and growth largely depend on continued demand for our services from clients and potential clients in these industries and those industries where we are focusing expansion efforts, such as utilities, healthcare and media. A downturn in any of these industries, particularly the insurance industry, or a slowdown or reversal of the trend to outsource business processes in any of these industries could decrease demand for our services. Other developments, such as consolidation, particularly involving our clients, could also cause the demand for our services in these industries to decline. In addition, our agreements with Norwich Union and American Express also contain certain restrictions (limited in duration or scope) on our ability to provide services to certain competitors of these entities without the approval of these entities.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.

The BPO industry is very labor intensive and our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographic areas in which we operate. The industry, including us, experiences high employee turnover. In 2006, our turnover rate for billable employees was approximately 38.8%. There is significant competition for professionals in India with skills necessary to perform the services we offer to our clients. Increased competition for these professionals, in the BPO industry or otherwise, could have an adverse effect on us. A significant increase in the turnover rate among our employees in India, particularly among the highly skilled workforce needed to provide BPO services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins, and could lead to a decline in demand for our services. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process. However, high turnover rates do increase our cost of revenues and therefore impact our profit margins due to higher recruitment, training and retention costs as a result of maintaining larger hiring, training and human resources departments and higher operating costs due to having to reallocate certain business processes among our operating facilities where we have access to the skilled workforce needed for the business. In 2006, we incurred approximately $2.3 million on recruitment and approximately $0.6 million on training costs due to employee turnover, thereby increasing our cost of revenues and reducing our profit margins for that period by $2.9 million.

In addition, our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain personnel with skills that keep pace with the demand for outsourcing, evolving industry standards and changing client preferences. A lack of sufficiently qualified personnel could also inhibit our ability to establish operations in new markets and our efforts to expand geographically. Our failure to attract, train and retain personnel with the qualifications necessary to fulfill the needs of our existing and future clients or to assimilate new employees successfully could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our agreements with our largest client give it the option to assume the operations of one of our facilities and operating subsidiaries, and the exercise of that option could have an adverse effect on our business, results of operations and financial condition.

Under one of our agreements with Norwich Union, our largest client, Norwich Union has the option from January 2008 through February 2011 to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount approximating the net asset value of that facility on the date of transfer. The affected facility generated 18.9% of our total revenues in 2006 and 26.7% of our total revenues in 2005. Norwich Union has recently exercised its option to assume the operations of the facilities of one of its third party vendor-contractors and has publicly announced its intention to start exercising its option to assume the operations of the facilities of certain of its other third party vendor-contractors, including one of our facilities in Pune. In addition, under our other agreement with Norwich Union, it also has the option to purchase certain of the assets of our operating subsidiary ExlService.com (India) Private Limited, an Indian corporation, which we refer to as EXL India, for the book value of those assets if we are in a material default of our agreement and such default affects the insurance services provided by more than 300 of our full-time employees or prejudices or is likely to prejudice the reputation of Norwich Union or its affiliates, or if there is a change of control that is not approved by Norwich Union. The exercise of either of these options would result in both a loss of revenues and a loss of our employees who are at that time working in the related facilities.

We have a long selling cycle for our BPO services that requires significant funds and management resources and a long implementation cycle that requires significant resource commitments.

We have a long selling cycle for our BPO services, which requires significant investment of capital, resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our selling cycle, which generally ranges from six to 12 months, is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes. In addition, we may not be able to successfully conclude a contract after the selling cycle is complete.

Implementing our services involves a significant commitment of resources over an extended period of time from both our clients and us. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby delaying further the implementation process. Our clients and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Once we are engaged by a client, it may take us several months before we start to recognize significant revenues.

When we are engaged by a client after the selling process, it takes from four to six weeks to integrate the client’s systems with ours, and up to three months thereafter to build up our services to the client’s requirements. Depending on the complexity of the processes being implemented, these time periods may be significantly longer. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. Therefore, we do not recognize significant revenues until after we have completed the implementation phase.

We enter into long-term contracts with our BPO clients, and our failure to estimate the resources and time required for our contracts may negatively affect our profitability.

The initial terms of our BPO client contracts typically range from three to seven years. In many of our BPO contracts we commit to long-term pricing with our clients and therefore bear the risk of cost overruns, completion delays, wage inflation and adverse movements in exchange rates in connection with these contracts. If we fail to estimate accurately the resources and time required for a contract, future wage inflation rates or currency exchange rates or if we fail to complete our contractual obligations within the contracted timeframe, our revenues and profitability may be negatively affected.

Consistency in our revenues from period to period depends in part on our ability to reflect the changing demands and needs of our existing and potential BPO clients. If we are unable to adjust our pricing terms or the mix of products and services we provide to meet the changing demands of our BPO clients and potential BPO clients, our business, results of operations and financial condition may be adversely affected.

Most of our BPO contracts use a pricing model that provides for hourly or annual billing rates. Industry pricing models are evolving, however, and we anticipate that clients may increasingly request transaction-based pricing. This pricing model will place additional pressure on the efficiency of our service delivery so that we can maintain reasonable operating margins. If we are unable to adapt our operations to evolving pricing protocols, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

In addition, the BPO services we provide to our clients (particularly under our general framework agreements), and the revenues and income from those services, may decline or vary as the type and quantity of services we provide under those contracts changes over time, including as a result of a shift in the mix of products and services we provide. Furthermore, our clients, some of which have experienced rapid changes in their prospects, substantial price competition and pressures on their profitability, have in the past and may in the future demand price reductions, automate some or all of their processes or change their outsourcing strategy by moving more work in-house or to other providers, any of which could reduce our profitability. Any significant reduction in or the elimination of the use of the services we provide to any of our clients, or any requirement to lower our prices, would harm our business.

Our research and analytics services and our advisory services are cyclical and based on specific projects involving short-term contracts.

Our research and analytics services and our advisory services are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of the Sarbanes-Oxley Act of 2002, for example, could have a significant impact on certain risk advisory service offerings of our advisory services business.

In addition, our research and analytics services and our advisory services usually consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from these businesses. In 2006, 19.7% of our total revenues were generated by our research and analytics services and our advisory services.

Our operating results may experience significant variability and as a result it may be difficult for us to make accurate financial forecasts.

Our operating results may vary significantly from period to period. Although our existing agreements with original terms of three or more years provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our services and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. The timing of revenue recognition under new client agreements also varies depending on when we complete the implementation phase. The completion of implementation varies significantly based upon the complexity of the processes being implemented.

Our period-to-period results have in the past and may also in the future fluctuate due to other factors, including client losses, delays or failure by our clients to provide anticipated business, variations in employee utilization rates resulting from changes in our clients’ operations, delays or difficulties in expanding our operational facilities and infrastructure (including hiring new employees or constructing new operations centers), changes to our pricing structure or that of our competitors, currency fluctuation, seasonal changes in the operations of our clients and other events identified in this Annual Report on Form 10-K. Our revenues are also affected by changes in pricing under our contracts at the time of renewal or by pricing under new contracts. For example, because the majority of our revenues are denominated in pounds sterling or U.S. dollars while most of our expenses are incurred and paid in Indian rupees, our revenues can decrease or increase significantly if the exchange rates among the Indian rupee, the pound sterling and the U.S. dollar fluctuate significantly. In addition, some of our contracts do not commit our clients to provide us with a specific volume of business. These factors may make it difficult to make accurate financial forecasts or replace anticipated revenues that we do not receive as a result of delays in implementing our services or client losses. If our actual results do not meet any estimated results that we announce, or if we underperform market expectations as a result of such factors, trading prices for our common stock could be adversely affected.

Our senior management team is critical to our continued success and the loss of one or more members of our senior management team could harm our business.

Our future success substantially depends on the continued services and performance of the members of our management team and other key employees possessing technical and business capabilities, including industry expertise, that are difficult to replace. Specifically, the loss of the services of our Vice Chairman and Chief Executive Officer, Vikram Talwar, or of our President and Chief Financial Officer, Rohit Kapoor, could seriously impair our ability to continue to manage and expand our business. There is intense competition for experienced senior management and personnel with technical and industry expertise in the industry in which we operate, and we may not be able to retain these officers or key employees. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable and in any event these agreements do not ensure the continued service of these executive officers. Messrs. Talwar and Kapoor and certain of their affiliates have certain registration rights with respect to their shares of common stock. In addition, we currently do not maintain “key person” insurance covering any member of our management team. The loss of any of our key employees, particularly to competitors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our inability to effectively manage our rapid infrastructure and personnel growth could have a material adverse effect on our operations, results of operations and financial condition.

Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations. We have seven operations facilities in India, including a 1000-seat facility in Noida, India, that became operational in February 2006. Our employees have increased from approximately 1,800 on December 31, 2002 to approximately 8,200 on December 31, 2006. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated growth of our business. We are in the process of constructing a new 1,200-workstation operations facility in Noida, India, which will become operational in April 2007. In addition, we are actively looking at a few specific locations to invest in an operations facility outside of India and are contractually committed to one of our clients to do so by September 2008. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations facilities or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Wage increases in India may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. Wage costs in India have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for BPO services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the United States and Europe, which may reduce this competitive advantage. In addition, as the U.S. dollar declines in value against the Indian rupee, wages in the United States will decrease relative to wages in India, which may further reduce our competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing research and analytics services and advisory services than for employees performing other BPO services. As the scale of our research and analytics services and our advisory services increases, wages as a percentage of revenues will likely increase. Wage increases in the long term may reduce our profit margins. Additionally, because substantially all of our employees are based in India and paid in Indian rupees, while our revenues are primarily in U.S. dollars and pounds sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, the pound sterling and the U.S. dollar fluctuate significantly.

We face significant competition from U.S.-based and non-U.S.-based outsourcing and information technology companies and from our clients, who may perform outsourcing services themselves, either in-house, in the United States or through offshore groups or other arrangements.

The market for outsourcing services is highly competitive, and we expect competition to intensify and increase from a number of sources. We believe that the principal competitive factors in our markets are price, service quality, sales and marketing skills, the ability to develop customized services and technological and industry expertise. We face significant competition for our services from our clients’ own in-house groups, including, in some cases, in-house groups operating offshore. For example, Norwich Union, our largest client, has the option under one of our contracts to purchase the shares of our subsidiary that operates one of our facilities in Pune, India. Norwich Union has recently exercised its option to assume the operations of the facilities of one of its third party vendor-contractors and has publicly announced its intention to start exercising its option to assume the operations of the facilities of certain of its other third party vendor-contractors, including one of our facilities in Pune. In addition, we expect our total revenues in 2007 to be affected by the decision of one of our other clients to change its outsourcing strategy by moving more of its work from third-party contractors to its in-house group operating offshore.

We also face competition from non-U.S.-based outsourcing and IT companies (including those in the United Kingdom and India) and U.S.-based outsourcing and IT companies. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and future competitors have greater financial, personnel and other resources, longer operating histories, a broader range of service offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could harm our business, results of operations, financial condition and cash flows.

We may disrupt our clients’ operations as a result of inadequate service or other factors, including telecommunications or technology downtime or interruptions.

The services we provide are often critical to our clients’ businesses, and any failure to provide those services could result in a reduction in revenues or a claim for substantial damages against us, regardless of whether we are responsible for that failure. In particular, our dependence on our offshore operations centers requires us to maintain active voice and data communications among our main operations centers in India, our international technology hubs in the United States and our clients’ offices. Although we maintain redundant facilities and communications links, disruptions could result from, among other things, technical breakdowns, computer glitches and viruses and weather conditions. We also depend on certain significant vendors for facility storage and related maintenance of our main technology equipment and data at those technology hubs. Any failure by these vendors to perform those services, any temporary or permanent loss of our equipment or systems, or any disruptions to basic infrastructure like power and telecommunications could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, reduce our revenues and harm our business.

We may not be fully insured for all losses we may incur.

Although we attempt to limit and mitigate our liability for damages arising from negligent acts, errors or omissions through contractual provisions, limitations of liability set forth in our contracts may not be enforceable in all instances or may not otherwise protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, are generally not limited under those agreements. Although we have general liability insurance coverage, including coverage for errors or omissions and breaches of privacy and network security, that coverage may not continue to be available on reasonable terms or to be available in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

We are typically required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential. We take precautions to protect confidential client and customer data. However, if any person, including any of our employees, penetrates our network security or otherwise mismanages or misappropriates sensitive data, we could be subject to significant liability and lawsuits from our clients or their own customers for breaching contractual confidentiality provisions or privacy laws. Penetration of the network security of our data centers could have a negative impact on our reputation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our industry may not develop in ways that we currently anticipate due to negative public reaction in the United States and elsewhere to offshore outsourcing, recently proposed legislation or otherwise.

We have based our strategy of future growth on certain assumptions regarding our industry and future developments in the market for outsourcing services. For example, we believe that there will continue to be changes in product and service requirements, and investments in the products offered by our clients will continue to increase. However, the trend to outsource business processes may not continue and could reverse. Offshore outsourcing is a politically sensitive topic in the United States and elsewhere, and many organizations and public figures have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States and elsewhere. In addition, there has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends would harm our ability to compete effectively with competitors that operate out of facilities located in the United States and elsewhere.

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located. Because most of our clients are located in the United States, any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could adversely impact our ability to do business with U.S. clients and have a material and adverse effect on our business, results of operations, financial condition and cash flows. In addition, it is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. Such restrictions could affect our ability to attract or retain clients that have such contracts in the future.

In other countries, such as the United Kingdom where we derived 49.6% of our total revenues in 2006, there has also been some negative publicity and concern expressed regarding the possible effect of job losses caused by outsourcing. Recent legislation introduced in the United Kingdom (consolidating past case law) provides that if a company transfers or outsources its business or a part of its business to a transferee or a service provider, the employees who were employed in such business are entitled to become employed by the transferee or service provider on the same terms and conditions as they had been employed before the transfer. The dismissal of such employees as a result of such transfer of business is deemed unfair dismissal and entitles the employees to compensation. As a result, we may become liable for redundancy payments to the employees of our clients in the United Kingdom who outsource business to us. We are generally indemnified in our existing contracts with clients in the United Kingdom to the extent we incur losses or additional costs due to the application of this legislation to us, and we intend to obtain indemnification in future contracts with clients. However, if we are unable to obtain indemnification in future contracts with clients, we may be liable under any service level agreements we enter into in the future with United Kingdom clients.

Our client contracts contain certain termination provisions that could have an adverse effect on our business, results of operations and financial condition.

We provide services to Norwich Union under two framework agreements and work orders generated by these agreements. We generated 33.8% of our total revenues in 2006 from Norwich Union. The first framework agreement and all work orders under that agreement cannot be terminated by our client without cause prior to January 2008. The second framework agreement expires in July 2009 and can be terminated by our client without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After these initial terms, Norwich Union may terminate these agreements without cause or penalty with six months notice. “Cause” under the Norwich Union agreements includes our failure to perform services agreed upon in a specific work order adequately, disposal of our material assets, our filing for bankruptcy or a change of control where our new controlling party is a named competitor of Norwich Union. We generated 15.7% of our total revenues in 2006 from Centrica. We provide services to Centrica under an agreement that has an initial term that expires in July 2008 and that can be terminated by Centrica for cause only during its initial term. Contracts with other BPO clients representing approximately 6.8% of our total revenues for the year ended December 31, 2006 will expire prior to December 31, 2007. The termination of a substantial percentage of these contracts with or without cause could have a material adverse impact on the predictability of our expected revenue stream. Many of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations could result in a cancellation or non-renewal of a contract or a decrease in business provided to us. We may not be able to replace any client that elects to terminate or not renew its contract with us, which would reduce our revenues.

Oak Hill Capital Partners and its affiliates, Vikram Talwar, Rohit Kapoor and certain other members of management exercise significant influence over us, and their interests in our business may be different than yours.

A majority of the issued and outstanding shares of our common stock are currently beneficially owned by Oak Hill Capital Partners L.P. and certain of its affiliates, our Vice Chairman and Chief Executive Officer, Vikram Talwar, our President and Chief Financial Officer, Rohit Kapoor, and certain other members of management. As of March 15, 2007, Oak Hill Capital Partners L.P. and certain of its affiliates beneficially owned 10,542,504 shares (or 37.5%) of our outstanding common stock; Mr. Talwar and certain trusts for his benefit and that of his family collectively beneficially owned 2,130,822 shares (or 7.6%) of our outstanding common stock; Mr. Kapoor and certain trusts for his benefit and that of his family collectively beneficially owned 2,143,572 shares (or 7.6%) of our outstanding common stock; and certain other members of our management beneficially owned 1,970,038 shares (or 6.9%) of our outstanding common stock. Accordingly, each of these parties can exercise significant influence over our business policies and affairs and all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with your interests.

We may not succeed in identifying suitable acquisition candidates or integrating Inductis or any other acquired business into our operations, which could have a material adverse effect on our business, results of operations and financial condition.

One of our strategies is to broaden our geographic presence, gain new clients, enter new streams of services and expand capacity both organically and through strategic acquisitions. We may not, however, succeed in identifying suitable acquisition candidates available for sale at reasonable prices, have access to the capital required to finance potential acquisitions or be able to consummate any acquisition. Our management may not be able to successfully integrate Inductis or any other acquired business into our operations, and any acquisition we do complete, including the Inductis Acquisition, may not result in long-term benefits to us. Acquisitions involve a number of risks, including diversion of management’s attention, ability to finance the acquisition on attractive terms, failure to retain key personnel, legal liabilities and the need to amortize acquired intangible assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Future acquisitions may also result in the incurrence of indebtedness or the issuance of additional equity securities.

We may not be able to realize in full all of the benefits that we anticipate from the Inductis Acquisition.

The value of our common stock will be affected by our ability to achieve the benefits expected from the Inductis Acquisition. Achieving these benefits will depend in part upon meeting the challenges inherent in the successful combination of two business enterprises of the size and scope of ExlService Holdings and Inductis, which include the possible loss of management-level and highly qualified employees and the possible inability to integrate the management culture and enterprise systems and operations of these two companies. We may not be able to meet these challenges, which could have a material adverse effect on our operations following the Inductis Acquisition and prevent the combined company from realizing any of the anticipated benefits of the Inductis Acquisition.

In addition, the senior management of Inductis has significant relationships with key Inductis clients, and the services provided by Inductis are highly dependent on developing client relationships of trust and confidence. The loss of any member of the senior management of Inductis could adversely affect our relationship with those clients or result in the loss of their business.

Failure to adhere to the regulations that govern our business could have an adverse impact on our operations.

Our clients are often subject to regulations that may require that we comply with certain rules and regulations in performing services for them that would not otherwise apply to us. Debt collection services, for example, may be subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many U.S. states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities in a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services in all but one U.S. state that have non-exempt requirements and have separate “per-customer” exemptions with respect to our ongoing collection obligations. Other federal laws and regulations that apply to certain portions of our business include the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Truth in Lending Act, the Fair Credit Billing Act and the FDIC rules and regulations. If we do not maintain our licenses or other qualifications to provide our services, we may not be able to provide services to existing customers or be able to attract new clients and could lose revenues, which could have a material adverse effect on our business. In addition, our failure to comply with any applicable laws and regulations could subject us to civil fines and criminal penalties.

We incur increased costs as a result of being a public company subject to the Sarbanes-Oxley Act of 2002, and may be unable to maintain effective controls in light of our rapid growth, which could have a material adverse effect on our business, results of operations and financial condition.

As a newly public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, or the Commission, and the Nasdaq Stock Market, have required more regulation and more corporate governance practices of public companies. We expect that our legal and financial compliance costs will continue to increase and that a significant portion of management’s time will be diverted to comply with these rules. We also incur additional costs associated with our reporting requirements as a public company. We also expect that the need to comply with these rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified candidates to serve on our board of directors or as executive officers.

Our rapid growth places significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve operational systems, procedures and internal controls on a timely basis. For example, we are continuously reviewing and developing new policies regarding internal control over financial reporting and disclosure controls and procedures. We are also evaluating and testing our internal controls systems in anticipation of compliance with Section 404 of the Sarbanes-Oxley Act. We observed specific instances in the fourth quarter of 2006, some of which were one-time events, where our disclosure controls and procedures were not effective. If we do not manage to continually maintain effective disclosure controls and procedures or do not implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results in a timely manner or prevent fraud and might be subject to sanctions or investigation by regulatory authorities, such as the Commission. Any such action could harm our business or investors’ confidence in us, and could cause our stock price to fall. In addition, if we fail to implement these systems, procedures and controls on a timely basis, we may not be able to service our client’ needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our business effectively.

Risks Related to India and the International Nature of our Business

Our financial condition could be negatively affected if the Government of India reduces or withdraws tax benefits and other incentives it currently provides to companies within our industry, or if the same are not available for other reasons.

Under the Indian Finance Act, 2000, we currently benefit from a holiday from Indian corporate income taxes. As a result, our service operations have been subject to relatively lower tax liabilities. We incurred minimal income tax expense in 2006 as a result of the tax holiday, compared to approximately $3.6 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). The Indian Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Our current tax holidays expire by location by 2009. When our tax holiday expires or terminates, our tax expense will materially increase.

The proposed budget for India for the upcoming fiscal year includes certain proposed modifications of existing tax regulations, which modifications, if enacted as currently proposed, are likely to result in the imposition on us of additional tax obligations beginning in 2007. We are in the process of evaluating the impact of these proposals, which have not been finalized, and have not determined the full extent to which these proposed provisions will affect our business, results of operations and financial condition.

We may be required to pay additional taxes in connection with audits by the Indian taxing authorities.

The Indian tax authorities have recently issued assessment orders against our subsidiaries ExlService.com Inc., which we refer to as EXL Inc., and EXL India. Two assessments issued with respect to EXL Inc. and EXL India allege that transfer pricing applied to transactions between such entities was not appropriate and demand the payment of additional taxes based on the disallowance of certain tax deductions taken by EXL India. An assessment issued with respect to EXL Inc. alleges that it has a permanent establishment in India and demands the payment of certain additional taxes based on such allegation.

The first assessment order issued by the Indian taxing authorities regarding transfer pricing relates to their audit of EXL India’s 2003-04 tax year. Indian transfer pricing regulations require that any international transaction involving related corporations be at an arms’ length price. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India. Transactions among our subsidiaries and us may be considered such transactions. This assessment demands that EXL India pay additional taxes in the amount of $2.2 million. We have paid approximately $0.7 million to the Indian tax authorities as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities.

The second assessment order issued by the Indian taxing authorities regarding transfer pricing relates to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and demands that EXL India pay additional taxes in the amount of $3.8 million. We have already paid approximately $1.6 million to the Indian tax authorities as a deposit in respect of this assessment.

The third assessment order issued by the Indian taxing authorities, which was issued against EXL Inc., relates to EXL Inc.’s 2003-04 tax year. The assessment order alleges that EXL Inc. has a permanent establishment in India and demands that it pay additional taxes of $3.2 million. Out of the $3.2 million demanded, we have already paid $1.6 million as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities. If EXL Inc. were found to have a permanent establishment in India, it would be required to pay Indian taxes on the income deemed attributed to such permanent establishment not only for the 2003-04 tax year but for subsequent years as well.

We are contesting all of these assessments and have filed appeals with the appropriate Indian tax authorities. Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future.

There is a possibility that we might receive similar orders for subsequent years until these disputes are resolved. Future claims may be based on the transfer pricing or permanent establishment claims alleged by the Indian tax authorities, or may be based on alternative arguments. Any failure of our appeals or further assessments would reduce our profitability and cash flows.

A substantial portion of our assets and operations are located in India, and we are subject to regulatory, economic and political uncertainties in India.

Our principal operating subsidiaries are incorporated in India, and virtually all of our assets and our professionals are located in India. We intend to continue to develop and expand our offshore facilities in India. In the early 1990s, India experienced significant inflation, low growth in gross domestic product and shortages of foreign currency reserves. The Indian government, however, has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the BPO industry. Certain of those programs, which have benefited us, include tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. We cannot assure you that liberalization policies will continue. For example, the proposed budget for India for the upcoming fiscal year includes certain proposed modifications of existing tax regulations, which modifications, if enacted as currently proposed, are likely to result in the reduction of certain tax incentives currently available to us and the imposition on us of additional tax obligations beginning in 2007. In addition, the Government of India is considering introducing a reservation policy to the private sector in India, pursuant to which all private sector companies operating in India, including our subsidiaries, would be required to reserve a certain percentage of jobs for the economically underprivileged population in the states where such companies are incorporated. If this policy is adopted, our ability to hire employees of our choice may be affected due to restrictions on our pool of potential employees and competition for these professionals.

Furthermore, the rate of economic liberalization could change, and specific laws and policies affecting technology companies, foreign investment, currency exchange rates and other matters affecting investment in our securities could also change. Since 1996, the Government of India has changed six times. The current Indian government is a coalition of many parties, some of which are communist and other far left parties in India, some of which do not want to continue India’s current economic policies. Various factors, including a collapse of the present coalition government due to the withdrawal of support of coalition members, could trigger significant changes in India’s economic liberalization and deregulation policies, disrupt business and economic conditions in India generally and our business in particular. Our financial performance and the trading price of our shares may be adversely affected by changes in inflation, exchange rates and controls, interest rates, Government of India policies (including taxation policies), social stability or other political, economic or diplomatic developments affecting India in the future.

Terrorist attacks and other acts of violence involving India, the United States or other countries could adversely affect the financial markets, result in a loss of client confidence and adversely affect our business, results of operations and financial condition.

Terrorist attacks and other acts of violence or war, including those involving India, the United States or other countries, may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations and financial condition. South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India, Pakistan and China. In recent years there have been several instances of military confrontations along the Indo-Pakistani border. There continues to be potential for hostilities between India and Pakistan due to recent terrorist activities, troop mobilizations along the border and the geopolitical climate along the border. Although this has not been the case to date, such political tensions could create a perception that there is a risk of disruption of services provided by India-based companies, which could have a material adverse effect on the market for our services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue to operate.

An outbreak of an infectious disease or any other serious public health concerns in Asia or elsewhere could have a material adverse effect on our business and results of operations.

The outbreak of an infectious disease in Asia or elsewhere or any other serious public health concerns could have a negative impact on the economies, financial markets and business activities in the countries in which our end markets are located, which could have a material adverse effect on our business. The outbreak in 2003 of Severe Acute Respiratory Syndrome in Asia and the outbreak of avian influenza, or bird flu, across Asia and Europe, including recent outbreaks in parts of India, have adversely affected a number of countries and companies. Although we have not been adversely impacted by these recent outbreaks, we can give no assurance that a future outbreak of an infectious disease among humans or animals or any other serious public health concerns will not have a material adverse effect on our business.

We are vulnerable to natural disasters that could severely disrupt the normal operation of our business and adversely affect our business, results of operation and financial condition.

India is susceptible to natural disasters, including typhoons, tsunamis, floods and earthquakes. Substantially all of our facilities and employees are located in India. If our facilities are damaged by a typhoon, tsunami, flood, earthquake or other natural disaster, our operations and our ability to provide services to our clients could be interrupted or delayed significantly. Our insurance coverage may not be sufficient to cover all of our potential losses. In addition, although all of our operations centers have access to other power sources, disaster management facilities in India may not be adequate to protect against potential losses. In addition, clients may terminate their contracts with us if we cannot resume providing services quickly enough. As a result, a natural disaster in India could have a material adverse effect on our business, results of operation and financial condition.

Restrictions on entry visas may affect our ability to compete for and provide services to clients in the United States, which could have a material adverse effect on future revenues.

The vast majority of our employees are Indian nationals. The ability of some of our executives and employees to work with and meet our U.S. and European clients and our clients from other countries depends on their ability to obtain the necessary visas and entry permits. In response to terrorist attacks and global unrest, U.S. and European immigration authorities have increased the level of scrutiny in granting visas. Immigration laws in those countries may also require us to meet certain levels of compensation and comply with other legal requirements as a condition to obtaining or maintaining entry visas. These restrictions have significantly lengthened the time requirements to obtain visas for our personnel, which has in the past resulted, and may continue to result, in delays in the ability of our personnel to meet with our clients. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. We cannot predict the political or economic events that could affect immigration laws, or any restrictive impact those events could have on obtaining or monitoring entry visas for our professionals. If we are unable to obtain the necessary visas for personnel who need to get to our clients’ sites, or if such visas are delayed, we may not be able to provide services to our clients or to continue to provide these services on a timely basis, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Currency fluctuations among the Indian rupee, the pound sterling and the U.S. dollar could have a material adverse effect on our results of operations.

Although substantially all of our revenues are denominated in pounds sterling (49.6% in 2006) or U.S. dollars (50.1% in 2006), most of our expenses (67.8% in 2006) are incurred and paid in Indian rupees. We report our financial results in U.S. dollars. The exchange rates among the Indian rupee, the pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The average Indian rupee/U.S. dollar exchange rate in 2006 was approximately 45.19 (based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York), representing a depreciation of 2.7% compared to the average exchange rate in 2005. The average Indian rupee/pound sterling exchange rate in 2006 was approximately 83.52 (based on the Bloomberg Composite Rate), representing appreciation of 4.1% compared to the average exchange rate in 2005. The average U.S. dollar/pound sterling exchange rate in 2006 was approximately 1.84 (based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York) representing a depreciation of 1.1% compared to the average exchange rate in 2005. Although we take steps to hedge a substantial portion of our Indian rupee-U.S. dollar foreign currency exposures, our results of operations may be adversely affected if the Indian rupee fluctuates significantly against the pound sterling or the U.S. dollar, the pound sterling depreciates against the U.S. dollar or our hedging strategy is unsuccessful.

If more stringent labor laws or other industry standards become applicable to us, our profitability may be adversely affected.

India has stringent labor legislation that protects the interests of workers, including legislation that sets forth detailed procedures for dispute resolution and employee removal and legislation that imposes financial obligations on employers upon retrenchment. In addition, we are subject to certain industry standards regarding our employees, particularly with regard to overtime and transportation of employees. Our employees may also in the future form unions. If these labor laws or industry standards become more stringent or are more strictly enforced, or if our employees unionize, it may become difficult for us to maintain flexible human resource policies, discharge employees or downsize, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Investors may have difficulty effecting service of process or enforcing judgments obtained in the United States against our subsidiaries in India or our executive officers.

Our primary operating subsidiaries are organized in India and a number of our executive officers reside outside of the United States. Most of our assets are located in India. As a result, you may be unable to effect service of process upon our affiliates who reside in India outside their jurisdiction of residence. In addition, you may be unable to enforce against these persons outside the jurisdiction of their residence judgments obtained in courts of the United States, including judgments predicated solely upon the federal securities laws of the United States.

Section 44A and Section 13 of the Indian Civil Procedure Code, 1908, or the Civil Code, govern recognition and enforcement of foreign judgments. Section 44A of the Civil Code provides for recognition and enforcement of a foreign judgment without having to file an original suit in India, provided such judgments have been rendered by courts in a country or territory outside India which the Government of India has declared to be a reciprocating territory. We have been advised by our Indian counsel that the United States and India do not currently have a treaty providing for reciprocal recognition and enforcement of judgments (other than certain arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not it is predicated upon the federal securities laws of the United States, would not be enforceable in India as such.

However, if the party in whose favor such final judgment is rendered brings a new suit in a competent court in India based on a final judgment that has been obtained in the United States, Section 13 of the Civil Code provides that the foreign judgment will be conclusive as to certain matters. The suit must be brought in India within three years of the date of the foreign judgment. It is unlikely, however, that a court in India would award damages on the same basis as a court in the United States if an action is brought in India. It is also unlikely that an Indian court would enforce judgments obtained in the United States if it viewed the amount of damages awarded as excessive or inconsistent with Indian practice.

In addition, the party seeking to enforce in India a judgment obtained in the United States would also be required to obtain approval from the Reserve Bank of India under the Foreign Exchange Management Act, 1999 to execute such a judgment or to repatriate any money recovered in an Indian court.

ITEM 1B.    Unresolved Staff Comments.

None.

ITEM 2.    Properties.

Our corporate headquarters are located in New York, New York. We operate seven operations centers in India with a current installed capacity of approximately 4,871 agent workstations that operate on an uninterrupted 24/7 basis and are available to be staffed on a three-shift basis. Our networking and telecom hubs are located in Sunnyvale, California and in New York, New York. Out of our seven operation centers in India, we own an area representing 86,360 sq. ft area and 1,071 agent workstations in our operation center in Pune, India. We lease all of our other properties, and each of our leases is renewable at our option. The following table describes each of our material properties and lease expiration dates as of December 31, 2006.

Facility	Location	Space	No. of Agent Workstations	Lease Expiration	Buy Option on Leased Premises

Corporate Headquarters	New York, New York	8,940 sq. ft.	N/A	March 30, 2009	No

Operations Center I	Noida, India	50,000 sq. ft.	601	March 14, 2010 (option to extend until 2015)	No

Operations Center II	Noida, India	39,700 sq. ft.	489	May 17, 2008 (renewable until 2016)	No

Operations Center III (including corporate offices)	Noida, India	68,800 sq. ft.	669	May 7, 2011	Yes

Operations Center IV-A	Pune, India	42,559 sq. ft. 43,802 sq. ft.	481-Grd. 590-First	Owned Facility	Not Applicable

Operations Center IV-B(1)	Pune, India	61,802 sq. ft. 43,802 sq. ft.	440-5&7 491-6	December 2, 2013 December 31, 2013	Yes

Operations Center V	Noida, India	104,000 sq. ft.	913	August 29, 2010 (option to extend until 2023)	Yes

Gurgaon Facility	Gurgaon, India	20,628 sq. ft.	197	July 2008 (option to extend until 2014)	No

(1)	Approximately 105,604 square feet of space (including approximately 931 agent workstations) in our Operations Center IV-B is subject to a purchase option held by our client Norwich Union. This option is exercisable at any time commencing in January 2008 until February 2011. See “Item 1A. Risk Factors—Our Business—Our agreements with our largest client give it the option to assume the operations of one of our facilities and operating subsidiaries, and the exercise of that option could have an adverse effect on our business, results of operations and financial condition.”

All of our operations centers are equipped with fiber connectivity and have access to other power sources.

We are in the process of constructing a new 1,200-workstation operations facility in Noida, India, which will become operational in April 2007, at a total estimated cost of approximately $8.3 million. We are also contractually committed to one of our clients to establish and maintain a viable offshore BPO operation outside of India by September 2008, either on our own or through a relationship (such as a joint venture, partnership or alliance) with other parties where we maintain at least 26% of the controlling interest. This new facility must be capable of providing the services currently being performed for that client in India at a comparable cost to us and must be comparable in size to the existing facility in which the client services are being provided. We are actively looking at a few specific locations for this facility.

ITEM 3.	Legal Proceedings

Tax Proceedings

The Indian tax authorities have recently issued assessment orders against our subsidiaries EXL Inc. and EXL India. Two assessments issued with respect to EXL Inc. and EXL India allege that transfer pricing applied to transactions between such entities was not appropriate and demand the payment of additional taxes based on the disallowance of certain tax deductions taken by EXL India. An assessment issued with respect to EXL Inc. alleges that it has a permanent establishment in India and demands the payment of certain additional taxes based on such allegation.

The first assessment order issued by the Indian taxing authorities regarding transfer pricing relates to their audit of EXL India’s 2003-04 tax year. Indian transfer pricing regulations require that any international transaction involving related corporations be at an arms’ length price. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India. Transactions among our subsidiaries and us may be considered such transactions. This assessment demands that EXL India pay additional taxes in the amount of $2.2 million. We have paid approximately $0.7 million to the Indian tax authorities as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities

The second assessment order issued by the Indian taxing authorities regarding transfer pricing relates to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and demands that EXL India pay additional taxes in the amount of $3.8 million. We have already paid approximately $1.6 million to the Indian tax authorities as a deposit in respect of this assessment.

The third assessment order issued by the Indian taxing authorities, which was issued against EXL Inc., relates to EXL Inc.’s 2003-04 tax year. The assessment order alleges that EXL Inc. has a permanent establishment in India and demands that it pay additional taxes of $3.2 million. Out of the $3.2 million demanded, we have already paid $1.6 million as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities. If EXL Inc. were found to have a permanent establishment in India, it would be required to pay Indian taxes on the income deemed attributed to such permanent establishment not only for the 2003-04 tax year but for subsequent years as well.

We are contesting all of these assessments and have filed appeals with the appropriate Indian tax authorities. Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future.

There is a possibility that we might receive similar orders for subsequent years until these disputes are resolved. Future claims may be based on the transfer pricing or permanent establishment claims alleged by the Indian tax authorities, or may be based on alternative arguments. Any failure of our appeals or further assessments would reduce our profitability and cash flows.

Other Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

On October 19, 2006, in connection with our initial public offering, stockholders holding 19,340,198 shares of our common stock, or 68.8% of the outstanding shares of such stock at the time, approved by written consent (i) our Amended and Restated Certificate of Incorporation, which went into effect immediately prior to the closing of our initial public offering, (ii) our Amended and Restated By-laws, which went into effect immediately prior to the closing of our initial public offering, (iii) a two-for-one split of our outstanding shares of common stock, (iv) the public offering of our shares of common stock pursuant to the terms of the underwriting agreement between us and the underwriters in our initial public offering, and (v) amendments to the ExlService Holdings, Inc. 2006 Omnibus Award Plan, the ExlService Holdings, Inc. 2006 Omnibus India Sub Plan 1 and the ExlService Holdings, Inc. 2006 Omnibus India Sub Plan 2 increasing the number of shares of common stock for issuance thereunder to 1,864,619 in the aggregate.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”

The following table sets forth for the periods indicated the high and low sales prices for shares of our common stock as reported by the Nasdaq Global Select Market.

	Price Range
Calendar Period	High	Low
2006
Fourth Quarter (beginning October 19, 2006)	$29.24	$15.45

2007
Through March 28, 2007	$27.00	$20.03

As of February 28, 2007, there were 110 holders of record of our outstanding common stock.

We have not paid or declared any cash dividends on our common stock. We currently expect to retain all of our earnings for use in developing our business and do not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be paid at the discretion of our board of directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have the following equity compensation plans, each of which has been approved by our stockholders: (1) our 2003 Stock Option Plan, (2) our 2003 India Stock Employee Option Plan and (3) our 2006 Omnibus Award Plan (including two India sub plans thereunder). For a description of each of our equity compensation plans, please see Note 13 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	1,642,190	$10.46	2,700,230
Equity compensation plans not approved by security holders	—	—	—

Total	1,642,190	$10.46	2,700,230

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, we issued 26,525 unregistered shares of our common stock.

An aggregate of 7,775 shares were issued in connection with the exercise of stock options by two of our employees. We received $14,234.13, representing the exercise price of the options. These options, and the shares of common stock issued upon their exercise, were issued without registration under the Securities Act of 1933, as amended, pursuant to Rule 701 and Regulation S thereunder.

An aggregate of 18,750 shares of our common stock were issued to Mr. Talwar upon the vesting of an equal number of restricted shares of common stock previously issued to him. We did not receive any proceeds from this issuance. The shares were issued without registration under the Securities Act of 1933, as amended, pursuant to Rule 701 thereunder.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq 100 Index (capitalization weighted) and the Mid Cap S&P 400 and a peer group of companies for the period beginning October 25, 2006 and ending on December 31, 2006. The selected peer group for the period presented is comprised of five companies that we believe are our closest reporting issuer competitors: Cognizant Technology Solutions Corp., WNS (Holdings) Limited, Accenture Ltd., Infosys Technologies Limited and Wipro Technologies Limited. The returns of the component entities of our peer group index are weighed according to the market capitalization of each entity as of the beginning of each period for which a return is presented. The stock performance shown on the graph below is not indicative of future price performance.

On October 25, 2006, we issued and sold all of the 5,750,000 shares of our common stock that we registered under a Registration Statement on Form S-1 (File No. 333-121001) which became effective on October 19, 2006, and a Registration Statement on Form S-1 (File No. 333-138104) which became effective on October 20, 2006, in an initial public offering at an offering price of $13.50 per share. The aggregate offering price of the common stock sold (including the exercise by the managing underwriters of their over-allotment option) resulted in net proceeds of approximately $69.8 million to us. We used approximately $6.7 million of the net proceeds from our initial public offering to repurchase all of our outstanding shares of Series A Preferred Stock and $5.8 million to repay all our outstanding senior promissory notes payable to certain of our stockholders. The remainder of the net proceeds, approximately $57.3 million, is being used for working capital.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2004, 2003 and 2002 and for each of the years ended December 31, 2003 and 2002 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2006, 2005 and 2004 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,				Period from November 15 to December 31, 2002	Period from January 1, to November 14, 2002
	2006	2005	2004	2003
	(in millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues(1)	$121.8	$74.0	$60.5	$27.7	$3.3	$23.8
Cost of revenues(2)	73.8	47.6	38.7	18.4	1.3	11.7

Gross profit	48.0	26.4	21.8	9.3	2.0	12.1
Selling, general and administrative expenses(3)	23.9	14.9	12.6	9.0	3.0	9.4
Depreciation and amortization expense(4)	9.0	5.9	3.9	0.4	—	3.9

Income from operations	15.1	5.6	5.3	(0.1)	(1.0)	(1.3)
Total Other income (expense)(5)	1.0	0.8	0.1	0.1	0.1	(45.9)

Income before provision for income taxes	16.1	6.4	5.4	—	(0.9)	(47.2)
Provision for income taxes	2.1	(0.7)	—	0.8	—	0.1
Extraordinary gain	—	—	—	—	5.0	—
Dividend or accretion on preferred stock	(0.6)	(0.2)	—	(0.3)	(0.1)	—

Net income to common stockholders	$13.4	$6.8	$5.4	$(1.0)	$4.1	$(47.3)

Basic earnings per share	0.59	0.32	0.26	0.05	0.22	(2.48)
Diluted earnings per share	0.58	0.32	0.26	0.05	0.22	(2.48)
Weighted average number of common share outstanding—basic	22,863,539	21,174,548	20,518,332	19,568,840	19,110,924	19,110,924
Weighted average number of common share outstanding—diluted	23,033,266	21,591,028	21,017,252	19,568,840	19,110,924	19,110,924

	At December 31,
	2006	2005	2004	2003	2002
	(in millions)
Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$85.4	$24.2	$18.8	$8.6	$15.7
Working capital(6)	85.0	24.0	18.4	8.4	13.7
Total assets	165.6	62.6	50.4	22.3	20.3
Other long term obligations(7)	0.2	5.8	11.4	10.3	4.7
Preferred stock (liquidation preference)	—	6.2	—	—	3.8
Stockholders’ equity	127.0	30.9	24.8	4.9	6.2

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues. Revenues include reimbursable expenses of $4.9 million in 2006, $3.4 million in 2005, $4.2 million in 2004, $0.6 million in 2003, $0 for the period from November 15 to December 31, 2002 and $0.1 million for the period from January 1 to November 14, 2002.
(2)	Cost of revenues for the years ended December 31, 2006, 2005 and 2004 includes $0.5 million, $0 and $0, respectively, in non-cash amortization of deferred stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients. Cost of revenues excludes depreciation and amortization related to fixed assets.
(3)	SG&A expenses for the years ended December 31, 2006, 2005 and 2004 include $1.5 million, $0.1 million and $0.1 million for non-cash amortization of deferred stock compensation expense relating to our issuance of stock options to our non-operations staff.
(4)	Depreciation and amortization for the years ended December 31, 2006, 2005, 2004 includes $1.2 million, $0 and $0, respectively, in amortization of intangibles.
(5)	Period from January 1 to November 14, 2002 includes impairment of goodwill in connection with an acquisition recognized by our predecessor.
(6)	Working capital means total current assets minus total current liabilities.
(7)	Other long term obligations includes our senior long term debt and capital leases.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements. See “—Forward looking statements.”

Overview

We are a recognized provider of offshore solutions, including BPO research and analytics and advisory services, primarily serving the needs of Global 1000 companies in the banking, financial services and insurance sector as well as other industry sectors such as utilities. We provide integrated front-, middle- and back-office process outsourcing services and manage large-scale processes for our U.S.-based and U.K.-based clients. The BPO services we provide involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client. Our research and analytics services are intended to facilitate more effective data-based strategic and operating decisions by our clients using statistical and quantitative analytical techniques. Our advisory services include risk assessment, documentation and internal controls testing, business process re-engineering and process quality monitoring. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them.

We market our services directly through our sales and marketing team, which operates out of New York and London, and our business development team, which operates out of Noida, India. We currently operate seven operations facilities in India, including one operation facility at Inductis.

We completed the Inductis Acquisition on July 1, 2006. The Inductis Acquisition has expanded the types and sophistication of the research and analytics services we offer. The results of operations of Inductis are consolidated in our financial statements with effect from July 1, 2006. As a result, our results of operations for the year ended December 31, 2006 are not comparable to our results of operations for the year ended December 31, 2005. See “—Inductis Acquisition” below.

On October 25, 2006, we consummated an initial public offering of our shares of common stock. Our initial public offering resulted in net proceeds of $69.8 million to us after deducting underwriting discounts and commissions and related expenses. Our common stock is traded on the Nasdaq Global Select Market under the symbol “EXLS.” In connection with the initial public offering, we effected a conversion of our common stock and a two-for-one stock split.

Revenues

We generate revenues principally from contracts to provide BPO, research and analytics or advisory services. In 2006, we had total revenues of $121.8 million compared to total revenues of $74.0 million in 2005, an increase of 64.6%. A significant portion of our increase in total revenues for 2006 over the same periods in 2005 is a result of the Inductis Acquisition, which contributed $13.2 million to our total revenues for the year 2006. The key drivers of our total revenues growth in 2006 were as follows:

•	Growth of our client base, both organically and inorganically.

•	Ongoing growth in existing client relationships.

•	Addition of new services including compliance and research and analytics services.

We anticipate that our revenues will grow as we expand our service offerings, both organically and through further acquisitions. Revenues from new clients are an indicator of successful marketing efforts and do not represent a trend in our results of operations. We provide our clients with a range of BPO services, including insurance services, banking and financial services, finance and accounting services and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant BPO service, implement a process migration to these operations centers and then provide services either to that client or directly to that client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The BPO services we provide to our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide. Our revenues may also be adversely affected to the extent our existing clients reduce or eliminate their use of our service offerings. In particular, we expect our total revenues in 2007 to be affected by the decision of one of our clients to change its outsourcing strategy by moving more of its work from third-party contractors to its in-house group operating offshore.

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

Our research and analytics services are intended to facilitate more effective data-based strategic and operating decisions by our clients using research, statistical and quantitative analytical techniques. We materially expanded our research and analytics capabilities and enhanced the strategic dimension of our services with the acquisition of Inductis in July 2006.

Our advisory services include risk assessment, documentation and internal controls testing and business process re-engineering and process quality monitoring.

Our research and analytics services and our advisory services are cyclical and can be significantly affected by variations in business cycles. Changes in the deadline and the scope of work required for compliance with the Sarbanes-Oxley Act of 2002, for example, could have a significant impact on certain risk advisory service offerings of our advisory services business. In addition, our research and analytics services and our advisory services usually consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from these businesses. During the year ended December 31, 2006, we positively benefited from strong revenues from our research and analytics business partly as a result of year-end discretionary spending projects at our clients some of which may be non-recurring in nature.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 50.1% and 49.6%, respectively, of our total revenues in the year ended December 31, 2006 and approximately 48.2% and 51.8%, respectively, of our total revenues in the year ended December 31, 2005.

We derive a significant portion of our revenues from a limited number of large clients. In the years ended December 31, 2006 and 2005, our total revenues from our two largest clients grew to $60.3 million and $38.0 million, respectively, accounting for 49.5% and 51.4% of our total revenues, respectively, during these periods.

We provide services to Norwich Union (an Aviva company), which represented $41.2 million, or 33.8%, of our total revenues in the year ended December 31, 2006 and $36.4 million, or 49.2%, of our total revenues for the year ended December 31, 2005, under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement cannot be terminated by our client without cause prior to January 2008. The second framework agreement expires in July 2009 and can be terminated by Norwich Union without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After these initial terms, Norwich Union may terminate these agreements without cause or penalty with six months notice. We provide services to Centrica, which represented $19.1 million, or 15.7%, of our total revenues for the year ended December 31, 2006 and $1.6 million, or 2.2% of our total revenues for the year ended December 31, 2005, under an agreement that has an initial term that expires in July 2008 and that can be terminated by Centrica for cause only during its initial term. Contracts with other BPO clients representing approximately 6.8% of our total revenues for the year ended December 31, 2006 will expire prior to December 31, 2007, while the remainder of our BPO contracts expire in more than one year or do not have specified initial terms and remain in effect until terminated or until there are no work orders or engagement schedules.

We derived revenues from 19 and 17 new clients for our services, including advisory and research and analytics services, in the year ended December 31, 2006 and 2005, respectively. By acquiring Inductis, we obtained 17 additional new clients, including American Express, our fourth largest client. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

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

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the years ended December 31, 2006 and December 31, 2005, 4.1% and 4.6%, respectively, of our revenues represent reimbursement of such expenses.

Our operating results may vary significantly from period to period as a result of various factors, including, for example, seasonal changes in our clients’ operations.

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

Norwich Union has the option from January 2008 through February 2011 under one of its contracts with us to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount that will approximate the net asset value of that facility on the date of transfer. The exercise of this option would result in both a loss of revenues and the loss of all of our employees who are at that time working under that contract. Norwich Union has recently exercised its option to assume the operations of the facilities of one of its third party vendor-contractors and has publicly announced its intention to start exercising its option to assume the operations of the facilities of certain of its other third party vendor-contractors, including one of our facilities in Pune. The affected facility generated 18.9% and 26.7% of our total revenues in the year ended December 31, 2006 and December 30, 2005, respectively. We expect that any decline in revenues that we would experience when Norwich Union exercises this option would be partially offset by a decrease in expenses associated with the operation of the affected Pune facility.

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

A significant portion of our increase in cost of revenues for the year ended December 31, 2006 over the same period in 2005 is a result of the Inductis Acquisition, which contributed $8.3 million to our consolidated cost of revenues. We expect our cost of revenues to continue to increase as we continue to add professionals in India and the United States, including new senior managers, to service additional business, in particular as our research and analytics and advisory services businesses grow, both organically and as a result of acquisitions like the Inductis Acquisition, and as wages continue to increase in India. In particular, we expect training activity costs to continue to increase as we continue to add new clients.

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

We also expect cost of revenues to increase when we add new operations facilities due to increases in telecommunication and rent expenses and other facilities operating costs. In particular, we are in the process of establishing a new 1,200-workstation operations facility in Noida, India, which will become operational in April 2007, and are contractually committed to one of our clients to establish and maintain a viable BPO offshore operation outside of India by September 2008. Our results for 2006 were favorably impacted, among other things, by higher utilization of our existing physical infrastructure. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease and this will have a negative impact on our operating margin.

The proposed budget for India for the upcoming fiscal year includes proposals that, if enacted as proposed, would impose additional taxes on leased real estate. As such, we may determine that it is in our interest to exercise our buy options with respect to certain of our leased properties. In addition, in the future we may determine it advisable to purchase real estate instead of leasing it, which is likely to increase our initial expense in connection with any expansion of our facilities.

SG&A Expenses

Our general and administrative expenses are comprised of expenses relating to salaries of senior management and other support personnel, legal and other professional fees, telecommunications, utilities and other miscellaneous administrative costs. Selling and marketing expenses primarily consist of salaries of sales and marketing personnel, client relationship management, travel and brand building. We expect that sales and marketing expenses will continue to increase as we invest heavily in our front-end sales and client relationship management functions to better serve our clients. We also expect our costs to increase as we continue to strengthen our back-end support and enabling functions and drive additional management development programs and training initiatives. We also expect our accounting, insurance and legal fees to continue to increase as a result of being a public company. SG&A expenses also include non-cash amortization of stock compensation expense related to our issuance of stock options and restricted stock to senior management, members of our board of directors and advisory board, other support personnel and consultants.

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements, and intangible assets. Amortization of intangible assets acquired in the Inductis Acquisition is part of depreciation and amortization. Amortization of deferred stock compensation expenses is not included in depreciation and amortization, but is included as an element of compensation expenses as described above. As we add facilities, including our new 1,200-workstation operations facility in Noida, India, which will become operational in April 2007, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure.

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars and a substantial portion of our total revenues is earned in pound sterling. Accordingly, our results of operations are adversely affected as the pound sterling depreciates against the U.S. dollar. Although substantially all of our revenues are primarily denominated in U.S. dollars (50.1% in the year ended December 31, 2006) or pound sterling (49.6% in the year ended December 31, 2006), most of our expenses (67.8% in the year ended December 31, 2006) are incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The results of our operations are affected as the Indian rupee appreciates or depreciates against the U.S. dollar or the pound sterling.

The exchange rate for the year ended December 31, 2006 was favorable to us over the exchange rate for the year ended December 31, 2005. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Currency Regulation

According to the prevailing foreign exchange regulations in India, an exporter of BPO services which is registered with a software technology park or an export processing zone in India, such as our subsidiaries Exl India and Inductis India Private Limited, which we refer to as Inductis India, is required to realize its export proceeds within a period of 12 months from the date of exports. Similarly, in the event that such exporter has received any advance against exports in foreign exchange from its overseas customers, it will have to render the requisite services so that the advances so received are earned within a period of 12 months. If Exl India or Inductis India did not meet these conditions, it would be required to obtain permission to export foreign currency from the Reserve Bank of India.

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

As a result of the tax holiday, our BPO service operations have been subject to relatively lower tax liabilities. For example, we recognized minimal income tax expense for the year ended December 31, 2006 as a result of the tax holiday, compared to approximately $3.6 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). When our tax holiday expires or terminates, our tax expense will materially increase. While we have incurred losses in the prior periods under applicable Indian tax laws, we have decided not to carry forward these losses.

We recognize deferred tax assets and liabilities for temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

The proposed budget for India for the upcoming fiscal year includes certain proposed modifications of existing tax regulations, which modifications, if enacted as currently proposed, are likely to result in the imposition on us of additional tax obligations beginning in 2007.

The proposed budget also includes proposals, which, if enacted, would subject stock options issued under an employee stock option plan to a fringe benefit tax. If enacted as currently proposed, the fringe benefit tax will be payable on the gain in the fair market value on the exercise date over the exercise price or such options and such fringe benefit tax will be due on options exercised after March 31, 2007. The proposed fringe benefit tax on stock options has the potential to increase our tax costs and/or those of our India-based employees. We are in the process of evaluating the impact of these proposals, which have not been finalized, and have not determined the full extent to which these proposed provisions will affect our results of operations and financial condition.

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among our subsidiaries and us may be considered such transactions. Accordingly, we determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of our tax returns and determine that the transfer price applied was not appropriate, we may incur increased tax liability, including accrued interest and penalties. We are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies. We have received three assessment orders from the Indian tax authorities with respect to their audit of certain of our subsidiaries.

The first assessment order issued by the Indian taxing authorities regarding transfer pricing relates to their audit of EXL India’s 2003-04 tax year. Indian transfer pricing regulations require that any international transaction involving related corporations be at an arms’ length price. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India. Transactions among our subsidiaries and us may be considered such transactions. This assessment demands that EXL India pay additional taxes in the amount of $2.2 million. We have paid approximately $0.7 million to the Indian tax authorities as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities.

The second assessment order issued by the Indian taxing authorities regarding transfer pricing relates to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and demands that EXL India pay additional taxes in the amount of $3.8 million. We have already paid approximately $1.6 million to the Indian tax authorities as a deposit in respect of this assessment.

The third assessment order issued by the Indian taxing authorities, which was issued against EXL Inc., relates to EXL Inc.’s 2003-04 tax year. The assessment order alleges that EXL Inc. has a permanent establishment in India and demands that it pay additional taxes of $3.2 million. Out of the $3.2 million demanded, we have already paid $1.6 million as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities. If EXL Inc. were found to have a permanent establishment in India, it would be required to pay Indian taxes on the income deemed attributed to such permanent establishment not only for the 2003-04 tax year but for subsequent years as well.

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have accordingly not accrued any amount with respect to these matters in our consolidated financial statements. We do not expect any impact from these assessments on our future income tax expense. We are subject to U.S. income taxes on the profits we recognize in the United States. There is a possibility that we might receive similar orders for subsequent years until the common dispute is resolved.

Inductis Acquisition

On July 1, 2006, we completed the Inductis Acquisition. Inductis is a provider of research and analytics services. The Inductis Acquisition has expanded the types and sophistication of the research and analytics services we offer. The total consideration for the Inductis Acquisition, including the assumption of liabilities, earn-out and contingent payments and transaction costs, could be approximately $31.5 million. We paid approximately $12.2 million on the closing date in the form of $3.0 million in cash (including amounts paid for working capital adjustments), the issuance of 1,049,962 shares of our common stock after withholding in respect of taxes and $0.9 million in transaction costs, and paid a $0.4 million bonus in January 2007. We also assumed $4.3 million of Inductis debt, which we repaid in full on September 26, 2006. For the period ended December 31, 2006, Inductis’ profit adjusted earnout revenue (which amount is defined in the Inductis Acquisition agreement to equal either its revenue or a lower amount if certain profit margin targets are not achieved as set forth in the Inductis Acquisition agreement) was equal to $26.6 million dollars. As a result, per the terms of the Inductis Acquisition agreement, we recently issued an additional 257,273 shares of our common stock (worth approximately $5.4 million based on the closing price of our common stock at December 31, 2006) to the former holders of Inductis common stock in satisfaction of some of our earnout payment obligations under that agreement and 19,509 shares of restricted stock previously granted to the former holders of Inductis common stock have been earned based on the achievement of certain performance-based criteria and will vest over a three-year period.

We also agreed to make certain additional earn-out payments to the former holders of Inductis securities based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2007 and certain additional contingent payments in a mix of cash and additional shares of our common stock, the mix of which cannot be determined until the size of the contingent payments, if any, is determined, based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2007. The value of any such contingent payments is expected to range from $0.6 million to $6.5 million.

Critical Accounting Policies

We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain. These policies include revenue recognition, estimating tax liabilities, stock-based compensation, derivative instruments and pension plan liabilities. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecast, and estimates routinely require adjustment.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position and the information presently available to us, we believe we have adequately accrued for probable exposures as of December 31, 2006. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

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

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At December 31, 2006, we performed an analysis of the deferred tax asset valuation allowance on our Indian subsidiaries and concluded that a valuation allowance offsetting the deferred tax assets be recorded, based on our conclusion that it is more likely than not that there will not be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each period. See Note 12, “Income Taxes,” in the notes to our consolidated financial statements for the year ended December 31, 2006.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method of transition with regard to stock-based awards. Before the consummation of our initial public offering, we used a third party valuation firm to perform valuations of the fair value of our securities in connection with certain stock-based equity grants.

Prior to January 1, 2006, we accounted for stock-based payments using APB 25. Under APB 25, compensation expense was generally not recognized when both the exercise price is the same as the market price and the number of shares to be issued is set on the date the employee stock option is granted. We chose to use the intrinsic value method to measure our compensation costs. If we had used the fair value method, we would have recognized additional compensation expense of approximately $0.4 million for the year ended December 31, 2005.

We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SEC Staff Accounting Bulletin 107. In the absence of history of volatility of our stock, we have used the volatility of stocks of comparable companies with options of an estimated life similar to ours. The risk-free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

See Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements for the year ended December 31, 2006 and see Note 13, “Stock Based Compensation,” in the notes to our consolidated financial statements for the year ended December 31, 2006 for significant factors considered in determining the fair value of our stock.

Derivative Instruments

In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under our policies with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is with the pound sterling and the Indian rupee and U.S. dollars and the Indian rupee. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates, and not for speculative trading purposes. We also hedge anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges, under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income (loss) until the contract is settled and at that time are recognized in the consolidated statements of operations. We evaluate hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of operations.

At December 31, 2006, forward exchange contracts of $33.0 million and pound sterling 21.7 million were outstanding. We have evaluated the effectiveness of all our forward exchange contracts. For the year ended December 31, 2006 and 2005, net gains (losses) from ineffective cash flow hedges included in our consolidated statements of income totaled $(1.6 million) and $1.4 million respectively. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in accumulated comprehensive income are reclassified to earnings.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R),” or SFAS 158. SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income. The standard also requires companies to measure the funded status of the plan as of the date of its fiscal year-end. We adopted the recognition and disclosure requirements of SFAS 158 as of December 31, 2006. See Note 10, “Employee Benefit Plans,” in the notes to our consolidated financial statements for the year ended December 31, 2006.

Results of Operations

The following table summarizes our results of operations:

	Year ended December 31,
	2006	2005	2004
	(in millions)
Revenues(1)	$120.2	$73.4	$60.4
Revenues (from related parties)	1.6	0.5	—

Total revenues	121.8	74.0	60.5
Cost of revenues (2)	73.8	47.6	38.7

Gross profit	47.9	26.4	21.8

Operating expenses:
General and administrative expenses(3)	19.2	13.2	11.1
Selling and marketing expenses(3)	4.7	1.7	1.5
Depreciation and amortization(4)	8.9	5.9	3.9

Total operating expenses	32.9	20.8	16.5
Income from operations	15.1	5.6	5.3
Other income (expense):
Foreign exchange gain/(loss)	(0.2)	0.9	0.8
Interest and other income	1.9	0.7	0.3
Interest expense	(0.6)	(0.4)	(0.3)
Interest expense-redeemable preferred stock	—	(0.4)	(0.6)

Income before income taxes	16.1	6.4	5.4
Income tax provision/(benefit)	2.1	0.6	—

Net income	14.1	7.1	5.4
Dividends and accretion on preferred stock	(0.6)	(0.2)	—

Net income to common stockholders	$13.4	$6.8	$5.4

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues.
(2)	Cost of revenues for the years ended December 31, 2006, 2005 and 2004 includes $0.5 million, $0 and $0, respectively, in non-cash amortization of deferred stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients. Cost of revenues excludes depreciation and amortization related to fixed assets.
(3)	SG&A expenses for the years ended December 31, 2006, 2005 and 2004 include $1.5 million, $0.1 million and $0.1 million, respectively, for non-cash amortization of deferred stock compensation expense relating to our issuance of stock options to our non-operations staff.
(4)	Depreciation and amortization for the years ended December 31, 2006, 2005 and 2004 includes $1.2 million, $0 and $0, respectively, in amortization of intangibles.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

As a result of the Inductis Acquisition, our results of operations for year ended December 31, 2006 are not comparable to the year ended December 31, 2005. Our results of operations for the year December 31, 2006 are favorably impacted by an increase in revenues, changes in exchange rates and better capacity utilization over the prior year. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease and this will have a negative impact on our operating margin. Also exchange rates fluctuate we would have a positive or a negative impact on our net income depending on the direction of fluctuations.

Revenues. Revenues increased 64.6% from $74.0 million for the year ended December 31, 2005 (including $3.4 million of reimbursable expenses) to $121.8 million for year ended December 31, 2006 (including $5.0 million of reimbursable expenses). We recognized revenues from 62 clients (including 17 clients acquired in the Inductis Acquisition), including clients for our research and analytics services and our advisory services, during the year ended December 31, 2006 compared to 33 clients during the year ended December 31, 2005. Revenues attributable to 11 new clients added in 2006 (excluding revenue increases attributable to existing clients and revenue increases on account of the Inductis Acquisition) were $5.3 million for the year ended December 31, 2006. Revenues attributable to 17 new clients obtained as a result of the Inductis Acquisition were $13.2 million during the year ended December 31, 2006. Revenues attributable to existing clients were $103.3 million during the year ended December 31, 2006. Revenue increases from existing clients benefited from faster than expected increases in volume from existing clients within existing processes and the addition of significant new processes during the year with existing clients.

Cost of Revenues. Cost of revenues increased 55.0% from $47.6 million for the year ended December 31, 2005 to $73.8 million for the year ended December 31, 2006. Cost of revenues for the year ended December 31, 2006 includes $8.3 million related to the Inductis business which was not included in cost of revenues for the prior year. Salaries and personnel expenses increased from $30.4 million in the year ended December 31, 2005 to $52.0 million in the year ended December 31, 2006 as a result of an increase in headcount from 5,137 employees at December 31, 2005 to approximately 8,200 employees (including 270 employees from Inductis) at December 31, 2006. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs increased from $6.4 million for the year ended December 31, 2005 to $8.9 million for the year ended December 31, 2006, primarily reflecting our increased workforce, increased capacity utilization and the commencement of operations in February 2006 of a new 1,000-seat center in Noida. Cost of revenues includes $0.5 million and $0 for the years ended December 31, 2006 and December 31, 2005, respectively, for amortization of stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues decreased from 64.3% for the year ended December 31, 2005 to 60.6% for the year ended December 31, 2006.

Gross Profit. Gross profit increased 81.4% from $26.4 million for the year ended December 31, 2005 to $47.9 million for the year ended December 31, 2006, including $4.9 million in gross profit for the year ended December 31, 2006 from Inductis. The increase in gross profit is the result of improved capacity utilization in 2006 over 2005 and the impact of exchange rate gain on our profitability. The increase in gross profit does not represent a trend in our results of operations. As a result, gross profit as a percentage of revenues increased from 36% for the year ended December 31, 2005 to 39.3% for the year ended December 31, 2006.

SG&A Expenses. SG&A expenses increased 60.4% from $14.9 million for the year ended December 31, 2005 to $23.9 million for the year ended December 31, 2006. General and administrative expenses increased 45.5% from $13.2 million for the year ended December 31, 2005 to $19.2 million for the year ended December 31, 2006 and selling and marketing expenses increased 300% from $1.7 million for the year ended December 31, 2005 to $4.7 million for the year ended December 31, 2006. These increases were primarily due to the addition of headquarters and sales and marketing staff in the United States, as well as an increase in audit and other professional fees incurred as a result of becoming a public company. The increase in SG&A expenses is also attributed to the addition of $3.4 million in expenses incurred by Inductis. Salary and personnel expenses increased from $8.2 million for the year ended December 31, 2005 to $15.7 million for the year ended December 31, 2006. Salaries and personnel expense included $1.0 million in expenses as a result of the Inductis Acquisition. SG&A expenses include $1.5 million and $0.1 million for the year ended December 31, 2006 and the year ended December 31, 2005, respectively, on account of amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses decreased from 20.1% for the year ended December 31, 2005 to 19.6% for the year ended December 31, 2006. We believe that the decrease in our SG&A as a percentage of revenues is partly a result of the growth in our business without the necessary addition of key operations and support personnel that we require to support our business. We believe that the future addition of these personnel will significantly add to our cost base and expect an increase in SG&A expenses as a percentage of sales in the future as a result.

Depreciation and Amortization. Depreciation and amortization increased 50.8% from $5.9 million for the year ended December 31, 2005 to $8.9 million for the year ended December 31, 2006. The increase was primarily due to a $1.2 million amortization of intangibles acquired from Inductis as well as commencement of operations in February 2006 of the additional 1,000-seat center in Noida referred to above. We are in the process of constructing a new 1,200-workstation operations facility in Noida, which will become operational in April 2007. As we add facilities, we also expect that depreciation expense will increase, reflecting additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations increased 169.6% from $5.6 million for the year ended December 31, 2005 to $15.1 million for the year ended December 31, 2006. Operating margin increased period-to-period due to a significant increase in revenue from our advisory services partly caused by seasonal factors, a higher than expected increase in revenue growth, the inclusion of Inductis in our revenues, favorable exchange rate, better capacity utilization rate, and a savings in employee costs due to the delayed hiring of professionals in support function in the 2006 period over the 2005 period. As a percentage of revenues, income from operations increased from 7.6% for the year ended December 31, 2005 to 12.4% for the year ended December 31, 2006. The increase in operating margin is also partially a result of a reduction in bonus of approximately $0.6 million within our research and analytics business for select senior personnel in order to achieve specified targets required for payment of the earnout under the Inductis Acquisition agreement. We believe that these reductions are non-recurring in nature and had the bonus reductions not been made, $0.6 million would have reduced our income from operations. The significant increase in income from operations does not represent a trend in our results of operations and we expect a decrease in our operating margin in 2007 as compared to previous quarters as we make key investments in our infrastructure and support functions.

Other Income (Expense). Other income is comprised of foreign exchange gains and losses, interest income and expense and interest expense on redeemable preferred stock. Other income (expense) increased from income of $0.8 million for the year ended December 31, 2005 to an income of $1.0 million for the year ended December 31, 2006 as a result of interest income on the net proceeds from our initial public offering. This was partly offset by foreign exchange losses. Foreign exchange showed a gain of $0.9 million for the year ended December 31, 2005 compared to a loss of $0.3 million for the year ended December 31, 2006. Interest and other income and interest expense for the two periods reflected the reclassification of our preferred stock from debt to equity on August 16, 2005 as a result of our adopting SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities,” or SFAS No. 150, on July 1, 2003. See Note 8, “Redeemable Preferred Stock,” in the notes to our consolidated financial statements for the year ended December 31, 2006.

Provision for Income Taxes. Provision for income taxes increased from a benefit of $0.6 million for the year ended December 31, 2005 to an expense of $2.1 million for the year ended December 31, 2006. The increase is primarily because of an increase in current taxes by $3.4 million. This was partly offset by the recognition of a deferred tax asset of $2.6 million in 2006 compared to $1.9 million in 2005. The primary reason for this change is a decrease in valuation allowance of $1.7 million for the year ended December 31, 2005. See Note 12, “Income Taxes,” in the notes to our consolidated financial statements for the year ended December 31, 2006.

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock were $0.6 million for the year ended December 31, 2006 compared to $0.2 million for the year ended December 31, 2005, reflecting the reclassification of our preferred stock in August 2005. The preferred stock was classified as a liability until August 16, 2005 and was reflected as equity thereafter in the comparable prior period. See Note 8, “Redeemable Preferred Stock,” in the notes to our consolidated financial statements for the year ended December 31, 2006.

Net Income to Common Stockholders. Net income to common stockholders increased 97.1% from $6.8 million for the year ended December 31, 2005 to $13.4 million for the year ended December 31, 2006. Net income margin increased period-to-period due to the increase in our revenue growth, favorable exchange rates and better capacity utilization. The significant increase in net income to common stockholders does not represent a trend in our results of operations and will vary as we build capacity for future ramps ups and exchange rates change. As a percentage of revenues, net income increased from 9.2% for the year ended December 31, 2005 to 11.0% for the year ended December 31, 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Revenues increased 22.3% from $60.5 million for the year ended December 31, 2004 (including $4.2 million of reimbursable expenses) to $74.0 million for the year ended December 31, 2005 (including $3.4 million of reimbursable expenses). The increase was the result of an increase in clients in for the year ended December 31, 2005 and the growth in that period of our advisory services. We added 17 new clients for our services, including advisory services, during the year ended December 31, 2005 compared to ten new clients during for the year ended December 31, 2004. Revenues attributable to new clients (excluding revenue increases attributable to existing clients) were $5.4 million for the year ended December 31, 2005 accounting for 7.3% of revenues.

Cost of Revenues. Cost of revenues increased 23.0% from $38.7 million for the year ended December 31, 2004 (including $4.2 million of reimbursable expenses) to $47.6 million for the year ended December 31, 2005 (including $3.4 million of reimbursable expenses). Salaries and personnel expenses increased from $23.1 million for the year ended December 31, 2004 to $30.4 million for the year ended December 31, 2005 as a result of an increase in operating staff from 4,788 at December 31, 2004 to 5,137 at December 31, 2005. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs increased from $5.5 million for the year ended December 31, 2004 to $6.4 million for the year ended December 31, 2005 primarily as a result of our increased workforce. Our technology and telecommunications operating costs remained flat at $6.1 million. As a percentage of revenues, cost of revenues was also flat at approximately 64.0% during the years ended December 31, 2004 and 2005.

Gross Profit. Gross profit increased 21.1% from $21.8 million for the year ended December 31, 2004 to $26.4 million for the year ended December 31, 2005. As a percentage of revenues, gross profit decreased from 36.0% for the year ended December 31, 2004 to 35.7% for the year ended December 31, 2005.

SG&A Expenses. SG&A expenses increased 18.3% from $12.6 million for the year ended December 31, 2004 to $14.9 million for the year ended December 31, 2005. General and administrative expenses increased 18.9% from $11.1 million for the year ended December 31, 2004 to $13.2 million for the year ended December 31, 2005 and selling and marketing expenses increased 13.3% from $1.5 million for the year ended December 31, 2004 to $1.7 million for the year ended December 31, 2005. Salary and personnel expenses increased from $7.5 million for the year ended December 31, 2004 to $8.2 million for the year ended December 31, 2005 as a result of adding staff in the United States and India. Marketing and business promotion expenses increased from $1.5 million for the year ended December 31, 2004 to $1.7 million for the year ended December 31, 2005, reflecting not only the additional staff referred to above, but also a general increase in marketing activities. SG&A expenses declined as a percentage of revenues from 20.8% for the year ended December 31, 2004 to 20.1% for the year ended December 31, 2005.

Depreciation and Amortization. Depreciation and amortization increased from $3.9 million for the year ended December 31, 2004 to $5.9 million for the year ended December 31, 2005, primarily reflecting the investment in equipment and hardware in our operation centers in India necessary to meet service requirements.

Income From Operations. Income from operations increased 5.7% from $5.3 million for the year ended December 31, 2004 to $5.6 million for the year ended December 31, 2005. The increase in operating margin was primarily due to an increase in our revenues recognized from providing services to our clients, partially offset by an increase in our expenses to meet the requirements of servicing our customers.

Other Income/(Expenses). Other income increased significantly from $0.1 million for the year ended December 31, 2004 to $0.8 million for the year ended December 31, 2005. Foreign exchange gain increased a net $0.1 million from $0.8 million for the year ended December 31, 2004 to $0.9 million for the year ended December 31, 2005, primarily as a result of recording a gain of approximately $1.4 million relating to ineffective cash flow hedges in the year ended December 31, 2005 offset by foreign exchange losses relating to the recording of effective cash flow hedges as well as losses on revaluation of our monetary assets and liabilities denominated in currencies other than their functional currencies. Interest and other income and interest expense resulted in an expense of $0.1 million for the year ended December 31, 2004 and income of $0.3 million for the year ended December 31, 2005. Interest expense on preferred stock decreased from $0.6 million for the year ended December 31, 2004 to $0.4 million for the year ended December 31, 2005 as a result of the reclassification during 2005 of our preferred stock to equity, which generated dividend expense in lieu of interest expense.

Provision for Income Taxes. Provision for income taxes was a benefit for the year ended December 31, 2005 of $0.6 million as a result of a reversal of the deferred tax asset valuation of $0.9 million at December 31, 2005, partly offset by an increase in state taxes of $0.3 million. At December 31, 2005, we performed an analysis of the deferred tax asset valuation allowance and concluded that a valuation allowance offsetting the deferred tax assets not be recorded at December 31, 2005, based on our conclusion that it is more likely than not that there will be future taxable income to realize the deferred tax assets. See Note 10, “Income Taxes,” in the notes to our consolidated financial statements for the year ended December 31, 2005. The 2004 provision includes $0.1 million related to U.S. federal alternative minimum taxes and taxes on non-exempt income in India offset by $0.1 million of deferred tax benefits which we believe will more likely than not be realized.

Dividends and Accretion on Preferred Stock. Dividend and accretion on preferred stock was $0.2 million for the year ended December 31, 2005, reflecting the reclassification of our preferred stock as described above. See Note 6, “Redeemable Preferred Stock,” in the notes to our consolidated financial statements for the year ended December 31, 2005.

Net Income to Common Stockholders. Net income to common stockholders increased 25.9% from $5.4 million in 2004 to $6.8 million for 2005.

Liquidity and Capital Resources

At December 31, 2006, we had $85.4 million in cash and cash equivalents on hand.

On October 25, 2006, we consummated an initial public offering of our shares of common stock. In the offering, we issued and sold 5,750,000 shares of our common stock at an initial offering price of $13.50 per share, resulting in gross proceeds of $77.6 million and net proceeds of $69.8 million to us after deducting underwriting discounts and commissions of $5.4 million and related offering expenses of $2.4 million. We used $6.7 million of the net proceeds from the initial public offering to repurchase all of our outstanding shares of Series A Preferred Stock and $5.8 million to repay all outstanding senior promissory notes payable to certain of our stockholders.

Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by operations similarly. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. In the year ended December 31, 2006, cash flows from operating activities slightly increased to $20.0 million compared to $13.1 million for the year ended December 31, 2005. This increase is predominantly due to the increase in profits and a decrease in accounts payable and accrued expenses due to timing of payments to our vendors. This was offset by increase in prepaid assets. Net income increased in the year ended December 31, 2006 by $7.0 million compared to the year ended December 31, 2005 due to continued growth in our business.

Cash used in investing activities has been mainly for the purchase of Inductis and fixed assets. Cash used in investing activities increased to $12.0 million in the year ended December 31, 2006 from $7.1 million in the year ended December 31, 2005. The increase is a result of the purchase consideration paid for the Inductis Acquisition and for the purchase of fixed assets for the new operations center in Noida, which has a capacity of approximately 1,000 seats. We had no new facilities become operational in 2005 and thus incurred less leasehold improvements and other facility expenditures in that period.

Cash used in financing activities increased from outflow of $0.01 million during the year ended December 31, 2005 to an inflow of $52.7 million during the year ended December 31, 2006. This was a result of the receipt of $69.8 million in net proceeds from our initial public offering. This was partly offset by the repayment of all of our outstanding preferred stock, the repayment of all of our outstanding promissory notes to stockholders and the repayment of $4.3 million of debt assumed in the Inductis Acquisition. The increase was also due to an increase in capital lease principal payments. This was partly offset by money received from employees on exercise of options.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we have made significant capital investments, primarily related to new facilities. Capital expenditures we make to meet client needs represent primarily leasehold improvements to buildout facilities, telecommunications equipment, and computer hardware and software we purchase in connection with managing client operations. We incurred $10.4 million of capital expenditures in 2006. We expect to incur approximately $11 million to $14.5 million of capital expenditures in 2007. We expect capital expenditures in 2007 will be used primarily to meet the growth requirements of our clients, including expanding our facilities, as well as to improve our internal technology. We are in the process of establishing a new 1,200-workstation operations facility in Noida, India, which will become operational in April 2007, at a total estimated cost of approximately $8.0 million. We have exercised our buy-out option under the lease for one of our operation centers in Pune, India, for a total cost, including fit-out, of $3.6 million.

In addition, we are contractually committed to one of our clients to establish and maintain a viable offshore BPO operation outside of India by September 2008, either on our own or through a relationship (such as a joint venture, partnership or alliance) with other parties where we maintain at least 26% of the controlling interest. This new facility must be capable of providing the services currently being performed for that client in India at a comparable cost to us and must be comparable in size to the existing facility from which the client services are being provided. We are presently evaluating a few specific locations for this facility. We anticipate that we will utilize cash flow from operating activities to finance the capital expenditures related to this facility.

We currently have no other individually large outstanding commitments for capital expenditures. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts. Therefore, we cannot reasonably predict our capital expenditures beyond 2007.

In addition, in connection with the assessment order issued against EXL India by the Indian tax authorities with regard to EXL India’s 2004-05 tax year, we have made an additional deposit of approximately $1.6 million with regard to this assessment and may be required to make additional deposits in the near future pursuant to these assessments or future related assessments.

On July 1, 2006, we completed the Inductis Acquisition. The total consideration for the Inductis Acquisition, including the assumption of liabilities, earnout and contingent payments, transaction costs and working capital adjustment, could be approximately $31.5 million. We paid approximately $12.2 million at the closing of the Inductis Acquisition in the form of $3.0 million in cash, the issuance of 1,049,962 shares of common stock after withholding in respect of taxes, $0.9 million in transaction costs and an approximately $0.6 million working capital adjustment payment based on the net working capital of Inductis and its subsidiaries. We also paid a $0.4 million bonus in January 2007. We also assumed $4.3 million of Inductis debt, which we repaid in full on September 26, 2006.

For the period ended December 31, 2006, Inductis’ profit adjusted earnout revenue (which amount is defined in the Inductis Acquisition agreement to equal either its revenue or a lower amount if certain profit margin targets are not achieved as set forth in the Inductis Acquisition agreement) was equal to $26.6 million dollars. As a result, per the terms of the Inductis Acquisition agreement, we recently issued an additional 257,273 shares of our common stock (worth approximately $5.4 million based on the closing price of our common stock at December 31, 2006) to the former holders of Inductis common stock in satisfaction of some of our earnout payment obligations under that agreement and 19,509 shares of restricted stock previously granted to the former holders of Inductis common stock have been earned based on the achievement of certain performance-based criteria and will vest over a three-year period.

If Inductis’ profit adjusted earnout revenue is equal to or exceeds $35.0 million during fiscal year 2007, the former holders of Inductis common stock and restricted stock will be entitled to receive an aggregate of 389,382 shares of our common stock and if its profit adjusted earnout revenue is between $31.5 million and $35.0 million during fiscal year 2007, the former holders of Inductis common stock and restricted stock will be entitled to receive a number of shares of our common stock ranging from 128,668 shares of our common stock to but not including, 389,382 shares of our common stock, with the actual number determined pursuant to a formula set forth in the Inductis Acquisition agreement. If Inductis’ profit adjusted earnout revenue is less than $31.5 million during fiscal year 2007, the former holders of Inductis common stock and restricted stock will receive no shares of common stock with respect to fiscal year 2007.

In addition, if Inductis’ profit adjusted earnout revenue does not equal or exceed $28.0 million in fiscal year 2006 and its profit adjusted earnout revenue for fiscal year 2007 exceeds $35.0 million, then the amount by which its profit adjusted earnout revenue in fiscal year 2007 exceeds $35.0 million will be added to its profit adjusted earnout revenue for fiscal year 2006, the earnout calculation for such year will be recalculated and any additional shares issuable to the former holders of Inductis common stock and restricted stock pursuant to such recalculation will be issued.

Under no circumstances will more than an aggregate of 778,764 shares of our common stock be issued to the former holders of Inductis common stock and restricted stock under these earnout provisions.

We also need to make certain additional contingent payments in a mix of cash and additional shares of our common stock, the mix of which cannot be determined until the size of the contingent payments, if any, is determined, based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2007. The value of all such contingent payments is expected to range from $0.6 million to $6.5 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2006 and December 31, 2005, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2006:

	Payments Due by Period (in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital leases	$0.2	$0.3	$—	$—	$0.5
Operating leases	1.4	1.6	—	—	3.0
Purchase obligations	3.3	—	—	—	3.3

Total contractual cash obligations	$4.9	$1.9	$—	$—	$6.8

We have entered into an Insurance Services Framework Agreement and related Virtual Shareholders’ Agreement with Norwich Union pursuant to which we have granted Norwich Union the option from January 2008 through February 2011 to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, upon the payment of an amount that will approximate the net asset value of that facility on the date of transfer. Norwich Union has recently exercised its option to assume the operations of the facilities of one of its third party vendor-contractors and has publicly announced its intention to start exercising its option to assume the operations of the facilities of certain of its other third party vendor-contractors, including one of our facilities in Pune. The exercise of this option would result in both a loss of revenues and the loss of all of our employees who are at that time working under that contract. We expect that any decline in revenues that we would experience when Norwich Union exercises this option would be partially offset by a decrease in expenses associated with the operation of the Pune facilities. See “Risk Factors—Risks Related To Our Business—Our agreements with our largest client give it the option to assume the operations of one of our facilities, and the exercise of that option could have an adverse effect on our business, results of operations and financial condition.”

EXL India, Inductis India and Noida Customer Operations Private Limited, which we refer to as NCOP, have been established as “Export-Oriented Undertaking” enterprises under the Export Import Policy, a policy formulated by the Government of India that has provided us with certain incentives on the import of capital goods. Under this policy, EXL India, Inductis India and NCOP must achieve certain export ratios and realize revenues attributable to exports of $244.5 million, $21.8 million and $43.4 million, respectively, over a period of five years. As of December 31, 2006, EXL India, Inductis India and NCOP had achieved export revenues of $101.0 million, $4.3 million and $26.6 million, respectively. We are required to have export revenues of $164 million during the period from 2007 to 2011. In the event that EXL India, Inductis India and NCOP are unable to meet these requirements over the specified period, we may be required to refund these incentives along with penalties and fines. However, management believes that EXL India and NCOP will achieve these export levels within the required timeframe as EXL India, Inductis India and NCOP have consistently generated the required levels of export revenues. Under the policy, EXL India, Inductis India and NCOP were entitled to import capital goods with a value of $31.1 million, $3.1 million and $8.0 million, respectively, free of any import duties. We have not utilized $30.5 million of the duty-free imports allowance of which $9.7 million is due to expire in 2008, $17.8 million is due to expire in 2010 and $3.0 million is due to expire in 2011.

In connection with the Inductis Acquisition, we also agreed to make certain earnout payments to the former holders of Inductis securities, payable in an amount of additional shares of our common stock not exceeding an aggregate of 778,764 shares of our common stock, based on whether the operations of the historic Inductis business satisfy certain agreed-upon financial performance goals in 2006 and 2007. As per the terms of the Inductis Acquisition agreement, we recently issued 257,273 shares of stock to former holders of Inductis common stock. The fair value of these shares has been recorded as goodwill as part of the purchase accounting done pursuant to EITF 95-8. We also agreed to make certain additional earn-out payments to the former holders of Inductis securities based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2007 and certain additional contingent payments in a mix of cash and additional shares of our common stock, the mix of which cannot be determined until the size of the contingent payments, if any, is determined, based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2007. The value of any such contingent payments is expected to range from $0.6 million to $6.5 million.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment to FASB Statement No. 140,” or SFAS No. 156, SFAS No. 156 clarifies the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 is effective in fiscal years beginning after September 15, 2006. We do not believe the adoption of SFAS No. 156 will have a material impact on our consolidated financial position, results of operation or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies. ” FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopted FIN 48 with regard to our current India tax assessments pending against certain of our subsidiaries. We are also currently evaluating the impact of adopting FIN 48 on our consolidated financial position, results of operation and cash flows. However, based on our initial assessment we believe that FIN 48 will not have a material impact on the financial position, results of operation or cash flows of these subsidiaries.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 requires that public companies utilize a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, which requires that the funded status of defined benefit postretirement plans be recognized on our balance sheet and changes in the funded status be reflected in our comprehensive income. The standard also requires companies to measure the funded status of such plans as of the date of its fiscal year-end. We adopted the recognition and disclosure requirements of SFAS 158 as of December 31, 2006.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value. This Statement is expected to expand the use of fair value measurement in the preparation of the financial statements. However this Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement is effective as of the beginning of financial year January 1, 2008. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial position, results of operations or cash flows.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in the BPO industry and the effect of wage increases in India on our ability to compete;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the pound sterling, the U.S. dollars and the Indian rupee;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in India;

•	worldwide political, economic and business conditions; and

•	our ability to successfully consummate or integrate strategic acquisitions, including the Inductis Acquisition.

These and other factors are more fully discussed elsewhere in this Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report of Form 10-K.

You should keep in mind that any forward-looking statement made by us in this Annual Report on Form 10-K, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward-looking statements in this Annual Report on Form 10-K after the date of this Annual Report on Form 10-K, except as required by federal securities laws.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our exposure to market risk is a function of our expenses and revenue generating activities in foreign currencies. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss. Most of our exposure to market risk arises out of our foreign currency accounts receivable. Pursuant to our investment policy, our surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper and money market accounts to reduce our exposure to market risk with regard to these funds.

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

Components of Market Risk

Exchange Rate Risk. The functional currency of ExlService Holdings, and our subsidiaries Exl Inc., Inductis LLC and Inductis Inc., is the U.S. dollar. The functional currency of our Indian subsidiaries—Exl India,

NCOP, Inductis India and Exl Support Service Private Limited—is the Indian rupee. The functional currency of our United Kingdom subsidiary—ExlService (U.K.) Limited—is the pound sterling. The functional currency of Inductis (Singapore) Pte Limited is the Singapore dollar. In each case, the functional currency is the currency of the primary economic environment in which that entity operates. Monetary assets and liabilities in foreign currencies are translated into functional currency at the rate of exchange prevailing on the related balance sheet dates. Transactions in foreign currencies are translated into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction-related foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations. The assets and liabilities of subsidiaries are translated into U.S. dollars at the rate of exchange prevailing on the related balance sheet date. Revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the period. Resulting translation adjustments are included in the “accumulated other comprehensive income (loss)” balance sheet line item.

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are primarily denominated in U.S. dollars (50.1% in the year ended December 31, 2006) or pound sterling (49.6% in the year ended December 31, 2006), most of our expenses (67.8% in the year ended December 31, 2006) are incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, receivables and payables. Based upon our level of operations during the year ended December 31, 2006 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the pound sterling against the U.S. dollar would have increased/decreased revenues in the year ended December 31, 2006 by approximately $2.5 million. Similarly, a 5.0% depreciation in the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in the year ended December 31, 2006 by approximately $3.5 million. Conversely, a 5.0% appreciation in the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in Indian rupees during the year ended December 31, 2006 by approximately $3.9 million.

We have sought to reduce the effect of Indian rupee-U.S. dollar exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a portion of outstanding accounts receivable designated in foreign currencies. Forward exchange contracts with a notional amount of $44.5 million and pound sterling 8.2 million were outstanding at December 31, 2005 and of $33 million and pound sterling 21.7 million were outstanding at December 31, 2006. The forward foreign exchange contracts typically mature within nine months, must be settled on the day of maturity and may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as economic hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee-U.S. dollar foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

Interest Rate Sensitivity. We had cash, cash equivalents and restricted cash totaling $86.5 million at December 31, 2006. These amounts were invested primarily in a short-term investment portfolio primarily comprised of investment grade commercial paper. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1% decrease in short term rates would reduce our interest income for the year ended December 31, 2006 by approximately $0.3 million.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits and Financial Statement Schedules.”

ITEM 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of December 31, 2006, to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, to allow timely decisions regarding disclosure. We have identified specific instances where our disclosure controls and procedures in the accounting and financial reporting areas were not effective. In these instances, the results of our evaluation indicate that our disclosure controls and procedures were adversely impacted by a number of events that occurred in the third and fourth quarters of 2006, some of which are one-time events which are not expected to recur, including (i) significant employee turnover in our accounting and financial reporting departments during the fourth quarter of 2006, (ii) the departure of our full-time Chief Financial Officer during the third quarter of 2006, (iii) insufficient staffing levels and capabilities in the accounting and financial reporting departments during the fourth quarter of 2006, (iv) the complexity of our new financial reporting requirements, and (v) the complexity of the continued integration of the financial reporting processes of Inductis with those of our historic service units.

We have undertaken the following action plan to address and remediate the issues identified in our disclosure controls and procedures: (i) we hired a new Corporate Controller on December 11, 2006, (ii) we hired a Chief Financial Officer-designate on February 28, 2007, (iii) management has committed to the hiring of additional positions in the accounting and financial reporting departments and recruiting for these positions as well as other open positions in these departments is ongoing, (iv) our Chief Financial Officer-designate has commenced a review of all financial reporting processes, practices and policies for the purpose of implementing changes to strengthen the effectiveness of the financial reporting process, and (v) management has commenced a review of our organizational and compensation structures in order to better attract and retain the necessary capabilities in the accounting and financial reporting departments.

We expect that these measures and new hires will enable us to address and remediate the specific instances where our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the acquisition of Inductis, we have initiated steps designed to integrate and align the revenue recognition and receivables management policies and processes of Inductis with those used by our historic service units. These steps are intended to strengthen these policies and procedures.

ITEM 9B.	Other Information.

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant.

Code of Ethics.

We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of conduct and ethics can be found posted in the investor relations section on our website at www.exlservice.com.

We incorporate by reference the information responsive to this Item appearing in the definitive proxy statement for our 2007 Annual Meeting of Stockholders, which we refer to as our Proxy Statement, which we intend to file with the SEC within 120 days after the fiscal year end of December 31, 2006.

ITEM 11.	Executive Compensation.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services.

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements.

The consolidated financial statements are listed under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

Financial statement schedules as of December 31, 2005 and 2006, and for each of the three years in the period ended December 31, 2006, have been omitted since they are either not required, not applicable or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

3.	Exhibits.

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference.

(b)	Exhibits—see Item 15(a)(3) above.

(c)	Financial Statement Schedules—see Item 15(a)(2) above.

The following exhibits are being filed as part of this Annual Report on Form 10-K:

2.1	Agreement and Plan of Merger amongst ExlService Holdings, Inc., ExlService Merger Sub Inc., Inductis, Inc., Sandeep Tyagi and certain major stockholders of Inductis, dated June 30, 2006 (Incorporated by reference to Exhibit 2.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 25, 2006).

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1	Umbrella Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (Incorporated by reference to Exhibit 10.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.2	Insurance Services Framework Agreement, dated as of July 29, 2004, by and between Norwich Union Customer Services (Singapore) Private Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.2 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.3	Insurance Services Framework Agreement (ISFA), dated as of August 26, 2004, by and between Norwich Union Customer Services (Singapore) Private Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.4	Data Protection Agreement, dated as of July 29, 2004 by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, ExlService Holdings, Inc. and ExlService.com (India) Private Limited. (Incorporated by reference to Exhibit 10.4 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Data Protection Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.5 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.6	Virtual Shareholders’ Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.6 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.7	Confidentiality Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.7 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.8	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Insurance Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.8 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.9	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Life Holdings Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.9 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.10	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank. (Incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.11	Employment Contract, effective June 1, 2005, by and between ExlService Inc. and Katy Murray. (Incorporated by reference to Exhibit 10.13 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.12	Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc., ExlService.com, Inc., ExlService.com (India) Private Limited and Vikram Talwar. (Incorporated by reference to Exhibit 10.14 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc., ExlService.com, Inc., ExlService.com (India) Private Limited and Rohit Kapoor. (Incorporated by reference to Exhibit 10.15 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	ExlService Holdings, Inc. 2003 India Stock Option Plan. (Incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	Non-Qualified Stock Option Agreement between Shiv Kumar and the Company. (Incorporated by reference to Exhibit 10.17 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	ExlService Holdings, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	Non-Qualified Stock Option Agreement between Katy Murray and the Company. (Incorporated by reference to Exhibit 10.19 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	ExlService Holdings, Inc. 2006 Omnibus Plan. (Incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	ExlService Holdings, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Stock Purchase Agreement, by and between ExlService Holdings, Inc. and NUI Investments Limited, dated July 22, 2004. (Incorporated by reference to Exhibit 10.24 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	Stock Purchase Agreement, dated as of November 14, 2002, by and among Oak Hill Capital Partners, L.P., Financial Technology Venture (Q), L.P., Oak Hill Capital Management Partners, L.P., ExlService Holdings, Inc. and Conseco Inc. (Incorporated by reference to Exhibit 10.25 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Supplemental Stockholders Agreement, dated as of December 3, 2004, by and among ExlService Holdings, Inc., TCV V, L.P. and TCV V Member Fund, L.P. (Incorporated by reference to Exhibit 10.26 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Employment Contract, dated January 22, 2004, by and between ExlService.com, Inc. and Shiv Kumar. (Incorporated by reference to Exhibit 10.27 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Restricted Stock Purchase Agreement, dated as of November 14, 2002, by and between ExlService Holdings, Inc. and Vikram Talwar. (Incorporated by reference to Exhibit 10.28 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Restricted Stock Purchase Agreement, dated as of November 14, 2002, by and between ExlService Holdings, Inc. and Rohit Kapoor. (Incorporated by reference to Exhibit 10.29 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Form of Company Holder Agreement dated June 30, 2006. (Incorporated by reference to Exhibit 10.30 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.29	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.30	Form of Stock Option Agreement under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.31	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.32	Letter Agreement with the Company and an executive officer, dated July 27, 2006. (Incorporated by reference to Exhibit 10.34 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.33	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005. (Incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.34	Agreement dated July 17, 2006 among Norwich Union Customer Services (Singapore) PTE Ltd., ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.36 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.35	Amended and Restated Non-Qualified Stock Option Agreement between Amit Shashank and the Company dated June 7, 2004. (Incorporated by reference to Exhibit 10.37 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.36	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.37	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.38	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.39	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006. (Incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.40	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006. (Incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.41	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.42	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.43	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.44	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.45	Stock Repurchase Agreement, dated October 25, 2006, by and among ExlService Holdings, Inc. and the stockholders party thereto. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.46	Underwriting Agreement, dated October 19, 2006 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.47	Employee Offer Letter, dated February 22, 2007, between ExlService Holdings, Inc. and Matthew Appel (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 28, 2007).

10.48	Letter dated as of February 26, 2007, between Aviva Global Services Singapore Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited.

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 30, 2007	EXLSERVICE HOLDINGS, INC.

	By:	/S/ ROHIT KAPOOR
Rohit Kapoor President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VIKRAM TALWAR Vikram Talwar	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/S/ ROHIT KAPOOR Rohit Kapoor	Chief Financial Officer, President and Director (Principal Financial and Accounting Officer)	March 30, 2007

/S/ STEVEN B. GRUBER Steven B. Gruber	Chairman of the Board	March 30, 2007

/S/ EDWARD V. DARDANI Edward V. Dardani	Director	March 30, 2007

/S/ DAVID B. KELSO David B. Kelso	Director	March 30, 2007

Dr. Mohanbir Sawhney	Director

/S/ GAREN K. STAGLIN Garen K. Staglin	Director	March 30, 2007

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger amongst ExlService Holdings, Inc., ExlService Merger Sub Inc., Inductis, Inc., Sandeep Tyagi and certain major stockholders of Inductis, dated June 30, 2006 (Incorporated by reference to Exhibit 2.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 25, 2006).

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1	Umbrella Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (Incorporated by reference to Exhibit 10.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.2	Insurance Services Framework Agreement, dated as of July 29, 2004, by and between Norwich Union Customer Services (Singapore) Private Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.2 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.3	Insurance Services Framework Agreement (ISFA), dated as of August 26, 2004, by and between Norwich Union Customer Services (Singapore) Private Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.4	Data Protection Agreement, dated as of July 29, 2004 by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, ExlService Holdings, Inc. and ExlService.com (India) Private Limited. (Incorporated by reference to Exhibit 10.4 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Data Protection Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.5 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.6	Virtual Shareholders’ Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.6 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.7	Confidentiality Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.7 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.8	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Insurance Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.8 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.9	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Life Holdings Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.9 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.10	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank. (Incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.11	Employment Contract, effective June 1, 2005, by and between ExlService Inc. and Katy Murray. (Incorporated by reference to Exhibit 10.13 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.12	Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc., ExlService.com, Inc., ExlService.com (India) Private Limited and Vikram Talwar. (Incorporated by reference to Exhibit 10.14 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc., ExlService.com, Inc., ExlService.com (India) Private Limited and Rohit Kapoor. (Incorporated by reference to Exhibit 10.15 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	ExlService Holdings, Inc. 2003 India Stock Option Plan. (Incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	Non-Qualified Stock Option Agreement between Shiv Kumar and the Company. (Incorporated by reference to Exhibit 10.17 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	ExlService Holdings, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	Non-Qualified Stock Option Agreement between Katy Murray and the Company. (Incorporated by reference to Exhibit 10.19 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	ExlService Holdings, Inc. 2006 Omnibus Plan. (Incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	ExlService Holdings, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Stock Purchase Agreement, by and between ExlService Holdings, Inc. and NUI Investments Limited, dated July 22, 2004. (Incorporated by reference to Exhibit 10.24 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	Stock Purchase Agreement, dated as of November 14, 2002, by and among Oak Hill Capital Partners, L.P., Financial Technology Venture (Q), L.P., Oak Hill Capital Management Partners, L.P., ExlService Holdings, Inc. and Conseco Inc. (Incorporated by reference to Exhibit 10.25 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Supplemental Stockholders Agreement, dated as of December 3, 2004, by and among ExlService Holdings, Inc., TCV V, L.P. and TCV V Member Fund, L.P. (Incorporated by reference to Exhibit 10.26 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Employment Contract, dated January 22, 2004, by and between ExlService.com, Inc. and Shiv Kumar. (Incorporated by reference to Exhibit 10.27 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Restricted Stock Purchase Agreement, dated as of November 14, 2002, by and between ExlService Holdings, Inc. and Vikram Talwar. (Incorporated by reference to Exhibit 10.28 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Restricted Stock Purchase Agreement, dated as of November 14, 2002, by and between ExlService Holdings, Inc. and Rohit Kapoor. (Incorporated by reference to Exhibit 10.29 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Form of Company Holder Agreement dated June 30, 2006. (Incorporated by reference to Exhibit 10.30 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.29	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.30	Form of Stock Option Agreement under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.31	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.32	Letter Agreement with the Company and an executive officer, dated July 27, 2006. (Incorporated by reference to Exhibit 10.34 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.33	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005. (Incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.34	Agreement dated July 17, 2006 among Norwich Union Customer Services (Singapore) PTE Ltd., ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.36 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.35	Amended and Restated Non-Qualified Stock Option Agreement between Amit Shashank and the Company dated June 7, 2004. (Incorporated by reference to Exhibit 10.37 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.36	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.37	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.38	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.39	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006. (Incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.40	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006. (Incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.41	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.42	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.43	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.44	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.45	Stock Repurchase Agreement, dated October 25, 2006, by and among ExlService Holdings, Inc. and the stockholders party thereto. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.46	Underwriting Agreement, dated October 19, 2006 (Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.47	Employee Offer Letter, dated February 22, 2007, between ExlService Holdings, Inc. and Matthew Appel (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 28, 2007).

10.48	Letter dated as of February 26, 2007, between Aviva Global Services Singapore Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited.

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

ExlService Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExlService Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 13 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments using the modified prospective transition method. Also, as discussed in Notes 2 and 10 to the Consolidated Financial Statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ Ernst & Young LLP

New York, New York

March 27, 2007

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$85,366,103	$24,240,632
Restricted cash	1,093,277	767,318
Accounts receivable, net of allowance for doubtful accounts of $100,828 in 2006 and $0 in 2005	26,801,058	14,612,922
Accounts receivable from related party	254,803	149,409
Employee receivables	638,589	381,604
Prepaid expenses	1,673,721	1,037,839
Deferred tax assets	3,570,990	1,165,000
Other current assets	3,321,992	959,088

Total current assets	122,720,533	43,313,812
Fixed assets, net	21,545,324	16,206,665
Intangibles, net of amortization	1,970,000	—
Goodwill	16,651,462	—
Restricted cash	302,160	210,521
Deferred tax assets	818,219	871,327
Other assets	1,601,244	1,973,986

Total assets	$165,608,942	$62,576,311

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,161,942	$1,391,775
Deferred revenue	6,376,725	7,608,889
Accrued employee cost	10,251,197	3,006,238
Other accrued expenses and current liabilities	14,336,829	6,319,374
Income taxes payable	2,705,326	777,643
Current portion of capital lease obligation	165,995	215,150
Deferred tax liabilities	700,901	—

Total current liabilities	37,698,915	19,319,069

Senior long-term debt	—	5,583,499
Capital lease obligations, less current portion	227,651	256,300
Deferred tax liabilities	146,200	—
Other non current liabilities	339,715	402,476

Total liabilities	38,412,481	25,561,344
Preferred stock, $0.001 par value; 750,000 shares authorized: 45,833 designated as redeemable shares; 45,304 issued and outstanding, (liquidation preference $6,183,584) at December 31, 2005	—	6,071,084
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,262,289 shares issued and outstanding as of December 31, 2006 and 21,330,514 shares issued and outstanding as of December 31, 2005	28,263	10,665
Additional paid-in capital	98,429,374	17,102,069
Deferred stock based compensation	—	(200,188)
Retained earnings	28,664,647	15,235,424
Accumulated other comprehensive income (loss)	109,693	(1,189,628)

	127,231,977	30,958,342
Less: 149,138 shares as at December 31, 2006 and 122,828 shares as at December 31, 2005, held in treasury, at cost	(35,516)	(14,459)

Total stockholders’ equity	127,196,461	30,943,883

Total liabilities and stockholders’ equity	$165,608,942	$62,576,311

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2006	2005	2004
Revenues	$120,153,593	$73,419,952	$60,440,646
Revenues (from related party)	1,614,937	533,840	26,000

Total revenues	$121,768,530	$73,953,792	$60,466,646
Cost of revenues (exclusive of depreciation and amortization)	73,837,337	47,597,523	38,716,017

Gross profit	47,931,193	26,356,269	21,750,629

Operating expenses:
General and administrative expenses	19,180,092	13,200,239	11,085,273
Selling and marketing expenses	4,739,892	1,685,020	1,456,153
Depreciation and amortization	8,939,689	5,888,975	3,909,098

Total operating expenses	32,859,673	20,774,234	16,450,524

Income from operations	15,071,520	5,582,035	5,300,105
Other income (expense):
Foreign exchange gain/(loss)	(288,119)	942,486	774,195
Interest and other income	1,909,173	693,538	258,583
Interest expense	(579,704)	(408,732)	(332,594)
Interest expense-redeemable preferred stock	—	(396,787)	(598,409)

Income before income taxes	16,112,870	6,412,540	5,401,880
Income tax provision/(benefit)	2,055,074	(647,008)	21,584

Net income	14,057,796	7,059,548	5,380,296
Dividends and accretion on preferred stock	(617,329)	(249,438)	—

Net income to common stockholders	$13,440,467	$6,810,110	$5,380,296

Basic earnings per share to common stockholders	$0.59	$0.32	$0.26
Diluted earnings per share to common stockholders	$0.58	$0.32	$0.26
Weighted-average number of shares used in computing earnings per share:
Basic(1)	22,863,539	21,174,548	20,518,332
Diluted(1)	23,033,266	21,591,028	21,017,252

(1)	The number of shares and earnings per share data has been adjusted to give effect to the stock split and conversion effected by the Company on October 24, 2006.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Stock Based Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount						Total
Balance as of December 31, 2003	20,000,000	$10,000	$2,375,984	$(155,004)	$3,045,018	$(353,041)	$(2,108)	$4,920,849
Common stock issued (net of issuance cost of $37,374)	1,052,632	527	12,462,100	—	—	—	—	12,462,627
Common stock and options issued to management	169,662	84	114,892	—	—	—	—	114,976
Non-employee options	—	—	1,853,601	—	—	—	—	1,853,601
Deferred employee stock based compensation	—	—	423,775	(423,775)	—	—	—	—
Employee stock options forfeited	—	—	(32,225)	32,225	—	—	—	—
Amortization of deferred compensation	—	—	—	104,665	—	—	—	104,665
Acquisition of treasury stock	—	—	—	—	—	—	(12,351)	(12,351)
Comprehensive income:
Translation adjustments	—	—	—	—	—	21,698	—	21,698
Minimum pension liability	—	—	—	—	—	(14,038)	—	(14,038)
Net income	—	—	—	—	5,380,296	—	—	5,380,296

Total comprehensive income								5,387,956

Balance as of December 31, 2004	21,222,294	10,611	17,198,127	(441,889)	8,425,314	(345,381)	(14,459)	24,832,323
Common stock and options issued to management	108,220	54	12,296	—	—	—	—	12,350
Non-employee options	—	—	67,390	—	—	—	—	67,390
Employee stock options forfeited	—	—	(175,744)	175,744	—	—	—	—
Dividends and accretion on preferred stock	—	—	—	—	(249,438)	—	—	(249,438)
Amortization of deferred compensation	—	—	—	65,957	—	—	—	65,957
Comprehensive income:
Translation adjustments	—	—	—	—	—	(186,011)	—	(186,011)
Minimum pension liability	—	—	—	—	—	14,038	—	14,038
Cash flow hedges	—	—	—	—	—	(697,642)	—	(697,642)
Reclassification adjustment:
Cash flow hedges	—	—	—	—	—	25,368	—	25,368
Net Income	—	—	—	—	7,059,548	—	—	7,059,548

Total comprehensive income								6,215,301

Balance as of December 31, 2005	21,330,514	10,665	17,102,069	(200,188)	15,235,424	(1,189,628)	(14,459)	30,943,883
Common stock issued (net of issuance cost of $2,353,438)	5,750,000	5,750	69,832,063					69,837,813
Stock Split		11,244			(11,244)
Stock issued on exercise of stock options	131,813	79	149,865					149,944
Non-employee stock options			247,016					247,016
Issuance of stock on acquisition of inductis	1,049,962	525	9,134,144					9,134,669
Employee stock options forfeited
Adjustment to initially apply FAS 123R			(200,188)	200,188
Stock based compensation			1,974,266					1,974,266
Excess Tax Benefit from Stock Based Compensation			190,139					190,139
Acquisition of treasury stock							(21,057)	(21,057)
Comprehensive income:
Translation adjustments						471,527		471,527
Unrealized gain on cash flow hedges						1,319,698		1,319,698
Adjustment to initially apply FAS 158, net of taxes of $7,337						(112,017)		(112,017)
Reclassification adjustment:
Cash flow hedges						(379,887)		(379,887)
Net income to common stockholders					13,440,467			13,440,467

Total comprehensive income								14,739,788

Balance as of December 31, 2006	28,262,289	$28,263	$98,429,374	$—	$28,664,647	$109,693	$(35,516)	$127,196,461

Note: The number of shares for all years presented have been adjusted to give effect to the stock split and conversion effected by the Company on October 24, 2006.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$14,057,796	$7,059,548	$5,380,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,939,689	5,888,975	3,909,098
Interest expense—redeemable preferred stock	—	396,787	598,409
Amortization of deferred financing costs	112,500	60,000	60,000
Amortization of deferred stock compensation and other non-cash compensation	1,974,266	253,136	675,173
Interest on senior long term debt	237,691	218,918	210,110
Non employee stock options	605,432	425,806	360,494
Foreign exchange (gain)/loss (unrealized)	786,536	(217,537)	—
Deferred income taxes	(2,653,262)	(1,935,264)	(101,063)
Excess Tax Benefit from Stock—Based Compensation	(190,139)	—	—
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(354,963)	(746,156)	42,874
Accounts receivable	(4,933,880)	(4,242,104)	(5,258,055)
Prepaid expenses and other current assets	(3,317,700)	711,136	(2,417,740)
Accounts payable	694,184	(349,323)	648,920
Deferred revenue	(2,081,340)	4,121,972	1,569,918
Accrued expenses and other liabilities	5,515,200	1,462,415	3,820,920
Income taxes payable	131,071	(24,974)	4,779
Other assets	264,087	42,636	385,015

Net cash provided by operating activities	19,787,168	13,125,971	9,889,148

Cash flows from investing activities
Purchase of fixed assets	(10,393,973)	(7,109,546)	(12,343,623)
Business acquisition (net of cash)	(1,606,543)

Net cash used in investing activities	(12,000,516)	(7,109,546)	(12,343,623)

Cash flows from financing activities
Repayment of senior long-term debt	(5,821,190)		(13,239)
Principal payments on capital lease obligations	(515,560)	(103,105)	(104,437)
Repayment on redemption of preferred stock	(6,688,413)		(13,709)
Proceeds from sale of common stock, net of issuance costs	69,837,812		12,462,627
Purchase of common stock at cost			(12,351)
Repayment of bank borrowings	(1,750,000)
Repayment of long term debt	(2,500,000)
Proceeds from exercise of stock options	149,944	12,350	114,976
Excess Tax Benefit from Stock-Based Compensation	190,139
Outflow from treasury stock transactions	(21,057)

Net cash provided by/(used for) financing activities	52,881,675	(90,755)	12,433,867

Effect of exchange rate changes on cash and cash equivalents	457,144	(445,158)	131,452

Net increase in cash and cash equivalents	61,125,471	5,480,512	10,110,844
Cash and cash equivalents at the beginning of the year	24,240,632	18,760,120	8,649,276

Cash and cash equivalents at the end of the period	85,366,103	$24,240,632	$18,760,120

Supplemental disclosure of cash flow information
Cash paid for interest	$3,187,141	$68,666	$44,798
Cash paid for taxes	$4,304,893	$1,052,429	$103,724
Supplemental disclosure of non-cash information
Assets acquired under capital lease	$247,298	$163,310	$704,811
Fair value of shares issuable for non cash consideration	$5,413,024	—	—
Fair value of the shares issued for non cash consideration	$9,134,669	—	—

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.    Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries Exl Service.com, Inc. (“Exl Inc.”), ExlService.com (India) Private Limited (“Exl India”), Noida Customer Operations Private Limited (“NCOP”), Exl Support Services Pvt. Ltd. (“ESSPL”), ExlService (U.K.) Limited (“Exl UK”) and Inductis Inc. (a newly acquired company) and its wholly owned subsidiaries (“Inductis”) (collectively, the “Company”). The Company is a recognized provider of offshore solutions, including business process outsourcing (“BPO”), research and analytics, and risk advisory services. The Company’s clients are located principally in the United States and the United Kingdom.

The Company became public on October 20th, 2006 by listing its stock on NASDAQ.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of ExlService Holdings and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated Statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful accounts, future obligations under employee benefit plans, income tax valuation allowances and tax reserves, depreciation and amortization periods, and recoverability of long-term assets including goodwill and intangibles.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Pursuant to our investment policy, our surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper and money market accounts to reduce our exposure to market risk with regard to these funds.

Fixed Assets

Fixed assets are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the leases. Advances paid towards acquisition of fixed assets and the cost of fixed assets not ready for use before the end of the period, are classified as construction in progress.

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through an assessment of the estimated future undiscounted cash flows related to such assets. In the event that assets are found to be carried at amounts, which are in excess of estimated undiscounted future cash flows, the carrying value of the related asset or group of assets is reduced to a level commensurate with fair value based on a discounted cash flow analysis.

Depreciation is computed using the straight-line method over the estimated useful lives of assets. Depreciation and amortization on equipment held under capital leases and leasehold improvements are computed using the straight-line method over the shorter of the assets’ estimated lives or the lease term.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts. The Company is required to estimate the collectability of its receivables. Allowance for doubtful accounts are established through the evaluation of accounts receivables agings and prior collection experience to estimate the ultimate collectability of these receivables.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

expenses incurred as revenues in the consolidated statements of income. The Company typically incurs telecommunication and travel-related costs that are billed to and reimbursed by clients.

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Year Ended December 31, 2006	$4,995,197
Year Ended December 31, 2005	$3,398,750
Year Ended December 31, 2004	$4,182,638

During the year ended December 31, 2006, two customers accounted for 34% and 16%, respectively, of the Company’s total revenues. During the year ended December 31, 2005, two customers accounted for 49% and 15% respectively, of the Company’s total revenues. During the year ended December 31, 2004, two customers accounted for 52% and 24% respectively, of the Company’s total revenues.

As of December 31, 2006, three customers accounted for 25%, 21% and 12% respectively, of the Company’s total accounts receivable. As of December 31, 2005, two customers accounted for 49% and 13% respectively, of the Company’s total accounts receivable.

Business combinations, goodwill and intangible assets

Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must be recognized and reported separately from goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” all assets and liabilities of the acquired businesses including goodwill are assigned to reporting units.

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

Based on the results of its first step impairment tests performed on October 1, 2006, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event we record an impairment loss in the future, such amount will not be deductible for tax purposes. As of December 31, 2006, our goodwill balance was $16,651,462.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Intangible assets are carried at cost less accumulated amortization. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful lives of the intangible assets are as follows:

Customer relationships	2 years
Trademarks	1.5 years
Non-compete agreements	1 year

Segment Information

The Company is generally organized around its business process outsourcing service, advisory service, and research and analytics service lines. The chief operating decision maker generally reviews financial information at the consolidated statements of income level but does not review any information except for revenues and cost of revenues of the individual service lines. Therefore, the Company does not allocate or evaluate depreciation, amortization, interest expense or income, capital expenditures, and income taxes into its various service lines. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Revenues and cost of revenues for the year ended December 31, 2006, 2005 and 2004 for BPO, advisory and research and analytics service lines were as follows:

	Year ended December 31, 2006				Year ended December 31, 2005
	BPO	Advisory	Research & Analytics	Total	BPO	Advisory	Research & Analytics	Total
Revenues	$97,236,102	$7,962,679	$14,954,812	$120,153,593	$65,172,345	$7,219,216	$1,028,391	$73,419,952
Revenues from related parties	537,890	1,052,547	24,500	1,614,937	—	533,840	—	533,840

Total revenues	97,773,992	9,015,226	14,979,312	121,768,530	65,172,345	7,753,056	1,028,391	73,953,792
Cost of revenue (exclusive of depreciation and amortization)	59,261,199	5,529,156	9,046,982	73,837,337	42,954,347	4,057,025	586,151	47,597,523

Gross Profit	38,512,793	3,486,070	5,932,330	47,931,193	22,217,998	3,696,031	442,240	26,356,269
Selling, General and Administrative expenses				23,919,984				14,885,259
Depreciation and amortization				8,939,689				5,888,975
Foreign exchange gain/(loss)				(288,119)				942,486
Interest and other income				1,909,173				693,538
Interest expense				(579,704)				(408,732)
Interest expense—redeemable preferred stock				—				(396,787)
Income tax (benefit) provision				2,055,074				(647,008)
Dividends and accretion on preferred stock				(617,329)				(249,438)

Net Income to common stockholders				$13,440,467				$6,810,110

	Year ended December 31, 2004
	BPO	Advisory	Research & Analytics	Total
Revenues	$55,764,990	$4,675,656	—	$60,440,646
Revenues from related parties		26,000		26,000

Total revenues	55,764,990	4,701,656	—	60,466,646
Cost of revenue (exclusive of depreciation and amortization)	36,040,722	2,675,295	—	38,716,017

Gross Profit	19,724,268	2,026,361	—	21,750,629
Selling, General and Administrative expenses				12,541,426
Depreciation and amortization				3,909,098
Foreign exchange gain/(loss)				774,195
Interest and other income				258,583
Interest expense				(332,594)
Interest expense—redeemable preferred stock				(598,409)
Income tax (benefit) provision				21,584
Dividends and accretion on preferred stock				—

Net Income to common stockholders				$5,380,296

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Cost of Revenues

Cost of revenues includes salaries, employee benefits and stock compensation expense, project related travel costs, communication expenses, technology operating expenses and facilities costs.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Any deferred tax assets recognized for net operating loss carryforwards and other items are reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that the tax change occurs. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside the United States where it is expected that the earnings of the foreign subsidiary will be permanently reinvested.

Employee Benefits

In accordance with Indian law, all employees of the Company in India are entitled to receive benefits under the Government Provident Fund, a defined contribution plan in which both the employee and the Company contribute monthly at a determined rate (currently 12% of the employee’s base salary). These contributions are made to the Government Provident Fund.

In accordance with Indian law, the Company provides for gratuity, a defined benefit retirement plan (the “Gratuity Plan”) covering all of its employees in India. The Gratuity Plan provides for a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Gratuity benefit cost for the year is calculated on an actuarial basis.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income. The standard also requires companies to measure the funded status of the plan as of the date of its fiscal year-end. The Company adopted the recognition and disclosure requirements of SFAS 158 as of December 31, 2006. The impact of adopting these provisions was an increase in the accrued employee cost of $ 119,354 and a decrease in stockholder’s equity of $ 112,017 net of taxes. The SFAS 158 provision related to measurement date is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of change in the measurement date on the Company’s financial statement but does not believe the adoption of the provision of SFAS 158 will have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123(R) supersedes Accounting

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method, which requires that the estimated fair value of share based awards granted under stock incentive plans is recognized as compensation expense for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. See note 13 for a detailed discussion of our stock based compensation and our adoption of FAS 123 (R).

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding during each period. In determining the income to common stockholders, net income has been reduced by dividends and accretion on preferred stock. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents plus the future stock compensation expense on the options issued till date. Stock options that are anti-dilutive are excluded from the computation of weighted average shares outstanding. For the year ended December 31, 2006, 2005 and 2004, the weighted average number of shares used in calculating diluted earnings per share includes stock options of 169,727, 416,480 and 498,920 shares, respectively. The calculation of earnings per share for the year ended December 31, 2006, 2005 and 2004 excludes stock options of 1,783,000 shares, 659,750 (after giving effect to the stock split and conversion that occurred in connection with our public offering) and 284,000 shares (after giving effect to the stock split and conversion that occurred in connection with our public offering), respectively, because the exercise price of the option is more than the average price of stock and hence to include them in the calculation would be anti-dilutive. The earnings per share data have been adjusted to give effect to the stock split and conversion.

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

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and time deposits. By their nature, all

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

such financial instruments involve risks including the credit risks of non-performance by counter parties. Pursuant to our investment policy, our surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper and money market accounts to reduce our exposure to market risk with regard to these funds. Trade accounts receivables are incurred pursuant to the contractual terms with the customers. See “Revenue Recognition” elsewhere in this footnote. Credit losses on accounts receivable have not been material because of large concentration of revenues with a small number of large, established companies. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable

Derivatives and Hedge Accounting: In the Company’s normal course of business, the Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under Company polices with counter parties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with the Great Britain pound sterling (GBP), United States dollars and the Indian rupee. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. The Company also hedges anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges, under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income (loss) until the contract is settled and at that time are recognized in the consolidated statements of income.

At December 31, 2006, the Company had outstanding forward exchange contracts totaling $33,000,000 and GBP 21,700,000.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the consolidated Statements of income. For the year ended December 31, 2006, 2005 and 2004, net gains (losses) from ineffective cash flow hedges included in the consolidated Statements of income totaled ($1,628,360), $1,352,883 and nil respectively. Such gain (loss) is included in foreign exchange gain (loss) in the consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from Other Comprehensive Income into earnings as a result of forecasted transactions that failed to occur for fiscal years 2006, 2005, and 2004.

We estimate that $267,537 of net derivative gains included in Other comprehensive income will be reclassified into earnings within the next 12 months. At December 31, 2006, the maximum term of derivative instruments that hedge forecasted transactions was one year.

Reclassifications

Certain amounts in the prior year’s financial statements and related notes have been reclassified to confirm to the 2006 presentation.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, consolidated statements of income or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48; however, based on our initial assessment we believe that the impact of FIN 48 will not be material.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115”. The statement permits entities to choose to measure many financial instruments and certain other eligible items at fair value. This Statement is expected to expand the use of fair value measurement in the preparation of the financial statements. However this Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

value. This Statement is effective as of January 1, 2008. The Company is presently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

3.    Quarterly Financial Data (Un-audited)

Summarized quarterly results for the two years ended December 31, 2006 are as follows:

	Three Months Ended
2006	March 31	June 30	September 30	December 31	Full Year
Operating Revenue	$21,557,984	$25,230,258	$35,665,045	$39,315,243	$121,768,530
Gross Profit	$7,612,041	$9,288,563	$14,174,566	$16,856,023	$47,931,193
Income from Operations	$1,410,089	$3,094,060	$4,121,754	$6,445,617	$15,071,520
Net Income to common stockholders	$1,944,554	$1,411,509	$4,140,360	$5,944,044	$13,440,467
Basic EPS	$0.09	$0.07	$0.19	$0.22	$0.59
Diluted EPS	$0.09	$0.07	$0.19	$0.22	$0.58
Weighted-average number of shares used in computing earnings per share:
Basic	21,211,012	21,224,168	21,603,812	26,663,153	22,863,539
Diluted	21,683,116	21,407,834	21,997,319	26,895,404	23,033,236
Note:
Stock compensation expense—Cost of Revenue	$—	$27,767	$220,446	$217,090	$465,303
Stock compensation expense—SG & A	199,544	173,440	658,916	477,063	1,508,963
Amortization of intangibles	—	—	590,000	590,000	1,180,000

	Three Months Ended
2005	March 31	June 30	September 30	December 31	Full Year
Operating Revenue	$17,796,828	$17,808,865	$18,368,980	$19,979,119	$73,953,792
Gross Profit	$5,962,882	$5,978,743	$6,928,451	$7,486,193	$26,356,269
Income from Operations	$1,015,999	$1,110,840	$1,345,514	$2,109,682	$5,582,035
Net Income to common stockholders	$1,123,414	$1,557,360	$1,090,933	$3,038,403	$6,810,110
Basic EPS	$0.06	$0.08	$0.05	$0.14	$0.32
Diluted EPS	$0.05	$0.08	$0.05	$0.14	$0.32
Weighted-average number of shares used in computing earnings per share:
Basic	21,120,028	21,175,574	21,108,418	21,203,223	21,174,548
Diluted	21,662,446	21,428,396	21,556,916	21,586,781	21,591,028
Note:
Stock compensation expense—Cost of Revenue	$—	$—	$—	$—	$—
Stock compensation expense—SG & A	34,695	(14,610)	30,360	15,511	65,957
Amortization of intangibles	—	—	—	—	—

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

4.    Acquisition of Inductis Inc.

On July 1, 2006, the Company acquired all of the outstanding capital stock of Inductis Inc. (“Inductis”) for a payment till date of $3,047,160 in cash and the issuance of 524,981 shares of fair value $9,134,669, which is accounted under the purchase method. In addition we have issued 257,273 shares of common stock towards earn out consideration for the performance related to period ended December 31, 2006, for which we have recorded a liability of $5,413,024 based on the closing stock price at the December 31, 2006. Management believes that this acquisition will enable the Company to expand the types and sophistication of the research and analytics services which are currently being offered by the Company. The results of operations of Inductis are included in the Company’s consolidated financial statements from July 1, 2006.

Under purchase accounting, the purchase price has been preliminarily allocated to the net tangible assets and identifiable intangible assets based on their estimated fair value at the date of acquisition. As part of our process we engaged an independent third party valuation provider to perform a valuation analysis to determine the fair values of certain identifiable intangible assets of Inductis as of the valuation date. This analysis was used as the basis for the preliminary allocation of the purchase price among the acquired identifiable intangible assets of Inductis. As part of the valuation process, the income approach was used to determine the fair value of the assets, the cost approach was used to determine the fair value of the workforce and a market approach was used to determine the fair value of the trademarks. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded to goodwill. The total purchase consideration for the above acquisition has been preliminary allocated to the acquired assets and assumed liabilities as follows:

Assets acquired:
Customer relationship	$1,360,000
Non compete agreements	1,460,000
Trademarks	330,000
Currents assets	10,282,710
Fixed assets	1,616,678
Liabilities assumed:
Current liabilities	(9,804,284)
Loan liabilities	(4,301,713)
Goodwill	11,238,438

Total Purchase consideration	$12,181,829

The Company paid a premium for the Inductis acquisition to expand the types and sophistication of the research and analytics services that the Company offers. The entire goodwill of $11,238,438 acquired from Inductis was allocated to the research and analytics service line.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Pro Forma Results

The unaudited financial information in the table below summarizes the combined results of operations of ExlService and Inductis, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2005 or of results that may occur in the future. The pro forma consolidated results of operations include adjustments to give effect to amortization of acquired intangible assets other than goodwill, and stock compensation expense issued to Inductis employees together with income tax effects.

The unaudited pro forma financial information for the years ended 2006 and 2005 combines the historical results for ExlService for the years ended December 31, 2006 and 2005 and the historical results for Inductis for the years ended December 31, 2006 and 2005. (Amounts in millions except share and per share data)

	Year ended Dec 31,	Year ended Dec 31,
	2006	2005
	(Unaudited)	(Unaudited)
Total Revenues	$135.48	$94.90
Net Income to common stockholders(a)(b)	10.77	6.85
Basic earning per share to common stockholders	0.46	0.31
Diluted earning per share to common stockholders	0.46	0.30
Basic	23,388,520	22,224,510
Diluted	23,558,247	22,640,990

(a)	The pro forma financial information for the year ended December 31, 2005 includes $2.76 million of impairment charges of a loan at Inductis, which the Company did not assume in the acquisition.
(b)	The pro forma financial information is adjusted for amortization of intangible assets and income tax adjustments.

Intangible Assets

Information regarding the Company’s other intangible assets acquired in a business combination is as follows:

	December 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks	$330,000	($110,000)	$220,000
Customer relationships	1,360,000	(340,000)	1,020,000
Non-compete agreements	1,460,000	(730,000)	730,000

	$3,150,000	($1,180,000)	$1,970,000

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The estimated amortization schedule for the intangible assets is set out below:

Year ended December 31,
2007	$1,630,000
2008	340,000

$1,970,000

The following table displays a roll forward of carrying amount of goodwill from January 1, 2006 to December 31, 2006 , by business segment:

Segments	January 1, 2006	Acquired	Purchase Accounting Adjustments	December 31, 2006
Research and analytics	—	$11,238,438	$5,413,024	$16,651,462

The contingent consideration is payable either in cash or in common stock of the Company. The Company has followed the consensus reached in EITF 95-8, “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination”, and will record contingent payments as goodwill in the period in which the contingency is resolved.

The terms of the purchase provided for payment of contingent consideration to the existing shareholders of Inductis in two tranches, calculated based on the achievement of specified earnings and revenue targets for the years 2006 and 2007. Under no circumstances will more than an aggregate of 778,764 shares of our common stock be issued to the former holders of Inductis common stock and restricted stock under these earnout provisions.

As per the terms of the Inductis Acquisition agreement, for the 2006 earnout, we have issued 257,273 shares (out of maximum possible of 389,382 shares) of stock to former holders of Inductis common stock.

If Inductis’ profit adjusted earnout revenue (as defined in the Inductis acquisition agreement) is equal to or exceeds $35.0 million during fiscal year 2007, the former holders of Inductis common stock will be entitled to receive an aggregate of 389,382 shares of our common stock and if its profit adjusted earnout revenue is between $31.5 million and $35.0 million during fiscal year 2007, the former holders of Inductis common stock will be entitled to receive a number of shares of our common stock ranging from 128,668 shares of our common stock, but not exceeding, 389,382 shares of our common stock, with the actual number determined pursuant to a formula set forth in the Inductis Acquisition agreement. If Inductis’ profit adjusted earnout revenue is less than $31.5 million during fiscal year 2007, the former holders of Inductis common stock and restricted stock will receive no shares of common stock with respect to fiscal year 2007.

In addition, the former stockholders of Inductis have the ability to earn back the shortfall in the 2006 earnout, if Inductis’ profit adjusted earnout revenue for fiscal year 2007 exceeds $35.0 million, then the amount by which its profit adjusted earnout revenue in fiscal year 2007 exceeds $35.0 million

If Inductis achieves certain amount of profit adjusted upside revenue (which amount is defined in the Inductis Acquisition agreement the former holders of Inductis common stock and restricted stock will also be entitled to an aggregate payment ranging from approximately $0.6 million to approximately $6.5 million depending on Inductis’ profit adjusted upside revenue. The payment, if any, will be made in combination of cash and shares, the mix of which cannot be determined until the size of the contingent payments, if any, is

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

determined. However, no upside payment will be due if 77% or fewer of the employees of Inductis and its subsidiaries are employed outside the United States or if 62% or more of Inductis’ consolidated revenues, other than revenues from analytics services, in fiscal year 2007 are from two specified clients.

5.    Restriction on Cash Balances

Current restricted cash represents amounts on deposit with banks against letters of credit and bank guarantees issued by the Company for equipment imports amounting to $1,093,277 that will mature on various dates in the next one year.

Non-current restricted cash represents guarantees against custom and excise bonding issued through banks amounting to $302,160 that will mature through 2010.

6.    Fixed Assets:

Fixed assets consist of the following:

	Estimated Useful Life (Years)	December 31, 2006	December 31, 2005
Network equipment, cabling and computers	3-5	$20,068,764	$13,310,963
Buildings	30	3,006,911	—
Leasehold improvements	3-5	8,401,713	4,966,353
Office furniture and equipment	3-7	3,652,614	2,313,948
Motor vehicles	3	927,716	778,273
Construction in progress		3,532,677	4,889,348

		39,590,395	26,258,885
Less: Accumulated depreciation and amortization		(18,045,071)	(10,052,220)

		$21,545,324	$16,206,665

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $7,759,689, $5,888,975 and $3,909,098 , respectively.

Construction in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service. The cost and accumulated amortization of assets under capital leases at December 31, 2006 were $825,177 and $456,082, respectively, and at December 31, 2005 were $778,273 and $361,829, respectively.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

2005 forward and (2) the amortization expense to be recognized for periods starting April 1, 2005 of leasehold assets put into place prior to April 1, 2005 that were not fully amortized.

The change in estimated useful life of leasehold improvements resulted in amortization expense being approximately $678,775 and $554,000 less in the year ended December 31, 2006 and 2005, respectively, than what it would have been had the estimated useful life not changed.

7.    Senior Long-Term Debt

On December 13, 2002, certain new investors and members of management acquired senior promissory notes issued by the Company totaling $4,674,000. The senior promissory notes were to mature on December 13, 2007. The Company issued additional senior promissory notes to employees of the Company during August 2003 in the amount of $272,403. Interest on the principal amount was payable on maturity and accrues at a rate equal to the greater of (i) 2.02% semiannually or (ii) LIBOR. The effective interest rate at December 31, 2005 was 4.08%. Accrued interest at December 31, 2005 included in senior long-term debt on the balance sheet was $650,335.

Deferred financing costs, totaling $300,000, was included in other assets and was being amortized to interest expense through the maturity date of the senior long-term debt. The Company repaid all outstanding promissory notes of $5,821,190 with a portion of the proceeds from its initial public offering. The un-amortized issuance cost was amortized to interest expense on the repayment of senior long-term debt. For each of the year ended December 31, 2006, 2005 and 2004, respectively, amortization of deferred financing costs amounted to $112,500, $60,000 and $60,000, respectively.

8.    Redeemable Preferred Stock

Holders of redeemable preferred stock were not permitted or entitled to vote on any matter required or permitted to be voted on by the stockholders of the Company. Holders of redeemable preferred stock had superior liquidation rights compared to the common stockholders. In the event of liquidation, dissolution or winding up of the operations of the Company, the redeemable preferred stockholders were entitled to receive a liquidation preference in the distribution of assets. Liquidation preference was equal to $100 per share plus any accrued and unpaid dividends.

Holders of redeemable preferred stock were entitled to receive annual dividends, as and when declared by the Company out of funds legally available equal to 10% of the liquidation preference per share. Such dividends are payable, at the election of the Company, in cash or in the form of an additional liquidation preference and accrue annually, but are to be paid only upon redemption, liquidation or as otherwise declared by the Company. Such dividends are cumulative and accrue on a day-to-day basis, whether or not earned. Cumulative dividends in arrears at December 31, 2005 amounted to $1,653,183. The total accrued dividend or interest was paid to the preferred stock holders on the date of repurchase of the preferred stock.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

the stock purchase agreement dated November 14, 2002 and (ii) any material adverse change in the condition, financial or otherwise, business, properties, assets, consolidated Statements of income or prospects of the Company or any of its subsidiaries. In all instances, the redemption events are conditional and the redemption amount will be the liquidation preference.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities” (“SFAS No. 150”). This standard requires, among other things, that any of various financial instruments that are issued in the form of shares that are mandatory redeemable on a fixed or determinable date be classified as liabilities, any dividends paid on the underlying shares be treated as interest expense, and issuance costs should be deferred and amortized using the interest method. SFAS No. 150 was effective for all financial instruments created or modified after May 31, 2003, and effective July 1, 2003 for the Company. As required by SFAS No. 150, accrued and unpaid dividends in fiscal years prior to adoption of SFAS No. 150 have not been reclassified to interest expense. Effective July 1, 2003, dividends on the redeemable preferred stock have been classified as interest expense. For the years ended December 31, 2005 and 2004, the Company recorded $359,308 and $538,409 as interest expense. As a result of the amended provisions, effective August 16, 2005, for the years ended December 31, 2006 and 2005, accrued dividends of $504,829 and $226,917 are no longer included in interest expense but are included in dividends and accretion on preferred stock in the consolidated Statements of income.

The preferred stock was recorded net of issuance costs of $300,000, which are accreted over a period of five years. For the years ended December 31, 2006 and 2005, amortization of issuance costs of $112,500 and $22,521 respectively was included as dividends and accretion on preferred stock in the consolidated statements of income. For the year ended December 31, 2005 and 2004, amortization of issuance costs of $37,479 and $60,000, respectively was included in interest expense on preferred stock. The un-amortized issuance cost was amortized to expense on the repurchase of preferred stock.

The redeemable preferred stock was carried at the amount of cash that would be paid under the respective agreement if the shares were repurchased or redeemed at the reporting date less unamortized issuance costs of $112,500 at December 31, 2005. The Company repurchased all of the outstanding preferred stock by repaying $6,688,413 in October and November 2006 with a portion of the proceeds from its initial public offering.

9.    Capital Structure

Common Stock

Prior to the initial public offering, the Company had Series A common stock and Series B common stock issued and outstanding. Holders of Series A common stock had one vote for each share held with respect to all matters voted on by the stockholders of the Company. Holders of Series B common stock do not have any voting rights.

In connection with the consummation of the Company’s initial public offering, all outstanding shares of Series A and Series B common stock automatically converted into a single class of voting common stock on October 24, 2006. Prior to the consummation of the offering the holders of Series A common stock had one vote for each share held with respect to all matters voted on by the stockholders of the Company. Holders of Series B common stock did not have any voting rights.

On October 25, 2006, the Company consummated an initial public offering of its shares of common stock. In the offering, the Company issued and sold 5,750,000 shares of its common stock at an initial offering price of

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

$13.50 per share resulting in gross proceeds of $77.6 million and net proceeds of $69.8 million to the Company after deducting underwriting discounts and commissions of $5.4 million and related offering expenses of $2.4 million

In connection with the initial public offering all outstanding shares of Series B common stock of the Company converted automatically into shares of Series A common stock (the “Conversion”) on October 24, 2006. In addition, immediately prior to the consummation of the offering, the Company increased its total authorized number of shares of capital stock and effected a two-for-one stock split (the “Stock Split”). As a result of the initial public offering, the Company only has one class of common stock outstanding.

10.    Employee Benefit Plans

The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. Current service costs for the Gratuity Plan are accrued in the year to which they relate.

The benefit obligation has been measured as of October 31, 2006. The following table sets forth the activity and the funded status of the Gratuity Plan and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	December 31
	2006	2005
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$546,258	$395,454
Service cost	257,176	208,056
Interest cost	27,981	20,166
Benefits paid	(140,043)	(76,078)
Actuarial loss	97,827	6,319
Effect of exchange rate changes	15,769	(7,659)

Projected benefit obligation at the end of the year	$804,968	$546,258

Un-funded amount—non-current	$339,715	$402,476

Un-funded amount—current	$465,253	$143,782

Total Accrued liability	$804,968	$524,152

Accumulated benefit obligation	$641,325	$435,576

Unrecognized net actuarial loss	$—	$23,883

On September 15, 2005, the Company modified the eligibility criteria of the Company’s Gratuity Plan changing the minimum period of continuous service for eligibility under the Company’s Gratuity Plan to five years from two years. The change in the service period was effective immediately for all new employees starting on or after September 15, 2005.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Net gratuity cost includes the following components:

	Year ended December 31,
	2006	2005	2004
Service cost	$257,176	$208,056	$140,394
Interest cost	27,981	20,166	9,517
Actuarial loss (gain)	3,248	54,085	18,860

Net gratuity cost	$288,405	$282,307	$168,771

The incremental effect of applying FASB Statement No. 158 on individual line items in the Statement of Financial Position as of December 31, 2006 is as follows:

	Before Application of SFAS 158	SFAS Adjustments	After Application of SFAS 158
Assets:
Net deferred tax assets	$3,534,771	$7,337	$3,542,108

Liabilities and Equity:
Accrued employee costs	$10,131,843	$119,354	$10,251,197
Accumulated other comprehensive income (loss), net of tax	$221,710	$(112,017)	$109,693

The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $31,125.

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended December 31,
	2006	2005	2004
Discount rate	8%	8%	8%
Rate of increase in compensation levels	8%	8%	7%

Expected Benefit Payments during the year ended December 31,
2007	$465,253
2008	$329,636
2009	$226,014
2010	$171,992
2011	$196,333
2012 to 2016	$416,136

In 2003, the Company established the Exl Service Inc 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plan amounted to $39,155, $42,812 and $29,569 in 2006, 2005 and 2004, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company contributes to the Government Provident Fund (a defined contribution plan) on behalf of its employees in India. The assets held by the Government Provident Fund are not reported on the Company’s balance sheet. The contributions made to the Government Provident Fund for each period are as follows:

Year ended December 31, 2006	$1,346,544
Year ended December 31, 2005	$819,912
Year ended December 31, 2004	$603,323

11.    Leases

The Company leases motor vehicles from finance companies. Such leases are recorded as capital leases with interest rates ranging from 9.0% to 12.5%. Future minimum lease payments under these capital leases at December 31, 2006 are as follows:

Year ended December 31
2007	$203,120
2008	165,296
2009	77,889

Total minimum lease payments	446,305
Less: amount representing interest	52,659

Present value of minimum lease payments	393,646
Less current portion	165,995

Long term capital lease obligation	$227,651

The Company conducts its operations using facilities, office furniture and certain equipment leased under non-cancelable operating lease agreements that expire at various dates through the year 2009. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year end December 31
2007	$1,379,275
2008	1,053,845
2009	524,709

Total minimum lease payments	$2,957,829

Rent expense under operating leases was $2,491,416, $2,453,121 and $1,646,367 for the year ended December 31, 2006, 2005 and 2004, respectively.

12.    Income Taxes

The fiscal year under the Indian Income Tax Act ends on March 31. A portion of the Company’s Indian operations qualify for deduction from taxable income because its profits are attributable to undertakings situated in Export Processing Zones. This deduction is available for a period of ten consecutive years beginning from the year in which the respective undertaking commenced commercial operations. Accordingly, Exl India and NCOP can benefit from this deduction. This deduction shall terminate if the Company ceases to be an undertaking situated in Export Processing Zones. ESSPL is not eligible for this deduction.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

With respect to the Company’s foreign operations, temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases arose due to differences in depreciation rates of fixed assets and provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act.

Since export revenue of Exl India qualifies for a deduction from taxable income, being profits attributable to undertakings situated in Export Processing Zones until March 2009, a substantial portion of the temporary differences would not have any tax consequences as they will reverse within the tax holiday period.

Income (loss) before income taxes are as follows:

	Year ended December 31
	2006	2005	2004
Domestic	$6,593,414	$611,206	$267,044
Foreign	9,519,456	5,801,334	5,134,836

	$16,112,870	$6,412,540	$5,401,880

The (benefit) provision for income taxes consists of the following:

	Year ended December 31
	2006	2005	2004
Current provision:
Domestic	$4,470,514	$1,091,491	$50,000
Foreign	237,822	199,939	72,647

	$4,708,336	$1,291,430	$122,647

Deferred benefit:
Domestic	$(2,149,400)	$(1,919,000)	$—
Foreign	(503,862)	(19,438)	(101,063)

	$(2,653,262)	$(1,938,438)	$(101,063)

	$2,055,074	$(647,008)	$21,584

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The foreign income tax provision represents current taxes on non-exempt income in India and certain withholding taxes. The Company’s current income tax expense was reduced by approximately $832,000 on account of AMT credit carry forward. The significant components of the net deferred income tax assets and liabilities are as follows:

	December 31
	2006	2005
Deferred tax assets:
AMT credit carryforward	$—	$832,000
Accrued expenses	151,000	—
Unrealized exchange loss	286,000	116,000
Deferred revenue	2,246,000	741,000
Depreciation and amortization	3,868,509	1,792,479
Deferred compensation	1,034,139	308,000

Total gross deferred tax assets	7,585,648	3,789,479
Deferred tax liabilities:
Related to Inductis acquisition	847,101	—

Total gross deferred tax liabilities	847,101	—
Valuation allowance	(3,196,439)	(1,753,152)

Net deferred tax asset	$3,542,108	$2,036,327

The deferred tax asset represents the tax effect of temporary differences related to the Company’s domestic operations and to the Company’s foreign operations that will reverse after the tax holiday period has expired.

At December 31, 2006, the Company performed an analysis of the deferred tax asset valuation allowance for its US and Indian subsidiaries. Based on the analysis, the Company has concluded that a valuation allowance offsetting the deferred tax assets be recorded at December 31, 2006 for one of its Indian entity based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance (decreased) increased by approximately $1,443,287, ($2,433,316) and ($355,000) for the years ended December 31, 2006, 2005 and 2004, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The effective income tax rate differs from the amount computed by applying the U.S. Federal statutory income tax rate to income before income taxes approximately as follows:

	Year ended December 31
	2006	2005	2004
Expected tax provision	$5,640,000	$2,244,000	$1,891,000
Change in valuation allowance	1,443,287	(2,433,316)	(355,000)
Deferred tax benefit	(1,443,287)	689,316
Impact of tax holiday	(3,617,000)	(1,854,000)	(1,743,000)
State taxes, net of Federal taxes	(63,000)	183,000	14,000
Non-deductible preferred stock dividend	—	139,000	209,000
Non-deductible IPO Costs	—	229,000	—
Non-deductible non-cash compensation	229,000	175,000	—
Reversal of Bad Debt Reserve	(129,000)		—
Other	(4,926)	(19,008)	5,584

Tax provision	$2,055,074	$(647,008)	$21,584

The Indian Finance Act, 2000 provides Exl India and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The Indian Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Accordingly, facilities set up in India on or before March 31, 2000 have a ten-year tax holiday, new facilities set up on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2009. After March 31, 2009, the tax holiday will no longer be available to new facilities. Exl India provides BPO services from its wholly owned, export oriented units situated in Noida and Pune, India. The income derived from the services rendered from these facilities is not subject to taxes in India until March 31, 2009. For the years ended December 31, 2006, 2005 and 2004, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $3,617,000, $1,854,000 and $1,743,000, respectively, and increase diluted earnings per share by $0.16, $0.09 and $0.08, respectively.

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

Pursuant to the 2003 Plan, the Company reserved 1,600,000 shares of common stock after giving effect to the Stock Split and Conversion, for the granting of options. If an employee is terminated they must exercise any vested options within 90 days after termination or the vested options are forfeited. On September 29, 2006, the Company decided to cease making new grants under the 2003 Plan. Grants previously made under the 2003 Plan may continue to be exercised in accordance with the terms of the 2003 Plan. As of September 29, 2006, the pool of ungranted shares under the 2003 Plan was added to the pool of available shares under the 2006 Plan.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In fiscal 2006, the Company instituted the ExlService Holdings, Inc. 2006 Omnibus Award Plan (the “2006 Plan”). The 2006 Plan covers all the employees of the Company and its subsidiaries. Under the 2006 Plan, the committee may grant awards of nonqualified stock options, or NSOs, incentive stock options, or ISOs, Stock Appreciation Rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. During 2006, the Company granted stock options, restricted stock and restricted stock units to eligible employees of the Company and its subsidiaries.

The Committee determines which employees are eligible to receive the options, the number of options to be granted, the exercise price, the vesting period and the exercise period. The vesting period is determined for the options issued on the date of the grant and is non-transferable during the life of the option. The options generally vest incrementally over a period of 4 years from the date of grant with 10% vesting in year 1, 20% vesting in year 2, 30% vesting in year 3 and 40% vesting in year 4. Pursuant to the 2006 Plan, the Company reserved 3,399,384 shares of common stock (in addition to the available pool of 2003 plan) for the granting of options. If an employee is terminated they must exercise any vested options within 90 days after termination or the vested options are forfeited.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under stock incentive plans is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

The compensation cost that has been charged against income for our stock based compensation plan is as follows;

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Cost of Revenue	$465,303	$—	$—
General and Administrative expenses	1,476,920	65,957	104,665
Selling and Marketing expenses	32,043	—	—

Total	$1,974,266	$65,957	$104,665

The unrecognized compensation cost for the unvested options as on December 31, 2006, is $5,069,117, which is expected to be expensed over a weighted average period of 2.11 years. The fair value of the stock is estimated on the date of grant using third party valuations during the period when the Company was a non- public entity. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Year ended December 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected life (years)	6.06	5.00	5.00
Risk free interest rate	4.83%	4.25%	4.00%
Volatility	50%	50%	50%

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the SAB 107. In absence of history of volatility of our stock trading we have used the volatility of stocks of comparative companies with estimated life of options similar to ours. The risk-free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	692,550	$0.12
Granted	514,200	$8.26
Exercised	(129,662)	$0.12
Forfeited	(146,240)	$1.21

Outstanding at December 31, 2004	930,848	$4.44
Granted	555,500	$11.88
Exercised	(108,220)	$0.12
Forfeited	(267,026)	$8.83

Outstanding at December 31, 2005	1,111,102	$7.05
Granted	1,170,500	$12.22
Exercised	(113,063)	$1.33
Forfeited	(526,349)	$10.77

Outstanding at December 31, 2006	1,642,190	$10.46

Vested and exercisable at December 31, 2006	365,442	$5.43

Available for grant at December 31, 2006	2,700,230

The weighted-average fair value of options granted during the year ended December 31, 2006 and 2005 was $5.37 and $3.27, respectively. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2006 was 7.44 years, respectively. The weighted average fair value of vested and exercisable options is $2.62. The aggregate intrinsic value of the options vested and exercisable as at December 31, 2006 is $2.81.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table summarizes the status of the Company stock options outstanding and stock options vested and exercisable at December 31, 2006:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.12 to $0.18	204,440	$0.12	186,442	$0.12
$3.75 to $5.63	19,000	4.47	9,500	4.47
$9.00 to $13.50	1,415,750	12.01	169,500	11.33
$22.00 to $22.25	3,000	22.25

Total	1,642,190	$10.46	365,442	$5.43

Restricted stock and restricted stock Unit

An award of restricted stock is a grant of shares subject to conditions and restrictions set by the compensation committee. The grant or the vesting of an award of restricted stock may be conditioned upon service to us or our affiliates or upon the attainment of performance goals or other factors, as determined in the discretion of the compensation committee. The committee may also, in its discretion, provide for the lapse of restrictions imposed upon an award of restricted stock. Holders of an award of restricted stock will have, with respect to the restricted stock granted, all of the rights of a stockholder, including the right to vote and to receive dividends.

The committee is authorized to award restricted stock units to participants. The committee establishes the terms, conditions and restrictions applicable to each award of restricted stock units, including the time or times at which restricted stock units will be granted or vested and the number of units to be covered by each award. The terms and conditions of each restricted stock award will be reflected in a restricted stock unit agreement.

Restricted stock activity under the Company’s stock plans is shown below:

	Number of restricted stock units	Weighted average intrinsic value	Number of restricted stock units	Weighted average intrinsic value
Non vested at December 31, 2005	—		—
Granted	293,504	$9.36	28,000	$9.86
Vested	(18,750)	9.86	(4,000)	9.86
Forfeited	(7,484)	8.65	(8,000)	9.86

Non vested at December 31, 2006	267,270	$9.34	16,000	$9.86

As of December 31, 2006, unrecognized compensation cost of $1,819,474 is expected to be expensed over a weighted average period of 1.70 years. The weighted-average fair value of restricted stock and restricted stock units under the 2003 Plan and 2006 Plan during year ended December 2006 was $9.40. The weighted-average remaining contractual life of restricted stock and restricted stock units outstanding and exercisable at December 31 was 9.35 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

As part of the Inductis acquisition, we issued 19,509 restricted stock units to the former restricted stockholders of Inductis for performance relating to year ending December 31, 2006.

The number of options/restricted stock has been adjusted to reflect the post split effect for earlier years as well. Refer Note 9.

Total Stock-based compensation presentation

Prior to January 1, 2006, the Company accounted for share based payments using the Accounting Principles Board Opinion No. 25 (“APB 25”) intrinsic value method and, as such, generally recognized compensation cost for employee stock options where the exercise price was less than the fair value on the date of grant. The following table sets forth the pro forma amounts of net income and net income per share, for the year ended December 31, 2005 and 2004, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provision of FAS 123.

	Year ended December 31, 2005	Year ended December 31, 2004
Net income (loss) to common stockholders	$6,810,110	$5,380,296
Add: stock based employee compensation expense included in reported net income	65,957	104,665
Less: stock based employee compensation expense determined under the fair value method	(464,715)	(268,240)

Pro forma net income (loss) to common stockholders	$6,411,352	$5,216,721

Earnings per common share:
Basic, as reported	$0.32	$0.26
Diluted, as reported	$0.32	$0.26
Basic, pro forma	$0.31	$0.26
Diluted, pro forma	$0.30	$0.25

Preferred Stock

During 2002, in connection with employment agreements, certain officers purchased 2,993 shares of preferred stock for $3. The difference between the fair value of these shares and the purchase price, totaling $299,299, was being amortized to compensation expense over the three-year vesting period. For the years ended December 31, 2005 and 2004, the Company amortized and recorded compensation expense of $84,171 and $101,420, respectively.

Advisory Board Options

In 2005, the Company granted to a member of its advisory board options to purchase 10,000 shares (after giving effect to the stock split and conversion) of Series B common stock at an exercise price of $11.88 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at December 31, 2006 was determined to be $143,634. In 2003, the Company also granted to members of its advisory board options to purchase 20,000 shares of Series B common stock at an exercise price of $0.12 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at December 31, 2006 was determined to be $418,996. These options vest over a period of four years and expire ten years from the vesting

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

date. For the years ended December 31, 2006, 2005 and 2004, the Company recorded an expense of $247,016, 67,390 and $61,494, respectively towards compensation expense. The fair value and related compensation expense will be remeasured for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of Series A common stock at an exercise price of $6.25 per share in July 2004 to one of our clients. The option is fully exercisable and expires ten years from the date of grant. The $7.78 per share fair value of the option on the date of issuance, using the Black Scholes valuation model was approximately $1,792,000. Such amount is being amortized as a reduction to revenue over the five-year term of the services agreement. Amortization for the year ended December 31, 2006, 2005 and 2004 was $358,416, 358,000, 299,000, respectively.

14.    Related Party Transactions

The Company received services in India for employee training performed by a company controlled by a stockholder. This company is one of the many companies rendering such services to Exl India. The Company recorded expenses related to these services of $53,194, $86,417 and $223,458 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 the Company had a balance payable of $1,512 related to these services. The agreement with this company terminated on September 30, 2006.

The Company provides advisory services related primarily to compliance with the Sarbanes-Oxley Act of 2002 to Williams Scotsman, Inc., a provider of mobile and modular building solutions in North America. Williams Scotsman, Inc. is controlled by entities related to one of the Company’s significant stockholders. The Company recognized approximately $574,877, $320,000 and $26,000 in the years ended December 31, 2006, 2005 and 2004, respectively, in advisory fees revenue and expense reimbursements from Williams Scotsman, Inc. At December 31, 2006 and December 31, 2005 the Company had an account receivable of $59,633 and $46,099, respectively related to these services.

The Company provides BPO services to MedSynergies, Inc., a provider of outsourced billing, claims administration and payment processing services to healthcare providers. MedSynergies, Inc. is controlled by entities related to one of the Company’s significant stockholders. The Company recognized revenue of approximately $537,890 in the year ended December 31, 2006 from MedSynergies, Inc. At December 31, 2006 the Company had an account receivable of $130,020 related to these services.

The Company provides advisory services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by one of the Company’s significant stockholders. The Company recognized revenue of approximately $477,670, $213,840 and $0 in the years ended December 31, 2006, 2005 and 2004, respectively, in advisory fees and expense reimbursements from Duane Reade Holdings, Inc. At December 31, 2006 and December 31, 2005 the Company had an account receivable of $55,350 and $103,310, respectively, related to these services.

The Company provides analytical services to FTVentures, one of the Company’s significant stockholders, for which the Company recognized revenue of approximately $24,500 in the year ended December 31, 2006. At December 31, 2006 the Company had an account receivable of $9,800 related to these services.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company entered into employment and non-competition agreements with certain members of senior management in November 2002. The initial term of these agreements was three years and the Company had the option to extend the term for two additional one-year periods. The agreements had been extended through September 30, 2006. Upon termination of employment under conditions as defined, 25% of certain common stock, as defined, held by such senior management is subject to repurchase by the Company at cost for up to one year and at fair market value if after one year for a two-year period. Such common stock was not subject to repurchase after three years. These agreements were amended and restated in their entirety effective September 30, 2006. The amended and restated employment agreements last until December 31, 2009 and will automatically extend for successive 12-month periods unless either party provides the other with 120 days’ notice of its desire not to extend the agreement.

Senior long-term debt of $325,000 with a five-year life issued to certain officers was amortized over a three-year period consistent with the preferred stock issued to such officers. This was fully amortized by December 2005. The Company recorded compensation expense of $103,008 and $108,660 during the years ended December 31, 2005 and 2004, respectively.

For each of the years ended December 31, 2006, 2005 and 2004, the Company accrued management fees of $160,215, $200,000 and $200,000 to certain investors.

15.    Geographical Information

	Year ended December 31,
Revenues	2006	2005	2004
United States	$61,035,594	$35,648,405	$28,832,232
United Kingdom	60,414,436	38,298,387	31,634,414
Rest of World (excluding India)	318,500	7,000
India	—	—	—

	$121,768,530	$73,953,792	$60,466,646

Fixed assets, net	December 31, 2006	December 31, 2005
United States	$2,022,808	$779,961
India	19,518,994	15,425,040
United Kingdom	3,522	1,664

	$21,545,324	$16,206,665

16.    Commitments and Contingencies

Fixed Asset Commitments

At December 31, 2006, the Company had committed to spend approximately $3,290,799 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Exl India, Inductis India and NCOP have been established as “Export-Oriented Undertaking” enterprises under the “Export Import Policy” (the “policy”) formulated by the Government of India. Pursuant to this policy,

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

the Company has benefited from certain incentives on import of capital goods. Under this policy, Exl India, Inductis India and NCOP must achieve certain export ratios and realize revenues attributable to exports of approximately $244.5 million, $21.8 million and $43.4 million, respectively, over a period of five years.

In the event of Exl India and NCOP are unable to achieve their commitments over the specified period, Exl India and NCOP may be required to refund such incentives along with penalties and fines. Management, however, believes that Exl India and NCOP will achieve these export levels within the required timeframe.

Contingencies

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be considered such transactions. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with Indian tax authorities over the application of some of its transfer pricing policies. The Company has received three assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries.

The first assessment for the Financial Year 2002-03 requires that Exl India pay additional taxes in the amount of approximately $2.2 million. The Company has paid approximately $700,000 to the Indian tax authorities under protest as a deposit in respect of the first assessment while it is contesting the above order before the appellate authorities.

The second assessment order issued by the Indian taxing authorities regarding transfer pricing is with respect to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and requires that EXL India pay additional taxes of $3.6 million. We have paid approximately $1.6 million to the Indian tax authorities as a deposit with respect to this assessment while we are contesting the above order before the appellate authorities.

The third assessment requires the payment by Exl Inc. of approximately $3.2 million for the financial year 2002-03. Out of $3.2 million, the Company has already paid $1.6 million as a deposit in respect of the third assessment while it is contesting the above order before the appellate authorities.

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