Form 10-Q
period 2007-03-31
ExlService Holdings, Inc.
filed 2007-05-15
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2007, there were 28,460,500 shares of the registrant’s common stock outstanding (excluding 149,138 shares held in treasury), par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$73,927,180	$85,366,103
Restricted cash	417,946	1,093,277
Accounts receivable, net of allowance for doubtful accounts of $22,539 at March 31, 2007 and $100,828 at December 31, 2006	34,995,770	26,801,058
Accounts receivable from related parties	312,342	254,803
Employee receivables	831,528	638,589
Prepaid expenses	1,578,124	1,673,721
Deferred tax assets	3,479,167	3,570,990
Other current assets	2,236,267	3,321,992

Total current assets	117,778,324	122,720,533
Fixed assets, net	23,429,313	21,545,324
Intangibles, net of amortization	1,380,000	1,970,000
Goodwill	16,585,487	16,651,462
Restricted cash	330,877	302,160
Deferred tax assets	1,275,843	818,219
Other assets	5,488,745	1,601,244

Total assets	$166,268,589	$165,608,942

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,032,113	$3,161,942
Deferred revenue	5,864,736	6,376,725
Accrued employee cost	5,752,992	10,251,197
Other accrued expenses and current liabilities	7,955,351	14,336,829
Income taxes payable	1,793,281	2,705,326
Current portion of capital lease obligation	111,636	165,995
Deferred tax liabilities	509,450	700,901

Total current liabilities	25,019,559	37,698,915

Capital lease obligations, less current portion	195,501	227,651
Deferred tax liabilities	73,101	146,200
Other non current liabilities	410,910	339,715

Total liabilities	25,699,071	38,412,481
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,609,638 shares issued and outstanding as at March 31, 2007 and 28,262,289 shares issued and outstanding as at December 31, 2006	28,610	28,263
Additional paid-in capital	104,772,151	98,429,374
Retained earnings	34,073,273	28,664,647
Accumulated other comprehensive income (loss)	1,731,000	109,693

	140,605,034	127,231,977
Less: 149,138 shares as at March 31, 2007 and December 31, 2006, held in treasury, at cost	(35,516)	(35,516)

Total stockholders’ equity	140,569,518	127,196,461

Total liabilities and stockholders’ equity	$166,268,589	$165,608,942

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2007	2006
Revenues	$39,504,001	$21,457,814
Revenues (from related party)	350,447	100,170

Total revenues	$39,854,448	$21,557,984
Cost of revenues (exclusive of depreciation and amortization)	24,481,968	13,945,943

Gross profit	15,372,480	7,612,041

Operating expenses:
General and administrative expenses	6,035,547	3,675,030
Selling and marketing expenses	1,963,530	762,191
Depreciation and amortization	2,440,902	1,764,731

Total operating expenses	10,439,979	6,201,952

Income from operations	4,932,501	1,410,089
Other income (expense):
Foreign exchange gain	570,107	400,821
Interest and other income	1,007,802	237,623
Interest expense	(17,521)	(102,019)

Income before income taxes	6,492,889	1,946,514
Income tax provision/(benefit)	1,084,263	(166,768)

Net income	5,408,626	2,113,282
Dividends and accretion on preferred stock	—	(168,728)

Net income to common stockholders	$5,408,626	$1,944,554

Basic earnings per share to common stockholders	$0.19	$0.09
Diluted earnings per share to common stockholders	$0.19	$0.09
Weighted-average number of shares used in computing earnings per share:
Basic (1)	28,141,321	21,211,012
Diluted (1)	29,084,264	21,683,116

(1)	The weighted average number of shares and earnings per share data for three months ended March 31, 2006 has been adjusted to reflect the stock split and conversion effected by the Company in connection with its October 2006 initial public offering.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$5,408,626	$2,113,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,440,902	1,764,731
Amortization of deferred financing costs	—	15,000
Amortization of deferred stock compensation and other non-cash compensation	828,209	199,544
Interest on senior long term debt	—	69,333
Non employee stock options	116,252	104,417
Foreign exchange (gain)/loss (unrealized)	(100,073)	190,200
Deferred income taxes	(587,060)	(668,598)
Excess Tax Benefit from Stock—Based Compensation	(28,861)	—
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	646,613	(168,655)
Accounts receivable	(8,328,839)	(2,647,802)
Prepaid expenses and other current assets	932,684	303,431
Accounts payable	(568,915)	390,677
Deferred revenue	(500,371)	(358,298)
Accrued expenses and other liabilities	(3,759,990)	(508,203)
Income taxes payable	(912,045)	(519,264)
Other assets	(3,901,928)	11,650

Net cash provided by/(used for) operating activities	(8,314,796)	291,445

Cash flows from investing activities
Purchase of fixed assets	(3,039,802)	(1,630,647)

Net cash used in investing activities	(3,039,802)	(1,630,647)

Cash flows from financing activities
Principal payments on capital lease obligations	(119,767)	(2,017)
Proceeds from sale of common stock, net of issuance costs	—	(21,048)
Proceeds from exercise of stock options	10,367	16,463
Excess Tax Benefit from Stock-Based Compensation	28,861	—

Net cash provided by/(used for) financing activities	(80,539)	(6,602)

Effect of exchange rate changes on cash and cash equivalents	(3,786)	171,358

Net increase/(decrease) in cash and cash equivalents	(11,438,923)	(1,174,446)
Cash and cash equivalents at the beginning of the year	85,366,103	24,240,632

Cash and cash equivalents at the end of the period	$73,927,180	$23,066,186

Supplemental disclosure of cash flow information
Cash paid for interest	$12,440	$12,564
Cash paid for taxes	$2,486,756	$950,716
Supplemental disclosure of non-cash information
Assets acquired under capital lease	$33,259	$62,720
Fair value of the shares issued for non cash consideration	$5,449,042	$—

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries Exl Service.com, Inc. (“Exl Inc.”), ExlService.com (India) Private Limited (“Exl India”), Noida Customer Operations Private Limited (“NCOP”), Exl Support Services Pvt. Ltd. (“ESSPL”), ExlService (U.K.) Limited (“Exl UK”) and Inductis Inc. and its wholly owned subsidiaries (“Inductis”) (collectively, the “Company”) is a recognized provider of offshore solutions, including business process outsourcing (“BPO”), research and analytics, and advisory services. The Company’s clients are located principally in the United States and the United Kingdom.

The Company completed its October 2006 initial public offering and the common stock of the Company is listed on the Nasdaq Global Select Market under the symbol “EXLS.”

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10.01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements of ExlService Holdings for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2006 Form 10-K.

The unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of such statements for these periods. The consolidated statements of income for the interim periods presented are not necessarily indicative of the results for the full year.

The consolidated balance sheet at December 31, 2006 was derived from the audited consolidated balance sheet of ExlService Holdings included in the Company’s 2006 Form 10-K.

The weighted average number of shares and earnings per share data for three months ended March 31, 2006 has been adjusted to reflect the stock split and conversion effected by the Company in connection with its October 2006 initial public offering.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of ExlService Holdings and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Foreign Currency

The functional currency of each entity in the Company is its respective local country currency, which is also the currency of the primary economic environment in which it operates unless otherwise specified. Monetary assets and liabilities in foreign currencies are re-measured into functional currency at the rates of exchange prevailing at the balance sheet dates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded in the accompanying consolidated statements of income.

The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet dates. Revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the period. Resulting translation adjustments are included in accumulated other comprehensive income (loss).

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

Revenue Recognition

Revenues from BPO services include revenue from a range of services, including insurance services, banking and financial services, finance and accounting services and collection services. Revenues from advisory services include revenues from various services such as Sarbanes-Oxley compliance, internal audit outsourcing and financial reporting. Revenues from research and analytics services include revenues from services that are intended to facilitate more effective data-based strategic and operating decisions by our clients using research, statistical and quantitative analytical techniques.

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

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Three Months Ended March 31, 2007	$1,815,951
Three Months Ended March 31, 2006	$1,034,215

During the three months ended March 31, 2007, two customers accounted for 28% and 24%, respectively, of the Company’s total revenues. During the three months ended March 31, 2006, two customers accounted for 46% and 10% respectively, of the Company’s total revenues.

As of March 31, 2007, two customers accounted for 32% and 24% respectively, of the Company’s total accounts receivable. As of December 31, 2006, three customers accounted for 25%, 21% and 12% respectively, of the Company’s total accounts receivable.

Business Combinations, Goodwill and Intangible Assets

Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies that intangible assets acquired in a business combination must be recognized and reported separately from goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” all assets and liabilities of the acquired businesses including goodwill are assigned to reporting units.

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

Based on the results of its first step impairment tests performed on October 1, 2006, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event we record an impairment loss in the future, such amount will not be deductible for tax purposes. As of March 31, 2007, our goodwill balance was $16,585,487. The goodwill balance at March 31, 2007 has changed from the balance at December 31, 2006 due to purchase price adjustments recorded during the quarter ended March 31, 2007.

Intangible assets are carried at cost less accumulated amortization. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful lives of the intangible assets are as follows:

Customer relationships	2 years
Trademarks	1.5 years
Non-compete agreements	1 year

Segment Information

The Company is generally organized around its BPO, advisory, and research and analytics service lines. The chief operating decision maker generally reviews financial information at the consolidated statements of income level but does not review any information except for revenues and cost of revenues of the individual service lines. Therefore, the Company does not allocate or evaluate depreciation, amortization, interest expense or income, capital expenditures, and income taxes into its various service lines. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

Revenues and cost of revenues for the three months ended March 31, 2007 and 2006 for BPO, advisory and research and analytics services were as follows:

	Three months ended March 31, 2007				Three months ended March 31, 2006
	BPO	Advisory	Research and Analytics	Total	BPO	Advisory	Research and Analytics	Total
Revenues	$32,515,269	$2,762,531	$4,226,201	$39,504,001	$19,624,875	$1,342,024	$490,915	$21,457,814
Revenues from related parties	195,030	136,102	19,315	350,447	—	100,170	—	100,170

Total revenues	32,710,299	2,898,633	4,245,516	39,854,448	19,624,875	1,442,194	490,915	21,557,984
Cost of revenue (exclusive of depreciation and amortization)	18,843,248	1,962,049	3,676,671	24,481,968	12,614,024	1,085,321	246,598	13,945,943

Gross Profit	13,867,051	936,584	568,845	15,372,480	7,010,851	356,873	244,317	7,612,041
Selling, General and Administrative expenses				7,999,077				4,437,221
Depreciation and amortization				2,440,902				1,764,731
Foreign exchange gain				570,107				400,821
Interest and other income				1,007,802				237,623
Interest expense				(17,521)				(102,019)
Income tax (benefit) provision				1,084,263				(166,768)

Net Income				5,408,626				2,113,282
Dividends and accretion on preferred stock				—				(168,728)

Net Income to common stockholders				$5,408,626				$1,944,554

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “ Accounting for Stock-Based Compensation “ (FAS 123). FAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company adopted the provisions of FAS No. 123(R) using the modified prospective transition method, which requires that the estimated fair value of share based awards granted under stock incentive plans is recognized as compensation expense for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. See note 13 for a detailed discussion of our stock based compensation and our adoption of FAS No. 123(R).

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding during each period. In determining the income to common stockholders, net income has been reduced by dividends and accretion on preferred stock. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents plus the future stock compensation expense on stock options issued and outstanding at the reporting date. Stock options that are anti-dilutive are excluded from the computation of weighted average shares outstanding. For the three months ended March 31, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 942,943 and 472,104 shares (after giving effect to the stock split and conversion that occurred in connection with our initial public offering), respectively. The calculation of earnings per share for the three months ended March 31, 2007 and 2006 excludes stock options for 140,000 shares and 572,500 shares (after giving effect to the stock split and conversion that occurred in connection with our initial public offering) respectively, because the exercise price of such stock options is more than the average price of stock and hence to include them in the calculation would be anti-dilutive.

Accumulated Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income (loss) consists of net earnings and changes in the cumulative foreign currency translation adjustments and minimum pension liability adjustments. In addition, the Company, enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract.

Financial Instruments and Concentration of Credit Risk

Financial Instruments: For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities, recorded amounts approximate fair value due to the relatively short maturity periods.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and time deposits. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counter parties. Pursuant to our investment policy, our surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper and money market accounts to reduce our exposure to market risk with regard to these funds. Trade accounts receivables are incurred pursuant to the contractual terms with customers. See “Revenue Recognition” elsewhere in this footnote. Credit losses on accounts receivable have not been material because of a large concentration of revenues with a small number of large, established companies. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable.

Derivatives and Hedge Accounting: In the Company’s normal course of business, the Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under Company policies with counter parties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with the Great Britain pound sterling (GBP), United States dollars and the Indian rupee. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. The Company also hedges anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges, under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income (loss) until the contract is settled and at that time are recognized in the consolidated statements of income.

The Company had outstanding forward exchange contracts totaling $40,700,000 and GBP 23,250,000 as at March 31, 2007 and totaling $33,000,000 and GBP 21,700,000 as at December 31, 2006.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the consolidated statements of income. For the three months ended March 31, 2007 and 2006, net gains from ineffective cash flow hedges included in the consolidated statements of income totaled $70,668 and $185,989, respectively. Such gain is included in foreign exchange gain in the consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from Other Comprehensive Income into earnings as a result of forecasted transactions that failed to occur for three month periods ended March 31, 2007 and March 31, 2006.

We estimate that $1,749,891 of net derivative gains included in Other Comprehensive Income will be reclassified into earnings within the next 12 months. At March 31, 2007, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 21 months.

Recent Accounting Pronouncements

On January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties recognized in accordance with the guidance provided in FIN 48, if any, are being classified as interest expense and general and administrative expense respectively. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicated it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The implementation of FIN 48 did not have any impact on the Company’s consolidated financial statements.

All federal tax filings of ExlService Holdings for tax years since 2003 are subject to examination by federal tax authorities, and the 2004 tax year is being examined by the U.S. Internal Revenue Service. All state tax filings of ExlService Holdings for tax years from 2003 to 2005 are being examined by New York State tax authorities. All tax filings of the Company’s subsidiaries in India are subject to examination by Indian taxing authorities for tax years since 2001-02. Management believes that the outcome of these examinations will not have a material impact on the Company’s consolidated financial statements.

3. Acquisition of Inductis Inc.

On July 1, 2006, the Company acquired all of the outstanding capital stock of Inductis Inc. (“Inductis”) for $3,047,160 in cash and the issuance of 1,307,235 shares with a fair value $14,583,711 (including 257,273 shares of common stock issued as earn out consideration for performance related to the period ended December 31, 2006), which is accounted under the purchase method. Management believes that this acquisition will enable the Company to expand the types and sophistication of the research and analytics services, which are currently being offered by the Company. The results of operations of Inductis are included in the Company’s consolidated financial statements from July 1, 2006.

Intangible Assets

Information regarding the Company’s other intangible assets acquired in the Inductis acquisition is as follows:

	March 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Trademarks	$330,000	($165,000)	$165,000
Customer relationships	1,360,000	(510,000)	850,000
Non-compete agreements	1,460,000	(1,095,000)	365,000

	$3,150,000	($1,770,000)	$1,380,000

Amortization expense for the three months ended March 31, 2007 and 2006 was $590,000 and $0, respectively. The estimated amortization schedule for the intangible assets on a straight-line basis is set out below:

Year ended March 31,
2008	$1,210,000
2009	170,000

$1,380,000

4. Restriction on Cash Balances

Current restricted cash represents amounts on deposit with banks against letters of credit and bank guarantees issued by the Company for equipment imports amounting to $417,946 that will mature on various dates within the next year.

Non-current restricted cash represents guarantees against custom and excise bonding issued through banks amounting to $330,877 that will mature after March 31, 2008.

5. Comprehensive Income:

The following table sets forth the components of comprehensive income for the three months ended March 31, 2007 and March 31, 2006.

	Three months ended March 31,
	2007	2006
Net income available to common stockholders	$5,408,626	$1,944,554
Other comprehensive income:
Unrealized gain on effective cash flow hedges	1,516,014	421,652
Foreign currency translation adjustment	105,293	42,797

Total other comprehensive income	1,621,307	464,449

Total comprehensive income	$7,029,933	$2,409,003

6. Fixed Assets:

Fixed assets consist of the following:

	Estimated Useful Life (Years)	March 31, 2007	December 31, 2006
Network equipment, cabling and computers	3-5	$20,773,273	$20,068,764
Buildings	30	3,018,825	3,006,911
Leasehold improvements	3-5	8,394,869	8,401,713
Office furniture and equipment	3-7	3,592,573	3,652,614
Motor vehicles	3	944,779	927,716
Construction in progress		6,090,148	3,532,677

		42,814,467	39,590,395
Less: Accumulated depreciation and amortization		(19,385,154)	(18,045,071)

		$23,429,313	$21,545,324

Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was $1,850,902 and $1,764,731, respectively.

Construction in progress represents advances paid towards the acquisition of fixed assets and the cost of fixed assets not yet placed in service. The cost and accumulated amortization of assets under capital leases at March 31, 2007 were $771,931 and $484,095, respectively, and at December 31, 2006 were $825,177 and $456,082, respectively.

7. Senior Long-Term Debt

On December 13, 2002, certain new investors and members of management acquired senior promissory notes issued by the Company totaling $4,674,000. The senior promissory notes were to mature on December 13, 2007. The Company issued additional senior promissory notes to employees of the Company during August 2003 in the amount of $272,403. Interest on the principal amount was payable on maturity and accrued at a rate equal to the greater of (i) 2.02% semiannually or (ii) London Interbank Offered Rate.

Deferred financing costs, totaling $300,000, were included in other assets and were amortized to interest expense through the maturity date of the senior long-term debt. The Company repaid all outstanding promissory notes of $5,821,190 with a portion of the proceeds from its initial public offering. The un-amortized issuance cost was charged to interest expense upon the repayment of the senior long-term debt. For the three months ended March 31, 2007 and 2006, amortization of deferred financing costs amounted to $0 and $15,000, respectively.

8. Redeemable Preferred Stock

Holders of redeemable preferred stock were not permitted or entitled to vote on any matter required or permitted to be voted on by the stockholders of the Company. Holders of redeemable preferred stock had superior liquidation rights compared to the common stockholders. In the event of liquidation, dissolution or winding up of the operations of the Company, the redeemable preferred stockholders were entitled to receive a liquidation preference in the distribution of assets. Liquidation preference was equal to $100 per share plus any accrued and unpaid dividends. The Company is currently authorized to issue up to 15 million shares of preferred stock.

Holders of redeemable preferred stock were entitled to receive annual dividends, as and when declared by the Company out of funds legally available equal to 10% of the liquidation preference per share. Such dividends were payable, at the election of the Company, in cash or in the form of an additional liquidation preference and accrued annually, but were to be paid only upon redemption, liquidation or as otherwise declared by the Company. Such dividends were cumulative and accrued on a day-to-day basis, whether or not earned. The total accrued dividend or interest was paid to the preferred stock holders on the date of repurchase of the preferred stock.

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

For the three months ended March 31, 2007 and 2006, the Company recorded $0 and $153,728, respectively, as dividends and accretion on preferred stock in the consolidated statements of income.

The preferred stock was recorded net of issuance costs of $300,000, which were accreted over a period of five years. For the three months ended March 31, 2007 and 2006, amortization of issuance costs of $0 and $15,000, respectively, was included as dividends and accretion on preferred stock in the consolidated statements of income. The un-amortized issuance cost was charged to expense on the repurchase of preferred stock.

9. Capital Structure

Common Stock

Prior to the initial public offering, the Company had Series A common stock and Series B common stock issued and outstanding. Holders of Series A common stock had one vote for each share held with respect to all matters voted on by the stockholders of the Company. Holders of Series B common stock did not have any voting rights.

In connection with the October 2006 initial public offering all outstanding shares of Series B common stock of the Company converted automatically into shares of Series A common stock (the “Conversion”). In addition, immediately prior to the consummation of the offering, the Company increased its total authorized number of shares of capital stock and effected a two-for-one stock split (the “Stock Split”). As a result of the initial public offering, the Company only has one class of common stock outstanding.

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

Net gratuity cost includes the following components:

	Three months ended March 31,
	2007	2006
Service cost	$124,269	$65,112
Interest cost	18,930	7,749
Actuarial loss	5,232	—

Net gratuity cost	$148,431	$72,861

        The Company contributes to the Government Provident Fund (a defined contribution plan) on behalf of its employees in India. The assets held by the Government Provident Fund are not reported on the Company’s balance sheet. The contributions made to the Government Provident Fund for each period are as follows:

Three months ended March 31, 2007	$416,470
Three months ended March 31, 2006	$279,413

11. Leases

The Company leases motor vehicles from finance companies. Such leases are recorded as capital leases with interest rates ranging from 9.0% to 12.5%. Future minimum lease payments under these capital leases at March 31, 2007 are as follows:

Year ended March 31,
2008	$137,713
2009	144,783
2010	64,709

Total minimum lease payments	347,205
Less: amount representing interest	40,068

Present value of minimum lease payments	307,137
Less current portion	111,636

Long term capital lease obligation	$195,501

The Company conducts its operations using facilities, office furniture and certain equipment leased under non-cancelable operating lease agreements that expire in November 2011. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year ended March 31,
2008	$1,366,532
2009	967,948
2010	329,236

Total minimum lease payments	$2,663,716

Rent expense under operating leases was $694,860 and $676,837 for the three months ended March 31, 2007 and 2006, respectively.

12. Income Taxes

The Company recorded income tax expense of $1,084,263 for the three months ended March 31, 2007. This amount includes current taxes of $1,671,323 offset by a deferred tax benefit of $587,060.

The effective rate of taxes has increased to a provision of 17% for the three months ended March 31, 2007, as compared to a benefit of 9% for the three months ended March 31, 2006. This is due to the changes in the geographic distribution of our income. Certain of our Indian subsidiaries benefit from a tax holiday until March 2009.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

The fiscal year under the Indian Income Tax Act ends on March 31. A portion of the Company’s Indian operations qualify for deduction from taxable income because its profits are attributable to work performed in Export Processing Zones. This deduction is available for a period of ten consecutive years beginning from the year in which the entity commenced commercial operations. Accordingly, Exl India and NCOP benefit from this deduction. This deduction shall terminate if the Company ceases to operate in Export Processing Zones. ESSPL is not eligible for this deduction. The export revenue of Exl India qualifies for a deduction from taxable income because its profits are attributable to work performed in Export Processing Zones, and a substantial portion of the temporary differences would not have any tax consequences as they will reverse within the tax holiday period.

The deferred tax asset represents the tax effect of temporary differences related to the Company’s domestic operations and to the Company’s foreign operations that will reverse after the tax holiday period has expired.

The deferred tax benefit is primarily attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and arose due to differences in: (i) depreciation rates of fixed assets, (ii) provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act with respect to the Company’s foreign operations, (iii) deferred compensation and (iv) deferred revenue with respect to the domestic operations of the Company. At March 31, 2007, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiary. Based on this analysis, the Company has concluded that a valuation allowance offsetting the deferred tax assets should continue to be recorded at March 31, 2007 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance at March 31, 2007 is approximately $3.6 million.

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

The compensation cost that has been charged against income for our stock based compensation plan is as follows;

	Three months ended March 31,
	2007	2006
Cost of Revenue	$212,445	$—
General and Administrative expenses	550,000	199,544
Selling and Marketing expenses	65,764	—

Total	$828,209	$199,544

The unrecognized compensation cost for unvested options as of March 31, 2007, is $6,304,336, which is expected to be expensed over a weighted average period of 2.24 years. The fair value of the stock was estimated on the date of grant using third party valuations during the period when the Company was a non- public entity. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Three months ended March 31,
	2007	2006
Dividend yield	0%	0%
Expected life (years)	6.25	5.00
Risk free interest rate	4.78%	4.00%
Volatility	50%	50%

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,642,190	$10.46
Granted	140,000	$24.85
Exercised	(90,076)	$0.12
Forfeited	(64,550)	$11.19

Outstanding at March 31, 2007	1,627,564	$11.06

Vested and exercisable at March 31, 2007	289,864	$7.36

Available for grant at March 31, 2007	2,469,398

The weighted-average fair value of options granted during the three months ended March 31, 2007 and 2006 was $12.82 and $0, respectively. The weighted-average remaining contractual life of options outstanding and exercisable at March 31, 2007 was 8.14 years. The weighted average fair value of vested and exercisable options at March 31, 2007 is $3.49.

Restricted Stock and Restricted Stock Units

An award of restricted stock is a grant of shares subject to conditions and restrictions set by the Committee. The grant or the vesting of an award of restricted stock may be conditioned upon service to us or our affiliates or upon the attainment of performance goals or other factors, as determined in the discretion of the Committee. The Committee may also, in its discretion, provide for the lapse of restrictions imposed upon an award of restricted stock. Holders of an award of restricted stock will have, with respect to the restricted stock granted, all of the rights of a stockholder, including the right to vote and to receive dividends.

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

Restricted stock activity under the Company’s stock plans is shown below:

	Number of restricted stock shares	Weighted average intrinsic value	Number of restricted stock units	Weighted average intrinsic value
Non vested at December 31, 2006	267,270	$9.34	16,000	$9.86
Granted	167,000	23.60	—	—
Vested	—	—	(4000)	9.86
Forfeited	(11,618)	8.65	—	—

Non vested at March 31, 2007	422,652	$14.25	12,000	$9.86

As of March 31, 2007, unrecognized compensation cost of $5,330,693 is expected to be expensed over a weighted average period of 2.3 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan during three months ended March 31, 2007 was $23.60. The weighted-average remaining contractual life of restricted stock and restricted stock units outstanding and exercisable at March 31, 2007 was 9.34 years.

The number of options and restricted stock has been adjusted to reflect the stock split described in Note 9.

Advisory Board Options

In 2005, the Company granted to a member of its advisory board options to purchase 10,000 shares (after giving effect to the Stock Split and Conversion) of Series B common stock at an exercise price of $11.88 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at March 31, 2007 was determined to be $139,870. In 2003, the Company also granted to members of its advisory board options to purchase 20,000 shares (after giving effect to the Stock Split and Conversion) of Series B common stock at an exercise price of $0.12 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at March 31, 2007 was determined to be $410,794. These options vest over a period of four years and expire ten years from the vesting date. For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of $26,648 and $14,753, respectively. The fair value and related compensation expense will be remeasured for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of Series A common stock at an exercise price of $6.25 per share in July 2004 to one of our clients. The option is fully exercisable and expires ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes valuation model was approximately $1,792,000. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement. Amortization for the three months ended March 31, 2007 and 2006 was $89,604 and $89,604, respectively.

14. Related Party Transactions

The Company received services in India for employee training performed by a company controlled by a stockholder. This company is one of the many companies rendering such services to Exl India. The Company recorded expenses related to these services of $0 and $18,448 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 the Company had a balance payable of $1,869 related to these services. The agreement with this company terminated on September 30, 2006.

The Company provides advisory services related primarily to compliance with the Sarbanes-Oxley Act of 2002 to Williams Scotsman, Inc., a provider of mobile and modular building solutions in North America. Williams Scotsman, Inc. is controlled by entities related to one of the Company’s significant stockholders. The Company recognized approximately $21,602 and $25,650 in the three months ended March 31, 2007 and 2006, respectively, in advisory fees revenue and expense reimbursements from Williams Scotsman, Inc. At March 31, 2007 and December 31, 2006 the Company had an account receivable of $21,602 and $59,633, respectively, related to these services.

The Company provides BPO services to MedSynergies, Inc., a provider of outsourced billing, claims administration and payment processing services to healthcare providers. MedSynergies, Inc. is controlled by entities related to one of the Company’s significant stockholders. The Company recognized revenue of approximately $195,030 and $0 in the three months ended March 31, 2007 and 2006, respectively, from MedSynergies, Inc. At March 31, 2007 and December 31, 2006 the Company had an account receivable of $195,030 and $130,020, respectively, related to these services.

The Company provides advisory services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by one of the Company’s significant stockholders. The Company recognized revenue of approximately $114,500 and $74,520 in the three months ended March 31, 2007 and 2006, respectively, for advisory fees and expense reimbursements from Duane Reade Holdings, Inc. At March 31, 2007 and December 31, 2006 the Company had an account receivable of $90,810 and $55,350, respectively, related to these services.

The Company provides analytical services to FTVentures, one of the Company’s significant stockholders, for which the Company recognized revenue of approximately $19,315 and $0 in the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006 the Company had an account receivable of $4,900 and $9,800, respectively, related to these services.

The Company entered into employment and non-competition agreements with certain members of senior management in November 2002. The initial term of these agreements was three years and the Company had the option to extend the term for two additional one-year periods. The agreements had been extended through September 30, 2006. Upon termination of employment under conditions as defined, 25% of certain common stock, as defined, held by such senior management is subject to repurchase by the Company at cost for up to one year and at fair market value if after one year for a two-year period. Such common stock was not subject to repurchase after three years. These agreements were amended and restated in their entirety effective September 30, 2006. The amended and restated employment agreements will expire in December 31, 2009 and will automatically extend for successive 12-month periods unless either party provides the other with 120 days’ notice of its desire not to extend the agreement.

For the three months ended March 31, 2007 and 2006, the Company accrued management fees of $0 and $50,000, respectively, to certain investors.

15. Geographical Information

	Three months ended March 31,
	2007	2006
Revenues
United States	$19,154,708	$9,557,583
United Kingdom	20,574,825	11,996,401
Rest of World (excluding India)	113,595	4,000
India	11,320	—

	$39,854,448	$21,557,984

	March 31, 2007	December 31, 2006
Fixed assets, net
United States	$1,874,613	$2,022,808
India	21,548,946	19,518,994
United Kingdom	5,754	3,522

	$23,429,313	$21,545,324

16. Commitments and Contingencies

Fixed Asset Commitments

At March 31, 2007, the Company had committed to spend approximately $1,139,674 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

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

If Exl India, Inductis India and NCOP are unable to achieve their commitments over the specified period, Exl India, Inductis India and NCOP may be required to refund such incentives along with penalties and fines. Management, however, believes that Exl India and NCOP will achieve these export levels within the required timeframe.

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

The first assessment for the tax year 2003-04 requires that Exl India pay additional taxes in the amount of approximately $2.2 million. The Company has paid approximately $0.7 million to the Indian tax authorities as a deposit in respect of the first assessment while it is contesting the above order before the appellate authorities.

The second assessment order issued by the Indian taxing authorities regarding transfer pricing is with respect to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and requires that EXL India pay additional taxes of $3.8 million. We have paid approximately $1.6 million to the Indian tax authorities as a deposit with respect to this assessment while we are contesting the above order before the appellate authorities.

The third assessment requires the payment by Exl Inc. of approximately $3.4 million for the tax year 2003-04. Out of $3.4 million, the Company has already paid $1.6 million as a deposit in respect of the third assessment while it is contesting the above order before the appellate authorities.

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. There is a possibility that the Company might receive similar orders for subsequent years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, which amounts total $3.9 million as of March 31, 2007, are included in “Other assets” in our March 31, 2007 Consolidated Balance Sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our 2006 Form 10-K. Some of the statements in the following discussion are forward looking statements. See “Forward Looking Statements.”

Overview

We are a recognized provider of offshore solutions, including BPO, research and analytics and advisory services, primarily serving the needs of Global 1000 companies in the banking, financial services and insurance sector as well as other industry sectors such as utilities. We provide integrated front-, middle- and back-office process outsourcing services and manage large-scale processes for our U.S. and U.K.-based clients. The BPO services we provide involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client. Our research and analytics services are intended to facilitate more effective data-based strategic and operating decisions by our clients using statistical and quantitative analytical techniques. Our advisory services include risk assessment, documentation and internal controls testing, business process re-engineering and process quality monitoring. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them.

We market our services directly through our sales and marketing team, which operates out of New York and London, and our business development team, which operates out of Noida, India. We currently operate nine operations facilities in India and the U.S. including two operation facilities of Inductis.

We completed the Inductis acquisition on July 1, 2006. The Inductis acquisition has expanded the types and sophistication of the research and analytics services we offer. The results of operations of Inductis are consolidated in our financial statements with effect from July 1, 2006. As a result, our results of operations for the three months ended March 31, 2007 are not comparable to our results of operations for the three months ended March 31, 2006. See “Inductis Acquisition” below.

In October, 2006, we consummated an initial public offering of our shares of common stock. Our initial public offering resulted in net proceeds of $69.8 million to us after deducting underwriting discounts and commissions and related expenses. Our common stock is traded on the Nasdaq Global Select Market under the symbol “EXLS.” In connection with the initial public offering, we effected a conversion of our common stock and a two-for-one stock split.

Revenues

We generate revenues principally from contracts to provide BPO, research and analytics and advisory services. For the three months ended March 31, 2007, we had total revenues of $39.9 million compared to total revenues of $21.6 million for the three months ended March 31, 2006, an increase of 84.7%. A significant portion of this increase is attributable to the Inductis Acquisition, which contributed $4.2 million to our revenues for the three months ended March 31, 2007. The key drivers of our revenue growth for the three months ended March 31, 2007 were as follows:

•	Growth of our client base, both organically and inorganically.

•	Ongoing growth in existing client relationships.

•	Growth of advisory services including Sarbanes – Oxley compliance, internal audit outsourcing, internal controls documentation and testing and research and analytics services.

We anticipate that our revenues will grow as we expand our service offerings, both organically and through further acquisitions. Revenues from new clients are an indicator of successful marketing efforts and do not represent a trend in our results of operations. We provide our clients with a range of BPO services, including insurance services, banking and financial services, finance and accounting services and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant BPO service, implement a process migration to these operations centers and then provide services either to that client or directly to that client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The BPO services we provide to our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide. Our revenues may also be adversely affected to the extent our existing clients reduce or eliminate their use of our service offerings. In particular, we expect our revenues in 2007 to be affected by the decision of one of our clients to change its outsourcing strategy by moving more of its work from third-party contractors to its in-house group operating offshore.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 48.1% and 51.6%, respectively, of our total revenues in the three months ended March 31, 2007 and approximately 44.3% and 55.6%, respectively, of our total revenues in the three months ended March 31, 2006.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended March 31, 2007 and 2006, our total revenues from our two largest clients grew to $11.0 million and $9.5 million, respectively, accounting for 27.6% and 23.8% of our total revenues, respectively, during these periods.

We provide services to Norwich Union (an Aviva company), which represented $11.0 million, or 27.6%, of our total revenues in the three months ended March 31, 2007 and $9.8 million, or 45.5%, of our total revenues for the three months ended March 31, 2006, under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement cannot be terminated by our client without cause prior to January 2008. The second framework agreement expires in July 2009 and can be terminated by Norwich Union without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After these initial terms, Norwich Union may terminate these agreements without cause or penalty with six months notice. We provide services to Centrica, which represented $9.5 million, or 23.8%, of our total revenues for the three months ended March 31, 2007 and $2.1 million, or 9.7% of our total revenues for the three months ended March 31, 2006, under an agreement that has an initial term that expires in July 2008 and that can be terminated by Centrica for cause only during its initial term. Contracts with other BPO clients representing approximately 27.1% of our total BPO revenues for the three months ended March 31, 2007 will expire prior to March 31, 2008, while the remainder of our BPO contracts expire in more than one year or do not have specified initial terms and remain in effect until terminated or until there are no work orders or engagement schedules.

We derived revenues from 13 and 2 new clients for our services, including advisory and research and analytics services, in the three months ended March 31,

2007 and 2006, respectively. By acquiring Inductis, we obtained 17 additional new clients in 2006. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

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

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended March 31, 2007 and March 31, 2006, 4.5% and 4.8%, respectively, of our revenues represent reimbursement of such expenses.

Our operating results may vary significantly from period to period as a result of various factors, including, for example, seasonal changes in our clients’ operations.

We also bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts, and our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. Although we take steps to hedge a substantial portion of our Indian rupee-U.S. dollar foreign currency exposures, our results of operations may be adversely affected if there is significant fluctuation among the Indian rupee, the U.K. pound sterling and the U.S. dollar or if our hedging strategy is unsuccessful.

Norwich Union has the option from January 2008 through February 2011 under one of its contracts with us to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount that will approximate the net asset value of that facility on the date of transfer. The exercise of this option would result in both a loss of revenues and the loss of all of our employees who are at that time working under that contract. Norwich Union has recently exercised its option to assume the operations of the facilities of one of its third party vendor-contractors and has publicly announced its intention to start exercising its option to assume the operations of the facilities of certain of its other third party vendor-contractors, including one of our facilities in Pune. The affected facility generated 16.1% and 25.0% of our total revenues in the three months ended March 31, 2007 and March 31, 2006, respectively. We expect that any decline in revenues that we would experience when Norwich Union exercises this option would be partially offset by a decrease in expenses associated with the operation of the affected Pune facility.

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

The most significant component of our cost of revenues is employee compensation, recruitment, training and retention. Salary levels in India, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. Salary increases are generally awarded each year effective April 1. Accordingly employee costs are generally lower in the first quarter of each year compared to the rest of the year. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees in India, particularly among the highly skilled workforce needed to execute BPO services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes a non-cash amortization of stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients.

A significant portion of our increase in cost of revenues for the three months ended March 31, 2007 over the same period in 2006 is a result of the Inductis acquisition, which contributed $3.7 million to our consolidated cost of revenues. We expect our cost of revenues to continue to increase as we continue to add professionals in India and the United States, to service additional business, in particular as our research and analytics and advisory services businesses grow, both organically and as a result of acquisitions, and as wages continue to increase in India. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients.

Cost of revenues is also affected by our long selling cycle and implementation period for our BPO services, which require significant commitments of capital, resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. In addition, once a client in a new contract engages us, our cost of revenues may represent a higher percentage of revenues until the implementation phase for that contract, generally three to four months, is completed.

We also expect cost of revenues to increase when we add new operations facilities due to increases in telecommunication and rent expenses and other facilities operating costs. In particular, we recently established a new operations facility in Noida, India, having a total capacity of 1,200 workstation out of which approximately 400 workstations became operational in April 2007, and are contractually committed to one of our clients to establish and maintain a viable BPO offshore operation outside of India by September 2008. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease and this will have a negative impact on our operating margin. The Finance Act for India for the upcoming fiscal year has imposed additional taxes on leased real estate. As such, we may determine that it is in our interest to exercise our purchase options with respect to certain of our leased properties. In addition, in the future we may decide to purchase real estate instead of leasing it, which is likely to increase our initial expense in connection with any expansion of our facilities.

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

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements, and intangible assets. Amortization of intangible assets acquired in the Inductis acquisition is part of depreciation and amortization. Amortization of deferred stock compensation expenses is not included in depreciation and amortization, but is included as an element of compensation expenses as described above. As we add facilities, including our new operations facility in Noida, India, having a total capacity of 1,200 workstations out of which approximately 400 workstations became operational in April 2007, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure.

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars and a substantial portion of our total revenues is earned in U.K. pound sterling. Accordingly, our results of operations are adversely affected if the pound sterling depreciates against the U.S. dollar. Although substantially all of our revenues are primarily denominated in U.S. dollars or U.K. pound sterling (48.1% and 51.6%, respectively, for the three months ended March 31, 2007), most of our expenses (62.0% in the three months ended March 31, 2007) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The results of our operations are affected as the Indian rupee appreciates or depreciates against the U.S. dollar or the U.K. pound sterling.

The impact of exchange rate fluctuations for the three months ended March 31, 2007 was favorable to us as compared to the three months ended March 31, 2006. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Currency Regulation

According to the prevailing foreign exchange regulations in India, an exporter of BPO services that is registered with a software technology park or an export processing zone in India, such as our subsidiaries Exl India and Inductis India Private Limited (“Inductis India”), is required to realize its export proceeds within a period of 12 months from the date of exports. Similarly, in the event that such exporter has received any advance against exports in foreign exchange from its overseas customers, it will have to render the requisite services so that the advances received are earned within a period of 12 months. If Exl India or Inductis India did not meet these conditions, it would be required to obtain permission to export foreign currency from the Reserve Bank of India.

ExlService Holdings and Inductis receive payments under most of our client contracts and are invoiced by Exl India and Inductis India, as applicable, for services that Exl India and Inductis India, as applicable, provide to our clients under these contracts. Exl India and Inductis India hold the foreign currency they receive, primarily from ExlService Holdings and Inductis, in an export earners foreign currency account. All foreign exchange requirements, including import of capital goods, expenses incurred during foreign travel of employees and discharge of foreign exchange are met using the foreign currency in that account. As and when funds are required in India, such funds are transferred to an Indian rupee account.

Income Taxes

The Indian Finance Act, 2000 provides Exl India and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The Indian Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Accordingly, facilities established in India on or before March 31, 2000 have a ten-year tax holiday, new facilities established on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2009. After March 31, 2009, the tax holiday will no longer be available to new facilities. Exl India provides BPO services from its wholly owned, export oriented units situated in Noida and Pune. The income derived from the services rendered from these facilities is not subject to taxes in India until March 31, 2009. Inductis India is located in Gurgaon and its services also qualify under the Indian Finance Act, 2000 for a tax holiday until March 31, 2009.

As a result of the tax holiday, our BPO service operations have been subject to relatively lower tax liabilities. For example, we recognized lower income tax expense with respect to the Company’s foreign operations for the three months ended March 31, 2007 as a result of the tax holiday, compared to approximately $1.8 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). When our tax holiday expires or terminates, our tax expense will materially increase. While we have incurred losses in the prior periods under applicable Indian tax laws, we have decided not to carry forward these losses.

We recognize deferred tax assets and liabilities for temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

The recently enacted Finance Act for India for the upcoming fiscal year includes modifications of existing tax regulations including the imposition of Minimum Alternative Tax obligations beginning in April 2007. In addition, the Finance Act imposes a Service Tax on lease rentals of certain properties.

The recently enacted Finance Act also subjects equity compensation to a Fringe Benefit Tax (the “FBT”). FBT will be based on the gain in the fair market value as of the vesting date. The FBT has the potential to increase our tax costs and/or those of our India-based employees. We are in the process of evaluating the impact of these new taxes and have not determined the full extent to which these proposed provisions will affect our results of operations and financial position.

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among our subsidiaries and EXL Service Holdings Inc. may be considered such transactions. Accordingly, we determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of our tax returns and determine that the transfer price applied was not appropriate, we may incur increased tax liabilities, including accrued interest and penalties. We are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies. We have received three assessment orders from the Indian tax authorities with respect to their audit of certain of our subsidiaries.

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

The third assessment order issued by the Indian taxing authorities, which was issued against EXL Inc., relates to EXL Inc.’s 2003-04 tax year. The assessment order alleges that EXL Inc. has a permanent establishment in India and demands that it pay additional taxes of $3.4 million. Out of the $3.4 million demanded, we have paid approximately $1.6 million as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities. If EXL Inc. were found to have a permanent establishment in India, it would be required to pay Indian taxes on the income deemed attributed to such permanent establishment for the 2003-04 tax year as well as for subsequent years.

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have accordingly not accrued any amount with respect to these matters in our unaudited consolidated financial statements. We do not expect any impact from these assessments on our future income tax expense. We are subject to U.S. income taxes on the profits we recognize in the United States. There is a possibility that we might receive similar orders for subsequent years until the common dispute is resolved.

Inductis Acquisition

On July 1, 2006, we completed the Inductis acquisition. Inductis is a provider of research and analytics services. The Inductis acquisition has expanded the types and sophistication of the research and analytics services we offer. The total consideration for the Inductis acquisition, including the assumption of liabilities, earn-out and contingent payments and transaction costs, could be approximately $31.5 million. As of March 31, 2007, we have paid approximately $17.7 million of such consideration including $3.0 million cash and the issuance of 1,307,235 shares of our common stock.

We also agreed to make certain additional earn-out payments to the former holders of Inductis securities based on the satisfaction of certain agreed-upon financial performance goals for the Inductis business in 2007 and certain additional contingent payments in a mix of cash and additional shares of our common stock, the mix of which cannot be determined until the size of the contingent payments, if any, is determined, based on the satisfaction of certain agreed-upon financial performance goals. The value of any such contingent payments is expected to range from $0.6 million to $6.5 million.

Critical Accounting Policies

We consider the policies discussed below to be critical to an understanding of our unaudited consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain. These policies include revenue recognition, estimating tax liabilities, stock-based compensation, derivative instruments and pension plan liabilities. These accounting policies and the associated risks are set out below. Future events may not occur exactly as forecasted, and estimates routinely require adjustment.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position and the information presently available to EXL Service Holdings Inc., we believe we have adequately accrued for probable exposures as of March 31, 2007. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

Applicable transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s length price. Transactions among our subsidiaries and EXL Service Holdings Inc. may be considered such transactions. Accordingly, we determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. We are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies.

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At March 31, 2007, we performed an analysis of the deferred tax asset valuation allowance on our Indian subsidiaries and concluded that a valuation allowance offsetting the deferred tax assets be recorded, based on our conclusion that it is more likely than not that there will not be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each period. See Note 12, “Income Taxes,” in the notes to our unaudited consolidated financial statements for the three months ended March 31, 2007.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method of transition with regard to stock-based awards. Before the consummation of our initial public offering, we used a third party valuation firm to perform valuations of the fair value of our securities in connection with certain stock-based equity grants.

See Note 2, “Summary of Significant Accounting Policies,” and Note 13, “Stock Based Compensation,” in the notes to our unaudited consolidated financial statements for the three months ended March 31, 2007, for significant factors considered in determining the fair value of our stock.

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

At March 31, 2007, forward exchange contracts of $40.7 million and U.K. pound sterling 23.3 million were outstanding. We have evaluated the effectiveness of all our forward exchange contracts. For the three months ended March 31, 2007 and 2006, net gains from ineffective cash flow hedges included in the consolidated statements of income totaled $70,668 and $185,989 respectively. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in accumulated comprehensive income are reclassified to earnings.

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

Results of Operations

The following table summarizes our results of operations:

	Three months ended March 31,
	2007	2006
Revenues (1)	$39,504,001	$21,457,814
Revenues (from related party) (1)	350,447	100,170

Total revenues	$39,854,448	$21,557,984
Cost of revenues (exclusive of depreciation and amortization) (2)	24,481,968	13,945,943

Gross profit	15,372,480	7,612,041

Operating expenses:
General and administrative expenses (3)	6,035,547	3,675,030
Selling and marketing expenses (3)	1,963,530	762,191
Depreciation and amortization (4)	2,440,902	1,764,731

Total operating expenses	10,439,979	6,201,952

Income from operations	4,932,501	1,410,089
Other income (expense):
Foreign exchange gain	570,107	400,821
Interest and other income	1,007,802	237,623
Interest expense	(17,521)	(102,019)

Income before income taxes	6,492,889	1,946,514
Income tax provision/(benefit)	1,084,263	(166,768)

Net income	5,408,626	2,113,282
Dividends and accretion on preferred stock	—	(168,728)

Net income to common stockholders	$5,408,626	$1,944,554

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues.

(2)	Cost of revenues includes $0.2 million and $0 for the three months ended March 31, 2007 and March 31, 2006, respectively, as amortization of stock compensation expense relating to issuance of stock options to employees directly involved in providing services to our clients. Cost of revenues excludes depreciation and amortization related to fixed assets as described in note 13.

(3)	SG&A expenses include $0.6 million and $0.2 million for the three months ended March 31, 2007 and March 31, 2006, respectively, as amortization of stock compensation expense relating to issuance of stock options to our non-operations staff as described in note 13.

(4)	Depreciation and amortization includes $0.6 million and $0 for the three months ended March 31, 2007 and March 31, 2006, respectively, as of amortization of intangibles as described in note 3.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

As a result of the Inductis acquisition, our results of operations for three months ended March 31, 2007 are not comparable to the three months ended March 31, 2006. Our results of operations for the three months ended March 31, 2007 are favorably impacted by the Inductis acquisition, an increase in revenues, changes in exchange rates and better capacity utilization over the prior year. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease, which will have a negative impact on our operating margin. Also, exchange rates fluctuations will have a positive or a negative impact on our net income depending on the direction of the fluctuation.

Revenues. Revenues increased 84.7% from $21.6 million for the three months ended March 31, 2006 (including $1.0 million of reimbursable expenses) to $39.9 million for the three months ended March 31, 2007 (including $1.8 million of reimbursable expenses). We recognized revenues from 51 clients (including 17 clients acquired in the Inductis acquisition), including clients for our research and analytics services and our advisory services, during the three months ended March 31, 2007 compared to 29 clients during the three months ended March 31, 2006. Revenues attributable to 17 new clients obtained as a result of the Inductis acquisition were $4.2 million during the three months ended March 31, 2007. Revenue increases from existing clients were attributable to faster than expected volume increases within existing processes and the addition of 10 processes. The increase in revenue was also attributable to favorable changes in exchange rates during the period.

Cost of Revenues. Cost of revenues increased 75.0% from $14.0 million for the three months ended March 31, 2006 to $24.5 million for the three months ended March 31, 2007. Cost of revenues for the three months ended March 31, 2007 includes $3.8 million related to the Inductis business, which was not included in cost of revenues for the three months ended March 31, 2006. Salaries and personnel expenses increased from $9.1 million in the three months ended March 31, 2006 to $17.0 million in the three months ended March 31, 2007 as a result of an increase in headcount from 5,799 employees at March 31, 2006 to approximately 8,966 employees (including 256 employees from Inductis) at March 31, 2007. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs increased from $1.7 million for the three months ended March 31, 2006 to $2.1 million for the three months ended March 31, 2007, primarily reflecting our increased workforce and increased capacity utilization. Cost of revenues includes $0.2 million and $0 for the three months ended March 31, 2007 and March 31, 2006, respectively, for amortization of stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues decreased from 64.8% for the three months ended March 31, 2006 to 61.4% for the three months ended March 31, 2007.

Gross Profit. Gross profit increased 102.6% from $7.6 million for the three months ended March 31, 2006 to $15.4 million for the three months ended March 31, 2007, including $0.4 million for the three months ended March 31, 2007 from Inductis. The increase in gross profit is the result of increased revenue, improved capacity utilization in 2007 over 2006 and the impact of exchange rates on our profitability. The increase in gross profit does not represent a trend in our results of operations. As a result, gross profit as a percentage of revenues increased from 35.2% for the three months ended March 31, 2006 to 38.6% for the three months ended March 31, 2007.

SG&A Expenses. SG&A expenses increased 81.8% from $4.4 million for the three months ended March 31, 2006 to $8.0 million for the three months ended March 31, 2007. General and administrative expenses increased 62.2% from $3.7 million for the three months ended March 31, 2006 to $6.0 million for the three months ended March 31, 2007 and selling and marketing expenses increased 150% from $0.8 million for the three months ended March 31, 2006 to $2.0 million for the three months ended March 31, 2007. These increases were primarily due to the addition of corporate and sales and marketing staff in the United States, as well as an increase in audit and other professional fees incurred as a result of becoming a public company. The increase in SG&A expenses is also attributed to the addition of $1.8 million in expenses incurred by Inductis. Salary and personnel expenses increased from $2.6 million for the three months ended March 31, 2006 to $3.9 million for the three months ended March 31, 2007. Salaries and personnel expense included $0.7 million in expenses as a result of the Inductis acquisition. SG&A expenses include $0.6 million and $0.2 million for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively, on account of amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses decreased slightly from 20.4% for the three months ended March 31, 2006 to 20.1% for the three months ended March 31, 2007.

Depreciation and Amortization. Depreciation and amortization increased 33.3% from $1.8 million for the three months ended March 31, 2006 to $2.4 million for the three months ended March 31, 2007. The increase was primarily due to the amortization of intangibles acquired from Inductis. We have constructed a new operations facility in Noida, having a total capacity of 1,200 workstations out of which approximately 400 workstations became operational in April 2007. As we add facilities, we also expect that depreciation expense will increase, reflecting additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations increased 250% from $1.4 million for the three months ended March 31, 2006 to $4.9 million for the three months ended March 31, 2007. Operating margin increased period-to-period due to a significant increase in revenue from advisory services partly caused by seasonal factors, a higher than expected demand, favorable exchange rates and better capacity utilization rate. This was partly offset by a loss of $1.4 million at Inductis due to lower demand caused primarily by lower discretionary spending among its largest customers. As a percentage of revenues, income from operations increased from 6.5% for the three months ended March 31, 2006 to 12.3% for the three months ended March 31, 2007. The significant increase in income from operations does not represent a trend in our results of operations and we expect a decrease in our operating margin in 2007 as compared to previous quarters as we make key investments in our infrastructure and support functions.

Other Income (Expense). Other income (expense) is comprised of foreign exchange gains and losses, interest income and expense and interest expense on redeemable preferred stock. Other income increased from $0.5 million for the three months ended March 31, 2006 to $1.6 million for the three months ended March 31, 2007 as a result of interest income on the net proceeds from our initial public offering, increase in foreign exchange gains and reduction in interest expense due to the repayment of our preferred stock in October and November 2006.

Provision for Income Taxes. Provision for income taxes increased from a benefit of $0.2 million for the three months ended March 31, 2006 to an expense of $1.1 million for the three months ended March 31, 2007 and the corresponding effective rate of taxes has increased to a provision of 17% for the three month ended March 31, 2007 compared to a benefit of 9% for the three month ended March 31, 2006. The increase is primarily because of an increase in U.S. income, which is subject to tax, resulting in an increase in current taxes to $1.7 million for the three months ended March 31, 2007 from 0.7 million for the three months ended March 31, 2006. This was partly offset by the recognition of a deferred tax asset of $0.6 million for the three months ended March 31, 2007 compared to a benefit of $0.9 million for the three months ended March 31, 2006. See Note 12, “Income Taxes,” in the notes to our unaudited consolidated financial statements for the three months ended March 31, 2007.

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock were $0 for the three months ended March 31, 2007 compared to $0.2 million for the three months ended March 31, 2006, reflecting the repayment of our preferred stock in October and November 2006.

Net Income to Common Stockholders. Net income to common stockholders increased 184.2% from $1.9 million for the three months ended March 31, 2006 to $5.4 million for the three months ended March 31, 2007. Net income margin increased period-to-period due to the increased revenue, favorable exchange rates and better capacity utilization. The significant increase in net income to common stockholders does not represent a trend in our results of operations and will vary as we build capacity for future ramps ups and exchange rates fluctuate. As a percentage of revenues, net income increased from 8.8% for the three months ended March 31, 2006 to 13.5% for the three months ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2007, we had $73.9 million in cash and cash equivalents on hand.

In October, 2006, we consummated an initial public offering of our common stock. In the offering, we issued and sold 5,750,000 shares of our common stock at an initial offering price of $13.50 per share, resulting in gross proceeds of $77.6 million and net proceeds of approximately $69.8 million after deducting underwriting discounts and commissions of approximately $5.4 million and related offering expenses of approximately $2.4 million. We used approximately $6.7 million of the net proceeds from the initial public offering to repurchase all of the outstanding shares of preferred stock and approximately $5.8 million to repay all outstanding senior promissory notes payable to certain stockholders.

Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar fashion. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. In the three months ended March 31, 2007, cash flows from operating activities decreased to an outflow of $8.3 million compared to an inflow of $0.3 million for the three months ended March 31, 2006. This decrease is predominantly due to an increase in accounts receivable due to revenue growth and the timing of payments from our customers, increase in other assets and a decrease in accounts payable and accrued expenses including accrued compensation costs due to timing of payments to our vendors and higher bonus payout to our employees. However we were able to recover approximately $14 million in April 2007 from our clients against outstanding accounts receivable as of March 31, 2007. Net income increased in the three months ended March 31, 2007 by $3.3 million compared to the three months ended March 31, 2006 due to continued growth in our business.

Cash used in investing activities increased to $3.0 million in the three months ended March 31, 2007 from $1.6 million in the three months ended March 31, 2006. The increase is a result of the purchase of fixed assets for the new facility in Noida, which has a total capacity of approximately 1,200 seats.

There was no material change in cash used in financing activities during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we have made significant capital investments, primarily related to new facilities. Capital expenditures we make to meet client needs represent primarily leasehold improvements to buildout facilities, telecommunications equipment, and computer hardware and software we purchase in connection with managing client operations. We incurred $10.4 million of capital expenditures in 2006. We expect to incur approximately $11 million to $14.5 million of capital expenditures in 2007. We expect capital expenditures in 2007 will be used primarily to meet the growth requirements of our clients, including expanding our facilities, as well as to improve our internal technology. We have constructed a new operations facility in Noida, India, having a total capacity of 1,200 workstations, out of which approximately 400 seats became operational in April 2007, at a total cost of approximately $8.0 million.

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

In addition, in connection with the tax assessment orders issued against EXL India and Exl Inc we may be required to make additional deposits in the near future pursuant to these assessments or future related assessments.

Pursuant to Inductis acquisition, we paid a $0.4 million a bonus to former Inductis shareholders in January 2007.

Depending on Inductis profit adjusted earnout revenue for 2007 and 2006 no more than an aggregate of 778,764 shares of our common stock be issued to the former holders of Inductis common stock and restricted stock under the earnout provisions.

We may also need to make certain additional contingent payments in a mix of cash and additional shares of our common stock, the mix of which cannot be determined until the size of the contingent payments, if any, is determined, based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2007. The value of all such contingent payments is expected to range from $0.6 million to $6.5 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

There has been no material changes to our contractual obligations during the period covered by this Quarterly Report on Form 10-Q from the statements set forth in our 2006 Form 10K under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Recent Accounting Pronouncements

On January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties recognized in accordance with the guidance provided in FIN 48, if any, are being classified as interest expense and general and administrative expense respectively. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicated it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The implementation of FIN 48 did not have any impact on the Company’s consolidated financial statements.

All federal tax filings of ExlService Holdings for tax years since 2003 are subject to examination by federal tax authorities, and the 2004 tax year is being examined by the U.S. Internal Revenue Service. All state tax filings of ExlService Holdings for tax years from 2003 to 2005 are being examined by New York State tax authorities. All tax filings of the Company’s subsidiaries in India are subject to examination by Indian taxing authorities for tax years since 2001-02. Management believes that the outcome of these examinations will not have a material impact on the Company’s consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in the BPO industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the U.K. pound sterling, the U.S. dollars and the Indian rupee;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in India;

•	worldwide political, economic and business conditions; and

•	our ability to successfully consummate or integrate strategic acquisitions, including the Inductis Acquisition.

These and other factors are more fully discussed elsewhere in this Quarterly Report on Form 10-Q. These risks could cause actual results to differ materially from those implied by forward-looking statements in this document.

You should keep in mind that any forward-looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, is current as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by federal securities laws.

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

Components of Market Risk

Exchange Rate Risk. The functional currency of ExlService Holdings, and our subsidiaries Exl Inc., Inductis LLC and Inductis Inc., is the U.S. dollar. The functional currency of Exl India, NCOP, Inductis India and ESSPL is the Indian rupee. The functional currency of Exl UK is the U.K. pound sterling. The functional currency of Inductis (Singapore) Pte Limited is the Singapore dollar. In each case, the functional currency is the currency of the primary economic environment in which that entity operates. Monetary assets and liabilities in foreign currencies are translated into functional currency at the rate of exchange prevailing on the related balance sheet dates. Transactions in foreign currencies are translated into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction-related foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations. The assets and liabilities of subsidiaries are translated into U.S. dollars at the rate of exchange prevailing on the related balance sheet date. Revenues and expenses are translated into U.S. dollars at average exchange rates prevailing during the period. Resulting translation adjustments are included in the “accumulated other comprehensive income (loss)” balance sheet line item.

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (48.1% in the three months ended March 31, 2007) or U.K. pound sterling (51.6% in the three months ended March 31, 2007), most of our expenses (62.1% in the three months ended March 31, 2007) are incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, receivables and payables. Based upon our level of operations during the three months ended March 31, 2007 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the pound sterling against the U.S. dollar would have increased/decreased revenues in the three months ended March 31, 2007 by approximately $1.0 million. Similarly, a 5.0% depreciation in the Indian rupee against the U.S. dollar would have decreased our expenses incurred and paid in Indian rupees in the three months ended March 31, 2007 by approximately $1.0 million. Conversely, a 5.0% appreciation in the Indian rupee against the U.S. dollar would have increased our expenses incurred and paid in Indian rupees during the three months ended March 31, 2007 by approximately $1.1 million.

        We have sought to reduce the effect of Indian rupee-U.S. dollar exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a portion of outstanding accounts receivable designated in foreign currencies. Forward exchange contracts with a notional amount of $40.7 million and U.K. pound sterling 23.2 million were outstanding at March 31, 2007 and of $33 million and U.K. pound sterling 21.7 million were outstanding at December 31, 2006. The forward foreign exchange contracts typically mature within nine months, must be settled on the day of maturity and may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as economic hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee-U.S. dollar foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

Interest Rate Sensitivity. We had cash and cash equivalents totaling $73.9 million at March 31, 2007. These amounts were invested primarily in a short-term investment portfolio primarily comprised of investment grade commercial paper. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1% decrease in short term rates would reduce our interest income for the three months ended March 31, 2007 by approximately $0.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief

Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, to allow timely decisions regarding disclosure.

We have identified specific instances where our disclosure controls and procedures in the accounting and financial reporting areas were not effective. In these instances, the results of our evaluation indicate that our disclosure controls and procedures were adversely impacted by a number of events that occurred in the third and fourth quarters of 2006, some of which are one-time events that are being addressed and are in the process of being remediated, including (i) significant employee turnover in our accounting and financial reporting departments, (ii) insufficient staffing levels and capabilities in the accounting and financial reporting departments during the first quarter of 2007, (iii) the complexity of our new financial reporting requirements, and (iv) the complexity of the continued integration of the financial reporting processes of Inductis with those of our historic service units.

We have undertaken the following action plan to address and remediate the issues identified in our disclosure controls and procedures: (i) we hired a Chief Financial Officer-designate on February 28, 2007, who became our Chief Financial Officer after the filing of the Company’s 2006 Form 10-K on March 30, 2007, (ii) management has committed to the hiring of additional positions in the accounting and financial reporting departments and recruiting for these positions as well as other open positions in these departments is ongoing, (iii) our new Chief Financial Officer is continuing a review of all financial reporting processes, practices and policies for the purpose of implementing changes to strengthen the effectiveness of the financial reporting process, and (iv) management has initiated organizational changes and is reviewing compensation structures in order to better attract and retain the necessary capabilities in the accounting and financial reporting departments.

We expect that these measures and new hires will enable us to address and remediate the specific instances where our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have disclosed under the heading “Business–Legal Proceedings” in our 2006 Form 10-K filed with the SEC on March 30, 2007, certain proceedings which may materially affect our business, financial condition or results of operations. You should carefully consider the disclosures set forth in 2006 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.

As previously disclosed in our 2006 Form 10-K, we are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies. The Indian tax authorities have recently issued assessment orders against our subsidiaries EXL Inc. and EXL India. Two assessments issued with respect to EXL Inc. and EXL India allege that transfer pricing applied to transactions between such entities was not appropriate and demand the payment of additional taxes based on the disallowance of certain tax deductions taken by EXL India. An assessment issued with respect to EXL Inc. alleges that it has a permanent establishment in India and demands the payment of certain additional taxes based on such allegation.

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

The third assessment order issued by the Indian taxing authorities, which was issued against EXL Inc., relates to EXL Inc.’s 2003-04 tax year. The assessment order alleges that EXL Inc. has a permanent establishment in India and demands that it pay additional taxes of $3.4 million. Out of the $3.4 million demanded, we have already paid $1.6 million as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities. If EXL Inc. were found to have a permanent establishment in India, it would be required to pay Indian taxes on the income deemed attributed to such permanent establishment not only for the 2003-04 tax year but for subsequent years as well.

We are contesting all of these assessments and have filed appeals with the appropriate Indian tax authorities. Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our unaudited consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future.

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

We have disclosed under the heading “Risk Factors” in our 2006 Form 10-K filed with the SEC on March 30, 2007, the risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the 2006 Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

As per the terms of the Inductis acquisition agreement, for the 2006 earnout, we issued 257,273 shares of common stock to former holders of Inductis common stock. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933.

Use of Proceeds

We completed our initial public offering of our common stock under a Registration Statement on Form S-1 (File No. 333-121001), which became effective on October 19, 2006 and a Registration Statement on Form S-1 (File No. 333-138104), which became effective on October 20, 2006. The aggregate offering price of the common stock sold (including the exercise by the managing underwriters of their over-allotment option) resulted in net proceeds of approximately $69.8 million to us. We used approximately $6.7 million of the net proceeds from our initial public offering to repurchase all of our outstanding shares of Series A Preferred Stock and $5.8 million to repay all our outstanding senior promissory notes payable to certain of our stockholders in 2006. The remainder of the net proceeds, approximately $57.3 million, is being used for fixed asset acquisitions and general corporate purposes.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the President of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the President pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date:	May 15, 2007	By:	/s/ Matthew Appel
Matthew Appel
Chief Financial Officer

(Duly Authorized Signatory, Principal Financial and Accounting Officer)