Form 10-Q
period 2007-06-30
ExlService Holdings, Inc.
filed 2007-08-14
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2007, there were 28,571,303 shares of the registrant’s common stock outstanding (excluding 149,138 shares held in treasury), par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$82,604,086	$85,366,103
Restricted cash	482,720	1,093,277
Accounts receivable, net of allowance for doubtful accounts of $22,539 at June 30, 2007 and $100,828 at December 31, 2006	34,300,602	26,801,058
Accounts receivable from related parties	316,618	254,803
Employee receivables	835,452	638,589
Prepaid expenses	1,656,936	1,673,721
Deferred tax assets	3,578,669	3,570,990
Prepaid income tax	106,788	—
Other current assets	7,755,706	3,321,992

Total current assets	131,637,577	122,720,533
Fixed assets, net	23,639,959	21,545,324
Intangibles, net	790,000	1,970,000
Goodwill	16,785,487	16,651,462
Restricted cash	340,776	302,160
Deferred tax assets	2,254,722	818,219
Other assets	6,488,952	1,601,244

Total assets	$181,937,473	$165,608,942

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,666,365	$3,161,942
Deferred revenue	4,517,166	6,376,725
Accrued employee cost	8,875,308	10,251,197
Other accrued expenses and current liabilities	11,016,164	14,336,829
Income taxes payable	—	2,705,326
Current portion of capital lease obligation	102,563	165,995
Deferred tax liabilities	255,750	700,901

Total current liabilities	27,433,316	37,698,915

Capital lease obligations, less current portion	172,862	227,651
Deferred tax liabilities	73,101	146,200
Other non current liabilities	438,883	339,715

Total liabilities	28,118,162	38,412,481
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,714,859 shares issued and outstanding as at June 30, 2007 and 28,262,289 shares issued and outstanding as at December 31, 2006	28,715	28,263
Additional paid-in capital	106,912,223	98,429,374
Retained earnings	39,693,321	28,664,647
Accumulated other comprehensive income/(loss)	7,220,568	109,693

	153,854,827	127,231,977
Less: 149,138 shares as at June 30, 2007 and December 31, 2006, held in treasury, at cost	(35,516)	(35,516)

Total stockholders’ equity	153,819,311	127,196,461

Total liabilities and stockholders’ equity	$181,937,473	$165,608,942

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$42,646,251	$24,650,263	$82,150,252	$46,107,597
Revenues (from related parties)	373,588	579,995	724,035	680,645

Total revenues	$43,019,839	$25,230,258	$82,874,287	$46,788,242
Cost of revenues (exclusive of depreciation and amortization)	28,798,645	15,941,695	53,280,613	29,887,639

Gross profit	14,221,194	9,288,563	29,593,674	16,900,603

Operating expenses:
General and administrative expenses	6,805,341	3,633,351	12,840,888	7,308,380
Selling and marketing expenses	2,027,727	685,909	3,991,257	1,448,100
Depreciation and amortization	2,764,035	1,875,243	5,204,937	3,639,974

Total operating expenses	11,597,103	6,194,503	22,037,082	12,396,454

Income from operations	2,624,091	3,094,060	7,556,592	4,504,149
Other income (expense):
Foreign exchange gain (loss)	2,294,904	(1,100,715)	2,865,011	(699,894)
Interest and other income	1,018,782	363,759	2,026,584	601,382
Interest expense	(9,559)	(101,748)	(27,080)	(203,767)

Income before income taxes	5,928,218	2,255,356	12,421,107	4,201,870
Income tax provision/(benefit)	308,170	670,196	1,392,433	503,428

Net income	5,620,048	1,585,160	11,028,674	3,698,442
Dividends and accretion on preferred stock	—	(173,651)	—	(342,379)

Net income to common stockholders	$5,620,048	$1,411,509	$11,028,674	$3,356,063

Basic earnings per share to common stockholders	$0.20	$0.07	$0.39	$0.16
Diluted earnings per share to common stockholders	$0.19	$0.07	$0.38	$0.16
Weighted-average number of shares used in computing earnings per share:
Basic(1)	28,495,781	21,224,168	28,319,530	21,217,626
Diluted(1)	29,210,372	21,407,834	29,050,897	21,429,822

(1)	The weighted average number of shares and earnings per share data for three months ended June 30, 2006 and six months ended June 30, 2006 have been adjusted to reflect the stock split and conversion effected by the Company in connection with its October 2006 initial public offering.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$11,028,674	$3,698,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,204,937	3,639,974
Amortization of deferred financing costs	—	30,000
Amortization of deferred stock compensation and other non-cash compensation	1,918,996	400,751
Interest on senior long term debt	—	142,448
Non employee stock options	197,792	167,970
Foreign exchange (gain)/loss (unrealized)	(1,050,373)	1,416,135
Deferred income taxes	(742,238)	(797,900)
Excess tax benefit from stock-based compensation	(254,861)	—
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	571,941	(17,070)
Accounts receivable	(7,475,579)	(6,907,307)
Prepaid expenses and other current assets	2,034,390	193,801
Accounts payable	(37,890)	272,725
Deferred revenue	(1,976,090)	(1,073,430)
Accrued expenses and other liabilities	367,689	2,118,482
Income taxes payable	(2,812,114)	(601,324)
Other assets	(5,853,038)	15,022

Net cash provided by operating activities	1,122,236	2,698,719

Cash flows from investing activities
Purchase of fixed assets	(4,869,035)	(2,262,582)

Net cash used in investing activities	(4,869,035)	(2,262,582)

Cash flows from financing activities
Principal payments on capital lease obligations	(163,488)	(155,325)
Proceeds from sale of common stock, net of issuance costs	—	(21,057)
Proceeds from exercise of stock options and tax recoveries	841,821	22,384
Excess tax benefit from stock-based compensation	254,861	—

Net cash provided by/(used for) financing activities	933,194	(153,998)

Effect of exchange rate changes on cash and cash equivalents	51,588	(182,512)

Net increase/(decrease) in cash and cash equivalents	(2,762,017)	99,627
Cash and cash equivalents at the beginning of the year	85,366,103	24,240,632

Cash and cash equivalents at the end of the period	$82,604,086	$24,340,259

Supplemental disclosure of cash flow information
Cash paid for interest	$20,270	$24,667
Cash paid for taxes	$5,738,949	$1,938,872
Supplemental disclosure of non-cash information
Assets acquired under capital lease	$45,267	$62,720
Fair value of the shares issued for non cash consideration	$5,449,042	$—

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries ExlService.com, Inc. (“Exl Inc.”), exlService.com (India) Private Limited (“Exl India”), Noida Customer Operations Private Limited (“NCOP”), Exl Support Services Pvt. Ltd. (“ESSPL”), ExlService (U.K.) Limited (“Exl UK”) and Inductis Inc. and its wholly owned subsidiaries (“Inductis”), including Inductis India Private Limited (“Inductis India”) (collectively, the “Company”) is a recognized provider of offshore solutions, including business process outsourcing (“BPO”), research and analytics and advisory services. The Company’s clients are located principally in the United States and the United Kingdom.

The Company completed its initial public offering in October 2006 and the common stock of the Company is listed on the NASDAQ Global Select Market under the symbol “EXLS.”

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

The consolidated balance sheet at December 31, 2006 was extracted from the audited consolidated balance sheet of ExlService Holdings included in the Company’s 2006 Form 10-K.

The weighted average number of shares and earnings per share data for three months ended June 30, 2006 and six months ended June 30, 2006 have been adjusted to reflect the stock split and conversion effected by the Company in connection with its October 2006 initial public offering.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of ExlService Holdings and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet dates. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month. Resulting translation adjustments are included in accumulated other comprehensive income (loss).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Pursuant to our investment policy, our surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper and money market accounts to reduce our exposure to market risk with regard to these funds.

Fixed Assets

Fixed assets are stated at cost. Equipment held under capital leases is stated at the lower of present value of minimum lease payments at the inception of the leases or its fair value. Advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service before the end of the period, are classified as construction in progress.

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through an assessment of the estimated future undiscounted cash flows related to such assets. In the event that assets are found to be carried at amounts that are in excess of estimated undiscounted future cash flows, the carrying value of the related asset or group of assets is reduced to a level commensurate with fair value based on a discounted cash flow analysis.

Depreciation is computed using the straight-line method over the estimated useful lives of assets. Depreciation and amortization on equipment held under capital leases and leasehold improvements are computed using the straight-line method over the shorter of the assets’ estimated lives or the lease term.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of accounts receivables aging and prior collection experience to estimate the ultimate collectability of these receivables.

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

The Company recognizes revenue as services are rendered, provided that persuasive evidence of an arrangement exists, there are no remaining obligations with respect to the services rendered and collection is considered probable. The Company invoices clients in accordance with agreed upon rates and billing arrangements, which consist of cost-plus, time-and-material, fixed price, contingent fee and unit-priced arrangements. The Company recognizes revenue from the last billing date to the balance sheet date as unbilled revenues and recognizes billings in excess of revenues earned or advances received from clients as deferred revenue.

In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has accounted for reimbursements received for out-of-pocket expenses incurred as revenues in the consolidated statements of income. The Company typically incurs telecommunication and travel-related costs that are billed to and reimbursed by clients.

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Three Months Ended June 30, 2007	$2,186,854
Three Months Ended June 30, 2006	$917,789
Six Months Ended June 30, 2007	$4,002,805
Six Months Ended June 30, 2006	$1,952,004

During the three months ended June 30, 2007, two customers accounted for 29% and 25% respectively, of the Company’s total revenues. During the three months ended June 30, 2006, two customers accounted for 41% and 14% respectively, of the Company’s total revenues.

During the six months ended June 30, 2007, two customers accounted for 28% and 25%, respectively, of the Company’s total revenues. During the six months ended June 30, 2006, two customers accounted for 44% and 12% respectively, of the Company’s total revenues.

As of June 30, 2007, two customers accounted for 29% and 28% respectively, of the Company’s total accounts receivable. As of December 31, 2006, three customers accounted for 25%, 21% and 12% respectively, of the Company’s total accounts receivable.

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

Based on the results of its first step impairment tests performed on October 1, 2006, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event we record an impairment loss in the future, such amount will not be deductible for tax purposes. As of June 30, 2007, our goodwill balance was $16,785,487. The goodwill balance at June 30, 2007 has changed from the balance at December 31, 2006 due to purchase price adjustments recorded during the six months ended June 30, 2007.

Intangible assets are carried at cost less accumulated amortization. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful lives of the intangible assets are as follows:

Customer relationships	2 years
Trademarks	1.5 years
Non-compete agreements	1 year

Segment Information

The Company is generally organized around its BPO, advisory and research and analytics service lines. The chief operating decision maker generally reviews financial information at the consolidated statements of income level but does not review any information except for revenues and cost of revenues of the individual service lines. Therefore, the Company does not allocate or evaluate depreciation, amortization, interest expense or income, capital expenditures, and income taxes into its various service lines. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

Revenues and cost of revenues for the three months ended June 30, 2007 and 2006 for BPO, Advisory and Research and Analytics services were as follows:

	Three months ended June 30, 2007				Three months ended June 30, 2006
	BPO	Advisory	Research and Analytics	Total	BPO	Advisory	Research and Analytics	Total
Revenues	$35,170,757	$3,221,933	$4,253,561	$42,646,251	$22,446,020	$1,761,214	$443,029	$24,650,263
Revenues from related parties	187,890	161,664	24,034	373,588	156,335	423,660	—	579,995

Total revenues	35,358,647	3,383,597	4,277,595	43,019,839	22,602,355	2,184,874	443,029	25,230,258
Cost of revenue (exclusive of depreciation and amortization)	22,697,620	2,376,243	3,724,782	28,798,645	14,380,251	1,261,532	299,912	15,941,695

Gross profit	12,661,027	1,007,354	552,813	14,221,194	8,222,104	923,342	143,117	9,288,563
Selling, general and administrative expenses				8,833,068				4,319,260
Depreciation and amortization				2,764,035				1,875,243
Foreign exchange gain				2,294,904				(1,100,715)
Interest and other income				1,018,782				363,759
Interest expense				(9,559)				(101,748)
Income tax (benefit) provision				308,170				670,196

Net income				5,620,048				1,585,160
Dividends and accretion on preferred stock				—				(173,651)

Net income to common stockholders				$5,620,048				$1,411,509

	Six months ended June 30, 2007				Six months ended June 30, 2006
	BPO	Advisory	Research and Analytics	Total	BPO	Advisory	Research and Analytics	Total
Revenues	$67,686,026	$5,984,464	$8,479,762	$82,150,252	$42,070,895	$3,103,238	$933,944	$46,107,597
Revenues from related parties	382,920	297,766	43,349	724,035	156,335	523,830	—	680,645

Total revenues	68,068,946	6,282,230	8,523,111	82,874,287	42,227,230	3,627,068	933,944	46,788,242
Cost of revenue (exclusive of depreciation and amortization)	41,540,868	4,338,292	7,401,453	53,280,613	26,994,275	2,346,854	546,510	29,887,639

Gross profit	26,528,078	1,943,938	1,121,658	29,593,674	15,232,955	1,280,214	387,434	16,900,603
Selling, general and administrative expenses				16,832,145				8,756,480
Depreciation and amortization				5,204,937				3,639,974
Foreign exchange gain				2,865,011				(699,894)
Interest and other income				2,026,584				601,382
Interest expense				(27,080)				(203,767)
Income tax (benefit) provision				1,392,433				503,428

Net income				11,028,674				3,698,442
Dividends and accretion on preferred stock								(342,379)

Net income to common stockholders				$11,028,674				$3,356,063

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

Earnings Per Share

        Basic earnings per share are computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding during each period. In determining the income to common stockholders, net income has been reduced by dividends and accretion on preferred stock. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents plus the future stock compensation expense on stock options issued and outstanding at the reporting date. Stock options that are anti-dilutive are excluded from the computation of weighted average shares outstanding. For the three months ended June 30, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 714,591 and 183,666 shares (after giving effect to the stock split and conversion that occurred in connection with our October 2006 initial public offering), respectively. For the six months ended June 30, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 731,366 and 212,194 shares (after giving effect to the stock split and conversion that occurred in connection with our October 2006 initial public offering), respectively. The calculation of earnings per share for the three months ended June 30, 2007 and 2006 excludes stock options for 284,400 shares and 736,824 shares (after giving effect to the stock split and conversion that occurred in connection with our October 2006 initial public offering) and for six months ended June 30, 2007 and 2006 excludes stock options for 143,000 shares and 736,824 shares (after giving effect to the stock split and conversion that occurred in connection with our October 2006 initial public offering), respectively, because the exercise price of such stock options is more than the average price of stock and hence to include them in the calculation would be anti-dilutive.

Accumulated Other Comprehensive Income

        SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income (loss) consists of net earnings and changes in the cumulative foreign currency translation adjustments and minimum pension liability adjustments. In addition, the Company, enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with SFAS No. 133, “ Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract.

Financial Instruments and Concentration of Credit Risk

Financial Instruments: For certain financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities, recorded amounts approximate fair value due to the relatively short maturity periods.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and time deposits. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to our investment policy, our surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper and money market accounts to reduce our exposure to market risk with regard to these funds. Trade accounts receivables are incurred pursuant to the contractual terms with customers. See “Revenue Recognition” elsewhere in this footnote. Credit losses on accounts receivable have not been material because of a large concentration of revenues with a small number of large, established companies. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable.

Derivatives and Hedge Accounting: In the Company’s normal course of business, the Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. The Company also hedges anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income (loss) until the contract is settled and at that time are recognized in the consolidated statements of income.

The Company had outstanding forward exchange contracts totaling $33,500,000 and GBP22,000,000 as at June 30, 2007 and totaling $33,000,000 and GBP21,700,000 as at December 31, 2006.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the consolidated statements of income. For the three months ended June 30, 2007 and 2006, net gain/(loss) from ineffective cash flow hedges included in the consolidated statements of income totaled $881,261 and $(975,000), respectively. For the six months ended June 30, 2007 and 2006, net gain/(loss) from ineffective cash flow hedges included in the consolidated statements of income totaled $951,929 and $(1,007,000), respectively. Such gain/(loss) is included in foreign exchange gain (loss) in the consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. For the three months ended June 30, 2007 and June 30, 2006, $366,889 and $168,239, respectively, were reclassified from Other Comprehensive Income into earnings as a result of forecasted transactions that failed to occur.

We estimate that approximately $5,300,000 of net derivative gains included in Other Comprehensive Income could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of June 30, 2007. At June 30, 2007, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 18 months.

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties recognized in accordance with the guidance provided in FIN 48, if any, are being classified as interest expense and general and administrative expense, respectively. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicated it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The implementation of FIN 48 did not have any impact on the Company’s consolidated financial statements.

All federal tax filings of ExlService Holdings and its U.S. subsidiaries for tax years since 2003 are subject to examination by federal tax authorities, and the 2004 tax year is being examined by the U.S. Internal Revenue Service. In addition, the 2005 tax year for Inductis is being examined by the U.S. Internal Revenue Service. All state tax filings of ExlService Holdings for tax years from 2003 to 2005 are being examined by New York State tax authorities. All tax filings of the Company’s subsidiaries in India are subject to examination by Indian taxing authorities for tax years since 2001-02. All Income tax filings for Company’s subsidiaries in U.K. are subject to examination by U.K. taxing authorities for tax years since 2004. Management believes that the outcome of these examinations will not have a material impact on the Company’s consolidated financial statements.

3. Acquisition of Inductis Inc.

On July 1, 2006, the Company acquired all of the outstanding capital stock of Inductis Inc. (“Inductis”) for $3,047,160 in cash and the issuance of 1,307,235 shares with a fair value of $14,583,711 (including 257,273 shares of common stock issued as earn out consideration for performance related to the period ended December 31, 2006), which is accounted under the purchase method. Management believes that this acquisition will enable the Company to expand the types and sophistication of the research and analytics services that are currently being offered by the Company. The results of operations of Inductis are included in the Company’s consolidated financial statements from July 1, 2006.

Intangible Assets

Information regarding the Company’s other intangible assets acquired in the Inductis Acquisition is as follows:

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$330,000	$(220,000)	$110,000
Customer relationships	1,360,000	(680,000)	680,000
Non-compete agreements	1,460,000	(1,460,000)	—

	$3,150,000	$(2,360,000)	$790,000

Amortization expense for the three months ended June 30, 2007 and 2006, was $590,000 and $0, respectively. Amortization expense for the six months ended June 30, 2007 and 2006 was $1,180,000 and $0, respectively. The estimated amortization for the intangible assets on a straight-line basis for the year ending June 30, 2008 is $790,000.

4. Restriction on Cash Balances

Current restricted cash represents amounts on deposit with banks against letters of credit and bank guarantees issued by the Company for equipment imports amounting to $482,720 that will mature on various dates within the next year.

Non-current restricted cash represents guarantees against custom and excise bonding issued through banks amounting to $340,766 that will mature after June 30, 2008.

5. Comprehensive Income:

The following table sets forth the components of comprehensive income for the three and six months ended June 30, 2007 and June 30, 2006.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income available to common stockholders	$5,620,048	$1,411,509	$11,028,674	$3,356,063
Other comprehensive income:
Unrealized gain on effective cash flow hedges	4,216,605	(585,470)	5,732,619	(163,818)
Foreign currency translation adjustment	1,272,963	(239,695)	1,378,256	(196,902)

Total other comprehensive income	5,489,568	(825,165)	7,110,875	(360,720)

Total comprehensive income	$11,109,616	$586,344	$18,139,549	$2,995,343

6. Fixed Assets:

Fixed assets consist of the following:

	Estimated Useful Life (Years)	June 30, 2007	December 31, 2006
Network equipment, cabling and computers	3-5	$24,304,783	$20,068,764
Buildings	30	3,231,343	3,006,911
Leasehold improvements	3-5	11,413,611	8,401,713
Office furniture and equipment	3-7	4,681,062	3,652,614
Motor vehicles	3	914,126	927,716
Construction in progress		1,921,126	3,532,677

		46,466,051	39,590,395
Less: Accumulated depreciation and amortization		(22,826,092)	(18,045,071)

		$23,639,959	$21,545,324

Depreciation and amortization expense for the three months ended June 30, 2007 and 2006 was $2,174,035 and $1,875,243, respectively. Depreciation and amortization expense for the six months ended June 30, 2007 and 2006 was $4,024,938 and $3,639,974, respectively.

Construction in progress represents advances paid towards the acquisition of fixed assets and the cost of fixed assets not yet placed in service. The cost and accumulated amortization of assets under capital leases at June 30, 2007 were $729,511 and $471,277, respectively, and at December 31, 2006 were $825,177 and $456,082, respectively.

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

Deferred financing costs, totaling $300,000, were included in other assets and were amortized to interest expense through the maturity date of the senior long-term debt. The Company repaid all outstanding promissory notes of $5,821,190 with a portion of the proceeds from its October 2006 initial public offering. The un-amortized issuance cost was charged to interest expense upon the repayment of the senior long-term debt. For the three months ended June 30, 2007 and 2006, amortization of deferred financing costs amounted to $0 and $15,000, respectively. For the six months ended June 30, 2007 and 2006, amortization of deferred financing costs amounted to $0 and $30,000, respectively.

8. Redeemable Preferred Stock

On December 13, 2002, the Company issued 45,304 shares of redeemable Series A preferred stock to certain new investors and certain members of management. The Company repurchased all of the outstanding preferred stock by repaying $6,688,413 in October and November 2006 with a portion of the proceeds from its October 2006 initial public offering. The Company is currently authorized to issue up to 15 million shares of preferred stock.

For the three months ended June 30, 2007 and 2006, the Company recorded $0 and $158,651, respectively, as dividends and accretion on preferred stock in the consolidated statements of income. For the six months ended June 30, 2007 and 2006, the Company recorded $0 and $ 312,379, respectively, as dividends and accretion on preferred stock in the consolidated statements of income.

The preferred stock was recorded net of issuance costs of $300,000, which were accreted over a period of five years. For the three months ended June 30, 2007 and 2006, amortization of issuance costs of $0 and $15,000, respectively, was included as dividends and accretion on preferred stock in the consolidated statements of income. For the six months ended June 30, 2007 and 2006, amortization of issuance costs of $0 and $30,000, respectively, was included as dividends and accretion on preferred stock in the consolidated statements of income. The un-amortized issuance cost was charged to expense on the repurchase of preferred stock.

9. Capital Structure

Common Stock

Prior to the October 2006 initial public offering, the Company had Series A common stock and Series B common stock issued and outstanding. Holders of Series A common stock had one vote for each share held with respect to all matters voted on by the stockholders of the Company. Holders of Series B common stock did not have any voting rights.

In connection with the October 2006 initial public offering all outstanding shares of Series B common stock of the Company converted automatically into shares of Series A common stock (the “Conversion”). In addition, immediately prior to the consummation of the offering, the Company increased its total authorized number of shares of capital stock and effected a two-for-one stock split (the “Stock Split”). As a result of the October 2006 initial public offering, the Company only has one class of common stock outstanding.

10. Employee Benefit Plans

The Company’s Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. Current service costs for the Gratuity Plan are accrued in the year to which they relate.

Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$74,621	$63,039	$198,890	$128,151
Interest cost	16,088	7,503	35,018	15,252
Actuarial loss	—	—	5,232	—

Net gratuity cost	$90,709	$70,542	$239,140	$143,403

The Company contributes to the Government Provident Fund (a defined contribution plan) on behalf of its employees in India. The assets held by the Government Provident Fund are not reported on the Company’s balance sheet. The contributions made to the Government Provident Fund for each period are as follows:

Three months ended June 30, 2007	$499,641
Three months ended June 30, 2006	$318,537
Six months ended June 30, 2007	$916,111
Six months ended June 30, 2006	$597,950

11. Leases

The Company leases motor vehicles from finance companies for certain of its employees. Such leases are recorded as capital leases with interest rates ranging from 9.0% to 12.5%. Future minimum lease payments under these capital leases at June 30, 2007 are as follows:

Year ending June 30,
2008	$124,638
2009	125,541
2010	59,061

Total minimum lease payments	309,240
Less: amount representing interest	33,815

Present value of minimum lease payments	275,425
Less: current portion	102,563

Long term capital lease obligation	$172,862

The Company conducts its operations using facilities, office furniture and certain equipment leased under non-cancelable operating lease agreements that expire in November 2009. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year ending June 30,
2008	$1,450,567
2009	831,895
2010	217,838

Total minimum lease payments	$2,500,300

Rent expense under operating leases was $984,876 and $674,100 for the three months ended June 30, 2007 and 2006, respectively. Rent expense under operating leases was $1,679,736 and $1,350,937 for the six months ended June 30, 2007 and 2006, respectively.

12. Income Taxes

The Company recorded income tax expense of $308,170 for the three months ended June 30, 2007 and $1,392,433 for the six months ended June 30, 2007. This amount includes current taxes of $463,348 offset by a deferred tax benefit of $155,178 for the three months ended June 30, 2007. For the six months ended June 30, 2007 this amount includes current taxes of $2,134,670 offset by a deferred tax benefit of $742,237.

The effective rate of taxes has decreased to a provision of 5% for the three months ended June 30, 2007, as compared to 30% for the three months ended June 30, 2006. The effective rate of taxes has decreased to a provision of 11% for the six months ended June 30, 2007, as compared to 12% for the six months ended June 30, 2006. This is due to the changes in the geographic distribution of our income and a change effective April 1, 2007 in our internal transfer pricing agreement between India and U.S. entities to exclude the impact of unrealized foreign exchange gains from the transfer pricing computation. Certain of our Indian subsidiaries benefit from a tax holiday until March 2009.

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

The fiscal year under the Indian Income Tax Act ends on March 31. A portion of the Company’s Indian operations qualifies for exemption from taxable income because its profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning from the year in which the entity commenced commercial operations. Accordingly, Exl India, Inductis India and NCOP benefit from this deduction. This exemption shall terminate if the Company ceases to operate in Export Processing Zones or by March 2009 when the tax exemption period expires. ESSPL is not eligible for this deduction. The export revenue of Exl India, Inductis India and NCOP qualifies for a deduction from taxable income because its profits are attributable to work performed in Export Processing Zones, and a substantial portion of the temporary differences would not have any tax consequences as they will reverse within the tax holiday period. Pursuant to changes in the Indian Income tax Act from April 1, 2007, the Company has calculated its tax liability after considering Minimum Alternate Tax (“MAT”). The MAT liability can be carried forward and set off against future tax liabilities. In accordance with SFAS 109 “Accounting for Income Taxes” a deferred tax asset of $893,446 has been recognized as of June 30, 2007.

The deferred tax asset represents the tax effect of temporary differences related to the Company’s domestic operations and to the Company’s foreign operations that will reverse after the tax holiday period has expired.

The deferred tax benefit is primarily attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and arose due to differences in: (i) depreciation rates of fixed assets, (ii) provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act with respect to the Company’s foreign operations, (iii) deferred compensation, (iv) minimum alternate tax credit entitlement and (v) deferred revenue with respect to the domestic operations of the Company. At June 30, 2007, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiary. Based on this analysis, the Company has concluded that a valuation allowance offsetting certain deferred tax assets should continue to be recorded at June 30, 2007 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance at June 30, 2007 is approximately $4.2 million.

13. Stock Based Compensation

In 2003, the Company instituted the ExlService Holdings, Inc. 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan covers all the employees of the Company and its subsidiaries. The Compensation Committee of the Board (the “Committee”) administers the 2003 Plan and grants stock options to eligible employees of the Company and its subsidiaries.

The Committee determines which employees are eligible to receive the options, the number of options to be granted, the exercise price, the vesting period and the exercise period. The vesting period is determined for the options issued on the date of the grant and is non-transferable during the life of the option. The options expire ten years from the date of grant and generally vest incrementally over a period of 4 years from the date of grant with 25% of the options vesting each year.

        Pursuant to the 2003 Plan, the Company reserved 1,600,000 shares of common stock after giving effect to the Stock Split and Conversion, for the granting of options. If an employee is terminated they must exercise any vested options within 90 days after termination or the vested options are forfeited. On September 29, 2006, the Company decided to cease making new grants under the 2003 Plan. Grants previously made under the 2003 Plan may continue to be exercised in accordance with the terms of the 2003 Plan. As of September 29, 2006, the pool of shares available for grant under the 2003 Plan was added to the pool of available shares under the 2006 Plan (as defined below).

        In 2006, the Company instituted the ExlService Holdings, Inc. 2006 Omnibus Award Plan (the “2006 Plan”). The 2006 Plan covers all the employees of the Company and its subsidiaries. Under the 2006 Plan, the Committee may grant awards of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

The Committee determines which employees are eligible to receive the options, the number of options to be granted, the exercise price, the vesting period and the exercise period. The vesting period is determined for the options issued on the date of the grant and is non-transferable during the life of the option. The options expire ten years from the date of grant and generally vest incrementally over a period of 4 years from the date of grant with 10% vesting in year 1, 20% vesting in year 2, 30% vesting in year 3 and 40% vesting in year 4. Pursuant to the 2006 Plan, the Company reserved 3,399,384 shares of common stock (in addition to the available pool of 2003 plan) for the granting of options. If an employee is terminated they must exercise any vested options within 90 days after termination or the vested options are forfeited.

The compensation cost that has been charged against income for our stock based compensation plan is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of Revenue	$288,944	$27,767	$501,389	$27,767
General and Administrative expenses	611,030	173,440	1,161,030	372,984
Selling and Marketing expenses	190,813	—	256,577	—

Total	$1,090,787	$201,207	$1,918,996	$400,751

The unrecognized compensation cost for unvested options as of June 30, 2007, is $6,846,366, which is expected to be expensed over a weighted average period of 2.33 years. The fair value of the stock was estimated on the date of grant using third party valuations during the period when the Company was a non-public entity. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected life (years)	6.25	5.00	6.25	5.00
Risk free interest rate	5.14%	4.25%	4.99%	4.25%
Volatility	50%	50%	50%	50%

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in the SAB 107. In the absence of a history of volatility of our stock trading we have used the volatility of stocks of comparative companies with estimated life of options similar to ours. The risk-free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,642,190	$10.46
Granted	287,000	$22.19
Exercised	(191,297)	$3.58
Forfeited	(106,416)	$11.97

Outstanding at June 30, 2007	1,631,477	$13.26

Vested and exercisable at June 30, 2007	283,557	$9.09

Available for grant at June 30, 2007	2,160,655

The weighted-average fair value of options granted during the three months ended June 30, 2007 and 2006 was $10.70 and $8.93, respectively, and weighted average fair value of options granted during the six months ended June 30, 2007 and 2006 was $11.73 and $8.93, respectively. The weighted-average remaining contractual life of options outstanding and exercisable at June 30, 2007 and 2006 was 7.99 years and 8.13 years, respectively. The weighted average fair value of vested and exercisable options at June 30, 2007 was $4.04.

Restricted Stock and Restricted Stock Units

An award of restricted stock is a grant of shares subject to conditions and restrictions set by the Committee. The grant or the vesting of an award of restricted stock may be conditioned upon service to us or our affiliates or upon the attainment of performance goals or other factors, as determined in the discretion of the Committee. The Committee may also, in its discretion, provide for the lapse of restrictions imposed upon an award of restricted stock. Holders of an award of restricted stock may have, with respect to the restricted stock granted, all of the rights of a stockholder, including the right to vote and to receive dividends.

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

Restricted stock activity under the Company’s stock plans is shown below:

	Number of Restricted Stock Shares	Weighted Average Intrinsic Value	Number of Restricted Stock Units	Weighted Average Intrinsic Value
Unvested at December 31, 2006	267,270	$9.34	16,000	$9.86
Granted	366,600	21.32	4,000	19.00
Vested	(7,105)	9.86	(4000)	9.86
Forfeited	(11,618)	8.65	—	—

Unvested at June 30, 2007	615,147	$16.59	16,000	$12.14

As of June 30, 2007, unrecognized compensation cost of $7,489,254 is expected to be expensed over a weighted average period of 2.49 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan during three months ended June 30, 2007 and 2006, was $19.41 and $10.15, respectively. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan during six months ended June 30, 2007 and 2006, was $21.32 and $10.15, respectively. The weighted-average remaining contractual life of restricted stock and restricted stock units outstanding and exercisable at June 30, 2007 and 2006, was 9.31 years and 9.87 years, respectively

The number of options and restricted stock has been adjusted to reflect the Stock Split described in Note 9.

The Finance Act of India 2007 has imposed a Fringe Benefit Tax (“FBT”) on equity compensation effective April 1, 2007. The FBT is calculated on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India based employees. For the three months ended June 30, 2007, we recorded FBT expense of $0.2 million.

Advisory Board Options

In 2005, the Company granted to a member of its advisory board options to purchase 10,000 shares (after giving effect to the Stock Split and Conversion) of common stock at an exercise price of $11.88 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at June 30, 2007 was determined to be $122,946. In 2003, the Company also granted to members of its advisory board options to purchase 20,000 shares (after giving effect to the Stock Split and Conversion) of common stock at an exercise price of $0.12 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at June 30, 2007 was determined to be $372,994. These options vest over a period of four years and expire ten years from the grant date. For the three months ended June 30, 2007 and 2006, the Company recorded compensation expense reversal of $8,064 and $25,991, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded compensation expense of $18,584 and compensation expense reversal of $11,238, respectively. The fair value and related compensation expense will be re-measured for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock (after giving effect to the Stock Split and Conversion) at an exercise price of $6.25 per share in July 2004 to one of our clients. The option is fully exercisable and expires ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes valuation model was approximately $1,792,000. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement. Amortization for the three months ended June 30, 2007 and 2006 was $89,604 and $89,604, respectively. Amortization for the six months ended June 30, 2007 and 2006 was $179,208 and $179,208, respectively.

14. Related Party Transactions

The Company received services in India for employee training performed by a company controlled by a stockholder. This company is one of the many companies rendering such services to Exl India. The Company recorded expenses related to these services of $0 and $7,477 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and June 30, 2006, the Company recorded expenses of $0 and $25,925, respectively. At June 30, 2007 the Company had a balance payable of $1,997 related to these services. The agreement with this company terminated on September 30, 2006.

The Company provides advisory services related primarily to compliance with the Sarbanes-Oxley Act of 2002 to Williams Scotsman, Inc., a provider of mobile and modular building solutions in North America. Williams Scotsman, Inc. is controlled by entities related to one of the Company’s significant stockholders. The Company recognized approximately $68,944 and $219,760 in the three months ended June 30, 2007 and 2006, respectively, and $90,546 and $245,410 in the six months ended June 30, 2007 and 2006, respectively, in advisory fees revenue and expense reimbursements from Williams Scotsman, Inc. At June 30, 2007 and December 31, 2006, the Company had an account receivable of $53,694 and $59,633, respectively, related to these services.

The Company provides BPO services to MedSynergies, Inc., a provider of outsourced billing, claims administration and payment processing services to healthcare providers. MedSynergies, Inc. is controlled by entities related to one of the Company’s former significant stockholders. The Company recognized revenue of approximately $187,890 and $156,335 in the three months ended June 30, 2007 and 2006, respectively, from MedSynergies, Inc. For the six months ended June 30, 2007 and June 30, 2006, the Company recorded revenue of $382,920 and $156,335, respectively. At June 30, 2007 and December 31, 2006, the Company had an account receivable of $187,890 and $130,020, respectively, related to these services.

The Company provides advisory services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by one of the Company’s significant stockholders. The Company recognized revenue of approximately $92,720 and $203,900 in the three months ended June 30, 2007 and 2006, respectively, and $207,220 and $278,900 in the six months ended June 30, 2007 and 2006, respectively, for advisory fees and expense reimbursements from Duane Reade Holdings, Inc. At June 30, 2007 and December 31, 2006, the Company had an account receivable of $60,000 and $55,350, respectively, related to these services.

The Company provides analytical services to FTVentures, one of the Company’s former significant stockholders, for which the Company recognized revenue of approximately $24,034 and $0 in the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and June 30, 2006, the Company recorded revenue of $43,349 and $0, respectively. At June 30, 2007 and December 31, 2006, the Company had an account receivable of $15,034 and $9,800, respectively, related to these services.

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

For the three months ended June 30, 2007 and 2006, the Company accrued management fees of $0 and $50,000, respectively, to certain of its significant stockholders. For each of the six months ended June 30, 2007 and 2006, the Company accrued management fees of $0 and $100,000, respectively, to certain of its significant stockholders.

15. Geographical Information

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
United States	$19,717,513	$11,202,590	$38,872,221	$20,760,173
United Kingdom	23,249,098	14,027,668	43,823,923	26,024,069
Rest of World (excluding India)	53,228	—	166,823	4,000
India	—	—	11,320	—

	$43,019,839	$25,230,258	$82,874,287	$46,788,242

	June 30, 2007	December 31, 2006
Fixed assets, net
United States	$1,761,739	$2,022,808
India	21,872,971	19,518,994
United Kingdom	5,249	3,522

	$23,639,959	$21,545,324

16. Commitments and Contingencies

Fixed Asset Commitments

At June 30, 2007, the Company had committed to spend approximately $1,261,000 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

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

If Exl India, Inductis India and NCOP are unable to achieve their commitments over the specified period, Exl India, Inductis India and NCOP may be required to refund such incentives along with penalties and fines. Management, however, believes that Exl India, Inductis India and NCOP will achieve these export levels within the required timeframe.

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

The first assessment for the tax year 2003-04 requires that Exl India pay additional taxes in the amount of approximately $2.4 million. The Company has paid approximately $0.8 million to the Indian tax authorities as a deposit in respect of the first assessment while it is contesting the above order before the appellate authorities.

The second assessment order issued by the Indian taxing authorities regarding transfer pricing is with respect to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and requires that EXL India pay additional taxes of $4.0 million. We have paid approximately $1.7 million to the Indian tax authorities as a deposit with respect to this assessment while we are contesting the above order before the appellate authorities.

The third assessment requires the payment by Exl Inc. of approximately $3.6 million for the tax year 2003-04. Out of $3.6 million, the Company has already paid $1.7 million as a deposit in respect of the third assessment while it is contesting the above order before the appellate authorities.

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. There is a possibility that the Company might receive similar orders for subsequent years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, totaling $4.2 million as of June 30, 2007, are included in “Other assets” in our June 30, 2007 consolidated balance sheet.

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

We market our services directly through our sales and marketing team, which operates out of U.S. and U.K., and our business development team, which operates out of India. We currently operate nine operations facilities in India and the U.S. including two operation facilities of Inductis.

We completed the Inductis Acquisition on July 1, 2006. The Inductis Acquisition has expanded the types and sophistication of the research and analytics services we offer. The results of operations of Inductis are consolidated in our financial statements with effect from July 1, 2006. As a result, our results of operations for the three months ended June 30, 2007 are not comparable to our results of operations for the three months ended June 30, 2006. See “Inductis Acquisition” below.

In October 2006, we consummated an initial public offering of our shares of common stock. Our initial public offering resulted in net proceeds of $69.8 million to us after deducting underwriting discounts and commissions and related expenses. Our common stock is traded on the NASDAQ Global Select Market under the symbol “EXLS.” In connection with the October 2006 initial public offering, we effected the Conversion and the Stock Split.

Revenues

We generate revenues principally from contracts to provide BPO, research and analytics and advisory services. For the three and six months ended June 30, 2007, we had total revenues of $43.0 million and $82.9 million compared to total revenues of $25.2 million and $46.8 million for the corresponding periods in 2006, an increase of 70.6% and 77.1%. A portion of this increase is attributable to the Inductis Acquisition, which contributed $3.8 million and $8.0 million to our revenues for the three and six months ended June 30, 2007. The key drivers of our revenue growth for the three months ended June 30, 2007 were as follows:

•	Growth of our client base, both organically and through acquisitions.

•	Ongoing growth in existing client relationships.

•	Growth of advisory services including Sarbanes-Oxley compliance, internal audit outsourcing, internal controls documentation and value-added services.

        We anticipate that our revenues will grow as we expand our service offerings, both organically and through further acquisitions. Revenues from new clients are an indicator of successful marketing efforts and do not represent a trend in our results of operations. We provide our clients with a range of BPO services, including insurance services, banking and financial services, finance and accounting services and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant BPO service, implement a process migration to these operations centers and then provide services either to that client or directly to that client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The BPO services we provide to our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide. Our revenues may also be adversely affected to the extent our existing clients reduce or eliminate their use of our service offerings. In particular, our revenues in 2007 are likely to be affected by the decision of one of our clients to change its outsourcing strategy by moving more of its work from its third-party contractors to its in-house group operating offshore.

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

Our research and analytics services are intended to facilitate more effective data-based strategic and operating decisions by our clients using research, statistical and quantitative analytical techniques. We materially expanded our research and analytics capabilities and enhanced the strategic dimension of our services with the Inductis Acquisition.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 45.8% and 54.0%, respectively, of our total revenues in the three months ended June 30, 2007 and approximately 44.4% and 55.6%, respectively, of our total revenues in the three months ended June 30, 2006. For the six months ended June 30, 2007 these two regions generated approximately 46.9% and 52.9%, respectively, of our total revenues and approximately 44.4% and 55.6%, respectively, of our total revenues in the six months ended June 30, 2006.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended June 30, 2007 and 2006, our total revenues from our two largest clients grew to $23.2 million and $14.0 million, respectively, accounting for 54.0% and 55.6% of our total revenues, respectively, during these periods. In the six months ended June 30, 2007 and 2006, our total revenues from our two largest clients grew to $43.8 million and $26.0 million, respectively, accounting for 52.8% and 55.5% of our total revenues, respectively, during these periods.

We provide services to Norwich Union (an Aviva company), which represented $12.4 million, or 28.8%, and $23.5 million, or 28.3% of our total revenues in the three and six months ended June 30, 2007, respectively, and $10.4 million, or 41.4%, and $20.3 million, or 43.3% of our total revenues for the same periods in 2006, under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement can be terminated without cause by our client at anytime after October 1, 2007 by giving three months notice. Norwich Union may terminate this agreement without cause or penalty with three months notice. The second framework agreement expires in July 2009 and can be terminated by Norwich Union without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After the initial term of the second framework agreement, Norwich Union may terminate this agreement without cause or penalty with six months notice. We provide services to Centrica plc, which represented $10.8 million, or 25.2%, and $20.3 million, or 24.5%, of our total revenues for the three and six months ended June 30, 2007, respectively, and $3.6 million, or 14.2%, and $5.7 million, or 12.1%, of our total revenues for the three and six months ended June 30, 2006, respectively, under an agreement that has an initial term that expires in July 2008 and that can be terminated by Centrica plc for cause only during its initial term. Contracts with other BPO clients representing approximately 24.4% of our total BPO revenues for the three months ended June 30, 2007 and 26.4% of our total BPO revenues for the six months ended June 30, 2007 will expire prior to June 30, 2008, while the remainder of our BPO contracts expire in more than one year or do not have specified initial terms and remain in effect until terminated or until there are no work orders or engagement schedules.

We derived revenues from 11 and 7 new clients for our services, including advisory and research and analytics services, in the three months ended June 30, 2007 and 2006, respectively. We derived revenues from 24 and 9 new clients for our services, including advisory and research and analytics services, in the six months ended June 30, 2007 and 2006, respectively. By acquiring Inductis, we obtained 17 additional new clients in 2006. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

We recognize revenues from services provided under our client contracts on a cost-plus, time-and-materials, fixed price, contingent fee or unit-price basis. Under cost-plus arrangements, we apply a mark-up (based on the service levels we achieve) to the contractually agreed direct and apportioned indirect costs we incur and invoice the client for the marked-up cost. Time-and-materials arrangements typically involve billings based on productive minutes or hours as we perform the related services. Unit-price arrangements involve billings based on productive units (such as the number of e-mail responses) as we deliver the services to the client. If we do not estimate the resources and time required for a unit-price project accurately or do not meet our contractual obligations within the required timeframe, we could incur a material adverse effect on our business, results of operations, financial condition and cash flows.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended June 30, 2007 and June 30, 2006, 5.1% and 3.6%, respectively, of our revenues represent reimbursement of such expenses. For the six months ended June 30, 2007 and June 30, 2006, 4.8% and 4.2%, respectively, of our revenues represent reimbursement of such expenses. Our operating results may vary significantly from period to period as a result of various factors, including, for example, seasonal changes in our clients’ operations or macroeconomic effects on our clients’ businesses.

We also bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts, and our operating results could be negatively affected by adverse changes in wage inflation rates and foreign currency exchange rates. Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposures, our results of operations may be adversely affected if there is significant fluctuation among the Indian rupee, the U.K. pound sterling and the U.S. dollar or if our hedging strategy is unsuccessful.

Norwich Union has the option (“Transfer Option”) from January 2008 through February 2011 under one of its contracts with us to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount that will approximate the net asset value of that facility on the date of transfer. The exercise of this option would result in both a loss of revenues and the loss of all of our employees who are at that time working under that contract. Norwich Union has recently exercised its option to assume the operations of the facilities of one of its third party vendor-contractors and has publicly announced its intention to start exercising its option to assume the operations of the facilities of certain of its other third party vendor-contractors, including one of our facilities in Pune. The affected facility generated 16.5% and 16.3% of our total revenues in the three and six months ended June 30, 2007, respectively, as compared to 22.7% and 23.9%, respectively, for the corresponding prior year periods. We expect that any decline in revenues that we would experience when Norwich Union exercises this option would be partially offset by a decrease in expenses associated with the operation of the affected Pune facility.

        On July 16, 2007, we entered into a letter agreement, effective as of July 1, 2007, with Norwich Union, amending the terms of exercise of Norwich Union's Transfer Option, to reduce the notice period for the exercise of the Transfer Option from six months to three months. The earliest date for the exercise of the Transfer Option is now October 1, 2007. If the Transfer Option is exercised, the earliest date by which we would be required to transfer the Pune facility to Norwich Union remains January 1, 2008. The remaining terms of our agreements with Norwich Union remain substantially unchanged.

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

A significant portion of our increase in cost of revenues for the three months ended June 30, 2007 and six months ended June 30, 2007 over the same period in 2006 is a result of the Inductis Acquisition, which contributed $3.6 million and $7.3 million to our consolidated cost of revenues. We expect our cost of revenues to continue to increase as we continue to add professionals in India and the United States, to service additional business, in particular as our research and analytics and advisory services businesses grow, both organically and as a result of acquisitions, and as wages continue to increase in India. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients.

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

We also expect cost of revenues to increase when we add new operations facilities due to increases in telecommunication and rent expenses and other facilities operating costs. In particular, we recently opened a new operations facility in Noida, India, having a total capacity of 1,200 workstations, and are contractually committed to one of our clients to establish and maintain a viable BPO offshore operation outside of India by September 2008. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease and this will have a negative impact on our operating margin. The India Finance Act, 2007 has imposed additional taxes on leased real estate. As such, we may determine that it is in our interest to exercise our purchase options with respect to certain of our leased properties. In addition, in the future we may decide to purchase real estate instead of leasing it, which is likely to increase our initial cash outflow and expense in connection with any expansion of our facilities.

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

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and intangible assets. Amortization of intangible assets acquired in the Inductis Acquisition is part of depreciation and amortization. As we add facilities, including our new operations facility in Noida, India, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure.

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars and a substantial portion of our total revenues is earned in U.K. pound sterling. Accordingly, our results of operations are adversely affected if the U.K. pound sterling depreciates against the U.S. dollar. Although substantially all of our revenues are denominated in U.S. dollars or U.K. pound sterling (45.8% and 54.2%, respectively, for the three months ended June 30, 2007 and 46.9% and 52.9%, respectively, for the six months ended June 30, 2007, as compared to 44.4% and 55.6%, respectively, for the three months ended June 30, 2006 and 44.4% and 55.6%, respectively, for the six months ended June 30, 2006), most of our expenses (69.1% in the three months ended June 30, 2007 and 65.7% in the six months ended June 30, 2007) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate in the future. The results of our operations could be substantially impacted as the Indian rupee appreciates or depreciates against the U.S. dollar or the U.K. pound sterling.

Currency Regulation

According to the prevailing foreign exchange regulations in India, an exporter of BPO services that is registered with a software technology park or an export processing zone in India, such as our subsidiaries Exl India and Inductis India, is required to realize its export proceeds within a period of 12 months from the date of exports. Similarly, in the event that such exporter has received any advance against exports in foreign exchange from its overseas customers, it will have to render the requisite services so that the advances received are earned within a period of 12 months. If Exl India or Inductis India did not meet these conditions, it would be required to obtain permission to export foreign currency from the Reserve Bank of India.

        ExlService Holdings and Inductis receive payments under most of their respective client contracts and are invoiced by Exl India and Inductis India, as applicable, for services that Exl India and Inductis India, as applicable, provide to our clients under these contracts. Exl India and Inductis India hold the foreign currency they receive, primarily from ExlService Holdings and Inductis, in an export earners foreign currency account. All foreign exchange requirements, including import of capital goods, expenses incurred during foreign travel of employees and discharge of foreign exchange are met using the foreign currency in that account. As and when funds are required in India, such funds are transferred to an Indian rupee account.

Income Taxes

The India Finance Act, 2000 provides Exl India and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The India Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Accordingly, facilities established in India on or before March 31, 2000 have a ten-year tax holiday, new facilities established on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2009. After March 31, 2009, the tax holiday will no longer be available to new facilities. Exl India provides BPO services from its wholly owned, export oriented units situated in Noida and Pune. The income derived from the services rendered from these facilities is not subject to taxes in India until March 31, 2009. Inductis India is located in Gurgaon and its services also qualify under the India Finance Act, 2000 for a tax holiday until March 31, 2009.

As a result of the tax holiday, our BPO service operations have been subject to relatively lower tax liabilities. For example, we recognized lower income tax expense with respect to the Company’s foreign operations for the three months ended June 30, 2007 as a result of the tax holiday, compared to approximately $2.0 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). When our tax holiday expires or terminates, our tax expense will materially increase. While we have incurred losses in the prior periods under applicable Indian tax laws, we have decided not to carry forward these losses.

We recognize deferred tax assets and liabilities for temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

The India Finance Act, 2007 includes the imposition of MAT obligations beginning in April 2007. Pursuant to such change we have calculated our tax liability including MAT. The MAT liability can be carried forward and set off against future tax liabilities. In accordance with SFAS 109 “Accounting for Income Taxes” a deferred tax asset of $893,446 has been recognized as of June 30, 2007.

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among our subsidiaries and ExlService Holdings Inc. may be considered such transactions. Accordingly, we determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of our tax returns and determine that the transfer price applied was not appropriate, we may incur increased tax liabilities, including accrued interest and penalties. We are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies. We have received three assessment orders from the Indian tax authorities with respect to their audit of certain of our subsidiaries.

The first assessment order issued by the Indian taxing authorities regarding transfer pricing relates to their audit of EXL India’s 2003-04 tax year. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India. This assessment demands that EXL India pay additional taxes in the amount of $2.4 million. We have paid approximately $0.8 million to the Indian tax authorities as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities.

The second assessment order issued by the Indian taxing authorities regarding transfer pricing relates to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and demands that EXL India pay additional taxes in the amount of $4.0 million. We have paid approximately $1.7 million to the Indian tax authorities as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities.

The third assessment order issued by the Indian taxing authorities, which was issued against EXL Inc., relates to EXL Inc.’s 2003-04 tax year. The assessment order alleges that EXL Inc. has a permanent establishment in India and demands that it pay additional taxes of $3.6 million. Out of the $3.6 million demanded, we have paid approximately $1.7 million as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities. If EXL Inc. were found to have a permanent establishment in India, it would be required to pay Indian taxes on the income deemed attributed to such permanent establishment for the 2003-04 tax year as well as for subsequent years.

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

Inductis Acquisition

On July 1, 2006, we completed the Inductis Acquisition. Inductis is a provider of research and analytics services. The Inductis Acquisition has expanded the types and sophistication of the research and analytics services we offer. The total consideration for the Inductis Acquisition, including the assumption of liabilities, earn-out and contingent payments and transaction costs, could be approximately $31.5 million. As of June 30, 2007, we have paid approximately $17.7 million of such consideration including $3.0 million cash and the issuance of 1,307,235 shares of our common stock with a fair value of $14.6 million (including 257,273 shares of common stock issued as earn out consideration for performance related to the period ended December 31, 2006).

We also agreed to make certain additional earn-out payments to the former holders of Inductis securities based on the satisfaction of certain agreed-upon financial performance goals for the Inductis business in 2007 and certain additional contingent payments in a mix of cash and additional shares of our common stock, the mix of which cannot be determined until the size of the contingent payments, if any, is determined, based on the satisfaction of certain agreed-upon financial performance goals. The value of any such contingent payments could range from $0.6 million to $6.5 million. However, based on the current and expected performance of Inductis in 2007, it is unlikely that any such contingent payments will be required.

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

Revenue Recognition

        We derive revenues from BPO, research and analytics and advisory services provided on a cost-plus, time-and-materials, fixed price, contingent fee or unit-priced basis. We recognize revenues as services are rendered, provided that persuasive evidence of an arrangement exists, there are no remaining obligations with respect to the services rendered and collection is considered probable. We invoice clients in accordance with agreed rates and billing arrangements. We recognize revenues from the last billing date to the balance sheet date as unbilled revenues, and we recognize billings in excess of revenues earned or advances received from clients as deferred revenue.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position, we believe we have adequately accrued for probable exposures as of June 30, 2007. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At June 30, 2007, we performed an analysis of the deferred tax asset valuation allowance on our Indian subsidiaries and concluded that a valuation allowance offsetting certain deferred tax assets be recorded, based on our conclusion that it is more likely than not that there will not be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each period. See Note 12, “Income Taxes,” in the notes to our unaudited consolidated financial statements for the three months ended June 30, 2007.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method of transition with regard to stock-based awards. Before the consummation of our October 2006 initial public offering, we used a third party valuation firm to perform valuations of the fair value of our securities in connection with certain stock-based equity grants.

See Note 2, “Summary of Significant Accounting Policies,” and Note 13, “Stock Based Compensation,” in the notes to our unaudited consolidated financial statements for the three months ended June 30, 2007, for significant factors considered in determining the fair value of our stock.

Derivative Instruments

In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under our policies, with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates, and not for speculative trading purposes. We also hedge anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges, under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income (loss) until the contract is settled and at that time are recognized in the consolidated statements of operations. We evaluate hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of operations.

At June 30, 2007, forward exchange contracts of $33.5 million and GBP22.0 million were outstanding. We have evaluated the effectiveness of all our forward exchange contracts. For the three months ended June 30, 2007 and 2006, net gains from ineffective cash flow hedges included in the consolidated statements of income totaled $0.9 million and $(1.0) million respectively. For the six months ended June 30, 2007 and 2006, net gains from ineffective cash flow hedges included in the consolidated statements of income totaled $1.0 million and $(1.0) million respectively. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in accumulated comprehensive income are reclassified to earnings.

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

Results of Operations

The following table summarizes our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$42,646,251	$24,650,263	$82,150,252	$46,107,597
Revenues (from related party)	373,588	579,995	724,035	680,645

Total revenues	$43,019,839	$25,230,258	$82,874,287	$46,788,242
Cost of revenues (exclusive of depreciation and amortization)	28,798,645	15,941,695	53,280,613	29,887,639

Gross profit	14,221,194	9,288,563	29,593,674	16,900,603

Operating expenses:
General and administrative expenses	6,805,341	3,633,351	12,840,888	7,308,380
Selling and marketing expenses	2,027,727	685,909	3,991,257	1,448,100
Depreciation and amortization	2,764,035	1,875,243	5,204,937	3,639,974

Total operating expenses	11,597,103	6,194,503	22,037,082	12,396,454

Income from operations	2,624,091	3,094,060	7,556,592	4,504,149
Other income (expense):
Foreign exchange gain (loss)	2,294,904	(1,100,715)	2,865,011	(699,894)
Interest and other income	1,018,782	363,759	2,026,584	601,382
Interest expense	(9,559)	(101,748)	(27,080)	(203,767)

Income before income taxes	5,928,218	2,255,356	12,421,107	4,201,870
Income tax provision/(benefit)	308,170	670,196	1,392,433	503,428

Net income	5,620,048	1,585,160	11,028,674	3,698,442
Dividends and accretion on preferred stock	—	(173,651)	—	(342,379)

Net income to common stockholders	$5,620,048	$1,411,509	$11,028,674	$3,356,063

Basic earnings per share to common stockholders	$0.20	$0.07	$0.39	$0.16
Diluted earnings per share to common stockholders	$0.19	$0.07	$0.38	$0.16
Weighted-average number of shares used in computing earnings per share:
Basic(1)	28,495,781	21,224,168	28,319,530	21,217,626
Diluted(1)	29,210,372	21,407,834	29,050,897	21,429,822

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues.
(2)	Cost of revenues includes $0.3 million and $0.0 for the three months ended June 30, 2007 and June 30, 2006, respectively, and $0.5 million and $0.0 million for the six months ended June 30, 2007 an June 30, 2006, respectively, as amortization of stock compensation expense relating to issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13. Cost of revenues excludes depreciation and amortization related to fixed assets.
(3)	SG&A expenses include $0.8 million and $0.2 million for the three months ended June 30, 2007 and June 30, 2006, respectively, and $1.4 million and $0.4 million for the six months ended June 30, 2007 and June 30, 2006, respectively, as amortization of stock compensation expense relating to issuance of equity awards to our non-operations staff as described in Note 13 to our consolidated financial statements.
(4)	Depreciation and amortization includes $0.6 million and $0 for the three months ended June 30, 2007 and June 30, 2006, respectively, and $1.2 million and $0 for the six months ended June 30, 2007 and June 30, 2006, respectively, of amortization of intangibles as described in Note 3 to our consolidated financial statements.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

As a result of the Inductis Acquisition, our results of operations for the three months ended June 30, 2007 are not comparable to the three months ended June 30, 2006. Our results of operations for the three months ended June 30, 2007 were favorably impacted by an increase in revenues attributable to the Inductis Acquisition and an increase in BPO and advisory revenue and negatively impacted by changes in exchange rates and a decrease in utilization rates attributable to expansion.

        Revenues. Revenues increased 70.6% from $25.2 million for the three months ended June 30, 2006 (including $0.9 million of reimbursable expenses) to $43.0 million for the three months ended June 30, 2007 (including $2.2 million of reimbursable expenses). We recognized revenues from 58 clients (including 17 clients acquired in the Inductis Acquisition) during the three months ended June 30, 2007, compared to 39 clients during the three months ended June 30, 2006. Revenues attributable to 11 new clients (excluding revenue increase attributable to existing clients) were $0.8 million during the three months ended June 30, 2007. Revenue increases from existing clients were attributable to faster than expected volume increases within existing processes and the addition of new processes. The increase in revenue was also attributable to the strength of the UK pound sterling with respect to the US dollar during the period.

Cost of Revenues. Cost of revenues increased 81.1% from $15.9 million for the three months ended June 30, 2006 to $28.8 million for the three months ended June 30, 2007. Cost of revenues for the three months ended June 30, 2007 includes $3.6 million related to the Inductis business, which was not included in cost of revenues for the three months ended June 30, 2006. Salaries and personnel expenses increased from $10.6 million in the three months ended June 30, 2006 to $20.4 million in the three months ended June 30, 2007 as a result of an increase in headcount and salary levels. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs increased from $2.0 million for the three months ended June 30, 2006 to $2.7 million for the three months ended June 30, 2007, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues also increased due to the strengthening of India rupee with respect to the US dollar. Cost of revenues includes $0.3 million and $0.0 for the three months ended June 30, 2007 and June 30, 2006, respectively, for amortization of stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues increased from 63.1% for the three months ended June 30, 2006 to 67.0% for the three months ended June 30, 2007.

Gross Profit. Gross profit increased 52.7% from $9.3 million for the three months ended June 30, 2006 to $14.2 million for the three months ended June 30, 2007, including $0.5 million for the three months ended June 30, 2007 from Inductis. The increase in gross profit is primarily the result of increased revenues. Gross profit as a percentage of revenues however decreased from 36.9% for the three months ended June 30, 2006 to 33.0% for the three months ended June 30, 2007.

Selling General & Administrative (SG&A) Expenses. SG&A expenses increased 104.7% from $4.3 million for the three months ended June 30, 2006 to

$8.8 million for the three months ended June 30, 2007. General and administrative expenses increased 88.9% from $3.6 million for the three months ended June 30, 2006 to $6.8 million for the three months ended June 30, 2007 and selling and marketing expenses increased 185.7% from $0.7 million for the three months ended June 30, 2006 to $2.0 million for the three months ended June 30, 2007. These increases were primarily due to the addition of corporate and sales and marketing staff in the United States, appreciation of the Indian rupee against the U.S. dollar, as well as an increase in audit and other professional fees incurred as a result of becoming a public company. The increase in SG&A expenses is also attributed to the addition of $1.9 million in expenses incurred by Inductis. Salary and personnel expenses increased from $2.6 million for the three months ended June 30, 2006 to $4.2 million for the three months ended June 30, 2007. Salaries and personnel expense included $0.7 million in expenses as a result of the Inductis Acquisition. SG&A expenses include $0.8 million and $0.2 million for the three months ended June 30, 2007 and the three months ended June 30, 2006, respectively, on account of amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses increased from 17.1% for the three months ended June 30, 2006 to 20.5% for the three months ended June 30, 2007.

Depreciation and Amortization. Depreciation and amortization increased 47.4% from $1.9 million for the three months ended June 30, 2006 to $2.8 million for the three months ended June 30, 2007. The increase was primarily due to the amortization of intangibles acquired from Inductis, impact of change in exchange rates on the depreciation related to foreign subsidiaries and expansion of our infrastructure. We have opened a new operations facility in Noida, having a total capacity of 1,200 workstations. As we add facilities, we also expect that depreciation expense will increase, reflecting additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations decreased 16.1% from $3.1 million for the three months ended June 30, 2006 to $2.6 million for the three months ended June 30, 2007. Operating margin decreased period-to-period due to an increase in SG&A expenses and depreciation and amortization as well as due to changes in exchange rates. For the three months ended June 30, 2007 our margins were negatively impacted by 1.4% due to exchange rate changes. As a percentage of revenues, income from operations decreased from 12.3% for the three months ended June 30, 2006 to 6.1% for the three months ended June 30, 2007.

Other Income (Expense). Other income (expense) is comprised of foreign exchange gains and losses, interest income and expense and interest expense on redeemable preferred stock. Other income increased from expense of $0.8 million for the three months ended June 30, 2006 to income of $3.3 million for the three months ended June 30, 2007. The increase is due to an increase in interest income on the net proceeds from our October 2006 initial public offering, foreign exchange gains on forward contracts and a reduction in interest expense due to the repayment of our preferred stock in October and November 2006.

Provision for Income Taxes. Provision for income taxes decreased from a charge of $0.7 million for the three months ended June 30, 2006 to a charge of $0.3 million for the three months ended June 30, 2007 and the corresponding effective tax rate has decreased from 30% for the three month ended June 30, 2006 to a rate of 5% for the three months ended June 30, 2007. This is primarily due to a change effective April 1, 2007 in our internal transfer pricing agreement between India and U.S entities to exclude the impact of unrealized foreign exchange gains from the transfer pricing computation. See Note 12, “Income Taxes”, in the notes to our unaudited consolidated financial statements for the three months ended June 30, 2007.

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock were $0 for the three months ended June 30, 2007 compared to $0.2 million for the three months ended June 30, 2006, reflecting the repayment of our preferred stock in October and November 2006.

Net Income to Common Stockholders. Net income to common stockholders increased 300.0% from $1.4 million for the three months ended June 30, 2006 to $5.6 million for the three months ended June 30, 2007. Net income margin increased period-to-period due to the increased revenue, favorable exchange rates and better capacity utilization. The significant increase in net income to common stockholders does not represent a trend in our results of operations and will vary as we build capacity for future ramps ups and exchange rates fluctuate. As a percentage of revenues, net income increased from 5.6% for the three months ended June 30, 2006 to 13.0 % for the three months ended June 30, 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

As a result of the Inductis Acquisition, our results of operations for the six months ended June 30, 2007 are not comparable to the six months ended June 30, 2006. Our results of operations for the six months ended June 30, 2007 are favorably impacted by an increase in revenues attributable to the Inductis Acquisition, increase in BPO and advisory revenues. This is offset by impact of exchange rates. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease, which will have a negative impact on our operating margin. Also, exchange rates fluctuations will have a positive or a negative impact on our net income depending on the direction of fluctuation.

        Revenues. Revenues increased 77.1% from $46.8 million for the six months ended June 30, 2006 (including $1.9 million of reimbursable expenses) to $82.9 million for the six months ended June 30, 2007 (including $4.0 million of reimbursable expenses). We recognized revenues from 64 clients (including 17 clients acquired in the Inductis Acquisition), including clients for our research and analytics services and our advisory services, during the six months ended June 30, 2007 compared to 39 clients during the six months ended June 30, 2006. Revenues attributable to 24 new clients obtained during six months ended June 30, 2007 was $2.5 million. Revenue increases from existing clients were attributable to faster than expected volume increases within existing processes and the addition of new processes. The increase in revenue was also attributable to the strengthening in the U.K pound sterling with respect to the U.S dollar exchange rates during the period.

Cost of Revenues. Cost of revenues increased 78.3% from $29.9 million for the six months ended June 30, 2006 to $53.3 million for the six months ended June 30, 2007. Cost of revenues for the six months ended June 30, 2007 includes $7.3 million related to the Inductis business, which was not included in cost of revenues for the six months ended June 30, 2006. Salaries and personnel expenses increased from $19.7 million in the six months ended June 30, 2006 to $37.4 million in the six months ended June 30, 2007 as a result of an increase in headcount and salary levels. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs increased from $3.8 million for the six months ended June 30, 2006 to $4.8 million for the six months ended June 30, 2007, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues includes $0.5 million and $0 for the six months ended June 30, 2007 and June 30, 2006, respectively, for amortization of stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues increased marginally from 63.9% for the six months ended June 30, 2006 to 64.3% for the six months ended June 30, 2007.

Gross Profit. Gross profit increased 75.1% from $16.9 million for the six months ended June 30, 2006 to $29.6 million for the six months ended June 30, 2007, including $0.9 million for the six months ended June 30, 2007 from Inductis. The increase in gross profit is primarily the result of increased revenue. The increase in gross profit does not represent a trend in our results of operations. As a result, gross profit as a percentage of revenues decreased marginally from 36.1% for the six months ended June 30, 2006 to 35.7% for the six months ended June 30, 2007.

SG&A Expenses. SG&A expenses increased 90.9% from $8.8 million for the six months ended June 30, 2006 to $16.8 million for the six months ended June 30, 2007. General and administrative expenses increased 75.3% from $7.3 million for the six months ended June 30, 2006 to $12.8 million for the six months ended June 30, 2007 and selling and marketing expenses increased 166.7% from $1.5 million for the six months ended June 30, 2006 to $4.0 million for the six months ended June 30, 2007. These increases were primarily due to the addition of corporate and sales and marketing staff in the United States, as well as an increase in audit and other professional fees incurred as a result of becoming a public company. The increase in SG&A expenses is also attributed to the addition of $3.7 million in expenses incurred by Inductis. Salary and personnel expenses increased from $5.3 million for the six months ended June 30, 2006 to $8.1 million for the six months ended June 30, 2007. SG&A expenses include $1.4 million and $0.4 million for the six months ended June 30, 2007 and the six months ended June 30, 2006, respectively, on account of amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses increased from 18.8% for the six months ended June 30, 2006 to 20.3% for the six months ended June 30, 2007.

Depreciation and Amortization. Depreciation and amortization increased 44.4% from $3.6 million for the six months ended June 30, 2006 to $5.2 million for the six months ended June 30, 2007. The increase was primarily due to the amortization of intangibles acquired from Inductis. We have constructed a new operations facility in Noida, having a total capacity of 1,200 workstations out of which approximately 400 workstations became operational in April 2007 and the remaining in July 2007. As we add facilities, we also expect that depreciation expense will increase, reflecting additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations increased 68.9% from $4.5 million for the six months ended June 30, 2006 to $7.6 million for the six months ended June 30, 2007. Operating margin increased due to a significant increase in revenue from BPO and advisory services partly caused by seasonal factors, a higher than expected demand, favorable exchange rates and better capacity utilization rate. This was partly offset by a loss of $2.9 million at Inductis due to lower demand caused primarily by lower discretionary spending among its largest customers. As a percentage of revenues, income from operations decreased from 9.6% for the six months ended June 30, 2006 to 9.1% for the six months ended June 30, 2007. The decrease in income from operations does not represent a trend in our results of operations and we expect a decrease in our operating margin in 2007 as compared to previous quarters as we make key investments in our infrastructure and support functions.

Other Income (Expense). Other income (expense) is comprised of foreign exchange gains and losses, interest income and interest expense. Other income increased significantly from an expense of $0.3 million for the six months ended June 30, 2006 to an income of $4.9 million for the six months ended June 30, 2007 as a result of interest income on the net proceeds from our October 2006 initial public offering, increase in foreign exchange gains and reduction in interest expense due to the repayment of our preferred stock in October and November 2006.

Provision for Income Taxes. Provision for income taxes increased from a charge of $0.5 million for the six months ended June 30, 2006 to an expense of $1.4 million for the six months ended June 30, 2007 and the corresponding effective rate of taxes has decreased marginally from a provision of 12% for the six month ended June 30, 2006 to a provision of 11% for the six months ended June 30, 2007. The increase in provision for income tax is primarily because of an increase in U.S. income, which is subject to tax, resulting in an increase in current taxes to $2.1 million for the six months ended June 30, 2007 from 1.3 million for the six months ended June 30, 2006. This was partly offset by the recognition of a deferred tax asset of $0.7 million for the six months ended June 30, 2007 compared to a benefit of $0.8 million for the six months ended June 30, 2006 and a change in our internal transfer pricing agreement effective April 1, 2007. See Note 12, “Income Taxes,” in the notes to our unaudited consolidated financial statements for the six months ended June 30, 2007

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock were $0 for the six months ended June 30, 2007 compared to $0.3 million for the six months ended June 30, 2006, reflecting the repayment of our preferred stock in October and November 2006.

Net Income to Common Stockholders. Net income to common stockholders increased 223.5% from $3.4 million for the six months ended June 30, 2006 to $11.0 million for the six months ended June 30, 2007. Net income margin increased period-to-period due to the increased revenue, impact due to changes in exchange rates after considering hedge gains and better capacity utilization. The significant increase in net income to common stockholders does not represent a trend in our results of operations and will vary as we build capacity for future ramps ups and exchange rates fluctuate. As a percentage of revenues, net income increased from 7.3% for the six months ended June 30, 2006 to 13.3% for the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2007, we had $82.6 million in cash and cash equivalents on hand.

In October 2006, we consummated an initial public offering of our common stock. In the offering, we issued and sold 5,750,000 shares of our common stock at an initial offering price of $13.50 per share, resulting in gross proceeds of $77.6 million and net proceeds of approximately $69.8 million after deducting underwriting discounts and commissions of approximately $5.4 million and related offering expenses of approximately $2.4 million. We used approximately $6.7 million of the net proceeds from the initial public offering to repurchase all of our outstanding shares of preferred stock and approximately $5.8 million to repay all outstanding senior promissory notes payable to certain stockholders.

        Cash flows from operating activities decreased from $2.7 million in the six months ended June 30, 2006 to $1.1 million in the six months ended June 30, 2007. Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The decrease in cash flows from operations is predominantly due to a payment of taxes, timing of payments to vendors and decreases in other assets. This was offset by a decrease in other current assets. Net income increased in the six months ended June 30, 2007 by $6.4 million compared to the six months ended June 30, 2006 due to the continued growth in our business.

        Cash used in investing activities increased to $4.9 million in the six months ended June 30, 2007 from $2.3 million in the six months ended June 30, 2006. The increase is a result of the purchase of fixed assets for the new facility in Noida, India which has a total capacity of approximately 1,200 seats.

Cash flows from financing activities increased from an outflow of $0.1 million in the six months ended June 30, 2006 to an inflow of $0.9 million in the six months ended June 30, 2007, primarily because of proceeds from exercise of stock options in the six months ended June 30, 2007.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we have made significant capital investments, primarily related to new facilities. Capital expenditures we make to meet client needs represent primarily leasehold improvements to buildout facilities, telecommunications equipment, and computer hardware and software we purchase in connection with managing client operations. We incurred $10.4 million of capital expenditures in 2006. We expect to incur approximately $11.0 million to $15.0 million of capital expenditures in 2007 primarily to meet the growth requirements of our clients, including expanding our facilities, as well as to improve our internal technology. We have constructed a new operations facility in Noida, India, having a total capacity of 1,200 workstations, all of which became operational by July 2007, at a total cost of approximately $8.3 million.

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

Pursuant to the Inductis Acquisition, we paid a $0.4 million bonus to former Inductis shareholders in January 2007.

Depending on Inductis profit adjusted earnout revenue for 2007 and 2006, no more than an aggregate of 778,764 shares of our common stock is to be issued to the former holders of Inductis common stock and restricted stock under the earn out provisions. We issued 257,273 shares of common stock as earn out consideration for performance related to the period ended December 31, 2006. We may also need to make certain additional contingent payments to former holders of Inductis securities in a mix of cash and additional shares of our common stock, the mix of which cannot be determined until the size of the contingent payments, if any, is determined, based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2007. The value of any such contingent payments would range from $0.6 million to $6.5 million however based on the current and expected performance of Inductis in 2007 it is unlikely that any such contingent payments will be required.

We intend to use the remaining net proceeds from our October 2006 initial public offering for working capital and general corporate purposes. We anticipate that we will continue to rely upon cash from operating activities and remaining proceeds from our October 2006 initial public offering to finance our capital expenditures and working capital needs. We believe that cash flow from operations and the remaining net proceeds from our October 2006 initial public offering will be sufficient to meet our ongoing capital expenditure, working capital and other cash needs over the next two years. If we have significant growth through acquisitions or require additional operating facilities to service customer contracts, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this Quarterly Report on Form 10-Q from the statements set forth in our 2006 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted FIN 48, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties recognized in accordance with the guidance provided in FIN 48, if any, are being classified as interest expense and general and administrative expense, respectively. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicated it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The implementation of FIN 48 did not have any impact on the Company’s consolidated financial statements.

All federal tax filings of ExlService Holdings and its U.S. subsidiaries for tax years since 2003 are subject to examination by federal tax authorities, and the 2004 tax year is being examined by the U.S. Internal Revenue Service. In addition, the 2005 tax year for Inductis is being examined by the U.S. Internal Revenue Service. All state tax filings of ExlService Holdings for tax years from 2003 to 2005 are being examined by New York State tax authorities. All tax filings of the Company’s subsidiaries in India are subject to examination by Indian taxing authorities for tax years since 2001-02. All income tax filings for Company’s subsidiaries in the U.K. are subject to examination by U.K. taxing authorities for tax years since 2004. Management believes that the outcome of these examinations will not have a material impact on the Company’s consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in the BPO industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the U.K. pound sterling, the U.S. dollar and the Indian rupee;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in India;

•	worldwide political, economic and business conditions; and

•	our ability to successfully consummate or integrate strategic acquisitions, including the Inductis Acquisition.

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

Components of Market Risk

Exchange Rate Risk. The functional currency of ExlService Holdings, and our subsidiaries Exl Inc., Inductis LLC and Inductis Inc., is the U.S. dollar. The functional currency of Exl India, NCOP, Inductis India and ESSPL is the Indian rupee. The functional currency of Exl UK is the pound sterling. The functional currency of Inductis (Singapore) Pte Limited is the Singapore dollar. In each case, the functional currency is the currency of the primary economic environment in which that entity operates. Monetary assets and liabilities in foreign currencies are translated into functional currency at the rate of exchange prevailing on the related balance sheet dates. Transactions in foreign currencies are translated into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction-related foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations. The assets and liabilities of subsidiaries are translated into U.S. dollars at the rate of exchange prevailing on the related balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month. Resulting translation adjustments are included in the “accumulated other comprehensive income/(loss)” in the balance sheet.

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars and U.K. pound sterling (45.8% and 54.0%, respectively, for the three months ended June 30, 2007 and 46.9% and 52.9%, respectively, for the six months ended June 30, 2007), most of our expenses (69.1% in the three months ended June 30, 2007 and 65.7% in the six months ended June 30, 2007) are incurred and paid in Indian rupees. The exchange rates among the Indian rupee, U.K. pound sterling and U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and receivables. Based upon our level of operations during the three months ended June 30, 2007 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the U.K. pound sterling against the U.S. dollar would have increased/decreased revenues in the three months ended June 30, 2007 by approximately $1.2 million. Similarly, a 5.0% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our expenses incurred and paid in Indian rupees in the three months ended June 30, 2007 by approximately $1.3 million.

We have sought to reduce the effect of Indian rupee and U.K. pound sterling exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of cost incurred in our India operations. Forward exchange contracts with a notional amount of $33.5 million and GBP22.0 million were outstanding at June 30, 2007 and of $33.0 million and GBP21.7 million were outstanding at December 31, 2006. The forward foreign exchange contracts typically mature within nine months, must be settled on the day of maturity and may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and U.K. pound sterling foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

Interest Rate Sensitivity. We had cash and cash equivalents totaling $82.6 million at June 30, 2007. These amounts were invested primarily in a short-term investment portfolio primarily comprised of investment grade commercial paper. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1% decrease in short term rates would reduce our interest income for the three months ended June 30, 2007 by approximately $0.2 million and by $0.4 million for the six months ended June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, to allow timely decisions regarding disclosure.

We have identified specific instances where our disclosure controls and procedures in the accounting and financial reporting areas were not effective. In these instances, the results of our evaluation indicate that our disclosure controls and procedures were adversely impacted by a number of events that occurred in the first and second quarters of 2007, some of which were one-time events that are being addressed and are in the process of being remediated, including (i) insufficient staffing levels and capabilities in the accounting and financial reporting departments, (ii) insufficient automation of the accounting and financial reporting processes, (iii) the complexity and time sensitivity of our new financial reporting requirements, and (iv) the complexity of the continued integration of the financial reporting processes of Inductis with those of our historic service units.

We have undertaken the following action plan to address and remediate the issues identified in our disclosure controls and procedures: (i) the appointment of a new CFO on March 30, 2007, (ii) commitment to hiring additional experienced personnel in the accounting and financial reporting departments and recruiting for these positions as well as other open positions in these departments, (iii) continued review of all financial reporting processes, practices and policies for the purpose of implementing changes to strengthen the effectiveness of the financial reporting process, (iv) organizational changes to reflect a more effective span of control, (v) review of compensation structures in order to better attract and retain the necessary capabilities in the accounting and financial reporting departments and (vi) initiation of a program to reengineer and automate key financial processes and controls.

We expect that these measures will enable us to address and remediate the specific instances where our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The first assessment order issued by the Indian taxing authorities regarding transfer pricing relates to their audit of EXL India’s 2003-04 tax year. Indian transfer pricing regulations require that any international transaction involving related corporations be at an arms’ length price. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India. Transactions among our subsidiaries and us may be considered such transactions. This assessment demands that EXL India pay additional taxes in the amount of $2.4 million. We have paid approximately $0.8 million to the Indian tax authorities as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities.

The second assessment order issued by the Indian taxing authorities regarding transfer pricing relates to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and demands that EXL India pay additional taxes in the amount of $4.0 million. We have already paid approximately $1.7 million to the Indian tax authorities as a deposit in respect of this assessment.

The third assessment order issued by the Indian taxing authorities, which was issued against EXL Inc., relates to EXL Inc.’s 2003-04 tax year. The assessment order alleges that EXL Inc. has a permanent establishment in India and demands that it pay additional taxes of $3.6 million. Out of the $3.6 million demanded, we have already paid $1.7 million as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities. If EXL Inc. were found to have a permanent establishment in India, it would be required to pay Indian taxes on the income deemed attributed to such permanent establishment not only for the 2003-04 tax year but for subsequent years as well.

We are contesting all of these assessments and have filed appeals with the appropriate Indian tax authorities. Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our unaudited consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future. Amounts paid as deposits in respect of the assessments described above, totaling $4.2 million as of June 30, 2007, are included in “Other Assets” in our June 30, 2007 consolidated balance sheet.

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

None.

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

The Company held its 2007 Annual Meeting of Stockholders on June 13, 2007 at its offices in New York, New York. Of the 28,460,500 shares of common stock entitled to vote at the meeting, 25,671,376 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:

(1) The stockholders elected the following Directors to serve until the Company’s 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The votes were as follows:

Name of Director	Vote in Favor	Votes Withheld
Edward V. Dardani	25,436,592	234,784
Rohit Kapoor	25,437,092	234,284

(2) The stockholders ratified the selection of Ernst & Young LLP as the independent registered public account firm of the Company for fiscal year 2007. The votes were as follows:

Votes For	Votes Against	Abstained
25,648,036	2,486	20,854

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Letter Agreement dated as of July 1, 2007 between Norwich Union and the Company.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the President and Chief Operating Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the President and Chief Operating Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: August 14, 2007	By:	/s/ Matthew Appel
Matthew Appel
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)