Form 10-Q
period 2007-09-30
ExlService Holdings, Inc.
filed 2007-11-14
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2007, there were 28,680,534 shares of the registrant’s common stock outstanding (excluding 163,690 shares held in treasury), par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$91,015,943	$85,366,103
Restricted cash	495,439	1,093,277
Accounts receivable, net of allowance for doubtful accounts of $27,542 at September 30, 2007 and $100,828 at December 31, 2006	39,138,896	26,801,058
Accounts receivable from related parties	466,692	254,803
Employee receivables	1,076,522	638,589
Prepaid expenses	881,938	1,673,721
Deferred tax assets	3,833,839	3,570,990
Other current assets	8,213,152	3,321,992

Total current assets	145,122,421	122,720,533

Fixed assets, net	23,749,478	21,545,324
Intangibles, net	565,000	1,970,000
Goodwill	16,785,487	16,651,462
Restricted cash	289,499	302,160
Deferred tax assets	2,661,870	818,219
Other assets	6,968,475	1,601,244

Total assets	$196,142,230	$165,608,942

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,613,595	$3,161,942
Deferred revenue	4,288,146	6,376,725
Accrued employee cost	11,922,162	10,251,197
Other accrued expenses and current liabilities	13,115,860	14,336,829
Income taxes payable	1,062,720	2,705,326
Current portion of capital lease obligation	140,570	165,995
Deferred tax liabilities	159,000	700,901

Total current liabilities	32,302,053	37,698,915

Capital lease obligations, less current portion	298,988	227,651
Deferred tax liabilities	73,101	146,200
Other non current liabilities	448,517	339,715

Total liabilities	33,122,659	38,412,481

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,825,204 shares issued and outstanding as at September 30, 2007 and 28,262,289 shares issued and outstanding as at December 31, 2006	28,825	28,263
Additional paid-in capital	109,005,649	98,429,374
Retained earnings	45,932,761	28,664,647
Accumulated other comprehensive income/(loss)	8,368,269	109,693

	163,335,504	127,231,977

Less: 163,690 shares as at September 30, 2007 and 149,138 shares at December 31, 2006, held in treasury, at cost	(315,933)	(35,516)
Total stockholders’ equity	163,019,571	127,196,461

Total liabilities and stockholders’ equity	$196,142,230	$165,608,942

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$46,090,300	$35,081,504	$128,240,552	$81,189,101
Revenues (from related parties)	538,750	583,541	1,262,785	1,264,186

Total revenues	$46,629,050	$35,665,045	$129,503,337	$82,453,287
Cost of revenues (exclusive of depreciation and amortization)	29,852,667	21,490,479	83,133,280	51,378,118

Gross profit	16,776,383	14,174,566	46,370,057	31,075,169

Operating expenses:
General and administrative expenses	6,990,766	5,802,239	19,831,654	13,110,619
Selling and marketing expenses	2,556,621	1,635,644	6,547,878	3,083,744
Depreciation and amortization	2,560,476	2,614,929	7,765,413	6,254,903

Total operating expenses	12,107,863	10,052,812	34,144,945	22,449,266

Income from operations	4,668,520	4,121,754	12,225,112	8,625,903
Other income/(expense):
Foreign exchange gain/(loss)	2,267,805	11,681	5,132,816	(688,213)
Interest and other income	1,028,192	310,945	3,054,776	912,327
Interest expense	(12,837)	(275,310)	(39,917)	(479,077)

Income before income taxes	7,951,680	4,169,070	20,372,787	8,370,940
Income tax provision/(benefit)	1,712,240	(152,084)	3,104,673	351,344

Net income	6,239,440	4,321,154	17,268,114	8,019,596
Dividends and accretion on preferred stock	—	(180,794)	—	(523,173)

Net income to common stockholders	$6,239,440	$4,140,360	$17,268,114	$7,496,423

Basic earnings per share to common stockholders	$0.22	$0.19	$0.61	$0.35
Diluted earnings per share to common stockholders	$0.21	$0.19	$0.59	$0.34
Weighted-average number of shares used in computing earnings per share:
Basic	28,644,120	21,603,812	28,387,242	21,583,084
Diluted	29,115,603	21,997,319	29,096,915	21,912,253

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$17,268,114	$8,019,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,765,413	6,254,903
Amortization of deferred financing costs	—	45,000
Amortization of deferred stock compensation and other non-cash compensation	3,362,002	1,280,113
Interest on senior long term debt	—	219,374
Non employee stock options	379,626	290,012
Foreign exchange (gain)/loss (unrealized)	(1,053,580)	1,331,004
Deferred income taxes	(744,840)	(1,587,169)
Excess tax benefit from stock-based compensation	(631,861)	—

Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	687,849	(242,736)
Accounts receivable	(12,518,714)	(5,649,585)
Prepaid expenses and other current assets	3,058,235	17,188
Accounts payable	(921,440)	276,056
Deferred revenue	(2,266,560)	(1,744,669)
Accrued expenses and other liabilities	4,151,018	5,263,488
Income taxes payable	(1,658,937)	(342,846)
Other assets	(5,495,922)	(2,616,075)

Net cash provided by operating activities	11,380,403	10,813,654

Cash flows from investing activities
Purchase of fixed assets	(7,082,326)	(3,771,822)
Business acquisition (net of cash)	—	(952,846)

Net cash used in investing activities	(7,082,326)	(4,724,668)

Cash flows from financing activities
Principal payments on capital lease obligations	(223,173)	(403,118)
Repayment of bank borrowings	—	(3,150,000)
Repayment of long term debt	—	(1,100,000)
Outflow from treasury stock transactions	(280,417)	(21,057)
Proceeds from exercise of stock options	1,086,967	135,779
Excess tax benefit from stock-based compensation	631,861	—

Net cash provided by/(used for) financing activities	1,215,238	(4,538,396)

Effect of exchange rate changes on cash and cash equivalents	136,525	(162,348)

Net increase/(decrease) in cash and cash equivalents	5,649,840	1,388,242
Cash and cash equivalents at the beginning of the year	85,366,103	24,240,632

Cash and cash equivalents at the end of the period	$91,015,943	$25,628,874

Supplemental disclosure of cash flow information
Cash paid for interest	$30,168	$127,554
Cash paid for taxes	$6,605,404	$2,288,491
Supplemental disclosure of non-cash information
Assets acquired under capital lease	$232,765	$158,357
Fair value of the shares issued for non cash consideration	$5,449,042	$9,134,669

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements of ExlService Holdings for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of such statements for these periods. The consolidated statements of income for the interim periods presented are not necessarily indicative of the results for the full year.

The consolidated balance sheet at December 31, 2006 was extracted from the audited consolidated balance sheet of ExlService Holdings included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

        The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet dates. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month. Resulting translation adjustments are included in accumulated other comprehensive income/(loss).

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

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Three Months Ended September 30, 2007	$1,913,722
Three Months Ended September 30, 2006	$1,427,367
Nine months Ended September 30, 2007	$5,916,527
Nine months Ended September 30, 2006	$3,379,371

During the three months ended September 30, 2007, two customers accounted for 26.5% and 25.7%, respectively, of the Company’s total revenues. During the three months ended September 30, 2006, three customers accounted for 29.4%, 16.3% and 11.5% respectively, of the Company’s total revenues.

During the nine months ended September 30, 2007, two customers accounted for 27.7% and 24.9%, respectively, of the Company’s total revenues. During the nine months ended September 30, 2006, two customers accounted for 37.5% and 13.8% respectively, of the Company’s total revenues.

As of September 30, 2007, two customers accounted for 30.7% and 25.5%, respectively, of the Company’s total accounts receivable. As of December 31, 2006, three customers accounted for 25.4%, 21.4% and 12.0% respectively, of the Company’s total accounts receivable.

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

Based on the results of its first step impairment tests performed on October 1, 2006, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event we record an impairment loss in the future, such amount will not be deductible for tax purposes. As of September 30, 2007, our goodwill balance was $16,785,487. The goodwill balance at September 30, 2007 has changed from the balance at December 31, 2006 due to purchase price adjustments recorded during the nine months ended September 30, 2007.

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

Revenues and cost of revenues for the three months ended September 30, 2007 and 2006 for BPO, advisory and research and analytics services are as follows:

	Three months ended September 30, 2007				Three months ended September 30, 2006
	BPO	Advisory	Research and Analytics	Total	BPO	Advisory	Research and Analytics	Total
Revenues	$38,024,309	$2,794,847	$5,271,144	$46,090,300	$25,946,420	$2,295,794	$6,839,290	$35,081,504
Revenues from related parties	—	538,750	—	538,750	186,525	392,116	4,900	583,541

Total revenues	38,024,309	3,333,597	5,271,144	46,629,050	26,132,945	2,687,910	6,844,190	35,665,045
Cost of revenue (exclusive of depreciation and amortization)	24,396,665	1,863,921	3,592,081	29,852,667	15,623,428	1,535,228	4,331,823	21,490,479

Gross profit	13,627,644	1,469,676	1,679,063	16,776,383	10,509,517	1,152,682	2,512,367	14,174,566
Selling, general and administrative expenses				9,547,387				7,437,883
Depreciation and amortization				2,560,476				2,614,929
Foreign exchange gain				2,267,805				11,681
Interest and other income				1,028,192				310,945
Interest expense				(12,837)				(275,310)
Income tax (benefit) provision				1,712,240				(152,084)

Net income				6,239,440				4,321,154
Dividends and accretion on preferred stock				—				(180,794)

Net income to common stockholders				$6,239,440				$4,140,360

Advisory gross profit for the three months ended September 30, 2007 reflects the impact of a change in bonus allocation methodology among service lines as compared to the three months ended June 30, 2007.

	Nine months ended September 30, 2007				Nine months ended September 30, 2006
	BPO	Advisory	Research and Analytics	Total	BPO	Advisory	Research and Analytics	Total
Revenues	$105,710,335	$8,779,311	$13,750,906	$128,240,552	$68,017,315	$5,398,552	$7,773,234	$81,189,101
Revenues from related parties	382,920	836,516	43,349	1,262,785	342,860	916,426	4,900	1,264,186

Total revenues	106,093,255	9,615,827	13,794,255	129,503,337	68,360,175	6,314,978	7,778,134	82,453,287
Cost of revenue (exclusive of depreciation and amortization)	65,937,533	6,202,213	10,993,534	83,133,280	42,617,703	3,882,082	4,878,333	51,378,118

Gross profit	40,155,722	3,413,614	2,800,721	46,370,057	25,742,472	2,432,896	2,899,801	31,075,169
Selling, general and administrative expenses				26,379,532				16,194,363
Depreciation and amortization				7,765,413				6,254,903
Foreign exchange gain/(loss)				5,132,816				(688,213)
Interest and other income				3,054,776				912,327
Interest expense				(39,917)				(479,077)
Income tax (benefit)/provision				3,104,673				351,344

Net income				17,268,114				8,019,596
Dividends and accretion on preferred stock								(523,173)

Net income to common stockholders				$17,268,114				$7,496,423

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)”) , which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company adopted the provisions of FAS No. 123(R) using the modified prospective transition method, which requires that the estimated fair value of stock-based awards granted under stock incentive plans is recognized as compensation expense for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. See Note 13 for a detailed discussion of our stock-based compensation and our adoption of FAS No. 123(R).

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding during each period. In determining the income to common stockholders, net income has been reduced by dividends and accretion on preferred stock. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents plus the future stock compensation expense on stock options issued and outstanding at the reporting date. Stock options that are anti-dilutive are excluded from the computation of weighted average shares outstanding. For the three months ended September 30, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 471,483 and 393,507 shares (after giving effect to the stock split and conversion that occurred in connection with our October 2006 initial public offering), respectively. For the nine months ended September 30, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 709,673 and 329,169 shares (after giving effect to the stock split and conversion that occurred in connection with our October 2006 initial public offering), respectively. The calculation of earnings per share for the three months ended September 30, 2007 and 2006 excludes stock options for 558,600 shares and 592,900 shares (after giving effect to the stock split and conversion that occurred in connection with our October 2006 initial public offering) and for the nine months ended September 30, 2007 and 2006 excludes stock options for 360,000 shares and 592,900 shares (after giving effect to the stock split and conversion that occurred in connection with our October 2006 initial public offering), respectively, because the exercise price of such stock options is more than the average price of stock and hence to include them in the calculation would be anti-dilutive.

Accumulated Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income/(loss) consists of net earnings and changes in the cumulative foreign currency translation adjustments and minimum pension liability adjustments. In addition, the Company, enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract.

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

The Company also hedges anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) until the contract is settled and at that time are recognized in the consolidated statements of income.

The Company had outstanding forward exchange contracts totaling $43,250,000 and GBP20,500,000 as at September 30, 2007 and totaling $33,000,000 and GBP21,700,000 as at December 31, 2006.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the consolidated statements of income. For the three months ended September 30, 2007 and 2006, net gain/(loss) from ineffective cash flow hedges included in the consolidated statements of income totaled $43,543 and $(286,268), respectively. For the nine months ended September 30, 2007 and 2006, net gain/(loss) from ineffective cash flow hedges included in the consolidated statements of income totaled $995,472 and $(1,293,268), respectively. Such gain/(loss) is included in foreign exchange gain (loss) in the consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. For the three months ended September 30, 2007 and September 30, 2006, there were no amounts that were reclassified from other comprehensive income into earnings as a result of forecasted transactions that failed to occur.

We estimate that approximately $5,700,000 of net derivative gains included in other comprehensive income could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of September 30, 2007. At September 30, 2007, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 15 months.

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties recognized in accordance with the guidance provided in FIN 48, if any, are being classified as interest expense and general and administrative expense, respectively. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicated it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial statements.

All U.S. federal tax filings of ExlService Holdings and its U.S. subsidiaries for tax years since 2003 are subject to examination by the U.S. federal tax authorities, and the 2004 tax year for ExlService Holdings is being examined by the U.S. Internal Revenue Service. In addition, the 2005 tax year for Inductis is being examined by the U.S. Internal Revenue Service. All U.S. state tax filings of ExlService Holdings for tax years from 2003 to 2005 are being examined by the New York State tax authorities. All tax filings of the Company’s subsidiaries in India are subject to examination by the Indian tax authorities for tax years since 2001-02, and the 2003-04, 2004-05 and 2005-06 tax years are being examined by the Indian tax authorities for EXL India. In addition, the tax filing for Exl Inc. for tax year 2003-04 is under examination by the Indian tax authorities. All tax filings of the Company’s subsidiaries in the U.K. are subject to examination by U.K. tax authorities for tax years since 2004. Management believes that the outcome of these examinations will not have a material impact on the Company’s consolidated financial statements.

3. Intangible Assets.

Information regarding the Company’s other intangible assets is as follows:

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$330,000	$(275,000)	$55,000
Customer relationships	1,360,000	(850,000)	510,000
Non-compete agreements	1,460,000	(1,460,000)	—

	$3,150,000	$(2,585,000)	$565,000

        Amortization expense for the three months ended September 30, 2007 and 2006, was $225,000 and $590,000, respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 was $1,405,000 and $590,000, respectively. The estimated amortization for the intangible assets on a straight-line basis for the year ending September 30, 2008 is $565,000.

4. Restriction on Cash Balances

Current restricted cash represents amounts on deposit with banks against letters of credit and bank guarantees issued by the Company for equipment imports amounting to $495,439 that will mature on various dates within the next year.

Non-current restricted cash represents guarantees against custom and excise bonding issued through banks amounting to $289,499 that will mature after September 30, 2008.

5. Comprehensive Income:

The following table sets forth the components of comprehensive income for the three and nine months ended September 30, 2007 and September 30, 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$6,239,440	$4,140,360	$17,268,114	$7,496,423
Other comprehensive income:
Gain on effective cash flow hedges (net of realized gain reclassified to statements of income)	561,919	420,503	6,294,538	256,685
Foreign currency translation adjustment	585,782	40,542	1,964,038	(156,360)

Total other comprehensive income	1,147,701	461,045	8,258,576	100,325

Total comprehensive income	$7,387,141	$4,601,405	$25,526,690	$7,596,748

6. Fixed Assets:

Fixed assets consist of the following:

	Estimated Useful Life (Years)	September 30, 2007	December 31, 2006
Network equipment, cabling and computers	3-5	$26,864,184	$20,068,764
Buildings	30	1,994,160	1,814,245
Land	—	1,306,125	1,192,666
Leasehold improvements	3-5	12,698,186	8,401,713
Office furniture and equipment	3-7	5,307,437	3,652,614
Motor vehicles	3	1,123,691	927,716
Construction in progress		964,552	3,532,677

		50,258,335	39,590,395
Less: Accumulated depreciation and amortization		(26,508,857)	(18,045,071)

		$23,749,478	$21,545,324

Depreciation and amortization expense for the three months ended September 30, 2007 and 2006 was $2,335,476 and $2,024,929, respectively. Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 was $6,360,413 and $5,664,903, respectively.

Construction in progress represents advances paid towards the acquisition of fixed assets and the cost of fixed assets not yet placed in service. The cost and accumulated amortization of assets under capital leases at September 30, 2007 were $725,318 and $272,371, respectively, and at December 31, 2006 were $825,177 and $456,082, respectively.

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

Deferred financing costs, totaling $300,000, were included in other assets and were amortized to interest expense through the maturity date of the senior long-term debt. The Company repaid all outstanding promissory notes of $5,821,190 with a portion of the proceeds from its October 2006 initial public offering. The un-amortized issuance cost was charged to interest expense upon the repayment of the senior long-term debt. For the three months ended September 30, 2007 and 2006, amortization of deferred financing costs amounted to $0 and $15,000, respectively. For the nine months ended September 30, 2007 and 2006, amortization of deferred financing costs amounted to $0 and $45,000, respectively.

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

For the three months ended September 30, 2007 and 2006, the Company recorded $0 and $165,794, respectively, as dividends and accretion on preferred stock in the consolidated statements of income. For the nine months ended September 30, 2007 and 2006, the Company recorded $0 and $478,173, respectively, as dividends and accretion on preferred stock in the consolidated statements of income.

The preferred stock was recorded net of issuance costs of $300,000, which were accreted over a period of five years. For the three months ended September 30, 2007 and 2006, amortization of issuance costs of $0 and $15,000, respectively, was included as dividends and accretion on preferred stock in the consolidated statements of income. For the nine months ended September 30, 2007 and 2006, amortization of issuance costs of $0 and $45,000, respectively, was included as dividends and accretion on preferred stock in the consolidated statements of income. The unamortized issuance cost was charged to expense on the repurchase of preferred stock.

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

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$76,475	$69,261	$275,365	$197,412
Interest cost	16,488	8,206	51,506	23,458
Actuarial loss	—	4,183	5,232	4,183

Net gratuity cost	$92,963	$81,650	$332,103	$225,053

The Company contributes to the Government Provident Fund (a defined contribution plan) on behalf of its employees in India. The assets held by the Government Provident Fund are not reported on the Company’s balance sheet. The contributions made to the Government Provident Fund for each period are as follows:

Three months ended September 30, 2007	$512,029
Three months ended September 30, 2006	$343,906
Nine months ended September 30, 2007	$1,428,140
Nine months ended September 30, 2006	$941,856

11. Leases

The Company leases motor vehicles from finance companies for certain of its employees. Such leases are recorded as capital leases with interest rates ranging from 9.0% to 12.5%. Future minimum lease payments under these capital leases at September 30, 2007 are as follows:

Year ending September 30,
2008	$175,833
2009	168,294
2010	144,235

Total minimum lease payments	488,362
Less: amount representing interest	48,804

Present value of minimum lease payments	439,558
Less: current portion	140,570

Long term capital lease obligation	$298,988

The Company conducts its operations using facilities, office furniture and certain equipment leased under non-cancelable operating lease agreements that expire in November 2009. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year ending September 30,
2008	$1,281,384
2009	731,397
2010	89,234

Total minimum lease payments	$2,102,015

Rent expense under operating leases was $995,442 and $881,271 for the three months ended September 30, 2007 and 2006, respectively. Rent expense under operating leases was $2,675,178 and $2,232,208 for the nine months ended September 30, 2007 and 2006, respectively.

12. Income Taxes

The Company recorded income tax expense of $1,712,240 for the three months ended September 30, 2007 and $3,104,673 for the nine months ended September 30, 2007. This amount includes current taxes of $1,714,843 and a deferred tax benefit of $2,603 for the three months ended September 30, 2007. For the nine months ended September 30, 2007 this amount includes current taxes of $3,849,513 offset by a deferred tax benefit of $744,840.

The effective rate of taxes has increased to a provision of 21.5% for the three months ended September 30, 2007, as compared to a benefit of 3.6% for the three months ended September 30, 2006. The effective rate of taxes has increased to a provision of 15.2% for the nine months ended September 30, 2007, as compared to 4.2% for the nine months ended September 30, 2006. This is due to the changes in the geographic distribution of our income and the impact of foreign exchange fluctuation. Certain of our Indian subsidiaries benefit from a tax holiday until March 2009.

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

The fiscal year under the Indian Income Tax Act ends on March 31 of each year. A portion of the Company’s Indian operations qualifies for exemption from taxable income because its profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning from the year in which the entity commenced commercial operations. Accordingly, Exl India, Inductis India and NCOP benefit from this deduction. This exemption shall terminate if the Company ceases to operate in Export Processing Zones or by March 2009 when the tax exemption period expires. ESSPL is not eligible for this deduction. The export revenue of Exl India, Inductis India and NCOP qualifies for a deduction from taxable income because its profits are attributable to work performed in Export Processing Zones, and a substantial portion of the temporary differences would not have any tax consequences as they will reverse within the tax holiday period. Pursuant to changes in the Indian Income tax Act from April 1, 2007, the Company has calculated its tax liability after considering the Minimum Alternate Tax (“MAT”). The MAT liability can be carried forward and set off against future tax liabilities. In accordance with SFAS 109 “Accounting for Income Taxes” a deferred tax asset of $1,253,679 has been recognized as of September 30, 2007 with respect to this liability.

The deferred tax asset represents the tax effect of temporary differences related to the Company’s domestic operations and to the Company’s foreign operations that will reverse after the tax holiday period has expired.

The deferred tax benefit is primarily attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and arose due to differences in: (i) depreciation rates of fixed assets, (ii) provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act with respect to the Company’s foreign operations, (iii) deferred compensation, (iv) MAT credit entitlement and (v) deferred revenue with respect to the domestic operations of the Company. At September 30, 2007, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiary. Based on this analysis, the Company has concluded that a valuation allowance offsetting certain deferred tax assets should continue to be recorded at September 30, 2007 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance at September 30, 2007 is approximately $4.3 million.

13. Stock Based Compensation

In 2003, the Company instituted the ExlService Holdings, Inc. 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan covers all the employees of the Company and its subsidiaries. The Compensation Committee of the Board (the “Committee”) administers the 2003 Plan and grants stock options to eligible employees of the Company and its subsidiaries.

The Committee determines which employees are eligible to receive the options, the number of options to be granted, the exercise price, the vesting period and the exercise period. The vesting period is determined for the options issued on the date of the grant and is non-transferable during the life of the option. The options expire ten years from the date of grant and generally vest incrementally over a period of four years from the date of grant with 25% of the options vesting each year.

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

The Committee determines which employees are eligible to receive the options, the number of options to be granted, the exercise price, the vesting period and the exercise period. The vesting period is determined for the options issued on the date of the grant and is non-transferable during the life of the option. The options expire ten years from the date of grant and generally vest incrementally over a period of four years from the date of grant with 10% vesting in year one, 20% vesting in year two, 30% vesting in year three and 40% vesting in year four. Pursuant to the 2006 Plan, the Company reserved 3,399,384 shares of common stock (in addition to the available pool of 2003 plan) for the granting of options. If an employee is terminated they must exercise any vested options within 90 days after termination or the vested options are forfeited.

The compensation cost that has been charged against income for our stock based compensation plan is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of Revenue	$313,160	$220,446	$814,549	$248,213
General and Administrative expenses	628,421	642,172	1,789,451	1,015,156
Selling and Marketing expenses	217,567	16,744	474,144	16,744

Total	$1,159,148	$879,362	$3,078,144	$1,280,113

The unrecognized compensation cost for unvested options as of September 30, 2007, is $7,385,681, which is expected to be expensed over a weighted average period of 3.01 years. The fair value of the stock was estimated on the date of grant using third party valuations during the period when the Company was a non-public entity. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Dividend yield	0%	0%	0%	0%
Expected life (years)	6.25	6.25	6.25	5.28
Risk free interest rate	4.26%	5.00%	4.85%	4.93%
Volatility	50%	50%	50%	50%

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 (SAB 107). In the absence of a history of volatility of our stock trading we have used the volatility of stocks of comparative companies with estimated life of options similar to ours. The risk-free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,642,190	$10.46
Granted	357,000	$21.44
Exercised	(246,628)	$4.41
Forfeited	(202,993)	$12.17

Outstanding at September 30, 2007	1,549,569	$13.67

Vested and exercisable at September 30, 2007	281,069	$9.92

Available for grant at September 30, 2007	2,197,282

The weighted-average fair value of options granted during the three months ended September 30, 2007 and 2006 was $9.89 and $8.79, respectively, and weighted average fair value of options granted during the nine months ended September 30, 2007 and 2006 was $11.7 and $8.81, respectively. The weighted-average remaining contractual life of options outstanding and exercisable at September 30, 2007 and 2006 was 7.59 years and 7.69 years, respectively. The weighted average fair value of vested and exercisable options at September 30, 2007 was $3.96.

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

Restricted stock activity under the Company’s stock plans is shown below:

	Number of Restricted Stock Shares	Weighted Average Intrinsic Value	Number of Restricted Stock Units	Weighted Average Intrinsic Value
Unvested at December 31, 2006	267,270	$9.34	16,000	$9.86
Granted	366,600	21.48	8,000	18.67
Vested	(59,016)	8.83	(16,000)	9.86
Forfeited	(25,660)	12.36	—	—

Unvested at September 30, 2007	549,194	$17.42	8,000	$18.67

As of September 30, 2007, unrecognized compensation cost of $7,812,246 is expected to be expensed over a weighted average period of 3.2 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan during three months ended September 30, 2007 and 2006, was $18.33 and $9.19, respectively. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan during the nine months ended September 30, 2007 and 2006, was $21.42 and $9.22, respectively. The weighted-average remaining contractual life of restricted stock and restricted stock units outstanding and exercisable at September 30, 2007 and 2006, was 9.06 years and 9.58 years, respectively

The number of options and restricted stock has been adjusted to reflect the Stock Split described in Note 9.

The Finance Act of India 2007 has imposed a Fringe Benefit Tax (“FBT”) on equity compensation effective April 1, 2007. The FBT is calculated on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India based employees. For the three months ended September 30, 2007 and nine months ended September 30, 2007, the Company recorded FBT expense of $0.08 million and $0.28 million, respectively.

Advisory Board Options

In 2005, the Company granted to a member of its advisory board options to purchase 10,000 shares (after giving effect to the Stock Split and Conversion) of common stock at an exercise price of $11.88 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at September 30, 2007 was determined to be $145,567. In 2003, the Company also granted to members of its advisory board options to purchase 20,000 shares (after giving effect to the Stock Split and Conversion) of common stock at an exercise price of $0.12 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at September 30, 2007 was determined to be $423,394. These options vest over a period of four years and expire ten years from the grant date. For the three months ended September 30, 2007 and 2006, the Company recorded compensation expense of $92,230 and $32,438, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded compensation expense of $110,814 and $21,200, respectively. The fair value and related compensation expense will be re-measured for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock (after giving effect to the Stock Split and Conversion) at an exercise price of $6.25 per share in July 2004 to one of our clients. The option is fully exercisable and expires ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes valuation model was approximately $1,792,000. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement. Amortization for the three months ended September 30, 2007 and 2006 was $89,604 and $89,604, respectively. Amortization for the nine months ended September 30, 2007 and 2006 was $268,812 and $268,812, respectively.

14. Related Party Transactions

The Company received services in India for employee training performed by a company controlled by one of the Company’s significant stockholders. This company is one of the many companies rendering such services to Exl India. The Company recorded expenses related to these services of $0 and $27,269 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and September 30, 2006, the Company recorded expenses of $0 and $53,194, respectively. At September 30, 2007 the Company had a balance payable of $2,044 related to these services. The agreement with this company terminated on September 30, 2006.

The Company recorded expenses of $585,314 and $0 for the three months ended September 30, 2007 and 2006, respectively and expenses of $585,314 and $0 for the nine months ended September 30, 2007 and 2006, respectively, for transition services performed by a company controlled by one of the Company’s significant stockholders. As of September 30, 2007 the Company had a balance payable of $585,314 related to these services.

The Company provides advisory services related primarily to compliance with the Sarbanes-Oxley Act of 2002 to Williams Scotsman, Inc., a provider of mobile and modular building solutions in North America. Williams Scotsman, Inc. is controlled by entities related to one of the Company’s significant stockholders. The Company recognized approximately $304,270 and $248,696 in the three months ended September 30, 2007 and 2006, respectively, and $394,816 and $494,106 in the nine months ended September 30, 2007 and 2006, respectively, in advisory fees revenue and expense reimbursements from Williams Scotsman, Inc. At September 30, 2007 and December 31, 2006, the Company had an account receivable of $196,173 and $59,633, respectively, related to these services.

The Company provides BPO services to MedSynergies, Inc., a provider of outsourced billing, claims administration and payment processing services to healthcare providers. MedSynergies, Inc. is controlled by entities related to one of the Company’s former significant stockholders and ceased to be a related party to the Company during the three months ended June 30, 2007. The Company recognized revenue of approximately $186,525 in the three months ended September 30, 2006 from MedSynergies, Inc. For the nine months ended September 30, 2007 and September 30, 2006, the Company recorded revenue of $382,920 and $342,860, respectively for the period MedSynergies, Inc. was a related party. At September 30, 2007 and December 31, 2006, the Company had an account receivable of $102,879 and $130,020, respectively, related to these services.

The Company provides advisory services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by one of the Company’s significant stockholders. The Company recognized revenue of approximately $234,480 and $143,420 in the three months ended September 30, 2007 and 2006, respectively, and $441,700 and $422,320 in the nine months ended September 30, 2007 and 2006, respectively, for advisory fees and expense reimbursements from Duane Reade Holdings, Inc. At September 30, 2007 and December 31, 2006, the Company had an account receivable of $159,140 and $55,350, respectively, related to these services.

        The Company provides analytical services to FTVentures, one of the Company’s former significant stockholders. During the three months ended June 30, 2007, FTVentures ceased to be a related party to the Company. The Company recognized revenue of approximately $4,900 in the three months ended September 30, 2006 from FTVentures. For the nine months ended September 30, 2007 and September 30, 2006, the Company recorded revenue of $43,349 and $4,900, respectively for the period FTVentures was a related party. At September 30, 2007 and December 31, 2006, the Company had an account receivable of $8,500 and $9,800, respectively, related to these services.

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

For the three months ended September 30, 2007 and 2006, the Company accrued management fees of $0 and $50,000, respectively, to certain of its significant stockholders. For each of the nine months ended September 30, 2007 and 2006, the Company accrued management fees of $0 and $150,000, respectively, to certain of its significant stockholders.

15. Geographical Information

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
United States	$22,118,124	$19,149,844	$60,990,345	$39,910,017
United Kingdom	24,392,299	16,204,839	68,216,222	42,228,908
Rest of World (excluding India)	37,324	310,362	204,147	314,362
India	81,303	—	92,623	—

	$46,629,050	$35,665,045	$129,503,337	$82,453,287

	September 30, 2007	December 31, 2006
Fixed assets, net
United States	$1,623,702	$2,022,808
India	22,102,072	19,518,994
United Kingdom	23,704	3,522

	$23,749,478	$21,545,324

16. Commitments and Contingencies

Fixed Asset Commitments

At September 30, 2007, the Company had committed to spend approximately $860,000 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

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

Contingencies

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be considered such transactions. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received three assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years.

The first assessment for the tax year 2003-04 requires that Exl India pay additional taxes in the amount of approximately $2.4 million. The Company has paid approximately $0.8 million to the Indian tax authorities as a deposit in respect of the first assessment while it is contesting the above order before the appellate authorities.

The second assessment order issued by the Indian tax authorities regarding transfer pricing is with respect to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and requires that EXL India pay additional taxes of $4.1 million. We have paid approximately $1.7 million to the Indian tax authorities as a deposit with respect to this assessment while we are contesting the above order before the appellate authorities.

The third assessment requires the payment by Exl Inc. of approximately $3.7 million for the tax year 2003-04. Out of $3.7 million, the Company has already paid $1.8 million as a deposit in respect of the third assessment while it is contesting the above order before the appellate authorities.

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. There is a possibility that the Company might receive similar orders for other years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, totaling $4.3 million as of September 30, 2007, are included in “Other assets” in our September 30, 2007 consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 . Some of the statements in the following discussion are forward looking statements. See “Forward Looking Statements.”

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

We market our services directly through our sales and marketing team, which operates out of the U.S. and U.K., and our business development team, which operates out of India. We currently operate nine operations facilities in India and the U.S.

We completed the Inductis Acquisition on July 1, 2006. The Inductis Acquisition has expanded the types and sophistication of the research and analytics services we offer. The results of operations of Inductis are consolidated in our financial statements with effect from July 1, 2006. As a result, our results of operations for the nine months ended September 30, 2007 are not comparable to our results of operations for the nine months ended September 30, 2006.

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

Revenues

We generate revenues principally from contracts to provide BPO, research and analytics and advisory services. For the three and nine months ended September 30, 2007, we had total revenues of $46.6 million and $129.5 million compared to total revenues of $35.7 million and $82.5 million for the corresponding periods in 2006, an increase of 30.7% and 57.1% respectively. Revenues for the nine months ended September 30, 2007 were higher by $6.2 million as compared to the nine months ended September 30, 2006 due to the inclusion of Inductis from July 1, 2006, the date of acquisition. The key drivers of our revenue growth for the three months ended September 30, 2007 were as follows:

•	Growth of our client base.

•	Ongoing growth in existing client relationships.

•	Growth of advisory services including Sarbanes-Oxley compliance, internal audit outsourcing, internal controls documentation and value-added services.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 47.4% and 52.3%, respectively, of our total revenues in the three months ended September 30, 2007 and approximately 53.7% and 45.4%, respectively, of our total revenues in the three months ended September 30, 2006. For the nine months ended September 30, 2007 these two regions generated approximately 47.1% and 52.7%, respectively, of our total revenues and approximately 48.4% and 51.2%, respectively, of our total revenues in the nine months ended September 30, 2006.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended September 30, 2007 and 2006, our total revenues from our two largest clients grew to $24.4 million and $16.2 million, respectively, accounting for 52.2% and 45.7% of our total revenues, respectively, during these periods. In the nine months ended September 30, 2007 and 2006, our total revenues from our two largest clients grew to $68.1 million and $42.2 million, respectively, accounting for 52.6% and 51.3% of our total revenues, respectively, during these periods.

We provide services to Norwich Union (an Aviva company), which represented $12.4 million, or 26.5%, and $35.8 million, or 27.7% of our total revenues in the three and the nine months ended September 30, 2007, respectively, and $10.5 million, or 29.4%, and $30.7 million, or 37.5% of our total revenues for the same periods in 2006, under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement can be terminated without cause by our client at anytime after January 1, 2008 by giving three months notice. Norwich Union may terminate this agreement without cause or penalty with three months notice. The second framework agreement expires in July 2009 and can be terminated by Norwich Union without cause upon nine months prior notice and payment to us of a break-up fee during its initial term. After the initial term of the second framework agreement, Norwich Union may terminate this agreement without cause or penalty with nine months notice. We provide services to Centrica plc, which represented $12.0 million, or 25.7%, and $32.3 million, or 24.9%, of our total revenues for the three and nine months ended September 30, 2007, respectively, and $5.8 million, or 16.3%, and $11.5 million, or 13.8%, of our total revenues for the three and nine months ended September 30, 2006, respectively, under an agreement that has an initial term that expires in January 2009 and that can be terminated by Centrica plc for cause only during its initial term. Contracts with other BPO clients representing approximately 26.1% of our total BPO revenues for the three months ended September 30, 2007 and 27.8% of our total BPO revenues for the nine months ended September 30, 2007 will expire prior to September 30, 2008, while the remainder of our BPO contracts expire in more than one year or do not have specified initial terms and remain in effect until terminated or until there are no work orders or engagement schedules.

We derived revenues from eight and three new clients for our services, including advisory and research and analytics services, in the three months ended September 30, 2007 and 2006, respectively. By acquiring Inductis, we obtained 17 additional new clients in 2006. We derived revenues from 32 and 12 new clients for our services, including advisory and research and analytics services, in the nine months ended September 30, 2007 and 2006, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

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

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended September 30, 2007 and September 30, 2006, 4.1% and 4.0%, respectively, of our revenues represent reimbursement of such expenses. For the nine months ended September 30, 2007 and September 30, 2006, 4.6% and 4.1%, respectively, of our revenues represent reimbursement of such expenses.

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

        Norwich Union has the option (“Transfer Option”) from January 2008 through February 2011 under one of its contracts with us to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount that will approximate the net asset value of that facility on the date of transfer. On September 10, 2007, the company entered into a letter agreement, effective as of September 6, 2007, with Norwich Union, amending the terms of exercise of the Transfer Option. Pursuant to the Letter Agreement, the earliest date of exercise of the Transfer Option has been extended from October 1, 2007 to January 1, 2008. As a result, if the Transfer Option is exercised, the earliest date by which the Company would be required to transfer the Pune, India, facility to Norwich Union, is April 2, 2008. The remaining terms of our agreements with Norwich Union remain unchanged. The exercise of this option would result in both a loss of revenues and the loss of all of our employees who are at that time working under that contract. Norwich Union has exercised its option to assume the operations of the facilities of one of its third party vendor-contractors and has publicly announced its intention to start exercising its option to assume the operations of the facilities of certain of its other third party vendor-contractors, including our facility in Pune. The affected facility generated 15.2% and 15.9% of our total revenues in the three and nine months ended September 30, 2007, respectively, as compared to 16.3% and 20.6%, respectively, for the corresponding prior year periods. We expect that any impact of decline in revenues that we would experience when Norwich Union exercises this option would be partially offset by a decrease in expenses associated with the operation of the affected Pune facility.

Expenses

Cost of Revenues

Our cost of revenues primarily consists of:

•

employee costs, which include salary, retention and other compensation expenses; recruitment and training costs; non-cash amortization of stock compensation expense; and traveling and lodging costs; and

•

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

We also expect cost of revenues to increase when we add new operations facilities due to increases in telecommunication and rent expenses and other facilities operating costs. In particular, we recently opened a new operations facility in Noida, India, having a total capacity of 1,200 workstations, and are contractually committed to one of our clients to establish and maintain a viable BPO offshore operation outside of India by September 2008. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease and this will have a negative impact on our operating margin. The India Finance Act, 2007 has imposed additional taxes on leased real estate. As such, we may determine that it is in our interest to exercise our purchase options with respect to certain of our leased properties. In addition, in the future we may decide to purchase real estate instead of leasing it, which is likely to increase our initial cash outflow in connection with any expansion of our facilities.

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

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars and a substantial portion of our total revenues is earned in U.K. pound sterling. Accordingly, our results of operations are adversely affected if the U.K. pound sterling depreciates against the U.S. dollar. Although substantially all of our revenues are denominated in U.S. dollars or U.K. pound sterling (47.4% and 52.3%, respectively, for the three months ended September 30, 2007 and 47.1% and 52.7%, respectively, for the nine months ended September 30, 2007, as compared to 53.7% and 45.4%, respectively, for the three months ended September 30, 2006 and 48.4% and 51.2%, respectively, for the nine months ended September 30, 2006), most of our expenses (66.6% in the three months ended September 30, 2007 and 66.0% in the nine months ended September 30, 2007) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate in the future. The results of our operations could be substantially impacted as the Indian rupee appreciates or depreciates against the U.S. dollar or the U.K. pound sterling.

Currency Regulation

According to the prevailing foreign exchange regulations in India, an exporter of BPO services that is registered with a software technology park or an export processing zone in India, including each of our subsidiaries Exl India and Inductis India, is required to realize its export proceeds within a period of 12 months from the date of export. Similarly, in the event that such exporter has received any advance against exports in foreign exchange from its overseas customers, it will have to render the requisite services so that the advances received are earned within a period of 12 months. If Exl India or Inductis India did not meet these conditions, it would be required to obtain permission to export foreign currency from the Reserve Bank of India.

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

As a result of the tax holiday, our BPO service operations have been subject to relatively lower tax liabilities. For example, we recognized lower income tax expense with respect to the Company’s foreign operations for the three months ended September 30, 2007 as a result of the tax holiday, compared to approximately $1.0 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). When our tax holiday expires or terminates, our tax expense will materially increase. While we have incurred losses in the prior periods under applicable Indian tax laws, we have decided not to carry forward these losses.

We recognize deferred tax assets and liabilities for temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

The India Finance Act, 2007 includes the imposition of MAT obligations beginning in April 2007. Pursuant to such change we have calculated our tax liability including MAT. The MAT liability can be carried forward and set off against future tax liabilities. In accordance with SFAS 109 “Accounting for Income Taxes” a deferred tax asset of $1,253,679 has been recognized as of September 30, 2007.

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among our subsidiaries and ExlService Holdings Inc. may be considered such transactions. Accordingly, we determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of our tax returns and determine that the transfer price applied was not appropriate, we may incur increased tax liabilities, including accrued interest and penalties. We are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies. We have received three assessment orders from the Indian tax authorities with respect to their audit of certain of our subsidiaries. The Indian tax authorities are examining income tax returns for other tax years.

The first assessment order issued by the Indian tax authorities regarding transfer pricing relates to the audit of EXL India’s 2003-04 tax year. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India. This assessment demands that EXL India pay additional taxes in the amount of $2.4 million. We have paid approximately $0.8 million to the Indian tax authorities as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities.

        The second assessment order issued by the Indian tax authorities regarding transfer pricing relates to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and demands that EXL India pay additional taxes in the amount of $4.1 million. We have paid approximately $1.7 million to the Indian tax authorities as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities.

The third assessment order issued by the Indian tax authorities, which was issued against EXL Inc., relates to EXL Inc.’s 2003-04 tax year. The assessment order alleges that EXL Inc. has a permanent establishment in India and demands that it pay additional taxes of $3.7 million. Out of the $3.7 million demanded, we have paid approximately $1.8 million as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities. If EXL Inc. were found to have a permanent establishment in India, it would be required to pay Indian taxes on the income deemed attributed to such permanent establishment for the 2003-04 tax year as well as for subsequent years.

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have accordingly not accrued any amount with respect to these matters in our unaudited consolidated financial statements. We do not expect any impact from these assessments on our future income tax expense. We are subject to U.S. income taxes on the profits we recognize in the United States. There is a possibility that we might receive similar orders for other years until the common dispute is resolved.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position, we believe we have adequately accrued for probable exposures as of September 30, 2007. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At September 30, 2007, we performed an analysis of the deferred tax asset valuation allowance on our Indian subsidiaries and concluded that a valuation allowance offsetting certain deferred tax assets be recorded, based on our conclusion that it is more likely than not that there will not be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each period. See Note 12, “Income Taxes,” in the notes to our unaudited consolidated financial statements for the three months ended September 30, 2007.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method of transition with regard to stock-based awards. Before the consummation of our October 2006 initial public offering, we used a third party valuation firm to perform valuations of the fair value of our securities in connection with certain stock-based equity grants.

See Note 2, “Summary of Significant Accounting Policies,” and Note 13, “Stock Based Compensation,” in the notes to our unaudited consolidated financial statements for the three months ended September 30, 2007, for significant factors considered in determining the fair value of our stock based equity grants.

Derivative Instruments

        In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under our policies, with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates, and not for speculative trading purposes. We also hedge anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges, under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) until the contract is settled and at that time are recognized in the consolidated statements of operations. We evaluate hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of operations.

At September 30, 2007, forward exchange contracts of $43.3 million and GBP20.5 million were outstanding. We have evaluated the effectiveness of all our forward exchange contracts. For the three months ended September 30, 2007 and 2006, net gains from ineffective cash flow hedges included in the consolidated statements of income totaled $0.0 million and $(0.3) million respectively. For the nine months ended September 30, 2007 and 2006, net gains from ineffective cash flow hedges included in the consolidated statements of income totaled $1.0 million and $(1.3) million respectively. For hedge contracts discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in accumulated comprehensive income are reclassified to earnings.

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

Results of Operations

The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues (1)	$46,090,300	$35,081,504	$128,240,552	$81,189,101
Revenues (from related parties) (1)	538,750	583,541	1,262,785	1,264,186

Total revenues	$46,629,050	$35,665,045	$129,503,337	$82,453,287
Cost of revenues (exclusive of depreciation and amortization) (2)	29,852,667	21,490,479	83,133,280	51,378,118

Gross profit	16,776,383	14,174,566	46,370,057	31,075,169

Operating expenses:
General and administrative expenses (3)	6,990,766	5,802,239	19,831,654	13,110,619
Selling and marketing expenses (3)	2,556,621	1,635,644	6,547,878	3,083,744
Depreciation and amortization (4)	2,560,476	2,614,929	7,765,413	6,254,903

Total operating expenses	12,107,863	10,052,812	34,144,945	22,449,266

Income from operations	4,668,520	4,121,754	12,225,112	8,625,903
Other income/(expense):
Foreign exchange gain/(loss)	2,267,805	11,681	5,132,816	(688,213)
Interest and other income	1,028,192	310,945	3,054,776	912,327
Interest expense	(12,837)	(275,310)	(39,917)	(479,077)

Income before income taxes	7,951,680	4,169,070	20,372,787	8,370,940
Income tax provision/(benefit)	1,712,240	(152,084)	3,104,673	351,344

Net income	6,239,440	4,321,154	17,268,114	8,019,596
Dividends and accretion on preferred stock	—	(180,794)	—	(523,173)

Net income to common stockholders	$6,239,440	$4,140,360	$17,268,114	$7,496,423

Basic earnings per share to common stockholders	$0.22	$0.19	$0.61	$0.35
Diluted earnings per share to common stockholders	$0.21	$0.19	$0.59	$0.34
Weighted-average number of shares used in computing earnings per share:
Basic	28,644,120	21,603,812	28,387,242	21,583,084
Diluted	29,115,603	21,997,319	29,096,915	21,912,253

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues.

(2)	Cost of revenues includes $0.3 million and $0.2 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and $0.8 million and $0.2 million for the nine months ended September 30, 2007 an September 30, 2006, respectively, as amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 to our unaudited consolidated financial statements. Cost of revenues excludes depreciation and amortization related to fixed assets.

(3)	SG&A expenses include $0.8 million and $0.7 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and $2.3 million and $1.0 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, as amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 to our unaudited consolidated financial statements.

(4)	Depreciation and amortization includes $0.2 million and $0.6 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and $1.4 million and $0.6 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, of amortization of intangibles as described in Note 3 to our unaudited consolidated financial statements.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Our results of operations for the three months ended September 30, 2007 were favorably impacted by an increase in BPO and advisory services revenue and changes in exchange rates of U.K. pound sterling with respect to U.S. dollars.

Revenues. Revenues increased 30.7% from $35.7 million for the three months ended September 30, 2006 (including $1.4 million of reimbursable expenses) to $46.6 million for the three months ended September 30, 2007 (including $1.9 million of reimbursable expenses). Revenues attributable to eight new clients (excluding revenue increase attributable to existing clients) were $1.1 million during the three months ended September 30, 2007. Revenue increases from existing clients were attributable to faster than expected volume increases within existing processes and the addition of new processes. The increase in revenue was also attributable to the strength of the U.K. pound sterling with respect to the U.S. dollar during the period.

Cost of Revenues. Cost of revenues increased 38.9% from $21.5 million for the three months ended September 30, 2006 to $29.9 million for the three months ended September 30, 2007. Salaries and personnel expenses increased from $14.6 million in the three months ended September 30, 2006 to $21.8 million in the three months ended September 30, 2007 as a result of an increase in headcount and salary levels. Facilities operating costs increased from $2.3 million for the three months ended September 30, 2006 to $2.9 million for the three months ended September 30, 2007, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues also increased due to the strengthening of the Indian rupee with respect to the U.S. dollar. As a percentage of revenues, cost of revenues increased from 60.3% for the three months ended September 30, 2006 to 64.0% for the three months ended September 30, 2007.

Gross Profit. Gross profit increased 18.4% from $14.2 million for the three months ended September 30, 2006 to $16.8 million for the three months ended September 30, 2007. The increase in gross profit is primarily the result of increased revenues. Gross profit as a percentage of revenues however decreased from 39.7% for the three months ended September 30, 2006 to 36.0% for the three months ended September 30, 2007.

Selling General & Administrative (SG&A) Expenses. SG&A expenses increased 28.4% from $7.4 million for the three months ended September 30, 2006 to $9.5 million for the three months ended September 30, 2007. General and administrative expenses increased 20.5% from $5.8 million for the three months ended September 30, 2006 to $7.0 million for the three months ended September 30, 2007 and selling and marketing expenses increased 56.3% from $1.6 million for the three months ended September 30, 2006 to $2.6 million for the three months ended September 30, 2007. These increases were primarily due to the addition of corporate and sales and marketing staff in the United States, appreciation of the Indian rupee against the U.S. dollar, as well as an increase in audit and other professional fees incurred. SG&A expenses include $0.8 million and $0.7 million for the three months ended September 30, 2007 and the three months ended September 30, 2006, respectively, on account of amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses decreased from 20.9% for the three months ended September 30, 2006 to 20.5% for the three months ended September 30, 2007.

Depreciation and Amortization. Depreciation and amortization remained at $2.6 million for the three months ended September 30, 2006 and for the three months ended September 30, 2007. There was an increase in depreciation due to changes in exchange rates on the depreciation related to foreign subsidiaries and expansion of our infrastructure. However this was offset by a decrease in amortization of intangibles acquired from Inductis. As we add facilities, we also expect that our depreciation expense will increase, reflecting the additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations increased 13.3% from $4.1 million for the three months ended September 30, 2006 to $4.7 million for the three months ended September 30, 2007. The increase in income from operations is primarily attributable to an increase in revenues. As a percentage of revenues, income from operations decreased from 11.6% for the three months ended September 30, 2006 to 10.0% for the three months ended September 30, 2007.

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income and expense and interest expense on redeemable preferred stock. Other income increased from an expense of $0.0 million for the three months ended September 30, 2006 to income of $3.3 million for the three months ended September 30, 2007. The increase is due to an increase in interest income on the net proceeds from our October 2006 initial public offering, foreign exchange gains on forward contracts and a reduction in interest expense due to the repayment of our preferred stock in October and November 2006.

Provision for Income Taxes. Provision for income taxes increased from a benefit of $0.2 million for the three months ended September 30, 2006 to a charge of $1.7 million for the three months ended September 30, 2007 and the corresponding effective tax rate has decreased from a benefit of 3.6% for the three month ended September 30, 2006 to a rate of 21.5% for the three months ended September 30, 2007. This is due to the changes in the geographic distribution of our income and the impact of foreign exchange fluctuation. See Note 12, “Income Taxes”, to our unaudited consolidated financial statements for the three months ended September 30, 2007.

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock were $0 for the three months ended September 30, 2007 compared to $0.2 million for the three months ended September 30, 2006, reflecting the repayment of our preferred stock in October and November 2006.

Net Income to Common Stockholders. Net income to common stockholders increased 50.7% from $4.1 million for the three months ended September 30, 2006 to $6.2 million for the three months ended September 30, 2007. Net income margin increased period-to-period due to the increased revenue and impact due to changes in exchange rates after considering hedge gains. The significant increase in net income to common stockholders does not represent a trend in our results of operations and will vary as we build capacity for future ramp ups and as exchange rates fluctuate. As a percentage of revenues, net income increased from 11.6% for the three months ended September 30, 2006 to 13.4 % for the three months ended September 30, 2007.

Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

As a result of the Inductis Acquisition, our results of operations for the nine months ended September 30, 2007 are not comparable to the nine months ended September 30, 2006. Our results of operations for the nine months ended September 30, 2007 are impacted by an increase in revenues attributable to the increase in BPO and advisory revenues, the Inductis Acquisition and changes in exchange rates of U.K. pound sterling with respect to U.S. dollars. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will continue to decrease, which will have a negative impact on our operating margin. Also, exchange rates fluctuations will have a positive or a negative impact on our net income depending on the direction of fluctuation.

Revenues. Revenues increased 57.1% from $82.5 million for the nine months ended September 30, 2006 (including $3.4 million of reimbursable expenses) to $129.5 million for the nine months ended September 30, 2007 (including $5.9 million of reimbursable expenses). Revenues for the nine months ended September 30, 2007 are higher by $6.2 million as compared to the nine months ended September 30, 2006 due to the inclusion of Inductis from July 1, 2006, the date of acquisition. Revenues attributable to 32 new clients obtained during the nine months ended September 30, 2007 was $5.5 million. Revenue increases from existing clients were attributable to faster than expected volume increases within the existing processes and the addition of new processes. The increase in revenue was also attributable to the strengthening in the U.K. pound sterling with respect to the U.S. dollar during the period.

Cost of Revenues. Cost of revenues increased 61.8% from $51.4 million for the nine months ended September 30, 2006 to $83.1 million for the nine months ended September 30, 2007. Cost of revenues for the nine months ended September 30, 2007 are higher by $6.8 million as compared to the nine months ended September 30, 2006 due to the inclusion of Inductis from July 1, 2006, the date of acquisition. Salaries and personnel expenses for the Company increased from $34.4 million in the nine months ended September 30, 2006 to $59.2 million in the nine months ended September 30, 2007 as a result of an increase in headcount and salary levels. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs for the Company increased from $6.0 million for the nine months ended September 30, 2006 to $7.7 million for the nine months ended September 30, 2007, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues includes $0.8 million and $0.2 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, for amortization of stock compensation expense relating to our issuance of stock options to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues increased marginally from 62.3% for the nine months ended September 30, 2006 to 64.2% for the nine months ended September 30, 2007.

Gross Profit. Gross profit increased 49.2% from $31.1 million for the nine months ended September 30, 2006 to $46.4 million for the nine months ended September 30, 2007. The increase in gross profit is primarily the result of increased revenue. The increase in gross profit does not represent a trend in our results of operations. As a result, gross profit as a percentage of revenues decreased marginally from 37.7% for the nine months ended September 30, 2006 to 35.8% for the nine months ended September 30, 2007.

SG&A Expenses. SG&A expenses increased 62.9% from $16.2 million for the nine months ended September 30, 2006 to $26.4 million for the nine months ended September 30, 2007. General and administrative expenses increased 51.3% from $13.1 million for the nine months ended September 30, 2006 to $19.8 million for the nine months ended September 30, 2007 and selling and marketing expenses increased 112.3% from $3.1 million for the nine months ended September 30, 2006 to $6.6 million for the nine months ended September 30, 2007. These increases were primarily due to the addition of corporate and sales and marketing staff in the United States, as well as an increase in audit and other professional fees incurred as a result of becoming a public company. SG&A for the nine months ended September 30, 2007 are higher by $3.4 million as compared to the nine months ended September 30, 2006 due to the inclusion of Inductis from July 1, 2006, the date of acquisition. Salary and personnel expenses increased from $9.4 million for the nine months ended September 30, 2006 to $12.3 million for the nine months ended September 30, 2007. SG&A expenses include $2.3 million and $1.0 million for the nine months ended September 30, 2007 and the nine months ended September 30, 2006, respectively, on account of amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses increased from 19.6% for the nine months ended September 30, 2006 to 20.4% for the nine months ended September 30, 2007.

Depreciation and Amortization. Depreciation and amortization increased 24.1% from $6.3 million for the nine months ended September 30, 2006 to $7.8 million for the nine months ended September 30, 2007. The increase was primarily due to the amortization of intangibles acquired from Inductis. We constructed a new operations facility in Noida, having a total capacity of 1,200 workstations. As we add facilities, we also expect that depreciation expense will increase, reflecting the additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations increased 41.7% from $8.6 million for the nine months ended September 30, 2006 to $12.2 million for the nine months ended September 30, 2007. Operating margin increased due to a significant increase in revenue from BPO and advisory services partly caused by seasonal factors and a higher than expected demand. This was partly offset by a loss of $3.1 million at Inductis due to lower demand caused primarily by lower discretionary spending among its largest customers. As a percentage of revenues, income from operations decreased marginally from 10.5% for the nine months ended September 30, 2006 to 9.4% for the nine months ended September 30, 2007.

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income and interest expense. Other income increased significantly from an expense of $0.3 million for the nine months ended September 30, 2006 to an income of $8.2 million for the nine months ended September 30, 2007 as a result of interest income on the net proceeds from our October 2006 initial public offering, increase in foreign exchange gains and reduction in interest expense due to the repayment of our preferred stock in October and November 2006.

Provision for Income Taxes. Provision for income taxes increased from a charge of $0.4 million for the nine months ended September 30, 2006 to an expense of $3.1 million for the nine months ended September 30, 2007 and the corresponding effective rate of taxes has increased from a provision of 4.2% for the nine months ended September 30, 2006 to a provision of 15.2% for the nine months ended September 30, 2007. This is due to changes in the geographic distribution of our income and the impact of foreign exchange fluctuation. See Note 12, “Income Taxes,” to our unaudited consolidated financial statements for the three months ended September 30, 2007.

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock were $0 for the nine months ended September 30, 2007 compared to $0.5 million for the nine months ended September 30, 2006, reflecting the repayment of our preferred stock in October and November 2006.

Net Income to Common Stockholders. Net income to common stockholders increased 130.4% from $7.5 million for the nine months ended September 30, 2006 to $17.3 million for the nine months ended September 30, 2007. Net income margin increased period-to-period due to the increased revenue, impact due to changes in exchange rates after considering hedge gains and better capacity utilization. The significant increase in net income to common stockholders does not represent a trend in our results of operations and will vary as we build capacity for future ramps ups and exchange rates fluctuate. As a percentage of revenues, net income increased from 9.1% for the nine months ended September 30, 2006 to 13.3% for the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2007, we had $91.0 million in cash and cash equivalents on hand.

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

        Cash flows from operating activities increased from $10.8 million in the nine months ended September 30, 2006 to $11.4 million in the nine months ended September 30, 2007. Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The increase in cash flows from operations is predominantly due to the increase in net income adjusted for non-cash items. This was offset by an increase in accounts receivable, deferred revenue, other assets and payment of income tax liabilities. Net income adjusted for non-cash items increased in the nine months ended September 30, 2007 by $10.5 million compared to the nine months ended September 30, 2006 due to the continued growth in our business.

Cash used in investing activities increased to $7.1 million in the nine months ended September 30, 2007 from $4.7 million in the nine months ended September 30, 2006. The increase is a result of the purchase of fixed assets for the new facility in Noida, India which has a total capacity of approximately 1,200 seats and renovation of certain existing facilities.

Cash flows from financing activities increased from an outflow of $4.5 million in the nine months ended September 30, 2006 to an inflow of $1.2 million in the nine months ended September 30, 2007, primarily due to proceeds from exercises of stock options in the nine months ended September 30, 2007 and repayment of bank borrowings and long term debt in the nine months ended September 30, 2006.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we have made significant capital investments, primarily related to new facilities. Capital expenditures we make to meet client needs represent primarily leasehold improvements to build out facilities, telecommunications equipment, and computer hardware and software we purchase in connection with managing client operations. We incurred $10.4 million of capital expenditures in 2006. We expect to incur approximately $11.0 million to $15.0 million of capital expenditures in 2007 primarily to meet the growth requirements of our clients, including expanding our facilities in India and in the Philippines, as well as to improve our internal technology. We have constructed a new operations facility in Noida, India, having a total capacity of 1,200 workstations at a total cost of approximately $8.3 million, out of which approximately $4.3 million was incurred in 2007.

In addition, we are contractually committed to one of our clients to establish and maintain a viable offshore BPO operation outside of India by September 2008, either on our own or through a relationship (such as a joint venture, partnership or alliance) with other parties where we maintain at least 26% of the controlling interest. This new facility must be capable of providing the services currently being performed for that client in India at a comparable cost to us and must be comparable in size to the existing facility from which the client services are being provided. We are presently in the process of establishing a new facility in the Philippines that we expect to become operational during the second quarter of 2008. We anticipate that we will utilize cash flow from operating activities to finance the capital expenditures related to this facility.

We currently have no other individually large outstanding commitments for capital expenditures. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts.

In addition, in connection with the tax assessment orders issued against EXL India and Exl Inc. we may be required to make additional deposits in the near future pursuant to these assessments or future related assessments.

Pursuant to the Inductis Acquisition, we paid a $0.4 million bonus to former Inductis shareholders in January 2007.

Depending on Inductis profit adjusted earnout revenue for 2007 and 2006, no more than an aggregate of 778,764 shares of our common stock is to be issued to the former holders of Inductis common stock and restricted stock under the earn out provisions. We issued 257,273 shares of common stock as earn out consideration for performance related to the period ended December 31, 2006. We may also need to make certain additional contingent payments to former holders of Inductis securities in a mix of cash and additional shares of our common stock, the mix of which cannot be determined until the size of the contingent payments, if any, is determined, based on the satisfaction of certain agreed-upon financial performance goals for the historic Inductis business in 2007. The value of any such contingent payments would range from $0.6 million to $6.5 million. However, based on the current and expected performance of Inductis in 2007 it is unlikely that any such contingent payments will be made.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this Quarterly Report on Form 10-Q from the statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the U.K. pound sterling, the U.S. dollar and the Indian rupee;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in India;

•	worldwide political, economic and business conditions;

•	our ability to successfully consummate or integrate strategic acquisitions, including the Inductis Acquisition; and

•	adverse outcome of our disputes with the Indian tax authorities.

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

Components of Market Risk

Exchange Rate Risk. The functional currency of ExlService Holdings, and our subsidiaries Exl Inc., Inductis LLC and Inductis Inc., is the U.S. dollar. The functional currency of Exl India, NCOP, Inductis India and ESSPL is the Indian rupee. The functional currency of Exl UK is the pound sterling. The functional currency of Inductis (Singapore) Pte Limited is the Singapore dollar. In each case, the functional currency is the currency of the primary economic environment in which that entity operates. Monetary assets and liabilities in foreign currencies are translated into functional currency at the rate of exchange prevailing on the related balance sheet dates. Transactions in foreign currencies are translated into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction-related foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations. The assets and liabilities of subsidiaries are translated into U.S. dollars at the rate of exchange prevailing on the related balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month. Resulting translation adjustments are included in the “accumulated other comprehensive income/(loss)” in our September 30, 2007 unaudited consolidated balance sheet.

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars and U.K. pound sterling (47.4% and 52.3%, respectively, for the three months ended September 30, 2007 and 47.1% and 52.7%, respectively, for the nine months ended September 30, 2007), most of our expenses (66.6% in the three months ended September 30, 2007 and 66.0% in the nine months ended September 30, 2007) are incurred and paid in Indian rupees. The exchange rates among the Indian rupee, U.K. pound sterling and U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and receivables. Based upon our level of operations during the three months ended September 30, 2007 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the U.K. pound sterling against the U.S. dollar would have increased/decreased revenues in the three months ended September 30, 2007 by approximately $1.2 million. Similarly, a 5.0% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our expenses incurred and paid in Indian rupees in the three months ended September 30, 2007 by approximately $1.4 million.

        We have sought to reduce the effect of Indian rupee and U.K. pound sterling exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of cost incurred in our India operations. Forward exchange contracts with a notional amount of $43.3 million and GBP20.5 million were outstanding at September 30, 2007 and of $33.0 million and GBP21.7 million were outstanding at December 31, 2006. The forward foreign exchange contracts typically mature within nine months, must be settled on the day of maturity and may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and U.K. pound sterling foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

Interest Rate Sensitivity. We had cash and cash equivalents totaling $91.0 million at September 30, 2007. These amounts were invested primarily in a short-term investment portfolio primarily comprised of investment grade commercial paper. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1.0% decrease in short term rates would reduce our interest income for the three months ended September 30, 2007 by approximately $0.2 million and by $0.6 million for the nine months ended September 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the

Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, to allow timely decisions regarding disclosure.

We have identified specific instances where our disclosure controls and procedures in the accounting and financial reporting areas were not effective. In these instances, the results of our evaluation indicate that our disclosure controls and procedures were adversely impacted by a number of events that occurred in the first three quarters of 2007, some of which were one-time events that are being addressed and are in the process of being remediated, including (i) insufficient staffing levels and capabilities in the accounting and financial reporting departments, (ii) insufficient automation of the accounting and financial reporting processes, (iii) the complexity and time sensitivity of our new financial reporting requirements, and (iv) the complexity of the continued integration of the financial reporting processes of Inductis with those of our historic service units.

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

In connection with our ongoing review of financial reporting processes, practices and policies during the three months ended September 30, 2007, we have developed and implemented policies and processes to strengthen the documentation and control for the accounting, closing and financial reporting processes.

We expect that these measures will enable us to address and remediate the specific instances where our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

Except as otherwise described under “Evaluation of Disclosure Controls and Procedures”, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have disclosed under the heading “Business–Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 certain proceedings which may materially affect our business, financial condition or results of operations. You should carefully consider the disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we are currently involved in disputes with the Indian tax authorities over the application of some of our transfer pricing policies. The Indian tax authorities have recently issued assessment orders against our subsidiaries EXL Inc. and EXL India. Two assessments issued with respect to EXL Inc. and EXL India allege that transfer pricing applied to transactions between such entities was not appropriate and demand the payment of additional taxes based on the disallowance of certain tax deductions taken by EXL India. An assessment issued with respect to EXL Inc. alleges that it has a permanent establishment in India and demands the payment of certain additional taxes based on such allegation. The Indian tax authorities are examining income tax returns for other tax years.

The first assessment order issued by the Indian tax authorities regarding transfer pricing relates to their audit of EXL India’s 2003-04 tax year. Indian transfer pricing regulations require that any international transaction involving related corporations be at an arms’ length price. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India. Transactions among our subsidiaries and us may be considered such transactions. This assessment demands that EXL India pay additional taxes in the amount of $2.4 million. We have paid approximately $0.8 million to the Indian tax authorities as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities.

        The second assessment order issued by the Indian tax authorities regarding transfer pricing relates to their audit of EXL India’s 2004-05 tax year. The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and demands that EXL India pay additional taxes in the amount of $4.1 million. We have already paid approximately $1.7 million to the Indian tax authorities as a deposit in respect of this assessment.

The third assessment order issued by the Indian tax authorities, which was issued against EXL Inc., relates to EXL Inc.’s 2003-04 tax year. The assessment order alleges that EXL Inc. has a permanent establishment in India and demands that it pay additional taxes of $3.7 million. Out of the $3.7 million demanded, we have already paid $1.8 million as a deposit in respect of this assessment and may have to deposit additional amounts in the future while we are contesting the above order before the appellate authorities. If EXL Inc. were found to have a permanent establishment in India, it would be required to pay Indian taxes on the income deemed attributed to such permanent establishment not only for the 2003-04 tax year but for subsequent years as well.

We are contesting all of these assessments and have filed appeals with the appropriate Indian tax authorities. Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our unaudited consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future. Amounts paid as deposits in respect of the assessments described above, totaling $4.2 million as of September 30, 2007, are included in “Other Assets” in our September 30, 2007 unaudited consolidated balance sheet.

There is a possibility that we might receive similar orders for other years until these disputes are resolved. Future claims may be based on the transfer pricing or permanent establishment claims alleged by the Indian tax authorities, or may be based on alternative arguments. Any failure of our appeals or further assessments would reduce our profitability and cash flows.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended December 31, 2006 the risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Purchases of Equity Securities by the Issuer

We purchased 14,552 shares of our common stock at a price of $19.27 per share during the three months ended September 30, 2007 from employees in connection with withholding payments to tax authorities related to the vesting of restricted stock. Pursuant to our 2006 Plan, under which the shares of restricted stock were granted, the purchase price per share of $19.27 per share was the average of the high and low price of our shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Letter Agreement dated as of September 10, 2007 between Norwich Union and the Company.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the President and Chief Operating Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the President and Chief Operating Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: November 14, 2007	By:	/s/ Matthew Appel
Matthew Appel
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)