Form 10-K
period 2007-12-31
ExlService Holdings, Inc.
filed 2008-03-17
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-33089

EXLSERVICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	82-0572194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 PARK AVENUE, NEW YORK, NEW YORK	10022
(Address of principal executive offices)	(Zip code)

(212) 277-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of common stock held by non-affiliates was approximately $217,914,023.

As of February 29, 2008, there were 28,767,353 shares of the registrant’s common stock outstanding (excluding 163,690 shares held in treasury), par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2007.

PART I.

ITEM 1.	Business

We are a recognized business solutions provider focused on providing a competitive edge to our clients by outsourcing and transforming their business processes. Our outsourcing services provide integrated front-, middle- and back-office process outsourcing services for our U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a suite of transformation service offerings that include research and analytics services, risk advisory services and process advisory services. These transformation services offerings help our clients improve their operating environments through cost reduction initiatives, enhanced efficiency and productivity, and improving the risk and control environment within our clients’ operations whether or not they are outsourced to us. We serve primarily the needs of Global 1000 companies in the insurance, banking, financial services, utilities, healthcare, telecommunications and transportation sectors.

Our services include:

We combine in-depth knowledge of the industry sectors with proven expertise in transferring business operations to our offshore delivery centers and administering and managing them. We have successfully transferred more than 300 processes covering a broad array of products and services to our operations centers including approximately 70 new processes that were transferred for clients in 2007.

Our largest clients in 2007 were Norwich Union (an Aviva company) and Centrica plc (Centrica). Other clients include twelve of the leading U.S. insurance carriers, a leading global credit card issuer, a Fortune 500 transportation services provider, and a leading UK wireless telecommunications service provider. Our operations centers are located primarily in India, which enables us to leverage India’s large pool of highly qualified and educated English-speaking technical professionals, who are able to handle complex processes and services that require functional skills and industry expertise. In addition we plan to open an operations center in the Philippines which will become operational in April 2008. We believe we can offer consistent high quality services at substantially lower costs than those available from in-house facilities of U.S.- or U.K.-based outsourcing providers. Our total headcount, the substantial portion of whom are based in India, has grown from approximately 1,800 at December 31, 2002 to approximately 10,000 at December 31, 2007.

Our operations platforms are supported by a state-of-the-art infrastructure that can be expanded to meet each client’s needs. We market our services directly through our sales and marketing and strategic account management teams, which operate out of the United States and the United Kingdom, and our business development support team, which operates out of Noida, India. Our senior managers have extensive experience in the industry sectors on which we are focused and are well versed in the business practices of leading multinational corporations.

We believe our reputation for operational excellence is widely recognized by our clients and is an important competitive advantage. We use Six Sigma, a data-driven methodology for eliminating defects in any process, to identify process inefficiencies and improve productivity in client and support processes. We also deliver continued process enhancements by soliciting and implementing process improvements from employees and through our proprietary software tools. As a part of our commitment to quality, we have been awarded an ISO 9001 certification for quality assurance. We have also obtained ISO 27001 certification, a standard that requires policies and processes to be deployed to ensure adequate information security. We have been awarded the OHSAS 18001 certification, a standard relating to our occupational health and safety management processes.

Services

Outsourcing Services

Our outsourcing services are structured around industry-focused business process outsourcing (BPO) services, such as insurance, banking and financial services and utilities, as well as cross-industry BPO services, such as finance and accounting services, collection services and customer services.

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

Utilities. We provide end-to-end back-office processing for customer operations, including metering-related services and billing, customer transfers and address changes, sales support, account reconciliation and collections. A large part of these services involves complex processing of transactions that cannot be managed by customary tools or methodologies.

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

Across the BPO services described above, we have successfully transferred and managed more than 300 processes, including the following:

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

• Premium Administration Application of premium, loan and interest adjustment, daily premium balancing, suspended policy research, payment mode changes, customer correspondence and service	• Premium Administration Payment mode changes, collection, calculation and revision of premium

• Claims Processing Examination, adjudication, settlement, tax compliance and compliance with state laws, customer correspondence and service, disability claims	• Broker Collections Broker query resolution, payment collection, debt management, payment reconciliation

• Supplier Payments Invoice validation, claim validation and settlement, payment processing, supplier inquiries

Banking, Financial Services and Other Processes

Consumer Finance	Retail Banking and Credit Cards	Mortgage Lending

•     Balance disputes

•     Billing

•     Consumer finance processing including verification, tracking and recording

•     Collections

•     Credit approvals

•     Inbound customer service

•     Order status

•     Loan payoff

•     Telemarketing

• Collections • Customer service • E-mail response • Query resolution • Portfolio reconciliation and reporting

•     Broker license verification

•     Broker due diligence

•     Document management

•     Loan underwriting support

•     Loan verification

•     Property tax servicing

•     New loan set-up

•     Post-close processes

•     Rate modification

•     Mortgage customer service

•     Seller/broker queries

•     Trailing documentation

•     Wire approvals

Utilities	Finance and Accounting	Collections

•     Account reconciliation

•     Collections

•     Customer transfers

•     Customer address changes

•     Debt collections

•     Device management

•     Disputed readings

•     Energy payment systems

•     Metering and billing

•     Sales support and acquisitions

•     Withdrawals

•     Accounts payable management

•     Booked vs. billed reconciliation

•     Cash reconciliation

•     Centralized payments

•     Check reconciliation

•     Collections reconciliation

•     Credit Control

•     Cash management

•     Financial closing and month-end reporting

•     Freight bill audit

•     Manual intervention

•     Meta-tagging and account taxonomy

•     Procurement

•     Travel and expense reporting

•     Validation and payment

• Automated dialing systems • Collections from individuals • Collections from businesses • Pre and post charge-off collection • Tracking debtors

Customer Service Processes

•     Voice, e-mail and blended processes

•     Customer service, including changes in delivery date and desktop configuration, returns, billing issues, pre-sales information, concessions and discount vouchers for loyal customers, catalogue requests

• Fulfilling orders, including e-mail queries and online orders

Transformation Services

In addition to our outsourcing services, we offer a suite of service offerings that we refer to collectively as transformation service offerings. These offerings include research and analytics services, risk advisory services and process advisory services.

These transformation service offerings focus on helping our clients improve their operating environments through cost reduction initiatives, enhanced efficiency and productivity, and improving the risk and control environment within our clients’ operations whether or not they are outsourced to EXL. Our transformation service offerings have enabled us to expand our client base by providing complementary service offerings to our clients and also to migrate clients into our longer-term BPO service offerings. We actively cross-sell and, where appropriate, integrate our transformation services with our business process outsourcing services as part of an integrated solution for our clients. Our transformation services team is comprised of approximately 400 professionals who deliver services at our clients’ locations or from our offshore delivery centers.

Research and Analytics Services

We offer research and analytics services, including data filtering, organization and synthesis, management information system reporting, trend and variance analysis, statistical and econometric modeling and economic and financial markets research. Our research and analytics services access and analyze large volumes of data from multiple sources in order to understand historical performance or behavior or to predict a particular outcome.

Our research and analytics services include analytical consulting, management consulting and analytical services. Analytical consulting and management consulting services include providing advice to our clients on customer acquisition and retention, credit risk, customer data integration and fraud detection, marketing strategy, product and service strategy, business process re-engineering, global resource optimization and outsourcing. Analytical services offerings include analytics staff augmentation, lead generation/marketing campaign management, collections services, and primary/secondary research, data management and analysis. Our offerings emphasize our expertise within the financial services and insurance industries, complemented by quantitative modeling and business intelligence techniques as well as knowledge of relevant technology platforms.

We deliver these services through a team of industry specialists and graduates with mathematical, statistical, engineering, economics, business or accounting backgrounds. Most of our research and analytical team members have received post-graduate degrees in business or other quantitative or financial disciplines.

Risk Advisory Services

Governance, Risk, and Compliance Services. Our service offerings provide compliance, technology and risk-management services and we make recommendations to improve our clients’ existing business processes and controls. We also evaluate our clients’ internal controls and provide internal controls testing services. Our compliance service offerings assist our clients with their efforts to comply with the Sarbanes-Oxley Act of 2002,

EU 8th Directive, as well as privacy and data protection legislation. Many of our professionals that provide these services are certified accountants, internal auditors and process and technology experts.

Accounting and Financial Reporting Services. We provide services including transaction assurance, accounting services and financial reporting services. Our transaction assurance services include account reconciliation, transaction data analysis and M&A due diligence services. Our accounting services include GAAP accounting assistance, asset and inventory management services, review of accounting policies and procedures, period-end close assistance and tax accounting and reconciliation. We also provide financial reporting services that include the preparation of regulatory reports and filings as well as budgeting and forecasting services.

Process Advisory Services

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

Process Mapping and Documentation. We provide consulting services to our clients in order to manage, control and improve process-oriented activities. As part of these services, we document their processes using our proprietary methodology and define and measure the performance evaluation standards of the processes. We have extensive process mapping experience spanning approximately 500 end-to-end processes.

Business Strategy

Our goal is to become the leading provider of outsourcing and transformation services in the industry sectors on which we are focused. Specific elements of our growth strategy include:

Maintaining Our Focus on Large-scale, Long-term Relationships

We intend to continue to maintain our focus on large-scale, long-term client relationships. We believe there are significant opportunities for additional growth with our existing clients, and we seek to expand these relationships by increasing the depth and breadth of the services we provide. This strategy should allow us to use our in-depth client-specific knowledge to provide more fully integrated outsourcing and transformation services and develop closer relationships with our clients. Working with a small number of large-scale, long-term relationships also allows us to focus on quality and to devote the time and resources necessary to provide savings and process improvements and fully satisfy the needs of our clients.

Offering a Broad Range of Outsourcing and Transformation Services

In servicing our clients, we seek to differentiate ourselves by emphasizing the broad range of outsourcing and transformation services that we provide, including BPO, research and analytics, risk advisory and process advisory services. We believe that clients are increasingly viewing their service providers as long-term partners that provide a full range of service offerings. Our evolving ability to provide services in complementary services (such as research and analytics and advisory services) will maximize opportunities for closely integrating our range of services with our clients’ business needs and assisting our clients in transforming their outsourced processes to establish their industry leadership. We will also continue to develop additional advisory and related services in order to expand our client base further and migrate clients into our longer-term BPO service offerings.

Expanding Our Client Base

We intend to develop long-term relationships that present recurring revenue opportunities with new clients by leveraging our industry experience and expanding our marketing activities in a manner designed to strengthen, encourage and accelerate long-term relationship building. We continue to target Global 1000 companies that have the most complex and diverse processes and accordingly stand to benefit significantly from the use of BPO. We have recently started performing services for the telecommunications and transportation sectors, which yield many processes that fit our expertise. In developing these relationships, our primary focus will be to continue to provide complex and integrated BPO services to clients in the United States and United Kingdom, which together represent a substantial majority of the total BPO market. In developing new client relationships, we continue to be highly selective and seek industry-leading clients who are committed to long-term and strategic relationships with us.

Extending Our Industry Expertise

We have developed expertise in transferring and servicing more than 300 processes to our operations centers including more than 210 processes in the insurance industry. This expertise continues to distinguish us from other offshore providers of BPO services and has established our reputation as a leading provider of BPO services. We intend to continue to strengthen our processing capabilities by focusing on the more complex and value-enhancing services that are common to these sectors. We have begun to implement this strategy, expanding into the transportation and telecommunications sectors during 2007.

Continuing to Focus on Complex Processes

We intend to continue to leverage our industry expertise to provide increasingly more complex services for our clients. As a result of our established and developing industry expertise and knowledge of our clients’ businesses and processes, our employees are able to handle processes that are non-routine and that cannot be readily automated or transferred to other parties. Examples of our newest BPO processes include managing insurance receivables, processing total loss claim cases, handling third-party claims cases and processing suspected fraud and high-value claim cases. Our recent research and analytics offerings include tools for evaluating our clients’ analytic capabilities, services focused on client acquisition, retention, and attrition modeling and analytics to uncover fraudulent activity in credit and banking. Our newest risk advisory services offerings include services focused on enhancing the reporting capabilities of our clients’ finance organizations and services focused on identifying potential areas of balance sheet risk for financial services companies. Our newest process advisory offerings include Six Sigma quality advisory services.

Continuing to Invest in Operational Infrastructure

We will continue to invest in infrastructure, including human resources, process optimization and delivery platforms, to meet our growing client requirements. We will also continue to invest in developing and refining methodologies and analytical models and tools. We intend to further refine and supplement the innovative methods we use to recruit, train and retain our skilled employees. We will continue to focus on recruiting highly qualified employees and to develop our employees’ leadership skills through specialized programs, rigorous promotion standards, industry-specific training and competitive compensation packages that include incentive-based compensation. We also intend to continue our focus on process excellence by building on our extensive use of Six Sigma methodology to identify and eliminate inefficiencies, focusing on initiatives to solicit and implement process improvements from employees at all levels and continuing to develop proprietary tools to identify and deliver continued process enhancements. We believe that doing so will enable us to increase the volume of business from our clients and provide value-enhancing services. We continue to invest in our operational infrastructure and delivery facilities in India in response to our growing client requirements. In addition, we are in the process of constructing a new 900-workstation operations facility in the Philippines, which will become operational in April 2008.

Pursuing Strategic Relationships and Acquisitions

We will continue to selectively consider strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services or complement our business strategy. We will also selectively consider acquisitions or investments that will expand the scope of our existing services, add new clients or allow us to enter new geographic markets. For example, in 2006 we completed the acquisition of Inductis Inc., which we refer to as the Inductis acquisition, which significantly increased the size and scale of our existing research and analytics capabilities and enhanced our ability to deliver strategic services to our clients, introduced our management to a well-diversified base of research and analytics clients and strengthened and deepened our management team.

We may also broaden our global presence by continuing to expand our relationships with existing clients outside the United States and the United Kingdom and by adding new long-term relationships with leading multinational corporations.

Recent Developments and Other Information

Certain U.S. dollar amounts in this Annual Report on Form 10-K have been converted from Indian rupees at a rate of 39.41 Indian rupees to $1.00 and from pounds sterling at a rate of pound sterling 1.00 to $2.00, the exchange rates in effect as on December 31, 2007, unless otherwise specified.

ExlService Holdings, Inc. was incorporated in Delaware on October 29, 2002.

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act. You may read and copy this information at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E.,Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the EDGAR System.

The Company also maintains a website at www.exlservice.com. The Company makes available, free of charge, on its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at http://www.sec.gov

The BPO Industry

BPO service providers work with clients to develop and deliver business operational improvements with the goal of achieving higher performance at lower costs. Outsourcing can enable organizations to enhance profitability and increase efficiency and reliability, permitting them to concentrate on their core areas of competence. BPO is a long-term strategic commitment for companies that, once implemented, is generally not subject to cyclical spending or information technology budget reductions. Organizations outsource their key business processes to third parties to reduce costs, improve process quality, handle increased transaction volumes and ensure redundancy. Increased global demand, cost improvements in international communications and the automation of many business services have created a significant opportunity for offshore business process service providers, and many companies are moving select office processes to providers with the capacity to perform these functions from overseas locations.

Demand for offshore BPO services has grown substantially in recent years. The NASSCOM-McKinsey report published by the National Association of Software and Service Companies and McKinsey & Company in December 2005 estimates that the offshore BPO industry will grow at a 37.0% compound annual growth rate, from $11.4 billion in fiscal 2005 to $55.0 billion in fiscal 2010. The report identifies the banking and insurance industries as representing 50% of the potential offshore BPO market and estimates that providers have captured less than 10% of the total opportunity, even in industries that began outsourcing processes early on, such as insurance (life, health, and property and casualty) and retail banking (including deposits and lending, credit cards, mortgages, and loans). The report estimates that India-based companies accounted for 46% of offshore BPO revenue in fiscal 2005 and that India will retain its dominant position as the most favored offshore BPO destination for the foreseeable future. It forecasts that the Indian offshore BPO market will grow from $5.2 billion in revenue in fiscal 2005 to $25.0 billion in fiscal 2010, representing a compound annual growth rate of 36.9%. The main forces driving this growth are the need to control costs and increase operating efficiencies, service capabilities and competitive advantages. Companies also use outsourcing to drive revenue growth by expanding service offerings that otherwise would be too costly to administer or through enhanced receivable collections that would not be cost-efficient to pursue using internal staff. We believe the demand for BPO services will be primarily led by industries that are transaction-driven and that require significant customer interactions, such as BFSI, utilities, healthcare, telecommunications, transportation and retail. The high cost of servicing a large number of small customer accounts makes outsourcing a compelling strategic alternative for these industries.

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

Over the past decade, India and the Philippines have emerged as preferred locations for organizations planning to outsource services ranging from insurance claims processing, payroll processing, medical transcription, customer relationship management to back-office operations such as accounting and data processing, filtering and organization. This is primarily due to their large talent pool of highly qualified and educated English-speaking technical professionals. India currently accounts for the largest share of the offshore BPO services market.

Sales and Marketing and Strategic Account Management

We market our services to new clients directly through our sales and marketing team and to our existing strategic clients through our strategic account management team. Our sales and marketing team and our strategic account management team operate out of the United States and United Kingdom and work closely with our business development support team, which operates out of Noida, India.

Our sales, marketing and business development team is responsible for new client acquisition public relations and participation in industry forums and conferences in the United States, the United Kingdom and India. Our sales, marketing and business development team identifies prospective clients based on selective criteria that apply our industry expertise to the prospective client’s business lines, goals and operating constraints, and qualify the long-term relationship potential with the client. Our client relationships typically evolve from a single, discrete process into a series of additional complex, integrated processes across multiple business lines.

Our strategic account management team is responsible for serving as the primary relationship liaison for our largest client relationships and working with our clients to deploy the full suite of EXL’s outsourcing and transformation service offerings to help our clients improve their operations. Strategic account management professionals are also responsible for working closely with the operations delivery team to ensure high levels of client satisfaction and are also responsible for business expansion and revenue growth from their strategic accounts.

Our sales and marketing and strategic account management professionals operate collaboratively with our business development professionals based in India. These professionals focus on identifying, qualifying and initiating discussions with our current and prospective clients, while our business development team frames services, prepares responses to requests for proposals, hosts client visits to our facilities and coordinates due diligence investigations into client processes.

As of December 31, 2007, we had 24 sales and marketing and strategic account management professionals in the United States and the United Kingdom. Each member of these teams has significant experience in offshore outsourcing and has expertise in identifying outsourcing opportunities and process migration. We intend to continue to expand our sales and marketing and strategic account management teams.

Our sales and marketing, strategic account management and business development teams work actively with our service delivery team as the sales process moves closer to the client’s decision process to either select or expand their relationship with a service provider. The strategic account manager or sales executive works with the service delivery team to define the scope, services, assumptions and execution strategies for a proposed project and to develop project estimates and pricing and sales proposals. Senior management reviews and approves each proposal. The selling cycle varies depending on the type of service required and generally ranges from six months to over a year.

Members of our sales and marketing, strategic account management and business development teams remain actively involved in a project through the execution phase. Supporting each relationship manager is a corporate sponsor, executive steering committee, operations leadership team and, in some cases, a dedicated human resources and infrastructure team.

Clients

We currently have approximately 80 clients. Our largest clients in 2007 were Norwich Union and Centrica, which together accounted for approximately 51.7% of our total revenues in 2007. Other clients include twelve of the leading U.S. insurance carriers, a leading global credit card issuer, a Fortune 500 transportation services provider, and a leading UK wireless telecommunications service provider. While we are developing relationships with new clients and expect to continue to diversify our client base, we believe that the loss of any of our largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors—Risks Related to Our Business—We have a limited number of clients and provide services to few industries. In 2007, 51.7% of our total revenues came from two clients.”

Our long-term relationships with our clients typically evolve from providing a single, discrete process into providing a series of complex, integrated processes across multiple business lines. For BPO services, we enter into long-term agreements with our clients with initial terms of between typically three and five years. Each agreement is individually negotiated with the client.

We provide services to Norwich Union under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement cannot be terminated by our client without cause prior to May 2008. The second framework agreement expires in July 2009 and can be terminated by our client without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After these initial terms, Norwich Union may terminate these agreements without cause or penalty with six months notice. “Cause” under the Norwich Union agreements includes our failure to perform services agreed upon in a specific work order adequately, disposal of our material assets, our filing for bankruptcy or a change of control where our new controlling party is a named competitor of Norwich Union.

We provide services to Centrica under an agreement that has an initial term that expires in January 2009 and that can be terminated by Centrica for cause only during its initial term. Contracts with other BPO clients representing approximately 30.7% of our total revenues for 2007 will expire prior to December 31, 2008. See “Item 1A. Risk Factors—Risks Related to Our Business—Our client contracts contain certain termination provisions that could have an adverse effect on our business, results of operations and financial condition.”

In addition, our agreements generally limit our liability to our clients to a maximum amount, subject in many cases to certain exceptions such as indemnification for third-party claims and breaches of confidentiality. In order to tailor to the specific needs of our clients, we enter into contracts with varying terms. For example, under one of our contracts with Norwich Union, Norwich Union has the option from May 2008 through February 2011 to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount approximating the net asset value of that facility on the date of transfer. See “Item 1A. Risk Factors—Risks Related to Our Business—Our agreements with our largest client give it the option to assume the operations of one of our facilities and operating subsidiaries, and the exercise of that option could have an adverse effect on our business, results of operations and financial condition.”

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

•

the BPO divisions of IT service companies located in India such as Infosys BPO (owned by Infosys Technologies Limited), Tata Consultancy Services Limited and Wipro BPO (owned by Wipro Technologies Limited); and

•	leading accounting and management consulting firms.

We compete against these entities by establishing ourselves as a service provider with deep industry expertise, superior operational capabilities and process expertise, and unique transformation service capabilities, which enables us to respond rapidly to market trends and the evolving needs of our clients in this sector. See “—Business Strategy—Extending Our Industry Expertise” and “—Offering a Broad Range of Outsourcing and Transformation Services” and “—Continuing to Focus on Complex Processes”.

We expect that competition will increase and potentially include companies from other countries that have lower personnel costs than those currently in India. A significant part of our competitive advantage has historically been a wage cost advantage relative to companies in the United States and Europe and the ability to attract and retain highly experienced and skilled employees. We believe, however, that as a result of rising wage costs in India, the appreciation of the Indian Rupee, and continued elevated levels of employee turnover in the BPO industry in India, our ability to compete effectively will increasingly depend on our ability to provide high quality, on-time, complex services that require expertise in certain technical areas and to expand geographically.

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

Our principal intellectual property consists of proprietary software and the know-how of our management. We have received approvals for several trademark applications, including applications for our logo and mark, with the U.S. Patent and Trademark Office and the U.K. Trademark Office. In addition, we have filed trademark applications for the ‘EXL’ and ‘INDUCTIS’ marks in India. We have three unregistered trademarks: MOST, ECS and ProMPT. MOST is a proprietary opportunity identification and migration methodology for processes that we have used in connection with a substantial majority of our process migrations. Our proprietary software includes collections software called ECS and our web-enabled ProMPT system. ProMPT assists our managers in process management and performance evaluation, including tracking individual performance of agents, team leaders and other employees. We have recently launched a new version of ProMPT, which includes advanced analytics capacity and process control capabilities and other enhanced features. We consider our business processes and implementation methodologies to be confidential, proprietary information and to include trade secrets that are important to our business. Clients and business partners sign a nondisclosure agreement requiring confidential treatment of our information. Our employees are also required to sign confidentiality agreements as a condition to their employment.

Technology

We have a well-developed international telecommunications capacity to support our business operations. We use an international wide area network from India to connect to our points of presence in the United States and the United Kingdom. Our networking and telecommunications hubs are situated in Sunnyvale, California, and New York, New York, providing technology interface locations on the east and west coasts of the United States. Our business continuity management plan includes plans to eliminate certain risks inherent in critical applications by building redundancies and resilience into the connectivity and telecom infrastructure, network, systems, power availability, transportation, physical security, and trained manpower availability, as well as utilizing distributed computing.

To increase stable data and telecommunications capacity, we lease bandwidth from a number of different providers globally, including AT&T, VSNL, Telstra, Cable & Wireless and British Telecom. Currently, we have a bandwidth of over 50 megabits-per-second, or Mbps, in the United States and over 75 Mbps in the United Kingdom, which we believe is adequate for our business. We have implemented closed user group connectivity across all processing centers and technology hubs which should allow seamless transition from one center to the other in case of an outage.

Our infrastructure is built on industry standards and we work closely with several leading original equipment manufacturers and principal technology partners. The robustness of our telecommunications network has allowed us to achieve an average network availability of 99.7% for day-to-day operations.

We customize our technology solutions in line with our clients’ business and outsourcing requirements. Our technology teams are comprised of expert professionals from technology project management, infrastructure management, information security and technology operational service delivery, thereby permitting us to adapt our infrastructure services to our clients through various phases of our client engagements. We seek to understand our clients’ business and outsourcing requirements and their process platforms, develop and implement customized services to our clients and deliver reliable services that facilitate the offshore conduct and management of their business processes.

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

Our methodology on business continuity management and information security involves implementation of an organization-wide framework, including our business operations, human resources, technology, facilities and marketing and communications divisions. The framework involves strategic planning, rigorous operational implementation, scheduled testing and simulations, reviews and strategy formulation. Leveraging from our operational, technological and facilities risk mitigation capabilities, we customize business continuity plans for our key client relationships, including splitting critical processes among center, regional and client locations and working with our client to implement such process operations.

We have the following systems in place to protect the privacy of our clients and their customers and to ensure compliance with the laws and regulations governing our activities:

•

our information security policies comply with International Standards, including ISO 27001, for optimal management of various aspects of information security, including personnel, physical, systems and facility security;

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

Process Compliance and Management

We have an independent quality compliance team to monitor, analyze, provide feedback on and report process performance and compliance. In addition, we have a customer experience team to assess and improve end customer experience for all processes. Currently, we have over 300 quality compliance analysts and customer experience analysts.

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

Employees

As of December 31, 2007, we had a headcount of approximately 10,000 individuals (including personnel managed under structured client service agreements), the substantial portion of whom are based in India. We have 107 employees in the United States and United Kingdom. Our employees are not unionized. We have never experienced any work stoppages and believe that our employee relations are good.

Hiring and Recruiting

Our employees are critical to the success of our business. Accordingly, we focus heavily on recruiting, training and retaining our professionals.

We have developed effective strategies and a strong track record in recruiting. We have approximately 50 employees dedicated to recruiting located throughout India in areas where we expect that our recruitment efforts will be effective. Some of the strategies we have adopted to increase efficiency in our hiring practices include online voice assessment, dedicated recruitment offices across the country and subsidized housing for new employees who travel from neighboring cities to work at our operations centers. Our hiring policies focus on identifying high quality employees who demonstrate a high propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and interviews before we extend offers for employment. We also conduct extensive background checks on candidates, including criminal background checks as required by clients or on a sample basis. In addition, we perform random drug testing on the workforce on a regular basis. In 2007, we received more than 40,000 applications for employment and hired approximately 5,600 new professionals. We also have an employee referral program that provides us with a cost effective way of accessing qualified potential employees.

We offer our professionals competitive compensation packages that include significant incentive-based compensation and offer a variety of benefits, including free transport to and from home, subsidized meals, free access to recreational facilities and subsidized housing within close proximity to our operations centers. Our turnover rate for billable employees—employees who execute business processes for our clients following the completion of our six-month probationary period—has come down significantly from approximately 55.4% for the calendar year ending December 31, 2005 to approximately 38.8% for the calendar year ending December 31, 2006 and was approximately 38.2% for the calendar year ending December 31, 2007. See “Item 1A. Risk Factors—Risks Related to Our Business—We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”

Training and Development

We dedicate significant resources to the training and development of our professionals. At December 31, 2007, we had over 115 full-time certified trainers. Training works in tandem with recruitment, operations and quality control to create an end-to-end process for value addition, skill evaluation, enhancement and certification. We also use training to provide continuity by linking skill assessment at the point of recruitment to subsequent assessment and on-the-job training.

We customize our training design to country, client and service, closely collaborating with the client throughout the training process. Training for new employees includes culture, voice and accent training. We also have ongoing training that includes refresher training programs and personality development programs. In addition, we develop our employees’ leadership skills through leadership development programs, other talent identification and performance management mechanisms and significant monetary and non-monetary incentives.

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

We are one of the few service providers that can provide third-party claims administrator insurance services from India in 45 states of the United States, having been licensed or exempted from, or not subject to, licensing in each of those states, which may help make us an attractive service provider to future clients.

Our debt collection services are subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities within a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services from India in all but two states in the United States that have non-exempt requirements and have separate conditional exemptions with respect to our ongoing collection obligations.

Our operations are also subject to compliance with a variety of other laws, federal and regulations that apply to certain portions of our business such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Truth in Lending Act, the Fair Credit Billing Act, the Fair Debt Collection Practices Act and U.S. Federal Deposit Insurance Company, or FDIC, rules and regulations. Our client contracts specify what particular regulatory requirements we must meet in connection with the BPO services we provide. We train our employees regarding the applicable laws and regulations.

Regulation of our business by the Indian government affects our business in several ways. We benefit from certain tax incentives promulgated by the Indian government, including a ten-year tax holiday from Indian corporate income taxes for the operation of most of our Indian facilities, which will expire in 2009. As a result of these incentives, our operations have been subject to lower Indian tax liabilities. See “Item 1A. Risk Factors—Risks Related to India and the International Nature of our Business—Our financial condition could be negatively affected if the Government of India reduces or withdraws tax benefits and other incentives it currently provides to companies within our industry, or if the same are not available for other reasons.” Our subsidiaries in India are also subject to certain currency transfer restrictions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Income Tax” and “—Foreign Currency.”

ITEM 1A.	Risk Factors

Risks Related To Our Business

We have a limited number of clients and provide services to few industries. In 2007, 51.7% of our total revenues came from two clients.

We have derived and believe that we will continue to derive a substantial portion of our total revenues from a limited number of large clients. In 2007, our two largest clients, Norwich Union and Centrica, accounted for 51.7% of our total revenues under several contracts. We generated 27.0% of our total revenues in 2007 from Norwich Union and 24.7% of our total revenues in 2007 from Centrica. We provide services to Norwich Union under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement cannot be terminated by our client without cause prior to May 2008. The second framework agreement expires in July 2009 and can be terminated by our client without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After these initial terms, Norwich Union may terminate these agreements without cause or penalty with six months notice. We provide services to Centrica under an agreement that has an initial term that expires in January 2009 and that can be terminated by Centrica for cause only during its initial term. We expect that a significant portion of our total revenues will continue to be contributed by a limited number of large clients in the near future. The loss or financial difficulties of any of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flows.

A substantial portion of our BPO clients are concentrated in the insurance, banking and financial services sector. In 2007, 64.3% of our BPO revenues were derived from clients in those industries, including 51.5% of our BPO revenues that were derived from clients in the insurance industry. Our business and growth largely depend on continued demand for our services from clients and potential clients in these industries and those industries where we are focusing expansion efforts, such as utilities, healthcare, telecommunications and transportation. These industries have been cyclical and vulnerable to significant downturns in the past, and adverse developments in these industries could unfavorably affect our business. Other developments, such as consolidation, particularly involving our clients, could also cause the demand for our services in these industries to decline. In addition, our agreement with Norwich Union also contains certain restrictions (limited in duration or scope) on our ability to provide services to certain competitors of this entity without the approval of this entity.

Our agreements with our largest client give it the option to assume the operations of one of our facilities and operating subsidiaries, and the exercise of that option could have an adverse effect on our business, results of operations and financial condition.

Under one of our agreements with Norwich Union, our largest client, Norwich Union has the option from May 2008 through February 2011 to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount approximating the net asset value of that facility on the date of transfer. The affected facility generated 15.5% of our total revenues in 2007 and 18.9% of our total revenues in 2006. Norwich Union has recently exercised its option to assume the operations of the facilities of two of its third party vendor-contractors and has publicly announced its intention to undertake a strategic review of its Indian operations, which could result in Norwich Union electing to modify or terminate its relationship with us. In addition, under our other agreement with Norwich Union, it also has the option to purchase certain of the assets of our operating subsidiary ExlService.com (India) Private Limited, an Indian corporation, which we refer to as EXL India, for the book value of those assets if we are in a material default of our agreement and such default affects the insurance services provided by more than 300 of our full-time employees or prejudices or is likely to prejudice the reputation of Norwich Union or its affiliates, or if there is a change of control that is not approved by Norwich Union. The exercise of either of these options would result in both a loss of revenues and a loss of our employees who are at that time working in the related facilities.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.

The BPO industry is very labor intensive and our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographic areas in which we operate. The industry, including us, experiences high employee turnover. In 2007, our turnover rate for billable employees was approximately 38.2%. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. Increased competition for these professionals, in the BPO industry or otherwise, could have an adverse effect on us. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to provide BPO services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins, and could lead to a decline in demand for our services. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process. However, high turnover rates do increase our cost of revenues and therefore impact our profit margins due to higher recruitment, training and retention costs as a result of maintaining larger hiring, training and human resources departments and higher operating costs due to having to reallocate certain business processes among our operating facilities where we have access to the skilled workforce needed for the business. In 2007, we incurred approximately $2.6 million on recruitment and approximately $0.7 million on training costs due to employee turnover, thereby increasing our cost of revenues and reducing our profit margins for that period by $3.3 million.

In addition, competition for outsourcing professionals in the Philippines, where we are in the process of establishing a new operations facility that we expect to become operational during the second quarter of 2008, is expected to increase as additional outsourcing companies and other companies with a demand for college educated personnel, enter the market and expand their operations.

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

Our transformation services are cyclical and based on specific projects involving short-term contracts.

Our transformation services, such as our research and analytics services and our advisory services, are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of legislation applicable to our clients, such as the Sarbanes-Oxley Act of 2002, could have a significant impact on certain risk advisory service offerings of our advisory services business.

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

Our period-to-period results have in the past and may also in the future fluctuate due to other factors, including client losses, delays or failure by our clients to provide anticipated business, variations in employee utilization rates resulting from changes in our clients’ operations, delays or difficulties in expanding our operational facilities and infrastructure (including hiring new employees or constructing new operations centers), changes to our pricing structure or that of our competitors, currency fluctuation, seasonal changes in the operations of our clients and other events identified in this Annual Report on Form 10-K. Our revenues are also affected by changes in pricing under our contracts at the time of renewal or by pricing under new contracts. For example, because the majority of our revenues are denominated in pounds sterling or U.S. dollars while most of our expenses are incurred and paid in Indian rupees, our revenues can decrease or increase significantly if the exchange rates among the Indian rupee, the pound sterling and the U.S. dollar fluctuate significantly. In addition, some of our contracts do not commit our clients to provide us with a specific volume of business. These factors may make it difficult to make accurate financial forecasts or replace anticipated revenues that we do not receive as a result of delays in implementing our services or client losses. If our actual results do not meet any estimated results that we announce, or if we under perform market expectations as a result of such factors, trading prices for our common stock could be adversely affected.

Our senior management team is critical to our continued success and the loss of one or more members of our senior management team could harm our business.

Our future success substantially depends on the continued services and performance of the members of our management team and other key employees possessing technical and business capabilities, including industry expertise, that are difficult to replace. Specifically, the loss of the services of our Vice Chairman and Chief Executive Officer, Vikram Talwar, or of our President and Chief Operating Officer, Rohit Kapoor, could seriously impair our ability to continue to manage and expand our business. There is intense competition for experienced senior management and personnel with technical and industry expertise in the industry in which we operate, and we may not be able to retain these officers or key employees. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable and in any event these agreements do not ensure the continued service of these executive officers. Messrs. Talwar and Kapoor and certain of their affiliates have certain registration rights with respect to their shares of common stock. In addition, we currently do not maintain “key person” insurance covering any member of our management team. The loss of any of our key employees, particularly to competitors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our inability to effectively manage our rapid infrastructure and personnel growth could have a material adverse effect on our operations, results of operations and financial condition.

Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations. We have ten operations facilities in India and U.S., including a 1,200-workstation facility in Noida, India, that became operational in July 2007. Our employees have increased from approximately 1,800 on December 31, 2002 to approximately 10,000 on December 31, 2007. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated growth of our business. In addition, we are presently in the process of establishing a new operations facility in the Philippines that we expect to become operational during the second quarter of 2008. We are also looking at additional locations other than India and the Philippines to invest in an operations facility. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations facilities or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for BPO services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the United States and Europe, which may reduce this competitive advantage. In addition, as the U.S. dollar declines in value against the Indian rupee, wages in the United States will decrease relative to wages in India, which may further reduce our competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing research and analytics services and advisory services than for employees performing other BPO services. As the scale of our research and analytics services and our advisory services increases, wages as a percentage of revenues will likely increase. Wage increases in the long term may reduce our profit margins. Additionally, because substantially all of our employees are based in India and paid in Indian rupees, while our revenues are primarily in U.S. dollars and pounds sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, the pound sterling and the U.S. dollar fluctuate significantly.

We face significant competition from U.S.-based and non-U.S.-based outsourcing and information technology companies and from our clients, who may perform outsourcing services themselves, either in-house, in the United States or through offshore groups or other arrangements.

The market for outsourcing services is highly competitive, and we expect competition to intensify and increase from a number of sources. We believe that the principal competitive factors in our markets are price, service quality, sales and marketing skills, the ability to develop customized services and technological and industry expertise. We face significant competition for our services from our clients’ own in-house groups, including, in some cases, in-house groups operating offshore. For example, Norwich Union, our largest client, has the option under one of our contracts to purchase the shares of our subsidiary that operates one of our facilities in Pune, India. Norwich Union has recently exercised its option to assume the operations of the facilities of two of its third party vendor-contractors and has publicly announced its intention to undertake a strategic review of its Indian operations, which could result in Norwich Union electing to modify or terminate its relationship with us. In addition, our total revenues in 2008 could be affected by the decision of a limited number of our other clients to move work from third-party contractors to in-house groups operating offshore or to decrease work from third-party contractors as a result of internal strategic restructurings.

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

The services we provide are often critical to our clients’ businesses, and any failure to provide those services could result in a reduction in revenues or a claim for substantial damages against us, regardless of whether we are responsible for that failure. In particular, our dependence on our offshore operations centers requires us to maintain active voice and data communications among our operations centers in India and the Philippines, our international technology hubs in the United States and our clients’ offices. Although we maintain redundant facilities and communications links, disruptions could result from, among other things, technical breakdowns, computer glitches and viruses and weather conditions. We also depend on certain significant vendors for facility storage and related maintenance of our main technology equipment and data at those technology hubs. Any failure by these vendors to perform those services, any temporary or permanent loss of our equipment or systems, or any disruptions to basic infrastructure like power and telecommunications could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, reduce our revenues and harm our business.

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

In other countries, such as the United Kingdom which comprised 54.1% of our total revenues in 2007, there has also been some negative publicity and concern expressed regarding the possible effect of job losses caused by outsourcing. Legislation introduced in the United Kingdom (consolidating past case law) in 2006 provides that if a company transfers or outsources its business or a part of its business to a transferee or a service provider, the employees who were employed in such business are entitled to become employed by the transferee or service provider on the same terms and conditions as they had been employed before the transfer. The dismissal of such employees as a result of such transfer of business is deemed unfair dismissal and entitles the employees to compensation. As a result, we may become liable for redundancy payments to the employees of our clients in the United Kingdom who outsource business to us. We are generally indemnified in our existing contracts with clients in the United Kingdom to the extent we incur losses or additional costs due to the application of this legislation to us, and we intend to obtain indemnification in future contracts with clients. However, if we are unable to obtain indemnification in future contracts with clients, we may be liable under any service level agreements we enter into in the future with United Kingdom clients.

Our client contracts contain certain termination provisions that could have an adverse effect on our business, results of operations and financial condition.

We provide services to Norwich Union under two framework agreements and work orders generated by these agreements. We generated 27.0% of our total revenues in 2007 from Norwich Union. The first framework agreement and all work orders under that agreement cannot be terminated by our client without cause prior to May 2008. The second framework agreement expires in July 2009 and can be terminated by our client without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After these initial terms, Norwich Union may terminate these agreements without cause or penalty with six months notice. “Cause” under the Norwich Union agreements includes our failure to perform services agreed upon in a specific work order adequately, disposal of our material assets, our filing for bankruptcy or a change of control where our new controlling party is a named competitor of Norwich Union. We generated 24.7% of our total revenues in 2007 from Centrica. We provide services to Centrica under an agreement that has an initial term that expires in January 2009 and that can be terminated by Centrica for cause only during its initial term. Contracts with other BPO clients representing approximately 30.7% of our total revenues for the year ended December 31, 2007 will expire prior to December 31, 2008. The termination of a substantial percentage of these contracts with or without cause could have a material adverse impact on the predictability of our expected revenue stream. Many of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations could result in a cancellation or non-renewal of a contract or a decrease in business provided to us. We may not be able to replace any client that elects to terminate or not renew its contract with us, which would reduce our revenues.

Oak Hill Capital Partners and its affiliates, Vikram Talwar, Rohit Kapoor and certain other members of management exercise significant influence over us, and their interests in our business may be different than yours.

A majority of the issued and outstanding shares of our common stock are currently beneficially owned by Oak Hill Capital Partners L.P. and certain of its affiliates, our Vice Chairman and Chief Executive Officer, Vikram Talwar, our President and Chief Operating Officer, Rohit Kapoor, and certain other members of management. As of December 31, 2007, Oak Hill Capital Partners L.P. and certain of its affiliates beneficially owned 10,542,504 shares (or 36.7%) of our outstanding common stock; Mr. Talwar and certain trusts for his benefit and that of his family collectively beneficially owned 1,777,072 shares (or 6.2%) of our outstanding common stock; Mr. Kapoor and certain trusts for his benefit and that of his family collectively beneficially owned 2,055,822 shares (or 7.2%) of our outstanding common stock; and certain other members of our management beneficially owned 1,089,935 shares (or 3.8%) of our outstanding common stock. Accordingly, each of these parties can exercise significant influence over our business policies and affairs and all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with your interests.

We may not succeed in identifying suitable acquisition candidates or integrating an acquired business into our operations, which could have a material adverse effect on our business, results of operations and financial condition.

One of our strategies is to broaden our geographic presence, gain new clients, enter new streams of services and expand capacity both organically and through strategic acquisitions. We may not, however, succeed in identifying suitable acquisition candidates available for sale at reasonable prices, have access to the capital required to finance potential acquisitions or be able to consummate any acquisition. Our management may not be able to successfully integrate any acquired business into our operations or maintain our standards, controls and policies, and any acquisition we do complete may not result in long-term benefits to us. Acquisitions involve a number of risks, including diversion of management’s attention, ability to finance the acquisition on attractive terms, failure to retain key personnel, legal liabilities and the need to amortize acquired intangible assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Future acquisitions may also result in the incurrence of indebtedness or the issuance of additional equity securities.

We may choose to expand operations to additional countries and may not be successful in maintaining our current profit margins in our new locations due to factors beyond our control.

We expect our new operations facility in the Philippines to become operational in April 2008. In addition, we are also looking at additional locations other than India and the Philippines to invest in an operations facility. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

We may increase the range of services that we provide to our clients and our business and future prospects are difficult to evaluate.

We are exploring opportunities to provide outsourced services that we have not provided to date. Should we decide to expand our service offerings, our results of operations may be negatively affected during any transition or growth period before such offerings achieve profitability. For example, we may need to expand our training of our existing employees or recruit new, specially-trained employees to provide these services, which could increase our costs of revenues disproportionately to the revenues generated by such services. Other challenges we may face include attracting and retaining clients for such services, integrating any new services into our current suite of services and managing any resulting growth in our operations.

Failure to adhere to the regulations that govern our business could have an adverse impact on our operations.

Our clients are often subject to regulations that may require that we comply with certain rules and regulations in performing services for them that would not otherwise apply to us. Debt collection services, for example, may be subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many U.S. states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities in a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services in all but two U.S. states that have non-exempt requirements and have separate “per-customer” exemptions with respect to our ongoing collection obligations. Other federal laws and regulations that apply to certain portions of our business include the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Truth in Lending Act, the Fair Credit Billing Act and the FDIC rules and regulations. If we do not maintain our licenses or other qualifications to provide our services, we may not be able to provide services to existing customers or be able to attract new clients and could lose revenues, which could have a material adverse effect on our business. In addition, our failure to comply with any applicable laws and regulations could subject us to civil fines and criminal penalties.

We incur increased costs as a result of being a public company subject to the Sarbanes-Oxley Act of 2002, and may be unable to maintain effective controls in light of our rapid growth, which could have a material adverse effect on our business, results of operations and financial condition.

As a public company, we incur significant additional legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the Nasdaq Stock Market, have required more regulation and more corporate governance practices of public companies. We expect that our legal and financial compliance costs will continue to increase and that a significant portion of management’s time will be diverted to comply with these rules. We also expect that the need to comply with these rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified candidates to serve on our board of directors or as executive officers.

Our rapid growth places significant demands on our management and operational resources. In order to manage our growth effectively, we must implement and improve operational systems, procedures and internal controls on a timely basis. For example, we are continuously reviewing and developing new policies regarding internal control over financial reporting and disclosure controls and procedures. During 2007, we evaluated and tested our internal controls systems in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We observed specific instances in the first three quarters of 2007, some of which were one-time events, where our disclosure controls and procedures were not effective. If we do not manage to continually maintain effective disclosure controls and procedures or do not implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results in a timely manner or prevent fraud and might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business or investors’ confidence in us, and could cause our stock price to fall. In addition, if we fail to implement these systems, procedures and controls on a timely basis, we may not be able to service our client’ needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our business effectively.

Risks Related to the International Nature of our Business

Our financial condition could be negatively affected if foreign governments reduce or withdraw tax benefits and other incentives currently provided to companies within our industry, or if the same are not available for other reasons.

Under the Indian Finance Act, 2000, we currently benefit from a holiday from Indian corporate income taxes. As a result, our service operations have been subject to relatively lower tax liabilities. We incurred minimal income tax expense in 2007 as a result of the tax holiday, compared to approximately $6.0 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). The Indian Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Our current tax holidays expire in 2009. When our tax holiday expires or terminates, our tax expense will materially increase.

In May 2007, the Government of India adopted the Indian Finance Act, 2007, that imposed a minimum alternative tax, or MAT, on Indian companies that benefit from a tax holiday with effect from April 1, 2007. Any MAT paid by us can be used as a credit against corporate income taxes payable by us after expiry of the tax holiday for up to seven years, subject to the satisfaction of certain conditions.

In addition, in May 2007, the Government of India implemented a fringe benefit tax on the exercise or vesting of equity instruments on or after April 1, 2007. The fringe benefit tax is payable by the employer on the exercise of options at the rate of 33.99% on the difference between the fair market value and the exercise price of such options on the date of vesting of such options. The fringe benefit tax is also payable on the vesting of full value awards such as restricted stock at the rate of 33.99% on the fair market value of such awards. The legislation permits the employer to recover the fringe benefit tax from the employees and we seek to recover the fringe benefit tax from those of our employees on whose behalf such tax is payable by us. If we are unsuccessful in recovering the fringe benefit tax from our employees, we may experience a material adverse effect on our cash flows.

We currently benefit from a four-year income tax holiday in the Philippines that is extendable for an additional two years. Our current income tax holidays are expected to expire in the middle of 2012, unless extended. While we fully intend to apply for extensions of these holidays, it is possible that such extensions could be denied, or that due to changes in the government of the Philippines that these holidays could be removed entirely. Should either of these events occur, our Philippine tax liability could increase.

We may be required to pay additional taxes in connection with audits by the Indian taxing authorities.

Indian transfer pricing regulations require that any international transaction involving related corporations be at an arms’ length price. Transactions among our subsidiaries and us may be considered such transactions. The Indian tax authorities have issued assessment orders against our subsidiaries ExlService.com, Inc., which we refer to as EXL Inc., and EXL India. Two assessments issued with respect to EXL Inc. and EXL India allege that transfer pricing applied to transactions between such entities was not appropriate and demand the payment of additional taxes based on the disallowance of certain tax deductions taken by EXL India. Three assessments issued with respect to EXL Inc. allege that it has a permanent establishment in India and demands the payment of certain additional taxes based on such allegation. The details of the assessment orders are as below:

Entity	Tax Year	Issue	Amount demanded	Amount deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.5 million	$0.8 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$4.2 million	$1.7 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.7 million	$1.8 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	—

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.9 million	—

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

There is a likelihood that we may be required to deposit additional amounts with respect to the assessment orders received by us and that we might receive similar orders for subsequent years until these disputes are resolved. Future claims may be based on the transfer pricing or permanent establishment claims alleged by the Indian tax authorities, or may be based on alternative arguments. Any failure of our appeals or further assessments would reduce our profitability and cash flows.

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

The Philippines periodically experiences political or economic instability, which could disrupt our operations, increase our costs and harm our business.

The Philippines continues to experience low growth in its gross domestic product, significant inflation and shortages of foreign exchange. We are exposed to the risk of rental and other cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create political or economic instability that could harm businesses operating in the Philippines.

In addition, the Philippines has and may continue to experience political instability, including strikes, demonstrations, protests, marches, coups d’état, guerilla activity or other types of civil disorder. These instabilities and any adverse changes in the political environment in the Philippines could increase our operational costs, increase our exposure to legal and business risks and make it more difficult for us to operate our business in the Philippines.

Terrorist attacks and other acts of violence involving India, the Philippines, the United States or other countries could adversely affect the financial markets, result in a loss of client confidence and adversely affect our business, results of operations and financial condition.

Terrorist attacks and other acts of violence or war, including those involving India, the Philippines, the United States or other countries, may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations and financial condition. South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India, Pakistan and China. In recent years there have been several instances of military confrontations along the Indo-Pakistan border. There continues to be potential for hostilities between India and Pakistan due to recent terrorist activities and the geopolitical climate along the border. Although this has not been the case to date, such political tensions could create a perception that there is a risk of disruption of services provided by India-based companies, which could have a material adverse effect on the market for our services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue to operate.

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

India is susceptible to natural disasters, including typhoons, tsunamis, floods and earthquakes. The Philippines is additionally susceptible to volcanic eruptions. Substantially all of our facilities and employees are located in India. If our facilities are damaged by a typhoon, tsunami, flood, earthquake, volcanic eruption or other natural disaster, our operations and our ability to provide services to our clients could be interrupted or delayed significantly. Our insurance coverage may not be sufficient to cover all of our potential losses. In addition, although all of our operations centers have access to other power sources, disaster management facilities in India may not be adequate to protect against potential losses. In addition, clients may terminate their contracts with us if we cannot resume providing services quickly enough. As a result, a natural disaster in India or the Philippines could have a material adverse effect on our business, results of operation and financial condition.

Restrictions on entry visas may affect our ability to compete for and provide services to clients in the United States, which could have a material adverse effect on future revenues.

The vast majority of our employees are Indian nationals. The ability of some of our executives and employees to work with and meet our U.S. and European clients and our clients from other countries depends on their ability to obtain the necessary visas and entry permits. In response to terrorist attacks and global unrest, U.S. and European immigration authorities have increased the level of scrutiny in granting visas. Immigration laws in those countries may also require us to meet certain levels of compensation and comply with other legal requirements as a condition to obtaining or maintaining entry visas. These restrictions have significantly lengthened the time requirements to obtain visas for our personnel, which has in the past resulted, and may continue to result, in delays in the ability of our personnel to meet with our clients. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. We cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring entry visas for our professionals. If we are unable to obtain the necessary visas for personnel who need to get to our clients’ sites, or if such visas are delayed, we may not be able to provide services to our clients or to continue to provide these services on a timely basis, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Currency fluctuations among the Indian rupee, the U.K. pound sterling, Philippine Peso and the U.S. dollar could have a material adverse effect on our results of operations.

Although substantially all of our revenues are denominated in U.K. pounds sterling (54.1% in 2007) or U.S. dollars (45.6% in 2007), most of our expenses (67.2% in 2007) are incurred and paid in Indian rupees. We report our financial results in U.S. dollars. The exchange rates among the Indian rupee, the U.K. pound sterling, the Philippine Peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The average Indian rupee/U.S. dollar exchange rate in 2007 was approximately 41.18 (based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York), representing appreciation of 8.9% compared to the average exchange rate in 2006. The average Indian rupee/U.K. pound sterling exchange rate in 2007 was approximately 83.58 (based on the Bloomberg Composite Rate), representing depreciation of 0.1% compared to the average exchange rate in 2006. The average U.S. dollar/U.K. pound sterling exchange rate in 2007 was approximately 2.00 (based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York) representing depreciation of 8.7% compared to the average exchange rate in 2006. Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar foreign currency exposures, our results of operations may be adversely affected if the Indian rupee fluctuates significantly against the U.K. pound sterling or the U.S. dollar, the U.K. pound sterling depreciates against the U.S. dollar or our hedging strategy is unsuccessful.

If more stringent labor laws or other industry standards in India become applicable to us, our profitability may be adversely affected.

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

Our corporate headquarters are located in New York, New York. We operate ten operations centers in India and the U.S., with a current installed capacity of approximately 6,570 agent workstations that operate on an uninterrupted 24/7 basis and are available to be staffed on a three-shift basis. Our networking and telecommunication hubs are located in Sunnyvale, California and in New York, New York. Out of our nine operations centers in India, we own an area representing 86,361 sq. ft. and containing 1,141 agent workstations in our operations center in Pune, India. We lease all of our other properties. The following table describes each of our material properties and lease expiration dates as of December 31, 2007.

Facility	Location	Space	No. of Agent Workstations	Lease Expiration	Buy Option on Leased Premises
Corporate Headquarters	New York, New York	8,940 sq. ft.	N/A	March 30, 2009	No

Operations Center I	Noida, India	50,000 sq. ft.	658	March 14, 2010 (option to extend until 2015)	No

Operations Center II	Noida, India	39,700 sq. ft.	485	May 17, 2008 (renewable until 2016)	No

Operations Center III	Noida, India	68,800 sq. ft.	591	May 7, 2011	Yes

Operations Center IV-A	Pune, India	42,559 sq. ft. 43,802 sq. ft.	503-Grd. 638-First	Owned Facility	Not Applicable

Operations Center IV-B(1)	Pune, India	61,802 sq. ft. 43,802 sq. ft.	440-5&7 491-6	December 2, 2013 December 31, 2013	Yes

Operations Center V	Noida, India	104,000 sq. ft.	913	August 29, 2010 (option to extend until 2023)	Yes

Operations Center VI	Noida, India	100,000 sq. ft	1078	November 30, 2011 (option to extend until 2024)	No

Operations Center VII	Gurgaon, India	20,628 sq. ft.	197	July 2008 (option to extend until 2014)	No

Operations Center VIII	Gurgaon, India	47,874 sq. ft.	576	October 31, 2011	No

U.S. Operations and Administration	Jersey City, New Jersey	20,469 sq. ft.	N/A	February 28, 2014	No

Operations Center IX(2)	Pasay City, Philippines	92,300 sq. ft.	900	May 13, 2018 (option to extend until 2028)	No

(1)	Approximately 105,604 square feet of space (including approximately 931 agent workstations) in our Operations Center IV-B is subject to a purchase option held by our client Norwich Union. This option is exercisable at any time commencing in May 2008 until February 2011. See “Item 1A. Risk Factors—Our Business—Our agreements with our largest client give it the option to assume the operations of one of our facilities and operating subsidiaries, and the exercise of that option could have an adverse effect on our business, results of operations and financial condition.”
(2)	We are in the process of outfitting a new 92,301 square foot facility containing approximately 900-workstations in Pasay City, Philippines, which will become operational in April 2008, at a total estimated cost of approximately $8.3 million. The lease for this facility commenced November 13, 2007.

All of our operations centers are equipped with fiber connectivity and have access to other power sources.

ITEM 3.	Legal Proceedings

Tax Proceedings

Indian transfer pricing regulations require that any international transaction involving related corporations be at an arms’ length price. Transactions among our subsidiaries and us may be considered such transactions. The Indian tax authorities have issued assessment orders against our subsidiaries EXL Inc. and EXL India. Two assessments issued with respect to EXL Inc. and EXL India allege that transfer pricing applied to transactions between such entities was not appropriate and demand the payment of additional taxes based on the disallowance of certain tax deductions taken by EXL India. Three assessments issued with respect to EXL Inc. allege that it has a permanent establishment in India and demands the payment of certain additional taxes based on such allegation. The details of the assessment orders are as below:

Entity	Tax Year	Issue	Amount demanded	Amount deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.5 million	$0.8 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$4.2 million	$1.7 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.7 million	$1.8 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	—

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.9 million	—

We are contesting all of these assessments and have filed appeals with the appropriate Indian tax authorities. Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our audited consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future. Amounts paid as deposits in respect of the assessments described above, totaling $4.3 million as of December 31, 2007, are included in “Other Assets” in our December 31, 2007 consolidated balance sheet.

There is a likelihood that we may be required to deposit additional amounts with respect to the assessment orders received by us and that we might receive similar orders for other years until these disputes are resolved. Future claims may be based on the transfer pricing or permanent establishment claims alleged by the Indian tax authorities, or may be based on alternative arguments. Any failure of our appeals or further assessments would reduce our profitability and cash flows.

Other Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”

The following table sets forth for the periods indicated the high and low sales prices for shares of our common stock as reported by the Nasdaq Global Select Market.

	Price Range
Calendar Period	High	Low
2006
Fourth Quarter (beginning October 19, 2006)	$29.24	$15.45
2007
First Quarter	$27.00	$20.03
Second Quarter	$23.29	$17.74
Third Quarter	$22.50	$15.49
Fourth Quarter	$28.96	$19.90

As of February 29, 2008, there were 48 holders of record of our outstanding common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have the following equity compensation plans, each of which has been approved by our stockholders: (1) our 2003 Stock Option Plan, (2) our 2003 India Stock Employee Option Plan and (3) our 2006 Omnibus Award Plan (including two India sub plans thereunder). For a description of each of our equity compensation plans, please see Note 13 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	1,581,815	$14.38	2,035,684
Equity compensation plans not approved by security holders	—	—	—

Total	1,581,815	$14.38	2,035,684

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq 100 Index (capitalization weighted) and the Mid Cap S&P 400 and a peer group of companies for the period beginning October 20, 2006. The selected peer group for the period presented is comprised of six companies that we believe are our closest reporting issuer competitors: Cognizant Technology Solutions Corp., WNS (Holdings) Limited, Accenture Ltd., Infosys Technologies Limited, Wipro Technologies Limited and Genpact Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each entity as of the beginning of each period for which a return is presented. The stock performance shown on the graph below is not indicative of future price performance.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2005, 2004 and 2003 and for each of the years ended December 31, 2004 and 2003 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2007, 2006 and 2005 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues(1)	$179.9	$121.8	$74.0	$60.5	$27.7
Cost of revenues(2)	113.7	73.8	47.6	38.7	18.4

Gross profit	66.2	48.0	26.4	21.8	9.3
Selling, general and administrative expenses(3)	38.5	23.9	14.9	12.6	9.0
Depreciation and amortization expenses(4)	10.5	9.0	5.9	3.9	0.4

Income from operations	17.2	15.1	5.6	5.3	(0.1)
Total other income (expense)	11.9	1.0	0.8	0.1	0.1

Income before provision for income taxes	29.1	16.1	6.4	5.4	—
Provision for income taxes	2.1	2.1	(0.6)	—	0.8
Dividend or accretion on preferred stock	—	(0.6)	(0.2)	—	(0.3)

Net income to common stockholders	$27.0	$13.4	$6.8	$5.4	$(1.1)

Basic earnings per share	$0.95	$0.59	$0.32	$0.26	$0.05
Diluted earnings per share	$0.93	$0.58	$0.32	$0.26	$0.05
Weighted average number of common share outstanding—basic	28,480,033	22,863,539	21,174,548	20,518,332	19,568,840
Weighted average number of common share outstanding—diluted	29,191,199	23,033,266	21,591,028	21,017,252	19,568,840

	At December 31,
	2007	2006	2005	2004	2003
	(in millions)
Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$102.2	$85.4	$24.2	$18.8	$8.6
Working capital(5)	119.6	85.0	24.0	18.4	8.4
Total assets	210.8	164.8	62.6	50.4	22.3
Other long term obligations(6)	0.3	0.2	5.8	11.4	10.3
Preferred stock (liquidation preference)	—	—	6.2	—	—
Stockholders’ equity	174.0	127.2	30.9	24.8	4.9

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues. Revenues include reimbursable expenses of $7.7 million in 2007, $5.0 million in 2006, $3.4 million in 2005, $4.2 million in 2004 and $0.6 million in 2003.

(2)	Cost of revenues for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 includes $1.1 million, $0.5 million, $0, $0 and $0, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients. Cost of revenues excludes depreciation and amortization related to fixed assets.

(3)	SG&A expenses for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 include $3.2 million, $1.5 million, $0.1 million, $0.1 and $0, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff.

(4)	Depreciation and amortization for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 includes $1.6 million, $1.2, $0, $0 and $0, respectively, as amortization of intangibles.

(5)	Working capital means total current assets minus total current liabilities.

(6)	Other long-term obligations include senior long-term debt and capital leases.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements. See “—Forward looking statements.”

Overview

We are a recognized business solutions provider focused on providing a competitive edge to our clients by outsourcing and transforming their business processes. Our outsourcing services provide integrated front-, middle- and back-office process outsourcing services for our U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a suite of transformation service offerings that include research and analytics services, risk advisory services and process advisory services. These transformation services offerings help our clients improve their operating environments through cost reduction initiatives, enhanced efficiency and productivity, and improving the risk and control environment within our clients’ operations whether or not they are outsourced to us. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them. We serve primarily the needs of Global 1000 companies in the insurance, banking, financial services, utilities, healthcare, telecommunications and transportation sectors.

We market our services directly through our sales and marketing and strategic account management teams, which operate out of New York and London, and our business development team, which operates out of Noida, India. We currently operate nine operations centers in India and one operation facility in U.S. In addition, we are presently in the process of establishing a new operations facility in the Philippines which will become operational in April 2008.

We completed the Inductis acquisition on July 1, 2006. The Inductis acquisition has expanded the types and sophistication of the research and analytics services we offer. The results of operations of Inductis are consolidated in our financial statements with effect from July 1, 2006. As a result, our results of operations for the year ended December 31, 2007 are not comparable to our results of operations for the years ended December 31, 2006 and December 31, 2005.

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

Revenues

We generate revenues principally from contracts to provide BPO, research and analytics or advisory services. In 2007, we had total revenues of $179.9 million compared to total revenues of $121.8 million in 2006, an increase of 47.7%. The key drivers of growth in our total revenues in 2007 were as follows:

•	growth of our client base, both organically and inorganically,

•	ongoing growth in existing client relationships, and

•	addition of new services in the advisory services business.

We anticipate that our revenues will grow as we expand our service offerings, both organically and through further acquisitions. Revenues from new clients are an indicator of successful marketing efforts and do not represent a trend in our results of operations. We provide our clients with a range of BPO services, including insurance services, banking and financial services, utilities, finance and accounting services and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant BPO service, implement a process migration to these operations centers and then provide services either to that client or directly to that client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The BPO services we provide to our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

For BPO services, we enter into long-term agreements with our clients with initial terms ranging from three to five years. Although these agreements provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our BPO services and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. Revenues under new client contracts also vary depending on when we complete the selling cycle and the implementation phase.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 45.6% and 54.1%, respectively, of our total revenues for the year ended December 31, 2007 and approximately 50.1% and 49.6%, respectively, of our total revenues for the year ended December 31, 2006.

We derive a significant portion of our revenues from a limited number of large clients. In the years ended December 31, 2007 and 2006, our total revenues from our two largest clients grew to $92.8 million and $60.3 million, respectively, accounting for 51.7% and 49.5% of our total revenues, respectively, during these periods.

We provide services to Norwich Union, which represented $48.5 million, or 27.0%, of our total revenues in the year ended December 31, 2007 and $41.2 million, or 33.8%, of our total revenues for the year ended December 31, 2006, under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement cannot be terminated without cause by our client at any time prior to May 2008. The second framework agreement expires in July 2009 and can be terminated by Norwich Union without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After the initial term of the second framework agreement, Norwich Union may terminate this agreement without cause or penalty with six months notice.

We provide services to Centrica, which represented $44.4 million, or 24.7%, of our total revenues for the year ended December 31, 2007 and $19.1 million, or 15.7% of our total revenues for the year ended December 31, 2006, under an agreement that has an initial term that expires in January 2009 and that can be terminated by Centrica for cause only during its initial term. Contracts with other BPO clients representing approximately 30.7% of our total revenues for the year ended December 31, 2007 will expire prior to December 31, 2008, while the remainder of our BPO contracts expire in more than one year or do not have specified initial terms and remain in effect until terminated or until there are no work orders or engagement schedules.

We derived revenues from thirty-eight and fifteen new clients for our services, including advisory and research and analytics services, in the years ended December 31, 2007 and 2006, respectively. Additionally, by acquiring Inductis, we obtained seventeen additional new clients in 2006. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

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

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the years ended December 31, 2007 and December 31, 2006, 4.3% and 4.1%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

Norwich Union has the option (“Transfer Option”) from May 2008 through February 2011 under one of its contracts with us to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount that will approximate the net asset value of that facility on the date of transfer. On February 5, 2008, the company entered into a letter agreement, with Norwich Union, amending the terms of exercise of the Transfer Option. Pursuant to the Letter Agreement, the earliest date of exercise of the Transfer Option has been extended from January 1, 2008 to April 1, 2008. As a result, if the Transfer Option is exercised, the earliest date by which the Company would be required to transfer the Pune, India, facility to Norwich Union, is May 1, 2008. The remaining terms of our agreements with Norwich Union remain unchanged. The exercise of this option would result in both a loss of revenues and the loss of all of our employees who are at that time working under that contract. The affected facility generated 15.5% and 18.9% of our total revenues in the years ended December 31, 2007 and December 31, 2006, respectively. We expect that any decline in revenues that we would experience when Norwich Union exercises this option would be partially offset by a decrease in expenses associated with the operation of the affected Pune facility. Norwich Union has exercised its option to assume the operations of the facilities of two of its third party vendor-contractors and has publicly announced its intention to undertake a strategic review of its Indian operations, which could result in Norwich Union electing to modify or terminate its relationship with us.

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

The most significant component of our cost of revenues is employee compensation, recruitment, training and retention. Salary levels in India, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. Salary increases are generally awarded each year effective April 1. Accordingly, employee costs are generally lower in the first quarter of each year compared to the rest of the year. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees in India, particularly among the highly skilled workforce needed to execute BPO services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes a non-cash amortization of stock compensation expense relating to our issuance of equity awards to employees directly involved in providing services to our clients.

We expect our cost of revenues to continue to increase as we continue to add professionals in India and the United States to service additional business, in particular as our research and analytics and advisory services businesses grow and as wages continue to increase in India. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients.

Cost of revenues is also affected by our long selling cycle and implementation period for our BPO services, which require significant commitments of capital, resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. In addition, once a client engages us in a new contract, our cost of revenues may represent a higher percentage of revenues until the implementation phase for that contract, generally three to four months, is completed.

We also expect cost of revenues to increase when we add new operations facilities due to increases in telecommunication and rent expenses and other facilities operating costs. In particular, we are in the process of establishing a new 900-workstation operation facility in Pasay City, Philippines, which will become operational in April 2008. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease and this will have a negative impact on our operating margin. The India Finance Act, 2007 has imposed additional taxes on leased real estate. As such, we may determine that it is in our interest to exercise our purchase options with respect to certain of our leased properties. In addition, in the future we may decide to purchase real estate instead of leasing it, which is likely to increase our initial cash outflow in connection with any expansion of our facilities.

SG&A Expenses

Our general and administrative expenses are comprised of expenses relating to salaries of senior management and other support personnel, legal and other professional fees, telecommunications, utilities and other miscellaneous administrative costs. Selling and marketing expenses primarily consist of salaries of sales and marketing and strategic account management personnel, client relationship management, travel and brand building. We expect that sales and marketing expenses will continue to increase as we invest heavily in our front-end sales and strategic account management functions to better serve our clients. We also expect our costs to increase as we continue to strengthen our back-end support and enabling functions and invest in leadership development, performance management and training programs. SG&A expenses also include non-cash amortization of stock compensation expense related to our issuance of equity awards to senior management, members of our board of directors and advisory board, other support personnel and consultants.

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and intangible assets. Amortization of intangible assets acquired in the Inductis acquisition is part of depreciation and amortization. As we add facilities, including our new 900-workstation facility in Pasay City, Philippines, which will become operational in April 2008, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure.

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars and a substantial portion of our total revenues is earned in U.K. pounds sterling. Accordingly, our results of operations are adversely affected if the U.K. pound sterling depreciates against the U.S. dollar. Although substantially all of our revenues are denominated in U.S. dollars or U.K. pounds sterling (45.6% and 54.1%, respectively, for the year ended December 31, 2007 as compared to 50.1% and 49.6%, respectively for the year ended December 31, 2006), most of our expenses (67.2% in the year ended December 31, 2007 and 67.8% in the year ended December 31, 2006) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate in the future. The results of our operations could be substantially impacted as the Indian rupee appreciates or depreciates against the U.S. dollar or the U.K. pound sterling.

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

Income Taxes

The India Finance Act, 2000 provides Exl India, Noida Customer Operations Private Limited, which we refer to as NCOP, and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The India Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Accordingly, facilities established in India on or before March 31, 2000 have a ten-year tax holiday, new facilities established on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2009. After March 31, 2009, the tax holiday will no longer be available to new facilities. Exl India and NCOP provides BPO services from its wholly owned, export oriented units situated in Noida and Pune. The income derived from the services rendered from these facilities is not subject to taxes in India until March 31, 2009. Inductis India is located in Gurgaon and its services also qualify under the India Finance Act, 2000 for a tax holiday until March 31, 2009.

As a result of the tax holiday, our BPO service operations have been subject to relatively lower tax liabilities. For example, we recognized lower income tax expense with respect to the Company’s foreign operations for the year ended December 31, 2007 as a result of the tax holiday, compared to approximately $6.0 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). When our tax holiday expires or terminates, our tax expense will materially increase.

We recognize deferred tax assets and liabilities for temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

In May 2007, the Government of India adopted the Indian Finance Act, 2007, that imposed a minimum alternative tax, or MAT, on Indian companies that benefit from a tax holiday with effect from April 1, 2007. Any MAT paid by us can be used as a credit against corporate income taxes payable by us after expiry of the tax holiday for up to seven years, subject to the satisfaction of certain conditions. In accordance with SFAS 109 “Accounting for Income Taxes” a deferred tax asset of $2,636,729 has been recognized as of December 31, 2007.

ExlService Philippines, Inc., Exl Philippines, our subsidiary that conducts our operations in the Philippines will enjoy a four year income tax holiday incentive extendable up to six years beginning April 2008, which is the estimated date of commencement of operations. The above incentive is subject to validation by the Philippines Economic Zone Authority based on certain minimum investments. If Exl Philippines does not attain the required investments it will not qualify for the income tax holiday and will be subject to a 5% gross income tax.

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among our subsidiaries and us may be considered such transactions. Accordingly, we determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on the analysis, we had made certain changes to our transfer pricing agreements with effect from April 2007. If the applicable income tax authorities review any of our tax returns and determine that the transfer price applied was not appropriate, we may incur increased tax liabilities, including accrued interest and penalties. We are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies. We have received five assessment orders from the Indian tax authorities with respect to their audit of certain of our subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of assessment orders are as below:

Entity	Tax Year	Issue	Amount demanded	Amount deposited

Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.5 million	$0.8 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$4.2 million	$1.7 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.7 million	$1.8 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	—

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.9 million	—

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have accordingly not accrued any amount with respect to these matters in our consolidated financial statements. We do not expect any impact from these assessments on our future income tax expense. We are subject to U.S. income taxes on the profits we recognize in the United States. There is a likelihood that we may be required to deposit additional amounts with respect to the assessment orders received by us and that we might receive similar orders for other years until those disputes are resolved.

Inductis Acquisition

On July 1, 2006, we completed the Inductis acquisition. Inductis is a provider of research and analytics services. The Inductis acquisition has expanded the types and sophistication of the research and analytics services we offer. We paid approximately $12.2 million on the closing date in the form of $3.0 million in cash (including amounts paid for working capital adjustments), the issuance of 1,049,962 shares of our common stock after withholding in respect of taxes and $0.9 million in transaction costs, and paid a $0.4 million bonus in January 2007. We also assumed $4.3 million of Inductis debt, which we repaid in full on September 26, 2006. For the period ended December 31, 2006, Inductis’ profit adjusted earnout revenue (which amount is defined in the Inductis acquisition agreement to equal either its revenue or a lower amount if certain profit margin targets are not achieved as set forth in the Inductis acquisition agreement) was equal to $26.6 million dollars. As a result, per the terms of the Inductis acquisition agreement, we issued an additional 257,273 shares of our common stock worth approximately $5.4 million to the former holders of Inductis common stock in satisfaction of some of our earnout payment obligations under that agreement and 19,509 shares of restricted stock previously granted to the former holders of Inductis common stock have been earned based on the achievement of certain performance-based criteria and will vest over a three-year period. There are no further payments due to Inductis based on Inductis’ profit adjusted earnout revenue.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position, we believe we have adequately accrued for probable exposures as of December 31, 2007. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At December 31, 2007, we performed an analysis of the deferred tax asset valuation allowance on our Indian subsidiaries and concluded that a valuation allowance offsetting certain deferred tax assets be recorded, on the basis that it is more likely than not that there will not be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each reporting period. See Note 12, “Income Taxes,” in the notes to our consolidated financial statements for the year ended December 31, 2007.

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

Significant factors considered in determining the fair value of stock awards are as follows. The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 (SAB 107). In the absence of a history of volatility of our stock trading, we have used the volatility of stocks of comparative companies with estimated life of options similar to ours. The risk-free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

At December 31, 2007, forward exchange contracts of $44.3 million and U.K. pounds sterling 31.4 million were outstanding. We have evaluated the effectiveness of all our forward exchange contracts. For the year ended December 31, 2007 and 2006, net gains/(losses) from ineffective cash flow hedges included in our consolidated statements of income totaled $1.0 million and $(1.6 million), respectively. For hedge contracts discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in accumulated comprehensive income are reclassified to earnings.

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

Results of Operations

The following table summarizes our results of operations:

	Year ended December 31,
	2007	2006	2005
	(in millions)
Revenues(1)	$178.3	$120.2	$73.5
Revenues (from related parties)	1.6	1.6	0.5

Total revenues	179.9	121.8	74.0
Cost of revenues (exclusive of depreciation and amortization)(2)	113.7	73.8	47.6

Gross profit	66.2	48.0	26.4

Operating expenses:
General and administrative expenses(3)	29.3	19.2	13.2
Selling and marketing expenses(3)	9.2	4.8	1.7
Depreciation and amortization(4)	10.5	8.9	5.9

Total operating expenses	49.0	32.9	20.8

Income from operations	17.2	15.1	5.6
Other income/(expense):
Foreign exchange gain/(loss)	7.7	(0.3)	0.9
Interest and other income	4.3	1.9	0.7
Interest expense	(0.1)	(0.6)	(0.4)
Interest expense-redeemable preferred stock	—	—	(0.4)

Income before income taxes	29.1	16.1	6.4
Income tax provision/(benefit)	2.1	2.1	(0.6)

Net income	27.0	14.0	7.0
Dividends and accretion on preferred stock	—	(0.6)	(0.2)

Net income to common stockholders	$27.0	$13.4	$6.8

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues.

(2)

Cost of revenues includes $1.1 million, $0.5 million and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 to our consolidated financial statements. Cost of revenues excludes depreciation and amortization related to fixed assets.

(3)	General and administrative expenses and selling and marketing expenses include $3.2 million, $1.5 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 to our consolidated financial statements.

(4)	Depreciation and amortization includes $1.6 million, $1.2 million and $0 for the years ended December 31, 2007, 2006 and 2005, respectively, of amortization of intangibles as described in Note 4 to our consolidated financial statements.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

As a result of the Inductis acquisition on July 1, 2006, our results of operations for the year ended December 31, 2007 are not comparable to the year ended December 31, 2006. Our results of operations for the year ended December 31, 2007 are impacted by an increase in revenues attributable to the increase in BPO and advisory revenues, the Inductis acquisition and changes in exchange rates of U.K. pounds sterling with respect to U.S. dollars. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will continue to decrease, which will have a negative impact on our operating margin. Also, exchange rates fluctuations will have a positive or a negative impact on our net income depending on the direction of fluctuation.

Revenues. Revenues increased 47.7% from $121.8 million for the year ended December 31, 2006 (including $5.0 million of reimbursable expenses) to $179.9 million for the year ended December 31, 2007 (including $7.7 million of reimbursable expenses). Revenues attributable to 38 new clients obtained during the year ended December 31, 2007 were $11.0 million. Revenue increases from existing clients were attributable to volume increases within existing processes and the addition of new processes. The increase in revenue was also attributable to the strengthening in the U.K. pound sterling with respect to the U.S. dollar during the period. Revenues for the year ended December 31, 2007 are higher by $3.3 million as compared to the year ended December 31, 2006 due to the inclusion of Inductis from July 1, 2006, the date of acquisition.

Cost of Revenues. Cost of revenues increased 54.0% from $73.8 million for the year ended December 31, 2006 to $113.7 million for the year ended December 31, 2007. Cost of revenues for the year ended December 31, 2007 are higher by $4.8 million as compared to the year ended December 31, 2006 due to the inclusion of Inductis from July 1, 2006, the date of acquisition. Salaries and personnel expenses for the Company increased from $52.0 million in the year ended December 31, 2006 to $80.2 million in the year ended December 31, 2007 as a result of an increase in headcount and salary levels. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs for the Company increased from $8.2 million for the year ended December 31, 2006 to $10.6 million for the year ended December 31, 2007, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues includes $1.1 million and $0.5 million for the years ended December 31, 2007 and December 31, 2006, respectively, for non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues increased from 60.6% for the year ended December 31, 2006 to 63.2% for the year ended December 31, 2007.

Gross Profit. Gross profit increased 38.0% from $47.9 million for the year ended December 31, 2006 to $66.2 million for the year ended December 31, 2007. The increase in gross profit is primarily the result of increased revenue. The increase in gross profit does not represent a trend in our results of operations. As a result, gross profit as a percentage of revenues decreased marginally from 39.4% for the year ended December 31, 2006 to 36.8% for the year ended December 31, 2007.

SG&A Expenses. SG&A expenses increased 60.7% from $23.9 million for the year ended December 31, 2006 to $38.4 million for the year ended December 31, 2007. General and administrative expenses increased 52.7% from $19.2 million for the year ended December 31, 2006 to $29.3 million for the year ended December 31, 2007 and selling and marketing expenses increased 93.5% from $4.7 million for the year ended December 31, 2006 to $9.2 million for the year ended December 31, 2007. These increases were primarily due to the addition of corporate and sales and marketing staff in the United States, as well as an increase in audit and other professional fees incurred as a result of becoming a public company. SG&A expenses for the year ended December 31, 2007 are higher by $3.4 million as compared to the year ended December 31, 2006 due to the inclusion of Inductis from July 1, 2006, the date of acquisition. Salary and personnel expenses increased from $15.7 million for the year ended December 31, 2006 to $17.6 million for the year ended December 31, 2007. SG&A expenses include $3.2 million and $1.5 million for the year ended December 31, 2007 and the year ended December 31, 2006, respectively, of non-cash amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses increased from 19.6% for the year ended December 31, 2006 to 21.4% for the year ended December 31, 2007.

Depreciation and Amortization. Depreciation and amortization increased 17.4% from $8.9 million for the year ended December 31, 2006 to $10.5 million for the year ended December 31, 2007. The increase was primarily due to the amortization of intangibles acquired from Inductis. As we add facilities, we expect that depreciation expense will increase, reflecting the additional investment in equipment and facilities necessary to meet customer requirements.

Income From Operations. Income from operations increased 14.3% from $15.1 million for the year ended December 31, 2006 to $17.2 million for the year ended December 31, 2007. Income from operations increased due to a significant increase in revenue from BPO and advisory services attributable to higher than expected demand. This was partly offset by a loss from operations of $2.5 million at Inductis due to lower demand caused primarily by lower discretionary spending among its largest customers. As a percentage of revenues, income from operations decreased from 12.4% for the year ended December 31, 2006 to 9.6% for the year ended December 31, 2007.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income and interest expense. Other income increased significantly from $1.0 million for the year ended December 31, 2006 to $11.9 million for the year ended December 31, 2007 as a result of a significant increase in foreign exchange gains, interest income on our cash balances and a reduction in interest expense due to the repayment of our preferred stock in October and November 2006.

Provision for Income Taxes. Provision for income taxes was unchanged at $2.1 million for the year ended December 31, 2007 as compared with the year ended December 31, 2006. However, the corresponding effective rate of taxes has decreased from 12.8% for the year ended December 31, 2006 to 7.2% for the year ended December 31, 2007. This is due to changes in the geographic distribution of our income and a change in the transfer pricing agreements among ExlService Holdings, Exl India and NCOP. We determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made certain changes to the transfer pricing agreements with effect from April 2007. See Note 12, “Income Taxes,” to our consolidated financial statements for the year ended December 31, 2007.

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock were $0 for the year ended December 31, 2007 compared to $0.6 million for the year ended December 31, 2006, reflecting the repayment of our preferred stock in October and November 2006.

Net Income to Common Stockholders. Net income to common stockholders increased 101.2% from $13.4 million for the year ended December 31, 2006 to $27.0 million for the year ended December 31, 2007. Net income increased due to increased revenue, the impact of exchange rates after considering hedge gains and better capacity and staff utilization. The significant increase in net income to common stockholders does not represent a trend in our results of operations and will vary as we build capacity for future ramps ups and exchange rates fluctuate. As a percentage of revenues, net income increased from 11.0% for the year ended December 31, 2006 to 15.0% for the year ended December 31, 2007.

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

Other Income (Expense). Other income is comprised of foreign exchange gains and losses, interest income and expense and interest expense on redeemable preferred stock. Other income (expense) increased from income of $0.8 million for the year ended December 31, 2005 to an income of $1.0 million for the year ended December 31, 2006 as a result of interest income on the net proceeds from our initial public offering. This was partly offset by foreign exchange losses. Foreign exchange showed a gain of $0.9 million for the year ended

December 31, 2005 compared to a loss of $0.3 million for the year ended December 31, 2006. Interest and other income and interest expense for the two periods reflected the reclassification of our preferred stock from debt to equity on August 16, 2005 as a result of our adopting SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities ” or SFAS No. 150, on July 1, 2003. See Note 8, “Redeemable Preferred Stock,” in the notes to our consolidated financial statements for the year ended December 31, 2006.

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

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock was $0.6 million for the year ended December 31, 2006 compared to $0.2 million for the year ended December 31, 2005, reflecting the reclassification of our preferred stock in August 2005. The preferred stock was classified as a liability until August 16, 2005 and was reflected as equity thereafter in the comparable prior period. See Note 8, “Redeemable Preferred Stock,” in the notes to our consolidated financial statements for the year ended December 31, 2006.

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

Liquidity and Capital Resources

At December 31, 2007, we had $102.2 million in cash and cash equivalents on hand.

In October 2006, we consummated an initial public offering of our common stock. In the offering, we issued and sold 5,750,000 shares of our common stock at an initial offering price of $13.50 per share, resulting in gross proceeds of $77.6 million and net proceeds of approximately $69.8 million after deducting underwriting discounts and commissions of approximately $5.4 million and related offering expenses of approximately $2.4 million. We used approximately $6.7 million of the net proceeds from the initial public offering to repurchase all of our outstanding shares of preferred stock and approximately $5.8 million to repay all outstanding senior promissory notes payable to certain stockholders

Cash flows from operating activities increased from $19.8 million in the year ended December 31, 2006 to $23.4 million in the year ended December 31, 2007. Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The increase in cash flows from operations is predominantly due to the increase in net income adjusted for non-cash items. This was offset by an increase in accounts receivable, attributable to the growth of our business and payment of income tax liabilities. Net income adjusted for non-cash items increased in the year ended December 31, 2007 by $13.5 million compared to the year ended December 31, 2006 due to the continued growth in our business.

Cash used in investing activities decreased to $9.0 million in the year ended December 31, 2007 from $12.0 million in the year ended December 31, 2006. The decrease is a result of the investments made in the year ended December 31, 2006 towards purchase consideration paid for the Inductis acquisition, the purchase of fixed assets for our new facility in Noida and the buy out of our facility in Pune.

Cash flows from financing activities decreased from an inflow of $52.9 million in the year ended December 31, 2006 to an inflow of $2.0 million in the year ended December 31, 2007, primarily due to proceeds from our initial public offering in October 2006, offset by repayment of bank borrowings and long term debt in the year ended December 31, 2006, as compared to proceeds from exercises of stock options in the year ended December 31, 2007.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we have made significant capital investments, primarily related to new facilities. Capital expenditures we make to meet client needs represent primarily leasehold improvements to build out facilities, telecommunications equipment, and computer hardware and software we purchase in connection with managing client operations. We incurred $8.7 million of capital expenditures in 2007. We expect to incur approximately $20.0 million of capital expenditures in 2008 primarily to meet the growth requirements of our clients, including expanding our facilities in India and in the Philippines, as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts.

In addition, in connection with the tax assessment orders issued against EXL India and Exl Inc. we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us.

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

Off-Balance Sheet Arrangements

As of December 31, 2007 and December 31, 2006, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2007:

	Payments Due by Period (in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital leases	$0.2	$0.2	$—	$—	$0.4
Operating leases	2.1	3.9	1.1	0.7	7.8
Purchase obligations	3.2	—	—	—	3.2

Total contractual cash obligations	$5.5	$4.1	$1.1	$0.7	$11.4

We have entered into an Insurance Services Framework Agreement and related Virtual Shareholders’ Agreement with Norwich Union pursuant to which we have granted Norwich Union the option from May 2008 through February 2011 to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, upon the payment of an amount that will approximate the net asset value of that facility on the date of transfer. The exercise of this option would result in both a loss of revenues and the loss of all of our employees who are at that time working under that contract. We expect that any decline in revenues that we would experience when Norwich Union exercises this option would be partially offset by a decrease in expenses associated with the operation of the Pune facilities. See “Risk Factors—Risks Related To Our Business—Our agreements with our largest client give it the option to assume the operations of one of our facilities, and the exercise of that option could have an adverse effect on our business, results of operations and financial condition.” Norwich Union has exercised its option to assume the operations of the facilities of two of its third party vendor-contractors and has publicly announced its intention to undertake a strategic review of its Indian operations, which could result in Norwich Union electing to modify or terminate its relationship with us.

Exl Philippines is registered as an Ecozone IT Enterprise' with the Philippines Economic Zone Authority. Exl Philippines has an export obligation of $46.5 million during the three year period ending March 31, 2011. The registration has also provided us with certain incentives on the import of capital goods.

EXL India, Inductis India and NCOP, have been established as “Export-Oriented Undertaking” enterprises under the Export Import Policy, a policy formulated by the Government of India that has provided us with certain incentives on the import of capital goods. Under this policy, EXL India, Inductis India and NCOP must achieve certain export ratios and realize revenues attributable to exports of $244.5 million, $21.8 million and $43.4 million, respectively, over a period of five years. As of December 31, 2007, EXL India, Inductis India and NCOP had achieved export revenues of $195.1 million, $11.2 million and $52.8 million, respectively. We are required to have export revenues of $49.5 million during the period from 2008 to 2010 and $10.6 million during the period 2008 to 2011. In the event that EXL India, Inductis India and NCOP are unable to meet these requirements over the specified period, we may be required to refund these incentives along with penalties and fines. However, management believes that EXL India and NCOP will achieve these export levels within the required timeframe as EXL India, Inductis India and NCOP have consistently generated the required levels of export revenues. Under the policy, EXL India, Inductis India and NCOP were entitled to import capital goods with a value of $31.1 million, $3.1 million and $8.0 million, respectively, free of any import duties. We have not utilized $25.8 million of the duty-free imports allowance of which $9.5 million is due to expire in 2008, $13.3 million is due to expire in 2010 and $3.0 million is due to expire in 2011.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the companies to measure the funded status of defined benefit postretirement plans as of the date of its fiscal year-end. The SFAS 158 provision related to measurement date is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of SFAS No. 158 with regard to measurement date, but do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value. This Statement is expected to expand the use of fair value measurement in the preparation of the financial statements. However this Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement is effective as of the beginning of financial year January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, consolidated statements of income or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

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

Components of Market Risk

Exchange Rate Risk. The functional currency of ExlService Holdings, and our subsidiaries Exl Inc., Inductis LLC and Inductis Inc., is the U.S. dollar. The functional currency of Exl India, NCOP, Inductis India and Exl Support Services Pvt. Ltd., which we refer to as ESSPL, is the Indian rupee. The functional currency of Exl UK is the U.K. pound sterling. The functional currency of Inductis (Singapore) Pte Limited is the Singapore dollar. The functional currency of Exl Philippines is the Philippines Peso. In each case, the functional currency is the currency of the primary economic environment in which that entity operates. Monetary assets and liabilities in foreign currency are translated into functional currency at the rate of exchange prevailing on the related balance sheet dates. Transactions in foreign currencies are translated into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction-related foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations. The assets and liabilities of subsidiaries are translated into U.S. dollars at the rate of exchange prevailing on the related balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Resulting translation adjustments are included in the “accumulated other comprehensive income/(loss)” in our December 31, 2007 consolidated balance sheet.

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (45.6% in the year ended December 31, 2007) or U.K. pounds sterling (54.1% in the year ended December 31, 2007), most of our expenses (67.2% in the year ended December 31, 2007) are incurred and paid in Indian rupees. The exchange rates among the Indian rupee, U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable. Based upon our level of operations during the year ended December 31, 2007 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the U.K. pound sterling against the U.S. dollar would have increased/decreased revenues in the year ended December 31, 2007 by approximately $4.9 million. Similarly, a 5.0% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our expenses incurred and paid in Indian rupees in the year ended December 31, 2007 by approximately $5.8 million.

We have sought to reduce the effect of Indian rupee and U.K. pound sterling (GBP) exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of cost incurred in our India operations. Forward exchange contracts with a notional amount of $44.3 million and GBP31.4 million were outstanding at December 31, 2007 and of $33.0 million and GBP21.7 million were outstanding at December 31, 2006. The forward foreign exchange contracts typically mature within twelve months, must be settled on the day of maturity and may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and U.K. pound sterling foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

Interest Rate Sensitivity. We had cash, cash equivalents and restricted cash totaling $102.8 million at December 31, 2007. These amounts were invested principally in a short-term investment portfolio primarily comprised of investment grade commercial paper. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1.0% decrease in short term rates would reduce our interest income for the year ended December 31, 2007 by approximately $0.8 million.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure.

Management’s Responsibility for Financial Statements

Responsibility for the objectivity, integrity, and presentation of the accompanying financial statements and other financial information presented in this report rests with the Company’s management. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements include amounts that are based on estimates and judgments which management believes are reasonable under the circumstances.

Ernst and Young LLP, independent public accountants, is retained to audit EXL’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the board of directors is composed solely of independent directors, and is responsible for recommending to the Board the independent public accounting firm to be retained for the coming year. The Audit Committee meets regularly and privately with the independent public accountants, with the company’s internal auditors, and with management to review accounting, auditing, internal control and financial reporting matters.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with the authorization of management and board of directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007. See Ernst and Young LLP’s accompanying report on their audit of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, the Company has made changes to its internal control over financial reporting to remediate certain deficiencies previously reported in its periodic reports and strengthen its financial reporting processes.

The Company has instituted formal accounting and financial statement review and approval processes, which processes involve the CFO and the Company’s accounting team, in connection with monthly financial period closings. These processes include pre- and post-closing meetings among the Company’s CFO, controller and accounting leadership to review critical accounting and reporting issues impacting the current period and, upon completion of the current period, to finalize and, on an internal basis, formally approve the closing of such period. The Company has also adopted new policies and taken steps to further strengthen its compliance with its existing policies that directly affect accounting and financial statement preparation.

ITEM 9B.	Other Information.

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant.

Code of Ethics.

We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of conduct and ethics can be found posted in the investor relations section on our website at http://www.exlservice.com.

We incorporate by reference the information responsive to this Item appearing in the definitive proxy statement for our 2007 Annual Meeting of Stockholders, which we refer to as our Proxy Statement, which we intend to file with the SEC within 120 days after the fiscal year end of December 31, 2007.

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

2. Financial Statement Schedules.

Financial statement schedules as of December 31, 2007 and 2006, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

3. Exhibits.

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference.

(b)	Exhibits—see Item 15(a)(3) above.

(c)	Financial Statement Schedules—see Item 15(a)(2) above.

The following exhibits are being filed as part of this Annual Report on Form 10-K:

2.1	Agreement and Plan of Merger amongst ExlService Holdings, Inc., ExlService Merger Sub Inc., Inductis, Inc., Sandeep Tyagi and certain major stockholders of Inductis, dated June 30, 2006 (Incorporated by reference to Exhibit 2.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Second Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 26, 2007).

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1	Umbrella Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (Incorporated by reference to Exhibit 10.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.2	Insurance Services Framework Agreement, dated as of July 29, 2004, by and between Norwich Union Customer Services (Singapore) Private Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.2 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.3	Insurance Services Framework Agreement (ISFA), dated as of August 26, 2004, by and between Norwich Union Customer Services (Singapore) Private Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.4	Data Protection Agreement, dated as of July 29, 2004 by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, ExlService Holdings, Inc. and ExlService.com (India) Private Limited. (Incorporated by reference to Exhibit 10.4 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Data Protection Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.5 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.6	Virtual Shareholders’ Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.6 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.7	Confidentiality Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.7 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.8	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Insurance Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.8 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.9	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Life Holdings Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.9 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.10	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank. (Incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.11	Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc., ExlService.com, Inc., ExlService.com (India) Private Limited and Vikram Talwar. (Incorporated by reference to Exhibit 10.14 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.12	Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc., ExlService.com, Inc., ExlService.com (India) Private Limited and Rohit Kapoor. (Incorporated by reference to Exhibit 10.15 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	ExlService Holdings, Inc. 2003 India Stock Option Plan. (Incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	Non-Qualified Stock Option Agreement between Shiv Kumar and the Company. (Incorporated by reference to Exhibit 10.17 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	ExlService Holdings, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	Non-Qualified Stock Option Agreement between Katy Murray and the Company. (Incorporated by reference to Exhibit 10.19 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	ExlService Holdings, Inc. 2006 Omnibus Plan. (Incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	ExlService Holdings, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	Stock Purchase Agreement, by and between ExlService Holdings, Inc. and NUI Investments Limited, dated July 22, 2004. (Incorporated by reference to Exhibit 10.24 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Stock Purchase Agreement, dated as of November 14, 2002, by and among Oak Hill Capital Partners, L.P., Financial Technology Venture (Q), L.P., Oak Hill Capital Management Partners, L.P., ExlService Holdings, Inc. and Conseco Inc. (Incorporated by reference to Exhibit 10.25 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	Supplemental Stockholders Agreement, dated as of December 3, 2004, by and among ExlService Holdings, Inc., TCV V, L.P. and TCV V Member Fund, L.P. (Incorporated by reference to Exhibit 10.26 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Employment Contract, dated January 22, 2004, by and between ExlService.com, Inc. and Shiv Kumar. (Incorporated by reference to Exhibit 10.27 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Restricted Stock Purchase Agreement, dated as of November 14, 2002, by and between ExlService Holdings, Inc. and Vikram Talwar. (Incorporated by reference to Exhibit 10.28 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Restricted Stock Purchase Agreement, dated as of November 14, 2002, by and between ExlService Holdings, Inc. and Rohit Kapoor. (Incorporated by reference to Exhibit 10.29 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Form of Company Holder Agreement dated June 30, 2006. (Incorporated by reference to Exhibit 10.30 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.29	Form of Stock Option Agreement under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.30	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.31	Letter Agreement with the Company and an executive officer, dated July 27, 2006. (Incorporated by reference to Exhibit 10.34 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.32	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005. (Incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.33	Agreement dated July 17, 2006 among Norwich Union Customer Services (Singapore) PTE Ltd., ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.36 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.34	Amended and Restated Non-Qualified Stock Option Agreement between Amit Shashank and the Company dated June 7, 2004. (Incorporated by reference to Exhibit 10.37 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.35	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.36	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.37	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.38	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006. (Incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.39	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006. (Incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.40	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.41	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.42	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.43	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.44	Stock Repurchase Agreement, dated October 25, 2006, by and among ExlService Holdings, Inc. and the stockholders party thereto. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.45	Employee Offer Letter, dated February 22, 2007, between ExlService Holdings, Inc. and Matthew Appel (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 28, 2007).

10.46	Letter dated as of February 26, 2007, between Aviva Global Services Singapore Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited.

10.47	Letter dated as of July 1, 2007, between Norwich Union and the Company (incorporated by reference to the Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.48	Letter dated as of September 10, 2007, between Norwich Union and the Company (incorporated by reference to the Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.49	Letter dated as of February 5, 2008, between Norwich Union and the Company.

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the President and Chief Operating Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the President and Chief Operating Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 17, 2008	EXLSERVICE HOLDINGS, INC.

	By:	/s/ MATTHEW APPEL
Matthew Appel Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VIKRAM TALWAR Vikram Talwar	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ ROHIT KAPOOR Rohit Kapoor	Chief Operating Officer, President and Director (Principal Executive Officer)	March 17, 2008

/s/ MATTHEW APPEL Matthew Appel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ STEVEN B. GRUBER Steven B. Gruber	Chairman of the Board	March 17, 2008

/s/ EDWARD V. DARDANI Edward V. Dardani	Director	March 17, 2008

/s/ DAVID B. KELSO David B. Kelso	Director	March 17, 2008

/s/ MOHANBIR SAWHNEY Dr. Mohanbir Sawhney	Director	March 17, 2008

/s/ GAREN K. STAGLIN Garen K. Staglin	Director	March 17, 2008

/s/ CLYDE W. OSTLER Clyde W. Ostler	Director	March 17, 2008

INDEX TO EXHIBITS

The following exhibits are being filed as part of this Annual Report on Form 10-K:

2.1	Agreement and Plan of Merger amongst ExlService Holdings, Inc., ExlService Merger Sub Inc., Inductis, Inc., Sandeep Tyagi and certain major stockholders of Inductis, dated June 30, 2006 (Incorporated by reference to Exhibit 2.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Second Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 26, 2007).

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1	Umbrella Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (Incorporated by reference to Exhibit 10.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.2	Insurance Services Framework Agreement, dated as of July 29, 2004, by and between Norwich Union Customer Services (Singapore) Private Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.2 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.3	Insurance Services Framework Agreement (ISFA), dated as of August 26, 2004, by and between Norwich Union Customer Services (Singapore) Private Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.4	Data Protection Agreement, dated as of July 29, 2004 by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, ExlService Holdings, Inc. and ExlService.com (India) Private Limited. (Incorporated by reference to Exhibit 10.4 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Data Protection Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.5 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.6	Virtual Shareholders’ Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.6 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.7	Confidentiality Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.7 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.8	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Insurance Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.8 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.9	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Life Holdings Limited and ExlService Holdings, Inc. (Incorporated by reference to Exhibit 10.9 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.10	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank. (Incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.11	Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc., ExlService.com, Inc., ExlService.com (India) Private Limited and Vikram Talwar. (Incorporated by reference to Exhibit 10.14 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.12	Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc., ExlService.com, Inc., ExlService.com (India) Private Limited and Rohit Kapoor. (Incorporated by reference to Exhibit 10.15 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	ExlService Holdings, Inc. 2003 India Stock Option Plan. (Incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	Non-Qualified Stock Option Agreement between Shiv Kumar and the Company. (Incorporated by reference to Exhibit 10.17 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	ExlService Holdings, Inc. 2003 Stock Option Plan. (Incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	Non-Qualified Stock Option Agreement between Katy Murray and the Company. (Incorporated by reference to Exhibit 10.19 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	ExlService Holdings, Inc. 2006 Omnibus Plan. (Incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	ExlService Holdings, Inc. Management Incentive Plan. (Incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	Stock Purchase Agreement, by and between ExlService Holdings, Inc. and NUI Investments Limited, dated July 22, 2004. (Incorporated by reference to Exhibit 10.24 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Stock Purchase Agreement, dated as of November 14, 2002, by and among Oak Hill Capital Partners, L.P., Financial Technology Venture (Q), L.P., Oak Hill Capital Management Partners, L.P., ExlService Holdings, Inc. and Conseco Inc. (Incorporated by reference to Exhibit 10.25 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	Supplemental Stockholders Agreement, dated as of December 3, 2004, by and among ExlService Holdings, Inc., TCV V, L.P. and TCV V Member Fund, L.P. (Incorporated by reference to Exhibit 10.26 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Employment Contract, dated January 22, 2004, by and between ExlService.com, Inc. and Shiv Kumar. (Incorporated by reference to Exhibit 10.27 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Restricted Stock Purchase Agreement, dated as of November 14, 2002, by and between ExlService Holdings, Inc. and Vikram Talwar. (Incorporated by reference to Exhibit 10.28 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Restricted Stock Purchase Agreement, dated as of November 14, 2002, by and between ExlService Holdings, Inc. and Rohit Kapoor. (Incorporated by reference to Exhibit 10.29 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Form of Company Holder Agreement dated June 30, 2006. (Incorporated by reference to Exhibit 10.30 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.29	Form of Stock Option Agreement under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.30	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1. (Incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.31	Letter Agreement with the Company and an executive officer, dated July 27, 2006. (Incorporated by reference to Exhibit 10.34 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.32	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005. (Incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.33	Agreement dated July 17, 2006 among Norwich Union Customer Services (Singapore) PTE Ltd., ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited. (Incorporated by reference to Exhibit 10.36 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.34	Amended and Restated Non-Qualified Stock Option Agreement between Amit Shashank and the Company dated June 7, 2004. (Incorporated by reference to Exhibit 10.37 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.35	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.36	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.37	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2. (Incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.38	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006. (Incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.39	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006. (Incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.40	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.41	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.42	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.43	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan. (Incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.44	Stock Repurchase Agreement, dated October 25, 2006, by and among ExlService Holdings, Inc. and the stockholders party thereto. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.45	Employee Offer Letter, dated February 22, 2007, between ExlService Holdings, Inc. and Matthew Appel (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 28, 2007).

10.46	Letter dated as of February 26, 2007, between Aviva Global Services Singapore Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited.

10.47	Letter dated as of July 1, 2007, between Norwich Union and the Company (incorporated by reference to the Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.48	Letter dated as of September 10, 2007, between Norwich Union and the Company (incorporated by reference to the Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.49	Letter dated as of February 5, 2008, between Norwich Union and the Company.

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the President and Chief Operating Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the President and Chief Operating Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

ExlService Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExlService Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ExlService Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ExlService Holdings, Inc.

We have audited ExlService Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExlService Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ExlService Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExlService Holdings Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 14, 2008

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$102,209,734	$85,366,103
Restricted cash	285,089	1,093,277
Short-term investments	252,561	—
Accounts receivable, net of allowance for doubtful accounts of $85,539 in 2007 and $100,828 in 2006	38,513,774	26,801,058
Accounts receivable from related parties	338,629	254,803
Employee receivables	225,624	638,589
Prepaid expenses	2,947,064	1,673,721
Deferred tax assets	3,279,715	2,870,089
Other current assets	7,541,165	3,321,992

Total current assets	155,593,355	122,019,632

Fixed assets, net	25,244,603	21,545,324
Intangibles, net of amortization	340,000	1,970,000
Goodwill	16,785,487	16,651,462
Restricted cash	304,316	302,160
Deferred tax assets	4,498,449	672,019
Other assets	8,047,497	1,601,244

Total assets	$210,813,707	$164,761,841

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,389,425	$3,161,942
Deferred revenue	4,440,261	6,376,725
Accrued employee cost	13,774,306	10,251,197
Other accrued expenses and current liabilities	10,563,187	14,336,829
Income taxes payable	729,715	2,705,326
Current portion of capital lease obligation	125,960	165,995

Total current liabilities	36,022,854	36,998,014

Capital lease obligations, less current portion	258,399	227,651
Other non current liabilities	552,685	339,715

Total liabilities	36,833,938	37,565,380

Preferred stock, $0.001 par value; 15,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,891,043 shares issued and outstanding as of December 31, 2007 and 28,262,289 shares issued and outstanding as of December 31, 2006	28,891	28,263
Additional paid-in capital	110,988,552	98,429,374
Retained earnings	55,708,233	28,664,647
Accumulated other comprehensive income	7,570,026	109,693

	174,295,702	127,231,977

Less: 163,690 shares as at December 31, 2007 and 149,138 shares as at December 31, 2006, held in treasury, at cost	(315,933)	(35,516)

Total stockholders’ equity	173,979,769	127,196,461

Total liabilities and stockholders’ equity	$210,813,707	$164,761,841

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2007	2006	2005
Revenues	$178,258,835	$120,153,593	$73,419,952
Revenues (from related parties)	1,631,021	1,614,937	533,840

Total revenues	179,889,856	121,768,530	73,953,792
Cost of revenues (exclusive of depreciation and amortization)	113,720,195	73,837,337	47,597,523

Gross profit	66,169,661	47,931,193	26,356,269

Operating expenses:
General and administrative expenses	29,278,513	19,180,092	13,200,239
Selling and marketing expenses	9,171,240	4,739,892	1,685,020
Depreciation and amortization	10,491,763	8,939,689	5,888,975

Total operating expenses	48,941,516	32,859,673	20,774,234

Income from operations	17,228,145	15,071,520	5,582,035
Other income/ (expense):
Foreign exchange gain/(loss)	7,674,108	(288,119)	942,486
Interest and other income	4,306,068	1,909,173	693,538
Interest expense	(55,570)	(579,704)	(408,732)
Interest expense-redeemable preferred stock	—	—	(396,787)

Income before income taxes	29,152,751	16,112,870	6,412,540
Income tax provision/(benefit)	2,109,165	2,055,074	(647,008)

Net income	27,043,586	14,057,796	7,059,548
Dividends and accretion on preferred stock	—	(617,329)	(249,438)

Net income to common stockholders	$27,043,586	$13,440,467	$6,810,110

Basic earnings per share to common stockholders	$0.95	$0.59	$0.32
Diluted earnings per share to common stockholders	$0.93	$0.58	$0.32
Weighted-average number of shares used in computing earnings per share:
Basic(1)	28,480,033	22,863,539	21,174,548
Diluted(1)	29,191,199	23,033,266	21,591,028

(1)	The weighted average number of shares and earnings per share data for year ended December 31, 2005 has been adjusted to reflect the stock split and conversion effected by the Company in connection with its October 2006 initial public offering.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Deferred Stock Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Treasury Stock	Total
	Shares	Amount
Balance as of December 31, 2004	21,222,294	$10,611	$17,198,127	$(441,889)	$8,425,314	$(345,381)	$(14,459)	$24,832,323
Common stock and options issued to management	108,220	54	12,296	—	—	—	—	12,350
Non-employee options	—	—	67,390	—	—	—	—	67,390
Employee stock options forfeited	—	—	(175,744)	175,744	—	—	—	—
Dividends and accretion on preferred stock	—	—	—	—	(249,438)	—	—	(249,438)
Amortization of deferred compensation	—	—	—	65,957	—	—	—	65,957
Comprehensive income:
Translation adjustments	—	—	—	—	—	(186,011)	—	(186,011)
Minimum pension liability	—	—	—	—	—	14,038	—	14,038
Cash flow hedges	—	—	—	—	—	(697,642)	—	(697,642)
Reclassification adjustment:
Cash flow hedges	—	—	—	—	—	25,368	—	25,368

Net Income	—	—	—	—	7,059,548	—	—	7,059,548

Total comprehensive income								6,215,301
Balance as of December 31, 2005	21,330,514	$10,665	$17,102,069	$(200,188)	$15,235,424	$(1,189,628)	$(14,459)	$30,943,883
Common stock issued (net of issuance cost of $2,353,438)	5,750,000	5,750	69,832,063	—	—	—	—	69,837,813
Stock split	—	11,244	—	—	(11,244)	—	—	—
Stock issued on exercise of stock options	131,813	79	149,865	—	—	—	—	149,944
Non-employee stock options	—	—	247,016	—	—	—	—	247,016
Issuance of stock on acquisition of Inductis	1,049,962	525	9,134,144	—	—	—	—	9,134,669
Adjustment to initially apply FAS 123R	—	—	(200,188)	200,188	—	—	—	—
Stock based compensation	—	—	1,974,266	—	—	—	—	1,974,266
Excess Tax Benefit from Stock Based Compensation	—	—	190,139	—	—	—	—	190,139
Acquisition of treasury stock	—	—	—	—	—	—	(21,057)	(21,057)
Comprehensive income:
Translation adjustments	—	—	—	—	—	471,527	—	471,527
Unrealized gain on cash flow hedges	—	—	—	—	—	1,319,698	—	1,319,698
Adjustment to initially apply FAS 158, net of taxes of $7,337	—	—	—	—	—	(112,017)	—	(112,017)
Reclassification adjustment:
Cash flow hedges	—	—	—	—	—	(379,887)	—	(379,887)
Net income to common stockholders	—	—	—	—	13,440,467	—	—	13,440,467

Total comprehensive income	—	—	—	—	—	—	—	14,739,788

Balance as of December 31, 2006	28,262,289	$28,263	$98,429,374	$—	$28,664,647	$109,693	$(35,516)	$127,196,461
Stock issued on exercise of stock options	371,481	371	1,863,985	—	—	—	—	1,864,356
Non-employee stock options	—	—	186,875	—	—	—	—	186,875
Issuance of stock on acquisition of Inductis	257,273	257	5,448,785	—	—	—	—	5,449,042
Stock based compensation	—	—	4,306,672	—	—	—	—	4,306,672
Excess tax benefit from Stock Based Compensation	—	—	752,861	—	—	—	—	752,861
Acquisition of treasury stock	—	—	—	—	—	—	(280,417)	(280,417)
Comprehensive income:
Translation adjustments	—	—	—	—	—	2,241,507	—	2,241,507
Unrealized gain on cash flow hedges	—	—	—	—	—	12,262,262	—	12,262,262
Adjustment for FAS 158, net of taxes of $8,588	—	—	—	—	—	(201,916)	—	(201,916)
Reclassification adjustment:
Cash flow hedges	—	—	—	—	—	(6,841,520)	—	(6,841,520)
Net income to common stockholders	—	—	—	—	27,043,586	—	—	27,043,586

Total comprehensive income	—	—	—	—	—	—	—	34,503,919

Balance as of December 31, 2007	28,891,043	$28,891	$110,988,552	$—	$55,708,233	$7,570,026	$(315,933)	$173,979,769

Note: The number of shares as of December 31, 2005 and December 31, 2004 have been adjusted to reflect the stock split and conversion effected by the Company in connection with its October 2006 initial public offering.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$27,043,586	$14,057,796	$7,059,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,491,763	8,939,689	5,888,975
Interest expense–redeemable preferred stock	—	—	396,787
Amortization of deferred financing costs	—	112,500	60,000
Amortization of deferred stock compensation and other non-cash compensation	4,306,672	1,974,266	253,136
Interest on senior long-term debt	—	237,691	218,918
Non employee stock options	545,291	605,432	425,806
Foreign exchange (gain)/loss (unrealized)	(931,726)	786,536	(217,537)
Deferred income taxes	(3,380,393)	(2,653,262)	(1,935,264)
Excess tax benefit from stock–based compensation	(752,861)	(190,139)	—
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	892,786	(354,963)	(746,156)
Accounts receivable	(12,418,734)	(4,933,880)	(4,242,104)
Prepaid expenses and other current assets	2,097,997	(3,317,700)	711,136
Accounts payable	1,375,903	694,184	(349,323)
Deferred revenue	(2,051,548)	(2,081,340)	4,121,972
Accrued expenses and other liabilities	3,797,310	5,515,200	1,462,415
Income taxes payable	(2,032,183)	131,071	(24,974)
Other assets	(5,558,733)	264,087	42,636

Net cash provided by operating activities	23,425,130	19,787,168	13,125,971

Cash flows from investing activities
Purchase of fixed assets	(8,712,468)	(10,393,973)	(7,109,546)
Business acquisition (net of cash)	—	(1,606,543)	—
Purchase of short-term investments	(252,561)	—	—

Net cash used in investing activities	(8,965,029)	(12,000,516)	(7,109,546)

Cash flows from financing activities
Repayment of senior long-term debt	—	(5,821,190)	—
Principal payments on capital lease obligations	(153,300)	(515,560)	(103,105)
Repayment on redemption of preferred stock	—	(6,688,413)	—
Proceeds from sale of common stock, net of issuance costs	—	69,837,812	—
Repayment of bank borrowings and other long term debt	—	(4,250,000)	—
Proceeds from exercise of stock options	1,641,159	149,944	12,350
Excess tax benefit from stock-based compensation	752,861	190,139	—
Acquisition of treasury stock	(280,417)	(21,057)	—

Net cash provided by/(used for) financing activities	1,960,303	52,881,675	(90,755)

Effect of exchange rate changes on cash and cash equivalents	423,227	457,144	(445,158)

Net increase in cash and cash equivalents	16,843,631	61,125,471	5,480,512
Cash and cash equivalents at the beginning of the year	85,366,103	24,240,632	18,760,120

Cash and cash equivalents at the end of the period	$102,209,734	$85,366,103	$24,240,632

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,376	$3,187,141	$68,666
Cash paid for taxes	$7,244,482	$4,304,893	$1,052,429
Supplemental disclosure of non-cash information:
Assets acquired under capital lease	$106,024	$247,298	$163,310
Fair value of shares issuable for non-cash consideration	$—	$5,413,024	$—
Issuance of stock on acquisition of Inductis	$5,449,042	$9,134,669	$—

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries ExlService.com, Inc. (“Exl Inc.”), ExlService Philippines, Inc (“Exl Philippines”), exlService.com (India) Private Limited (“Exl India”), Noida Customer Operations Private Limited (“NCOP”), Exl Support Services Pvt. Ltd. (“ESSPL”), ExlService (U.K.) Limited (“Exl UK”) and Inductis Inc. and its wholly owned subsidiaries (“Inductis”), including Inductis India Private Limited (“Inductis India”) (collectively, the “Company”) is a recognized provider of offshore solutions, including business process outsourcing (“BPO”), research and analytics and advisory services. The Company’s clients are located principally in the United States and the United Kingdom. Exl Philippines is a newly incorporated company based in Pasay City, Philippines.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful accounts, future obligations under employee benefit plans, income tax valuation allowances and tax reserves, stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.

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

The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet dates. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Resulting translation adjustments are

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

included in accumulated other comprehensive income/(loss). The balance in accumulated other comprehensive income with respect to translation adjustments as of December 31, 2007 and December 31, 2006 was $2,195,680 and ($45,827), respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Pursuant to our investment policy, our surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper and money market accounts to reduce our exposure to market risk with regard to these funds.

Short-Term Investments

The Company’s short-term investments consist of time deposits, which mature in less than one year, valued at cost, which approximates fair value. Interest earned on short-term investments are included in interest income.

Fixed Assets

Fixed assets are stated at cost. Equipment held under capital leases is stated at the lower of present value of minimum lease payments at the inception of the leases or its fair value. Advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service before the end of the period are classified as construction in progress.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The Company recognizes revenue as services are rendered, provided that persuasive evidence of an arrangement exists, there are no remaining obligations with respect to the services rendered and collection is considered probable. The Company invoices clients in accordance with agreed upon rates and billing arrangements, which consist of cost-plus, time-and-material, fixed price, contingent fee and unit-priced arrangements. The Company recognizes revenue since the last billing date as of the balance sheet date as unbilled revenues and recognizes billings in excess of revenues earned or advances received from clients as deferred revenue.

In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has accounted for reimbursements received for out-of-pocket expenses incurred as revenues in the consolidated statements of income. The Company typically incurs telecommunication and travel-related costs that are billed to and reimbursed by clients.

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Year ended December 31, 2007	$7,719,114
Year ended December 31, 2006	$4,995,197
Year ended December 31, 2005	$3,398,750

During the year ended December 31, 2007, two customers accounted for 27% and 25% respectively, of the Company’s total revenues. During the year ended December 31, 2006, two customers accounted for 34% and 16%, respectively, of the Company’s total revenues. During the year ended December 31, 2005, two customers accounted for 49% and 15% respectively, of the Company’s total revenues.

As of December 31, 2007, two customers accounted for 30% and 24% respectively, of the Company’s total accounts receivable. As of December 31, 2006, three customers accounted for 25%, 21% and 12% respectively, of the Company’s total accounts receivable.

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. The fair value of the reporting unit is measured by discounting estimated future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Based on the results of its first step impairment tests performed on October 1, 2007, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event we record an impairment loss in the future, such amount will not be deductible for tax purposes. As of December 31, 2007, our goodwill balance was $16,785,487. The goodwill balance at December 31, 2007 has changed from the balance at December 31, 2006 due to purchase price adjustments recorded during the year ended December 31, 2007.

Intangible assets are carried at cost less accumulated amortization. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful lives of the intangible assets are as follows:

Customer relationships	2 years
Trademarks	1.5 years
Non-compete agreements	1 year

Segment Information

The Company is generally organized around its BPO, advisory and research and analytics service lines. The chief operating decision maker generally reviews financial information at the consolidated statement of income level but does not review any information except for revenues and cost of revenues of the individual service lines. Therefore, the Company does not allocate or evaluate depreciation, amortization, interest expense or income, capital expenditures, and income taxes into its various service lines. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Revenues and cost of revenues for each of the years ended December 31, 2007, 2006 and 2005, for BPO, advisory and research and analytics services, respectively, are as follows:

	Year ended December 31, 2007				Year ended December 31, 2006
	BPO	Advisory	Research & Analytics	Total	BPO	Advisory	Research & Analytics	Total
Revenues	$147,611,708	$12,184,346	$18,462,781	$178,258,835	$97,236,102	$7,962,679	$14,954,812	$120,153,593
Revenues from related parties	382,920	1,204,752	43,349	1,631,021	537,890	1,052,547	24,500	1,614,937

Total revenues	147,994,628	13,389,098	18,506,130	179,889,856	97,773,992	9,015,226	14,979,312	121,768,530
Cost of revenue (exclusive of depreciation and amortization)	91,504,837	8,794,930	13,420,428	113,720,195	59,261,199	5,529,156	9,046,982	73,837,337

Gross Profit	$56,489,791	$4,594,168	$5,085,702	$66,169,661	$38,512,793	$3,486,070	$5,932,330	$47,931,193

Selling, General and Administrative expenses				$38,449,753				$23,919,984
Depreciation and amortization				10,491,763				8,939,689
Foreign exchange gain/(loss)				7,674,108				(288,119)
Interest and other income				4,306,068				1,909,173
Interest expense				(55,570)				(579,704)
Interest expense—redeemable preferred stock				—				—
Income tax (benefit)/ provision				2,109,165				2,055,074
Dividends and accretion on preferred stock				—				(617,329)

Net Income to common stockholders				$27,043,586				$13,440,467

	Year ended December 31, 2005
	BPO	Advisory	Research & Analytics	Total
Revenues	$65,172,345	$7,219,216	1,028,391	$73,419,952
Revenues from related parties	—	533,840	—	533,840

Total revenues	65,172,345	7,753,056	1,028,391	73,953,792
Cost of revenue (exclusive of depreciation and amortization)	42,954,347	4,057,025	586,151	47,597,523

Gross Profit	$22,217,998	$3,696,031	$442,240	$26,356,269

Selling, General and Administrative expenses				$14,885,259
Depreciation and amortization				5,888,975
Foreign exchange gain				942,486
Interest and other income				693,538
Interest expense				(408,732)
Interest expense—redeemable preferred stock				(396,787)
Income tax (benefit)				(647,008)
Dividends and accretion on preferred stock				(249,438)

Net Income to common stockholders				$6,810,110

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Cost of Revenues

Cost of revenues includes salaries, employee benefits and stock compensation expense, project related travel costs, communication expenses, technology operating expenses and facilities costs.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Any deferred tax assets recognized for net operating loss carry forwards and other items are reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that the tax change occurs. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside the United States where it is expected that the earnings of the foreign subsidiary will be permanently reinvested.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties recognized in accordance with the guidance provided in FIN 48, if any, are being classified as interest expense and general and administrative expense, respectively.

All U.S. federal tax filings of ExlService Holdings and its U.S. subsidiaries for tax years since 2004 are subject to examination by the U.S. federal tax authorities, and the 2004 tax year for ExlService Holdings is being examined by the U.S. Internal Revenue Service. All tax filings of the Company’s subsidiaries in India are subject to examination by the Indian tax authorities for tax years since 2001-02, and the 2003-04, 2004-05 and 2005-06 tax years are being examined by the Indian tax authorities for EXL India. Tax filings for NCOP and Inductis India are being examined by the Indian tax authorities for tax year 2005-06. In addition, the tax filings for Exl Inc. for tax years 2003-04, 2004-05, 2005-06 and 2006-07 are under examination by the Indian tax authorities. All tax filings of the Company’s subsidiaries in the U.K. are subject to examination by U.K. tax authorities for tax years since 2004.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding during each period. In determining the income to common stockholders, net income has been reduced by dividends and accretion on preferred stock. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents plus the future stock compensation expense on stock options issued and outstanding at the reporting date. Stock options that are anti-dilutive are excluded from the computation of weighted average shares outstanding. For the years ended December 31, 2007, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 711,166, 169,727 and 416,480 shares (after giving effect to the stock split and conversion that occurred in connection with our October 2006 initial public offering), respectively. The calculation of earnings per share for the years ended December 31, 2007, 2006 and 2005 excludes stock options for 498,000 shares, 1,783,000 shares and 659,750 shares (after giving effect to the stock split and conversion that occurred in connection with our October 2006 initial public offering), respectively, because the exercise price of such stock options is more than the average price of stock and hence to include them in the calculation would be anti-dilutive.

Accumulated Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income/(loss) consists of net earnings and changes in the cumulative foreign currency translation adjustments and minimum pension liability adjustments. In addition, the

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract.

Financial Instruments and Concentration of Credit Risk

Financial Instruments. For certain financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and other current liabilities, recorded amounts approximate fair value due to the relatively short maturity periods of such instruments.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and time deposits. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to our investment policy, our surplus funds are maintained as cash or cash equivalents and are invested in highly-rated commercial paper and money market accounts to reduce our exposure to market risk with regard to these funds. Trade accounts receivable are incurred pursuant to contractual terms with customers. Credit losses on accounts receivable have not been material because of a large concentration of revenues with a small number of large, established companies. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable.

Derivatives and Hedge Accounting. In the normal course of business, the Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company’s primary exchange rate exposure is to the U.K. pound sterling and the Indian rupee. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes.

The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) until the contract is settled and at that time are recognized in the consolidated statements of income.

The Company had outstanding forward exchange contracts totaling $44,250,000 and GBP31,400,000 as of December 31, 2007 and totaling $33,000,000 and GBP21,700,000 as of December 31, 2006.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the consolidated statements of income. For the years ended December 31, 2007, 2006 and 2005, net gain/(loss) from ineffective cash flow hedges included in the consolidated statement of income totaled $995,472, $(1,628,360) and $1,352,833, respectively. Such gain/(loss) is included in foreign exchange gain (loss) in the consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

are reclassified to earnings. No significant amounts of gains or losses were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur for fiscal years 2007, 2006, and 2005.

We estimate that approximately $5,300,000 of net derivative gains included in accumulated other comprehensive income could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of December 31, 2007. At December 31, 2007, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 16 months. As of December 31, 2007 and December 31, 2006, the balance in accumulated other comprehensive income with respect to the gain on outstanding and effective cash flow hedges was $5,688,279 and $267,537, respectively.

Reclassifications

Certain amounts in the prior year’s financial statements and related notes have been reclassified to confirm to the 2007 presentation.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the companies to measure the funded status of defined benefit postretirement plans as of the date of its fiscal year-end. The SFAS 158 provision related to measurement date is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of SFAS No. 158 with regard to measurement date, but do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value. This Statement is expected to expand the use of fair value measurement in the preparation of the financial statements. However this Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement is effective as of the beginning of financial year January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial position, consolidated statements of income or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised) 2007, “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

3. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the years ended December 31, 2007 and 2006 are as follows:

	Three Months Ended
2007	March 31	June 30	September 30	December 31	Full Year
Revenues	$39,854,448	$43,019,839	$46,629,050	$50,386,519	$179,889,856
Gross profit	$15,372,480	$14,221,194	$16,776,383	$19,799,604	$66,169,661
Income from operations	$4,932,501	$2,624,091	$4,668,520	$5,003,033	$17,228,145
Net income to common stockholders	$5,408,626	$5,620,048	$6,239,440	$9,775,472	$27,043,586
Basic EPS	$0.19	$0.20	$0.22	$0.34	$0.95
Diluted EPS	$0.19	$0.19	$0.21	$0.33	$0.93
Weighted-average number of shares used in computing earnings per share:
Basic	28,141,321	28,495,781	28,644,120	28,698,379	28,480,033
Diluted	29,084,264	29,210,372	29,115,603	29,414,025	29,191,199
Note:
Stock compensation expense–Cost of revenues	$212,445	$288,944	$313,160	$303,148	$1,117,697
Stock compensation expense– SG&A	$615,764	$801,843	$845,988	$925,380	$3,188,975

Amortization of intangibles	$590,000	$590,000	$225,000	$225,000	$1,630,000

	Three Months Ended
2006	March 31	June 30	September 30	December 31	Full Year
Revenues	$21,557,984	$25,230,258	$35,665,045	$39,315,243	$121,768,530
Gross profit	$7,612,041	$9,288,563	$14,174,566	$16,856,023	$47,931,193
Income from operations	$1,410,089	$3,094,060	$4,121,754	$6,445,617	$15,071,520
Net income to common stockholders	$1,944,554	$1,411,509	$4,140,360	$5,944,044	$13,440,467
Basic EPS	$0.09	$0.07	$0.19	$0.22	$0.59
Diluted EPS	$0.09	$0.07	$0.19	$0.22	$0.58
Weighted-average number of shares used in computing earnings per share:
Basic	21,211,012	21,224,168	21,603,812	26,663,153	22,863,539
Diluted	21,683,116	21,407,834	21,997,319	26,895,404	23,033,236
Note:
Stock compensation expense–Cost of revenues	$—	$27,767	$220,446	$217,090	$465,303
Stock compensation expense– SG&A	$199,544	$173,440	$658,916	$477,063	$1,508,963
Amortization of intangibles	$—	$—	$590,000	$590,000	$1,180,000

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

4. Acquisition of Inductis Inc

On July 1, 2006, the Company acquired all of the outstanding capital stock of Inductis Inc. (“Inductis”) for a payment of $3,047,160 in cash and the issuance of 524,981 shares with a fair value of $9,134,669, which is accounted for under the purchase method. In addition we have issued 257,273 shares of common stock for earn out consideration for the performance related to the period ended December 31, 2006, for which we have recorded a liability of $5,449,042 at that date. The results of operations of Inductis are included in the Company’s consolidated financial statements from July 1, 2006. Such liability was satisfied by the issuance of shares in 2007.

The entire goodwill of $16,785,487 acquired from Inductis is allocated to the research and analytics service line.

The terms of the purchase provided for payment of certain contingent consideration to the existing shareholders of Inductis. However all contingent consideration has been paid and there is no further contingent consideration payable to existing shareholders of Inductis.

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

	Year ended Dec 31, 2006 (Unaudited)	Year ended Dec 31, 2005 (Unaudited)

Revenues	$135.48	$94.90
Net income to common stockholders(a)(b)	$10.77	$6.85
Basic EPS	$0.46	$0.31
Diluted EPS	$0.46	$0.30
Weighted-average number of shares used in computing earnings per share:
Basic	23,388,520	22,224,510
Diluted	23,558,247	22,640,990

(a)	The pro forma financial information for the year ended December 31, 2005 includes $2.76 million of impairment charges of a loan at Inductis, which the Company did not assume in the acquisition.

(b)	The pro forma financial information is adjusted for amortization of intangible assets and income tax adjustments.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	Year ended December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$220,000	$(220,000)	$—
Customer relationships	1,020,000	(680,000)	340,000
Non-compete agreements	730,000	(730,000)	—

	$1,970,000	$(1,630,000)	$340,000

	Year ended December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$330,000	$(110,000)	$220,000
Customer relationships	1,360,000	(340,000)	1,020,000
Non-compete agreements	1,460,000	(730,000)	730,000

	$3,150,000	$1,180,000)	$1,970,000

Amortization expense for the years ended December 31, 2007 and 2006, was $1,630,000 and $1,180,000, respectively. The estimated amortization of intangible assets on a straight-line basis for the year ending December 31, 2008 is $340,000.

5. Restriction on Cash Balances

Current restricted cash represents amounts on deposit with banks against letters of credit and bank guarantees issued by the Company for equipment imports amounting to $285,089 that will mature on various dates within the next year.

Non-current restricted cash represents guarantees against custom and excise bonding issued through banks amounting to $304,316 that will mature after December 31, 2008.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

6. Fixed Assets:

Fixed assets consist of the following:

	Estimated Useful Life (Years)	December 31, 2007	December 31, 2006
Network equipment, cabling and computers	3-5	$30,652,181	$20,068,764
Buildings	30	2,032,454	1,814,245
Land	—	1,306,125	1,192,666
Leasehold improvements	3-5	12,941,665	8,401,713
Office furniture and equipment	3-7	5,539,772	3,652,614
Motor vehicles	3	1,009,214	927,716
Construction in progress		1,364,974	3,532,677

		54,846,385	39,590,395
Less: Accumulated depreciation and amortization		(29,601,782)	(18,045,071)

		$25,244,603	$21,545,324

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $8,861,763, $7,759,689 and $5,888,975, respectively.

Construction in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service. The cost and accumulated amortization of assets under capital leases at December 31, 2007 were $606,491 and $168,582, respectively, and at December 31, 2006 were $825,177 and $456,082, respectively.

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

Deferred financing costs, totaling $300,000, were included in other assets and were amortized to interest expense through the maturity date of the senior long-term debt. The Company repaid all outstanding promissory notes of $5,821,190 with a portion of the proceeds from its October 2006 initial public offering. The un-amortized issuance cost was charged to interest expense upon the repayment of the senior long-term debt. For each of the year ended December 31, 2006 and 2005, respectively, amortization of deferred financing costs amounted to $112,500 and $60,000, respectively.

8. Preferred Stock

On December 13, 2002, the Company issued 45,304 shares of redeemable Series A preferred stock to certain new investors and certain members of management.

For the years ended December 31, 2005, the Company recorded $359,308 as interest expense. As a result of the amended provisions, effective August 16, 2005, for the years ended December 31, 2006 and 2005, accrued

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

dividends of $504,829 and $226,917 are no longer included in interest expense but are included in dividends and accretion on preferred stock in the consolidated Statements of income.

The preferred stock was recorded net of issuance costs of $300,000, which are accreted over a period of five years. For the years ended December 31, 2006 and 2005, amortization of issuance costs of $112,500 and $22,521, respectively, was included as dividends and accretion on preferred stock in the consolidated statements of income. For the year ended December 31, 2005, amortization of issuance costs of $37,479 was included in interest expense on preferred stock. The un-amortized issuance cost was amortized to expense on the repurchase of preferred stock.

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

During the year ended December 31, 2007, the Company acquired 14,552 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $280,417. The purchase price of $19.27 per share was the average of the high and low price of our shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock. During the year ended December 31, 2006, the Company acquired 26,310 shares of common stock from employees for a total consideration of $21,057.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The benefit obligation has been measured as of October 31, 2007. The following table sets forth the activity and the funded status of the Gratuity Plan and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	December 31,
	2007	2006
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$804,968	$546,258
Service cost	321,862	257,176
Interest cost	48,851	27,981
Benefits paid	(246,955)	(140,043)
Actuarial loss	207,567	97,827
Effect of exchange rate changes	102,563	15,769

Projected benefit obligation at the end of the year	$1,238,856	$804,968

Unfunded amount—non-current	$552,685	$339,715

Unfunded amount—current	$686,171	$465,253

Total Accrued liability	$1,238,856	$804,968

Accumulated benefit obligation	$1,035,246	$641,325

On September 15, 2005, the Company modified the eligibility criteria of the Gratuity Plan changing the minimum period of continuous service for eligibility under the Gratuity Plan to five years from two years. The change in the service period was effective immediately for all new employees starting on or after September 15, 2005.

Net gratuity cost includes the following components:

	Year ended December 31,
	2007	2006	2005
Service cost	$321,862	$257,176	$208,056
Interest cost	48,851	27,981	20,166
Actuarial loss (gain)	16,454	3,248	54,085

Net gratuity cost	$387,167	$288,405	$282,307

The amount in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $176,869. The components of accumulated other comprehensive income that have not been recognized as components of net gratuity cost in the statement of income as of December 31, 2007 is as follows:

	December 31, 2007	December 31, 2006
Net actuarial (gain)/loss	$313,933	$112,017
Net prior service (credit) /cost	—	—
Accumulated other comprehensive income (loss), net of tax	$313,933	$112,017

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended December 31,
	2007	2006	2005
Discount rate	8.7%	8.0%	8.0%
Rate of increase in compensation levels	8.0%	8.0%	8.0%

Expected benefit payments during the year ending December 31,
2008	$686,171
2009	$503,172
2010	$378,406
2011	$375,615
2012	$359,376
2013 to 2017	$675,514

In 2003, the Company established the Exl Service Inc 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plan amounted to $379,783, $149,155 and $42,812 during the years ended December 31, 2007, 2006 and 2005, respectively.

The Company contributes to the Government Provident Fund (a defined contribution plan) on behalf of its employees in India. The assets held by the Government Provident Fund are not reported on the Company’s balance sheet. The contributions made to the Government Provident Fund for each period are as follows:

Year ended December 31, 2007	$1,960,312
Year ended December 31, 2006	$1,346,544
Year ended December 31, 2005	$819,912

11. Leases

The Company leases motor vehicles for certain of its employees. Such leases are recorded as capital leases with interest rates ranging from 9.0% to 12.5%. Future minimum lease payments under these capital leases at December 31, 2007 are as follows:

Year ending December 31,
2008	$161,945
2009	128,412
2010	134,692

Total minimum lease payments	425,049
Less: amount representing interest	40,690

Present value of minimum lease payments	384,359
Less: current portion	125,960

Long term capital lease obligation	$258,399

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The Company conducts its operations using facilities, office furniture and certain equipment leased under non-cancelable operating lease agreements that expire in February 2014. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year ending December 31,
2008	$2,128,726
2009	1,870,574
2010	1,977,481
2011	573,132
2012 and thereafter	1,241,787

Total minimum lease payments	$7,791,700

The operating leases are subject to renewal periodically and have scheduled rent increases. We account for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $4,003,536, $2,491,416 and $2,453,121 for the years ended December 31, 2007, 2006 and 2005, respectively.

12. Income Taxes

The fiscal year under the Indian Income Tax Act ends on March 31. A portion of the Company’s Indian operations qualify for deduction from taxable income because its profits are attributable to undertakings situated in Export Processing Zones. This deduction is available for a period of ten consecutive years beginning from the year in which the respective undertaking commenced commercial operations. Accordingly, Exl India, Inductis India and NCOP can benefit from this deduction. This deduction shall terminate if the Company ceases to be an undertaking situated in Export Processing Zones. ESSPL is not eligible for this deduction.

With respect to the Company’s foreign operations, temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases arose due to differences in depreciation rates of fixed assets and provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act.

Since export revenues of Exl India qualify for a deduction from taxable income until March 2009, a substantial portion of the temporary differences will not have a tax consequence since such differences will be reversed within the tax holiday period.

Income before income taxes consists of the following:

	Year ended December 31,
	2007	2006	2005
Domestic	$4,325,591	$6,593,414	$611,206
Foreign	24,827,160	9,519,456	5,801,334

	$29,152,751	$16,112,870	$6,412,540

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The income tax provision/(benefit) consists of the following:

	Year ended December 31,
	2007	2006	2005
Current provision:
Domestic	$2,454,438	$4,470,514	$1,091,491
Foreign	3,035,120	237,822	199,939

	$5,489,558	$4,708,336	$1,291,430

Deferred benefit:
Domestic	$(422,900)	$(2,149,400)	$(1,919,000)
Foreign	(2,957,493)	(503,862)	(19,438)

	$(3,380,393)	$(2,653,262)	$(1,938,438)

Income tax provision/(benefit)	$2,109,165	$2,055,074	$(647,008)

The foreign income tax provision represents current taxes on non-exempt income in India and certain withholding taxes. Significant components of net deferred income tax assets are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Tax credit carry forward	$2,636,729	$—
Accrued expenses	1,020,028	151,000
Unrealized exchange loss	378,000	286,000
Deferred revenue	1,199,000	2,246,000
Depreciation and amortization	3,955,313	3,868,509
Deferred compensation	2,345,000	1,034,139
Allowance for doubtful debts	15,000	—
Deferred rent	282,031	—

Total gross deferred tax assets	11,831,101	7,585,648
Deferred tax liabilities:
Related to Inductis acquisition	135,351	847,101

Total gross deferred tax liabilities	135,351	847,101
Valuation allowance	(3,917,586)	(3,196,439)

Net deferred income tax assets	$7,778,164	$3,542,108

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The fiscal year under the Indian Income Tax Act ends on March 31 of each year. A portion of the Company’s Indian operations qualifies for exemption from taxable income because its profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning from the year in which the entity commenced commercial operations. Accordingly, Exl India, Inductis India and NCOP benefit from this deduction. This exemption shall terminate if the Company ceases to operate in Export Processing Zones or by March 2009 when the tax exemption period expires. ESSPL is not eligible for this deduction. The export revenue of Exl India, Inductis India and NCOP qualifies for a deduction from taxable income because its profits are attributable to work performed in Export Processing Zones, and a substantial portion of the temporary differences would not have any tax consequences as they will reverse within the tax holiday period. Pursuant to changes in the Indian Income tax Act from April 1, 2007, the Company has calculated its tax liability after considering the Minimum Alternate Tax (“MAT”). Amounts paid toward MAT can be carried forward and set off against future tax liabilities. In accordance with SFAS 109 “Accounting for Income Taxes” a deferred tax asset of $2,636,729 has been recognized as of December 31, 2007 with respect to such payments.

Deferred tax assets represent the tax effect of temporary differences related to the Company’s domestic operations and to the Company’s foreign operations that will reverse after the tax holiday period has expired.

The deferred tax benefit is primarily attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and arose due to differences in: (i) depreciation rates of fixed assets, (ii) provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act with respect to the Company’s foreign operations, (iii) deferred compensation, (iv) MAT credit entitlement and (v) deferred revenue with respect to the domestic operations of the Company. At December 31, 2007, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiary. Based on this analysis, the Company has concluded that a valuation allowance offsetting certain deferred tax assets should continue to be recorded at December 31, 2007 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance increased/(decreased) by approximately $721,147, $1,443,287 and ($2,433,316) for the years ended December 31, 2007, 2006 and 2005, respectively.

The effective income tax rate differs from the amount computed by applying the U.S. Federal statutory income tax rate to income before income taxes approximately as follows:

	Year ended December 31,
	2007	2006	2005
Expected tax provision	$10,203,000	$5,640,000	$2,244,000
Change in valuation allowance	721,147	1,443,287	(2,433,316)
Deferred tax benefit	(3,357,876)	(1,443,287)	689,316
Impact of tax holiday	(5,967,271)	(3,617,000)	(1,854,000)
State taxes, net of Federal taxes	(63,000)	(63,000)	183,000
Non-deductible preferred stock dividend	—	—	139,000
Non-deductible IPO Costs	—	—	229,000
Non-deductible non-cash compensation	506,000	229,000	175,000
Reversal of Bad Debt Reserve	(21,000)	(129,000)	—
Other	88,165	(4,926)	(19,008)

Tax provision	$2,109,165	$2,055,074	$(647,008)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The Indian Finance Act, 2000 provides Exl India, NCOP and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The Indian Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Accordingly, facilities set up in India on or before March 31, 2000 have a ten-year tax holiday, new facilities set up on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2009. After March 31, 2009, the tax holiday will no longer be available to new facilities. Exl India, NCOP and Inductis India provides BPO services from its wholly owned, export oriented units situated in Noida, Gurgaon and Pune, India. The income derived from the services rendered from these facilities is not subject to taxes in India until April 1, 2009. For the years ended December 31, 2007, 2006 and 2005, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $5,967,271, $3,617,000 and $1,854,000, respectively, and increase diluted earnings per share by $0.20, $0.16 and $0.09, respectively.

13. Stock Based Compensation

In 2003, the Company instituted the ExlService Holdings, Inc. 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan covers all the employees of the Company and its subsidiaries. The Compensation Committee of the board of directors (the “Committee”) administers the 2003 Plan and grants stock options to eligible employees of the Company and its subsidiaries.

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

The Committee determines which employees are eligible to receive the equity awards, the number of equity awards to be granted, the exercise price, the vesting period and the exercise period. The vesting period is determined for the equity award issued on the date of the grant and is non-transferable during the life of the equity award. The options expire ten years from the date of grant and generally vest incrementally over a period of four years from the date of grant with 10% vesting in year one, 20% vesting in year two, 30% vesting in year three and 40% vesting in year four. Pursuant to the 2006 Plan, the Company reserved 3,399,384 shares of common stock (in addition to the available pool of 2003 plan) for the granting of equity awards. If an employee resigns or is terminated, the employee must exercise any vested options within 90 days after termination or the vested options are forfeited.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Compensation cost that has been charged against income for our stock based compensation plan is as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Cost of Revenue	$1,117,697	$465,303	$—
General and Administrative expenses	2,474,993	1,476,920	65,957
Selling and Marketing expenses	713,982	32,043	—

Total	$4,306,672	$1,974,266	$65,957

The fair value of the stock was estimated on the date of grant using third party valuations during the period when the Company was a non-public entity. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Year ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected life (years)	6.25	6.06	5.00
Risk free interest rate	4.54%	4.83%	4.25%
Volatility	50%	50%	50%

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2004	930,848	$4.44
Granted	555,500	$11.88
Exercised	(108,220)	$0.12
Forfeited	(267,026)	$8.83

Outstanding at December 31, 2005	1,111,102	$7.05
Granted	1,170,500	$12.22
Exercised	(113,063)	$1.33
Forfeited	(526,349)	$10.77

Outstanding at December 31, 2006	1,642,190	$10.46
Granted	462,000	$21.93
Exercised	(293,715)	$5.59
Forfeited	(228,660)	$12.40

Outstanding at December 31, 2007	1,581,815	$14.38	$14,096,829	8.48

Vested and exercisable at December 31, 2007	301,280	$9.46	$4,102,217	7.41

Available for grant at December 31, 2007	2,035,684

The unrecognized compensation cost for unvested options as of December 31, 2007, is $7,019,694, which is expected to be expensed over a weighted average period of 2.82 years. The weighted-average fair value of options granted during the years ended December 31, 2007 and 2006 was $11.89 and $5.37, respectively. The total fair value of shares vested during the year ending December 31, 2007 is $1,250,772

The following table summarizes the status of the Company’s stock options outstanding and stock options vested and exercisable at December 31, 2007:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.12 to $0.17	57,114	$0.12	57,114	$0.12
$9.00 to $13.50	1,078,701	11.94	243,866	11.64
$16.00 to $24.00	281,000	20.43	300	22.25
$24.10 to $36.15	165,000	24.98	—	—

Total	1,581,815	$14.38	301,280	$9.46

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2005	—	$—	—	$—
Granted	293,504	9.36	28,000	9.86
Vested	(18,750)	9.86	(4,000)	9.86
Forfeited	(7,484)	8.65	(8,000)	9.86

Outstanding at December 31, 2006	267,270	9.34	16,000	9.86
Granted	459,600	22.34	20,000	23.47
Vested	(77,766)	9.49	(16,000)	9.86
Forfeited	(48,394)	11.90	—	—

Outstanding at December 31, 2007	600,710	$19.14	20,000	$23.47

As of December 31, 2007, unrecognized compensation cost of $9,532,348 is expected to be expensed over a weighted average period of 3.11 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the years ended December 31, 2007 and 2006, was $22.39 and $9.40, respectively.

The number of options and shares of restricted stock have been adjusted to reflect the Stock Split described in Note 9.

The Finance Act of India, 2007 has imposed a Fringe Benefit Tax (“FBT”) on equity compensation effective April 1, 2007. The FBT is calculated on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India based employees. For the year ended December 31, 2007, the Company recorded FBT expense of $0.3 million. The Company recovers FBT from its India based employees. In accordance with GAAP, the recovery of FBT is treated as additional exercise price and is recorded as an addition to additional paid-in capital in the consolidated balance sheet. No additional compensation expense was recognized as a result of the modification of equity awards with respect to the recovery of FBT.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Total Stock-based compensation presentation

Prior to January 1, 2006, the Company accounted for share based payments using the Accounting Principles Board Opinion No. 25 (“APB 25”) intrinsic value method and, as such, generally recognized compensation cost for employee stock options where the exercise price was less than the fair value on the date of grant. The following table sets forth the pro forma amounts of net income and net income per share, for the year ended December 31, 2005, that would have resulted if the Company had accounted for its employee stock plans under the fair value recognition provision of FAS 123.

Year ended December 31, 2005
Net income to common stockholders	$6,810,110
Add: stock based employee compensation expense included in reported net income	65,957
Less: stock based employee compensation expense determined under the fair value method	(464,715)

Pro forma net income to common stockholders	$6,411,352

Earnings per common share:
Basic, as reported	$0.32
Diluted, as reported	$0.32
Basic, pro forma	$0.31
Diluted, pro forma	$0.30

Advisory Board Options

In 2005, the Company granted to a member of its advisory board options to purchase 10,000 shares (after giving effect to the Stock Split and Conversion) of common stock at an exercise price of $11.88 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at December 31, 2007 was determined to be $162,161. In 2003, the Company also granted to members of its advisory board options to purchase 20,000 shares (after giving effect to the Stock Split and Conversion) of common stock at an exercise price of $0.12 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at December 31, 2007 was determined to be $459,794. These options vest over a period of four years and expire ten years from the grant date. For the years ended December 31, 2007, 2006 and 2005, the Company recorded compensation expense of $186,875, $247,016 and $67,390, respectively. The fair value and related compensation expense will be remeasured for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock (after giving effect to the Stock Split and Conversion) at an exercise price of $6.25 per share in July 2004 to one of our clients. The options are fully exercisable and expire ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes valuation model, was approximately $1,792,000. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement. Amortization for the years ended December 31, 2007, 2006 and 2005 was $358,416, $358,416, $358,000, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

14. Related Party Transactions

The Company received services in India for employee training performed by a company controlled by one of the Company’s significant stockholders. This company is one of the many companies rendering such services to Exl India. For the years ended December 31, 2007, 2006 and 2005, the Company recorded expenses of $0, $53,194 and $86,417, respectively. At December 31, 2007 and December 31, 2006, the Company had a receivable of $881 and $1,512, respectively related to these services. The agreement with this company terminated on September 30, 2006.

The Company recorded expenses of $2,335,677, $0 and $0 for years ended December 31, 2007, 2006 and 2005, respectively, for transition services performed by a company controlled by one of the Company’s significant stockholders. The Company also recorded an acquisition related cost of $78,169 for the year ended December 31, 2007. As of December 31, 2007 and December 31, 2006, the Company had a balance payable of $2,413,846 and $0, respectively, related to these services.

The Company provides advisory services related primarily to compliance with the Sarbanes-Oxley Act of 2002 to Williams Scotsman, Inc., a provider of mobile and modular building solutions in North America. Williams Scotsman, Inc. is controlled by entities related to one of the Company’s significant stockholders. The Company recognized $424,423, $574,877 and $320,000 in the years ended December 31, 2007, 2006 and 2005, respectively, in advisory fee revenue and expense reimbursements from Williams Scotsman, Inc. At December 31, 2007 and December 31, 2006, the Company had an account receivable of $0 and $59,633, respectively, related to these services.

The Company provides BPO services to MedSynergies, Inc., a provider of outsourced billing, claims administration and payment processing services to healthcare providers. MedSynergies, Inc. is controlled by entities related to one of the Company’s former significant stockholders and ceased to be a related party to the Company during the three months ended June 30, 2007. For the years ended December 31, 2007, 2006 and 2005, the Company recorded revenue of $382,920, $537,890 and $0, respectively. For such periods, MedSynergies, Inc. was a related party. At December 31, 2006, the Company had an account receivable of $130,020, related to these services.

The Company provides advisory services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. was indirectly owned by one of the Company’s significant stockholders until October 31, 2007. The Company recognized revenue of approximately $780,329, $477,670 and $213,840 in the years ended December 31, 2007, 2006 and 2005, respectively, for advisory fees and expense reimbursements from Duane Reade Holdings, Inc. At December 31, 2007 and December 31, 2006, the Company had an account receivable of $338,629 and $55,350, respectively, related to these services.

The Company provides analytical services to FTVentures, one of the Company’s former significant stockholders. During the three months ended June 30, 2007, FTVentures ceased to be a related party to the Company. For the years ended December 31, 2007, 2006 and 2005, the Company recorded revenue of $43,349 and $24,500 and $0, respectively for the period FTVentures was a related party. At December 31, 2006, the Company had an account receivable of $9,800 related to these services.

For the years ended December 31, 2007, 2006 and 2005, the Company accrued management fees of $0, $160,215 and $200,000, respectively, to certain of its significant stockholders.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

15. Geographical Information

	Year ended December 31,
	2007	2006	2005
Revenues
United States	$82,063,200	$61,035,594	$35,648,405
United Kingdom	97,384,141	60,414,436	38,298,387
Rest of world (excluding India)	275,296	318,500	7,000
India	167,219	—	—

	$179,889,856	$121,768,530	$73,953,792

	December 31, 2007	December 31, 2006
Fixed assets, net
United States	$1,746,992	$2,022,808
India	23,425,563	19,518,994
United Kingdom	54,519	3,522
Rest of world (excluding India)	17,529	—

	$25,244,603	$21,545,324

16. Commitments and Contingencies

Fixed Asset Commitments

At December 31, 2007, the Company had committed to spend approximately $3,156,876 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

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

Exl Philippines is registered as an ‘Ecozone IT Enterprise’ with the Philippines Economic Zone Authority. Exl Philippines has an export obligation of $46.5 million during the three year period ending March 31, 2011. The registration has also provided us with certain incentives on the import of capital goods. Management however, believes that Exl Philippines will achieve these export levels within the required timeframe.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Contingencies

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be considered such transactions. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received five assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of assessment orders are below:

Entity	Tax Year	Issue	Amount demanded	Amount deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.5 million	$0.8 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$4.2 million	$1.7 million

Exl Inc	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.7 million	$1.8 million

Exl Inc	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	—

Exl Inc	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.9 million	—

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. There is a likelihood that the Company may be required to deposit additional amounts with respect to the assessment orders received by the Company and might receive similar orders for other years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, totaling $4.3 million as of December 31, 2007, are included in “Other assets” in our December 31, 2007 consolidated balance sheet.