Form 10-Q
period 2008-03-31
ExlService Holdings, Inc.
filed 2008-05-12
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of April 30, 2008, there were 28,778,799 shares of the registrant’s common stock outstanding (excluding 164,293 shares held in treasury), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$85,674,840	$102,209,734
Restricted cash	789,024	285,089
Short-term investments	257,035	252,561
Accounts receivable, net of allowance for doubtful accounts of $85,539 at March 31, 2008 and December 31, 2007	46,895,230	38,513,774
Accounts receivable from related parties	66,806	338,629
Employee receivables	182,965	225,624
Prepaid expenses	2,720,275	2,947,064
Deferred tax assets	3,292,833	3,279,715
Prepaid income tax	791,264	—
Other current assets	4,470,474	7,541,165

Total current assets	145,140,746	155,593,355

Fixed assets, net	28,984,105	25,244,603
Intangibles, net of amortization	321,871	340,000
Goodwill	17,442,036	16,785,487
Restricted cash	344,520	304,316
Deferred tax assets	4,614,472	4,498,449
Other assets	10,889,097	8,047,497

Total assets	$207,736,847	$210,813,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,420,889	$6,389,425
Deferred revenue	3,347,584	4,440,261
Accrued employee cost	8,014,167	13,774,306
Other accrued expenses and current liabilities	13,668,156	10,563,187
Income taxes payable	—	729,715
Current portion of capital lease obligation	123,588	125,960

Total current liabilities	28,574,384	36,022,854

Capital lease obligations, less current portion	241,427	258,399
Other non current liabilities	1,926,281	552,685

Total liabilities	30,742,092	36,833,938

Preferred stock, $0.001 par value; 15,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,937,622 shares issued and outstanding as of March 31, 2008 and 28,891,043 shares issued and outstanding as of December 31, 2007	28,938	28,891
Additional paid-in capital	112,011,177	110,988,552
Retained earnings	62,399,935	55,708,233
Accumulated other comprehensive income	2,883,577	7,570,026

	177,323,627	174,295,702

Less: 164,293 shares as at March 31, 2008 and 163,690 shares as at December 31, 2007, held in treasury, at cost	(328,872)	(315,933)

Total stockholders’ equity	176,994,755	173,979,769

Total liabilities and stockholders’ equity	$207,736,847	$210,813,707

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
	2008	2007
Revenues	$50,803,741	$39,504,001
Revenues (from related parties)	144,889	350,447

Total revenues	50,948,630	39,854,448
Cost of revenues (exclusive of depreciation and amortization)	32,364,827	24,481,968

Gross profit	18,583,803	15,372,480

Operating expenses:
General and administrative expenses	8,465,049	6,035,547
Selling and marketing expenses	2,374,350	1,963,530
Depreciation and amortization	2,703,039	2,440,902

Total operating expenses	13,542,438	10,439,979

Income from operations	5,041,365	4,932,501
Other income/(expense):
Foreign exchange gain/(loss)	1,816,808	570,107
Interest and other income	580,478	1,007,802
Interest expense	(34,300)	(17,521)

Income before income taxes	7,404,351	6,492,889
Income tax provision	604,539	1,084,263

Net income to common stockholders	$6,799,812	$5,408,626

Basic earnings per share to common stockholders	$0.24	$0.19
Diluted earnings per share to common stockholders	$0.23	$0.19
Weighted-average number of shares used in computing earnings per share:
Basic	28,757,077	28,141,321
Diluted	29,292,838	29,084,264

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$6,799,812	$5,408,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,703,039	2,440,902
Amortization of deferred stock compensation and other non-cash compensation	988,328	828,209
Non employee stock options	73,755	116,252
Foreign exchange gain (unrealized)	(851,376)	(100,073)
Deferred income taxes	(196,153)	(587,060)
Excess tax benefit from stock–based compensation	—	(28,861)
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(551,140)	646,613
Accounts receivable	(7,605,218)	(8,328,839)
Prepaid expenses and other current assets	3,158,822	932,684
Accounts payable	(933,559)	(568,915)
Deferred revenue	(1,073,308)	(500,371)
Accrued expenses and other liabilities	(5,922,955)	(3,759,990)
Income taxes payable	(1,516,968)	(912,045)
Other assets	(3,082,979)	(3,901,928)

Net cash used for operating activities	(8,009,900)	(8,314,796)

Cash flows from investing activities
Purchase of fixed assets	(6,849,131)	(3,039,802)
Business acquisition	(1,695,655)	—
Purchase of short-term investments	(4,474)	—

Net cash used in investing activities	(8,549,260)	(3,039,802)

Cash flows from financing activities
Principal payments on capital lease obligations	3,602	(119,767)
Proceeds from exercise of stock options	30,320	10,367
Excess tax benefit from stock-based compensation	—	28,861
Acquisition of treasury stock	(12,939)	—

Net cash provided by/(used for) financing activities	20,983	(80,539)

Effect of exchange rate changes on cash and cash equivalents	3,283	(3,786)

Net decrease in cash and cash equivalents	(16,534,894)	(11,438,923)
Cash and cash equivalents at the beginning of the year	102,209,734	85,366,103

Cash and cash equivalents at the end of the period	$85,674,840	$73,927,180

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,182	$12,440
Cash paid for taxes	$2,223,000	$2,486,756
Supplemental disclosure of non-cash information:
Assets acquired under capital lease	$31,492	$33,259
Fair value of shares issued for non-cash consideration	$—	$5,449,042

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries ExlService.com, Inc. (“Exl Inc.”), ExlService Philippines, Inc. (“Exl Philippines”), exlService.com (India) Private Limited (“Exl India”), Noida Customer Operations Private Limited (“NCOP”), Exl Support Services Pvt. Ltd. (“ESSPL”), ExlService (U.K.) Limited (“Exl UK”) and Inductis Inc. and its wholly owned subsidiaries (“Inductis”), including Inductis LLC (“Inductis LLC”) and Inductis India Private Limited (“Inductis India”) (collectively, the “Company”) is a leading provider of transformational outsourcing solutions, including business process outsourcing (“BPO”), research and analytics and advisory services. The Company’s clients are located principally in the United States and the United Kingdom.

The common stock of the Company is listed on the NASDAQ Global Select Market under the symbol “EXLS.”

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include certain information and note disclosures required by generally accepted accounting principles for annual financial reporting and should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements of ExlService Holdings for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of such statements for these periods. The consolidated statements of income for the interim periods presented are not necessarily indicative of the results for the full year.

The consolidated balance sheet at December 31, 2007 was extracted from the audited consolidated balance sheet of ExlService Holdings included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency

The functional currency of each entity in the Company is its respective local country currency, which is also the currency of the primary economic environment in which it operates unless otherwise specified. Monetary assets and liabilities in foreign currencies are re-measured into functional currency at the rates of exchange prevailing at the balance sheet dates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded in the accompanying unaudited consolidated statements of income.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Pursuant to our investment policy, our surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper, U.S. treasury bills and money market accounts to reduce our exposure to market risk with regard to these funds.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

Revenues from BPO services include revenues from a range of services, including insurance services, banking and financial services, finance and accounting services and collection services. Revenues from advisory services include revenues from various services such as Sarbanes-Oxley compliance, internal audit outsourcing and financial reporting. Revenues from research and analytics services include revenues from services that are intended to facilitate more effective data-based strategic and operating decisions by our clients using research, statistical and quantitative analytical techniques.

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

In accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” the Company has accounted for reimbursements received for out-of-pocket expenses incurred as revenues in the unaudited consolidated statements of income. The Company typically incurs telecommunication and travel-related costs that are billed to and reimbursed by clients.

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Three months ended March 31, 2008	$3,104,581
Three months ended March 31, 2007	$1,815,951

During the three months ended March 31, 2008, two customers accounted for 24% and 22%, respectively, of the Company’s total revenues. During the three months ended March 31, 2007, two customers accounted for 28% and 24%, respectively, of the Company’s total revenues.

As of March 31, 2008, two customers accounted for 37% and 31%, respectively, of the Company’s total accounts receivable. As of December 31, 2007, two customers accounted for 30% and 24%, respectively, of the Company’s total accounts receivable.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Based on the results of its first step impairment tests performed on October 1, 2007, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event the Company records an impairment loss in the future, such amount will not be deductible for tax purposes. As of March 31, 2008, the Company’s goodwill balance was $17,442,036. The Company’s goodwill balance at March 31, 2008 has changed from the balance at December 31, 2007 due to an acquisition closed during the three months ended March 31, 2008.

Intangible assets are carried at cost less accumulated amortization. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful lives of the intangible assets are as follows:

Customer relationships	1-2 years
Trademarks	1.5 years
Non-compete agreements	1 year

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

The Company is generally organized around its BPO, advisory and research and analytics service lines. The chief operating decision maker generally reviews financial information at the unaudited consolidated statement of income level but does not review any information except for revenues and cost of revenues of the individual service lines. Therefore, the Company does not allocate or evaluate depreciation, amortization, interest expense or income, capital expenditures, and income taxes into its various service lines. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

Revenues and cost of revenues for each of the three months ended March 31, 2008 and 2007 for BPO, advisory and research and analytics services, respectively, are as follows:

	Three months ended March 31, 2008				Three months ended March 31, 2007
	BPO	Advisory	Research & Analytics	Total	BPO	Advisory	Research & Analytics	Total
Revenues	$41,654,400	$4,169,953	$4,979,388	$50,803,741	$32,515,269	$2,762,531	$4,226,201	$39,504,001
Revenues from related parties	—	144,889	—	144,889	195,030	136,102	19,315	350,447

Total revenues	41,654,400	4,314,842	4,979,388	50,948,630	32,710,299	2,898,633	4,245,516	39,854,448
Cost of revenues (exclusive of depreciation and amortization)	26,347,028	2,604,724	3,413,075	32,364,827	18,843,248	1,962,049	3,676,671	24,481,968

Gross Profit	$15,307,372	$1,710,118	$1,566,313	$18,583,803	$13,867,051	$936,584	$568,845	$15,372,480

Selling, general and administrative expenses				$10,839,399				$7,999,077
Depreciation and amortization				2,703,039				2,440,902
Foreign exchange gain/(loss)				1,816,808				570,107
Interest and other income				580,478				1,007,802
Interest expense				(34,300)				(17,521)
Income tax provision				604,539				1,084,263

Net income to common stockholders				$6,799,812				$5,408,626

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period in which the change is identified. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)”) on January 1, 2006. Under the fair value recognition provisions of FAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 10 for a detailed discussion of the Company’s stock-based compensation.

Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding during each period. In determining the income to common stockholders, net income has been reduced by dividends and accretion on preferred stock. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents plus the future stock compensation expense on stock options issued and outstanding at the reporting date. Stock options that are anti-dilutive are excluded from the computation of weighted average shares outstanding. For the three months ended March 31, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 535,761 shares and 942,943 shares, respectively. The calculation of earnings per share for the three months ended March 31, 2008 and 2007 excludes stock options for 961,200 shares and 140,000 shares, respectively, because the exercise price of such stock options is more than the average price of stock during the period and hence to include them in the calculation would be anti-dilutive.

Accumulated Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income/(loss) consists of net earnings and changes in the cumulative foreign currency translation adjustments and minimum pension liability adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract.

Financial Instruments and Concentration of Credit Risk

Financial Instruments. For certain financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities, recorded amounts approximate fair value due to the relatively short maturity periods of such instruments.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and time deposits. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to our investment policy, our surplus funds are maintained as cash or cash equivalents and are invested in highly-rated commercial paper, U.S. treasury bills and money market accounts to reduce our exposure to market risk with regard to these funds. Trade accounts receivable are incurred pursuant to contractual terms with customers. Credit losses on accounts receivable have not been material because of a large concentration of revenues with a small number of large, established companies. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable.

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

The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) until the contract is settled and at that time are recognized in the unaudited consolidated statements of income.

The Company had outstanding forward exchange contracts totaling $57,250,000 and GBP48,700,000 as of March 31, 2008 and totaling $44,250,000 and GBP31,400,000 as of December 31, 2007.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the unaudited consolidated statements of income. For the three months ended March 31, 2008 and March 31, 2007, net gain/(loss) from ineffective cash flow hedges included in the unaudited consolidated statement of income totaled $236,777 and $70,668, respectively. Such gain/(loss) is included in foreign exchange gain (loss) in the unaudited consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. For the three months ended March 31, 2008 and March 31, 2007, there were no amounts that were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate that approximately $2,300,000 of net derivative gains included in accumulated other comprehensive income could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of March 31, 2008. At March 31, 2008, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 21 months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2008:

March 31, 2008
Other current assets:
Foreign currency exchange contracts	$2,533,807
Non-current liabilities:
Foreign currency exchange contracts	$551,114

In the normal course of business, the Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under its policies, with counterparties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates, and not for speculative trading purposes. The forward foreign currency exchange contracts agreements are valued using broker quotations. As such, these derivative instruments are classified within level 2.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value. SFAS No. 159 is effective as of January 1, 2008. The implementation of SFAS No. 159 did not have a material impact on our consolidated financial position, consolidated statements of income or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (revised 2007)”). SFAS No.141 (revised 2007) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not adopted SFAS No. 161 as of March 31, 2008.

3. Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of March 31, 2008
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Trademarks	$330,000	$(330,000)	$—
Customer relationships	1,554,000	(1,232,129)	321,871
Non-compete agreements	1,460,000	(1,460,000)	—

	$3,344,000	$(3,022,129)	$321,871

	As of December 31, 2007
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Trademarks	$330,000	$(330,000)	$—
Customer relationships	1,360,000	(1,020,000)	340,000
Non-compete agreements	1,460,000	(1,460,000)	—

	$3,150,000	$(2,810,000)	$340,000

Amortization expense for the three months ended March 31, 2008 and March 31, 2007 was $212,129 and $590,000, respectively. The estimated amortization of intangible assets on a straight-line basis for the year ending March 31, 2009 is $321,871.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Comprehensive Income:

The following table sets forth the components of comprehensive income for the three months ended March 31, 2008 and March 31, 2007:

	Three months ended March 31,
	2008	2007
Net income available to common stockholders	$6,799,812	$5,408,626
Other comprehensive income:
Unrealized gain on effective cash flow hedges	(3,934,855)	1,516,014
Foreign currency translation adjustment	(740,840)	105,293
Transition adjustment for FAS 158, net of taxes	31,337	—
Actuarial loss for FAS 158	(42,091)	—

Total other comprehensive income	(4,686,449)	1,621,307

Total comprehensive income	$2,113,363	$7,029,933

5. Fixed Assets:

Fixed assets consist of the following:

	Estimated Useful Life (Years)	March 31, 2008	December 31, 2007
Network equipment, cabling and computers	3-5	$32,320,947	$30,652,181
Buildings	30	1,975,007	2,032,454
Land	—	1,306,125	1,306,125
Leasehold improvements	3-5	13,510,319	12,941,665
Office furniture and equipment	3-7	5,632,159	5,539,772
Motor vehicles	3	975,466	1,009,214
Construction in progress		4,813,202	1,364,974

		60,533,225	54,846,385
Less: Accumulated depreciation and amortization		(31,549,120)	(29,601,782)

		$28,984,105	$25,244,603

Depreciation and amortization expense for the three months ended March 31, 2008 and March 31, 2007 was $2,490,910 and $1,850,902, respectively.

Construction in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service. The cost and accumulated amortization of assets under capital leases at March 31, 2008 were $579,672 and $128,136, respectively and at December 31, 2007 were $606,491 and $168,582, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Capital Structure

Common Stock

The Company has one class of common stock outstanding. During the three months ended March 31, 2008, the Company acquired 603 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $12,939. The purchase price of $21.47 per share was the average of the high and low price of our shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

The Company is currently authorized to issue up to 15 million shares of preferred stock, none of which was outstanding as of March 31, 2008 and December 31, 2007.

7. Employee Benefit Plans

The Company’s Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. Current service costs for the Gratuity Plan are accrued in the year to which they relate.

Net gratuity cost includes the following components:

	Three months ended March 31,
	2008	2007
Service cost	$88,939	$124,269
Interest cost	28,603	18,930
Actuarial loss	—	5,232

Net gratuity cost	$117,542	$148,431

On January 1, 2008, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) using transition method 1. SFAS No. 158 requires companies to measure the funded status of the plan as of the date of its fiscal year-end. Net periodic benefit cost of $108,109 for the period between October 1, 2007, which is the measurement date for the immediately preceding fiscal year end, and January 1, 2008, is recognized net of tax as an adjustment to the opening balance of retained earnings.

The Company contributes to Government Provident Funds (defined contribution plans) on behalf of its employees in India and the Philippines. The assets held by the Government Provident Funds are not reported on the Company’s balance sheet. The contributions made to the Government Provident Funds for each period are as follows:

Three months ended March 31, 2007	$568,870
Three months ended March 31, 2006	$416,470

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Leases

The Company leases motor vehicles for certain of its employees. Such leases are recorded as capital leases with interest rates ranging from 10.5% to 13.5%. Future minimum lease payments under these capital leases at March 31, 2008 are as follows:

Year ending March 31,
2009	$180,151
2010	131,319
2011	90,618

Total minimum lease payments	402,088
Less: amount representing interest	37,073

Present value of minimum lease payments	365,015
Less: current portion	123,588

Long term capital lease obligation	$241,427

The Company conducts its operations using facilities, office furniture and certain equipment leased under non-cancelable operating lease agreements that expire in February 2014. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year ending March 31,
2009	$2,785,245
2010	1,636,564
2011	1,795,514
2012	573,132
2013 and thereafter	1,098,503

Total minimum lease payments	$7,888,958

The operating leases are subject to renewal periodically and have scheduled rent increases. We account for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $1,646,002 and $694,860 for the three months ended March 31, 2008 and 2007, respectively.

9. Income Taxes

The Company recorded income tax expense of $604,539 for the three months ended March 31, 2008. This amount includes current taxes of $800,692 offset by a deferred tax benefit of ($196,153).

The effective rate of taxes has decreased to a provision of 8.2% for the three months ended March 31, 2008, as compared to a provision of 16.7% for the three months ended March 31, 2007. This is due to the changes in the geographic distribution of our income. Certain of our Indian subsidiaries benefit from a tax holiday until March 2009. The Indian government has announced its intention to extend this tax holiday until March 31, 2010, although legislation effecting this change has yet to be enacted.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fiscal year under the Indian Income Tax Act ends on March 31 of each year. A portion of the Company’s Indian operations qualifies for exemption from taxable income because its profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning from the year in which the entity commenced commercial operations. Accordingly, Exl India, Inductis India and NCOP benefit from this deduction. This exemption shall terminate if the Company ceases to operate in Export Processing Zones or by March 2009 when the tax exemption period expires. ESSPL is not eligible for this deduction. The export revenue of Exl India, Inductis India and NCOP qualifies for a deduction from taxable income because its profits are attributable to work performed in Export Processing Zones, and a substantial portion of the temporary differences would not have any tax consequences as they will reverse within the tax holiday period. Pursuant to changes in the Indian Income Tax Act from April 1, 2007, the Company has calculated its tax liability after considering the Minimum Alternate Tax (“MAT”). Amounts paid towards MAT can be carried forward and set off against future tax liabilities. In accordance with SFAS No. 109 “Accounting for Income Taxes” a deferred tax asset of $2,661,524 has been recognized as of March 31, 2008 with respect to such payments.

Deferred tax assets represent the tax effect of temporary differences related to the Company’s domestic operations and to the Company’s foreign operations that will reverse after the tax holiday period has expired.

The deferred tax benefit is primarily attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and arose due to differences in: (i) depreciation rates of fixed assets, (ii) provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act with respect to the Company’s foreign operations, (iii) deferred compensation, (iv) MAT credit entitlement and (v) deferred revenue with respect to the domestic operations of the Company. At March 31, 2008, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiary. Based on this analysis, the Company has concluded that a valuation allowance offsetting certain deferred tax assets should continue to be recorded at March 31, 2008 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance as at March 31, 2008 was approximately $4.1 million.

10. Stock–Based Compensation

In 2003, the Company instituted its ExlService Holdings, Inc. 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan covers all employees of the Company. The Compensation Committee of the Board of Directors of ExlService Holdings (the “Committee”) administers the 2003 Plan and grants stock options to eligible employees of the Company and its subsidiaries.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the 2003 Plan, the Company reserved 1,600,000 shares of common stock for the granting of options. If an employee is terminated, they must exercise any vested options within 90 days after termination or the vested options are forfeited. On September 29, 2006, the Company decided to cease making new grants under the 2003 Plan. Grants previously made under the 2003 Plan may continue to be exercised in accordance with the terms of the 2003 Plan. As of September 29, 2006, the pool of shares available for grant under the 2003 Plan was added to the pool of available shares under the 2006 Plan (as defined below).

In 2006, the Company instituted the ExlService Holdings, Inc. 2006 Omnibus Award Plan (the “2006 Plan”). The 2006 Plan covers all the employees of the Company. Under the 2006 Plan, the Committee may grant awards of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

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

The compensation cost that has been charged against income for our stock-based compensation plan is as follows:

	Three months ended March 31,
	2008	2007
Cost of Revenue	$132,768	$212,445
General and Administrative expenses	598,731	550,000
Selling and Marketing expenses	256,829	65,764

Total	$988,328	$828,209

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2008	2007
Dividend yield	0%	0%
Expected life (years)	3.50	6.25
Risk free interest rate	2.34%	4.78%
Volatility	35%	50%

The Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 (“SAB 107”) until December 31, 2007. Effective January 1, 2008, the estimated expected term of options granted has been revised

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from 6.25 years to 3.5 years based on historical experience since October 2006, which is representative of the expected term of the options. Effective January 1, 2008, the volatility has been calculated based on the volatility of the Company’s common stock and the volatility of stocks of comparative companies. Prior to this, volatility was calculated based on the volatility of stocks of comparative companies. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2007	1,581,815	$14.38	$14,096,829	8.48
Granted	320,000	$17.09
Exercised	(7,379)	$5.08
Forfeited	(36,440)	$13.85

Outstanding at March 31, 2008	1,857,996	$14.90	$15,327,461	8.51

Vested and exercisable at March 31, 2008	323,701	$10.36	$4,092,415	7.24

Available for grant at March 31, 2008	1,763,957

The unrecognized compensation cost for unvested options as of March 31, 2008 is $8,869,325, which is expected to be expensed over a weighted average period of 2.91 years. The weighted-average fair value of options granted during the three months ended March 31, 2008 and 2007 was $4.87 and $12.82, respectively. The total fair value of shares vested during the three months ended March 31, 2008 is $287,288.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2007	600,710	$19.14	20,000	$23.47
Granted	—	—	—	—
Vested	(39,200)	23.73	—	—
Forfeited	(11,833)	15.25	—	—

Outstanding at March 31, 2008	549,677	$18.89	20,000	$23.47

As of March 31, 2008, unrecognized compensation cost of $8,991,169 is expected to be expensed over a weighted average period of 2.88 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the three months ended March 31, 2008 and March 31, 2007 was $0 and $23.60, respectively.

The Finance Act of India, 2007 has imposed a Fringe Benefit Tax (“FBT”) on equity compensation effective April 1, 2007. The FBT is calculated on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India-based employees. For the three months ended March 31, 2008, the Company recorded FBT expense of approximately $12,741. The Company recovers FBT from its India-based employees. In accordance with GAAP, the recovery of FBT is treated as additional exercise price and is recorded as an addition to additional paid-in capital in the unaudited consolidated balance sheet. No additional compensation expense was recognized as a result of the modification of equity awards with respect to the recovery of FBT.

Advisory Board Options

In 2005, the Company granted to a member of its advisory board options to purchase 10,000 shares of common stock at an exercise price of $11.88 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at March 31, 2008 was determined to be $125,479. In 2003, the Company also granted to members of its advisory board options to purchase 20,000 shares of common stock at an exercise price of $0.12 per share under the 2003 Plan. These options vest over a period of four years and expire ten years from the grant date. For the three months ended March 31, 2008 and March 31, 2007, the Company recorded compensation expense of ($15,847) and $26,648, respectively. The fair value and related compensation expense will be remeasured for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock at an exercise price of $6.25 per share in July 2004 to one of our clients. The options are fully exercisable and expire ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes valuation model, was approximately $1,792,000. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement. Amortization for the three months ended March 31, 2008 and March 31, 2007 was $89,604 and $89,604, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Related Party Transactions

The Company received services in India for employee training performed by a company controlled by one of the Company’s significant stockholders. This company is one of the many companies rendering such services to Exl India. At March 31, 2008 and December 31, 2007, the Company had a receivable of $0 and $881, respectively, related to these services. The agreement with this company terminated on September 30, 2006.

On January 15, 2008, the Company purchased net assets for a consideration of $1,508,049 from a company controlled by one of the Company’s significant stockholders. The Company recorded expenses of $393,957 and $0 for the three months ended March 31, 2008 and March 31, 2007, respectively, for transition services performed by the seller prior to the acquisition. As of March 31, 2008 and December 31, 2007, the Company had a balance payable of $0 and $2,413,846, respectively, related to these services.

The Company provides advisory services related primarily to compliance with the Sarbanes-Oxley Act of 2002 to Williams Scotsman, Inc., a provider of mobile and modular building solutions in North America. Williams Scotsman, Inc. was controlled by entities related to one of the Company’s significant stockholders until October 31, 2007. The Company recognized $44,599 and $21,602 for the three months ended March 31, 2008 and March 31, 2007, respectively, in advisory fee revenue and expense reimbursements from Williams Scotsman, Inc. At March 31, 2008 and December 31, 2007, the Company had an account receivable of $38,896 and $0, respectively, related to these services.

The Company provides BPO services to MedSynergies, Inc., a provider of outsourced billing, claims administration and payment processing services to healthcare providers. MedSynergies, Inc. is controlled by entities related to one of the Company’s former significant stockholders and ceased to be a related party to the Company during the three months ended June 30, 2007. For the three months ended March 31, 2007, the Company recorded revenue of $195,030. For such period, MedSynergies, Inc. was a related party.

The Company provides advisory services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. was indirectly owned by one of the Company’s significant stockholders until October 31, 2007. The Company recognized revenue of approximately $100,290 and $114,500 during the three months ended March 31, 2008 and 2007, respectively, for advisory fees and expense reimbursements from Duane Reade Holdings, Inc. At March 31, 2008 and December 31, 2007, the Company had an account receivable of $27,910 and $338,629, respectively, related to these services.

The Company provides analytical services to FTVentures, one of the Company’s former significant stockholders. During the three months ended June 30, 2007, FTVentures ceased to be a related party to the Company. For the three months ended March 31, 2007, the Company recorded revenue of $19,315 for the period FTVentures was a related party.

12. Geographical Information

	Three months ended March 31,
	2008	2007
Revenues
United Kingdom	$27,144,370	$20,574,825
United States	23,683,538	19,154,708
Rest of World (excluding India and the Philippines)	62,142	113,595
India	58,580	11,320
Philippines	—	—

	$50,948,630	$39,854,448

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2008	December 31, 2007
Fixed assets, net
India	$23,574,973	$23,425,563
Philippines	3,494,687	17,529
United States	1,822,615	1,746,992
United Kingdom	91,830	54,519
Rest of world (excluding India and Philippines)	—	—

	$28,984,105	$25,244,603

13. Commitments and Contingencies

Fixed Asset Commitments

At March 31, 2008, the Company had committed to spend approximately $1,995,206 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Exl India, Inductis India and NCOP have been established as “Export-Oriented Undertaking” enterprises under the “Export Import Policy” (the “policy”) formulated by the Government of India. Pursuant to the policy, the Company has benefited from certain incentives on import of capital goods. Under the policy, Exl India, Inductis India and NCOP must achieve certain export ratios and realize revenues attributable to exports of approximately $244.5 million, $21.8 million and $43.4 million, respectively, over a period of five years.

If Exl India, Inductis India and NCOP are unable to achieve their commitments over the specified period, Exl India, Inductis India and NCOP may be required to refund such incentives along with penalties and fines. Management, however, believes that Exl India, Inductis India and NCOP will achieve these export levels within the required timeframe.

Exl Philippines is registered as an ‘Ecozone IT Enterprise’ with the Philippines Economic Zone Authority. Exl Philippines has an export obligation of $46.5 million during the three year period ending March 31, 2011. The registration has also provided the Company with certain incentives on the import of capital goods. Management believes that Exl Philippines will achieve these export levels within the required timeframe.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received five assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of assessment orders are below:

Entity	Tax Year	Issue	Amount demanded	Amount deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.5 million	$2.5 million
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.4 million	$2.4 million
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.7 million	$1.8 million
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.9 million	$0.4 million

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India and partial amounts with respect to the assessment orders received by Exl Inc. The Indian tax authorities are currently conducting an audit of the Company’s 2005-06 tax year. There can be no assurance that we will not receive additional assessments or will not be required to pay significant additional taxes with respect to that year. There is a likelihood that the Company might receive similar orders for other years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, totaling $7.2 million and $4.3 million as of March 31, 2008 and December 31, 2007, respectively, are included in “Other assets” in our consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Some of the statements in the following discussion are forward looking statements. See “Forward Looking Statements.”

Overview

We are a leading provider of transformational services focused on providing a competitive edge to our clients by outsourcing and transforming their business processes. Our outsourcing services provide integrated front-, middle- and back-office process outsourcing services for our U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a suite of transformation service offerings that include research and analytics services, risk advisory services and process advisory services. These transformation service offerings help our clients improve their operating environments through cost reduction initiatives, enhanced efficiency and productivity, and improve the risk and control environment within our clients’ operations whether or not they are outsourced to us. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them. We serve primarily the needs of Global 1000 companies in the insurance, banking, financial services, utilities, healthcare, telecommunications and transportation sectors.

We market our services directly through our sales and marketing and strategic account management teams, which operate out of New York and London, and our business development team, which operates out of Noida, India. We currently operate nine operations centers in India, one operations facility in the United States and a new operations facility in the Philippines, which became operational in April 2008.

Revenues

We generate revenues principally from contracts to provide BPO, research and analytics or advisory services. For the three months ended March 31, 2008, we had total revenues of $50.9 million compared to total revenues of $39.9 million for the three months ended March 31, 2007, an increase of 27.8%. The key drivers of growth in our total revenues for the three months ended March 31, 2008 were as follows:

•	growth of our client base, both organically and inorganically,

•	ongoing growth in existing client relationships, and

•	addition of new services in the advisory services business.

We anticipate that our revenues will grow as we expand our service offerings, both organically and through further acquisitions. Revenues from new clients are an indicator of successful marketing efforts and do not represent a trend in our results of operations. We provide our clients with a range of BPO services, including insurance services, banking and financial services, utilities, finance and accounting services and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant BPO service, implement a process migration to these operations centers and then provide services either to that client or directly to that client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The BPO services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

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

Our advisory services include risk assessment, documentation and internal controls testing and business process re-engineering.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 46.5% and 53.3%, respectively, of our total revenues for the three months ended March 31, 2008 and approximately 48.1% and 51.6%, respectively, of our total revenues for the three months ended March 31, 2007.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended March 31, 2008, our total revenues from our two largest clients grew to $12.0 million and $11.3 million, respectively, accounting for 23.5% and 22.3% of our total revenues, respectively, during this period.

We provide services to Centrica, which represented $12.0 million, or 23.5% of our total revenues for the three months ended March 31, 2008, and $9.5 million, or 23.8% of our total revenues for the three months ended March 31, 2007, under an agreement that has an initial term that expires in January 2009 and that can be terminated by Centrica for cause only during its initial term. Contracts with other BPO clients representing approximately 63.9% of our total revenues for the three months ended March 31, 2008 will expire prior to March 31, 2009, while the remainder of our BPO contracts expire in more than one year or do not have specified initial terms and remain in effect until terminated or until there are no work orders or engagement schedules.

We provide services to Norwich Union, which represented $11.3 million, or 22.3% of our total revenues in the three months ended March 31, 2008, and $11.0 million, or 27.6% of our total revenues for the three months ended March 31, 2007, under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement cannot be terminated without cause by our client at any time prior to May 2008. The second framework agreement expires in July 2009 and can be terminated by Norwich Union without cause upon six months prior notice and payment to us of a break-up fee during its initial term. After the initial term of the second framework agreement, Norwich Union may terminate this agreement without cause or penalty with six months notice.

We derived revenues from nine and 13 new clients for our services, including advisory and research and analytics services, in the three months ended March 31, 2008 and 2007, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

We recognize revenues from services provided under our client contracts on a cost-plus, time-and-materials, fixed price, contingent fee or unit-price basis. Under cost-plus arrangements, we apply a mark-up (based on the service levels we achieve) to the contractually agreed direct and apportioned indirect costs we incur and invoice the client for the marked-up cost. Time-and-materials arrangements typically involve billings based on productive minutes or hours as we perform the related services. Contingent fee arrangements involve billings based solely on a client’s decision to proceed with recommendations provided by us or by their achievement of previously determined targets as a result of our recommendations. Unit-price arrangements involve billings based on productive units (such as the number of e-mail responses) as we deliver the services to the client.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended March 31, 2008 and March 31, 2007, 6.1% and 4.5%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

Norwich Union has the option (“Transfer Option”) from May 2008 through February 2011 under one of its contracts with us to purchase the shares of our subsidiary that operates one of our facilities in Pune, India, by paying us an amount that will approximate the net asset value of that facility on the date of transfer. On February 5, 2008, we entered into a letter agreement with Norwich Union amending the terms of exercise of the Transfer Option such that the earliest date of exercise of the Transfer Option was May 1, 2008. We have not received notice of exercise of the Transfer Option to date. The remaining terms of our agreements with Norwich Union remain unchanged. The exercise of this option would result in both a loss of revenues and the loss of all of our employees who are at that time working under that contract. The affected facility generated 12.8% and 16.1% of our total revenues in the three months ended March 31, 2008 and March 31, 2007, respectively. We expect that any decline in revenues that we would experience when Norwich Union exercises this option would be partially offset by a decrease in expenses associated with the operation of the affected Pune facility. Norwich Union has exercised its option to assume the operations of the facilities of two of its third party vendor-contractors and has publicly announced its intention to undertake a strategic review of its Indian operations, which could result in Norwich Union electing to modify or terminate its relationship with us.

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

We expect our cost of revenues to continue to increase as we continue to add professionals in India, the Philippines and the United States to service additional business, in particular as our research and analytics and advisory services businesses grow and as wages continue to increase in India. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients.

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

We also expect cost of revenues to increase when we add new operations facilities due to increases in telecommunication and rent expenses and other facilities operating costs. In particular, we have established a new 900-workstation operation facility in Pasay City, Philippines, which became operational in April 2008. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease and this will have a negative impact on our operating margin. The India Finance Act, 2007 has imposed additional taxes on leased real estate. As such, we may determine that it is in our interest to exercise our purchase options with respect to certain of our leased properties. In addition, in the future we may decide to purchase real estate instead of leasing it, which is likely to increase our initial cash outflow in connection with any expansion of our facilities.

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

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and intangible assets. Amortization of intangible assets acquired is part of depreciation and amortization. As we add facilities, including our new 900-workstation facility in Pasay City, Philippines, which became operational in April 2008, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure.

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars and a substantial portion of our total revenues is earned in U.K. pounds sterling. Accordingly, our results of operations are adversely affected if the U.K. pound sterling depreciates against the U.S. dollar. Although substantially all of our revenues are denominated in U.S. dollars or U.K. pounds sterling (46.5% and 53.3%, respectively, for the three months ended March 31, 2008 as compared to 48.1% and 51.6%, respectively for the three months ended March 31, 2007), most of our expenses (68.7% in the three months ended March 31, 2008 and 62.0% in the three months ended March 31, 2007) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate in the future. The results of our operations could be substantially impacted as the Indian rupee appreciates or depreciates against the U.S. dollar or the U.K. pound sterling.

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

Income Taxes

The India Finance Act, 2000 provides Exl India, NCOP and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The India Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Accordingly, facilities established in India on or before March 31, 2000 have a ten-year tax holiday, new facilities established on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2009. After March 31, 2009, the tax holiday will no longer be available to new facilities. The Indian government has announced its intention to extend this tax holiday until March 31, 2010, although legislation effecting this change has yet to be enacted. Each of Exl India and NCOP provides BPO services from its wholly owned, export oriented units situated in Noida and Pune, respectively. The income derived from the services rendered from these facilities is not subject to taxes in India until March 31, 2009, as such date may be extended. Inductis India is located in Gurgaon and its services also qualify under the India Finance Act, 2000 for a tax holiday until March 31, 2009, as such date may be extended.

As a result of the tax holiday, our BPO service operations have been subject to relatively lower tax liabilities. For example, we recognized lower income tax expense with respect to the Company’s foreign operations for the three months ended March 31, 2008 as a result of the tax holiday, compared to approximately $1.8 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs and after setting off MAT liability). When our tax holiday expires or terminates, our tax expense will materially increase.

We recognize deferred tax assets and liabilities for temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

In May 2007, the Government of India adopted the Indian Finance Act, 2007, that imposed MAT on Indian companies that benefit from a tax holiday with effect from April 1, 2007. Any MAT paid by us can be used as a credit against corporate income taxes payable by us after expiry of the tax holiday for up to seven years, subject to the satisfaction of certain conditions. In accordance with SFAS No. 109 “Accounting for Income Taxes,” a deferred tax asset of $2.7 million has been recognized as of March 31, 2008.

Exl Philippines, our subsidiary that conducts our operations in the Philippines, enjoys a four year income tax holiday incentive extendable up to six years beginning April 2008, the date of commencement of operations. The above incentive is subject to validation by the Philippines Economic Zone Authority based on certain minimum investments. If Exl Philippines does not attain the required investments it will not qualify for the income tax holiday and will be subject to a 5% gross income tax.

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among our subsidiaries and the Company may be required to satisfy such requirements. Accordingly, we determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on the analysis, we had made certain changes to our transfer pricing agreements with effect from April 2007. If the applicable income tax authorities review any of our tax returns and determine that the transfer price applied was not appropriate, we may incur increased tax liabilities, including accrued interest and penalties. We are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies. We have received five assessment orders from the Indian tax authorities with respect to their audit of certain of our subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of assessment orders are as below:

Entity	Tax Year	Issue	Amount demanded	Amount deposited

Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.5 million	$2.5 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.4 million	$2.4 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.7 million	$1.8 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.9 million	$0.4 million

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have accordingly not accrued any amount with respect to these matters in our unaudited consolidated financial statements. We do not expect any impact from these assessments on our future income tax expense. We are subject to U.S. income taxes on the profits we recognize in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India and partial amounts with respect to the assessment orders received by Exl Inc. The Indian tax authorities are currently conducting an audit of the Company’s 2005-06 tax year. There can be no assurance that we will not receive additional assessments or will not be required to pay significant additional taxes with respect to that year. There is likelihood that the Company might receive similar orders for other years until the above disputes are resolved.

Critical Accounting Policies

We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain. These policies include revenue recognition, estimating tax liabilities, stock-based compensation, derivative instruments and pension plan liabilities. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecast and estimates routinely require adjustment.

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

Under cost-plus arrangements, we apply a mark-up (based on the service levels we achieve) to the contractually agreed direct and apportioned indirect costs we incur and invoice the client for the marked-up cost. Time-and-materials arrangements typically involve billings based on productive time as we perform the related services. Contingent fee arrangements involve billings based on the client’s agreement that the contingency has been achieved. Unit-price arrangements involve billings based on productive units as we deliver the services to the client.

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position, we believe we have adequately accrued for probable exposures as of March 31, 2008. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At March 31, 2008, we performed an analysis of the deferred tax asset valuation allowance on our Indian subsidiaries and concluded that a valuation allowance offsetting certain deferred tax assets be recorded, on the basis that it is more likely than not that there will not be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each reporting period. See Note 9, “Income Taxes,” in the notes to our unaudited consolidated financial statements for the three months ended March 31, 2008.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method of transition with regard to stock-based awards. Before the consummation of our initial public offering, we used a third party valuation firm to perform valuations of the fair value of our securities in connection with certain stock-based equity grants.

Significant factors considered in determining the fair value of stock awards are as follows. We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107 until December 31, 2007. Effective January 1, 2008, the estimated expected term of options granted has been revised from 6.25 years to 3.5 years based on historical experience since October 2006, which is representative of the expected term of the options. Effective January 1, 2008, the volatility has been calculated based on the volatility of our common stock and the volatility of stocks of comparative companies. Prior to this, volatility was calculated based on the volatility of stocks of comparative companies. The risk-free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Derivative Instruments

In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under our policies, with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates, and not for speculative trading purposes. We also hedge anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges, under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) until the contract is settled and at that time are recognized in the consolidated statements of operations. We evaluate hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of operations.

At March 31, 2008, forward exchange contracts of $57.3 million and GBP48.7 million were outstanding. We have evaluated the effectiveness of all our forward exchange contracts. For the three months ended March 31, 2008 and March 31, 2007, net gains/(losses) from ineffective cash flow hedges included in our unaudited consolidated statements of income totaled $0.2 million and $0.1 million, respectively. For hedge contracts discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in accumulated comprehensive income are reclassified to earnings.

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

Results of Operations

The following table summarizes our results of operations:

	Three months ended March 31,
	2008	2007
Revenues (1)	$50,803,741	$39,504,001
Revenues (from related parties) (1)	144,889	350,447

Total revenues	50,948,630	39,854,448
Cost of revenues (exclusive of depreciation and amortization) (2)	32,364,827	24,481,968

Gross profit	18,583,803	15,372,480

Operating expenses:
General and administrative expenses (3)	8,465,049	6,035,547
Selling and marketing expenses (3)	2,374,350	1,963,530
Depreciation and amortization (4)	2,703,039	2,440,902

Total operating expenses	13,542,438	10,439,979

Income from operations	5,041,365	4,932,501
Other income/(expense):
Foreign exchange gain/(loss)	1,816,808	570,107
Interest and other income	580,478	1,007,802
Interest expense	(34,300)	(17,521)

Income before income taxes	7,404,351	6,492,889
Income tax provision	604,539	1,084,263

Net income to common stockholders	$6,799,812	$5,408,626

Basic earnings per share to common stockholders	$0.24	$0.19
Diluted earnings per share to common stockholders	$0.23	$0.19
Weighted-average number of shares used in computing earnings per share:
Basic	28,757,077	28,141,321
Diluted	29,292,838	29,084,264

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues.

(2)

Cost of revenues includes $0.1 million and $0.2 million for the three months ended March 31, 2008 and March 31, 2007, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 10 to our unaudited consolidated financial statements. Cost of revenues excludes depreciation and amortization related to fixed assets.

(3)	General and administrative expenses and selling and marketing expenses include $0.9 million and $0.6 million for the three months ended March 31, 2008 and March 31, 2007, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 10 to our unaudited consolidated financial statements.

(4)	Depreciation and amortization includes $0.2 million and $0.6 million for the three months ended March 31, 2008 and March 31, 2007, respectively, of amortization of intangibles as described in Note 3 to our unaudited consolidated financial statements.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Our results of operations for the three months ended March 31, 2008 were favorably impacted by an increase in revenues attributable to the increase in BPO and advisory revenues. This was offset by negative impact due to the strengthening of the Indian rupee with respect to the U.S. dollar and a decrease in utilization rates attributable to our recent expansion in the Philippines. The exchange rate fluctuations will have a positive or a negative impact on our net income depending on the direction of fluctuation.

Revenues. Revenues increased 27.8% from $39.9 million for the three months ended March 31, 2007 (including $1.8 million of reimbursable expenses) to $50.9 million for the three months ended March 31, 2008 (including $3.1 million of reimbursable expenses). The increase in revenues was primarily due to an increase in BPO, advisory and analytics revenues. Revenues attributable to nine new clients obtained during the three months ended March 31, 2008 was $0.6 million. Revenue increases from existing clients were attributable to volume increases within existing processes and the addition of new processes. The increase in revenue was also attributable to the strengthening in the U.K. pound sterling with respect to the U.S. dollar during the period.

Cost of Revenues. Cost of revenues increased 32.2% from $24.5 million for the three months ended March 31, 2007 to $32.4 million for the three months ended March 31, 2008. Salaries and personnel expenses for the Company increased from $17.0 million in the three months ended March 31, 2007 to $22.4 million in the three months ended March 31, 2008 as a result of an increase in headcount and salary levels. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs for the Company increased from $2.1 million for the three months ended March 31, 2007 to $3.3 million for the three months ended March 31, 2008, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues also increased due to strengthening of the Indian rupee with respect to the U.S. dollar. Cost of revenues includes $0.1 million and $0.2 million for the three months ended March 31, 2008 and March 31, 2007, respectively, for non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues increased from 61.4% for the three months ended March 31, 2007 to 63.5% for the three months ended March 31, 2008.

Gross Profit. Gross profit increased 20.9% from $15.4 million for the three months ended March 31, 2007 to $18.6 million for the three months ended March 31, 2008. The increase in gross profit was primarily the result of increased revenue. Gross profit as a percentage of revenues decreased marginally from 38.6% for the three months ended March 31, 2007 to 36.5% for the three months ended March 31, 2008 due to exchange rate fluctuations.

SG&A Expenses. SG&A expenses increased 35.5% from $8.0 million for the three months ended March 31, 2007 to $10.8 million for the three months ended March 31, 2008. General and administrative expenses increased 40.3% from $6.0 million for the three months ended March 31, 2007 to $8.5 million for the three months ended March 31, 2008 and selling and marketing expenses increased 20.9% from $2.0 million for the three months ended March 31, 2007 to $2.4 million for the three months ended March 31, 2008. Salary and personnel expenses increased from $3.9 million for the three months ended March 31, 2007 to $5.8 million for the three months ended March 31, 2008. These increases were primarily due to the addition of corporate staff and the appreciation of the Indian rupee against the U.S. dollar. General and administrative expenses increased by $0.7 million due to the addition of a new center in the Philippines and a one-time cost associated with setting up the unit. SG&A expenses include $0.9 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively, of non-cash amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses increased from 20.1% for the three months ended March 31, 2007 to 21.3% for the three months ended March 31, 2008.

Depreciation and Amortization. Depreciation and amortization increased 10.7% from $2.4 million for the three months ended March 31, 2007 to $2.7 million for the three months ended March 31, 2008. This increase was due to exchange rate fluctuations and expansion of our infrastructure. However, this was slightly offset by a decrease in amortization of intangibles. As we add more facilities, we expect that depreciation expense will increase to reflect the additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations increased marginally from $4.9 million for the three months ended March 31, 2007 to $5.0 million for the three months ended March 31, 2008. As a percentage of revenues, income from operations decreased from 12.4% for the three months ended March 31, 2007 to 9.9% for the three months ended March 31, 2008. The decrease in income from operations was primarily due to the strengthening of the Indian rupee with respect to the U.S. dollar and to an increase in general and administrative expenses associated with our expansion plans into the Philippines.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income and interest expense. Other income increased from $1.6 million for the three months ended March 31, 2007 to $2.4 million for the three months ended March 31, 2008 as a result of an increase in foreign exchange gains. This was offset by a decrease in interest income during the three months ended March 31, 2008 by $0.4 million as compared to the three months ended March 31, 2007 due to lower prevailing market interest rates.

Provision for Income Taxes. Provision for income taxes decreased 44.2% from $1.1 million for the three months ended March 31, 2007 to $0.6 million for the three months ended March 31, 2008. The effective rate of taxes has decreased from 16.7% for the three months ended March 31, 2007 to 8.2% for the three months ended March 31, 2008. This is due to changes in the geographic distribution of our income and a change in the transfer pricing agreements among ExlService Holdings, Exl India and NCOP. We determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made certain changes to the transfer pricing agreements effective from April 2007. The effective rate of taxes for the year ended December 31, 2007 was 7.2%.

Net Income to Common Stockholders. Net income to common stockholders increased 25.7% from $5.4 million for the three months ended March 31, 2007 to $6.8 million for the three months ended March 31, 2008. Net income increased period-to-period due to the increased revenue and impact of exchange rates after considering hedge gains. The increase in net income to common stockholders does not represent a trend in our results of operations and will vary as we build capacity for future ramp ups and exchange rates fluctuate. As a percentage of revenues, net income decreased from 13.6% for the three months ended March 31, 2007 to 13.3% for the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had $85.7 million in cash and cash equivalents on hand.

Cash used in operating activities decreased marginally from outflow of $8.3 million in the three months ended March 31, 2007 to $8.0 million in the three months ended March 31, 2008. Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The decrease in cash flows from operations is predominantly due to the increase in net income adjusted for non-cash items and reduction in prepaid expenses and other current assets. This was offset by outflows due to an of increase in restricted cash and payment of accrued expenses and other current liabilities. Net income adjusted for non-cash items increased in the three months ended March 31, 2008 by $1.4 million compared to the three months ended March 31, 2007 due to the continued growth in our business.

Cash used in investing activities increased to $8.6 million in the three months ended March 31, 2008 from $3.0 million in the three months ended March 31, 2007. The increase is a result of the purchase of fixed assets and payment made towards purchase consideration for an acquisition made in three months ended March 31, 2008 and for the purchase of fixed assets for our new facility in the Philippines.

Cash flows from financing activities decreased marginally from an outflow of $0.1 million in the three months ended March 31, 2007 to an inflow of $0.1 million in the three months ended March 31, 2008. This is due to increased payments made for capital lease obligations in the three months ended March 31, 2007.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we have made significant capital investments, primarily related to new facilities. Capital expenditures we make to meet client needs represent primarily leasehold improvements to build out facilities, telecommunications equipment, and computer hardware and software we purchase in connection with managing client operations. We incurred $6.8 million of capital expenditures in the three months ending March 31, 2008 from $3.0 million in the three months ended March 31, 2007. We expect to incur approximately $20.0 million of capital expenditures in 2008 primarily to meet the growth requirements of our clients, including expanding our facilities in India and in the Philippines, as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts.

In addition, in connection with the tax assessment orders issued against EXL India and Exl Inc., we may be required to deposit additional amounts with respect to similar orders for subsequent years that may be received by us.

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

Off-Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

There have been no material changes to our contractual obligations during the period covered by this Quarterly Report on Form 10-Q from the statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value. SFAS No. 159 is effective as of January 1, 2008. The implementation of SFAS No. 159 did not have a material impact on our consolidated financial position, consolidated statements of income or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”(“SFAS No.141 (revised 2004)”). SFAS No.141 (revised 2007) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No.161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not adopted SFAS No. 161 as of March 31, 2008.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the currencies in which we receive our revenues and the currencies in which we incur our costs;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	worldwide political, economic or business conditions;

•	our ability to successfully consummate or integrate strategic acquisitions; and

•	adverse outcome of our disputes with the Indian tax authorities.

These and other factors are more fully discussed elsewhere in this Quarterly Report on Form 10-Q. These risks could cause actual results to differ materially from those implied by forward looking statements in this Quarterly Report of Form 10-Q.

You should keep in mind that any forward looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward looking statements in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by federal securities laws.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

General

Market risk is the loss of future earnings to fair values or to future cash flows that may result from a change in the price of a financial instrument. The value of a financial instrument may change as a result of changes in the interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributable to all market sensitive financial instruments including foreign currency receivables and payables.

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

Components of Market Risk

Exchange Rate Risk. The functional currency of ExlService Holdings, and our subsidiaries Exl Inc., Inductis LLC and Inductis Inc., is the U.S. dollar. The functional currency of Exl India, NCOP, Inductis India and ESSPL is the Indian rupee. The functional currency of Exl UK is the U.K. pound sterling. The functional currency of Inductis (Singapore) Pte Limited is the Singapore dollar. The functional currency of Exl Philippines is the Philippines Peso. In each case, the functional currency is the currency of the primary economic environment in which that entity operates. Monetary assets and liabilities in foreign currency are translated into functional currency at the rate of exchange prevailing on the related balance sheet dates. Transactions in foreign currencies are translated into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction-related foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations. The assets and liabilities of subsidiaries are translated into U.S. dollars at the rate of exchange prevailing on the related balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Resulting translation adjustments are included in the “accumulated other comprehensive income/ (loss)” in our March 31, 2008 unaudited consolidated balance sheet.

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (46.5% in the three months ended March 31, 2008) or U.K. pounds sterling (53.3% in the three months ended March 31, 2008), most of our expenses (68.7% in the three months ended March 31, 2008) are incurred and paid in Indian rupees. The exchange rates among the Indian rupee, U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable. Based upon our level of operations during the three months ended March 31, 2008 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the U.K. pound sterling against the U.S. dollar would have increased/decreased revenues in the three months ended March 31, 2008 by approximately $1.4 million. Similarly, a 5.0% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our expenses incurred and paid in Indian rupees in the three months ended March 31, 2008 by approximately $1.5 million.

We have sought to reduce the effect of Indian rupee and U.K. pound sterling (GBP) exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of cost incurred in our India operations. Forward exchange contracts with a notional amount of $57.3 million and GBP48.7 million were outstanding at March 31, 2008 and of $44.3 million and GBP31.4 million were outstanding at December 31, 2007. The forward foreign exchange contracts typically mature within twelve months, must be settled on the day of maturity and may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and U.K. pound sterling foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

Interest Rate Sensitivity. We had cash, cash equivalents and restricted cash totaling $86.8 million at March 31, 2008. During the three months ended March 31, 2008, these amounts were invested principally in a short-term investment portfolio primarily comprised of investment grade commercial paper and U.S. treasury bills. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1.0% decrease in short term rates would reduce our interest income for the three months ended March 31, 2008 by approximately $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have disclosed under the heading “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 certain proceedings which may materially affect our business, financial condition or results of operations. You should carefully consider the disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we are currently involved in disputes with the Indian tax authorities over the application of some of our transfer pricing policies. Indian transfer pricing regulations require that any international transaction involving related corporations be at an arm’s-length price. Transactions among our subsidiaries and the Company may be required to satisfy such requirements. The Indian tax authorities have issued assessment orders against our subsidiaries EXL Inc. and EXL India. Two assessments issued with respect to EXL Inc. and EXL India allege that transfer pricing applied to transactions between such entities was not appropriate and demand the payment of additional taxes based on the disallowance of certain tax deductions taken by EXL India. Three assessments issued with respect to EXL Inc. allege that it has a permanent establishment in India and demands the payment of certain additional taxes based on such allegation. The details of the assessment orders are as below:

Entity	Tax Year	Issue	Amount demanded	Amount deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.5 million	$2.5 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.4 million	$2.4 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.7 million	$1.8 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.9 million	$0.4 million

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our unaudited consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future. Amounts paid as deposits in respect of the assessments described above, totaling $7.2 million and $4.3 million as of March 31, 2008 and December 31, 2007, respectively, are included in “Other Assets” in our consolidated balance sheet.

We have deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India and partial amounts with respect to the assessment orders received by Exl Inc. The Indian tax authorities are currently conducting an audit of our 2005-06 tax year. There can be no assurance that we will not receive additional assessments or will not be required to pay significant additional taxes with respect to that year. There is a likelihood that we might receive similar orders for other years until the above disputes are resolved. Future claims may be based on the transfer pricing or permanent establishment claims alleged by the Indian tax authorities, or may be based on alternative arguments. Any failure of our appeals or further assessments would reduce our profitability and cash flows.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

We purchased 603 shares of our common stock at a price of $21.47 per share during the three months ended March 31, 2008 from employees in connection with withholding payments to tax authorities related to the vesting of restricted stock. Pursuant to our 2006 Plan, under which the shares of restricted stock were granted, the purchase price per share of $21.47 per share was the average of the high and low price of our shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Letter agreement, dated February 5, 2008, between ExlService Holdings and Norwich Union.

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: May 12, 2008	By:	/s/ MATTHEW APPEL
Matthew Appel
Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)