Form 10-Q
period 2008-06-30
ExlService Holdings, Inc.
filed 2008-08-11
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-33089

EXLSERVICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 350 PARK AVENUE, NEW YORK, NEW YORK (Address of principal executive offices)	82-0572194 (I.R.S. Employer Identification No.) 10022 (Zip code)

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

As of July 31, 2008, there were 28,845,868 shares of the registrant’s common stock outstanding (excluding 179,027 shares held in treasury), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$97,666,533	$102,209,734
Restricted cash	242,871	285,089
Short-term investments	258,368	252,561
Accounts receivable, net of allowance for doubtful accounts of $126,030 at June 30, 2008 and $85,539 at December 31, 2007	43,923,228	38,513,774
Accounts receivable from related parties	61,920	338,629
Employee receivables	483,474	225,624
Prepaid expenses	2,389,727	2,947,064
Deferred tax assets	3,373,595	3,279,715
Prepaid income tax	533,959	—
Other current assets	1,987,142	7,541,165

Total current assets	150,920,817	155,593,355

Fixed assets, net	27,797,270	25,244,603
Intangibles, net of amortization	101,247	340,000
Goodwill	17,695,657	16,785,487
Restricted cash	324,911	304,316
Deferred tax assets	4,879,548	4,498,449
Other assets	9,956,772	8,047,497

Total assets	$211,676,222	$210,813,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,981,704	$6,389,425
Deferred revenue	4,056,755	4,440,261
Accrued employee cost	10,832,758	13,774,306
Other accrued expenses and current liabilities	22,370,751	10,563,187
Income taxes payable	—	729,715
Current portion of capital lease obligation	118,881	125,960

Total current liabilities	39,360,849	36,022,854

Capital lease obligations, less current portion	226,965	258,399
Other non current liabilities	5,655,728	552,685

Total liabilities	45,243,542	36,833,938

Preferred stock, $0.001 par value; 15,000,000 shares authorized Stockholders’ equity:	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 28,980,198 shares issued and outstanding as of June 30, 2008 and 28,891,043 shares issued and outstanding as of December 31, 2007	28,980	28,891
Additional paid-in capital	114,335,764	110,988,552
Retained earnings	67,677,066	55,708,233
Accumulated other comprehensive income/(loss)	(15,264,369)	7,570,026

	166,777,441	174,295,702

Less: 164,943 shares as of June 30, 2008 and 163,690 shares as of December 31, 2007, held in treasury, at cost	(344,761)	(315,933)

Total stockholders’ equity	166,432,680	173,979,769

Total liabilities and stockholders’ equity	$211,676,222	$210,813,707

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$53,687,455	$42,646,251	$104,535,795	$82,150,252
Revenues (from related parties)	128,340	373,588	228,630	724,035

Total revenues	53,815,795	43,019,839	104,764,425	82,874,287
Cost of revenues (exclusive of depreciation and amortization)	33,911,941	28,798,645	66,276,768	53,280,613

Gross profit	19,903,854	14,221,194	38,487,657	29,593,674

Operating expenses:
General and administrative expenses	8,599,809	6,805,341	17,064,858	12,840,888
Selling and marketing expenses	2,910,467	2,027,727	5,284,817	3,991,257
Depreciation and amortization	3,133,158	2,764,035	5,836,197	5,204,937

Total operating expenses	14,643,434	11,597,103	28,185,872	22,037,082

Income from operations	5,260,420	2,624,091	10,301,785	7,556,592
Other income/(expense):
Foreign exchange gain/(loss)	(143,581)	2,294,904	1,673,227	2,865,011
Interest and other income	611,446	1,018,782	1,191,924	2,026,584
Interest expense	(7,631)	(9,559)	(41,931)	(27,080)

Income before income taxes	5,720,654	5,928,218	13,125,005	12,421,107
Income tax provision	456,582	308,170	1,061,121	1,392,433

Net income to common stockholders	$5,264,072	$5,620,048	$12,063,884	$11,028,674

Basic earnings per share to common stockholders	$0.18	$0.20	$0.42	$0.39
Diluted earnings per share to common stockholders	$0.18	$0.19	$0.41	$0.38
Weighted-average number of shares used in computing earnings per share:
Basic	28,799,510	28,495,781	28,778,337	28,319,530
Diluted	29,351,038	29,210,372	29,321,982	29,050,897

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$12,063,884	$11,028,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,836,197	5,204,937
Amortization of deferred stock compensation and other non-cash compensation	2,874,916	1,918,996
Non employee stock options	129,830	197,792
Unrealized foreign exchange (gain)/loss	1,473,556	(1,050,373)
Deferred income taxes	(807,089)	(742,238)
Excess tax benefit from stock-based compensation	—	(254,861)
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(38,547)	571,941
Accounts receivable	(4,550,477)	(7,475,579)
Prepaid expenses and other current assets	(509,797)	2,034,390
Accounts payable	(2,650,622)	(37,890)
Deferred revenue	(359,895)	(1,976,090)
Accrued expenses and other liabilities	(747,569)	367,689
Income taxes payable	(1,313,982)	(2,812,114)
Other assets	(3,079,217)	(5,853,038)

Net cash provided by operating activities	8,321,188	1,122,236

Cash flows from investing activities
Purchase of fixed assets	(10,485,702)	(4,869,035)
Business acquisition	(1,695,655)	—
Purchase of short-term investments	—	—

Net cash used in investing activities	(12,181,357)	(4,869,035)

Cash flows from financing activities
Principal payments on capital lease obligations	(30,832)	(163,488)
Proceeds from exercise of stock options	314,298	841,821
Excess tax benefit from stock-based compensation	—	254,861
Acquisition of treasury stock	(28,828)	—

Net cash provided by financing activities	254,638	933,194

Effect of exchange rate changes on cash and cash equivalents	(937,670)	51,588

Net decrease in cash and cash equivalents	(4,543,201)	(2,762,017)
Cash and cash equivalents at the beginning of the year	102,209,734	85,366,103

Cash and cash equivalents at the end of the period	$97,666,533	$82,604,086

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,943	$20,270
Cash paid for taxes	$2,974,976	$5,738,949
Supplemental disclosure of non-cash information:
Assets acquired under capital lease	$123,763	$45,267
Fair value of shares issued for non-cash consideration	$—	$5,449,042

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries ExlService.com, Inc. (“Exl Inc.”), ExlService Philippines, Inc. (“Exl Philippines”), exlService.com (India) Private Limited (“Exl India”), Noida Customer Operations Private Limited (“NCOP”), Exl Support Services Pvt. Ltd. (“ESSPL”), ExlService (U.K.) Limited (“Exl UK”) and Inductis Inc. and its wholly owned subsidiaries (“Inductis”), including Inductis LLC (“Inductis LLC”) and Inductis India Private Limited (“Inductis India”) (collectively, the “Company”) is a leading provider of Outsourcing and Transformation services, including business process outsourcing (“Outsourcing Services”) and Transformation Services (“Transformation Services”). The Company’s clients are located principally in the United States and the United Kingdom.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Pursuant to our investment policy, our surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper, U.S. treasury bills, mutual funds and money market accounts to reduce our exposure to market risk with regard to these funds.

Short-Term Investments

The Company’s short-term investments consist of time deposits, which mature in less than one year, valued at cost, which approximates fair value. Interest earned on short-term investments is included in interest income.

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables.

Revenue Recognition

Revenues from Outsourcing Services include revenues from a range of services, including insurance services, banking and financial services, finance and accounting services and collection services. Revenues from Transformation Services include revenues from various services such as research and analytics services which are intended to facilitate more effective data-based strategic and operating decisions by our clients, Sarbanes-Oxley compliance, internal audit outsourcing and financial reporting services.

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

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Three Months Ended June 30, 2008	$3,727,128
Three Months Ended June 30, 2007	$2,186,854
Six Months Ended June 30, 2008	$6,831,709
Six Months Ended June 30, 2007	$4,002,805

During the three months ended June 30, 2008, two clients accounted for 22% and 21%, respectively, of the Company’s total revenues. During the three months ended June 30, 2007, two clients accounted for 29% and 25%, respectively, of the Company’s total revenues.

During the six months ended June 30, 2008, two clients accounted for 23% and 22%, respectively, of the Company’s total revenues. During the six months ended June 30, 2007, two clients accounted for 28% and 25%, respectively, of the Company’s total revenues.

As of June 30, 2008, two clients accounted for 31% and 20%, respectively, of the Company’s total accounts receivable. As of December 31, 2007, two clients accounted for 30% and 24%, respectively, of the Company’s total accounts receivable.

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

Based on the results of its first step impairment tests performed on October 1, 2007, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event the Company records an impairment loss in the future, such amount will not be deductible for tax purposes. As of June 30, 2008, the Company’s goodwill balance was $17,695,657. The Company’s goodwill balance at June 30, 2008 has changed from the balance at December 31, 2007 due to an acquisition completed and contingent consideration paid during the six months ended June 30, 2008. Following are details of the Company’s goodwill balance:

	June 30, 2008	December 31, 2007
Goodwill:
Outsourcing Services	$910,170	$—
Transformation Services	16,785,487	16,785,487

	$17,695,657	$16,785,487

Intangible assets are carried at cost less accumulated amortization. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful lives of the intangible assets are as follows:

Client relationships	1-2 years
Trademarks	1.5 years
Non-compete agreements	1 year

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

Effective April 1, 2008, we modified our reportable segments to reflect a change in the operating segments of our business to Outsourcing Services and Transformation Services. Prior period information below has been updated to reflect the change Outsourcing Services is comprised of the former Business Process Outsourcing segment excluding process advisory services. Transformation Services is comprised of the former Research and Analytics and Advisory segments with the addition of process advisory services.

The Company is organized around its Outsourcing Services and Transformation Services segments. The chief operating decision maker generally reviews financial information at the unaudited consolidated statement of income level but does not review any information except for revenues and cost of revenues of the individual operating segments. Therefore, the Company does not allocate or evaluate depreciation, amortization, interest expense or income, capital expenditures, and income taxes to its operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by operating segment.

Revenues and cost of revenues for each of the three months ended June 30, 2008 and 2007 for Outsourcing Services and Transformation Services, respectively, are as follows:

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$42,944,325	$10,743,130	$53,687,455	$35,389,535	$7,256,716	$42,646,251
Revenues from related parties	—	128,340	128,340	187,890	185,698	373,588

Total revenues	42,944,325	10,871,470	53,815,795	35,577,425	7,442,414	43,019,839
Cost of revenues (exclusive of depreciation and amortization)	26,961,857	6,950,084	33,911,941	22,771,963	6,026,682	28,798,645

Gross Profit	$15,982,468	$3,921,386	$19,903,854	$12,805,462	$1,415,732	$14,221,194

Selling, General and Administrative expenses			$11,510,276			$8,833,068
Depreciation and amortization			3,133,158			2,764,035
Foreign exchange gain/(loss)			(143,581)			2,294,904
Interest and other income			611,446			1,018,782
Interest expense			(7,631)			(9,559)
Income tax provision			456,582			308,170

Net Income to common stockholders			$5,264,072			$5,620,048

Revenues and cost of revenues for each of the six months ended June 30, 2008 and 2007 for Outsourcing Services and Transformation Services, respectively, are as follows:

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$84,379,055	$20,156,740	$104,535,795	$68,017,972	$14,132,280	$82,150,252
Revenues from related parties	—	228,630	228,630	382,920	341,115	724,035

Total revenues	84,379,055	20,385,370	104,764,425	68,400,892	14,473,395	82,874,287
Cost of revenues (exclusive of depreciation and amortization)	53,297,668	12,979,100	66,276,768	41,676,074	11,604,539	53,280,613

Gross Profit	$31,081,387	$7,406,270	$38,487,657	$26,724,818	$2,868,856	$29,593,674

Selling, General and Administrative expenses			$22,349,675			$16,832,145
Depreciation and amortization			5,836,197			5,204,937
Foreign exchange gain/(loss)			1,673,227			2,865,011
Interest and other income			1,191,924			2,026,584
Interest expense			(41,931)			(27,080)
Income tax provision			1,061,121			1,392,433

Net Income to common stockholders			$12,063,884			$11,028,674

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period in which the change is identified. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties recognized in accordance with the guidance provided in FIN 48, if any, are being classified as interest expense and general and administrative expense, respectively.

All U.S. federal and state tax filings of ExlService Holdings and its U.S. subsidiaries for tax years since 2005 are subject to examination by the U.S. federal and state tax authorities, respectively. The Company concluded the Internal Revenue Service examination for the tax year 2004 for ExlService Holdings and its U.S. subsidiaries without any change in the tax return as originally filed. All tax filings of the Company’s subsidiaries in India are subject to examination by the Indian tax authorities for tax years since 2001-02, and the 2003-04, 2004-05 and 2005-06 tax years are being examined by the Indian tax authorities for EXL India. Tax filings for NCOP and Inductis India are being examined by the Indian tax authorities for tax year 2005-06. In addition, the tax filings for Exl Inc. for tax years 2003-04, 2004-05, 2005-06 and 2006-07 are under examination by the Indian tax authorities. All tax filings of the Company’s subsidiaries in the U.K. are subject to examination by U.K. tax authorities for tax years since 2004.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income/(loss) to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents plus the future stock compensation expense on stock options issued and outstanding at the reporting date. Stock options that are anti-dilutive are excluded from the computation of weighted average shares outstanding. For the three months ended June 30, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 551,528 shares and 714,591 shares, respectively. For the six months ended June 30, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings per share includes stock options for 543,645 shares and 731,366 shares, respectively. The calculation of earnings per share for the three months ended June 30, 2008 and 2007 excludes stock options for 996,793 shares and 284,400 shares, respectively, because the exercise price of such stock options is more than the average price of stock during the period and hence to include them in the calculation would be anti-dilutive.

Accumulated Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income/(loss) consists of net earnings and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract.

Financial Instruments and Concentration of Credit Risk

Financial Instruments. For certain financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and other current liabilities, recorded amounts approximate fair value due to the relatively short maturity periods of such instruments.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and time deposits. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to our investment policy, our surplus funds are maintained as cash or cash equivalents and are invested in highly-rated commercial paper, U.S. treasury bills, mutual funds and money market accounts to reduce our exposure to market risk with regard to these funds. Trade accounts receivable are incurred pursuant to contractual terms with clients. Credit losses on accounts receivable have not been material because of a large concentration of revenues with a small number of large, established companies. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable.

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

The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated as effective and that qualify as cash flow hedges under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) until the contract is settled and at that time are recognized in the unaudited consolidated statements of income.

The Company had outstanding forward exchange contracts totaling $84,250,000 and GBP41,700,000 as of June 30, 2008 and totaling $44,250,000 and GBP31,400,000 as of December 31, 2007.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the unaudited consolidated statements of income. For the three months ended June 30, 2008 and June 30, 2007, net gain/(loss) from ineffective cash flow hedges included in the unaudited consolidated statement of income totaled ($67,714) and $881,261, respectively. For the six months ended June 30, 2008 and June 30, 2007, net gain/(loss) from ineffective cash flow hedges included in the unaudited consolidated statement of income totaled $169,063 and $951,929, respectively. Such gain/(loss) is included in foreign exchange gain/(loss) in the unaudited consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. For the three and six months ended June 30, 2008 and June 30, 2007, there were no amounts that were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate that approximately $8,700,000 of net derivative losses included in accumulated other comprehensive income/(loss) could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of June 30, 2008. At June 30, 2008, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 18 months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2008:

June 30, 2008
Other current liabilities:
Foreign currency exchange contracts	$8,679,987
Non-current liabilities:
Foreign currency exchange contracts	$4,373,903

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value. SFAS No. 159 was effective as of January 1, 2008. The implementation of SFAS No. 159 did not have a material impact on our consolidated financial position, consolidated statements of income or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (revised 2007)”). SFAS No. 141 (revised 2007) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS No. 161 and therefore had not adopted SFAS No. 161 as of June 30, 2008.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 with early adoption prohibited.

3. Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$330,000	$(330,000)	$—
Client relationships	1,554,000	(1,452,753)	101,247
Non-compete agreements	1,460,000	(1,460,000)	—

	$3,344,000	$(3,242,753)	$101,247

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$330,000	$(330,000)	$—
Client relationships	1,360,000	(1,020,000)	340,000
Non-compete agreements	1,460,000	(1,460,000)	—

	$3,150,000	$(2,810,000)	$340,000

Amortization expense for the three months ended June 30, 2008 and June 30, 2007 was $220,624 and $590,000, respectively. Amortization expense for the six months ended June 30, 2008 and June 30, 2007 was $432,753 and $1,180,000, respectively. The estimated amortization of intangible assets on a straight-line basis for the year ending June 30, 2009 is $101,247.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Comprehensive Income/(Loss):

The following table sets forth the components of comprehensive income/(loss) for the three and six months ended June 30, 2008 and June 30, 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income available to common stockholders	$5,264,072	$5,620,048	$12,063,884	$11,028,674
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges	(14,800,106)	4,216,605	(18,734,961)	5,732,619
Foreign currency translation adjustment	(3,308,606)	1,272,963	(4,049,446)	1,378,256
Transition adjustment for FAS 158, net of taxes	—	—	31,337	—
Actuarial loss for FAS 158	(39,234)	—	(81,325)	—

Total other comprehensive income/(loss)	(18,147,946)	5,489,568	(22,834,395)	7,110,875

Total comprehensive income/(loss)	$(12,883,874)	$11,109,616	$(10,770,511)	$18,139,549

5. Fixed Assets:

Fixed assets consist of the following:

	Estimated Useful Life (Years)	June 30, 2008	December 31, 2007
Network equipment, cabling and computers	3-5	$33,986,671	$30,652,181
Buildings	30	1,752,299	2,032,454
Land	—	1,306,125	1,306,125
Leasehold improvements	3-5	14,614,662	12,941,665
Office furniture and equipment	3-7	5,552,526	5,539,772
Motor vehicles	3	884,381	1,009,214
Construction in progress		841,055	1,364,974

		58,937,719	54,846,385
Less: Accumulated depreciation and amortization		(31,140,449)	(29,601,782)

		$27,797,270	$25,244,603

Depreciation and amortization expense for the three months ended June 30, 2008 and June 30, 2007 was $2,912,534 and $2,174,035, respectively. Depreciation and amortization expense for the six months ended June 30, 2008 and June 30, 2007 was $5,403,444 and $4,024,938, respectively.

Construction in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service. The cost and accumulated amortization of assets under capital leases at June 30, 2008 were $500,670 and $46,470, respectively and at December 31, 2007 were $606,491 and $168,582, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended June 30, 2008, the Company acquired 650 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $15,889. The purchase price of $24.44 per share was the average of the high and low price of our shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. During the six months ended June 30, 2008, the Company acquired 1,253 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $28,828. These shares are held as treasury stock.

The Company is currently authorized to issue up to 15 million shares of preferred stock, none of which was outstanding as of June 30, 2008 and December 31, 2007.

7. Employee Benefit Plans

The Company’s Gratuity Plan applicable to India-based employees provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation. Current service costs for the Gratuity Plan are accrued in the year to which they relate.

Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$84,300	$74,621	$173,239	$198,890
Interest cost	27,111	16,088	55,714	35,018
Actuarial loss	—	—	—	5,232

Net gratuity cost	$111,411	$90,709	$228,953	$239,140

On January 1, 2008, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) using transition method 1. SFAS No. 158 requires companies to measure the funded status of the plan as of the date of its fiscal year-end. Net periodic benefit cost of $95,051 (net of taxes of $5,720) for the period between October 1, 2007, which is the measurement date for the immediately preceding fiscal year end, and January 1, 2008, is recognized net of tax as an adjustment to the opening balance of retained earnings.

The Company contributes to various defined contribution plans on behalf of its employees in India and the Philippines. The assets held by the plans are not reported on the Company’s balance sheet. The contributions made to the plans for each period are as follows:

Three months ended June 30, 2008	$581,570
Three months ended June 30, 2007	$499,641
Six months ended June 30, 2008	$1,150,440
Six months ended June 30, 2007	$916,111

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Leases

The Company leases motor vehicles for certain of its employees. Such leases are recorded as capital leases with interest rates ranging from 10.5% to 13.5%. Future minimum lease payments under these capital leases at June 30, 2008 are as follows:

Year ending June 30,
2009	$153,685
2010	165,859
2011	61,421

Total minimum lease payments	380,965
Less: amount representing interest	35,119

Present value of minimum lease payments	345,846
Less: current portion	118,881

Long term capital lease obligation	$226,965

The Company conducts its operations using facilities, office furniture and certain equipment leased under non-cancelable operating lease agreements that expire in February 2014. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year ending June 30,
2009	$2,409,283
2010	1,596,517
2011	1,785,284
2012	573,132
2013 and thereafter	955,220

Total minimum lease payments	$7,319,436

The operating leases are subject to renewal periodically and have scheduled rent increases. We account for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $1,460,271 and $984,876 for the three months ended June 30, 2008 and 2007, respectively. Rent expense under both cancelable and non-cancelable operating leases was $2,980,346 and $1,679,736 for the six months ended June 30, 2008 and 2007, respectively.

9. Income Taxes

The Company recorded income tax expense of $456,582 and $1,061,121 for the three and six months ended June 30, 2008.

The effective rate of taxes has increased to a provision of 8.0% for the three months ended June 30, 2008, as compared to a provision of 5.2% for the three months ended June 30, 2007. The effective rate of taxes has decreased to a provision of 8.1% for the six months ended June 30, 2008, as compared to a provision of 11.2% for the six months ended June 30, 2007. Changes in our effective rate of taxes are primarily due to the changes in the geographic distribution of our income. Certain of our Indian subsidiaries benefit from a tax holiday until March 2010.

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

The fiscal year under the Indian Income Tax Act ends on March 31 of each year. A portion of the Company’s Indian operations qualifies for exemption from taxable income because its profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning from the year in which the entity commenced commercial operations. Accordingly, Exl India, Inductis India and NCOP benefit from this deduction. This exemption terminates if the Company ceases to operate in Export Processing Zones or by March 2010 when the tax exemption period expires. ESSPL is not eligible for this deduction. The export revenue of Exl India, Inductis India and NCOP qualifies for a deduction from taxable income because its profits are attributable to work performed in Export Processing Zones, and a substantial portion of the temporary differences would not have any tax consequences as they will reverse within the tax holiday period. Pursuant to changes in the Indian Income Tax Act from April 1, 2007, the Company has calculated its tax liability after considering the Minimum Alternate Tax (“MAT”). Amounts paid towards MAT can be carried forward and set off against future tax liabilities. In accordance with SFAS No. 109 “Accounting for Income Taxes” a deferred tax asset of $3,033,725 has been recognized as of June 30, 2008 with respect to such payments.

Deferred tax assets represent the tax effect of temporary differences related to the Company’s domestic operations and to the Company’s foreign operations that will reverse after the tax holiday period has expired.

The deferred tax benefit is primarily attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and arose due to differences in: (i) depreciation rates of fixed assets, (ii) provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act with respect to the Company’s foreign operations, (iii) deferred compensation, (iv) MAT credit entitlement and (v) deferred revenue with respect to the Indian operations of the Company. At June 30, 2008, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiary. Based on this analysis, the Company has concluded that a valuation allowance offsetting certain deferred tax assets should continue to be recorded at June 30, 2008 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance as at June 30, 2008 was approximately $4.4 million.

10. Stock-Based Compensation

In 2003, the Company instituted its ExlService Holdings, Inc. 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan covers all employees of the Company. The Compensation Committee of the Board of Directors of ExlService Holdings (the “Committee”) administers the 2003 Plan and grants stock options to eligible employees of the Company and its subsidiaries.

The Committee determined which employees were eligible to receive options, the number of options to be granted, the exercise price, the vesting period and the exercise period. The vesting period for the options issued was determined on the date of the grant and was non-transferable during the life of the option. Options issued under the 2003 plan expire ten years from the date of grant and generally vest incrementally over a period of four years from the date of grant with 25% of the options vesting each year.

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

The Committee determines which employees are eligible to receive the equity awards, the number of equity awards to be granted, the exercise price, the vesting period and the exercise period. The vesting period for the equity award issued is determined on the date of the grant and is non-transferable during the life of the equity award. The options expire ten years from the date of grant and generally vest incrementally over a period of four years from the date of grant with 10% vesting at the end of year one, 20% vesting at the end of year two, 30% vesting at the end of year three and 40% vesting at the end of year four. Pursuant to the 2006 Plan, the Company reserved 3,399,384 shares of common stock (in addition to the available pool of shares from the 2003 Plan) for the granting of equity awards. If an employee resigns or is terminated, the employee must exercise any vested options within 90 days after termination or the vested options are forfeited.

The compensation cost that has been charged against income for our stock-based compensation plan is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of Revenue	$454,614	$288,944	$587,382	$501,389
General and Administrative expenses	964,447	611,030	1,563,178	1,161,030
Selling and Marketing expenses	467,527	190,813	724,356	256,577

Total	$1,886,588	$1,090,787	$2,874,916	$1,918,996

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Expected life (years)	5.80	6.25	5.68	6.25
Risk free interest rate	2.44%	5.14%	2.43%	4.99%
Volatility	39.2%	50%	39%	50%

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2007	1,581,815	$14.38	$14,096,829	8.48
Granted	398,000	$17.55
Exercised	(31,249)	$10.05
Forfeited	(72,415)	$13.24

Outstanding at June 30, 2008	1,876,151	$15.17	$2,807,718	8.34

Vested and exercisable at June 30, 2008	437,981	$10.90	$1,596,848	7.13

Available for grant at June 30, 2008	1,556,528

The unrecognized compensation cost for unvested options as of June 30, 2008 is $8,871,977, which is expected to be expensed over a weighted average period of 2.85 years. The weighted-average fair value of options granted during the three months ended June 30, 2008 and June 30, 2007 was $6.34 and $10.70, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2008 and June 30, 2007 was $6.96 and $11.73, respectively. The total fair value of shares vested during the three months ended June 30, 2008 is $735,935. The total fair value of shares vested during the six months ended June 30, 2008 is $1,023,223.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2007	600,710	$19.14	20,000	$23.47
Granted	187,054	18.74	4,000	20.23
Vested	(57,906)		(4,000)	18.76
Forfeited	(37,483)	17.21	—	—

Outstanding at June 30, 2008	692,375	$18.96	20,000	$23.77

As of June 30, 2008, unrecognized compensation cost of $11,183,110 is expected to be expensed over a weighted average period of 3.04 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the three months ended June 30, 2008 and June 30, 2007 was $18.77 and $19.41, respectively. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the six months ended June 30, 2008 and June 30, 2007 was $18.77 and $21.32, respectively.

The Finance Act of India, 2007 has imposed a Fringe Benefit Tax (“FBT”) on equity compensation effective April 1, 2007. The FBT is calculated on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India-based employees. For the three months ended June 30, 2008 and June 30, 2007, the Company recorded FBT expense of approximately $187,595 and $224,747, respectively. For the six months ended June 30, 2008 and June 30, 2007, the Company recorded FBT expense of approximately $200,336 and $224,747, respectively. The Company recovers FBT from its India-based employees. In accordance with GAAP, the recovery of FBT is treated as additional exercise price and is recorded as an addition to additional paid-in capital in the unaudited consolidated balance sheet. No additional compensation expense was recognized as a result of the modification of equity awards with respect to the recovery of FBT.

The weighted-average intrinsic value set forth in the table above for restricted stock granted to employees who are subject to taxation on such grants in India has been reduced to reflect the expense that the Company will incur for FBT upon vesting of such restricted stock.

Advisory Board Options

During the three months ended June 30, 2008, the Company granted to members of its advisory board options to purchase 20,000 shares of common stock at an exercise price of $14.85 per share under the 2006 Plan. Using the Black-Scholes valuation model, the fair value of these options at June 30, 2008 was determined to be $121,641.

In 2005, the Company granted to a member of its advisory board options to purchase 10,000 shares of common stock at an exercise price of $11.88 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at June 30, 2008 was determined to be $70,599.

In 2003, the Company also granted to members of its advisory board options to purchase 20,000 shares of common stock at an exercise price of $0.12 per share under the 2003 Plan.

The options granted to the members of the advisory board are included in the stock option activity table above.

These options vest equally over a period of four years and expire ten years from the grant date. For the three months ended June 30, 2008 and June 30, 2007, the Company recorded compensation expense of ($33,531) and $(8,064), respectively. For the six months ended June 30, 2008 and June 30, 2007, the Company recorded compensation expense of ($49,378) and $18,584, respectively. The fair value and related compensation expense will be remeasured for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock at an exercise price of $6.25 per share in July 2004 to one of our clients. The options are fully exercisable and expire ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes valuation model, was approximately $1,792,000. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement. Amortization for the three months ended June 30, 2008 and June 30, 2007 was $89,604 and $89,604, respectively. Amortization for the six months ended June 30, 2008 and June 30, 2007 was $179,208 and $179,208, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Related Party Transactions

The Company received services in India for employee training performed by a company controlled by one of the Company’s significant stockholders in periods preceding September 2006. This company is one of the many companies rendering such services to Exl India. At June 30, 2008 and December 31, 2007, the Company had a receivable of $0 and $881, respectively, related to these services. The agreement with this company terminated on September 30, 2006.

On January 15, 2008, the Company purchased net assets for a consideration of $1,508,049 plus contingent consideration earned as of June 30, 2008 of $253,621 for a total of $1,761,670 from a company controlled by one of the Company’s significant stockholders. The Company recorded expenses of $393,957 and $0 for the six months ended June 30, 2008 and June 30, 2007, respectively, for transition services performed by the seller prior to the acquisition. As of June 30, 2008 and December 31, 2007, the Company had a balance payable of $253,621 and $2,413,846, respectively, related to these transactions.

The Company provides Transformation Services related primarily to compliance with the Sarbanes-Oxley Act of 2002 to Williams Scotsman, Inc., a provider of mobile and modular building solutions in North America. Williams Scotsman, Inc. was controlled by entities related to one of the Company’s significant stockholders until October 31, 2007. For the three and six months ended June 30, 2007, the Company recognized revenue of approximately $68,944 and $90,546, respectively, for fees and expense reimbursements from Williams Scotsman, Inc. At December 31, 2007, the Company had an account receivable of $0 related to these services.

The Company provides Outsourcing Services to MedSynergies, Inc., a provider of outsourced billing, claims administration and payment processing services to healthcare providers. MedSynergies, Inc. is controlled by entities related to one of the Company’s former significant stockholders and ceased to be a related party to the Company during the three months ended June 30, 2007. For the three and six months ended June 30, 2007, the Company recorded revenue of $187,890 and $382,920, respectively, from MedSynergies, Inc. For such period, MedSynergies, Inc. was a related party.

The Company provides Transformation Services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by one of the Company’s significant stockholders. The Company recognized revenue of approximately $128,340 and $228,630 during the three and six months ended June 30, 2008, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. The Company recognized revenue of approximately $92,720 and $207,220 during the three and six months ended June 30, 2007, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. At June 30, 2008 and December 31, 2007, the Company had an account receivable of $61,920 and $338,629, respectively, related to these services.

The Company provides Transformation Services to FTVentures, one of the Company’s former significant stockholders. During the three months ended June 30, 2007, FTVentures ceased to be a related party to the Company. For the three and six months ended June 30, 2007, the Company recorded revenue of $24,034 and $43,349, respectively for the period FTVentures was a related party.

12. Geographical Information

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
United Kingdom	$28,324,543	$23,249,098	$55,468,913	$43,823,923
United States	25,306,035	19,717,513	48,989,573	38,872,221
Rest of World (excluding India and the Philippines)	130,962	53,228	193,104	166,823
India	54,255	—	112,835	11,320

	$53,815,795	$43,019,839	$104,764,425	$82,874,287

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2008	December 31, 2007
Fixed assets, net
India	$21,924,281	$23,425,563
Philippines	4,318,556	17,529
United States	1,370,887	1,746,992
United Kingdom	183,546	54,519

	$27,797,270	$25,244,603

13. Commitments and Contingencies

Fixed Asset Commitments

At June 30, 2008, the Company had committed to spend approximately $2,399,503 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Exl India, Inductis India and NCOP have been established as “Export-Oriented Undertaking” enterprises under the “Export Import Policy” (the “policy”) formulated by the Government of India. Pursuant to the policy, the Company has benefited from certain incentives on import of capital goods. Under the policy, Exl India, Inductis India and NCOP must achieve certain export ratios and realize revenues attributable to exports of approximately $310.8 million, $21.8 million and $43.4 million, respectively, over a period of five years.

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

Entity	Tax Year	Issue	Amount demanded	Amount deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.2 million	$2.2 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.3 million	$2.3 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.4 million	$1.6 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.8 million	$0.4 million

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India and partial amounts with respect to the assessment orders received by Exl Inc. The Indian tax authorities are currently conducting an audit of the Company’s 2005-06 tax year. There can be no assurance that we will not receive additional assessments or will not be required to pay significant additional taxes with respect to that year. There is likelihood that the Company might receive similar orders for other years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, totaling $6.6 million and $4.3 million as of June 30, 2008 and December 31, 2007, respectively, are included in “Other assets” in our consolidated balance sheet.

14.	Subsequent Events

On July 10, 2008, Norwich Union, one of the Company’s largest clients, provided notice of their intention to exercise the option under one of its contracts with us to purchase the shares of our subsidiary, NCOP that operates in Pune, India, at an amount that approximates the net asset value of NCOP on the date of transfer. The anticipated date of transfer of NCOP is August 11, 2008. NCOP accounted for 12.6% and 16.5% of our total revenues for the three months ended June 30, 2008 and June 30, 2007, respectively, and 12.7% and 16.3% of our total revenues for the six months ended June 30, 2008 and June 30, 2007, respectively.

On July 10, 2008, Norwich Union extended the term of the agreement until February 1, 2012, relating to the services that the Company provides to Norwich Union from its operations in Noida, India.

On July 11, 2008, Centrica, the Company’s largest client, extended the term of is contract with the Company under its existing terms for an additional twelve months. As a result of this extension, the term of the agreement is scheduled to expire on January 25, 2010.

In addition, we are in discussions with Orange UK, one of our current clients, on the term of the contract and the scope of services we provide to them. Our business with Orange could be reduced or terminated based on the outcome of our discussions.

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

Overview

We are a leading provider of Outsourcing and Transformation services focused on providing a competitive edge to our clients by outsourcing and transforming their business processes. Our Outsourcing Services are designed to provide integrated front-, middle- and back-office process outsourcing services for our U.S.-based and U.K.-based clients. Outsourcing Services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a suite of Transformation Service offerings that include research and analytics services, risk advisory services and process advisory services. These Transformation Service offerings are designed to help our clients improve their operating environments through cost reduction initiatives, enhanced efficiency and productivity, and improve the risk and control environment within our clients’ operations whether or not they are outsourced to us. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them. We serve primarily the needs of Global 1000 companies in the insurance, utilities, financial services, healthcare, telecommunications and transportation sectors.

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

Revenues

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three and six months ended June 30, 2008, we had total revenues of $53.8 million and $104.8 million, respectively, compared to total revenues of $43.0 million and $82.9 million, respectively for the corresponding period in 2007, an increase of 25.1% and 26.4%, respectively. The key drivers of growth in our total revenues for the three and six months ended June 30, 2008 were as follows:

•	growth of our client base, both organically and inorganically,

•	ongoing growth in existing client relationships, and

•	addition of new services in the Transformation Services business.

We anticipate that our revenues will grow as we expand our service offerings, both organically and through acquisitions. Revenues from new clients are an indicator of successful marketing efforts and do not represent a trend in our results of operations. We provide our clients with a range of Outsourcing Services, including insurance services, banking and financial services, utilities, finance and accounting services and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing service, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

For Outsourcing Services, we enter into long-term agreements with our clients with initial terms ranging from three to five years. Although these agreements provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our Outsourcing Services and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. Revenues under new client contracts also vary depending on when we complete the selling cycle and the implementation phase.

Our Transformation Services include various services such as research and analytics services which are intended to facilitate more effective data-based strategic and operating decisions by our clients, Sarbanes-Oxley compliance, internal audit outsourcing and financial reporting services.

Our Transformation Services can be significantly affected by variations in business cycles. In addition, our Transformation Services usually consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from these businesses.

We serve clients mainly in the United Kingdom and the United States, with these two regions generating approximately 52.6% and 47.0%, respectively, of our total revenues for the three months ended June 30, 2008 and approximately 54.0% and 45.8%, respectively, of our total revenues for the three months ended June 30, 2007. For the six months ended June 30, 2008, these two regions generated approximately 52.9% and 46.8%, respectively, of our total revenues and approximately 52.9% and 46.9%, respectively, of our total revenues for the six months ended June 30, 2007.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended June 30, 2008, our total revenues from our two largest clients grew to $12.0 million and $11.7 million, respectively, accounting for 22.3% and 21.5% of our total revenues, respectively, during this period. In the six months ended June 30, 2008, our total revenues from our two largest clients grew to $23.9 million and $23.1 million, respectively, accounting for 22.9% and 22.0% of our total revenues, respectively, during this period.

We provide services to Centrica, which represented $12.0 million, or 22.3% and $23.9 million or 22.9% of our total revenues for the three and six months ended June 30, 2008, respectively, and $10.8 million, or 25.2% and $20.3 million and 24.5% of our total revenues for the three and six months ended June 30, 2007, respectively, under an agreement that has an initial term that expires in January 2009. On July 11, 2008, Centrica delivered a notice of extension, which notice extended the term of the agreement under its existing terms for an additional 12 months. As a result of this extension, the term of the agreement is scheduled to expire on January 25, 2010. Contracts with other Outsourcing Services clients representing approximately 30.1% of our total Outsourcing Services revenues for the three months ended June 30, 2008 and 25.1% of our total Outsourcing Services revenues for the six months ended June 30, 2008 will expire prior to June 30, 2009, while the remainder of our Outsourcing Services contracts expire in more than one year or do not have specified initial terms and remain in effect until terminated or until there are no active work orders or engagement schedules thereunder.

We provide services to Norwich Union, which represented $11.7 million, or 21.8% and $23.1 million and 22.0% of our total revenues for the three and six months ended June 30, 2008, respectively, and $12.4 million, or 28.8% and $23.5 million and 28.3% of our total revenues for the three and six months ended June 30, 2007, respectively, under two framework agreements and work orders generated by these agreements. The first framework agreement and all work orders under that agreement have expired and Norwich Union exercised its transfer option requiring us to procure the sale by Exl India, of all of the capital shares of NCOP to Norwich Union. The second framework agreement expires in July 2009 and can be terminated by Norwich Union without cause upon six months prior notice and payment to us of a break-up fee during its initial term. Norwich Union has recently extended its term under the second framework agreement until February 1, 2012.

We derived revenues from one and eleven new clients for our services, including Transformation Services, in the three months ended June 30, 2008 and 2007, respectively. We derived revenues from ten and twenty-four new clients for our services, including Transformation Services, in the six months ended June 30, 2008 and 2007, respectively. Although we are increasing and diversifying our client base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

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

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended June 30, 2008 and June 30, 2007, 6.9% and 5.1%, respectively, of our revenues represent reimbursement of such expenses. For the six months ended June 30, 2008 and June 30, 2007, 6.5% and 4.8%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

On July 10, 2008, Norwich Union exercised its pre-existing option (“Transfer Option”) to purchase the shares of NCOP, which operates one of our facilities in Pune, India, by paying us an amount that will approximate the net asset value of NCOP on the date of transfer. The anticipated date of transfer of NCOP is expected to be August 11, 2008. NCOP accounted for 12.6% and 16.5% of our total revenues in the three months ended June 30, 2008 and June 30, 2007, respectively and 12.7% and 16.3% of our total revenues in the six months ended June 30, 2008 and June 30, 2007, respectively.

Expenses

Cost of Revenues

Our cost of revenues primarily consists of:

•

employee costs, which include salary, retention and other compensation expenses; recruitment and training costs; non-cash amortization of stock compensation expense; and traveling and lodging costs; and

•

costs relating to our facilities and communications network, which include telecommunication and IT costs; facilities and client management support; operational expenses for our Outsourcing centers; and rent expenses.

The most significant component of our cost of revenues is employee compensation, recruitment, training and retention. Salary levels in India, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. Salary increases are generally awarded each year effective April 1. Accordingly, employee costs are generally lower in the first quarter of each year compared to the rest of the year. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees in India, particularly among the highly skilled workforce needed to execute outsourcing services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes a non-cash amortization of stock compensation expense relating to our issuance of equity awards to employees directly involved in providing services to our clients.

We expect our cost of revenues to continue to increase as we continue to add professionals in India, the Philippines and the United States to service additional business, in particular as our Transformation Services business grows and as wages continue to increase in India. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients.

Cost of revenues is also affected by our long selling cycle and implementation period for our Outsourcing Services, which require significant commitments of capital, resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. In addition, once a client engages us in a new contract, our cost of revenues may represent a higher percentage of revenues until the implementation phase for that contract, generally three to four months, is completed.

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

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars and a substantial portion of our total revenues is earned in U.K. pounds sterling. Accordingly, our results of operations are adversely affected if the U.K. pound sterling depreciates against the U.S. dollar. Although substantially all of our revenues are denominated in U.K. pounds sterling or U.S. dollars (52.6% and 47.0%, respectively, for the three months ended June 30, 2008 and 52.9% and 46.8%, respectively, for the six months ended June 30, 2008, as compared to 54.0% and 45.8%, respectively, for the three months ended June 30, 2007 and 52.9% and 46.9%, respectively, for the six months ended June 30, 2007), most of our expenses (64.5% in the three months ended June 30, 2008 and 65.5% in the six months ended June 30, 2008, as compared to 69.1% in the three months ended June 30, 2007 and 65.7% in the six months ended June 30, 2007) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate in the future. The results of our operations could be substantially impacted as the Indian rupee appreciates or depreciates against the U.S. dollar or the U.K. pound sterling.

Currency Regulation

According to the prevailing foreign exchange regulations in India, an exporter of outsourcing services that is registered with a software technology park or an export processing zone in India, such as our subsidiaries Exl India, NCOP and Inductis India, is required to realize its export proceeds within a period of 12 months from the date of exports. Similarly, in the event that such exporter has received any advance against exports in foreign exchange from its overseas customers, it will have to render the requisite services so that the advances so received are earned within a period of 12 months. If any of Exl India, NCOP or Inductis India did not meet these conditions, it would be required to obtain permission to export foreign currency from the Reserve Bank of India.

ExlService Holdings and Inductis receive payments under most of our client contracts and are invoiced by Exl India, NCOP and Inductis India, as applicable, in respect of services that Exl India, NCOP and Inductis India, as applicable, provide to our clients under these contracts. Exl India, NCOP and Inductis India hold the foreign currency they receive, primarily from ExlService Holdings and Inductis, in an export earners foreign currency account. All foreign exchange requirements, including import of capital goods, expenses incurred during foreign traveling of employees and discharge of foreign exchange can be met using the foreign currency in that account. As and when funds are required in India, such funds are transferred to an ordinary Indian rupee account.

Income Taxes

The India Finance Act, 2000 provides Exl India, NCOP and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The India Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Accordingly, facilities established in India on or before March 31, 2000 have a ten-year tax holiday, new facilities established on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2009. The Indian government has recently enacted legislation extending the tax holiday until March 31, 2010. Each of Exl India, Inductis India and NCOP provides services from its wholly owned, export oriented units situated in Noida, Gurgaon and Pune, respectively. The income derived from the services rendered from these facilities is not subject to taxes in India until March 31, 2010.

As a result of the tax holiday, our Outsourcing Services operations have been subject to relatively lower tax liabilities. For example, we recognized lower income tax expense with respect to our foreign operations for the three months ended June 30, 2008 and six months ended June 30, 2008 as a result of the tax holiday, compared to approximately $2.1 million and $3.9 million, respectively, that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs and after setting off MAT liability). When our tax holiday expires or terminates, our tax expense will materially increase.

We recognize deferred tax assets and liabilities for temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

In May 2007, the Government of India adopted the Indian Finance Act, 2007, that imposed MAT on Indian companies that benefit from a tax holiday with effect from April 1, 2007. Any MAT paid by us can be used as a credit against corporate income taxes payable by us after expiry of the tax holiday for up to seven years, subject to the satisfaction of certain conditions. In accordance with SFAS No. 109 “Accounting for Income Taxes,” a deferred tax asset of $3.0 million has been recognized as of June 30, 2008.

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

Entity	Tax Year	Issue	Amount demanded	Amount deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.2 million	$2.2 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.3 million	$2.3 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.4 million	$1.6 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.8 million	$0.4 million

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

Revenue Recognition

We derive revenues from services provided on a cost-plus, time-and-materials, fixed price, contingent fee or unit-priced basis. We recognize revenues as services are rendered, provided that persuasive evidence of an arrangement exists, there are no remaining obligations with respect to the services rendered and collection is considered probable. We invoice clients in accordance with agreed rates and billing arrangements. We recognize revenues from the last billing date to the balance sheet date as unbilled revenues, and we recognize billings in excess of revenues earned or advances received from clients as deferred revenue.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position, we believe we have adequately accrued for probable exposures as of June 30, 2008. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At June 30, 2008, we performed an analysis of the deferred tax asset valuation allowance on our Indian subsidiaries and concluded that a valuation allowance offsetting certain deferred tax assets be recorded, on the basis that it is more likely than not that there will not be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each reporting period. See Note 9, “Income Taxes,” in the notes to our unaudited consolidated financial statements for the three and six months ended June 30, 2008.

Stock-based Compensation

Significant factors considered in determining the fair value of stock awards are as follows. We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in SAB 107 until December 31, 2007. Effective January 1, 2008, the estimated expected term of options granted has been revised based on historical experience since October 2006, which is representative of the expected term of the options. Effective January 1, 2008, the volatility has been calculated based on the volatility of our common stock and the volatility of stocks of comparative companies. Prior to this, volatility was calculated based on the volatility of stocks of comparative companies. The risk-free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

At June 30, 2008, forward exchange contracts of $84.3 million and GBP41.7 million were outstanding. We have evaluated the effectiveness of all our forward exchange contracts. For the three months ended June 30, 2008 and June 30, 2007, net gains/(losses) from ineffective cash flow hedges included in our unaudited consolidated statements of income totaled ($0.1) million and $0.9 million, respectively. For the six months ended June 30, 2008 and June 30, 2007, net gains/(losses) from ineffective cash flow hedges included in our unaudited consolidated statements of income totaled $0.2 million and $1.0 million, respectively. For hedge contracts discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in accumulated comprehensive income are reclassified to earnings.

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

Results of Operations

The following table summarizes our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues(1)	$53,687,455	$42,646,251	$104,535,795	$82,150,252
Revenues (from related parties)(1)	128,340	373,588	228,630	724,035

Total revenues	$53,815,795	$43,019,839	$104,764,425	$82,874,287
Cost of revenues (exclusive of depreciation and amortization)(2)	33,911,941	28,798,645	66,276,768	53,280,613

Gross profit	19,903,854	14,221,194	38,487,657	29,593,674

Operating expenses:
General and administrative expenses(3)	8,599,809	6,805,341	17,064,858	12,840,888
Selling and marketing expenses(3)	2,910,467	2,027,727	5,284,817	3,991,257
Depreciation and amortization(4)	3,133,158	2,764,035	5,836,197	5,204,937

Total operating expenses	14,643,434	11,597,103	28,185,872	22,037,082

Income from operations	5,620,420	2,624,091	10,301,785	7,556,592
Other income/(expense):
Foreign exchange gain/(loss)	(143,581)	2,294,904	1,673,227	2,865,011
Interest and other income	611,446	1,018,782	1,191,924	2,026,584
Interest expense	(7,631)	(9,559)	(41,931)	(27,080)

Income before income taxes	5,720,654	5,928,218	13,125,005	12,421,107
Income tax provision/(benefit)	456,582	308,170	1,061,121	1,392,433

Net income to common stockholders	$5,264,072	$5,620,048	$12,063,884	$11,028,674

Basic earnings per share to common stockholders	$0.18	$0.20	$0.42	$0.39
Diluted earnings per share to common stockholders	$0.18	$0.19	$0.41	$0.38
Weighted-average number of shares used in computing earnings per share:
Basic	28,799,510	28,495,781	28,778,337	28,319,530
Diluted	29,351,038	29,210,372	29,321,982	29,050,897

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues.
(2)	Cost of revenues includes $0.5 million and $0.3 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2008 and June 30, 2007, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 10 to our unaudited consolidated financial statements. Cost of revenues excludes depreciation and amortization related to fixed assets.

(3)	General and administrative expenses and selling and marketing expenses includes $1.4 million and $0.8 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $2.3 million and $1.4 million for the six months ended June 30, 2008 and June 30, 2007, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 10 to our unaudited consolidated financial statements.

(4)	Depreciation and amortization includes $0.2 million and $0.6 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $0.4 million and $1.2 million for the six months ended June 30, 2008 and June 30, 2007, respectively, of amortization of intangibles as described in Note 3 to our unaudited consolidated financial statements.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Our results of operations for the three months ended June 30, 2008 were favorably impacted by an increase in revenues attributable to the increase in Outsourcing and Transformation Services revenues and the depreciation of the Indian rupee against the U.S. Dollar in this quarter. This was more than offset by significant decrease in gains recorded as a result of movement of the Indian rupee against the U.S. Dollar relative to our hedged position and a decrease in utilization rates attributable to our recent expansion in the Philippines. The exchange rate fluctuations will have a positive or a negative impact on our net income depending on the direction of fluctuation.

Revenues. Revenues increased 25.1% from $43.0 million for the three months ended June 30, 2007 (including $2.2 million of reimbursable expenses) to $53.8 million for the three months ended June 30, 2008 (including $3.7 million of reimbursable expenses). The increase in revenues was primarily due to an increase in Outsourcing and Transformation Services revenues. Revenue increases from existing clients were attributable to volume increases within existing processes and the addition of new processes.

Cost of Revenues. Cost of revenues increased 17.8% from $28.8 million for the three months ended June 30, 2007 to $33.9 million for the three months ended June 30, 2008. Salaries and personnel expenses for the Company increased from $20.4 million in the three months ended June 30, 2007 to $24.4 million in the three months ended June 30, 2008 as a result of an increase in headcount and salary levels. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs for the Company increased from $2.7 million for the three months ended June 30, 2007 to $3.3 million for the three months ended June 30, 2008, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues includes $0.5 million and $0.3 million for the three months ended June 30, 2008 and June 30, 2007, respectively, for non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues decreased from 66.9% for the three months ended June 30, 2007 to 63.0% for the three months ended June 30, 2008.

Gross Profit. Gross profit increased 40.0% from $14.2 million for the three months ended June 30, 2007 to $19.9 million for the three months ended June 30, 2008. The increase in gross profit was primarily the result of increased revenue and the depreciation of the Indian rupee with respect to the U.S. dollar. Gross profit as a percentage of revenues increased from 33.1% for the three months ended June 30, 2007 to 37.0% for the three months ended June 30, 2008.

SG&A Expenses. SG&A expenses increased 30.3% from $8.8 million for the three months ended June 30, 2007 to $11.5 million for the three months ended June 30, 2008. General and administrative expenses increased 26.4% from $6.8 million for the three months ended June 30, 2007 to $8.6 million for the three months ended June 30, 2008 and selling and marketing expenses increased 43.5% from $2.0 million for the three months ended June 30, 2007 to $2.9 million for the three months ended June 30, 2008. Salary and personnel expenses increased from $4.2 million for the three months ended June 30, 2007 to $5.1 million for the three months ended June 30, 2008 primarily due to the addition of corporate staff. Over all General and administrative expenses increased by $0.8 million due to the addition of a new center in the Philippines and a one-time cost associated with setting up the unit. SG&A expenses include $1.4 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively, of non-cash amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses increased from 20.5% for the three months ended June 30, 2007 to 21.4% for the three months ended June 30, 2008.

Depreciation and Amortization. Depreciation and amortization increased 13.4% from $2.8 million for the three months ended June 30, 2007 to $3.1 million for the three months ended June 30, 2008. This increase was due to expansion of our infrastructure, including our new 900-workstation facility in Pasay City, Philippines, which became operational in April 2008. However, this was slightly offset by a decrease in amortization of intangibles. As we add more facilities, we expect that depreciation expense will increase to reflect the additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations increased 100.5% from $2.6 million for the three months ended June 30, 2007 to $5.3 million for the three months ended June 30, 2008. As a percentage of revenues, income from operations increased from 6.1% for the three months ended June 30, 2007 to 9.8% for the three months ended June 30, 2008. The increase in income from operations was primarily the result of increased revenues and the depreciation of the Indian rupee with respect to the U.S. dollar.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income and interest expense. Other income decreased from $3.3 million for the three months ended June 30, 2007 to $0.5 million for the three months ended June 30, 2008 as a result of the decrease in foreign exchange gains and the decrease in interest income during the three months ended June 30, 2008 by $0.4 million as compared to the three months ended June 30, 2007 due to lower prevailing market interest rates.

Provision for Income Taxes. Provision for income taxes increased 48.2% from $0.3 million for the three months ended June 30, 2007 to $0.5 million for the three months ended June 30, 2008. The effective rate of taxes has increased from 5.2% for the three months ended June 30, 2007 to 8.0% for the three months ended June 30, 2008. This is due to changes in the geographic distribution of our income and a change in the transfer pricing agreements among ExlService Holdings, Exl India and NCOP. We determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made certain changes to the transfer pricing agreements effective from April 2007. The effective rate of taxes for the year ended December 31, 2007 was 7.2%.

Net Income to Common Stockholders. Net income to common stockholders decreased 6.3% from $5.6 million for the three months ended June 30, 2007 to $5.3 million for the three months ended June 30, 2008. Net income decreased due to the significant decrease in gains recorded as a result of movement of the Indian rupee against the U.S. Dollar relative to our hedged position and a decrease in interest income due to lower prevailing market interest rates. As a percentage of revenues, net income decreased from 13.1% for the three months ended June 30, 2007 to 9.8% for the three months ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Our results of operations for the six months ended June 30, 2008 were favorably impacted by an increase in revenues attributable to the increase in Outsourcing and Transformation Services revenues. This was offset by negative impact due to the strengthening of the Indian rupee with respect to the U.S. dollar and a decrease in utilization rates attributable to our recent expansion in the Philippines. The exchange rate fluctuations will have a positive or a negative impact on our net income depending on the direction of fluctuation.

Revenues. Revenues increased 26.4% from $82.9 million for the six months ended June 30, 2007 (including $4.0 million of reimbursable expenses) to $104.8 million for the six months ended June 30, 2008 (including $6.8 million of reimbursable expenses). The increase in revenues was primarily due to an increase in Outsourcing and Transformation Services revenues. Revenues attributable to ten new clients obtained during the six months ended June 30, 2008 was $1.6 million. Revenue increases from existing clients were attributable to volume increases within existing processes and the addition of new processes.

Cost of Revenues. Cost of revenues increased 24.4% from $53.3 million for the six months ended June 30, 2007 to $66.3 million for the six months ended June 30, 2008. Salaries and personnel expenses for the Company increased from $37.4 million in the six months ended June 30, 2007 to $46.8 million in the six months ended June 30, 2008 as a result of an increase in headcount and salary levels. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. Facilities operating costs for the Company increased from $4.8 million for the six months ended June 30, 2007 to $6.6 million for the six months ended June 30, 2008, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues also increased due to strengthening of the Indian rupee with respect to the U.S. dollar. Cost of revenues includes $0.6 million and $0.5 million for the six months ended June 30, 2008 and June 30, 2007, respectively, for non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues decreased from 64.3% for the six months ended June 30, 2007 to 63.3% for the six months ended June 30, 2008.

Gross Profit. Gross profit increased 30.1% from $29.6 million for the six months ended June 30, 2007 to $38.5 million for the six months ended June 30, 2008. The increase in gross profit was primarily the result of increased revenue. Gross profit as a percentage of revenues increased from 35.7% for the six months ended June 30, 2007 to 36.7% for the six months ended June 30, 2008 due to exchange rate fluctuations.

SG&A Expenses. SG&A expenses increased 32.8% from $16.8 million for the six months ended June 30, 2007 to $22.3 million for the six months ended June 30, 2008. General and administrative expenses increased 32.9% from $12.8 million for the six months ended June 30, 2007 to $17.1 million for the six months ended June 30, 2008 and selling and marketing expenses increased 32.4% from $4.0 million for the six months ended June 30, 2007 to $5.3 million for the six months ended June 30, 2008. Salary and personnel expenses increased from $8.1 million for the six months ended June 30, 2007 to $10.9 million for the six months ended June 30, 2008. These increases were primarily due to the addition of corporate staff and a decrease in utilization rates attributable to our recent expansion in the Philippines. Over all General and administrative expenses increased by $1.5 million due to the addition of a new center in the Philippines and a one-time cost associated with setting up the unit. SG&A expenses include $2.3 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively, of non-cash amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses increased from 20.3% for the six months ended June 30, 2007 to 21.3% for the six months ended June 30, 2008.

Depreciation and Amortization. Depreciation and amortization increased 12.1% from $5.2 million for the six months ended June 30, 2007 to $5.8 million for the six months ended June 30, 2008. This increase was due to exchange rate fluctuations and expansion of our infrastructure. However, this was slightly offset by a decrease in amortization of intangibles. As we add more facilities, we expect that depreciation expense will increase to reflect the additional investment in equipment and facilities necessary to meet service requirements.

Income From Operations. Income from operations increased 36.3% from $7.6 million for the six months ended June 30, 2007 to $10.3 million for the six months ended June 30, 2008. As a percentage of revenues, income from operations increased from 9.1% for the six months ended June 30, 2007 to 9.8% for the six months ended June 30, 2008. The increase in income from operations was primarily due to the increase in revenues.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income and interest expense. Other income decreased from $4.9 million for the six months ended June 30, 2007 to $2.8 million for the six months ended June 30, 2008 as a result of the decrease in foreign exchange gains and the decrease in interest income during the six months ended June 30, 2008 by $0.8 million as compared to the six months ended June 30, 2007 due to lower prevailing market interest rates.

Provision for Income Taxes. Provision for income taxes decreased 23.8% from $1.4 million for the six months ended June 30, 2007 to $1.1 million for the six months ended June 30, 2008. The effective rate of taxes has decreased from 11.2% for the six months ended June 30, 2007 to 8.1% for the six months ended June 30, 2008. This is due to changes in the geographic distribution of our income and a change in the transfer pricing agreements among ExlService Holdings, Exl India and NCOP. We determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made certain changes to the transfer pricing agreements effective from April 2007. The effective rate of taxes for the year ended December 31, 2007 was 7.2%.

Net Income to Common Stockholders. Net income to common stockholders increased 9.4% from $11.0 million for the six months ended June 30, 2007 to $12.1 million for the six months ended June 30, 2008. Net income increased due to the increased revenue, impact of exchange rates after considering hedge gains and a decrease in interest income due to lower prevailing market interest rates. The increase in net income to common stockholders does not represent a trend in our results of operations and will vary as we build capacity for future ramp ups and exchange rates fluctuate. As a percentage of revenues, net income decreased from 13.3% for the six months ended June 30, 2007 to 11.5% for the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2008, we had $97.7 million in cash and cash equivalents on hand.

Cash provided by operating activities increased from $1.1 million in the six months ended June 30, 2007 to $8.3 million in the six months ended June 30, 2008. Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The increase in cash flows from operations is predominantly due to the increase in net income adjusted for non-cash items and reduction in accounts receivable, other assets and deferred revenue. This was offset by outflows due to increase in prepaid expenses and other current assets and payment of accounts payable and accrued expenses and other current liabilities. Net income adjusted for non-cash items increased in the six months ended June 30, 2008 by $5.0 million compared to the six months ended June 30, 2007 due to the continued growth in our business.

Cash used in investing activities increased to $12.2 million in the six months ended June 30, 2008 from $4.9 million in the six months ended June 30, 2007. The increase is a result of the purchase of fixed assets including purchase of fixed assets for our new facility in the Philippines and payment made towards purchase consideration for an acquisition made in six months ended June 30, 2008.

Cash flows from financing activities decreased from an inflow of $0.9 million in the six months ended June 30, 2007 to an inflow of $0.3 million in the six months ended June 30, 2008. This is due to reduction in proceeds from exercise of stock options in the six months ended June 30, 2008.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we have made significant capital investments, primarily related to new facilities. Capital expenditures we make to meet client needs represent primarily leasehold improvements to build out facilities, telecommunications equipment, and computer hardware and software we purchase in connection with managing client operations. We incurred $10.5 million of capital expenditures in the six months ending June 30, 2008 from $4.9 million in the six months ended June 30, 2007. We expect to incur approximately $20.0 million of capital expenditures in 2008 primarily to meet the growth requirements of our clients, including expanding our facilities in India and in the Philippines, as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts.

In addition, in connection with the tax assessment orders issued against EXL India and Exl Inc., we may be required to deposit additional amounts with respect to similar orders for subsequent years that may be received by us.

We anticipate that we will continue to rely upon cash from operating activities and cash on hand to finance our capital expenditures and working capital needs. We believe that cash flow from operations and cash on hand will be sufficient to meet our ongoing capital expenditure, working capital and other cash needs over the next two years. If we have significant growth through acquisitions or require additional operating facilities to service client contracts, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements or obligations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value. SFAS No. 159 was effective as of January 1, 2008. The implementation of SFAS No. 159 did not have a material impact on our consolidated financial position, consolidated statements of income or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141 (revised 2007)”). SFAS No.141 (revised 2007) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No.161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS No. 161 and therefore had not adopted SFAS No. 161 as of June 30, 2008.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 with early adoption prohibited.

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

Components of Market Risk

Exchange Rate Risk. The functional currency of ExlService Holdings, and our subsidiaries Exl Inc., Inductis LLC and Inductis Inc., is the U.S. dollar. The functional currency of Exl India, NCOP, Inductis India and ESSPL is the Indian rupee. The functional currency of Exl UK is the U.K. pound sterling. The functional currency of Inductis (Singapore) Pte Limited is the Singapore dollar. The functional currency of Exl Philippines is the Philippines Peso. In each case, the functional currency is the currency of the primary economic environment in which that entity operates. Monetary assets and liabilities in foreign currency are translated into functional currency at the rate of exchange prevailing on the related balance sheet dates. Transactions in foreign currencies are translated into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction-related foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations. The assets and liabilities of subsidiaries are translated into U.S. dollars at the rate of exchange prevailing on the related balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Resulting translation adjustments are included in the “accumulated other comprehensive income/ (loss)” in our June 30, 2008 unaudited consolidated balance sheet.

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.K. pounds sterling or U.S. dollars (52.6% and 47.0%, respectively, for the three months ended June 30, 2008 and 52.9% and 46.8%, respectively, for the six months ended June 30, 2008, as compared to 54.0% and 45.8%, respectively, for the three months ended June 30, 2007 and 52.9% and 46.9%, respectively, for the six months ended June 30, 2007), most of our expenses (64.5% in the three months ended June 30, 2008 and 65.5% in the six months ended June 30, 2008, as compared to 69.1% in the three months ended June 30, 2007 and 65.7% in the six months ended June 30, 2007) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, U.K. pound sterling, Philippines Peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable. Based upon our level of operations during the three and six months ended June 30, 2008 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the U.K. pound sterling against the U.S. dollar would have increased/decreased revenues in the three months ended June 30, 2008 and six months ended June 30, 2008 by approximately $1.4 million and $2.8 million, respectively. Similarly, a 5.0% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our expenses incurred and paid in Indian rupees in the three months ended June 30, 2008 by approximately $1.7 million and in the six months ended June 30, 2008 by approximately $3.4 million.

We have sought to reduce the effect of Indian rupee and U.K. pound sterling (GBP) exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of cost incurred in our India operations. Forward exchange contracts with a notional amount of $84.3 million and GBP41.7 million was outstanding at June 30, 2008 and of $44.3 million and GBP31.4 million were outstanding at December 31, 2007. The forward foreign exchange contracts typically mature within twelve months must be settled on the day of maturity and may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and U.K. pound sterling foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

Interest Rate Sensitivity. We had cash, cash equivalents and restricted cash totaling $98.2 million at June 30, 2008. During the three months ended June 30, 2008 and six months ended June 30 2008, these amounts were invested principally in a short-term investment portfolio primarily comprised of investment grade commercial paper, U.S. treasury bills, mutual funds and money market accounts. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1.0% decrease in short term rates would reduce our interest income for the three months ended June 30, 2008 by approximately $0.1 million and for the six months ended June 30, 2008 by approximately $0.3million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Entity	Tax Year	Issue	Amount demanded	Amount deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.2 million	$2.2 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.3 million	$2.3 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.4 million	$1.6 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.8 million	$0.4 million

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our unaudited consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future. Amounts paid as deposits in respect of the assessments described above, totaling $6.6 million and $4.3 million as of June 30, 2008 and December 31, 2007, respectively, are included in “Other Assets” in our consolidated balance sheet.

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

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2008, the Company acquired 650 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $15,889. The purchase price of $24.44 per share was the average of the high and low price of our shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. During the six months ended June 30, 2008, the Company acquired 1,253 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $28,828. These shares are held as treasury stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2008 Annual Meeting of Stockholders on June 19, 2008 at its offices in New York, New York. Of the 28,778,799 shares of common stock entitled to vote at the meeting, 26,383,933 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:

(1) The stockholders elected the following Directors to serve until the Company’s 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The votes were as follows:

Name of Director	Votes in Favor	Votes Withheld
David B. Kelso	26,312,951	70,982
Clyde W. Ostler	26,313,618	70,315
Vikram Talwar	26,239,909	144,024

(2) The stockholders ratified the selection of Ernst & Young LLP as the independent registered public account firm of the Company for fiscal year 2008. The votes were as follows:

Votes For	Votes Against	Abstained
26,378,293	3,400	2,240

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

3.1	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of ExlService Holdings, Inc. filed on April 30, 2008).

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: August 11, 2008	By:	/S/ MATTHEW APPEL
Matthew Appel Chief Financial Officer
(Duly Authorized Signatory, Principal Financial and Accounting Officer)