Form 10-Q
period 2008-09-30
ExlService Holdings, Inc.
filed 2008-11-10
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, there were 28,847,668 shares of the registrant’s common stock outstanding (excluding 179,027 shares held in treasury), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$101,753,142	$101,405,889
Restricted cash	237,811	283,436
Short-term investments	153,242	252,561
Accounts receivable, net of allowance for doubtful accounts of $136,711 at September 30, 2008 and $85,539 at December 31, 2007	41,795,992	38,513,774
Accounts receivable from related parties	85,840	338,629
Employee receivables	483,092	225,278
Prepaid expenses	1,730,423	2,426,242
Deferred tax assets	2,383,034	3,091,961
Prepaid income tax	1,497,225	—
Other current assets	2,939,275	7,190,909
Current assets of discontinued operations	—	9,412,814

Total current assets	153,059,076	163,141,493

Fixed assets, net	24,112,708	24,142,470
Intangibles, net of amortization	50,622	340,000
Goodwill	17,703,020	16,785,487
Restricted cash	247,312	244,121
Deferred tax assets	3,441,351	3,403,563
Other assets	8,504,777	7,631,029
Non-current assets of discontinued operations	—	2,673,682

Total assets	$207,118,866	$218,361,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,152,052	$6,389,272
Deferred revenue	1,968,409	4,440,261
Accrued employee cost	11,909,302	12,893,462
Other accrued expenses and current liabilities	23,599,512	17,103,150
Income taxes payable	—	725,622
Current portion of capital lease obligation	141,435	125,960
Current liabilities of discontinued operations	—	1,893,265

Total current liabilities	39,770,710	43,570,992

Capital lease obligations, less current portion	212,216	258,399
Other non-current liabilities	3,236,837	471,042
Non-current liabilities of discontinued operations	—	81,643

Total liabilities	43,219,763	44,382,076

Preferred stock, $0.001 par value; 15,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,026,695 shares issued and outstanding as of September 30, 2008 and 28,891,043 shares issued and outstanding as of December 31, 2007	29,027	28,891
Additional paid-in capital	115,976,713	110,988,552
Retained earnings	66,601,804	55,708,233
Accumulated other comprehensive income/(loss)	(18,154,747)	7,570,026

	164,452,797	174,295,702

Less: 179,027 shares as of September 30, 2008 and 163,690 shares as of December 31, 2007, held in treasury, at cost	(553,694)	(315,933)

Total stockholders’ equity	163,899,103	173,979,769

Total liabilities and stockholders’ equity	$207,118,866	$218,361,845

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$46,354,247	$38,993,700	$137,572,110	$107,612,586
Revenues (from related parties)	218,655	538,750	447,285	1,262,785

Total revenues	46,572,902	39,532,450	138,019,395	108,875,371
Cost of revenues (exclusive of depreciation and amortization)	28,046,252	25,975,507	86,902,523	72,792,231

Gross profit	18,526,650	13,556,943	51,116,872	36,083,140

Operating expenses:
General and administrative expenses	7,348,869	6,873,549	24,193,187	19,456,574
Selling and marketing expenses	3,081,174	2,556,621	8,365,991	6,547,878
Depreciation and amortization	2,832,082	2,368,489	8,301,254	6,700,667

Total operating expenses	13,262,125	11,798,659	40,860,432	32,705,119

Income from continuing operations	5,264,525	1,758,284	10,256,440	3,378,021
Other income/(expense):
Foreign exchange gain/(loss)	(6,636,434)	2,118,766	(5,846,928)	5,002,224
Interest and other income	1,173,444	1,018,015	2,351,680	3,035,481
Interest expense	(16,512)	(12,834)	(58,330)	(39,848)

Income/(loss) from continuing operations before income taxes	(214,977)	4,882,231	6,702,862	11,375,878
Income tax provision/(benefit)	(589,309)	870,792	(983,498)	891,539

Income from continuing operations	374,332	4,011,439	7,686,360	10,484,339
Income/(loss) from discontinued operations, net of taxes	(1,449,594)	2,228,001	3,302,262	6,783,775

Net income/(loss) to common stockholders	$(1,075,262)	$6,239,440	$10,988,622	$17,268,114

Earnings/(loss) per share(a):
Basic:
Continuing operations	$0.01	$0.14	$0.27	$0.37
Discontinued operations	(0.05)	0.08	0.11	0.24

Net income/(loss) to common stockholders	$(0.04)	$0.22	$0.38	$0.61

Diluted:
Continuing operations	$0.01	$0.14	$0.26	$0.36
Discontinued operations	(0.05)	0.08	0.11	0.23

Net income/(loss) to common stockholders	$(0.04)	$0.21	$0.38	$0.59

Weighted-average number of shares used in computing earnings per share:
Basic	28,846,137	28,644,120	28,801,102	28,387,242
Diluted	29,127,304	29,115,603	29,257,254	29,096,915

(a)	Per share amounts may not foot due to rounding.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$10,988,622	$17,268,114
Income from discontinued operations, net of taxes	(3,302,262)	(6,783,775)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,301,254	6,700,667
Amortization of deferred stock compensation and other non-cash compensation	4,426,171	3,362,002
Non employee stock options	193,391	379,626
Unrealized foreign exchange (gain)/loss	4,921,120	(1,063,711)
Deferred income taxes	241,529	(456,469)
Excess tax benefit from stock-based compensation	(27,692)	(631,861)
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(40,073)	679,482
Accounts receivable	(4,045,907)	(12,518,714)
Prepaid expenses and other current assets	(265,545)	2,994,945
Accounts payable	(1,726,465)	(932,374)
Deferred revenue	(2,272,042)	(2,266,560)
Accrued expenses and other liabilities	2,181,882	3,986,027
Income taxes payable	(2,159,825)	(1,692,359)
Other assets	(3,060,559)	(5,197,532)

Net cash provided by operating activities - continuing operations	14,353,599	3,827,508
Net cash provided by operating activities - discontinued operations	4,063,890	7,552,895

Net cash provided by operating activities	18,417,489	11,380,403

Cash flows from investing activities:
Purchase of fixed assets	(12,815,400)	(7,015,584)
Business acquisition	(1,949,276)	—
Proceeds from sale of discontinued operations	911,059	—

Net cash used in investing activities - continuing operations	(13,853,617)	(7,015,584)
Net cash used in investing activities - discontinued operations	(40,025)	(66,742)

Net cash used in investing activities	(13,893,642)	(7,082,326)

Cash flows from financing activities:
Principal payments on capital lease obligations	(62,151)	(223,173)
Proceeds from exercise of stock options	385,385	1,086,967
Excess tax benefit from stock-based compensation	27,692	631,861
Acquisition of treasury stock	(237,761)	(280,417)

Net cash provided by financing activities	113,165	1,215,238

Effect of exchange rate changes on cash and cash equivalents	(5,093,604)	136,525

Net increase/(decrease) in cash and cash equivalents	(456,592)	5,649,840
Cash and cash equivalents at the beginning of the year (includes $803,845 at January 1, 2008 and $619,710 at January 1, 2007 for discontinued operations)	102,209,734	85,366,103
Less cash and equivalents of discontinued operations at end of period	—	2,503,844

Cash and equivalents at end of period	$101,753,142	$88,512,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$43,435	$30,168
Cash paid for taxes	$3,358,595	$6,605,404
Supplemental disclosure of non-cash information:
Assets acquired under capital lease	$205,740	$232,765
Fair value of shares issued for non-cash consideration	$—	$5,449,042

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries ExlService.com, Inc. (“Exl Inc.”), ExlService Philippines, Inc. (“Exl Philippines”), exlService.com (India) Private Limited (“Exl India”), Exl Support Services Pvt. Ltd. (“ESSPL”), ExlService (U.K.) Limited (“Exl UK”) and Inductis Inc. and its wholly owned subsidiaries (“Inductis”), including Inductis LLC (“Inductis LLC”), Inductis India Private Limited (“Inductis India”) and Inductis (Singapore) Pte Limited (“Inductis Singapore”) (collectively, the “Company”), is a leading provider of Outsourcing services (“Outsourcing Services”) and Transformation services (“Transformation Services”). The Company’s clients are located principally in the United States and the United Kingdom.

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

Certain prior period amounts, including amounts contained in the audited Consolidated Balance Sheet at December 31, 2007, have been reclassified in the consolidated financial statements to conform to the 2008 presentation. These reclassifications reflect the presentation of discontinued operations of Noida Customer Operations Private Limited (“NCOP”), previously included in the Outsourcing Services segment. On August 11, 2008, the Company completed the sale of all of its shares of NCOP to Aviva Global Services Singapore Pte Ltd. (see Note 14).

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

Foreign Currency

The functional currency of each entity in the Company is its respective local country currency, which is also the currency of the primary economic environment in which it operates unless otherwise specified. Monetary assets and liabilities in foreign currencies are re-measured into functional currency at the rates of exchange prevailing at the balance sheet dates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. These transaction foreign exchange gains and losses are recorded in the accompanying unaudited consolidated statements of income.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Pursuant to our investment policy, our surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper, mutual funds and money market accounts to reduce our exposure to market risk with regard to these funds.

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

Revenue Recognition

The Company derives its revenues from Outsourcing Services and from Transformation Services. Revenues from Outsourcing Services are recognized primarily on a time-and-material, cost-plus or unit-priced basis; revenues from Transformation Services are recognized primarily on a time-and-material, fixed price or contingent fee basis. The services provided within our contracts generally contain one unit of accounting. Revenue is recognized under our contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of amounts billed is reasonably assured.

Revenue is recognized on time-and-material contracts primarily on the basis of full time equivalent employees, including direct and indirect costs, incurred on a client contract. Revenue is recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit mark-up. Revenue is recognized on unit-price based contracts based on the number of specified units of work (such as the number of e-mail responses) delivered to a client. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turn around time or accuracy), we monitor such service level parameters to determine if any service credits or penalties have been incurred. Revenue is recognized net of any service credits that are due to a client. We have experienced minimal credits and penalties to date.

Revenue is recognized on fixed-price contracts using the proportional performance method. We estimate the proportional performance of a contract by comparing the actual number of hours or days worked to date to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. We regularly monitor our estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

Revenue on contingent fee based contracts is recognized when the related contingency has been met to the client’s satisfaction.

The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date.

Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Three months ended September 30, 2008	$2,742,128
Three months ended September 30, 2007	$1,801,184
Nine months ended September 30, 2008	$9,276,107
Nine months ended September 30, 2007	$5,430,460

During the three months ended September 30, 2008, two clients accounted for 23% and 11%, respectively, of the Company’s total revenues. During the three months ended September 30, 2007, two clients accounted for 30% and 13%, respectively, of the Company’s total revenues.

During the nine months ended September 30, 2008, two clients accounted for 25% and 11%, respectively, of the Company’s total revenues. During the nine months ended September 30, 2007, two clients accounted for 30% and 14%, respectively, of the Company’s total revenues.

As of September 30, 2008, two clients accounted for 27% and 18%, respectively, of the Company’s total accounts receivable. As of December 31, 2007, two clients accounted for 30% and 24%, respectively, of the Company’s total accounts receivable.

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

Based on the results of its first step impairment tests performed on October 1, 2007, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event the Company records an impairment loss in the future, such amount will not be deductible for tax purposes. As of September 30, 2008, the Company’s goodwill balance was $17,703,020. Following are details of the Company’s goodwill balance:

Goodwill:
	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2008	$—	$16,785,487	$16,785,487
Goodwill arising from acquisition	1,117,016	—	1,117,016
Foreign currency translation	(21,329)	—	(21,329)
Allocation of goodwill to discontinued operations	(178,154)	—	(178,154)

Balance at September 30, 2008	$917,533	$16,785,487	$17,703,020

On August 11, 2008, the Company sold all of its shares of NCOP, subject to certain post-closing adjustments, to Aviva Global Services Singapore Pte Ltd. Pursuant to the sale of the business, the Company allocated goodwill to discontinued operations. The remaining goodwill of the Outsourcing Services segment was not impaired as of August 11, 2008.

Intangible assets are carried at cost less accumulated amortization. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful lives of the intangible assets are as follows:

Client relationships	1-2 years
Trademarks	1.5 years
Non-compete agreements	1 year

Segment Information

Effective April 1, 2008, we modified our reportable segments to reflect a change in the operating segments of our business to Outsourcing Services and Transformation Services. Prior period information below has been updated to reflect the change. The Outsourcing Services segment is comprised of the former Business Process Outsourcing segment excluding process advisory services. The Transformation Services segment is comprised of the former Research and Analytics and Advisory segments with the addition of process advisory services.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues and cost of revenues for each of the three months ended September 30, 2008 and 2007 for Outsourcing Services and Transformation Services, respectively, are as follows:

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$34,536,771	$11,817,476	$46,354,247	$31,144,995	$7,848,705	$38,993,700
Revenues (from related parties)	—	218,655	218,655	—	538,750	538,750

Total revenues	34,536,771	12,036,131	46,572,902	31,144,995	8,387,455	39,532,450
Cost of revenues (exclusive of depreciation and amortization)	20,633,387	7,412,865	28,046,252	20,613,921	5,361,586	25,975,507

Gross profit	$13,903,384	$4,623,266	$18,526,650	$10,531,074	$3,025,869	$13,556,943

Selling, general and administrative expenses			10,430,043			9,430,170
Depreciation and amortization			2,832,082			2,368,489
Foreign exchange gain/(loss)			(6,636,434)			2,118,766
Interest and other income			1,173,444			1,018,015
Interest expense			(16,512)			(12,834)
Income tax provision/(benefit)			(589,309)			870,792

Income from continuing operations			374,332			4,011,439
Income/(loss) from discontinued operations, net of taxes			(1,449,594)			2,228,001

Net income/(loss) to common stockholders			$(1,075,262)			$6,239,440

Revenues and cost of revenues for each of the nine months ended September 30, 2008 and 2007 for Outsourcing Services and Transformation Services, respectively, are as follows:

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$105,597,893	$31,974,217	$137,572,110	$85,631,601	$21,980,985	$107,612,586
Revenues (from related parties)	—	447,285	447,285	382,920	879,865	1,262,785

Total revenues	105,597,893	32,421,502	138,019,395	86,014,521	22,860,850	108,875,371
Cost of revenues (exclusive of depreciation and amortization)	66,510,558	20,391,965	86,902,523	55,826,106	16,966,125	72,792,231

Gross profit	$39,087,335	$12,029,537	$51,116,872	$30,188,415	$5,894,725	$36,083,140

Selling, general and administrative expenses			32,559,178			26,004,452
Depreciation and amortization			8,301,254			6,700,667
Foreign exchange gain/(loss)			(5,846,928)			5,002,224
Interest and other income			2,351,680			3,035,481
Interest expense			(58,330)			(39,848)
Income tax provision/(benefit)			(983,498)			891,539

Income from continuing operations			7,686,360			10,484,339
Income from discontinued operations, net of taxes			3,302,262			6,783,775

Net income to common stockholders			$10,988,622			$17,268,114

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties recognized in accordance with the guidance provided in FIN 48, if any, are being classified as interest expense and general and administrative expense, respectively. The Company did not have any unrecognized tax benefits as a result of the adoption of FIN 48. Moreover, during the period, the Company neither had any unrecognized tax benefits nor recognized any uncertain tax benefits. The Company did not recognize any interest or penalties in the Company’s Consolidated Statement of Income nor did it have any such amounts recognized on the Company’s Consolidated Balance Sheets. In addition, the Company did not have any uncertain tax positions that were expected to significantly change within 12 months of the reporting date.

All U.S. federal and state tax filings of ExlService Holdings and its U.S. subsidiaries for tax years since 2005 are subject to examination by the U.S. federal and state tax authorities, respectively. The Company concluded the Internal Revenue Service examination for the tax year 2004 for ExlService Holdings and its U.S. subsidiaries without any change in the tax return as originally filed. All tax filings of the Company’s subsidiaries in India are subject to examination by the Indian tax authorities for tax years since 2001-02, and the 2003-04 and subsequent tax years are being examined by the Indian tax authorities for EXL India. Tax filings for NCOP are being examined by the Indian tax authorities for tax year 2006-07 and 2007-08. Tax filings for Inductis India are being examined by the Indian tax authorities for tax years 2006-07 and 2007-08. In addition, the tax filings for Exl Inc. for tax years 2003-04 and subsequent tax years are under examination by the Indian tax authorities. All tax filings of the Company’s subsidiaries in the U.K. are subject to examination by U.K. tax authorities for tax years since 2004.

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

Earnings/(loss) Per Share

Basic earnings/(loss) per share are computed by dividing net income/(loss) to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings/(loss) per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents plus the future stock compensation expense on stock options, restricted stock and restricted stock units issued and outstanding at the reporting date. Stock options, restricted stock and restricted stock units that are anti-dilutive are excluded from the computation of weighted average shares outstanding. For the three months ended September 30, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings/(loss) per share includes stock options, restricted stock, and restricted stock units for 281,167 shares and 471,483 shares, respectively. For the nine months ended September 30, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted stock, and restricted stock units for 456,152 shares and 709,673 shares, respectively. The calculation of earnings/(loss) per share for the three months ended September 30, 2008 and 2007 excludes stock options, restricted stock, and restricted stock units for 1,910,548 shares and 558,600 shares, respectively, as their effect would have been anti-dilutive. The calculation of earnings per share for the nine months ended September 30, 2008 and 2007 excludes stock options, restricted stock, and restricted stock units for 1,289,514 shares and 360,000 shares, respectively, as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Income/(loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income/(loss) consists of net earnings/(loss), amortization of actuarial gain/(loss) and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract.

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

The Company had outstanding forward exchange contracts totaling $87,850,000 and GBP27,720,000 as of September 30, 2008 and totaling $44,250,000 and GBP29,000,000 as of December 31, 2007.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the unaudited consolidated statements of income. For the three months ended September 30, 2008 and September 30, 2007, net gain/(loss) from ineffective cash flow hedges included in the unaudited consolidated statement of income totaled ($2,358,351) and $50,182, respectively. For the nine months ended September 30, 2008 and September 30, 2007, net gain/(loss) from ineffective cash flow hedges included in the unaudited consolidated statement of income totaled ($2,189,288) and $972,347, respectively. Such gain/(loss) is included in foreign exchange gain/(loss) in the unaudited consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. For the three months ended September 30, 2008 and September 30, 2007, ($1,281,382) and $0, respectively, were reclassified from accumulated other comprehensive income into earnings because it is not probable that the forecasted transaction would occur. For the nine months ended September 30, 2008 and September 30, 2007, ($1,281,382) and $0, respectively, were reclassified from accumulated other comprehensive income into earnings because it is not probable that the forecasted transaction would occur.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate that approximately $9,500,000 of net derivative losses included in accumulated other comprehensive income/(loss) could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of September 30, 2008. At September 30, 2008, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 21 months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2008:

September 30, 2008
Other current liabilities:
Foreign currency exchange contracts	$9,720,469
Non-current liabilities:
Foreign currency exchange contracts	$2,131,309

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS No. 161 and therefore had not adopted SFAS No. 161 as of September 30, 2008.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 with early adoption prohibited.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS No. 133-1 and FIN 45-4 amend SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS No. 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of FSP FAS No. 133-1 and FIN 45-4 are effective for reporting periods ending after November 15, 2008. FSP FAS No. 133-1 and FIN 45-4 also clarifies the effective date for SFAS No. 161. Disclosures required by SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

3. Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$330,000	$(330,000)	$—
Client relationships	1,554,000	(1,503,378)	50,622
Non-compete agreements	1,460,000	(1,460,000)	—

	$3,344,000	$(3,293,378)	$50,622

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$330,000	$(330,000)	$—
Client relationships	1,360,000	(1,020,000)	340,000
Non-compete agreements	1,460,000	(1,460,000)	—

	$3,150,000	$(2,810,000)	$340,000

Amortization expense for the three months ended September 30, 2008 and September 30, 2007 was $50,625 and $225,000, respectively. Amortization expense for the nine months ended September 30, 2008 and September 30, 2007 was $483,378 and $1,405,000, respectively. The estimated amortization of intangible assets on a straight-line basis for the year ending September 30, 2009 is $50,622.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Comprehensive Income/(Loss):

The following table sets forth the components of comprehensive income/(loss) for the three and nine months ended September 30, 2008 and September 30, 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income/(loss) available to common stockholders	$(1,075,262)	$6,239,440	$10,988,622	$17,268,114
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges	1,481,722	561,919	(17,253,239)	6,294,538
Foreign currency translation adjustment	(4,338,980)	585,782	(8,388,426)	1,964,038
Transition adjustment for FAS 158	—	—	31,337	—
Actuarial loss for FAS 158	(33,120)	—	(114,445)	—

Total other comprehensive income/(loss)	(2,890,378)	1,147,701	(25,724,773)	8,258,576

Total comprehensive income/(loss)	$(3,965,640)	$7,387,141	$(14,736,151)	$25,526,690

5. Fixed Assets:

Fixed assets consist of the following:

	Estimated Useful Life (Years)	September 30, 2008	December 31, 2007
Network equipment, cabling and computers	3-5	$28,805,133	$26,581,560
Buildings	30	1,693,366	2,032,454
Land	—	1,107,856	1,306,125
Leasehold improvements	3-5	11,637,505	10,271,950
Office furniture and equipment	3-7	4,016,326	4,180,635
Motor vehicles	3	830,354	1,009,214
Construction in progress		835,899	1,364,974

		48,926,439	46,746,912
Less: Accumulated depreciation and amortization		(24,813,731)	(22,604,442)

		$24,112,708	$24,142,470

Depreciation and amortization expense for the three months ended September 30, 2008 and September 30, 2007 was $2,781,457 and $2,143,489, respectively. Depreciation and amortization expense for the nine months ended September 30, 2008 and September 30, 2007 was $7,817,876 and $5,295,667, respectively.

Construction in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service. The cost and accumulated amortization of assets under capital leases at September 30, 2008 were $519,551 and $176,538, respectively and at December 31, 2007 were $606,491 and $168,582, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended September 30, 2008, the Company acquired 14,084 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $208,933. The purchase price of $14.83 per share was the average of the high and low price of our shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. During the nine months ended September 30, 2008, the Company acquired 15,337 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $237,761. These shares are held as treasury stock.

The Company is currently authorized to issue up to 15 million shares of preferred stock, none of which was outstanding as of September 30, 2008 and December 31, 2007.

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

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$68,371	$65,004	$217,278	$234,060
Interest cost	25,581	14,015	73,097	43,780
Actuarial loss	—	—	—	4,447

Net gratuity cost	$93,952	$79,019	$290,375	$282,287

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

The Company contributes to various defined contribution plans on behalf of its employees in India and the Philippines. The assets held by the plans are not reported on the Company’s balance sheet. The contributions made to the plans for each period are as follows:

Three months ended September 30, 2008	$465,266
Three months ended September 30, 2007	$442,467
Nine months ended September 30, 2008	$1,469,894
Nine months ended September 30, 2007	$1,232,512

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Leases

The Company leases motor vehicles for certain of its employees. Such leases are recorded as capital leases with interest rates ranging from 10.5% to 13.5%. Future minimum lease payments under these capital leases at September 30, 2008 are as follows:

Year ending September 30,
2009	$163,862
2010	152,027
2011	74,493

Total minimum lease payments	390,382
Less: amount representing interest	36,731

Present value of minimum lease payments	353,651
Less: current portion	141,435

Long term capital lease obligation	$212,216

The Company conducts its operations using facilities, office furniture and certain equipment leased under non-cancelable operating lease agreements that expire in February 2014. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year ending September 30,
2009	$2,313,176
2010	1,901,596
2011	1,670,691
2012	573,132
2013	573,132
2014 and thereafter	238,805

Total minimum lease payments	$7,270,532

The operating leases are subject to renewal periodically and have scheduled rent increases. We account for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $1,236,446 and $818,242 for the three months ended September 30, 2008 and 2007, respectively. Rent expense under both cancelable and non-cancelable operating leases was $3,874,400 and $2,183,437 for the nine months ended September 30, 2008 and 2007, respectively.

9. Income Taxes

The Company recorded an income tax benefit from continuing operations of $589,309 and $983,498, respectively, for the three and nine months ended September 30, 2008.

The effective rate of taxes attributable to continuing operations has decreased to a tax benefit of 274.1% for the three months ended September 30, 2008, as compared to a tax provision of 17.8% for the three months ended September 30, 2007. The effective rate of taxes attributable to continuing operations has decreased to a tax benefit of 14.7% for the nine months ended September 30, 2008, as compared to a tax provision of 7.8% for the nine months ended September 30, 2007. Changes in our effective rate of taxes are primarily due to the changes in the geographic distribution of our income. Certain of our Indian subsidiaries benefit from a tax holiday until March 2010.

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

The fiscal year under the Indian Income Tax Act ends on March 31 of each year. A portion of the Company’s Indian operations qualifies for exemption from taxable income because its profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning from the year in which the entity commenced commercial operations. Accordingly, Exl India and Inductis India benefit from this deduction. This exemption terminates if the Company ceases to operate in Export Processing Zones or by March 2010 when the tax exemption period expires. ESSPL is not eligible for this deduction. The export revenue of Exl India and Inductis India qualifies for a deduction from taxable income because its profits are attributable to work performed in Export Processing Zones, and a substantial portion of the temporary differences would not have any tax consequences as they will reverse within the tax holiday period. Pursuant to changes in the Indian Income Tax Act from April 1, 2007, the Company has calculated its tax liability after considering the Minimum Alternate Tax (“MAT”). Amounts paid towards MAT can be carried forward and set off against future tax liabilities. In accordance with SFAS No. 109 “Accounting for Income Taxes” a deferred tax asset of $2,208,726 has been recognized as of September 30, 2008 with respect to such payments.

Deferred tax assets represent the tax effect of temporary differences related to the Company’s domestic operations and to the Company’s foreign operations that will reverse after the tax holiday period has expired. At September 30, 2008 and December 31, 2007, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical. Those earnings totaled $49,411,203 and $36,857,841 as of September 30, 2008 and December 31, 2007, respectively.

The deferred tax benefit is primarily attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and arose due to differences in: (i) depreciation rates of fixed assets, (ii) provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act with respect to the Company’s foreign operations, (iii) deferred compensation, (iv) MAT credit entitlement and (v) deferred revenue with respect to the Indian operations of the Company. At September 30, 2008, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiary. Based on this analysis, the Company has concluded that a valuation allowance offsetting certain deferred tax assets should continue to be recorded at September 30, 2008 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance as of September 30, 2008 was approximately $4,300,000.

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

The compensation cost that has been charged against income for our stock-based compensation plan is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of revenue	$396,013	$313,160	$983,395	$814,549
General and administrative expenses	778,085	628,421	2,341,263	1,789,451
Selling and marketing expenses	377,157	217,567	1,101,513	474,144

Total	$1,551,255	$1,159,148	$4,426,171	$3,078,144

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Expected life (years)	5.10	6.25	5.68	6.25
Risk free interest rate	2.52%	4.26%	2.43%	4.85%
Volatility	38%	50%	39%	50%

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2007	1,581,815	$14.38	$14,096,829	8.48
Granted	449,500	$16.55
Exercised	(37,219)	$10.33
Forfeited	(144,855)	$16.17

Outstanding at September 30, 2008	1,849,241	$14.85	$452,660	8.08

Vested and exercisable at September 30, 2008	496,681	$11.15	$452,660	6.99

Available for grant at September 30, 2008	1,589,274

The unrecognized compensation cost for unvested options as of September 30, 2008 is $7,727,215 which is expected to be expensed over a weighted average period of 2.62 years. The weighted-average fair value of options granted during the three months ended September 30, 2008 and September 30, 2007 was $3.30 and $9.89, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2008 and September 30, 2007 was $6.54 and $11.71, respectively. The total fair value of shares vested during the three months ended September 30, 2008 is $395,670. The total fair value of shares vested during the nine months ended September 30, 2008 is $1,410,082.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2007	600,710	$19.14	20,000	$23.47
Granted	198,304	18.47	8,000	17.33
Vested	(98,433)	16.84	(8,000)	18.55
Forfeited	(64,539)	14.23	—	—

Outstanding at September 30, 2008	636,042	$19.67	20,000	$22.99

As of September 30, 2008, unrecognized compensation cost of $10,427,137 is expected to be expensed over a weighted average period of 2.86 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the three months ended September 30, 2008 and September 30, 2007 was $14.03 and $18.33, respectively. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the nine months ended September 30, 2008 and September 30, 2007 was $18.42 and $21.42, respectively.

The Finance Act of India, 2007 has imposed a Fringe Benefit Tax (“FBT”) on equity compensation effective April 1, 2007. The FBT is calculated on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India-based employees. For the three months ended September 30, 2008 and September 30, 2007, the Company recorded FBT expense of approximately $17,918 and $77,572, respectively. For the nine months ended September 30, 2008 and September 30, 2007, the Company recorded FBT expense of approximately $218,254 and $283,858, respectively. The Company recovers FBT from its India-based employees. In accordance with GAAP, the recovery of FBT is treated as additional exercise price and is recorded as an addition to additional paid-in capital in the unaudited consolidated balance sheet. No additional compensation expense was recognized as a result of the modification of equity awards with respect to the recovery of FBT.

The weighted-average intrinsic value set forth in the table above for restricted stock granted to employees who are subject to taxation on such grants in India has been reduced to reflect the expense that the Company will incur for FBT upon vesting of such restricted stock.

Advisory Board Options

During the nine months ended September 30, 2008, the Company granted to members of its advisory board options to purchase 20,000 shares of common stock at an exercise price of $14.85 per share under the 2006 Plan. Using the Black-Scholes valuation model, the fair value of these options at September 30, 2008 was determined to be $50,319.

In 2005, the Company granted to a member of its advisory board options to purchase 10,000 shares of common stock at an exercise price of $11.88 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at September 30, 2008 was determined to be $30,932.

In 2003, the Company also granted to members of its advisory board options to purchase 20,000 shares of common stock at an exercise price of $0.12 per share under the 2003 Plan.

The options granted to the members of the advisory board are included in the stock option activity table above.

These options vest equally over a period of four years and expire ten years from the grant date. For the three months ended September 30, 2008 and September 30, 2007, the Company recorded compensation expense of ($26,043) and $92,230, respectively. For the nine months ended September 30, 2008 and September 30, 2007, the Company recorded compensation expense of ($75,421) and $110,814, respectively. The fair value and related compensation expense will be remeasured for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock at an exercise price of $6.25 per share in July 2004 to one of our clients. The options are fully exercisable and expire ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes valuation model, was approximately $1,792,000. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement. Amortization for the three months ended September 30, 2008 and September 30, 2007 was $89,604 and $89,604, respectively. Amortization for the nine months ended September 30, 2008 and September 30, 2007 was $268,812 and $268,812, respectively. based on historical experience since October 2006, which is representative of the expected term of the options.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Related Party Transactions

The Company received services in India for employee training performed by a company controlled by Vikram Talwar in periods preceding September 2006. This company is one of the many companies rendering such services to Exl India. At September 30, 2008 and December 31, 2007, the Company had a receivable of $0 and $881, respectively, related to these services. The agreement with this company terminated on September 30, 2006.

On January 15, 2008, the Company purchased net assets for a consideration of $1,508,049 plus contingent consideration earned as of September 30, 2008 of $439,138 for a total of $1,947,187 from a company controlled by entities related to the Oak Hill Partnerships. The Company recorded expenses of $0 and $585,314 for the three months ended September 30, 2008 and September 30, 2007, respectively, for transition services performed by the seller prior to the acquisition. The Company recorded expenses of $393,957 and $585,314 for the nine months ended September 30, 2008 and September 30, 2007, respectively, for transition services performed by the seller prior to the acquisition. As of September 30, 2008 and December 31, 2007, the Company had a balance payable of $206,845 and $2,413,846, respectively, related to these transactions.

The Company provides Transformation Services related primarily to compliance with the Sarbanes-Oxley Act of 2002 to Williams Scotsman, Inc., a provider of mobile and modular building solutions in North America. Williams Scotsman, Inc. was controlled by entities related to the Oak Hill Partnerships until October 31, 2007. For the three and nine months ended September 30, 2007, the Company recognized revenue of approximately $304,270 and $394,816, respectively, for fees and expense reimbursements from Williams Scotsman, Inc. At December 31, 2007, the Company had an account receivable of $0 related to these services.

The Company provides Outsourcing Services to MedSynergies, Inc., a provider of outsourced billing, claims administration and payment processing services to healthcare providers. MedSynergies, Inc. is controlled by entities related to FTVentures, one of our former significant stockholders and ceased to be a related party to us during the three months ended June 30, 2007. For the nine months ended September 30, 2007, the Company recorded revenue of $382,920 from MedSynergies, Inc. For such period, MedSynergies, Inc. was a related party.

The Company provides Transformation Services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by entities related to the Oak Hill Partnerships, one of the Company’s significant stockholders. The Company recognized revenue of approximately $218,655 and $447,285 during the three and nine months ended September 30, 2008, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. The Company recognized revenue of approximately $234,480 and $441,700 during the three and nine months ended September 30, 2007, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. At September 30, 2008 and December 31, 2007, the Company had an account receivable of $85,840 and $338,629, respectively, related to these services.

The Company provides Transformation Services to FTVentures, one of the Company’s former significant stockholders. During the three months ended June 30, 2007, FTVentures ceased to be a related party to the Company. For the nine months ended September 30, 2007, the Company recorded revenue of $43,349 for the period FTVentures was a related party.

12. Geographical Information

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
United States	$26,083,670	$22,118,124	$75,073,243	$60,990,345
United Kingdom	20,281,861	17,295,699	62,432,842	47,588,256
India	114,724	81,303	227,559	92,623
Rest of world (excluding India and the Philippines)	92,647	37,324	285,751	204,147

	$46,572,902	$39,532,450	$138,019,395	$108,875,371

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2008	December 31, 2007
Fixed assets, net
India	$18,542,804	$22,323,430
Philippines	4,182,787	17,529
United States	1,238,367	1,746,992
United Kingdom	148,750	54,519

	$24,112,708	$24,142,470

13. Commitments and Contingencies

Fixed Asset Commitments

At September 30, 2008, the Company had committed to spend approximately $2,482,736 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Exl India and Inductis India have been established as “Export-Oriented Undertaking” enterprises under the “Export Import Policy” (the “Policy”) formulated by the Government of India. Pursuant to the Policy, the Company has benefited from certain incentives on import of capital goods. Under the Policy, Exl India and Inductis India must achieve certain export ratios and realize revenues attributable to exports of approximately $310.8 million and $21.8 million, respectively, over a period of five years.

If Exl India and Inductis India are unable to achieve their commitments over the specified period, Exl India and Inductis India may be required to refund such incentives along with penalties and fines. Management, however, believes that Exl India and Inductis India will achieve these export levels within the required timeframe.

Exl Philippines is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. Exl Philippines has an export obligation of $13.1 million during the three year period ending March 31, 2011. The registration has also provided the Company with certain incentives on the import of capital goods. Management believes that Exl Philippines will achieve these export levels within the required timeframe.

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

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.0 million	$2.0 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.1 million	$2.1 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.1 million	$1.5 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.7 million	$0.4 million

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India and partial amounts with respect to the assessment orders received by Exl Inc. The Indian tax authorities are currently conducting an audit of the Company’s 2005-06 tax year. There can be no assurance that we will not receive additional assessments or will not be required to pay significant additional taxes with respect to that year. There is likelihood that the Company might receive similar orders for other years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, totaling $6.1 million and $4.3 million as of September 30, 2008 and December 31, 2007, respectively, are included in “Other assets” in our consolidated balance sheet.

14. Discontinued Operations

On August 11, 2008, the Company completed the sale of all of its shares of NCOP for $3.9 million, subject to certain post-closing adjustments, to Aviva Global Services Singapore Pte Ltd. At closing the Company received $1.9 million as partial consideration for this sale. The balance consideration of $1.8 million as of September 30, 2008 is included in “other current assets” in our consolidated balance sheet as of September 30, 2008 and is expected to be finalized and received by the Company prior to December 31, 2008. For the three and nine months ended September 30, 2008 the Company is reporting NCOP as a discontinued operations and all prior period amounts have been recast on a comparable basis. NCOP was previously included in the Outsourcing Services segment.

Income/(loss) from discontinued operations, net of income taxes, was ($1.4) million, or ($0.05) per share, for the three months ended September 30, 2008 compared to $2.2 million, or $0.08 per share, for the three months ended September 30, 2007,

Income/(loss) from discontinued operations, net of income taxes, was $3.3 million, or $0.11 per share for the nine months ended September 30, 2008 compared to $6.8 million, or $0.23 per share, for the nine months ended September 30, 2007.

Prior to its sale, NCOP paid a dividend of $6.0 million to Exl India, its parent company. A dividend distribution tax of $1.0 million paid by NCOP is included in the income tax provision for discontinued operations for the three months ended September 30, 2008. In addition, the Company incurred a $0.9 million capital gains tax obligation in India associated with the sale of NCOP. Such amount is included in the income tax provision for discontinued operations for the three months ended September 30, 2008.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the major categories for discontinued operations in the consolidated statements of income for the three and nine months ended September 30, 2008 and September 30, 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operations:
Revenues	$3,080,070	$7,096,600	$16,398,002	$20,627,966
Income from discontinued operations	1,027,900	3,069,449	7,235,066	8,996,909
Income tax provision	1,119,421	841,448	2,574,731	2,213,134

	$(91,521)	$2,228,001	$4,660,335	$6,783,775

Disposal:
Loss on disposal of discontinued operations	$(483,783)	$—	$(483,783)	$—
Income tax provision	874,290	—	874,290	—

	$(1,358,073)	$—	$(1,358,073)	$—

Income/(loss) from discontinued operations, net of taxes	$(1,449,594)	$2,228,001	$3,302,262	$6,783,775

The following table shows the major categories of assets and liabilities classified in discontinued operations in the consolidated balance sheet at December 31, 2007. No such amounts are applicable at September 30, 2008:

December 31, 2007
Assets

Cash	$805,498
Prepaid expenses and other current assets	8,419,562
Deferred tax assets	187,754

Current assets	9,412,814
Fixed assets, net	1,102,133
Deferred tax assets	1,094,886
Other assets	476,663

Non-current assets	2,673,682

Total assets	$12,086,496

Liabilities

Accrued employee cost	$880,844
Other accrued expenses and current liabilities	1,008,328
Income taxes payable	4,093

Current liabilities	1,893,265

Non-current liabilities	81,643

Total liabilities	$1,974,908

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues

We generate revenues principally from contracts to provide Outsourcing and Transformation services. For the three and nine months ended September 30, 2008, we had total revenues of $46.6 million and $138.0 million, respectively, compared to total revenues of $39.5 million and $108.9 million, respectively, for the corresponding periods in 2007, an increase of 17.8% and 26.8%, respectively. The key drivers of growth in our total revenues for the three and nine months ended September 30, 2008 were as follows:

•	expansion of our client base,

•	ongoing growth in existing client relationships, and

•	addition of new services in the Transformation Services business.

We anticipate that our revenues will grow as we expand our service offerings, both organically and through acquisitions. Revenues from new clients are an indicator of successful marketing efforts and do not represent a trend in our results of operations. We provide our clients with a range of Outsourcing Services, including insurance services, banking and financial services, utilities, finance and accounting services and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant Outsourcing Services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The Outsourcing Services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 56.0% and 43.5%, respectively, of our total revenues for the three months ended September 30, 2008 and approximately 55.9% and 43.8%, respectively, of our total revenues for the three months ended September 30, 2007. For the nine months ended September 30, 2008, these two regions generated approximately 54.4% and 45.2%, respectively, of our total revenues and approximately 56.0% and 43.7%, respectively, of our total revenues for the nine months ended September 30, 2007. In recent years, legislation has been proposed in the United States and the United Kingdom that, if enacted, could restrict or discourage companies in these markets from outsourcing their services overseas. The recent economic downturn in global markets and the recent elections in the United States could result in additional pressure to enact such measures. The enactment of such measures could negatively affect our ability to retain or attract clients in the United States and the United Kingdom and adversely affect our revenues.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended September 30, 2008, our total revenues from our two largest clients grew to $10.5 million and $5.2 million, respectively, accounting for 22.6% and 11.2% of our total revenues, respectively, during this period. In the nine months ended September 30, 2008, our total revenues from our two largest clients grew to $34.5 million and $15.0 million, respectively, accounting for 25.0% and 10.8% of our total revenues, respectively, during this period. Recently, we have found that larger clients and prospective clients are entering into relationships with multiple providers for services similar to ours or using other approaches to obtain optimal pricing from the client’s prospective. Given recent economic conditions, we expect this trend to continue as prospective clients seek to reduce costs. As a result, our profit margins could be reduced to the extent we are required to lower our prices for such clients.

We provide services to Centrica, which represented $10.5 million, or 22.6% and $34.5 million, or 25.0% of our total revenues for the three and nine months ended September 30, 2008, respectively, and $12.0 million, or 30.4% and $32.3 million, or 29.7% of our total revenues for the three and nine months ended September 30, 2007, respectively, under an agreement that has an initial term that expires in January 2009. On July 11, 2008, Centrica delivered a notice of extension, which notice extended the term of the agreement under its existing terms for an additional 12 months. As a result of this extension, the term of the agreement is scheduled to expire on January 25, 2010. Contracts with other Outsourcing Services clients representing approximately 15.3% of our total Outsourcing Services revenues for the three months ended September 30, 2008 and 16.2% of our total Outsourcing Services revenues for the nine months ended September 30, 2008 will expire prior to September 30, 2009, while the remainder of our Outsourcing Services contracts expire in more than one year or do not have specified initial terms and remain in effect until terminated or until there are no active work orders or engagement schedules under such contracts.

We provide services to Norwich Union, which represented $5.2 million, or 11.2%, and $15.0 million, or 10.8%, of our total revenues for the three and nine months ended September 30, 2008, respectively, and $5.3 million, or 13.3%, and $15.2 million or 13.9%, of our total revenues for the three and nine months ended September 30, 2007, respectively, under a framework agreement and work orders generated by this agreement. The framework agreement expires on February 1, 2012. On July 10, 2008, Norwich Union exercised its pre-existing option (“Transfer Option”) to purchase the shares of NCOP by paying us an amount that approximates the net asset value of NCOP. The purchase closed on August 11, 2008. For the three and nine months ended September 30, 2008, NCOP is reported as a discontinued operation.

We derived revenues from four and eight new clients for our services in the three months ended September 30, 2008 and 2007, respectively. We derived revenues from fourteen and thirty-two new clients for our services in the nine months ended September 30, 2008 and 2007, respectively. Although we are increasing and diversifying our client base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

We recognize revenues from services provided under our client contracts on a cost-plus, time-and-materials, fixed price, contingent fee or unit-price basis. Revenue is recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit mark-up. Revenue is recognized on time-and-material contracts primarily on the basis of full time equivalent employees, including direct and indirect costs, incurred on a client contract. Revenue is recognized on fixed-price contracts using the proportional performance method. Revenue on contingent fee based contracts is recognized when the related contingency has been met to the client’s satisfaction. Revenue is recognized on unit-price based contracts based on the number of specified units of work (such as the number of e-mail responses) delivered to a client.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended September 30, 2008 and September 30, 2007, 5.9% and 4.6%, respectively, of our revenues represent reimbursement of such expenses. For the nine months ended September 30, 2008 and September 30, 2007, 6.7% and 5.0%, respectively, of our revenues represent reimbursement of such expenses.

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

costs relating to our facilities and communications network, which include telecommunication and IT costs; facilities and client management support; operational expenses for our operations centers; and rent expenses.

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

We expect our cost of revenues to continue to increase as we continue to add professionals in India, the Philippines and the United States to service additional business, in particular as our Transformation Services business grows and as wages continue to increase in India. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. We expect our cost of revenues to increase due to employee turnover resulting in higher recruitment and training costs.

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

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars and a substantial portion of our total revenues is earned in U.K. pound sterling. Accordingly, our results of operations are adversely affected if the U.K. pound sterling depreciates against the U.S. dollar. Although substantially all of our revenues are denominated in U.S. dollars or U.K. pound sterling (56.0% and 43.5%, respectively, for the three months ended September 30, 2008 and 54.4% and 45.2%, respectively, for the nine months ended September 30, 2008, as compared to 55.9% and 43.8%, respectively, for the three months ended September 30, 2007 and 56.0% and 43.7%, respectively, for the nine months ended September 30, 2007), most of our expenses (64.5% in the three months ended September 30, 2008 and 63.6% in the nine months ended September 30, 2008, as compared to 64.0% in the three months ended September 30, 2007 and 63.3% in the nine months ended September 30, 2007) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar have changed substantially in recent periods and may fluctuate in the future. The results of our operations could be substantially impacted as the Indian rupee appreciates or depreciates against the U.S. dollar or the U.K. pound sterling.

Currency Regulation

According to the prevailing foreign exchange regulations in India, an exporter of outsourcing services that is registered with a software technology park or an export processing zone in India, such as our subsidiaries Exl India and Inductis India, is required to realize its export proceeds within a period of 12 months from the date of exports. Similarly, in the event that such exporter has received any advance against exports in foreign exchange from its overseas customers, it will have to render the requisite services so that the advances so received are earned within a period of 12 months. If any of Exl India or Inductis India did not meet these conditions, it would be required to obtain permission to export foreign currency from the Reserve Bank of India.

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

Income Taxes

The India Finance Act, 2000 provides Exl India and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The India Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Accordingly, facilities established in India on or before March 31, 2000 have a ten-year tax holiday, new facilities established on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2009. The Indian government has recently enacted legislation extending the tax holiday until March 31, 2010. Exl India and Inductis India provides services from its wholly owned, export oriented units situated in Noida, Gurgaon and Pune. The income derived from the services rendered from these facilities is not subject to taxes in India until March 31, 2010.

As a result of the tax holiday, our Outsourcing Services operations have been subject to relatively lower tax liabilities. For example, we recognized lower income tax expense/(benefit) with respect to our foreign operations for the three months ended September 30, 2008 and nine months ended September 30, 2008 as a result of the tax holiday, compared to approximately $1.6 million and $5.1 million, respectively, that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). When our tax holiday expires or terminates, our tax expense will materially increase.

We recognize deferred tax assets and liabilities for temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

In May 2007, the Government of India adopted the Indian Finance Act, 2007, that imposed MAT on Indian companies that benefit from a tax holiday with effect from April 1, 2007. Any MAT paid by us can be used as a credit against corporate income taxes payable by us after expiry of the tax holiday for up to seven years, subject to the satisfaction of certain conditions. In accordance with SFAS No. 109, a deferred tax asset of $2.2 million has been recognized as of September 30, 2008.

Exl Philippines, our subsidiary that conducts our operations in the Philippines, enjoys a four year income tax holiday extendable up to six years beginning April 2008, the date of commencement of operations. The income tax holiday is subject to validation by the Philippines Economic Zone Authority based on certain minimum investments. If Exl Philippines does not attain the required investments it will not qualify for the income tax holiday and will be subject to a 5% gross income tax.

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

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.0 million	$2.0 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.1 million	$2.1 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.1 million	$1.5 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.7 million	$0.4 million

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

Revenue Recognition

The Company derives its revenues from Outsourcing Services and from Transformation Services. Revenues from Outsourcing Services are recognized primarily on a time-and-material, cost-plus or unit-priced basis; revenues from Transformation Services are recognized primarily on a time-and-material, fixed price or contingent fee basis. The services provided within our contracts generally contain one unit of accounting. Revenue is recognized under our contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of amounts billed is reasonably assured.

Revenue is recognized on time-and-material contracts primarily on the basis of full time equivalent employees, including direct and indirect costs, incurred on a client contract. Revenue is recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit mark-up. Revenue is recognized on unit-price based contracts based on the number of specified units of work (such as the number of e-mail responses) delivered to a client. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turn around time or accuracy), we monitor such service level parameters to determine if any service credits or penalties have been incurred. Revenue is recognized net of any service credits that are due to a client. We have experienced minimal credits and penalties to date.

Revenue is recognized on fixed-price contracts using the proportional performance method. We estimate the proportional performance of a contract by comparing the actual number of hours or days worked to date to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. We regularly monitor our estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

Revenue on contingent fee based contracts is recognized when the related contingency has been met to the client’s satisfaction.

The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date.

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position, we believe we have adequately accrued for probable exposures as of September 30, 2008. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At September 30, 2008, we performed an analysis of the deferred tax asset valuation allowance on our Indian subsidiaries and concluded that a valuation allowance offsetting certain deferred tax assets be recorded, on the basis that it is more likely than not that there will not be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each reporting period. See Note 9, “Income Taxes,” in the notes to our unaudited consolidated financial statements for the three and nine months ended September 30, 2008.

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

At September 30, 2008, forward exchange contracts of $87.9 million and GBP27.7 million were outstanding. We have evaluated the effectiveness of all our forward exchange contracts. For the three months ended September 30, 2008 and September 30, 2007, net gains/(losses) from ineffective cash flow hedges included in our unaudited consolidated statements of income totaled ($2.4) million and $0.1 million, respectively. For the nine months ended September 30, 2008 and September 30, 2007, net gains/(losses) from ineffective cash flow hedges included in our unaudited consolidated statements of income totaled ($2.2) million and $1.0 million, respectively. For hedge contracts discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in accumulated comprehensive income are reclassified to earnings.

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

Results of Operations

The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues(1)	$46,354,247	$38,993,700	$137,572,110	$107,612,586
Revenues (from related parties)(1)	218,655	538,750	447,285	1,262,785

Total revenues	46,572,902	39,532,450	138,019,395	108,875,371
Cost of revenues (exclusive of depreciation and amortization)(2)	28,046,252	25,975,507	86,902,523	72,792,231

Gross profit	18,526,650	13,556,943	51,116,872	36,083,140

Operating expenses:
General and administrative expenses(3)	7,348,869	6,873,549	24,193,187	19,456,574
Selling and marketing expenses(3)	3,081,174	2,556,621	8,365,991	6,547,878
Depreciation and amortization(4)	2,832,082	2,368,489	8,301,254	6,700,667

Total operating expenses	13,262,125	11,798,659	40,860,432	32,705,119

Income from continuing operations	5,264,525	1,758,284	10,256,440	3,378,021
Other income/(expense):
Foreign exchange gain/(loss)	(6,636,434)	2,118,766	(5,846,928)	5,002,224
Interest and other income	1,173,444	1,018,015	2,351,680	3,035,481
Interest expense	(16,512)	(12,834)	(58,330)	(39,848)

Income/(loss) from continuing operations before income taxes	(214,977)	4,882,231	6,702,862	11,375,878
Income tax provision/(benefit)	(589,309)	870,792	(983,498)	891,539

Income from continuing operations	374,332	4,011,439	7,686,360	10,484,339
Income/(loss) from discontinued operations, net of taxes	(1,449,594)	2,228,001	3,302,262	6,783,775

Net income/(loss) to common stockholders	$(1,075,262)	$6,239,440	$10,988,622	$17,268,114

Earnings/(loss) per share(a):
Basic:
Continuing operations	$0.01	$0.14	$0.27	$0.37
Discontinued operations	(0.05)	0.08	0.11	0.24

Net income/(loss) to common stockholders	$(0.04)	$0.22	$0.38	$0.61

Diluted:
Continuing operations	$0.01	$0.14	$0.26	$0.36
Discontinued operations	(0.05)	0.08	0.11	0.23

Net income/(loss) to common stockholders	$(0.04)	$0.21	$0.38	$0.59

Weighted-average number of shares used in computing earnings per share:
Basic	28,846,137	28,644,120	28,801,102	28,387,242
Diluted	29,127,304	29,115,603	29,257,254	29,096,915
(a)	Per share amounts may not foot due to rounding.

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues.

(2)

Cost of revenues includes $0.4 million and $0.3 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $1.0 million and $0.8 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 10 to our unaudited consolidated financial statements. Cost of revenues excludes depreciation and amortization related to fixed assets.

(3)	General and administrative expenses and selling and marketing expenses includes $1.2 million and $0.8 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $3.4 million and $2.3 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 10 to our unaudited consolidated financial statements.

(4)	Depreciation and amortization includes $0.1 million and $0.2 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $0.5 million and $1.4 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, of amortization of intangibles as described in Note 3 to our unaudited consolidated financial statements.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Our results of operations for the three months ended September 30, 2008 were negatively impacted by losses recorded as a result of the movement of the Indian rupee against the U.S. dollar relative to our hedged position and due to a decrease in utilization rates attributable to our recent expansion in the Philippines. This was partly offset by increases in Outsourcing and Transformation Services revenues. Exchange rate fluctuations will have a positive or a negative impact on our net income depending on the direction of fluctuation.

Revenues. Revenues increased 17.8% from $39.5 million for the three months ended September 30, 2007 (including $1.8 million of reimbursable expenses) to $46.6 million for the three months ended September 30, 2008 (including $2.7 million of reimbursable expenses). The overall increase of $7.1 million was attributable to an increase of $3.4 million in Outsourcing Services and $3.6 million in Transformation Services and is net of a decrease of $1.7 million due to the appreciation of the U.S. dollar with respect to the U.K. pound sterling. Revenue increases from new clients in Transformation Services was $0.5 million during the three months ended September 30, 2008. Revenue increases from existing clients were attributable to volume increases within existing processes and the addition of 19 new processes.

Cost of Revenues. Cost of revenues increased 8.0% from $26.0 million for the three months ended September 30, 2007 to $28.0 million for the three months ended September 30, 2008. Salaries and personnel expenses for the Company increased from $18.6 million in the three months ended September 30, 2007 to $20.0 million in the three months ended September 30, 2008 as a result of an increase in headcount and salary levels. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. The operating costs relating to our operations centers increased from $2.4 million for the three months ended September 30, 2007 to $2.9 million for the three months ended September 30, 2008, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues decreased due to depreciation of the Indian rupee with respect to the U.S. dollar. Cost of revenues includes $0.4 million and $0.3 million for the three months ended September 30, 2008 and September 30, 2007, respectively, for non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues decreased from 65.7% for the three months ended September 30, 2007 to 60.2% for the three months ended September 30, 2008.

Gross Profit. Gross profit increased 36.7% from $13.6 million for the three months ended September 30, 2007 to $18.5 million for the three months ended September 30, 2008. The increase in gross profit was primarily the result of increased revenue and reduction in cost of revenues due to the depreciation of the Indian rupee with respect to the U.S. dollar. Gross profit as a percentage of revenues increased from 34.3% for the three months ended September 30, 2007 to 39.8% for the three months ended September 30, 2008.

SG&A Expenses. SG&A expenses increased 10.6% from $9.4 million for the three months ended September 30, 2007 to $10.4 million for the three months ended September 30, 2008. General and administrative expenses increased 6.9% from $6.9 million for the three months ended September 30, 2007 to $7.3 million for the three months ended September 30, 2008 and selling and marketing expenses increased 20.5% from $2.6 million for the three months ended September 30, 2007 to $3.1 million for the three months ended September 30, 2008. Salary and personnel expenses increased from $4.2 million for the three months ended September 30, 2007 to $4.6 million for the three months ended September 30, 2008 primarily due to the addition of non-operations staff. Overall general and administrative expenses increased by $0.2 million due to the addition of a new center in the Philippines and a one-time cost associated with setting up the center. SG&A expenses include $1.2 million and $0.8 million for the three months ended September 30, 2008 and September 30, 2007, respectively, of non-cash amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses decreased from 23.9% for the three months ended September 30, 2007 to 22.4% for the three months ended September 30, 2008.

Depreciation and Amortization. Depreciation and amortization increased 19.6% from $2.4 million for the three months ended September 30, 2007 to $2.8 million for the three months ended September 30, 2008. This increase was due to expansion of our infrastructure, including our new 900-workstation facility in Pasay City, Philippines, which became operational in April 2008. However, this was slightly offset by a decrease in amortization of intangibles. As we add more facilities, we expect that depreciation expense will increase to reflect the additional investment in equipment and facilities necessary to meet service requirements.

Income from Operations. Income from operations increased from $1.8 million for the three months ended September 30, 2007 to $5.3 million for the three months ended September 30, 2008. As a percentage of revenues, income from operations increased from 4.4% for the three months ended September 30, 2007 to 11.3% for the three months ended September 30, 2008. The increase in income from operations was primarily the result of increased revenues and the depreciation of the Indian rupee with respect to the U.S. dollar.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income and interest expense. Other income decreased from $3.1 million for the three months ended September 30, 2007 to a loss of $5.5 million for the three months ended September 30, 2008 as a result of the increase in foreign exchange losses as a result of movement of the Indian rupee against the U.S. dollar relative to our hedged position.

Provision for Income Taxes. Provision for income taxes decreased $0.9 million for the three months ended September 30, 2007 to a benefit of $0.6 million for the three months ended September 30, 2008. The effective rate of taxes has decreased from 17.8% for the three months ended September 30, 2007 to a benefit of 274.1% for the three months ended September 30, 2008. This is due to a decrease in income as a result of the increase in foreign exchange losses, changes in the geographic distribution of our income and a change in the transfer pricing agreements among ExlService Holdings and Exl India.

Income from continuing operations. Income from continuing operations decreased from $4.0 million for the three months ended September 30, 2007 to $0.4 million for the three months ended September 30, 2008. Income from continuing operations decreased due to the significant increase in losses recorded as a result of movement of the Indian rupee against the U.S. dollar relative to our hedged position. As a percentage of revenues, income from continuing operations decreased from 10.1% for the three months ended September 30, 2007 to 0.8% for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Our results of operations for the nine months ended September 30, 2008 were negatively impacted by losses recorded as a result of the movement of the Indian rupee against the U.S. dollar relative to our hedged position, a decrease in utilization rates attributable to our recent expansion in the Philippines and a decrease in interest income due to lower prevailing market interest rates during nine months ended September 30, 2008. This was partly offset by increases in Outsourcing and Transformation Services revenues. Exchange rate fluctuations will have a positive or a negative impact on our net income depending on the direction of fluctuation.

Revenues. Revenues increased 26.8% from $108.9 million for the nine months ended September 30, 2007 (including $5.4 million of reimbursable expenses) to $138.0 million for the nine months ended September 30, 2008 (including $9.3 million of reimbursable expenses). The overall increase of $29.1 was attributable to an increase of $19.6 million in Outsourcing Services and $9.6 million in Transformation Services and is net of a decrease in revenues by $1.6 million due to the appreciation of the U.S. dollar with respect to the U.K. pound sterling. Revenues attributable to fourteen new clients obtained during the nine months ended September 30, 2008 was $2.7 million. Revenue increases from new clients were $0.3 million in Outsourcing Services and $2.4 million in Transformation Services during the nine months ended September 30, 2008. Revenue increases from existing clients were attributable to volume increases within existing processes and the addition of 64 new processes.

Cost of Revenues. Cost of revenues increased 19.4% from $72.8 million for the nine months ended September 30, 2007 to $86.9 million for the nine months ended September 30, 2008. Salaries and personnel expenses for the Company increased from $51.3 million in the nine months ended September 30, 2007 to $60.8 million in the nine months ended September 30, 2008 as a result of an increase in headcount and salary levels. Cost of revenues also increased due to an increase in reimbursable expenses, primarily as a result of significant additional costs associated with training activities on client premises. The operating costs relating to our operations centers increased from $6.4 million for the nine months ended September 30, 2007 to $8.5 million for the nine months ended September 30, 2008, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues includes $1.0 million and $0.8 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, for non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues decreased from 66.9% for the nine months ended September 30, 2007 to 63.0% for the nine months ended September 30, 2008.

Gross Profit. Gross profit increased 41.7% from $36.1 million for the nine months ended September 30, 2007 to $51.1 million for the nine months ended September 30, 2008. The increase in gross profit was primarily the result of increased Outsourcing and Transformation Services revenues. Gross profit as a percentage of revenues increased from 33.1% for the nine months ended September 30, 2007 to 37.0% for the nine months ended September 30, 2008.

SG&A Expenses. SG&A expenses increased 25.2% from $26.0 million for the nine months ended September 30, 2007 to $32.6 million for the nine months ended September 30, 2008. General and administrative expenses increased 24.3% from $19.5 million for the nine months ended September 30, 2007 to $24.2 million for the nine months ended September 30, 2008 and selling and marketing expenses increased 27.8% from $6.5 million for the nine months ended September 30, 2007 to $8.4 million for the nine months ended September 30, 2008. Salary and personnel expenses increased from $12.3 million for the nine months ended September 30, 2007 to $15.5 million for the nine months ended September 30, 2008. These increases were primarily due to the addition of non-operations staff and a decrease in utilization rates attributable to our recent expansion in the Philippines. Overall general and administrative expenses increased by $1.4 million due to the addition of a new center in the Philippines and a one-time cost associated with setting up the center. SG&A expenses include $3.4 million and $2.3 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, of non-cash amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses decreased slightly from 23.9% for the nine months ended September 30, 2007 to 23.6% for the nine months ended September 30, 2008.

Depreciation and Amortization. Depreciation and amortization increased 23.9% from $6.7 million for the nine months ended September 30, 2007 to $8.3 million for the nine months ended September 30, 2008. This increase was due to expansion of our infrastructure. However, this was slightly offset by decrease in expense due to depreciation of the Indian rupee with respect to the U.S. dollar and a decrease in amortization of intangibles. As we add more facilities, we expect that depreciation expense will increase to reflect the additional investment in equipment and facilities necessary to meet service requirements.

Income from Operations. Income from operations increased from $3.4 million for the nine months ended September 30, 2007 to $10.3 million for the nine months ended September 30, 2008. As a percentage of revenues, income from operations increased from 3.1% for the nine months ended September 30, 2007 to 7.4% for the nine months ended September 30, 2008. The increase in income from operations was primarily due to the increase in revenues and due to depreciation of the Indian rupee with respect to the U.S. dollar.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income and interest expense. Other income decreased from $8.0 million for the nine months ended September 30, 2007 to a loss of $3.6 million for the nine months ended September 30, 2008 as a result of the increase in foreign exchange losses as a result of movement of the Indian rupee against the U.S. dollar relative to our hedged position and the decrease in interest income during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to lower prevailing market interest rates.

Provision for Income Taxes. Provision for income taxes decreased from $0.9 million for the nine months ended September 30, 2007 to a benefit of $1.0 million for the nine months ended September 30, 2008. The effective rate of taxes has decreased from 7.8% for the nine months ended September 30, 2007 to a benefit of 14.7% for the nine months ended September 30, 2008. This is due to a decrease in income as a result of the increase in foreign exchange losses, changes in the geographic distribution of our income and a change in the transfer pricing agreements among ExlService Holdings and Exl India.

Income from continuing operations. Income from continuing operations decreased from $10.5 million for the nine months ended September 30, 2007 to $7.7 million for the nine months ended September 30, 2008. Income from continuing operations decreased due to a foreign exchange loss recorded as a result of movement of the Indian rupee against the U.S. dollar relative to our hedged position and due to a decrease in utilization rates attributable to our recent expansion in the Philippines and due to a decrease in interest income as a result of lower prevailing market interest rates. The increase in net income to common stockholders does not represent a trend in our results of operations and will vary as the exchange rates fluctuate. As a percentage of revenues, income from continuing operations decreased from 9.6% for the nine months ended September 30, 2007 to 5.6% for the nine months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2008, we had $101.8 million in cash and cash equivalents on hand.

Cash provided by operating activities from continuing operations increased from $3.8 million in the nine months ended September 30, 2007 to $14.4 million in the nine months ended September 30, 2008. Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The increase in cash flows from operations is predominantly due to the increase in net income adjusted for non-cash items and changes in working capital. Net income adjusted for non-cash items increased in the nine months ended September 30, 2008 by $7.0 million compared to the nine months ended September 30, 2007 due to the continued growth in our business. Cash flow from operations increased by $3.6 million due to decrease in working capital in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in working capital is primarily due to a reduction in accounts receivable by $8.5 million and other assets by $2.1 million, partially offset by outflows due to increase in prepaid and other current assets by $3.3 million and payment of accounts payable and accrued expenses and other current liabilities of $2.6 million and increase in restricted cash by $0.7 million.

Cash used in investing activities from continuing operations increased to $13.9 million in the nine months ended September 30, 2008 from $7.0 million in the nine months ended September 30, 2007. The increase is a result of the purchase of fixed assets including purchase of fixed assets for our new facility in the Philippines and payment made towards purchase consideration for an acquisition made in the nine months ended September 30, 2008, partially offset by the proceeds received from the sale of discontinued operations.

Cash flows from financing activities decreased from an inflow of $1.2 million in the nine months ended September 30, 2007 to an inflow of $0.1 million in the nine months ended September 30, 2008. This is primarily due to the reduction in proceeds from exercise of stock options in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we have made significant capital investments, primarily related to new facilities. Capital expenditures we make to meet client needs represent primarily leasehold improvements to build out facilities, telecommunications equipment, and computer hardware and software we purchase in connection with managing client operations. We incurred $12.8 million of capital expenditures in the nine months ending September 30, 2008 from $7.0 million in the nine months ended September 30, 2007. We expect to incur approximately $17.0 million of capital expenditures in 2008 primarily to meet the growth requirements of our clients, including increasing our facilities in India and in the Philippines, as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of services provided to clients under our existing contracts. In addition, we expect to repurchase an aggregate value of up to $10 million of our common stock from time to time until November 2009.

In connection with the tax assessment orders issued against EXL India and Exl Inc., we may be required to deposit additional amounts with respect to similar orders that may be received by us.

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

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2008:

	Payments Due by Period (in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital leases	$0.2	$0.2	$—	$—	$0.4
Operating leases	2.3	3.6	1.2	0.2	7.3
Purchase obligations	2.5	—	—	—	2.5
Other obligations(a)	0.7	0.9	0.7	0.7	3.0

Total contractual cash obligations	$5.7	$4.7	$1.9	$0.9	$13.2

(a)	Represents estimated payments under the Company’s Gratuity Plan.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (3) how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS No. 161 and therefore had not adopted SFAS No. 161 as of September 30, 2008.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 with early adoption prohibited.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS No. 133-1 and FIN 45-4 amend SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS No. 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of FSP FAS No. 133-1 and FIN 45-4 are effective for reporting periods ending after November 15, 2008. FSP FAS No. 133-1 and FIN 45-4 also clarifies the effective date for SFAS No. 161. Disclosures required by SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

These and other factors are more fully discussed elsewhere in this Quarterly Report on Form 10-Q. These and other risks could cause actual results to differ materially from those implied by forward looking statements in this Quarterly Report of Form 10-Q.

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

Components of Market Risk

Exchange Rate Risk. The functional currency of ExlService Holdings, and our subsidiaries Exl Inc., Inductis LLC and Inductis Inc., is the U.S. dollar. The functional currency of Exl India, Inductis India and ESSPL is the Indian rupee. The functional currency of Exl UK is the U.K. pound sterling. The functional currency of Inductis Singapore is the Singapore dollar. The functional currency of Exl Philippines is the Philippines Peso. In each case, the functional currency is the currency of the primary economic environment in which that entity operates. Monetary assets and liabilities in foreign currency are translated into functional currency at the rate of exchange prevailing on the related balance sheet dates. Transactions in foreign currencies are translated into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction-related foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations. The assets and liabilities of subsidiaries are translated into U.S. dollars at the rate of exchange prevailing on the related balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Resulting translation adjustments are included in the “accumulated other comprehensive income/(loss)” in our September 30, 2008 unaudited consolidated balance sheet.

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars or U.K. pounds sterling (56.0% and 43.5%, respectively, for the three months ended September 30, 2008 and 54.4% and 45.2%, respectively, for the nine months ended September 30, 2008, as compared to 55.9% and 43.8%, respectively, for the three months ended September 30, 2007 and 56.0% and 43.7%, respectively, for the nine months ended September 30, 2007), most of our expenses (64.5% in the three months ended September 30, 2008 and 63.6% in the nine months ended September 30, 2008, as compared to 64.0% in the three months ended September 30, 2007 and 63.3% in the nine months ended September 30, 2007) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, U.K. pound sterling, Philippines Peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and accounts payable. Based upon our level of operations during the three and nine months ended September 30, 2008 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the U.K. pound sterling against the U.S. dollar would have increased/decreased revenues in the three months ended September 30, 2008 and nine months ended September 30, 2008 by approximately $1.0 million and $3.1 million, respectively. Similarly, a 5.0% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our expenses incurred and paid in Indian rupees in the three months ended September 30, 2008 by approximately $1.4 million and in the nine months ended September 30, 2008 by approximately $4.2 million.

We have sought to reduce the effect of Indian rupee and U.K. pound sterling exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of cost incurred in our India operations. Forward exchange contracts with a notional amount of $87.9 million and GBP27.7 million were outstanding at September 30, 2008 and $44.3 million and GBP29.0 million were outstanding at December 31, 2007. The forward foreign exchange contracts typically mature within twelve months, must be settled on the day of maturity and may be cancelled subject to the payment of any gains or losses calculated as the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and U.K. pound sterling foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. At prevailing exchange rates, we would expect to incur foreign exchange losses on maturity of the contracts. We may, in the future, adopt more active hedging policies, and have done so in the past.

Interest Rate Sensitivity. We had cash, cash equivalents and restricted cash totaling $102.2 million at September 30, 2008. During the three months ended September 30, 2008 and nine months ended September 30 2008, these amounts were invested principally in a short-term investment portfolio primarily comprised of investment grade commercial paper, U.S. treasury bills, mutual funds and money market accounts. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1.0% decrease in short term rates would reduce our interest income for the three months ended September 30, 2008 by approximately $0.2 million and for the nine months ended September 30, 2008 by approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2008, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we are currently involved in disputes with the Indian tax authorities over the application of some of our transfer pricing policies: The table below updates the similar table contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 with regard to amounts demanded and deposited with regard to each pending assessment order.

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.0 million	$2.0 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.1 million	$2.1 million

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.1 million	$1.5 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.7 million	$0.4 million

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we continue to believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our unaudited consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future. Amounts paid as deposits in respect of the assessments described above, totaling $6.1 million and $4.3 million as of September 30, 2008 and December 31, 2007, respectively, are included in “Other Assets” in our consolidated balance sheet.

We have deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India and partial amounts with respect to the assessment orders received by Exl Inc. The Indian tax authorities are currently conducting an audit of our 2005-06 tax year. There can be no assurance that we will not receive additional assessments or will not be required to pay significant additional taxes with respect to that year. There is likelihood that we might receive similar orders for other years until the above disputes are resolved. Future claims may be based on the transfer pricing or permanent establishment claims alleged by the Indian tax authorities, or may be based on alternative arguments. Any failure of our appeals or further assessments would reduce our profitability and cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2008, the Company acquired 14,084 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $208,933. The purchase price of $14.83 per share was the average of the high and low price of our shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. During the nine months ended September 30, 2008, the Company acquired 15,337 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $237,761. These shares are held as treasury stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

2.1	Share Sale and Purchase Agreement, dated July 11, 2008, between the Company and Aviva Global Services Singapore Private Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 15, 2008).

2.2	SSPA Deed of Amendment, dated August 11, 2008, between the Company and Aviva Global Services Singapore Private Limited (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on August 15, 2008).

2.3	Deed of Settlement, dated July 11, 2008, between the Company, Norwich Union Insurance Limited, Aviva International Holdings Limited, Aviva Global Services Singapore Private Limited, exlservice.com (India) Private Limited and Noida Customer Operations Private Limited.

10.1	Notice of Extension delivered by Centrica plc with regard to the Master Services Agreement between the Company and Centrica plc.

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: November 10, 2008	By:	/S/ MATTHEW APPEL
Matthew Appel Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)