Form 10-K
period 2008-12-31
ExlService Holdings, Inc.
filed 2009-03-16
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of common stock held by non-affiliates was approximately $199,941,754.

As of February 27, 2009, there were 28,854,565 shares of the registrant’s common stock outstanding (excluding 237,080 shares held in treasury), par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2008.

PART I.

ITEM 1.	Business

We are a recognized provider of outsourcing and transformation services focused on providing a competitive edge to our clients by outsourcing and transforming their business processes. Our outsourcing services provide integrated front-, middle- and back-office process outsourcing services for our U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation service offerings that include decision analytics, risk and financial management and operations and process excellence. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. We serve primarily the needs of Global 1000 companies in the insurance, utilities, financial services and transportation sectors.

Our services include:

We combine in-depth knowledge of the industry sectors on which we are focused with proven expertise in transferring business operations to our offshore delivery centers and administering and managing them. We have successfully transferred more than 400 processes covering a broad array of products and services to our operations centers, including approximately 100 new processes that were transferred for clients in 2008.

Our largest clients in 2008 were Centrica plc (Centrica) and Norwich Union (an Aviva company). Other clients include fourteen of the leading U.S. insurance carriers, a leading global credit card issuer and a Fortune 500 transportation services provider. Our operations centers are located in India and the Philippines, which enables us to leverage the large pool of highly qualified and educated English-speaking technical professionals in those countries, who are able to handle complex processes and services that require functional skills and industry expertise. We believe we can offer consistent high quality services at substantially lower costs than those available from in-house facilities of U.S.- or U.K.-based outsourcing providers. As of December 31, 2008, we had a headcount of approximately 9,500 individuals (including personnel managed under structured client service agreements), the substantial portion of whom are based in India.

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

Services

Outsourcing Services

Our outsourcing services are structured around industry-focused business process outsourcing (BPO) services, such as insurance, utilities and financial services, as well as cross-industry BPO services, such as finance and accounting services, collection services and customer services.

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

Finance and Accounting Services. We provide certain finance and accounting services, including accounts payable, research, reconciliation of accounts and lock-box accounting. We intend to expand our services in this sector to include expense accounting, financial accounting, account consolidation, departmental accounting, account balancing, accounting statements, budgeting and management information systems reporting.

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

Across the BPO services described above, we have successfully transferred and managed more than 400 processes, including the following:

Insurance Processes

Life, Health and Annuity	Property and Casualty Insurance

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

•      Administration of Current Policies

Title and address changes, beneficiary and owner changes, certificate reissuance, endorsement, policy transfers, quotes and reinstatements, loans, exchanges, withdrawals, dividends, surrenders, maturities, direct debit instructions, customer service

•      Claims Processing

First notification of loss, initial reporting of claims and account initiation, data capture, customer service, technical claims, documentation, claims based on third party fault, total loss, scheduling on-site engineers’ inspection visits

• Premium Administration Application of premium, loan and interest adjustment, daily premium balancing, suspended policy research, payment mode changes, customer correspondence and service	• Premium Administration Payment mode changes, collection, calculation and revision of premium

• Claims Processing Examination, data gathering, adjudication, settlement, tax compliance and compliance with state laws, customer correspondence and service, disability and dental claims	• Broker Collections Broker query resolution, payment collection, debt management, payment reconciliation

• Fixed Annuities Change of address, withdrawals, surrender requests, exchanges, rollovers, transfers, suspensions, tax information	• Supplier Payments Invoice validation, claim validation and settlement, payment processing, supplier inquiries

• Policy Research and Manual Calculation Research of policy history, manual calculation of policy values and correction of records, calculation of tax gain and details for IRS filing	• Appointment Scheduling Scheduling appointments between auditors and insureds

Medical Insurance

Validation of permanent partial disability claims, collection of medical records, processing of Medicare set-aside packages and adjudication of claims

Banking, Financial Services and Other Processes

Consumer Finance	Retail Banking and Credit Cards	Mortgage Lending

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

Transformation Services

In addition to our outsourcing services, we offer a number of service offerings that we refer to collectively as transformation service offerings. These offerings include decision analytics services (formerly known as research and analytics services), risk and financial management services (formerly known as risk advisory services) and operations and process excellence services (formerly known as process advisory services).

These transformation service offerings focus on helping our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improving the risk and control environment within our clients’ operations whether or not they are outsourced to us. Our transformation service offerings have enabled us to expand our client base by providing complementary service offerings to our clients and also to migrate clients into our longer-term BPO service offerings. We actively cross-sell and, where appropriate, integrate our transformation services with our BPO services as part of an integrated solution for our clients. Our transformation services team is comprised of approximately 500 professionals who provide services at our clients’ locations or from our offshore delivery centers.

Decision Analytics

We offer decision analytics services, including data filtering, organization and synthesis, management information system reporting, trend and variance analysis, statistical and econometric modeling and economic and financial markets research. Our decision analytics services access and analyze large volumes of data from multiple sources in order to understand historical performance or behavior or to predict a particular outcome.

Our decision analytics services include analytical consulting, management consulting and analytical services. Analytical consulting and management consulting services include providing advice to our clients on customer acquisition and retention, credit risk, customer data integration and fraud detection, marketing strategy, product and service strategy, volume forecasting, global resource optimization and scheduling. Analytical services include analytics staff augmentation, lead generation/marketing campaign management, collections services, and primary/secondary research, data management and analysis. Our offerings emphasize our expertise within the financial services and insurance industries, complemented by quantitative modeling and business intelligence techniques as well as knowledge of relevant technology platforms.

We deliver these services through a team of industry specialists and graduates with mathematical, statistical, engineering, economics, business or accounting backgrounds. Most of our decision analytics team members have received post-graduate degrees in business or other quantitative or financial disciplines.

Risk and Financial Management

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

Accounting and Financial Reporting Services. We provide services including transaction assurance, accounting services and financial reporting services. Our transaction assurance services include account reconciliation, transaction data analysis and due diligence services for corporate transactions. Our accounting services include GAAP accounting assistance, asset and inventory management services, review of accounting policies and procedures, period-end close assistance and tax accounting and reconciliation. We also provide financial reporting services that include the preparation of regulatory reports and filings as well as budgeting and forecasting services.

Operations and Process Excellence Services

Opportunity Identification. We have developed MOST, a unique methodology for identifying process optimization and BPO opportunities, migrating those processes and developing appropriate BPO services that we can customize to meet our clients’ requirements.

Process Re-engineering. We use our Six Sigma and LEAN improvement methodologies and process management expertise to help clients improve their processes. We improve effectiveness and decrease costs for our clients by consolidating, streamlining and re-engineering their processes and platforms, which we believe encourages them to migrate and outsource processes to us. LEAN is a performance improvement methodology that aims at reviewing the end-to-end process, identifying steps that do not add value and eliminating them.

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

Project Management Office Support. We provide consulting services to our clients with enterprise-wide cost reduction or other project implementations by either leading or supporting such projects by utilizing professionals who provide services at our clients’ locations or from our offshore delivery centers.

Geographic and Segment Information

Please see the disclosures in notes 1 and 13 to our consolidated financial statements included with this Annual Report on Form 10-K for segment and geographic information regarding our business.

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

Offering a Broad Range of Outsourcing and Transformation Services

In servicing our clients, we seek to differentiate ourselves by emphasizing the broad range of outsourcing and transformation services that we provide, including BPO, decision analytics, risk and financial management and operations and process excellence. We believe that clients are increasingly viewing their service providers as long-term partners that provide a full range of service offerings. Our evolving ability to provide services in complementary services (such as decision analytics and risk and financial management services) will maximize opportunities for closely integrating our range of services with our clients’ business needs and assisting our clients in transforming their outsourced processes to establish their industry leadership. We also intend to continue to develop additional advisory and related transformation services in order to expand our client base further and migrate clients into our longer-term BPO service offerings.

Expanding Our Client Base

We intend to develop long-term relationships that present recurring revenue opportunities with new clients by leveraging our industry experience and expanding our marketing activities in a manner designed to strengthen, encourage and accelerate long-term relationship building. We continue to target Global 1000 companies that have the most complex and diverse processes and accordingly stand to benefit significantly from the use of BPO. We have recently started performing services for the transportation sector, which yield many processes that fit our expertise. In developing these relationships, our primary focus will be to continue to provide complex and integrated BPO services to clients in the United States and United Kingdom, which together represent a substantial majority of the total BPO market. In developing new client relationships, we continue to be highly selective and seek industry-leading clients who are committed to long-term and strategic relationships with us.

Extending Our Industry Expertise

We have developed expertise in transferring and servicing more than 400 BPO processes to our operations centers including more than 250 processes in the insurance industry. This expertise continues to distinguish us from other offshore providers of BPO services and has established our reputation as a leading provider of BPO services. We intend to continue to strengthen our processing capabilities by focusing on the more complex and value-enhancing services that are common to these sectors. We have begun to implement this strategy, further expanding into the transportation and utilities sectors during 2008.

Continuing to Focus on Complex Processes

We intend to continue to leverage our industry expertise to provide increasingly more complex services for our clients. As a result of our established and developing industry expertise and knowledge of our clients’ businesses and processes, our employees are able to handle processes that are non-routine and that cannot be readily automated or transferred to other parties. Examples of our newest BPO processes include medical records summarization for legal claims, cargo claims verification and settlement, calculations and recovery of overpayments, loan modification support and loss mitigation services. Our recent decision analytics offerings include tools for helping our clients achieve better returns on marketing investments, retain customers, improve predictability of claims expenses, improve pricing and develop better risk and underwriting models. Our newest operations and process excellence offerings include advanced Six Sigma quality advisory services.

Continuing to Invest in Operational Infrastructure

We intend to continue to invest in infrastructure, including human resources, process optimization and delivery platforms, to meet our growing client requirements. We intend to also continue to invest in developing and refining methodologies and analytical models and tools. We intend to further refine and supplement the innovative methods we use to recruit, train and retain our skilled employees. We intend to continue to focus on recruiting highly qualified employees and to develop our employees’ leadership skills through specialized programs, rigorous promotion standards, industry-specific training and competitive compensation packages that include incentive-based compensation. We also intend to continue our focus on process excellence by building on our extensive use of Six Sigma methodology to identify and eliminate inefficiencies, focusing on initiatives to solicit and implement process improvements from employees at all levels and continuing to develop proprietary tools to identify and deliver continued process enhancements. We believe that doing so will enable us to increase the volume of business from our clients and provide value-enhancing services. We intend to continue to invest in our operational infrastructure and delivery centers in response to our growing client requirements. For example, we are in the process of adding an additional operations center in Pune, India, which will become operational during 2009.

Pursuing Strategic Relationships and Acquisitions

We intend to continue to selectively consider strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services or complement our business strategy. We also intend to selectively consider acquisitions or investments that will expand the scope of our existing services, add new clients or allow us to enter new geographic markets, such as our acquisition of Inductis in 2006.

We may also broaden our global presence by continuing to expand our relationships with existing clients outside the United States and the United Kingdom and by adding new long-term relationships with leading multinational corporations.

Other Information

Certain U.S. dollar amounts in this Annual Report on Form 10-K have been converted from Indian rupees at a rate of 48.71 Indian rupees to $1.00 and from pounds sterling at a rate of pounds sterling 1.00 to $1.45, the exchange rates in effect as on December 31, 2008, unless otherwise specified.

ExlService Holdings, Inc. was incorporated in Delaware on October 29, 2002.

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act. You may read and copy this information at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E.,Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the IDEA System.

The Company also maintains a website at http://www.exlservice.com. The Company makes available, free of charge, on its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

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

Companies have historically also used outsourcing to drive revenue growth by expanding service offerings that otherwise would be too costly to administer or through enhanced receivable collections that would not be cost-efficient to pursue using internal staff. We believe the demand for BPO services will be primarily led by industries that are transaction-driven and that require significant customer interactions, such as insurance, utilities, financial services, transportation, healthcare and retail. The high cost of servicing a large number of small customer accounts makes outsourcing a compelling strategic alternative for these industries.

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

Our sales and marketing and business development teams are responsible for new client acquisition, public relations and participation in industry forums and conferences in the United States, the United Kingdom and India. Our sales and marketing and business development teams identify prospective clients based on selective criteria that apply our industry expertise to the prospective client’s business lines, goals and operating constraints, and qualify the long-term relationship potential with the client. Our client relationships typically evolve from a single, discrete process into a series of additional complex, integrated processes across multiple business lines.

Our strategic account management team is responsible for serving as the primary relationship liaison for our largest client relationships and working with our clients to deploy our full suite of outsourcing and transformation service offerings to help our clients improve their operations. Strategic account management professionals are also responsible for working closely with the operations delivery team to ensure high levels of client satisfaction and are also responsible for business expansion and revenue growth from their strategic accounts.

Our sales and marketing and strategic account management professionals operate collaboratively with our business development professionals based in India. These professionals focus on identifying, qualifying and initiating discussions with our current and prospective clients, while our business development team prepares responses to requests for proposals, hosts client visits to our facilities and coordinates due diligence investigations into client processes.

As of December 31, 2008, we had 26 sales and marketing and strategic account management professionals in the United States and the United Kingdom. Each member of these teams has significant experience in offshore outsourcing and has expertise in identifying outsourcing opportunities and process migration. We intend to selectively expand our sales and marketing and strategic account management teams.

Our sales and marketing, strategic account management and business development teams work actively with our service delivery team as the sales process moves closer to the client’s decision process to either select or expand their relationship with a service provider. The strategic account manager or sales executive works with the service delivery team to define the scope, services, assumptions and execution strategies for each proposed project and to develop project estimates and pricing and sales proposals. Senior management reviews and approves each proposal. The selling cycle varies depending on the type of service required and generally ranges from six months to eighteen months.

Members of our sales and marketing, strategic account management and business development teams remain actively involved in a project through the execution phase. Supporting each strategic account manager is a corporate sponsor, executive steering committee, operations leadership team and, in some cases, a dedicated human resources and infrastructure team.

Clients

We currently have approximately 80 clients. Our largest clients in 2008 were Centrica and Norwich Union, which together accounted for approximately 34.0% of our total revenues in 2008. Other clients include fourteen of the leading U.S. insurance carriers, a leading global credit card issuer and a Fortune 500 transportation services provider. While we are developing relationships with new clients and expect to continue to diversify our client base, we believe that the loss of any of our largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors—Risks Related to Our Business—We have a limited number of clients and provide services to few industries. In 2008, approximately 34.0% of our total revenues came from two clients.”

Our long-term relationships with our clients typically evolve from providing a single, discrete process into providing a series of complex, integrated processes across multiple business lines. For outsourcing services, we enter into long-term agreements with our clients with initial terms of between typically three and five years. Agreements for transformation services generally have shorter initial terms. Each agreement is individually negotiated with the client.

We provide services to Centrica under an agreement that has an initial term that expires in January 2010 and that can be terminated by Centrica for cause only during its initial term. Contracts with BPO clients representing approximately 10.0% of our total revenues for 2008 will expire prior to December 31, 2009, excluding any client contracts with automatic renewal clauses. See “Item 1A. Risk Factors—Risks Related to Our Business—Our client contracts contain certain termination provisions that could have an adverse effect on our business, results of operations and financial condition.”

We provide services to Norwich Union under a framework agreement and work orders generated by this agreement. The framework agreement expires in February 2012, and can be terminated by our client without cause upon six months prior notice and payment of a break-up fee. In July 2008, we entered into a Deed of Settlement setting forth certain amendments that will be made to the framework agreement.

In addition, our agreements generally limit our liability to our clients to a maximum amount, subject in many cases to certain exceptions such as indemnification for third-party claims and breaches of confidentiality. In order to meet the specific needs of our clients, we enter into contracts with varying contractual provisions.

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

•

the BPO divisions of large information technology, or IT, service companies and global BPO services companies located in the United States, such as Accenture, Electronic Data Systems Corporation, and International Business Machines;

•

the BPO divisions of IT service companies located in India such as Infosys BPO (owned by Infosys Technologies Limited), Tata Consultancy Services Limited and Wipro BPO (owned by Wipro Technologies Limited); and

•	leading accounting and management consulting firms.

We compete against these entities by establishing ourselves as a service provider with deep industry expertise, superior operational capabilities and process expertise, and unique transformation service capabilities, which enables us to respond rapidly to market trends and the evolving needs of our clients in this sector. See “—Business Strategy—Extending Our Industry Expertise” and “—Offering a Broad Range of Outsourcing and Transformation Services” and “—Continuing to Focus on Complex Processes.”

We expect that competition will increase and potentially include companies from other countries that have lower personnel costs than those currently in India. A significant part of our competitive advantage has historically been a wage cost advantage relative to companies in the United States and Europe and the ability to attract and retain highly experienced and skilled employees. We believe, however, that as a result of rising wage costs in India and the infrastructure improvements that are taking place in other emerging markets around the world, our ability to compete effectively will increasingly depend on our ability to provide high quality, on-time, complex services that require expertise in certain technical areas and to expand geographically.

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

Our principal intellectual property consists of proprietary software and the know-how of our management. We have received approvals for several trademark applications, including applications for our logo and mark, with the U.S. Patent and Trademark Office and the U.K. Trademark Office. In addition, we have filed trademark applications for the EXL and INDUCTIS marks in India. We have three unregistered trademarks that are publicly used: MOST, EXL Collections System (ECS) and ProMPT. MOST is a proprietary opportunity identification and migration methodology for processes that we have used in connection with a substantial majority of our process migrations. Our proprietary software includes our collections software called ECS and our web-enabled ProMPT system. ProMPT assists our managers in process management and performance evaluation, including tracking individual performance of agents, team leaders and other employees. We have recently launched a new version of ProMPT, which includes advanced analytics capacity and process control capabilities and other enhanced features. We consider our business processes and implementation methodologies to be confidential, proprietary information and to include trade secrets that are important to our business. Clients and business partners sign a nondisclosure agreement requiring confidential treatment of our information. Our employees are also required to sign confidentiality agreements as a condition to their employment.

Technology

We have a well-developed international telecommunications capacity to support our business operations. We use an international wide area network from India and the Philippines to connect to our points of presence in the United States and the United Kingdom. Our networking and telecommunications hubs are situated in Sunnyvale, California, and New York, New York, providing technology interface locations on the east and west coasts of the United States. Our business continuity management plan includes plans to eliminate certain risks inherent in critical applications by building redundancies and resilience into the connectivity and telecommunications infrastructure, network, systems, power availability, transportation, physical security, and trained manpower availability, as well as utilizing distributed computing.

To increase stable data and telecommunications capacity, we lease bandwidth from a number of different providers globally, including AT&T, VSNL, Telstra, Cable & Wireless and British Telecom. Currently, we have a bandwidth of over 50 megabits-per-second, or Mbps, in the United States and over 60 Mbps in the United Kingdom, which we believe is adequate for our business. We have implemented closed user group connectivity across all processing centers and technology hubs which should allow seamless transition from one center to the other in case of an outage.

Our infrastructure is built on industry standards and we work closely with several leading original equipment manufacturers and principal technology partners. The robustness of our telecommunications network has allowed us to achieve an average network availability of over 99.7% for day-to-day operations.

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

We have the following systems in place to protect the privacy of our clients and their customers and to ensure compliance with the laws and regulations governing our activities:

•

our information security policies comply with International Standards, including ISO 27001, for optimal management of various aspects of information security, including personnel, physical, systems and operations center security;

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

Process Compliance and Management

We have an independent quality compliance team to monitor, analyze, provide feedback on and report process performance and compliance. In addition, we have a customer experience team to assess and improve end customer experience for all processes. Currently, we have over 240 quality compliance analysts and customer experience analysts.

We report process performance on ProMPT, our proprietary process management and performance tracking service. ProMPT is a web-based service accessible by both our clients and us that includes process control capabilities such as digital dashboards for evaluating process management and performance at any level within an organization, including tracking the individual performance of agents, team leaders and other employees. ProMPT includes advanced analytics capacity to provide Six Sigma-based process analysis, including trend analysis, distribution analysis and cause-and-effect analysis and tracking.

Employees

As of December 31, 2008, we had a headcount of approximately 9,500 individuals (including personnel managed under structured client service agreements), the substantial portion of whom are based in India. We have approximately 120 employees in the United States and United Kingdom and approximately 375 employees based out of our new operations center in Philippines. Our employees are not unionized. We have never experienced any work stoppages and believe that our employee relations are good.

Hiring and Recruiting

Our employees are critical to the success of our business. Accordingly, we focus heavily on recruiting, training and retaining our professionals.

We have developed effective strategies that enable an efficient recruitment process. We have approximately 40 employees dedicated to recruiting located throughout India in areas where we expect that our recruitment efforts will be effective. Some of the strategies we have adopted to increase efficiency in our hiring practices include online voice assessment, dedicated recruitment offices across the country and subsidized housing for new employees who travel from neighboring cities to work at our operations centers. Our hiring policies focus on identifying high quality employees who demonstrate a high propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and interviews before we extend offers for employment. We also conduct extensive background checks on candidates, including criminal background checks as required by clients or on a sample basis. In addition, we perform random drug testing on the workforce on a regular basis. In 2008, we received more than 38,000 applications for employment and hired approximately 4,200 new professionals. We also have an employee referral program that provides us with a cost effective way of accessing qualified potential employees.

We offer our professionals competitive compensation packages that include significant incentive-based compensation and offer a variety of benefits, including free transport to and from home, subsidized meals, free access to recreational facilities and subsidized housing within close proximity to our operations centers. Our turnover rate for billable employees—employees who execute business processes for our clients following the completion of our six-month probationary period—has come down significantly from approximately 41.0% for the year ended December 31, 2007 to approximately 34.0% for the year ended December 31, 2008. However, as competition in our industry increases, our turnover rate could increase. See “Item 1A. Risk Factors—Risks

Related to Our Business—We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”

Training and Development

We dedicate significant resources to the training and development of our professionals. At December 31, 2008, we had over 140 full-time certified trainers. Our trainers work with professionals in our recruitment, operations and quality control teams to create an end-to-end process for value addition, skill evaluation, skill enhancement and certification. We also use training to provide continuity by linking skill assessment at the point of recruitment to subsequent assessment and on-the-job training.

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

Our debt collection services may be subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities within a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services from India in all but two states in the United States that have non-exempt requirements and have separate conditional exemptions with respect to our ongoing collection obligations.

Our operations are also subject to compliance with a variety of other laws, federal and regulations that apply to certain portions of our business such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Truth in Lending Act, the Fair Credit Billing Act, the Fair Debt Collection Practices Act and U.S. Federal Deposit Insurance Company, or FDIC, rules and regulations. Our client contracts specify what particular regulatory requirements we must meet in connection with the services we provide. We train our employees regarding the applicable laws and regulations.

Regulation of our business by the Indian government affects our business in several ways. We benefit from certain tax incentives promulgated by the Indian government, including a tax holiday from Indian corporate income taxes for the operation of most of our Indian operations centers, which will expire in 2010. As a result of these incentives, our operations have been subject to lower Indian tax liabilities. See “Item 1A. Risk Factors—Risks Related to the International Nature of our Business—Our financial condition could be negatively affected if foreign governments reduce or withdraw tax benefits and other incentives currently provided to companies within our industry, or if the same are not available for other reasons.” Our subsidiaries in India are also subject to certain currency transfer restrictions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange” and “—Income Taxes.”

ITEM 1A.	Risk Factors

Risks Related To Our Business

We have a limited number of clients and provide services to few industries. In 2008, approximately 34.0% of our total revenues came from two clients.

We have derived and believe that we will continue to derive a substantial portion of our total revenues from a limited number of large clients. In 2008, our two largest clients, Centrica and Norwich Union, accounted for approximately 34.0% of our total revenues. We generated 23.3% of our total revenues in 2008 from Centrica and 10.6% of our total revenues in 2008 from Norwich Union. We provide services to Centrica under an agreement that expires in January 2010 and that can be terminated by Centrica only for cause. We provide services to Norwich Union under a framework agreement and work orders generated thereby. The framework agreement expires in February 2012 and can be terminated by our client without cause upon six months prior notice and payment of a break-up fee. We expect that a significant portion of our total revenues will continue to be contributed by a limited number of large clients in the near future. The loss or financial difficulties of any of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The impact of the ongoing global economic downturn could negatively affect our business in multiple ways.

The ongoing global economic downturn has disproportionately impacted companies in the banking, financial services and insurance industries, including a number of our clients. A substantial portion of our clients are concentrated in the insurance, banking and financial services sector. In 2008, 57.3% of our total revenues were derived from clients in those industries, including 44.3% of our total revenues that were derived from clients in the insurance industry. Our business largely depends on continued demand for our services from clients and potential clients in these industries. For example, on July 11, 2008, IndyMac Bank, F.S.B., or IndyMac Bank, one of our clients, was closed by the U.S. Treasury Department’s Office of Thrift Supervision and the FDIC was named conservator. The FDIC established IndyMac Federal Bank, F.S.B., or IndyMac Federal, as the successor to IndyMac Bank. IndyMac Federal subsequently announced that it would cease mortgage loan origination. As a result, we ceased providing loan origination services to IndyMac Federal and provided a reduced volume of services to IndyMac Federal with regard to its existing mortgage loans. Continued adverse developments in these industries could further unfavorably affect our business. Other developments, such as consolidation, particularly involving our clients, could also cause the demand for our services in these industries to decline.

In addition, the decrease in the general level of economic activity, such as decreases in business and consumer spending, could result in a decrease in demand for our services, thus reducing our revenue. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in global markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our clients. If these market conditions continue, they may limit our ability to access financing or increase our cost of financing to meet liquidity needs, and affect the ability of our customers to use credit to purchase our services or to make timely payments to us, resulting in adverse effects on our financial condition and results of operations. If macroeconomic conditions worsen, we may not be able to predict the impact such worsening conditions will have on our targeted industries in general, and our results of operations specifically.

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

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located. Because most of our clients are located in the United States, any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could adversely impact our ability to do business with U.S. clients and have a material and adverse effect on our business, results of operations, financial condition and cash flows. In addition, it is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts or financing from outsourcing their services to offshore service providers. Such restrictions could affect our ability to attract or retain clients that have such contracts in the future.

In other countries, such as the United Kingdom which comprised 42.8% of our total revenues in 2008, there has also been some negative publicity and concern expressed regarding the possible effect of job losses caused by outsourcing. Legislation introduced in the United Kingdom (consolidating past case law) in 2006 provides that if a company transfers or outsources its business or a part of its business to a transferee or a service provider, the employees who were employed in such business are entitled to become employed by the transferee or service provider on the same terms and conditions as they had been employed before the transfer. The dismissal of such employees as a result of such transfer of business is deemed unfair dismissal and entitles the employees to compensation. As a result, we may become liable for redundancy payments to the employees of our clients in the United Kingdom who outsource business to us. We are generally indemnified in our existing contracts with clients in the United Kingdom to the extent we incur losses or additional costs due to the application of this legislation to us, and we intend to obtain indemnification in future contracts with clients. However, if we are unable to obtain indemnification in future contracts with clients, we may be liable under any agreements we enter into in the future with United Kingdom clients.

Our client contracts contain certain termination provisions that could have an adverse effect on our business, results of operations and financial condition.

We provide services to Centrica under an agreement that has an initial term that expires in January 2010 and that can be terminated by Centrica only for cause. We generated 23.3% of our total revenues in 2008 from Centrica. We provide services to Norwich Union under a framework agreement and work orders generated thereby. We generated 10.6% of our total revenues in 2008 from Norwich Union. The framework agreement expires in February 2012 and can be terminated by our client without cause upon six months prior notice and payment of a break-up fee. Contracts with BPO clients representing approximately 10.0% of our total revenues for the year ended December 31, 2008 will expire prior to December 31, 2009, excluding any client contracts with automatic renewal clauses. The termination of a substantial percentage of these contracts with or without cause could have a material adverse impact on the predictability of our expected revenue stream. Many of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations could result in a cancellation or non-renewal of a contract or a decrease in business provided to us. We may not be able to replace any client that elects to terminate or not renew its contract with us, which would reduce our revenues.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.

The BPO industry is very labor intensive and our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographic areas in which we operate. The industry, including us, experiences high employee turnover. In 2008, our turnover rate for billable employees was approximately 34.0%. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. Increased competition for these professionals, in the BPO industry or otherwise, could have an adverse effect on us. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to provide BPO services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins, and could lead to a decline in demand for our services. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process. However, high turnover rates do increase our cost of revenues and therefore impact our profit margins due to higher recruitment, training and retention costs as a result of maintaining larger hiring, training and human resources departments and higher operating costs due to having to reallocate certain business processes among our operations centers where we have access to the skilled workforce needed for the business. In 2008, we incurred approximately $1.6 million on recruitment and approximately $0.5 million on training costs due to employee turnover, thereby increasing our costs and reducing our profit margins for that period by $2.1 million.

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

When we are engaged by a client after the selling process for our BPO services, it takes from four to six weeks to integrate the client’s systems with ours, and up to three months thereafter to build up our services to the client’s requirements. Depending on the complexity of the processes being implemented, these time periods may be significantly longer. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. Therefore, we do not recognize significant revenues until after we have completed the implementation phase.

We enter into long-term contracts with our BPO clients, and our failure to estimate the resources and time required for our contracts may negatively affect our profitability.

The initial terms of our BPO client contracts typically range from three to seven years. In many of our BPO contracts we commit to long-term pricing with our clients and therefore bear the risk of cost overruns, completion delays, wage inflation and adverse movements in exchange rates in connection with these contracts. If we fail to estimate accurately the resources and time required for a contract, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues and profitability may be negatively affected.

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

Our transformation services, such as our decision analytics services and our risk and financial management services, are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of legislation applicable to our clients could have a significant impact on certain service offerings of our risk and financial management services business.

In addition, our decision analytics services and our risk and financial management services usually consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from these businesses.

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

Our period-to-period results have in the past and may also in the future fluctuate due to other factors, including client losses, delays or failure by our clients to provide anticipated business, variations in employee utilization rates resulting from changes in our clients’ operations, delays or difficulties in expanding our operations centers and infrastructure (including hiring new employees or constructing new operations centers), changes to our pricing structure or that of our competitors, currency fluctuation, seasonal changes in the operations of our clients and other events identified in this Annual Report on Form 10-K. Our revenues are also affected by changes in pricing under our contracts at the time of renewal or by pricing under new contracts. For example, because the majority of our revenues are denominated in pounds sterling or U.S. dollars while most of our expenses are incurred and paid in Indian rupees, our revenues can decrease or increase significantly if the exchange rates among the Indian rupee, the pound sterling and the U.S. dollar fluctuate significantly. In addition, some of our contracts do not commit our clients to provide us with a specific volume of business. These factors may make it difficult to make accurate financial forecasts or replace anticipated revenues that we do not receive as a result of delays in implementing our services or client losses. If our actual results do not meet any estimated results that we announce, or if we underperform market expectations as a result of such factors, trading prices for our common stock could be adversely affected.

Our senior management team is critical to our continued success and the loss of one or more members of our senior management team could harm our business.

Our future success substantially depends on the continued services and performance of the members of our management team and other key employees possessing technical and business capabilities, including industry expertise, that are difficult to replace. Specifically, the loss of the services of our Executive Chairman, Vikram Talwar, or of our President and Chief Executive Officer, Rohit Kapoor, could seriously impair our ability to continue to manage and expand our business. There is intense competition for experienced senior management and personnel with technical and industry expertise in the industry in which we operate, and we may not be able to retain these officers or key employees. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable and in any event these agreements do not ensure the continued service of these executive officers. Messrs. Talwar and Kapoor and certain of their affiliates have certain registration rights with respect to their shares of common stock. In addition, we currently do not maintain “key person” insurance covering any member of our management team. The loss of any of our key employees, particularly to competitors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our inability to effectively manage our rapid infrastructure and personnel growth could have a material adverse effect on our operations, results of operations and financial condition.

Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations. We have ten operations centers in India and the Philippines, including a 900-workstation center in Pasay City, Philippines, that became operational in April 2008. Our headcount has increased from approximately 1,800 on December 31, 2002 to approximately 9,500 (including personnel managed under structured client service agreements) on December 31, 2008. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated growth of our business. We are also looking at additional locations other than India and the Philippines to invest in an operations center. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for BPO services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the United States and Europe, which may reduce this competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing decision analytics services and risk and financial management services than for employees performing BPO services. As the scale of our decision analytics services and our risk and financial management services increases, wages as a percentage of revenues will likely increase. Wage increases in the long term may reduce our profit margins. Additionally, because substantially all of our employees are based in India and paid in Indian rupees, while our revenues are primarily in U.S. dollars and pounds sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, the pound sterling and the U.S. dollar fluctuate significantly.

We face significant competition from U.S.-based and non-U.S.-based outsourcing and information technology companies and from our clients, who may perform outsourcing services themselves, either in-house, in the United States or through offshore groups or other arrangements.

The market for outsourcing services is highly competitive, and we expect competition to intensify and increase from a number of sources. We believe that the principal competitive factors in our markets are price, service quality, sales and marketing skills, the ability to develop customized services and technological and industry expertise. We face significant competition for our services from our clients’ own in-house groups, including, in some cases, in-house groups operating offshore. In addition, our total revenues in 2009 could be affected by the decision of a limited number of our other clients to move work from third-party contractors to in-house groups operating offshore or to decrease work from third-party contractors as a result of internal strategic restructurings.

We also face competition from non-U.S.-based outsourcing and IT companies (including those in the United Kingdom and India) and U.S.-based outsourcing and IT companies. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and future competitors have greater financial, personnel and other resources, a broader range of service offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could harm our business, results of operations, financial condition and cash flows.

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

Although we attempt to limit and mitigate our liability for damages arising from negligent acts, errors or omissions through contractual provisions, limitations of liability set forth in our contracts may not be enforceable in all instances or may not otherwise protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, are generally not limited under those agreements. Although we have general liability insurance coverage, including coverage for errors or omissions, property damage or loss and breaches of privacy and network security, that coverage may not continue to be available on reasonable terms or to be available in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

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

Oak Hill Capital Partners and its affiliates, Vikram Talwar and Rohit Kapoor exercise significant influence over us, and their interests in our business may be different than yours.

A majority of the issued and outstanding shares of our common stock are currently beneficially owned by Oak Hill Capital Partners L.P. and certain of its affiliates, our Executive Chairman, Vikram Talwar, and our President and Chief Executive Officer, Rohit Kapoor. As of December 31, 2008, Oak Hill Capital Partners L.P. and certain of its affiliates beneficially owned 10,542,504 shares (or 36.6%) of our outstanding common stock; Mr. Talwar and certain trusts for his benefit and that of his family collectively beneficially owned 1,873,963 shares (or 6.5%) of our outstanding common stock; and Mr. Kapoor and certain trusts for his benefit and that of his family collectively beneficially owned 2,125,959 shares (or 7.4%) of our outstanding common stock. Accordingly, each of these parties can exercise significant influence over our business policies and affairs and all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with your interests.

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

We are currently evaluating additional locations other than India and the Philippines in which to invest in an operations center. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

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

Our clients are often subject to regulations that may require that we comply with certain rules and regulations in performing services for them that would not otherwise apply to us. Debt collection services, for example, may be subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many U.S. states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities in a state. We are currently licensed (or exempt from licensing requirements) to provide from India debt collection services in the United States in all but two U.S. states that have non-exempt requirements and have separate conditional exemptions with respect to our ongoing collection obligations. Other federal laws and regulations that apply to certain portions of our business include the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Truth in Lending Act, the Fair Credit Billing Act and the FDIC rules and regulations. If we do not maintain our licenses or other qualifications to provide our services, we may not be able to provide services to existing customers or be able to attract new clients and could lose revenues, which could have a material adverse effect on our business. In addition, our failure to comply with any applicable laws and regulations could subject us to civil fines and criminal penalties.

Risks Related to the International Nature of our Business

Our financial condition could be negatively affected if foreign governments reduce or withdraw tax benefits and other incentives currently provided to companies within our industry, or if the same are not available for other reasons.

Under the Indian Finance Act, 2000, we currently benefit from a holiday from Indian corporate income taxes. As a result, our service operations have been subject to relatively lower tax liabilities. We incurred minimal income tax expense in 2008 as a result of the tax holiday, compared to approximately $5.5 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). Our current tax holiday expires in 2010. When our tax holiday expires or terminates, our tax expense will materially increase.

In May 2007, the Government of India adopted the Indian Finance Act, 2007, that imposed a minimum alternative tax, or MAT, on Indian companies that benefit from a tax holiday with effect from April 1, 2007. Any MAT paid by us can be carried forward for a maximum period of eight years and can be used as a credit against corporate income taxes payable by us after expiration of the tax holiday, subject to the satisfaction of certain conditions.

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

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received six assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of the assessment orders as of December 31, 2008 are as below:

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$1.9 million	$1.9 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.0 million	$2.0 million

Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$5.0 million	$—

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.0 million	$1.4 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.7 million	$0.4 million

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we continue to believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals with the appropriate tax authorities. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future.

We have deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India for the 2003-04 and 2004-05 tax years and partial amounts with respect to the assessment orders received by Exl Inc. Subsequent to December 31, 2008, we have reached agreement with the Indian tax authorities for a deposit of approximately $1.6 million with respect to the assessment order received by Exl India for the 2005-06 tax year, of which we have deposited $0.8 million to date and expect to deposit the remainder in the near future. There is a likelihood that we might receive similar orders for other years until the above disputes are resolved. Future claims may be based on the transfer pricing or permanent establishment claims alleged by the Indian tax authorities, or may be based on alternative arguments. Any failure of our appeals or further assessments would reduce our profitability and cash flows.

Currency fluctuations among the Indian rupee, the U.K. pound sterling, Philippine Peso and the U.S. dollar could have a material adverse effect on our results of operations.

Although a substantial portion of our revenues are denominated in U.K. pounds sterling (42.8% in 2008) or U.S. dollars (56.4% in 2008), most of our expenses (64.3% in 2008) are incurred and paid in Indian rupees. We report our financial results in U.S. dollars. The exchange rates among the Indian rupee, the U.K. pound sterling, the Philippine Peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The average Indian rupee/U.S. dollar exchange rate in 2008 was approximately 43.39 (based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York), representing depreciation of the Indian rupee of 5.4% compared to the average exchange rate in 2007. The average Indian rupee/U.K. pound sterling exchange rate in 2008 was approximately 80.06 (based on the Bloomberg Composite Rate), representing appreciation of 4.2% compared to the average exchange rate in 2007. The average U.S. dollar/U.K. pound sterling exchange rate in 2008 was approximately 1.85 (based on the noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York) representing depreciation of 7.5% compared to the average exchange rate in 2007. Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar foreign currency exposures, our results of operations may be adversely affected if the Indian rupee fluctuates significantly against the U.K. pound sterling or the U.S. dollar, the U.K. pound sterling further depreciates against the U.S. dollar, our hedging strategy is unsuccessful or if the hedging markets have insufficient liquidity or depth to allow us to implement our hedging strategy in a cost-effective manner. Any failure by our hedging counterparties to meet their contractual obligations thereunder could materially and adversely effect our profitability.

Terrorist attacks and other acts of violence involving India, the Philippines, the United States or other countries could adversely affect the financial markets, result in a loss of client confidence and adversely affect our business, results of operations and financial condition.

Terrorist attacks and other acts of violence or war, including those involving India, the Philippines, the United States or other countries, may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations and financial condition. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to our operations centers. South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India, Pakistan and China. In recent years there have been several instances of military confrontations along the Indo-Pakistan border. There continues to be potential for hostilities between India and Pakistan due to recent terrorist activities, such as the terrorist attacks on the Indian Parliament and in Mumbai, India, and the geopolitical climate along the border. Although this has not been the case to date, such political tensions could create a perception that there is a risk of disruption of services provided by India-based companies, which could have a material adverse effect on the market for our services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue to operate. Our insurance policies may not insure us against losses and interruptions caused by terrorist attacks and other acts of violence or war.

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

The outbreak of an infectious disease in Asia or elsewhere or any other serious public health concerns could have a negative impact on the economies, financial markets and business activities in the countries in which our end markets are located, which could have a material adverse effect on our business. Past outbreaks of Severe Acute Respiratory Syndrome in Asia and avian influenza, or bird flu, across Asia and Europe, including recent outbreaks in parts of India, have adversely affected a number of countries and companies. Although we have not been adversely impacted by these recent outbreaks, we can give no assurance that a future outbreak of an infectious disease among humans or animals or any other serious public health concerns will not have a material adverse effect on our business.

We are vulnerable to natural disasters that could severely disrupt the normal operation of our business and adversely affect our business, results of operation and financial condition.

India is susceptible to natural disasters, including typhoons, tsunamis, floods and earthquakes. The Philippines is additionally susceptible to volcanic eruptions. Substantially all of our operations centers and employees are located in India and the Philippines. If our operations centers are damaged by a typhoon, tsunami, flood, earthquake, volcanic eruption or other natural disaster, our operations and our ability to provide services to our clients could be interrupted or delayed significantly. Our insurance coverage may not be sufficient to cover all of our potential losses. In addition, although all of our operations centers have access to other power sources, disaster management facilities in India may not be adequate to protect against potential losses. In addition, clients may terminate their contracts with us if we cannot resume providing services quickly enough. As a result, a natural disaster in India or the Philippines could have a material adverse effect on our business, results of operation and financial condition.

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

Sections 44A and Section 13 of the Indian Civil Procedure Code, 1908, or the Civil Code, govern recognition and enforcement of foreign judgments. Section 44A of the Civil Code provides for recognition and enforcement of a foreign judgment without having to file an original suit in India, provided such judgments have been rendered by courts in a country or territory outside India which the Government of India has declared to be a reciprocating territory. We have been advised by our Indian counsel that the United States and India do not currently have a treaty providing for reciprocal recognition and enforcement of judgments (other than certain arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not it is predicated upon the federal securities laws of the United States, would not be enforceable in India as such.

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Our corporate headquarters is located in New York, New York. We operate twelve operations centers in India, Philippines and the U.S., with a current installed capacity of approximately 6,887 agent workstations that operate on an uninterrupted 24/7 basis and are available to be staffed on a three-shift basis. Our networking and telecommunication hubs are located in Sunnyvale, California and in New York, New York. Out of our nine operations centers in India, we own an area representing 86,361 sq. ft. and containing 1,141 agent workstations in our operations center in Pune, India. We lease all of our other properties. The following table describes each of our material properties and lease expiration dates as of December 31, 2008. We have a new 92,300 square foot center containing approximately 900 agent workstations in Pasay City, Philippines, which commenced operations in April 2008. We do not have the option under our present lease agreements for these properties to buy the properties should we desire to do so.

Facility	Location	Space	No. of Agent Workstations	Lease Expiration
Corporate Headquarters	New York, New York	8,940 sq. ft.	N/A	March 31, 2009

Operations Center I	Noida, India	50,000 sq. ft.	658	March 14, 2010 (option to extend until 2015)

Operations Center II	Noida, India	39,700 sq. ft.	485	May 17, 2013

Operations Center III	Noida, India	68,800 sq. ft.	591	May 7, 2011

Operations Center IV-A	Pune, India	86,361 sq. ft.	1,141	Owned

Operations Center V	Noida, India	104,000 sq. ft.	949	August 29, 2010 (option to extend until 2023)

Operations Center VI	Noida, India	100,000 sq. ft.	1083	November 30, 2011 (option to extend until 2024)

Operations Center VII	Gurgaon, India	20,628 sq. ft.	197	July 19, 2011 (option to extend until 2014)

Operations Center VIII	Gurgaon, India	47,874 sq. ft.	576	October 31, 2011

U.S. Operations and Administration	Jersey City, New Jersey	20,469 sq. ft.	N/A	February 28, 2014

Operations Center IX	Pasay City, Philippines	92,300 sq. ft.	900	May 13, 2018 (option to extend until 2028)

Operations Center X	Noida, India	23,824 sq. ft.	307	October 31, 2013 (option to exit commencing November 30, 2009)

All of our operations centers are equipped with fiber connectivity and have access to other power sources.

ITEM 3.	Legal Proceedings

Tax Proceedings

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received six assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of the assessment orders as of December 31, 2008 are as below:

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$1.9 million	$1.9 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.0 million	$2.0 million

Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$5.0 million	$—

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.0 million	$1.4 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.7 million	$0.4 million

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we continue to believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals with the appropriate tax authorities. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future. Amounts paid as deposits in respect of the assessments described above, totaling $5.8 million and $4.3 million as of December 31, 2008 and December 31, 2007, respectively, are included in “Other Assets” in our consolidated balance sheet.

We have deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India for the 2003-04 and 2004-05 tax years and partial amounts with respect to the assessment orders received by Exl Inc. Subsequent to December 31, 2008, we have reached agreement with the Indian tax authorities for a deposit of approximately $1.6 million with respect to the assessment order received by Exl India for the 2005-06 tax year, of which we have deposited $0.8 million to date and expect to deposit the remainder in the near future. There is a likelihood that we might receive similar orders for other years until the above disputes are resolved. Future claims may be based on the transfer pricing or permanent establishment claims alleged by the Indian tax authorities, or may be based on alternative arguments. Any failure of our appeals or further assessments would reduce our profitability and cash flows.

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

	Price Range
Calendar Period	High	Low
2007
First Quarter	$27.00	$20.03
Second Quarter	$23.29	$17.74
Third Quarter	$22.50	$15.49
Fourth Quarter	$28.96	$19.90
2008
First Quarter	$25.67	$16.43
Second Quarter	$26.00	$13.88
Third Quarter	$17.05	$7.60
Fourth Quarter	$9.20	$4.43

As of February 27, 2009, there were 43 holders of record of our outstanding common stock.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2008	—	$—	—	$10,000,000
November 1 - November 30, 2008	40,616	$5.91	40,616	$9,760,150
December 1 - December 31, 2008	16,233	$6.14	16,233	$9,660,492

(1)	Excludes commissions paid by the Company in connection with the repurchases.

On November 6, 2008, the Company announced that it had commenced a $10.0 million share repurchase program with regard to shares of its common stock. The program expires by its terms in November 2009.

During the three months ended December 31, 2008, the Company acquired 1,204 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $7,789. The purchase price of $6.47 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. During the year ended December 31, 2008, the Company acquired 16,541 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $245,550. These shares are held as treasury stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have the following equity compensation plans, each of which has been approved by our stockholders: (1) our 2003 Stock Option Plan, (2) our 2003 India Stock Employee Option Plan and (3) our 2006 Omnibus Award Plan (including two India sub plans thereunder). For a description of each of our equity compensation plans, please see Note 11 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Equity Awards	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	2,390,997	$15.94	1,664,110
Equity compensation plans not approved by security holders	—	—	—

Total	2,390,997	$15.94	1,664,110

At a special meeting of stockholders held on January 29, 2009, our stockholders approved, among other things, an amendment to our 2006 Omnibus Award Plan to increase the number of shares of our common stock issuable there under by 4,000,000 shares, which brought the total number of shares reserved under the plan to 7,729,238.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted), our previous peer group of companies and our new peer group of companies for the period beginning October 20, 2006. Our new peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: WNS (Holdings) Limited (WNS) and Genpact Limited (Genpact). Our previous peer group of companies included WNS and Genpact along with Cognizant Technology Solutions Corp., Accenture Ltd., Infosys Technologies Limited and Wipro Technologies Limited. We have changed our peer group of companies in 2008 to better reflect the companies that we more closely compete with for new business. The returns of the component entities of our peer group index are weighted according to the market capitalization of each entity as of the beginning of each period for which a return is presented. The stock performance shown on the graph below is not indicative of future price performance.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2006, 2005 and 2004 and for each of the years ended December 31, 2005 and 2004 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2008, 2007 and 2006 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005 (unaudited)	2004 (unaudited)
	(in millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues(1)	$181.7	$152.0	$98.7	$54.2	$51.8
Cost of revenues (exclusive of depreciation and amortization)(2)	112.4	100.1	62.6	38.1	34.5

Gross profit	69.3	51.9	36.1	16.1	17.3
Selling, general and administrative expenses(3)	42.4	37.9	23.4	14.2	12.4
Depreciation and amortization expenses(4)	11.2	9.2	7.1	4.0	2.7

Income/(loss) from continuing operations	15.7	4.8	5.6	(2.1)	2.2
Total other income (expense)	(5.9)	11.8	0.8	0.4	0.1

Income/(loss) from continuing operations before income taxes	9.8	16.6	6.4	(1.7)	2.3
Income tax provision/(benefit)	(1.3)	(1.0)	(0.3)	3.0	(0.5)

Income from continuing operations	11.1	17.6	6.7	1.3	2.8
Income from discontinued operations, net of taxes	3.3	9.4	7.3	5.7	2.6

Income from continuing operations	14.4	27.0	14.0	7.0	5.4
Dividend and accretion to preferred stock	—	—	(0.6)	(0.2)	—

Net income to common stockholders	$14.4	$27.0	$13.4	$6.8	$5.4

Earnings per share:
Basic:
Continuing operations	$0.39	$0.62	$0.27	$0.05	$0.13
Discontinued operations	$0.11	$0.33	$0.32	$0.27	$0.13

Diluted:
Continuing operations	$0.38	$0.60	$0.26	$0.05	$0.13
Discontinued operations	$0.11	$0.32	$0.32	$0.27	$0.13

Weighted average number of common shares outstanding
Basic	28,811,040	28,480,033	22,863,539	21,174,548	20,518,332
Diluted	29,212,045	29,191,199	23,033,266	21,591,028	21,017,252

	At December 31,
	2008	2007	2006 (unaudited)	2005 (unaudited)	2004 (unaudited)
	(in millions)
Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$112.2	$101.4	$84.7	$23.9	$18.6
Working capital(5)	118.8	119.6	85.0	24.0	18.4
Total assets	212.0	218.4	169.2	63.6	53.9
Other long term obligations(6)	0.2	0.3	0.2	5.8	11.4
Preferred stock (liquidation preference)	—	—	—	6.2	—
Stockholders’ equity	171.3	174.0	127.2	30.9	24.8

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues. Revenues include reimbursable expenses of $11.8 million in 2008, $7.1 million in 2007, $4.4 million in 2006, $2.7 million in 2005 and $3.6 million in 2004.

(2)	Cost of revenues for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 include $1.1 million, $1.1 million, $0.5 million, $0 and $0, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients. Cost of revenues excludes depreciation and amortization related to fixed assets.

(3)	SG&A expenses for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 include $4.2 million, $3.2 million, $1.5 million, $0.1 million and $0.1 million respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff.

(4)	Depreciation and amortization for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 includes $0.5 million, $1.6 million, $1.2 million, $0, and $0, respectively, as amortization of intangibles.

(5)	Working capital means total current assets minus total current liabilities.

(6)	Other long-term obligations include senior long-term debt and capital leases.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements. See “—Forward looking statements.”

Overview

We are a recognized provider of outsourcing and transformation services focused on providing a competitive edge to our clients by outsourcing and transforming their business processes. Our outsourcing services provide integrated front-, middle- and back-office process outsourcing services for our U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation service offerings that include decision analytics, risk and financial management and operations and process excellence services. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them. We serve primarily the needs of Global 1000 companies in the insurance, utilities, financial services and transportation sectors.

We market our services directly through our sales and marketing and strategic account management teams, which operate out of New York and London, and our business development team, which operates out of Noida, India. We currently operate nine operations centers in India and one operations center in the Philippines.

We completed the Inductis acquisition on July 1, 2006. The Inductis acquisition has expanded the types and sophistication of the decision analytics services we offer. The results of operations of Inductis are consolidated in our financial statements with effect from July 1, 2006. As a result, our results of operations for the years ended December 31, 2008 and 2007 are not comparable to our results of operations for the year ended December 31, 2006.

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

On August 11, 2008, the Company completed the sale of all of its shares of Noida Customer Operations Private Limited (“NCOP’) to Aviva Global Services Singapore Pte Ltd. For all the periods presented, NCOP is reported as a discontinued operation and any discussion throughout this Management’s Discussion and Analysis and consolidated financial statements relates to continuing operations unless otherwise indicated.

Revenues

We generate revenues principally from contracts to provide outsourcing and transformation services. In 2008, we had total revenues of $181.7 million compared to total revenues of $152.0 million in 2007, an increase of 19.5%. The key drivers of growth in our total revenues in 2008 were as follows:

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

Our transformation services include various services such as decision analytics services which are intended to facilitate more effective data-based strategic and operating decisions by our clients, risk and financial management services, and operations and process excellence services.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 56.4% and 42.8%, respectively, of our total revenues for the year ended December 31, 2008 and approximately 54.0% and 45.7%, respectively, of our total revenues for the year ended December 31, 2007.

In both the United States and the United Kingdom, there has been recent negative publicity and proposed legislation with regard to outsourcing. See “Item 1A. Risk Factors—Risks Related to Our Business—Our industry may not develop in ways that we currently anticipate due to negative public reaction in the United States and elsewhere to offshore outsourcing, recently proposed legislation or otherwise.” If these trends continue and result in the enactment of additional legislation for which we are unable to contractually protect ourselves, our revenues could be materially affected. With the recent global economic downturn and resulting increases in unemployment in both of these countries, we expect these publicity and legislative trends to continue and possibly intensify. Our management actively monitors legislative activities in the United States and United Kingdom, both directly and through industry organizations. However, if legislation were enacted in the United Kingdom or the United States that has the effect of severely curtailing our activities in such countries, it is unlikely that we would be able to quickly replace such lost revenues.

We derive a significant portion of our revenues from a limited number of large clients. In the years ended December 31, 2008 and 2007, our total revenues from our two largest clients were $61.7 million and $65.0 million, respectively, accounting for 34.0% and 42.7% of our total revenues, respectively, during these periods.

We provide services to Centrica, which represented $42.4 million, or 23.3%, of our total revenues for the year ended December 31, 2008 and $44.4 million, or 29.2% of our total revenues for the year ended December 31, 2007, under an agreement that is scheduled to expire on January 25, 2010.

We provide services to Norwich Union, which represented $19.3 million, or 10.6%, of our total revenues in the year ended December 31, 2008 and $20.6 million, or 13.6%, of our total revenues for the year ended December 31, 2007, under a framework agreement and work orders generated by this agreement. The framework agreement expires in February 2012. In July 2008, we entered into a Deed of Settlement setting forth certain amendments that will be made to the framework agreement. On July 10, 2008, Norwich Union exercised its pre-existing option to purchase the shares of NCOP by paying us an amount that approximates the net asset value of NCOP. The purchase closed on August 11, 2008. For the years ended December 31, 2008, 2007 and 2006, NCOP is reported as a discontinued operation.

Contracts with BPO clients representing approximately 10.0% (excluding any client contracts with automatic renewal clauses) of our total revenues for the year ended December 31, 2008 will expire prior to December 31, 2009, while the remainder of our outsourcing services contracts expire in more than one year or do not have specified initial terms and remain in effect until terminated or until there are no active work orders or engagement schedules under such contracts.

We derived revenues from twenty-three and thirty-eight new clients for our services in the years ended December 31, 2008 and 2007, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

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

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the years ended December 31, 2008 and December 31, 2007, 6.5% and 4.7%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

Our management has observed in recent periods a shift in industry pricing models toward transaction-based pricing. We believe this trend will continue and we have begun to use transaction-based pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based model. Transaction-based pricing requires that we maintain peak efficiency in our service delivery in order to maintain our operating margins.

In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. Although we have recently had certain clients consolidate their operations within a single service provider, this was done after a period in which the client maintained relationships with multiple vendors and we believe the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to obtain optimal pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client. To the extent our large clients expand their use of multi-vendor relationships, our operating margins may be reduced with regard to such clients.

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

The most significant components of our cost of revenues is employee compensation, recruitment, training and retention. Salary levels in India, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. Salary increases are generally awarded each year effective April 1. Accordingly, employee costs are generally lower in the first quarter of each year compared to the rest of the year. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees in India, particularly among the highly skilled workforce needed to execute outsourcing services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes a non-cash amortization of stock compensation expense relating to our issuance of equity awards to employees directly involved in providing services to our clients.

We expect our cost of revenues to continue to increase as we continue to add professionals in India, the Philippines and the United States to service additional business, in particular as our transformation services business grows and as wages continue to increase in India. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. We also expect our cost of revenues to increase due to employee turnover resulting in higher recruitment and training costs.

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

We also expect cost of revenues to increase when we add new operations centers due to increases in telecommunication and rent expenses and other facilities operating costs. In particular, we have established a new 900-workstation operations center in Pasay City, Philippines, which became operational in April 2008. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease and this will have a negative impact on our operating margin.

The India Finance Act, 2007 has imposed additional taxes on leased real estate. As a result, in the future we may decide to purchase real estate in India instead of leasing it, which is likely to increase our initial cash outflow in connection with any expansion of our operations centers in India.

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

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and intangible assets. Amortization of intangible assets acquired is part of depreciation and amortization. As we add facilities, including our new 900-workstation operations center in Pasay City, Philippines, which became operational in April 2008, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure.

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars and a substantial portion of our total revenues is earned in U.K. pounds sterling. Accordingly, our results of operations are adversely affected if the U.K. pound sterling depreciates against the U.S. dollar. Although substantially all of our revenues are denominated in U.S. dollars or U.K. pounds sterling (56.4% and 42.8%, respectively, for the year ended December 31, 2008 as compared to 54.0% and 45.7%, respectively for the year ended December 31, 2007), most of our expenses (64.3% in the year ended December 31, 2008 and 65.1% in the year ended December 31, 2007) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate in the future. The results of our operations could be substantially impacted as the Indian rupee appreciates or depreciates against the U.S. dollar or the U.K. pound sterling.

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

Income Taxes

The India Finance Act, 2000 provides Exl India and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The India Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. Accordingly, facilities established in India on or before March 31, 2000 have a ten-year tax holiday, new facilities established on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2009. The Indian government has enacted legislation in fiscal year 2008 extending the tax holiday until March 31, 2010. Exl India and Inductis India provides services from its wholly owned, export oriented units situated in Noida, Gurgaon and Pune. The income derived from the services rendered from these facilities is not subject to taxes in India until April 1, 2010.

As a result of the tax holiday, our outsourcing services operations have been subject to relatively lower tax liabilities. For example, we recognized lower income tax expense with respect to our foreign operations for the year ended December 31, 2008 as a result of the tax holiday, compared to approximately $5.5 million that we would have incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). When our tax holiday expires or terminates, our tax expense will materially increase.

We recognize deferred tax assets and liabilities for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

In May 2007, the Government of India adopted the Indian Finance Act, 2007, that imposed MAT on Indian companies that benefit from a tax holiday with effect from April 1, 2007. Any MAT paid by us can be used as a credit against corporate income taxes payable by us after expiry of the tax holiday for up to seven years, subject to the satisfaction of certain conditions. In accordance with SFAS No. 109, a deferred tax asset of $2.1 million has been recognized as of December 31, 2008.

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

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among our subsidiaries and the Company may be required to satisfy such requirements. Accordingly, we determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on the analysis, we had made certain changes to our transfer pricing agreements with effect from April 2007. If the applicable income tax authorities review any of our tax returns and determine that the transfer price applied was not appropriate, we may incur increased tax liabilities, including accrued interest and penalties. We are currently involved in disputes with Indian tax authorities over the application of some of our transfer pricing policies. We have received six assessment orders from the Indian tax authorities with respect to their audit of certain of our subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of the assessment orders as of December 31, 2008 are as below:

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$1.9 million	$1.9 million

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.0 million	$2.0 million

Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$5.0 million	$ —

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.0 million	$1.4 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.7 million	$0.4 million

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we believe that the probability of loss is remote and have accordingly not accrued any amount with respect to these matters in our consolidated financial statements. We do not expect any impact from these assessments on our future income tax expense. We are subject to U.S. income taxes on the profits we recognize in the United States. We have deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India for the 2003-04 and 2004-05 tax years and partial amounts with respect to the assessment orders received by Exl Inc. Subsequent to December 31, 2008, we have reached agreement with the Indian tax authorities for a deposit of approximately $1.6 million with respect to the assessment order received by Exl India for the 2005-06 tax years, of which we have deposited $0.8 million to date and expect to deposit the remainder in the near future. There is a likelihood that we might receive similar orders for other years until the above disputes are resolved.

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

Revenue Recognition

The Company derives its revenues from outsourcing and transformation services. Revenues from outsourcing services are recognized primarily on a time-and-material, cost-plus or unit-priced basis; revenues from transformation services are recognized primarily on a time-and-material, fixed price or contingent fee basis. The services provided within our contracts generally contain one unit of accounting. Revenue is recognized under our contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of amounts billed is reasonably assured.

Revenue is recognized on time-and-material contracts primarily on the basis of full time equivalent employees, including direct and indirect costs, incurred on a client contract. Revenue is recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit mark-up. Revenue is recognized on unit-price based contracts based on the number of specified units of work (such as the number of e-mail responses) delivered to a client. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), we monitor such service level parameters to determine if any service credits or penalties have been incurred. Revenue is recognized net of any service credits that are due to a client. We have experienced minimal credits and penalties to date.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position, we believe we have adequately accrued for probable exposures as of December 31, 2008. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At December 31, 2008, we performed an analysis of the deferred tax asset valuation allowance on our Indian subsidiaries and concluded that a valuation allowance offsetting certain deferred tax assets be recorded, on the basis that it is more likely than not that there will not be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each reporting period. See Note 10, “Income Taxes,” in the notes to our consolidated financial statements for the year ended December 31, 2008.

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

Derivative Instruments

In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under our policies, with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates, and not for speculative trading purposes. We also hedge anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges, under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) until the contract is settled and at that time are recognized in the consolidated statements of operations. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of operations. We evaluate hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. Other derivatives not designated as hedging instruments under SFAS 133 consist of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency.

At December 31, 2008, forward exchange contracts of $110.2 million and GBP 30.3 million were outstanding. We have evaluated the effectiveness of all our forward exchange contracts. For the years ended December 31, 2008 and 2007, net gains/(losses) from ineffective cash flow hedges included in our consolidated statements of income totaled ($3.2) million and $1.0 million, respectively. For the years ended December 31, 2008 and 2007, we recognized net gains from other derivatives included in our consolidated statements of income totaled $2.5 million and $0, respectively. For hedge contracts discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in accumulated comprehensive income are reclassified to earnings.

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

Results of Operations

The following table summarizes our results of operations:

	Year ended December 31,
	2008	2007	2006
	(in millions)
Total revenues(1)	$181.7	$152.0	$98.7
Cost of revenues (exclusive of depreciation and amortization)(2)	112.4	100.1	62.6

Gross profit	69.3	51.9	36.1

Operating expenses:
General and administrative expenses(3)	31.1	28.7	18.7
Selling and marketing expenses(3)	11.3	9.2	4.7
Depreciation and amortization expenses(4)	11.2	9.2	7.1

Total operating expenses	53.6	47.1	30.5

Income from continuing operations	15.7	4.8	5.6
Other income/(expense):
Foreign exchange gain/(loss)	(9.3)	7.6	(0.5)
Interest and other income	3.5	4.3	1.9
Interest expense	(0.1)	(0.1)	(0.6)

Income from continuing operations before income taxes	9.8	16.6	6.4
Income tax benefit	(1.3)	(1.0)	(0.3)

Income from continuing operations	11.1	17.6	6.7
Income from discontinued operations, net of taxes	3.3	9.4	7.3

Net Income	14.4	27.0	14.0
Dividend and accretion on preferred stock	—	—	(0.6)

Net income to common stockholders	$14.4	$27.0	$13.4

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues.

(2)	Cost of revenues includes $1.1 million, $1.1 million and $0.5 for the years ended December 31, 2008, 2007 and 2006, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 11 to our consolidated financial statements. Cost of revenues excludes depreciation and amortization related to fixed assets.

(3)	General and administrative expenses and selling and marketing expenses include $4.2 million, $3.2 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 11 to our consolidated financial statements.

(4)	Depreciation and amortization includes $0.5 million, $1.6 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, of amortization of intangibles as described in Note 4 to our consolidated financial statements.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Our results of operations for the year ended December 31, 2008 were negatively impacted by losses recorded as a result of the movement of the Indian rupee against the U.S. dollar relative to our hedged position and due to lower than planned utilization rates attributable to our recent expansion in the Philippines. This was partly offset by increases in outsourcing and transformation services revenues. Exchange rate fluctuations will have a positive or a negative impact on our net income depending on the direction of fluctuation.

Revenues. Revenues increased 19.5% from $152.0 million for the year ended December 31, 2007 (including $7.1 million of reimbursable expenses) to $181.7 million for the year ended December 31, 2008 (including $11.8 million of reimbursable expenses). The overall increase of $29.7 million was attributable to an increase of $17.9 million in outsourcing services and $11.8 million in transformation services and is net of a decrease of $6.1 million due to the appreciation of the U.S. dollar with respect to the U.K. pound sterling. Revenue increases from new clients were $0.5 million in outsourcing services and $3.8 million in transformation services during the year ended December 31, 2008. Revenue increases from existing clients were attributable to volume increases within existing processes and the addition of 91 new processes during 2008.

Cost of Revenues. Cost of revenues increased 12.3% from $100.1 million for the year ended December 31, 2007 to $112.4 million for the year ended December 31, 2008. Salaries and personnel expenses for the Company increased from $69.9 million for the year ended December 31, 2007 to $78.4 million for the year ended December 31, 2008 as a result of an increase in headcount and salary levels. The operating costs related to our operations centers increased from $17.0 million for the year ended December 31, 2007 to $20.3 million for the year ended December 31, 2008, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues decreased by $5.3 million due to the depreciation of the Indian rupee with respect to the U.S. dollar. Cost of revenues includes $1.1 million and $1.1 million for the years ended December 31, 2008 and December 31, 2007, respectively, for non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues decreased from 65.8% for the year ended December 31, 2007 to 61.9% for the year ended December 31, 2008.

Gross Profit. Gross profit increased 33.4% from $51.9 million for the year ended December 31, 2007 to $69.3 million for the year ended December 31, 2008. The increase in gross profit was primarily the result of increase in revenue by $29.7 million, offset by increase in cost of revenues by $12.3 million. Gross profit as a percentage of revenues increased from 34.2% for the year ended December 31, 2007 to 38.1% for the year ended December 31, 2008.

SG&A Expenses. SG&A expenses increased 12.0% from $37.9 million for the year ended December 31, 2007 to $42.4 million for the year ended December 31, 2008. General and administrative expenses increased 8.3% from $28.7 million for the year ended December 31, 2007 to $31.1 million for the year ended December 31, 2008 and selling and marketing expenses increased 23.7% from $9.2 million for the year ended December 31, 2007 to $11.3 million for the year ended December 31, 2008. Salary and personnel expenses included in SG&A increased from $24.5 million for the year ended December 31, 2007 to $27.8 million for the year ended December 31, 2008 primarily due to the addition of non-operations staff. Overall general and administrative expenses increased by $1.1 million due to the addition of a new operations center in the Philippines and costs associated with setting up the center. SG&A expenses include $4.2 million and $3.2 million for the years ended December 31, 2008 and December 31, 2007, respectively, of non-cash amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we add significant additional sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses decreased marginally from 24.9% for the year ended December 31, 2007 to 23.4% for the year ended December 31, 2008.

Depreciation and Amortization. Depreciation and amortization increased 21.1% from $9.2 million for the year ended December 31, 2007 to $11.2 million for the year ended December 31, 2008. This increase was due to expansion of our infrastructure, including our new operations center in Pasay City, Philippines, which became operational in April 2008. However, this was partially offset by a decrease in amortization of intangibles. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet service requirements.

Income from Operations. Income from operations increased 225.4% from $4.8 million for the year ended December 31, 2007 to $15.7 million for the year ended December 31, 2008. As a percentage of revenues, income from operations increased from 3.2% for the year ended December 31, 2007 to 8.6% for the year ended December 31, 2008. The increase in income from operations was primarily the result of an increase in gross profit of $17.4 million, offset by an increase in operating expenses of $6.5 million.

Other Income/(expense). Other income is comprised of foreign exchange gains and losses, interest income and interest expense. Other income decreased significantly from $11.8 million for the year ended December 31, 2007 to ($5.9) million for the year ended December 31, 2008 as a result of a significant increase in net foreign exchange losses attributable to movement of the Indian rupee against the U.S. dollar and the U.K. pound sterling relative to our hedged position.

Provision for Income Taxes. Provision for income taxes decreased from a benefit of $1.0 million for the year ended December 31, 2007 to a benefit of $1.3 million for the year ended December 31, 2008. The effective rate of taxes has decreased from a benefit of 5.9% for the year ended December 31, 2007 to a benefit of 13.7% for the year ended December 31, 2008. This is primarily due to lower income as a result of the increase in foreign exchange losses and changes in the geographic distribution of our income.

Income from continuing operations. Income from continuing operations decreased from $17.6 million for the year ended December 31, 2007 to $11.1 million for the year ended December 31, 2008 due to a significant increase in foreign exchange losses attributable to the movement of the Indian rupee against the U.S. dollar and the U.K. pound sterling relative to our hedged position, partially offset by higher income from operations. As a percentage of revenues, income from continuing operations decreased from 11.6% for the year ended December 31, 2007 to 6.1% for the year ended December 31, 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

As a result of the Inductis acquisition on July 1, 2006, our results of operations for the year ended December 31, 2007 are not comparable to the year ended December 31, 2006. Our results of operations for the year ended December 31, 2007 are impacted by an increase in revenues attributable to the increase in outsourcing and transformation services revenues, the Inductis acquisition and changes in exchange rates of U.K. pounds sterling with respect to U.S. dollars. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will continue to decrease, which will have a negative impact on our operating margin. Also, exchange rates fluctuations will have a positive or a negative impact on our net income depending on the direction of fluctuation.

Revenues. Revenues increased 54.1% from $98.7 million for the year ended December 31, 2006 (including $4.4 million of reimbursable expenses) to $152.0 million for the year ended December 31, 2007 (including $7.1 million of reimbursable expenses). The overall increase of $53.3 million was attributable to an increase of $45.4 million in outsourcing services and $7.9 million in transformation services and is including an increase of $4.4 million due to the depreciation of the U.S. dollar with respect to the U.K. pound sterling. Revenue increases from new clients were $9.2 million in outsourcing services and $2.9 million in transformation services during the year ended December 31, 2007. Revenue increases from existing clients were attributable to volume increases within existing processes and the addition of approximately 68 new processes. Revenues for the year ended December 31, 2007 are higher by $3.3 million as compared to the year ended December 31, 2006 for transformation services due to the inclusion of Inductis from July 1, 2006, the date of acquisition.

Cost of Revenues. Cost of revenues increased 59.9% from $62.6 million for the year ended December 31, 2006 to $100.1 million for the year ended December 31, 2007. Cost of revenues for the year ended December 31, 2007 are higher by $4.8 million as compared to the year ended December 31, 2006 due to the inclusion of Inductis from July 1, 2006, the date of acquisition. Salaries and personnel expenses for the Company increased from $43.7 million in the year ended December 31, 2006 to $69.9 million in the year ended December 31, 2007 as a result of an increase in headcount and salary levels. The operating costs relating to our operations centers increased from $12.3 million for the year ended December 31, 2006 to $17.0 million for the year ended December 31, 2007, primarily reflecting our increased workforce and increased operating capacity. Cost of revenues includes $1.1 million and $0.5 million for the years ended December 31, 2007 and December 31, 2006, respectively, for non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients. As a percentage of revenues, cost of revenues increased from 63.5% for the year ended December 31, 2006 to 65.8% for the year ended December 31, 2007.

Gross Profit. Gross profit increased 44.0% from $36.1 million for the year ended December 31, 2006 to $51.9 million for the year ended December 31, 2007. The increase in gross profit is primarily the result of an increase in revenue of $53.4 million, offset by an increase in cost of revenues by $37.5 million. The increase in gross profit does not represent a trend in our results of operations. Gross profit as a percentage of revenues decreased marginally from 36.5% for the year ended December 31, 2006 to 34.2% for the year ended December 31, 2007.

SG&A Expenses. SG&A expenses increased 61.7% from $23.4 million for the year ended December 31, 2006 to $37.9 million for the year ended December 31, 2007. General and administrative expenses increased 53.6% from $18.7 million for the year ended December 31, 2006 to $28.7 million for the year ended December 31, 2007 and selling and marketing expenses increased 93.5% from $4.7 million for the year ended December 31, 2006 to $9.2 million for the year ended December 31, 2007. SG&A expenses for the year ended December 31, 2007 are higher by $3.4 million as compared to the year ended December 31, 2006 due to the inclusion of Inductis from July 1, 2006, the date of acquisition. Salary and personnel expenses included in SG&A increased from $16.1 million for the year ended December 31, 2006 to $24.5 million for the year ended December 31, 2007 primarily due to the addition of corporate and sales and marketing staff in the United States. SG&A expenses also increased by $1.9 million due to increase in audit and other professional fees incurred as a result of becoming a public company. SG&A expenses include $3.2 million and $1.5 million for the year ended December 31, 2007 and the year ended December 31, 2006, respectively, of non-cash amortization of stock compensation expense relating to our issuance of stock options to our non-operations staff. We expect our SG&A expenses to increase as we selectively expand our sales and marketing staff in the United States and the United Kingdom. As a percentage of revenues, SG&A expenses increased from 23.8% for the year ended December 31, 2006 to 24.9% for the year ended December 31, 2007.

Depreciation and Amortization. Depreciation and amortization increased 29.8% from $7.1 million for the year ended December 31, 2006 to $9.2 million for the year ended December 31, 2007. The increase was primarily due to the amortization of intangibles acquired from Inductis. As we add facilities, we expect that depreciation expense will increase, reflecting the additional investment in equipment and facilities necessary to meet customer requirements.

Income from Operations. Income from operations decreased 12.9% from $5.5 million for the year ended December 31, 2006 to $4.8 million for the year ended December 31, 2007. Income from operations decreased due to a significant increase in SG&A expenses due to the addition of corporate and sales and marketing staff in the United States, as well as an increase in audit and other professional fees incurred as a result of becoming a public company. As a percentage of revenues, income from operations decreased from 5.6% for the year ended December 31, 2006 to 3.2% for the year ended December 31, 2007.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income and interest expense. Other income increased significantly from $0.8 million for the year ended December 31, 2006 to $11.8 million for the year ended December 31, 2007 as a result of a significant increase in foreign exchange gains by $8.1 million, an increase in interest income by $2.4 million due to higher cash balances and a reduction in interest expense by $0.5 million due to the repayment of our preferred stock in October and November 2006.

Provision for Income Taxes. Provision for income taxes decreased from a tax benefit of $0.4 million for the year ended December 31, 2006 to a tax benefit of $1.0 million for the year ended December 31, 2007. The effective rate of taxes decreased marginally from a benefit of 5.7% for the year ended December 31, 2006 to a benefit of 5.9% for the year ended December 31, 2007. This is due to changes in the geographic distribution of our income and a change in the transfer pricing agreements among ExlService Holdings and Exl India. We determine the pricing among our associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. Based on our analysis, we made certain changes to the transfer pricing agreements with effect from April 2007. See Note 10, “Income Taxes,” to our consolidated financial statements for details.

Dividends and Accretion on Preferred Stock. Dividends and accretion on preferred stock were $0 for the year ended December 31, 2007 compared to $0.6 million for the year ended December 31, 2006, reflecting the repayment of our preferred stock in October and November 2006.

Income from continuing operations. Income from continuing operations increased from $6.7 million for the year ended December 31, 2006 to $17.6 million for the year ended December 31, 2007 due to increased revenue, the impact of exchange rates after considering hedge gains and better capacity and staff utilization. The significant increase in income from continuing operations does not represent a trend in our results of operations and will vary as we build capacity for future ramps ups and exchange rates fluctuate. As a percentage of revenues, income from continuing operations increased from 6.8% for the year ended December 31, 2006 to 11.6% for the year ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2008, we had $112.2 million in cash and cash equivalents on hand.

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

Cash flows provided by operating activities from continuing operations increased from $13.7 million in the year ended December 31, 2007 to $30.3 million in the year ended December 31, 2008. Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The increase in cash flows provided by operations is predominantly due to the increase in net income adjusted for non-cash items by $2.1 million and changes in working capital by $14.5 million. Changes in working capital is due to inflows from reduction in accounts receivable by $18.6 million, deferred revenue by $1.0 million and increase in accrued expenses and other current liabilities by $2.6 million, partially offset by outflows due to increase in prepaid and other current assets by $5.2 million and payment of accounts payable $3.0 million.

In general, our relationships with our outsourcing services clients, which services provide the majority of our revenues and cash flow from operations, are long-term, with our agreements with such clients typically having initial terms of between three and five years. As a result, our revenues and cash flows with regard to these clients are generally not subject to variability due to changes in pricing terms on a year to year basis. However, to the extent the volume of services we provide to a client increases or decreases, out total revenues and cash flow from such client will correspondingly increase or decrease on a period to period basis.

A significant portion of our revenues and our cash flow from operating activities are dependent on several large clients, in particular Centrica and Norwich Union. To the extent there are changes in our pricing rates or models with respect to these clients in connection with our planned renewals of our agreements with each of these clients, our revenues and cash flow from operating activities will be correspondingly affected. In particular, were we to lose one or both of these clients, our revenues and cash flows would be materially affected. Furthermore, as noted previously, trends towards multi-vendor relationships and transaction-based pricing models in our industry could impact our cash flows from current and potential large clients in future periods.

Cash used in investing activities increased from $9.0 million in the year ended December 31, 2007 to $16.0 million in the year ended December 31, 2008. The increase is primarily the result of increased capital expenditures including $4.8 million for our new operations center in the Philippines, payment made towards purchase consideration of $2.2 million for an acquisition, partially offset by the proceeds from sale of our discontinued operations of $1.0 million.

Cash flows from financing activities decreased from an inflow of $2.0 million in the year ended December 31, 2007 to an outflow of $0.2 million in the year ended December 31, 2008. The decrease is primarily due to lower proceeds from the exercise of stock options by $1.0 million in the year ended December 31, 2008 as compared to the year ended December 31, 2007 and recognition of an excess tax benefit on exercise of stock options of $0.8 million in the year ended December 31, 2007.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we have made significant capital investments, primarily related to new facilities. Capital expenditures we make to meet client needs represent primarily leasehold improvements to build out facilities, telecommunications equipment, and computer hardware and software we purchase in connection with managing client operations. We incurred approximately $14.8 million of capital expenditures in 2008. We expect to incur capital expenditures of approximately $15 million to $20 million in 2009 primarily to meet the growth requirements of our clients, including expanding our facilities in India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts. In addition, we expect to repurchase shares of our common stock from time to time until November 2009. Through December 31, 2008, we had repurchased an aggregate of approximately $0.3 million of our previously announced program to repurchase up to $10.0 million of our common stock.

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

Off-Balance Sheet Arrangements

As of December 31, 2008 and December 31, 2007, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2008:

	Payments Due by Period (in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital leases	$0.1	$0.2	$—	$—	$0.3
Operating leases	2.0	3.2	1.2	0.1	6.5
Purchase obligations	2.8	—	—	—	2.8
Other obligations(a)	0.5	0.8	0.8	0.8	2.9

Total contractual cash obligations	$5.4	$4.2	$2.0	$0.9	$12.59

(a)	Represents estimated payments under the Company’s Gratuity Plan.

Our delivery centers in India have been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that has provided us with certain incentives on imported and indigenous capital goods. Under this policy, these units must achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, we may be required to refund these incentives along with penalties and fines. However, management believes that these units will achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (3) how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS No. 161 and therefore had not adopted SFAS No. 161 as of December 31, 2008.

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic and business conditions;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the currencies in which we receive our revenues and the currencies in which we incur our costs;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in our operating geographies;

•	our ability to successfully consummate or integrate strategic acquisitions, and

•	adverse outcome of our disputes with the Indian tax authorities.

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

Components of Market Risk

Exchange Rate Risk. The functional currency of ExlService Holdings, and our subsidiaries Exl Inc., Inductis LLC and Inductis Inc., is the U.S. dollar. The functional currency of Exl India, Inductis India and Exl Support Services Pvt. Ltd., which we refer to as ESSPL, is the Indian rupee. The functional currency of Exl UK is the U.K. pound sterling. The functional currency of Inductis (Singapore) Pte Limited is the Singapore dollar. The functional currency of Exl Philippines is the Philippine Peso. In each case, the functional currency is the currency of the primary economic environment in which that entity operates. Monetary assets and liabilities in foreign currency are translated into functional currency at the rate of exchange prevailing on the related balance sheet dates. Transactions in foreign currencies are translated into functional currency at the rate of exchange prevailing on the date of the transaction. All transaction-related foreign exchange gains and losses are recorded in the accompanying consolidated statements of operations. The assets and liabilities of subsidiaries are translated into U.S. dollars at the rate of exchange prevailing on the related balance sheet date. Resulting translation adjustments are included in the “accumulated other comprehensive income/(loss)” in our December 31, 2008 consolidated balance sheet. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate.

Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (56.4% in the year ended December 31, 2008) or U.K. pounds sterling (42.8% in the year ended December 31, 2008), most of our expenses (64.3% in the year ended December 31, 2008) were incurred and paid in Indian rupees. The exchange rates among the Indian rupee, U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable. Based upon our level of operations during the year ended December 31, 2008 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the U.K. pound sterling against the U.S. dollar would have increased/decreased revenues in the year ended December 31, 2008 by approximately $3.4 million. Similarly, a 5.0% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our expenses incurred and paid in Indian rupees in the year ended December 31, 2008 by approximately $5.3 million.

We have sought to reduce the effect of Indian rupee and U.K. pound sterling (GBP) exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of cost incurred in our India operations. Forward exchange contracts with a notional amount of $110.2 million and GBP30.3 million were outstanding at December 31, 2008 and of $44.3 million and GBP29.0 million were outstanding at December 31, 2007. The forward foreign exchange contracts typically mature within twelve months, must be settled on the day of maturity and may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and U.K. pound sterling foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

Interest Rate Sensitivity. We had cash, cash equivalents and restricted cash totaling $112.7 million at December 31, 2008. These amounts were invested principally in a short-term investment portfolio primarily comprised of investment grade commercial paper, U.S treasury bills, mutual funds and money market accounts. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1.0% decrease in short term rates would reduce our interest income for the year ended December 31, 2008 by approximately $0.6 million.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits and Financial Statement Schedules.”

ITEM 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure.

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

Ernst and Young LLP, an independent registered public accounting firm, is retained to audit EXL’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008. See Ernst and Young LLP’s accompanying report on their audit of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incorporate by reference the information responsive to this Item appearing in the definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we refer to as our Proxy Statement, which we intend to file with the SEC within 120 days after the fiscal year end of December 31, 2008.

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

Financial statement schedules as of December 31, 2008 and 2007, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

3.	Exhibits.

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference.

(b)	Exhibits—see Item 15(a)(3) above.

(c)	Financial Statement Schedules—see Item 15(a)(2) above.

The following exhibits are being filed as part of this Annual Report on Form 10-K:

2.1*	Deed of Settlement, dated July 11, 2008, between the Company, Norwich Union Insurance Limited, Aviva International Holdings Limited, Aviva Global Services Singapore Private Limited, exlservice.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q filed on November 10, 2008).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2008).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1	Umbrella Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.2	Insurance Services Framework Agreement, dated as of July 29, 2004, by and between Norwich Union Customer Services (Singapore) Private Limited and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.3	Data Protection Agreement, dated as of July 29, 2004 by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, ExlService Holdings, Inc. and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.4 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.4	Data Protection Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.5 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Virtual Shareholders’ Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.6 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.6	Confidentiality Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.7 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.7	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Insurance Limited and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.8 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.8	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Life Holdings Limited and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.9 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.9	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank (incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.10	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Vikram Talwar.

10.11	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor.

10.12	ExlService Holdings, Inc. 2003 India Stock Option Plan (incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	ExlService Holdings, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	ExlService Holdings, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	Form of Stock Option Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005 (incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Agreement dated July 17, 2006 among Norwich Union Customer Services (Singapore) PTE Ltd., ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.36 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.29	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.30	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.31	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.32	Employee Offer Letter, dated February 22, 2007, between ExlService Holdings, Inc. and Matthew Appel (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 28, 2007).

10.33	Letter dated as of February 26, 2007, between Aviva Global Services Singapore Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 17, 2008).

10.34	Letter dated as of July 1, 2007, between Norwich Union and the Company (incorporated by reference to the Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.35	Letter dated as of September 10, 2007, between Norwich Union and the Company (incorporated by reference to the Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.36	Letter dated as of February 5, 2008, between Norwich Union and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 12, 2008).

10.37**	Framework Agreement, dated July 25, 2005, between Centrica plc, the Company and ExlService.com (India) Private Limited.

10.38	Notice of Extension between Centrica plc and the Company, dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 10, 2008).

10.39	Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (No. 333-157076)).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to confidential treatment granted by the Commission.

**	Certain portions of this exhibit have been omitted in connection with an application for confidential treatment therefor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 16, 2009	EXLSERVICE HOLDINGS, INC.

	By:	/s/ MATTHEW APPEL
Matthew Appel Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROHIT KAPOOR Rohit Kapoor	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2009

/s/ MATTHEW APPEL Matthew Appel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ VIKRAM TALWAR Vikram Talwar	Executive Chairman	March 16, 2009

/s/ STEVEN B. GRUBER Steven B. Gruber	Director	March 16, 2009

/s/ EDWARD V. DARDANI Edward V. Dardani	Director	March 16, 2009

/s/ KIRAN KARNIK Kiran Karnik	Director	March 16, 2009

/s/ DAVID B. KELSO David B. Kelso	Director	March 16, 2009

/s/ CLYDE W. OSTLER Clyde W. Ostler	Director	March 16, 2009

/s/ MOHANBIR SAWHNEY Dr. Mohanbir Sawhney	Director	March 16, 2009

/s/ GAREN K. STAGLIN Garen K. Staglin	Director	March 16, 2009

INDEX TO EXHIBITS

The following exhibits are being filed as part of this Annual Report on Form 10-K:

2.1*	Deed of Settlement, dated July 11, 2008, between the Company, Norwich Union Insurance Limited, Aviva International Holdings Limited, Aviva Global Services Singapore Private Limited, exlservice.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q filed on November 10, 2008).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2008).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1	Umbrella Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.2	Insurance Services Framework Agreement, dated as of July 29, 2004, by and between Norwich Union Customer Services (Singapore) Private Limited and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.3	Data Protection Agreement, dated as of July 29, 2004 by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, ExlService Holdings, Inc. and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.4 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.4	Data Protection Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.5 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Virtual Shareholders’ Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.6 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.6	Confidentiality Agreement, dated as of August 26, 2004, by and among Norwich Union Customer Services (Singapore) Private Limited, Norwich Union Insurance Limited, Norwich Union Life Services Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.7 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.7	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Insurance Limited and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.8 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.8	Guarantee and Indemnity, dated as of August 26, 2004, by and between Norwich Union Life Holdings Limited and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.9 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.9	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank (incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.10	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Vikram Talwar.

10.11	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor.

10.12	ExlService Holdings, Inc. 2003 India Stock Option Plan (incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	ExlService Holdings, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	ExlService Holdings, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	Form of Stock Option Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005 (incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Agreement dated July 17, 2006 among Norwich Union Customer Services (Singapore) PTE Ltd., ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.36 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.29	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.30	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.31	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.32	Employee Offer Letter, dated February 22, 2007, between ExlService Holdings, Inc. and Matthew Appel (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 28, 2007).

10.33	Letter dated as of February 26, 2007, between Aviva Global Services Singapore Private Limited, ExlService Holdings, Inc., ExlService.com (India) Private Limited and Noida Customer Operations Private Limited (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on March 17, 2008).

10.34	Letter dated as of July 1, 2007, between Norwich Union and the Company (incorporated by reference to the Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2007).

10.35	Letter dated as of September 10, 2007, between Norwich Union and the Company (incorporated by reference to the Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2007).

10.36	Letter dated as of February 5, 2008, between Norwich Union and the Company (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 12, 2008).

10.37**	Framework Agreement, dated July 25, 2005, between Centrica plc, the Company and ExlService.com (India) Private Limited.

10.38	Notice of Extension between Centrica plc and the Company, dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 10, 2008).

10.39	Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (No. 333-157076)).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to confidential treatment granted by the Commission

**	Certain portions of this exhibit have been omitted in connection with an application for confidential treatment therefor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

ExlService Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExlService Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 11 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments using the modified prospective transition method. Also, as discussed in Notes 2 and 8 to the Consolidated Financial Statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ExlService Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ExlService Holdings, Inc.

We have audited ExlService Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExlService Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ExlService Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExlService Holdings Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 16, 2009

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$112,174,054	$101,405,889
Restricted cash	203,262	283,436
Short-term investments	153,242	252,561
Accounts receivable, net of allowance for doubtful accounts of $128,134 in 2008 and $85,539 in 2007	33,624,964	38,513,774
Accounts receivable from related parties	88,790	338,629
Employee receivables	202,644	225,278
Prepaid expenses	2,634,516	2,426,242
Deferred tax assets	3,400,557	3,091,961
Prepaid income tax	2,033,057	—
Other current assets	3,361,863	7,190,909
Current assets of discontinued operations	—	9,412,814

Total current assets	157,876,949	163,141,493

Fixed assets, net	24,518,112	24,142,470
Intangibles, net of amortization	—	340,000
Goodwill	17,557,333	16,785,487
Restricted cash	280,911	244,121
Deferred tax assets	3,047,192	3,403,563
Other assets	8,688,195	7,631,029
Non-current assets of discontinued operations	—	2,673,682

Total assets	$211,968,692	$218,361,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,370,788	$6,389,272
Deferred revenue	2,961,336	4,440,261
Accrued employee cost	14,725,094	12,893,462
Other accrued expenses and current liabilities	17,890,094	17,103,150
Income taxes payable	—	725,622
Current portion of capital lease obligation	120,697	125,960
Current liabilities of discontinued operations	—	1,893,265

Total current liabilities	39,068,009	43,570,992

Capital lease obligations, less current portion	178,940	258,399
Other non-current liabilities	1,390,038	471,042
Non-current liabilities of discontinued operations	—	81,643

Total liabilities	40,636,987	44,382,076

Preferred stock, $0.001 par value; 15,000,000 shares authorized	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,054,145 shares issued and outstanding as of December 31, 2008 and 28,891,043 shares issued and outstanding as of December 31, 2007	29,054	28,891
Additional paid-in capital	116,675,603	110,988,552
Retained earnings	70,020,849	55,708,233
Accumulated other comprehensive income/(loss)	(14,491,104)	7,570,026

	172,234,402	174,295,702

Less: 237,080 shares as of December 31, 2008 and 163,690 shares as of December 31, 2007, held in treasury, at cost	(902,697)	(315,933)

Total stockholders’ equity	171,331,705	173,979,769

Total liabilities and stockholders’ equity	$211,968,692	$218,361,845

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2008	2007	2006
Revenues	$181,085,673	$150,401,512	$97,064,399
Revenues (from related parties)	628,090	1,631,021	1,614,937

Total revenues	181,713,763	152,032,533	98,679,336
Cost of revenues (exclusive of depreciation and amortization)	112,436,276	100,111,986	62,618,776

Gross profit	69,277,487	51,920,547	36,060,560

Operating expenses:
General and administrative expenses	31,112,703	28,723,594	18,697,909
Selling and marketing expenses	11,344,267	9,171,240	4,739,390
Depreciation and amortization	11,155,933	9,211,851	7,098,684

Total operating expenses	53,612,903	47,106,685	30,535,983

Income from continuing operations	15,664,584	4,813,862	5,524,577
Other income/(expense):
Foreign exchange gain/(loss)	(9,275,725)	7,584,096	(477,990)
Interest and other income	3,478,741	4,258,162	1,889,336
Interest expense	(70,708)	(55,355)	(579,441)

Income from continuing operations before income taxes	9,796,892	16,600,765	6,356,482
Income tax benefit	(1,339,741)	(973,787)	(360,748)

Income from continuing operations	11,136,633	17,574,552	6,717,230
Income from discontinued operations, net of taxes	3,271,034	9,469,034	7,340,566

Net income	14,407,667	27,043,586	14,057,796
Dividends and accretion on preferred stock	—	—	(617,329)

Net income to common stockholders	$14,407,667	$27,043,586	$13,440,467

Earnings per share(a):
Basic:
Continuing operations	$0.39	$0.62	$0.27
Discontinued operations	0.11	0.33	0.32

	$0.50	$0.95	$0.59

Diluted:
Continuing operations	$0.38	$0.60	$0.26
Discontinued operations	0.11	0.32	0.32

	$0.49	$0.93	$0.58

Weighted-average number of shares used in computing earnings per share:
Basic	28,811,040	28,480,033	22,863,539
Diluted	29,212,045	29,191,199	23,033,266

(a)	Per share amounts may not foot due to rounding.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

	Common Stock		Additional Paid-in Capital	Deferred Stock Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
	Shares	Amount
Balance as of December 31, 2005	21,330,514	$10,665	$17,102,069	$(200,188)	$15,235,424	$(1,189,628)	$(14,459)	$30,943,883
Common stock issued (net of issuance cost of $2,353,438)	5,750,000	5,750	69,832,063	—	—	—	—	69,837,813
Stock split	—	11,244	—	—	(11,244)	—	—	—
Stock issued on exercise/vesting of equity awards	131,813	79	149,865	—	—	—	—	149,944
Non-employee stock options	—	—	247,016	—	—	—	—	247,016
Dividends and accretion on preferred stock	—	—	—	—	(617,329)	—	—	(617,329)
Issuance of stock on acquisition of Inductis	1,049,962	525	9,134,144	—	—	—	—	9,134,669
Adjustment to initially apply FAS 123R	—	—	(200,188)	200,188	—	—	—	—
Stock based compensation	—	—	1,974,266	—	—	—	—	1,974,266
Excess Tax benefit from Stock Based Compensation	—	—	190,139	—	—	—	—	190,139
Acquisition of treasury stock	—	—	—	—	—	—	(21,057)	(21,057)
Comprehensive income:
Translation adjustments	—	—	—	—	—	471,527	—	471,527
Unrealized gain on cash flow hedges	—	—	—	—	—	1,319,698	—	1,319,698
Reclassification adjustment:
Cash flow hedges	—	—	—	—	—	(379,887)	—	(379,887)
Net income to common stockholders	—	—	—	—	14,057,796	—	—	14,057,796

Total comprehensive income	—	—	—	—	—	—	—	15,469,134
Adjustment to initially apply FAS 158, net of taxes of $7,337	—	—	—	—	—	(112,017)	—	(112,017)

Balance as of December 31, 2006	28,262,289	$28,263	$98,429,374	$—	$28,664,647	$109,693	$(35,516)	$127,196,461
Stock issued on exercise/vesting of equity awards	371,481	371	1,863,985	—	—	—	—	1,864,356
Non-employee stock options	—	—	186,875	—	—	—	—	186,875
Issuance of stock on acquisition of Inductis	257,273	257	5,448,785	—	—	—	—	5,449,042
Stock based compensation	—	—	4,306,672	—	—	—	—	4,306,672
Excess tax benefit from Stock Based Compensation	—	—	752,861	—	—	—	—	752,861
Acquisition of treasury stock	—	—	—	—	—	—	(280,417)	(280,417)
Comprehensive income:
Translation adjustments	—	—	—	—	—	2,241,507	—	2,241,507
Unrealized gain on cash flow hedges	—	—	—	—	—	12,262,262	—	12,262,262
Retirement benefits, net of taxes of $8,588	—	—	—	—	—	(201,916)	—	(201,916)
Reclassification adjustment:
Cash flow hedges	—	—	—	—	—	(6,841,520)	—	(6,841,520)
Net income to common stockholders	—	—	—	—	27,043,586	—	—	27,043,586

Total comprehensive income	—	—	—	—	—	—	—	34,503,919

Balance as of December 31, 2007	28,891,043	$28,891	$110,988,552	$—	$55,708,233	$7,570,026	$(315,933)	$173,979,769
Adjustment for change in measurement date pursuant to FAS 158, net of taxes of $5,720 Service cost and Interest cost	—	—	—	—	(70,123)	—	—	(70,123)
Amortization of actuarial loss	—	—	—	—	(24,928)	24,928	—	—
Stock issued on exercise/vesting of equity awards	163,102	163	619,903	—	—	—	—	620,066
Non-employee stock options	—	—	(69,822)	—	—	—	—	(69,822)
Stock based compensation	—	—	5,278,278	—	—	—	—	5,278,278
Excess tax expense from Stock Based Compensation	—	—	(141,308)	—	—	—	—	(141,308)
Acquisition of treasury stock	—	—	—	—	—	—	(586,764)	(586,764)
Comprehensive income:
Translation adjustments	—	—	—	—	—	(10,198,790)	—	(10,198,790)
Unrealized (loss) on cash flow hedges, net of taxes $0	—	—	—	—	—	(15,640,512)	—	(15,640,512)
Retirement benefits, net of taxes $0	—	—	—	—	—	82,375	—	82,375
Reclassification adjustment:
Cash flow hedges	—	—	—	—	—	3,670,869	—	3,670,869
Net income to common stockholders	—	—	—	—	14,407,667	—	—	14,407,667

Total comprehensive loss	—	—	—	—	—	—	—	(7,678,391)

Balance as of December 31, 2008	29,054,145	$29,054	$116,675,603	$—	$70,020,849	$(14,491,104)	$(902,697)	$171,331,705

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$14,407,667	$27,043,586	$14,057,796
Income from discontinued operations, net of taxes	(3,271,034)	(9,469,034)	(7,340,566)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,155,933	9,211,851	7,098,684
Amortization of deferred financing costs	—	—	112,500
Amortization of deferred stock compensation and other non-cash compensation	5,278,278	4,306,672	1,974,266
Interest on senior long-term debt	—	—	237,691
Non-employee stock options	288,594	545,291	605,432
Foreign exchange (gain)/loss (unrealized)	1,596,640	(1,165,453)	1,000,679
Deferred income taxes	(627,052)	(2,836,801)	(2,140,183)
Excess tax expense/(benefit) from stock-based compensation	141,308	(752,861)	(190,139)
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(51,041)	884,946	(350,999)
Accounts receivable	6,199,009	(12,418,734)	(4,933,880)
Prepaid expenses and other current assets	(2,795,913)	2,415,386	(3,079,923)
Accounts payable	(1,602,926)	1,426,187	681,663
Deferred revenue	(1,015,830)	(2,051,548)	(2,081,340)
Accrued expenses and other liabilities	6,536,207	3,975,507	5,069,995
Income taxes payable	(2,806,311)	(2,038,977)	49,452
Other assets	(3,124,417)	(5,394,030)	280,735

Net cash provided by operating activities–continuing operations	30,309,112	13,681,988	11,051,863
Net cash provided by operating activities–discontinued operations	4,063,891	9,743,142	8,735,305

Net cash provided by operating activities	34,373,003	23,425,130	19,787,168

Cash flows from investing activities
Purchase of fixed assets	(14,832,610)	(8,589,668)	(10,067,354)
Business acquisition (net of cash)	(2,156,121)	—	(1,606,543)
Proceeds from sale of discontinued operations	1,038,468	—	—
Purchase of short-term investments	—	(252,561)	—

Net cash used in investing activities–continuing operations	(15,950,263)	(8,842,229)	(11,673,897)
Net cash used in investing activities–discontinued operations	(40,025)	(122,800)	(326,619)

Net cash used in investing activities	(15,990,288)	(8,965,029)	(12,000,516)

Cash flows from financing activities
Repayment of senior long-term debt	—	—	(5,821,190)
Principal payments on capital lease obligations	(132,711)	(153,300)	(506,758)
Repayment on redemption of preferred stock	—	—	(6,688,413)
Proceeds from sale of common stock, net of issuance costs	—	—	69,837,813
Repayment of bank borrowings and other long term debt	—	—	(4,250,000)
Proceeds from exercise of stock options	620,066	1,641,159	149,944
Excess tax benefit/(deficiency) from stock-based compensation	(141,308)	752,861	190,139
Acquisition of treasury stock	(586,764)	(280,417)	(21,057)

Net cash provided by/(used for) financing activities–continuing operations	(240,717)	1,960,303	52,890,478
Net cash used for financing activities–discontinued operations	—	—	(8,803)

Net cash provided by/(used for) financing activities	(240,717)	1,960,303	52,881,675

Effect of exchange rate changes on cash and cash equivalents	(8,177,678)	423,227	457,144

Net increase in cash and cash equivalents	9,964,320	16,843,631	61,125,471
Cash and cash equivalents, beginning of year	102,209,734	85,366,103	24,240,632

Cash and cash equivalents, end of year	112,174,054	102,209,734	85,366,103
Less: Cash and cash equivalents of discontinued operations, end of year	—	803,845	619,710

Cash and cash equivalents of continuing operations, end of year	$112,174,054	$101,405,889	$84,746,393

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,022	$42,376	$3,187,141
Cash paid for taxes	$4,197,956	$7,016,567	$4,301,749
Supplemental disclosure of non-cash information:
Assets acquired under capital lease	$222,724	$106,024	$247,298
Fair value of shares issuable for non-cash consideration	$—	$—	$5,413,024
Issuance of stock on acquisition of Inductis	$—	$5,449,042	$9,134,669

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries ExlService.com, Inc. (“Exl Inc.”), ExlService Philippines, Inc (“Exl Philippines”), exlService.com (India) Private Limited (“Exl India”), Exl Support Services Pvt. Ltd. (“ESSPL”), ExlService (U.K.) Limited (“Exl UK”) and Inductis Inc. and its wholly owned subsidiaries (“Inductis”), including Inductis India Private Limited (“Inductis India”) (collectively, the “Company”) is a leading provider of outsourcing services and transformation services. The Company’s clients are located principally in the United States and the United Kingdom.

Basis of Presentation

Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the 2008 presentation. These reclassifications reflect the presentation of discontinued operations of Noida Customer Operations Private Limited (“NCOP”), previously included in the outsourcing services segment. On August 11, 2008, the Company completed the sale of all of its shares of NCOP to Aviva Global Services Singapore Pte Ltd. (see Note 15).

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Pursuant to the Company’s investment policy, its surplus funds are kept as cash or cash equivalents and are invested in highly-rated commercial paper, mutual funds and money market accounts to reduce its exposure to market risk with regard to these funds.

Current restricted cash represents amounts on deposit with banks against letters of credit and bank guarantees issued by the Company for equipment imports that will mature on various dates within the next year.

Non-current restricted cash represents guarantees against custom and excise bonding issued through banks that will mature after December 31, 2009.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Revenue Recognition

The Company derives its revenues from outsourcing services and from transformation services. Revenues from outsourcing services are recognized primarily on a time-and-material, cost-plus or unit-priced basis; revenues from transformation services are recognized primarily on a time-and-material, fixed price or contingent fee basis. The services provided within the Company’s contracts generally contain one unit of accounting. Revenue is recognized under the Company’s contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of amounts billed is reasonably assured.

Revenue is recognized on time-and-material contracts primarily on the basis of full time equivalent employees, including direct and indirect costs, incurred on a client contract. Revenue is recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit mark-up. Revenue is recognized on unit-price based contracts based on the number of specified units of work (such as the number of e-mail responses) delivered to a client. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turn around time or accuracy), the Company monitors such service level parameters to determine if any service credits or penalties have been incurred. Revenue is recognized net of any service credits that are due to a client. The Company has experienced minimal credits and penalties to date.

Revenue is recognized on fixed-price contracts using the proportional performance method. The Company estimates the proportional performance of a contract by comparing the actual number of hours or days worked to date to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. The Company regularly monitors its estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

Revenue on contingent fee based contracts is recognized when the related contingency has been met to the client’s satisfaction.

The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date.

During the year ended December 31, 2008, the Company received $436,265 of contract termination fees. This amount is included in revenues in the consolidated statement of income.

Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Year ended December 31, 2008	$11,806,843
Year ended December 31, 2007	$7,077,187
Year ended December 31, 2006	$4,354,681

During the year ended December 31, 2008, two customers accounted for 23% and 11% respectively, of the Company’s total revenues. During the year ended December 31, 2007, two customers accounted for 29% and

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

14%, respectively, of the Company’s total revenues. During the year ended December 31, 2006, two customers accounted for 19% and 18% respectively, of the Company’s total revenues.

As of December 31, 2008, two customers accounted for 25% and 13% respectively, of the Company’s total accounts receivable. As of December 31, 2007, two customers accounted for 30%, and 24% respectively, of the Company’s total accounts receivable.

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

Based on the results of its first step impairment tests performed on October 1, 2008, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event the Company records an impairment loss in the future, such amount will not be deductible for tax purposes. As of December 31, 2008, the Company’s goodwill balance was $17,557,333. Following are details of the Company’s goodwill balance:

Goodwill:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2008	$—	$16,785,487	$16,785,487
Goodwill arising from acquisition	987,016	—	987,016
Allocation of goodwill to discontinued operations	(178,154)	—	(178,154)
Foreign currency translation	(37,016)	—	(37,016)

Balance at December 31, 2008	$771,846	$16,785,487	$17,557,333

On August 11, 2008, the Company sold all of its shares of NCOP, subject to certain post-closing adjustments, to Aviva Global Services Singapore Pte Ltd. Pursuant to the sale of the business, the Company allocated goodwill to discontinued operations.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Intangible assets are carried at cost less accumulated amortization. The intangible assets are amortized over their estimated useful lives in proportion to the economic benefits consumed in each period. The estimated useful lives of the intangible assets are as follows:

Customer relationships	1-2 years
Trademarks	1.5 years
Non-compete agreements	1 year

Segment Information

Effective April 1, 2008, the Company modified its reportable segments to reflect a change in the operating segments of its business to outsourcing services and transformation services. Prior period information below has been updated to reflect the change. The Outsourcing Services segment is comprised of the former Business Process Outsourcing segment excluding operations and process excellence services (formerly known as process advisory services). The Transformation Services segment is comprised of decision analytics services (formerly known as research and analytics services), risk and financial management services (formerly known as risk advisory services) and operations and process excellence services.

The Company is organized around its Outsourcing Services and Transformation Services segments. The chief operating decision maker generally reviews financial information at the consolidated statement of income level but does not review any information except for revenues and cost of revenues of the individual segments. Therefore, the Company does not allocate or evaluate depreciation, amortization, interest expense or income, capital expenditures, and income taxes to its operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by segment.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Revenues and cost of revenues for each of the years ended December 31, 2008, 2007 and 2006, for Outsourcing Services and Transformation Services segments, respectively, are as follows:

	Year ended December 31, 2008			Year ended December 31, 2007
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$138,769,696	$42,315,977	$181,085,673	$120,523,400	$29,878,112	$150,401,512
Revenues (from related parties)	—	628,090	628,090	382,920	1,248,101	1,631,021

Total revenues	138,769,696	42,944,067	181,713,763	120,906,320	31,126,213	152,032,533
Cost of revenues (exclusive of depreciation and amortization)	85,197,013	27,239,263	112,436,276	78,218,595	21,893,391	100,111,986

Gross profit	$53,572,683	$15,704,804	$69,277,487	$42,687,725	$9,232,822	$51,920,547

Selling, general and administrative expenses			42,456,970			37,894,834
Depreciation and amortization			11,155,933			9,211,851
Foreign exchange gain/(loss)			(9,275,725)			7,584,096
Interest and other income			3,478,741			4,258,162
Interest expense			(70,708)			(55,355)
Income tax benefit			(1,339,741)			(973,787)

Income from continuing operations			11,136,633			17,574,552
Income from discontinued operations, net of taxes			3,271,034			9,469,034

Net income to common stockholders			$14,407,667			$27,043,586

	Year ended December 31, 2006
	Outsourcing Services	Transformation Services	Total
Revenues	$74,928,530	$22,135,869	$97,064,399
Revenues (from related parties)	537,890	1,077,047	1,614,937

Total revenues	75,466,420	23,212,916	98,679,336
Cost of revenues (exclusive of depreciation and amortization)	48,628,866	13,989,910	62,618,776

Gross profit	$26,837,554	$9,223,006	$36,060,560

Selling, general and administrative expenses			23,437,299
Depreciation and amortization			7,098,684
Foreign exchange loss			(477,990)
Interest and other income			1,889,336
Interest expense			(579,441)
Income tax benefit			(360,748)

Income from continuing operations			6,717,230
Income from discontinued operations, net of taxes			7,340,566

Net Income			14,057,796
Dividends and accretion on preferred stock			(617,329)

Net income to common stockholders			$13,440,467

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

All U.S. federal and state tax filings of ExlService Holdings and its U.S. subsidiaries for tax years since 2005 are subject to examination by the U.S. federal and state tax authorities, respectively. The Company concluded the Internal Revenue Service examination for the tax year 2004 for ExlService Holdings and its U.S. subsidiaries without any change in the tax return as originally filed. All tax filings of the Company’s subsidiaries in India are subject to examination by the Indian tax authorities for tax years since 2001-02, and the 2003-04 and subsequent tax years are being examined by the Indian tax authorities for EXL India. Tax filings for Inductis India are being examined by the Indian tax authorities for tax years 2006-07 and 2007-08. In addition, the tax filings for Exl Inc. for tax years 2003-04 and subsequent tax years are under examination by the Indian tax authorities. All tax filings of the Company’s subsidiaries in the U.K. are subject to examination by U.K. tax authorities for tax years since 2007.

Employee Benefits

In accordance with Indian law, all employees of the Company in India are entitled to receive benefits under the Government Provident Fund, a defined contribution plan in which both the employee and the Company contribute monthly at a determined rate (currently 12% of the employee’s base salary). These contributions are made to the Government Provident Fund. The Company is only obligated to match the employee contributions and make payments to the Fund while the employee remains employed by the Company. The assets held by the

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Fund are managed by the Fund and it is the obligation of the Fund to pay the accumulated contributions along with the returns declared by it every year to employees at the time of retirement or request for withdrawal.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income. The standard also requires companies to measure the funded status of the plan as of the date of its fiscal year-end. The Company adopted the recognition and disclosure requirements of SFAS 158 as of December 31, 2006 and the measurement date requirement as of January 1, 2008.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123(R)”) on January 1, 2006. Under the fair value recognition provisions of FAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 11 for a detailed discussion of the Company’s stock-based compensation.

Earnings Per Share

Basic earnings per share are computed by dividing net income to common stockholders by the weighted average number of common shares outstanding during each period. In determining the income to common stockholders, net income from continuing operations has been reduced by dividends and accretion on preferred stock. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents plus the future stock compensation expense on stock options, restricted stock and restricted stock units issued and outstanding at the reporting date. Stock options, restricted stock and restricted stock units that are anti-dilutive are excluded from the computation of weighted average shares outstanding. For the years ended December 31, 2008, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted stock and restricted stock units for 401,005, 711,166 and 169,727 shares, respectively. The calculation of earnings per share for the years ended December 31, 2008, 2007 and 2006 excludes stock options, restricted stock and restricted stock units for 1,537,124 shares, 498,000 shares and 1,783,000 shares , respectively, as their effect would have been anti-dilutive.

Accumulated Other Comprehensive Income/(Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income/(loss) consists of net earnings/(loss), amortization of actuarial gain/(loss) and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

No. 133”). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract. The balances of different components as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Cumulative translation adjustments	$(8,003,110)	$2,195,680
Unrealized gain/(loss) on cash flow hedges	(6,281,364)	5,688,279
Retirement benefits	(206,630)	(313,933)

Accumulated other comprehensive income/(loss)	$(14,491,104)	$7,570,026

Financial Instruments and Concentration of Credit Risk

Financial Instruments. For certain financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and other current liabilities, recorded amounts approximate fair value due to the relatively short maturity periods of such instruments.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and time deposits. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to the Company’s investment policy, its surplus funds are maintained as cash or cash equivalents and are invested in highly-rated commercial paper, U.S. treasury bills, mutual funds and money market accounts to reduce its exposure to market risk with regard to these funds. Trade accounts receivable are incurred pursuant to contractual terms with customers. Credit losses on accounts receivable have not been material because of a large concentration of revenues with a small number of large, established companies. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable.

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

The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign exchange contracts that are designated effective and qualify as cash flow hedges under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) until the contract is settled and at that time are recognized in the consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of operations and are included in foreign exchange (gain) loss. Other derivatives not designated as hedging instruments under SFAS 133 consist of forward contracts that the Company uses to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency.

The Company had outstanding forward exchange contracts totaling $110,182,000 and GBP30,320,000 as of December 31, 2008 and totaling $44,250,000 and GBP29,000,000 as of December 31, 2007.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the consolidated statements of income. For the years ended December 31, 2008, 2007 and 2006, net gain/(loss) from ineffective cash flow hedges included in the consolidated statement of income totaled ($3,206,830), $972,347 and ($1,111,972), respectively. For the years ended December 31, 2008, 2007 and 2006, the Company recognized net gains from other derivatives included in its consolidated statements of income totaled $2,509,289, $0 and $0, respectively. Such gain/(loss) is included in foreign exchange gain (loss) in the consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. For the year ended December 31, 2008, ($994,564) was reclassified from accumulated other comprehensive income into earnings because it is not probable that the forecasted transaction would occur. No significant amounts of gains or losses were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur for the years ended December 31, 2007 and 2006.

The Company estimates that approximately $5,511,795 of net derivative loss included in accumulated other comprehensive income could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of December 31, 2008. At December 31, 2008, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 34 months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2008. The table excludes cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

December 31, 2008
Other current liabilities:
Foreign currency exchange contracts	$5,633,730
Non-current liabilities:
Foreign currency exchange contracts	$769,569

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value. SFAS No. 159 was effective as of January 1, 2008. The implementation of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, consolidated statements of income or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No.141R”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 13 3” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS No. 161 and therefore had not adopted SFAS No. 161 as of December 31, 2008.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

3. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the years ended December 31, 2008 and 2007 are as follows:

	Three Months Ended
2008	March 31	June 30	September 30	December 31	Full Year
Revenues	$44,431,274	$47,015,219	$46,572,902	$43,694,368	$181,713,763
Gross profit	$15,797,368	$16,792,854	$18,526,650	$18,160,615	$69,277,487
Income from continuing operations	$4,715,012	$2,597,016	$374,332	$3,450,273	$11,136,633
Income/(loss) from discontinued operations	$2,084,800	$2,667,056	$(1,449,594)	$(31,228)	$3,271,034
Net income/(loss) to common stockholders	$6,799,812	$5,264,072	$(1,075,262)	$3,419,045	$14,407,667
Basic EPS–continuing operations	$0.16	$0.09	$0.01	$0.12	$0.39
Basic EPS–discontinued operations	$0.07	$0.09	$(0.05)	$—	$0.11
Diluted EPS–continuing operations	$0.16	$0.09	$0.01	$0.12	$0.38
Diluted EPS–discontinued operations	$0.07	$0.09	$(0.05)	$—	$0.11
Weighted-average number of shares used in computing earnings per share:
Basic	28,757,077	28,799,510	28,846,137	28,839,729	28,811,040
Diluted	29,292,838	29,351,038	29,127,304	29,075,293	29,212,045
Note:
Stock compensation expense–Cost of revenues	$132,768	$454,614	$396,013	$129,080	$1,112,475
Stock compensation expense–SG&A	$855,560	$1,431,974	$1,155,242	$723,027	$4,165,803
Amortization of intangibles	$212,129	$220,624	$50,625	$50,622	$534,000

	Three Months Ended
2007	March 31	June 30	September 30	December 31	Full Year
Revenues	$33,410,093	$35,932,828	$39,532,450	$43,157,162	$152,032,533
Gross profit	$11,821,280	$10,704,917	$13,556,943	$15,837,407	$51,920,547
Income from continuing operations	$3,213,490	$3,259,410	$4,011,439	$7,090,213	$17,574,552
Income/(loss) from discontinued operations	$2,195,136	$2,360,638	$2,228,001	$2,685,259	$9,469,034
Net income to common stockholders	$5,408,626	$5,620,048	$6,239,440	$9,775,472	$27,043,586
Basic EPS–continuing operations	$0.11	$0.11	$0.14	$0.25	$0.62
Basic EPS–discontinued operations	$0.08	$0.08	$0.08	$0.09	$0.33
Diluted EPS–continuing operations	$0.11	$0.11	$0.14	$0.24	$0.60
Diluted EPS–discontinued operations	$0.08	$0.08	$0.08	$0.09	$0.32
Weighted-average number of shares used in computing earnings per share:
Basic	28,141,321	28,495,781	28,644,120	28,698,379	28,480,033
Diluted	29,084,264	29,210,372	29,115,603	29,414,025	29,191,199
Note:
Stock compensation expense–Cost of revenues	$212,445	$288,944	$313,160	$303,148	$1,117,697
Stock compensation expense–SG&A	$615,764	$801,843	$845,988	$925,380	$3,188,975
Amortization of intangibles	$590,000	$590,000	$225,000	$225,000	$1,630,000

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

4. Acquisition of Inductis Inc

On July 1, 2006, the Company acquired all of the outstanding capital stock of Inductis Inc. (“Inductis”) for a payment of $3,047,160 in cash and the issuance of 524,981 shares with a fair value of $9,134,669, which is accounted for under the purchase method. In addition the Company issued 257,273 shares of common stock for earn out consideration for the performance related to the period ended December 31, 2006, for which the Company recorded a liability of $5,449,042 which was included in the caption “Other accrued expenses and current liabilities” in the Company’s consolidated balance sheet as of December 31, 2006. The results of operations of Inductis are included in the Company’s consolidated financial statements from July 1, 2006. Such liability was satisfied by the issuance of shares in 2007.

The entire goodwill of $16,785,487 acquired from Inductis is allocated to the Transformation Services segment.

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

The unaudited pro forma financial information for the year ended 2006 combines the historical results for ExlService for the year ended December 31, 2006 and the historical results for Inductis for the year ended December 31, 2006. (Amounts in millions except share and per share data)

Year ended December 31, 2006 (unaudited)
Revenues	$112.38
Net income to common stockholders(a)	$3.47
Basic EPS	$0.15
Diluted EPS	$0.15
Weighted-average number of shares used in computing earnings per share:
Basic	23,388,520
Diluted	23,558,247

(a)	The pro forma financial information is adjusted for amortization of intangible assets and income tax adjustments.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	Year ended December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$330,000	$(330,000)	$—
Customer relationships	1,554,000	(1,554,000)	—
Non-compete agreements	1,460,000	(1,460,000)	—

	$3,344,000	$(3,344,000)	$—

	Year ended December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$330,000	$(330,000)	$—
Customer relationships	1,360,000	(1,020,000)	340,000
Non-compete agreements	1,460,000	(1,460,000)	—

	$3,150,000	$(2,810,000)	$340,000

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $534,000, $1,630,000 and $1,180,000, respectively.

5. Fixed Assets:

Fixed assets consist of the following:

	Estimated Useful Life (Years)	December 31, 2008	December 31, 2007
Network equipment, cabling and computers	3-5	$32,025,532	$26,581,560
Buildings	30	1,632,875	2,032,454
Land	—	1,068,282	1,306,125
Leasehold improvements	3-5	11,417,271	10,271,950
Office furniture and equipment	3-7	4,179,913	4,180,635
Motor vehicles	3	888,374	1,009,214
Construction in progress		1,032,770	1,364,974

		52,245,017	46,746,912
Less: Accumulated depreciation and amortization		(27,726,905)	(22,604,442)

		$24,518,112	$24,142,470

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $10,621,933, $7,581,851 and $5,918,684, respectively.

Construction in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service. The cost and accumulated amortization of assets under capital leases at December 31, 2008 were $446,916 and $153,520, respectively, and at December 31, 2007 were $606,491 and $168,582, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

6. Preferred Stock

On December 13, 2002, the Company issued 45,304 shares of redeemable Series A preferred stock to certain new investors and certain members of management. The preferred stock was recorded net of issuance costs of $300,000, which are accreted over a period of five years.

For the year ended December 31, 2006, the Company recorded amortization of issuance costs of $112,500 and accrued dividends of $504,829 which were included in dividends and accretion on preferred stock in the Consolidated Statements of Income.

The Company repurchased all of the outstanding preferred stock by repaying $6,688,413 in October and November 2006 with a portion of the proceeds from its October 2006 initial public offering.

7. Capital Structure

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

During the year ended December 31, 2008, the Company acquired 16,541 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $245,550. The purchase price of $14.84 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock. During the year ended December 31, 2007, the Company acquired 14,552 shares of common stock from employees for a total consideration of $280,417.

During the year ended December 31, 2008, the Company purchased 56,849 shares of its common stock for an aggregate purchase price of approximately $339,508, excluding commissions, representing an average purchase price per share of $5.97 as part of the share repurchase program that authorized the purchase of up to $10,000,000 of the Company’s outstanding common stock on or prior to November, 2009. Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

8. Employee Benefit Plans

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

On January 1, 2008, the Company adopted the measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158). As required by this statement, the Company changed the measurement date for its defined benefit pension plan from October 31 to December 31 for its 2008 financial statements. The Company recognized the net periodic benefit cost of $95,051 (net of taxes of $5,720) incurred from November 1, 2007 to December 31, 2007 as an adjustment to the opening balance of retained earnings and accumulated other comprehensive loss.

The benefit obligation has been measured as of December 31, 2008. The following table sets forth the activity and the funded status of the Gratuity Plan and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	December 31,
	2008	2007(a)
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$1,238,856	$804,968
Impact of change in measurement date	70,123	—
Service cost	308,023	321,862
Interest cost	103,799	48,851
Benefits paid	(256,587)	(246,955)
Divestiture	(210,918)	—
Actuarial loss	112,562	207,567
Effect of exchange rate changes	(264,523)	102,563

Projected benefit obligation at the end of the year	$1,101,335	$1,238,856

Unfunded amount–non-current	$620,468	$552,685

Unfunded amount–current	$480,867	$686,171

Total Accrued liability	$1,101,335	$1,238,856

Accumulated benefit obligation	$896,985	$1,035,246

Net gratuity cost includes the following components:

	Year ended December 31,
	2008	2007(a)	2006(a)
Service cost	$264,681	$321,862	$257,176
Interest cost	89,196	48,851	27,981
Actuarial loss	135,888	16,454	3,248

Net gratuity cost	$489,765	$387,167	$288,405

(a)	Amounts include NCOP

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $72,106. The components of accumulated other comprehensive income that has not been recognized as components of net gratuity cost in the statement of income as of December 31, 2008 is as follows:

	December 31, 2008	December 31, 2007
Net actuarial loss	$206,630	$313,933
Net prior service (credit)/cost	—	—

Accumulated other comprehensive loss, net of tax	$206,630	$313,933

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	Year ended December 31,
	2008	2007	2006
Discount rate	10.0%	8.7%	8.0%
Rate of increase in compensation levels	8.0%	8.0%	8.0%

Expected benefit payments during the year ending December 31,
2009	$480,866
2010	$393,040
2011	$414,042
2012	$409,464
2013	$360,953
2014 to 2018	$773,537

The Company maintains both the Exl Service Inc 401(k) Plan and the Inductis 401(k) Profit Sharing Plan, (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plan amounted to $342,196, $379,783 and $149,155 during the years ended December 31, 2008, 2007 and 2006, respectively.

The Company contributes to various defined contribution plans on behalf of its employees in India and the Philippines. The assets held by the Government Provident Fund are not reported on the Company’s balance sheet. The contributions made to the Government Provident Fund for each period are as follows:

Year ended December 31, 2008	$1,891,980
Year ended December 31, 2007	$1,693,753
Year ended December 31, 2006	$1,134,443

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

9. Leases

The Company leases motor vehicles for certain of its employees. Such leases are recorded as capital leases with interest rates ranging from 10.5% to 13.5%. Future minimum lease payments under these capital leases at December 31, 2008 are as follows:

Year ending December 31,
2009	$140,600
2010	126,635
2011	64,279

Total minimum lease payments	331,514
Less: amount representing interest	31,877

Present value of minimum lease payments	299,637
Less: current portion	120,697

Long term capital lease obligation	$178,940

The Company conducts its operations using facilities, office furniture and certain equipment leased under non-cancelable operating lease agreements that expire in February 2014. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year ending December 31,
2009	$1,995,367
2010	2,030,893
2011	1,212,494
2012	573,132
2013	573,132
2014 and thereafter	95,522

Total minimum lease payments	$6,480,540

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $5,383,576, $3,330,464 and $1,905,216 for the years ended December 31, 2008, 2007 and 2006, respectively. Deferred rent as of December 31, 2008 and 2007 was $1,537,058 and $750,376, respectively.

10. Income Taxes

The fiscal year under the Indian Income Tax Act ends on March 31. A portion of the Company’s Indian operations qualify for deduction from taxable income because its profits are attributable to undertakings situated in Export Processing Zones. This deduction is available for a period of ten consecutive years beginning from the year in which the respective undertaking commenced commercial operations. Accordingly, Exl India and Inductis India can benefit from this deduction. This deduction shall terminate if the Company ceases to be an undertaking situated in Export Processing Zones. ESSPL is not eligible for this deduction.

With respect to the Company’s foreign operations, temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases arose due to differences in depreciation rates of fixed assets and provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Since export revenues of Exl India qualify for a deduction from taxable income until March 31, 2010, a substantial portion of the temporary differences will not have a tax consequence since such differences will be reversed within the tax holiday period.

Income from continuing operations before income taxes consists of the following:

	Year ended December 31,
	2008	2007	2006
Domestic	$(5,926,800)	$(4,084,466)	$231,104
Foreign	15,723,692	20,685,231	6,125,378

	$9,796,892	$16,600,765	$6,356,482

The income tax provision/(benefit) relating to continuing operations consists of the following:

	Year ended December 31,
	2008	2007	2006
Current provision:
Domestic	$—	$—	$1,547,033
Foreign	724,756	2,789,419	232,402

	$724,756	$2,789,419	$1,779,435

Deferred benefit:
Domestic	$(1,819,796)	$(1,349,305)	$(2,149,400)
Foreign	(244,701)	(2,413,901)	9,217

	$(2,064,497)	$(3,763,206)	$(2,140,183)

Income tax benefit	$(1,339,741)	$(973,787)	$(360,748)

The foreign income tax provision represents current taxes on non-exempt income in India and certain withholding taxes. Significant components of net deferred income tax assets are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Tax credit carry forward	$2,108,589	$2,394,919
Accrued expenses and others	411,366	903,309
Unrealized exchange loss	810,060	378,000
Deferred revenue	59,000	1,199,000
Depreciation and amortization	3,515,305	3,102,237
Deferred compensation	3,237,000	2,345,000
Allowance for doubtful debts	54,000	15,000
Deferred rent	262,535	210,996

Total gross deferred tax assets	10,457,855	10,548,461
Deferred tax liabilities:
Related to Inductis acquisition	—	135,351

Total gross deferred tax liabilities	—	135,351
Valuation allowance	(4,010,106)	(3,917,586)

Net deferred income tax assets	$6,447,749	$6,495,524

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. The Company determines if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

The fiscal year under the Indian Income Tax Act ends on March 31 of each year. A portion of the Company’s Indian operations qualifies for exemption from taxable income because its profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning from the year in which the entity commenced commercial operations. Accordingly, Exl India and Inductis India benefit from this deduction. This exemption shall terminate if the Company ceases to operate in Export Processing Zones or by March 2010 when the tax exemption period expires. ESSPL is not eligible for this deduction. The export revenue of Exl India, Inductis India and NCOP qualifies for a deduction from taxable income because its profits are attributable to work performed in Export Processing Zones, and a substantial portion of the temporary differences would not have any tax consequences as they will reverse within the tax holiday period. Pursuant to changes in the Indian Income tax Act from April 1, 2007, the Company has calculated its tax liability after considering the Minimum Alternate Tax (“MAT”). Amounts paid toward MAT can be carried forward and set off against future tax liabilities. In accordance with SFAS 109 “Accounting for Income Taxes” a deferred tax asset of $2,108,589 and $2,394,919 has been recognized as of December 31, 2008 and 2007, respectively with respect to such payments.

Deferred tax assets represent the tax effect of temporary differences related to the Company’s domestic operations and to the Company’s foreign operations that will reverse after the tax holiday period has expired.

The deferred tax benefit is primarily attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and arose due to differences in: (i) depreciation rates of fixed assets, (ii) provisions for gratuity and vacation pay which are allowable on a cash basis under the Indian Income Tax Act with respect to the Company’s foreign operations, (iii) deferred compensation, (iv) MAT credit entitlement and (v) deferred revenue with respect to the domestic operations of the Company. At December 31, 2008, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiary. Based on this analysis, the Company has concluded that a valuation allowance offsetting certain deferred tax assets should continue to be recorded at December 31, 2008 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance increased by approximately $92,520, $721,147 and $1,443,287 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008 and 2007, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical. Those earnings totaled $53,286,280 and $36,857,841 as of December 31, 2008 and 2007, respectively.”

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The effective income tax rate differs from the amount computed by applying the U.S. Federal statutory income tax rate to income before income taxes approximately as follows:

	Year ended December 31,
	2008	2007	2006
Expected tax provision	$3,429,000	$5,810,000	$2,224,000
Change in valuation allowance	92,520	721,147	1,443,287
Deferred tax benefit	—	(3,116,066)	(1,443,287)
Impact of tax holiday	(5,533,540)	(4,899,033)	(2,616,822)
State taxes, net of Federal taxes	(37,000)	(63,000)	(63,000)
Non-deductible non-cash compensation	639,000	506,000	229,000
Reversal of Bad Debt Reserve	(6,000)	(21,000)	(129,000)
Other	76,279	88,165	(4,926)

Tax provision/(benefit)	$(1,339,741)	$(973,787)	$(360,748)

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

The Indian Finance Act, 2000 provides Exl India and Inductis India with a ten-year holiday from Indian corporate income taxes as an entity exporting IT services from designated software technology parks and export processing zones in India. The Indian Finance Act, 2000 phases out the tax holiday over a ten-year period from fiscal 2000 through fiscal 2009. In May 2008, the Indian government extended the tax holiday by one year from March 31, 2009 to March 31, 2010. Accordingly, facilities set up in India on or before March 31, 2000 have a ten-year tax holiday, new facilities set up on or before March 31, 2001 have a nine-year tax holiday and so forth until March 31, 2010. After March 31, 2010, the tax holiday will no longer be available to new facilities. Exl India and Inductis India provides BPO services from its wholly owned, export oriented units situated in Noida, Gurgaon and Pune, India. The income derived from the services rendered from these facilities is not subject to taxes in India until April 1, 2010. For the years ended December 31, 2008, 2007 and 2006, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $5,533,540, $4,899,033 and $2,616,822, respectively, and increase diluted earnings per share by $0.19, $0.17 and $0.11, respectively.

11. Stock Based Compensation

In 2003, the Company instituted the ExlService Holdings, Inc. 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan covers all the employees of the Company and its subsidiaries. The Compensation Committee of the board of directors (the “Committee”) administers the 2003 Plan and grants stock options to eligible employees of the Company and its subsidiaries.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

Pursuant to the 2003 Plan, the Company reserved 1,600,000 shares of common stock after giving effect to the Stock Split and Conversion, for the granting of options. If an employee is terminated, they must exercise any vested options within 90 days after termination or the vested options are forfeited. On September 29, 2006, the Company decided to cease making new grants under the 2003 Plan. Grants previously made under the 2003 Plan may continue to be exercised in accordance with the terms of the 2003 Plan. As of September 29, 2006, the pool of shares available for grant under the 2003 Plan (329,854 shares of common stock) was added to the pool of available shares under the 2006 Plan (as defined below).

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

At a special meeting of the Company’s stockholders held on January 29, 2009, the Company’s stockholders approved, among other things, an amendment to the Company’s 2006 Omnibus Award Plan to increase the number of shares of its common stock issuable there under by 4,000,000 shares, which brought the total number of shares reserved under the plan to 7,729,238.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The following costs related to the Company’s stock-based compensation plan are included in the consolidated statement of income:

	Year ended December 31,
	2008	2007	2006
Cost of Revenue	$1,112,475	$1,117,697	$465,303
General and Administrative expenses	2,719,409	2,474,993	1,476,920
Selling and Marketing expenses	1,446,394	713,982	32,043

Total	$5,278,278	$4,306,672	$1,974,266

The fair value of the stock was estimated on the date of grant using third party valuations during the period when the Company was a non-public entity. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Year ended December 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected life (years)	5.52	6.25	6.06
Risk free interest rate	2.43%	4.54%	4.83%
Volatility	39%	50%	50%

The Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option, as illustrated in Staff Accounting Bulletin No. 107 (SAB 107) until December 31, 2007. Effective January 1, 2008, the estimated expected term of options granted has been revised based on historical experience since October 2006, which is representative of the expected term of the options. Effective January 1, 2008, the volatility has been calculated based on the volatility of the Company’s common stock and the volatility of stocks of comparative companies. Prior to this, volatility was calculated based on the volatility of stocks of comparative companies. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2005	1,111,102	$7.05
Granted	1,170,500	$12.22
Exercised	(113,063)	$1.33
Forfeited	(526,349)	$10.77

Outstanding at December 31, 2006	1,642,190	$10.46
Granted	462,000	$21.93
Exercised	(293,715)	$5.59
Forfeited	(228,660)	$12.40

Outstanding at December 31, 2007	1,581,815	$14.38
Granted	469,000	$16.20
Exercised	(37,219)	$10.33
Forfeited	(224,845)	$16.59

Outstanding at December 31, 2008	1,788,751	$14.67	$363,964	7.92

Vested and exercisable at December 31, 2008	544,841	$11.67	$357,139	6.88

Available for grant at December 31, 2008	1,664,110

The unrecognized compensation cost for unvested options as of December 31, 2008, is $5,969,332, which is expected to be expensed over a weighted average period of 2.46 years. The weighted-average fair value of options granted during the years ended December 31, 2008 and 2007 was $6.36 and $11.89, respectively. The total fair value of shares vested during the year ended December 31, 2008 is $1,815,478.

The following table summarizes the status of the Company’s stock options outstanding and stock options vested and exercisable at December 31, 2008:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.12 to $0.17	42,240	$0.12	42,240	$0.12
$8.00 to $15.00	1,036,311	11.81	459,481	11.74
$15.01 to $24.00	606,200	18.92	29,120	21.04
$24.01 to $36.15	104,000	24.20	14,000	24.85

Total	1,788,751	$14.67	544,841	$11.67

Subsequent to December 31, 2008, the Company granted 1,515,889 stock options to its employees and directors.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Restricted Stock and Restricted Stock Units

An award of restricted stock is a grant of shares subject to conditions and restrictions set by the Committee. The grant or the vesting of an award of restricted stock may be conditioned upon service to the Company or its affiliates or upon the attainment of performance goals or other factors, as determined in the discretion of the Committee. The Committee may also, in its discretion, provide for the lapse of restrictions imposed upon an award of restricted stock. Holders of an award of restricted stock may have, with respect to the restricted stock granted, all of the rights of a stockholder, including the right to vote and to receive dividends.

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

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2005	—	$—	—	$—
Granted	293,504	9.36	28,000	9.86
Vested	(18,750)	9.86	(4,000)	9.86
Forfeited	(7,484)	8.65	(8,000)	9.86

Outstanding at December 31, 2006	267,270	9.34	16,000	9.86
Granted	459,600	22.34	20,000	23.47
Vested	(77,766)	9.49	(16,000)	9.86
Forfeited	(48,394)	11.90	—	—

Outstanding at December 31, 2007	600,710	19.14	20,000	23.47
Granted	198,304	18.42	24,000	10.26
Vested	(125,883)	16.40	(20,000)	23.47
Forfeited	(94,885)	15.24	—	—

Outstanding at December 31, 2008	578,246	$20.13	24,000	$10.26

As of December 31, 2008, unrecognized compensation cost of $8,902,168 is expected to be expensed over a weighted average period of 2.6 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the years ended December 31, 2008 and 2007 was $17.72 and $22.39, respectively.

The number of options and shares of restricted stock have been adjusted to reflect the Stock Split described in Note 7.

The Finance Act of India, 2007 has imposed a Fringe Benefit Tax (“FBT”) on equity compensation effective April 1, 2007. The FBT is calculated on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India based employees. For the years ended December 31, 2008 and 2007, the Company recorded FBT expense of $234,043 and $267,703, respectively. The

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Company recovers FBT from its India based employees. In accordance with GAAP, the recovery of FBT is treated as additional exercise price and is recorded as an addition to additional paid-in capital in the consolidated balance sheet. No additional compensation expense was recognized as a result of the modification of equity awards with respect to the recovery of FBT.

The weighted-average intrinsic value set forth in the table above for restricted stock granted to employees who are subject to taxation on such grants in India has been reduced to reflect the expense that the Company will incur for FBT upon vesting of such restricted stock.

Advisory Board Options

During the year ended December 31, 2008, the Company granted to members of its advisory board options to purchase 20,000 shares of common stock at an exercise price of $14.85 per share under the 2006 Plan. Using the Black-Scholes valuation model, the fair value of these options at December 31, 2008 was determined to be $52,066.

In 2005, the Company granted to a member of its advisory board options to purchase 10,000 shares (after giving effect to the Stock Split and Conversion) of common stock at an exercise price of $11.88 per share under the 2003 Plan. Using the Black-Scholes valuation model, the fair value of these options at December 31, 2008 was determined to be $31,253.

The options granted to the members of the advisory board are included in the stock option activity table above.

These options vest equally over a period of four years and expire ten years from the grant date. For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of ($69,822), $186,875 and $247,016, respectively. The fair value and related compensation expense will be remeasured for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock (after giving effect to the Stock Split and Conversion) at an exercise price of $6.25 per share in July 2004 to one of the Company’s clients. The options are fully exercisable and expire ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes valuation model, was approximately $1,792,000. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement. Amortization for the years ended December 31, 2008, 2007 and 2006 was $358,416, $358,416, $358,416, respectively.

12. Related Party Transactions

The Company received services in India for employee training performed by a company controlled by Vikram Talwar in periods preceding September 2006. This company is one of the many companies rendering such services to Exl India. For the years ended December 31, 2008, 2007 and 2006, the Company recorded expenses of $0, $0 and $53,194, respectively. At December 31, 2008 and December 31, 2007, the Company had no accounts payable related to these services. The agreement with this company terminated on September 30, 2006.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

On January 15, 2008, the Company acquired net assets for a consideration of $1,508,049 plus contingent consideration earned during the year ended December 31,2008 of $460,467 for a total of $1,968,516 from a company controlled by entities related to the Oak Hill Partnerships. The Company recorded expenses of $0, $2,335,677 and $0 for years ended December 31, 2008, 2007 and 2006, respectively, for transition services performed by the seller prior to acquisition. The Company also recorded an acquisition related cost of $78,169 for the year ended December 31, 2007. As of December 31, 2008 and December 31, 2007, the Company had a balance payable of $0 and $2,413,846, respectively, related to these services.

The Company provides transformation services related primarily to compliance with the Sarbanes-Oxley Act of 2002 to Williams Scotsman, Inc., a provider of mobile and modular building solutions in North America. Williams Scotsman, Inc. was controlled by entities related to the Oak Hill Partnerships until October 31, 2007. The Company recognized $0, $424,423 and $574,877 in the years ended December 31, 2008, 2007 and 2006, respectively, in advisory fee revenue and expense reimbursements from Williams Scotsman, Inc. At December 31, 2008 and December 31, 2007, the Company had no account receivables related to these services.

The Company provides outsourcing services to MedSynergies, Inc., a provider of outsourced billing, claims administration and payment processing services to healthcare providers. MedSynergies, Inc. is controlled by entities related to FTVentures, one of the Company’s former significant stockholders and ceased to be a related party to the Company during the three months ended June 30, 2007. For the years ended December 31, 2008, 2007 and 2006, the Company recorded revenue of $0, $382,920 and $537,890, respectively.

The Company provides transformation services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. was indirectly owned by entities related to the Oak Hill Partnerships, one of the Company’s significant stockholders. The Company recognized revenue of approximately $628,090 $780,329 and $477,670 in the years ended December 31, 2008, 2007 and 2006, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. At December 31, 2008 and December 31, 2007, the Company had an account receivable of $88,790 and $338,629, respectively, related to these services.

The Company provides transformation services to FTVentures, one of the Company’s former significant stockholders. During the three months ended June 30, 2007, FTVentures ceased to be a related party to the Company. For the years ended December 31, 2008, 2007 and 2006, the Company recorded revenue of $0, $43,349 and $24,500, respectively for the period FTVentures was a related party.

For the years ended December 31, 2008, 2007 and 2006, the Company accrued management fees of $0, $0 and $160,215 to the Oak Hill Partnerships and FTVentures.

13. Geographical Information

	Year ended December 31,
	2008	2007	2006
Revenues
United States	$102,569,183	$82,063,200	$61,035,594
United Kingdom	77,806,370	69,526,818	37,325,242
Rest of world (excluding India)	599,579	275,296	318,500
India	738,631	167,219	—

	$181,713,763	$152,032,533	$98,679,336

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

	December 31, 2008	December 31, 2007
Fixed assets, net
India	$19,234,790	$22,323,430
United States	1,181,860	1,746,992
United Kingdom	106,072	54,519
Philippines	3,995,390	17,529

	$24,518,112	$24,142,470

14. Commitments and Contingencies

Fixed Asset Commitments

At December 31, 2008, the Company had committed to spend approximately $2,844,798 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

The Company’s delivery centers in India have been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that has provided the Company with certain incentives on imported and indigenous capital goods. Under this policy, these units must achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, the Company may be required to refund these incentives along with the penalties and fines. However, management believes that these units will achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Contingencies

U.S. and Indian transfer-pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be considered such transactions. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received six assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of the assessment orders as of December 31, 2008 are as below:

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price the Company applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$1.9 million	$1.9 million

Exl India	2004-05	The assessment order alleges that the transfer price the Company applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$2.0 million	$2.0 million

Exl India	2005-06	The assessment order alleges that the transfer price the Company applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and disallows certain expenses claimed as tax deductible by EXL India.	$5.0 million	$ —

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.0 million	$1.4 million

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$0.1 million

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.7 million	$0.4 million

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India for the 2003-04 and 2004-05 tax years and partial amounts with respect to the assessment orders received by Exl Inc. Subsequent to December 31, 2008, the Company reached agreement with the Indian tax authorities for a deposit of approximately $1.6 million with respect to the assessment order received by Exl India for the 2005-06 tax year, of which the Company has deposited $0.8 million to date and expects to deposit the remainder in the near future. There is a likelihood that the Company might receive similar orders for other years until the above disputes are

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

resolved. Amounts paid as deposits in respect of the assessments described above, totaling $5.8 million and $4.3 million as of December 31, 2008 and December 31, 2007, respectively, are included in “Other assets” in the Company’s consolidated balance sheet.

15. Discontinued Operations

On August 11, 2008, the Company completed the sale of all of its shares of NCOP for $3.7 million, subject to certain post-closing adjustments, to Aviva Global Services Singapore Pte Ltd. At closing the Company received $2.0 million as partial consideration for this sale. The balance consideration of $1.7 million as of December 31, 2008 is included in “other current assets” in the Company’s consolidated balance sheet as of December 31, 2008 and is expected to be finalized and received by the Company prior to March 31, 2009. For the year ended December 31, 2008 the Company is reporting NCOP as a discontinued operations and all prior period amounts have been recast on a comparable basis. NCOP was previously included in the Outsourcing Services segment.

Income from discontinued operations, net of income taxes, was 3.3 million, or $0.11 per share, for the year ended December 31, 2008 compared to $9.5 million, or $0.32 per share, for the year ended December 31, 2007 and $7.3 million, or $0.32 per share for the year ended December 31, 2006.

Prior to its sale, NCOP paid a dividend of $6.0 million to Exl India, its parent company. A dividend distribution tax of $1.0 million paid by NCOP is included in the income tax provision for discontinued operations for the year ended December 31, 2008. In addition, the Company incurred a $0.9 million capital gains tax obligation in India associated with the sale of NCOP. Such amount is included in the income tax provision for discontinued operations for the year ended December 31, 2008.

The following table shows the major categories for discontinued operations in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Operations:
Revenues	$16,398,002	$27,857,323	$23,089,194

Income from discontinued operations	7,235,066	12,551,986	9,756,388
Income tax provision	2,574,731	3,082,952	2,415,822

	$4,660,335	$9,469,034	$7,340,566

Disposal:
Loss on disposal of discontinued operations	$(515,011)	$—	$—
Income tax provision	874,290	—	—

	$(1,389,301)	$—	$—

Income from discontinued operations, net of taxes	$3,271,034	$9,469,034	$7,340,566

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The following table shows the major categories of assets and liabilities classified in discontinued operations in the consolidated balance sheet at December 31, 2007. No such amounts are applicable at December 31, 2008.

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