Form 10-Q
period 2009-03-31
ExlService Holdings, Inc.
filed 2009-05-11
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 30, 2009, there were 28,923,833 shares of the registrant’s common stock outstanding (excluding 247,030 shares held in treasury), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$106,595	$112,174
Short-term investments	153	153
Accounts receivable, net of allowance for doubtful accounts of $125 at March 31, 2009 and $128 at December 31, 2008	31,888	33,714
Deferred tax assets	4,084	3,401
Income tax receivable	2,170	2,033
Prepaid expenses and other current assets	3,948	6,402

Total current assets	148,838	157,877

Fixed assets, net of accumulated depreciation of $29,040 at March 31, 2009 and $27,727 at December 31, 2008	24,023	24,518
Goodwill	17,557	17,557
Deferred tax assets	2,380	3,047
Other assets	9,745	8,970

Total assets	$202,543	$211,969

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,894	$3,371
Deferred revenue	2,911	2,961
Accrued employee cost	7,383	14,725
Accrued expenses and other current liabilities	17,069	18,011

Total current liabilities	29,257	39,068

Non-current liabilities	2,109	1,569

Total liabilities	31,366	40,637

Commitments and contingencies	—	—
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,095,045 shares issued and outstanding as of March 31, 2009 and 29,054,145 shares issued and outstanding as of December 31, 2008	29	29
Additional paid-in capital	118,226	116,676
Retained earnings	72,904	70,021
Accumulated other comprehensive loss	(19,034)	(14,491)

	172,125	172,235

Less: 244,016 shares as of March 31, 2009 and 237,080 shares as of December 31, 2008, held in treasury, at cost	(948)	(903)

Total stockholders’ equity	171,177	171,332

Total liabilities and stockholders’ equity	$202,543	$211,969

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2009	2008
Revenues	$40,986	$44,431
Cost of revenues (exclusive of depreciation and amortization)	24,356	28,634

Gross profit	16,630	15,797

Operating expenses:
General and administrative expenses	6,733	8,374
Selling and marketing expenses	3,184	2,374
Depreciation and amortization	2,430	2,515

Total operating expenses	12,347	13,263

Income from operations	4,283	2,534
Other income/(expense):
Foreign exchange gain/(loss)	(1,309)	1,614
Interest and other income, net	311	536

Income from continuing operations before income taxes	3,285	4,684
Income tax provision/(benefit)	263	(31)

Income from continuing operations	3,022	4,715
Income/(loss) from discontinued operations, net of taxes	(139)	2,085

Net income to common stockholders	$2,883	$6,800

Earnings per share(a):
Basic:
Continuing operations	$0.10	$0.16
Discontinued operations	—	0.07

	$0.10	$0.24

Diluted:
Continuing operations	$0.10	$0.16
Discontinued operations	—	0.07

	$0.10	$0.23

Weighted-average number of shares used in computing earnings per share:
Basic	28,843,190	28,757,077
Diluted	29,079,675	29,292,838

(a) Per share amounts may not foot due to rounding.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,883	$6,800
Income/(loss) from discontinued operations, net of taxes	(139)	2,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,430	2,515
Amortization of deferred stock compensation and other non-cash compensation	1,539	988
Non employee stock options	71	74
Unrealized foreign exchange (gain)/loss	(373)	(602)
Deferred income taxes	(758)	(92)
Change in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	2,491	(7,605)
Prepaid expenses and other current assets	(698)	3,115
Accounts payable	67	(943)
Accrued employee cost	(7,545)	(5,338)
Accrued expenses and other current liabilities	(2,249)	(465)
Income taxes payable	(36)	(1,523)
Other assets and liabilities	799	(4,690)

Net cash used for operating activities - continuing operations	(1,240)	(9,851)
Net cash provided by operating activities - discontinued operations	—	1,841

Net cash used for operating activities	(1,240)	(8,010)

Cash flows from investing activities:
Purchase of fixed assets	(5,013)	(6,817)
Business acquisition	—	(1,696)
Proceeds from sale of discontinued operations	1,448	—

Net cash used for investing activities - continuing operations	(3,565)	(8,513)
Net cash used for investing activities - discontinued operations	—	(36)

Net cash used for investing activities	(3,565)	(8,549)

Cash flows from financing activities:
Principal payments on capital lease obligations	(27)	—
Proceeds from exercise of stock options	—	30
Acquisition of treasury stock	(45)	(13)

Net cash provided by/(used for) financing activities	(72)	17

Effect of exchange rate changes on cash and cash equivalents	(702)	7

Net decrease in cash and cash equivalents	(5,579)	(16,535)
Cash and cash equivalents, beginning of period (includes $804 at January 1, 2008 for discontinued operations)	112,174	102,210
Less cash and equivalents of discontinued operations, end of period	—	683

Cash and equivalents of continuing operations, end of period	$106,595	$84,992

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries ExlService.com, Inc. (“Exl Inc.”), ExlService Philippines, Inc. (“Exl Philippines”), exlService.com (India) Private Limited (“Exl India”), Exl Support Services Pvt. Ltd. (“ESSPL”), ExlService (U.K.) Limited (“Exl UK”), ExlService Mauritius Limited (“Exl Mauritius”), ExlService SEZ BPO Solutions Private Limited (“Exl SEZ BPO”) and Inductis Inc. and its wholly owned subsidiaries (“Inductis”), including Inductis LLC (“Inductis LLC”), Inductis India Private Limited (“Inductis India”) and Inductis (Singapore) Pte Limited (“Inductis Singapore”) (collectively, the “Company”), is a leading provider of outsourcing services and transformation services. The Company’s clients are located principally in the United States and the United Kingdom.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of such statements for these periods. The consolidated statements of income for the interim periods presented are not necessarily indicative of the results for the full year or for any subsequent period.

Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the 2009 presentation. These reclassifications reflect the presentation of discontinued operations of Noida Customer Operations Private Limited (“NCOP”), previously included in the outsourcing services segment. On August 11, 2008, the Company completed the sale of all of its shares of NCOP to Aviva Global Services Singapore Pte Ltd. (see Note 16).

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (revised 2007)”). SFAS No. 141 (revised 2007) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The impact of SFAS No. 141 (revised 2007) on the Company’s consolidated financial statements will depend on the size and nature of any acquisitions on or after January 1, 2009.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

In February 2008, the FASB issued Financial Staff Positions (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The implementation of FSP 157-2 for non financial assets and financial liabilities, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS No. 161, effective January 1, 2009, did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 6 on Derivative Financial Instruments.

In April 2009, the FASB issued three Staff Positions that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. These FSPs are effective for periods ending after June 15, 2009. The Company is currently evaluating the impact that these standards will have on its financial statements.

3. Earnings Per Share

Basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of common shares outstanding during each period and diluted earnings per share is computed by using the weighted average number of common shares plus the potentially dilutive effect of stock options, restricted stock, and restricted stock units issued and outstanding at the reporting date. Stock options, restricted stock, and restricted stock units that are anti-dilutive are excluded from the computation of weighted average shares outstanding.

For the three months ended March 31, 2009 and 2008, the weighted average number of shares used in calculating the diluted earnings per share includes stock options, restricted stock, and restricted stock units for 236,485 shares and 535,761 shares, respectively.

The calculation of earnings per share for the three months ended March 31, 2009 and 2008 excludes stock options, restricted stock, and restricted stock units for 3,103,074 shares and 961,200 shares, respectively, as their effect would have been anti-dilutive.

4. Segment Information

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the three months ended March 31, 2009 and 2008 for Outsourcing Services and Transformation Services segments, respectively, are as follows:

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$33,393	$7,593	$40,986	$34,917	$9,514	$44,431
Cost of revenues (exclusive of depreciation and amortization)	18,261	6,095	24,356	22,605	6,029	28,634

Gross profit	$15,132	$1,498	$16,630	$12,312	$3,485	$15,797

Operating expenses			12,347			13,263
Other income/(expense)			(998)			2,150
Income tax provision/(benefit)			263			(31)

Income from continuing operations			3,022			4,715
Income/(loss) from discontinued operations, net of taxes			(139)			2,085

Net income to common stockholders			$2,883			$6,800

5. Fair Value Measurements

SFAS 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

SFAS 157 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1 – Quoted prices for identical instruments in active markets;

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2009. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$98,484	$—	$—	$98,484
Derivative financial instruments	—	67	—	67

Total	$98,484	$67	$—	$98,551

Liabilities
Derivative financial instruments	$—	$8,733	$—	$8,733

Derivative Financial Instruments. The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See Note 6 for further details on derivative financial instruments.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

6. Derivative Financial Instruments

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

The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that are designated effective and that qualify as cash flow hedges under SFAS No. 133. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) (“AOCI”) until the contract is settled and at that time are recognized in the unaudited consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the unaudited consolidated statement of income and are included in foreign exchange gain/(loss).

The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under SFAS No. 133 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statement of income and are included in foreign exchange gain/(loss).

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur for the three months ended March 31, 2009 and 2008.

The Company had outstanding foreign exchange contracts totaling $94,291 and GBP23,600 as of March 31, 2009 and totaling $110,182 and GBP30,320 as of December 31, 2008. The Company estimates that approximately $7,414 of net derivative losses included in AOCI could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of March 31, 2009. At March 31, 2009, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 31 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets as on March 31, 2009 and December 31, 2008:

Derivatives designated as hedging instruments under SFAS No. 133:

	March 31, 2009	December 31, 2008
Accrued expense and other current liabilities:
Foreign currency exchange contracts	$7,355	$5,411
Non-current liabilities:
Foreign currency exchange contracts	$1,378	$770

Derivatives not designated as hedging instruments under SFAS No. 133:

	March 31, 2009	December 31, 2008
Prepaid and other current assets :
Foreign currency exchange contracts	$67	$—
Accrued expense and other current liabilities:
Foreign currency exchange contracts	$—	$223

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income for the three months ended March 31, 2009 and 2008:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(3,926)	$(2,107)	Foreign exchange gain/(loss)	$(1,415)	$1,828	Foreign exchange gain/(loss)	$(42)	$(237)

Derivatives not Designated as Hedging Instrument under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2009	2008
Foreign exchange contracts	Foreign exchange gain/(loss)	$(469)	$—

7. Comprehensive Income/(Loss):

The following table sets forth the components of comprehensive income/(loss) for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Net income available to common stockholders	$2,883	$6,800
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges	(2,511)	(3,935)
Foreign currency translation adjustment	(2,058)	(741)
Retirement benefits	26	(11)

Total other comprehensive income/(loss)	(4,543)	(4,687)

Total comprehensive income/(loss)	$(1,660)	$2,113

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

8. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended March 31, 2009, the Company acquired 1,315 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $11. The purchase price of $8.31 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

During the three months ended March 31, 2009, the Company purchased 5,621 shares of its common stock for an aggregate purchase price of approximately $34, excluding commissions, representing an average purchase price per share of $6.11 as part of the share repurchase program that authorized the purchase of up to $10,000 of the Company’s outstanding common stock on or prior to November 2009. Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

9. Employee Benefit Plans

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

Net gratuity cost includes the following components:

	Three months ended March 31,
	2009	2008
Service cost	$65	$76
Interest cost	27	24
Actuarial loss	17	—

Net gratuity cost	$109	$100

The Company contributes to various defined contribution plans on behalf of its employees in India and the Philippines. The assets held by the plans are not reported on the Company’s balance sheet. The contributions made to the plans for each period are as follows:

Three months ended March 31, 2009	$439
Three months ended March 31, 2008	$497

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

10. Leases

The Company leases motor vehicles for some of its employees. Such leases are recorded as capital leases with interest rates ranging from 10.5% to 13.5%. Future minimum lease payments under these capital leases at March 31, 2009 are as follows:

Year ending March 31,
2010	$140
2011	112
2012	31

Total minimum lease payments	283
Less: amount representing interest	25

Present value of minimum lease payments	258
Less: current portion	123

Long term capital lease obligation	$135

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire through February 2014. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending March 31,
2010	$2,079
2011	2,649
2012	1,196
2013	609
2014	525

Total minimum lease payments	$7,058

The operating leases are subject to renewal periodically and have scheduled rent increases. We account for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $1,257 and $1,504 for the three months ended March 31, 2009 and 2008, respectively.

11. Income Taxes

The Company recorded income tax expense/(benefit) of $263 and ($31) for the three months ended March 31, 2009 and 2008, respectively.

The effective rate of taxes attributable to continuing operations has increased from a tax benefit of 0.7% for the three months ended March 31, 2008 to a tax provision of 8.0% for the three months ended March 31, 2009. Changes in our effective rate of taxes are primarily due to the changes in the geographic distribution of our income. Certain of our Indian subsidiaries benefit from a tax holiday until March 2010.

The fiscal year under the Indian Income Tax Act ends on March 31 of each year. A portion of the Company’s Indian operations qualifies for exemption from taxable income because its profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning from the year in which the entity commenced commercial operations. Accordingly, Exl India and Inductis India benefit from this deduction. This exemption terminates if the Company ceases to operate in Export Processing Zones or by March 2010 when the tax exemption period expires. ESSPL is not eligible for this deduction. The export revenue of Exl India and Inductis India qualifies for a deduction from taxable income because its profits are attributable to work performed in Export Processing Zones, and a portion of the temporary differences will not have any tax consequences as they will reverse within the tax holiday period.

Pursuant to changes in the Indian Income Tax Act from April 1, 2007, the Company has calculated its tax liability after considering the Minimum Alternate Tax (“MAT”). Amounts paid towards MAT can be carried forward and set off against future tax liabilities. In accordance with SFAS No. 109, “Accounting for Income Taxes”, a deferred tax asset of $1,390 and $2,109 has been recognized as of March 31, 2009 and December 31, 2008, respectively, with respect to such payments.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At March 31, 2009, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiaries. Based on this analysis, the Company has concluded that a valuation allowance offsetting certain deferred tax assets should continue to be recorded at March 31, 2009 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance as of March 31, 2009 and December 31, 2008 was approximately $4,278 and $4,010, respectively.

12. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the consolidated statement of income:

	Three months ended March 31,
	2009	2008
Cost of revenue	$301	$132
General and administrative expenses	763	599
Selling and marketing expenses	475	257

Total	$1,539	$988

The Finance Act of India, 2007 has imposed a Fringe Benefit Tax (“FBT”) on equity compensation effective April 1, 2007. The FBT is calculated on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India-based employees. For the three months ended March 31, 2009 and 2008, the Company recorded FBT expense of approximately $0 and $13, respectively. The Company recovers FBT from its India-based employees. In accordance with GAAP, the recovery of FBT is treated as additional exercise price and is recorded as an addition to additional paid-in capital in the unaudited consolidated balance sheet.

The fair value of each stock option granted to employees, not subject to the FBT is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of each stock option granted to employees subject to the FBT is estimated at the date of grant using the Monte Carlo simulation model with the following weighted average assumptions:

	Three months ended March 31,
	2009	2008
Expected life (years)	4.50	3.50
Dividend yield	0%	0%
Risk free interest rate	1.65%	2.34%
Volatility	50%	35%

The estimated expected term of options granted has been based on historical experience since October 2006, which is representative of the expected term of the options. Volatility has been calculated based on the volatility of the Company’s common stock and the volatility of stocks of comparative companies. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2008	1,788,751	$14.67	$364	7.92
Granted	1,509,189	8.73
Exercised	—	—
Forfeited	(10,600)	17.75

Outstanding at March 31, 2009	3,287,340	$11.93	$379	8.68

Vested and exercisable at March 31, 2009	648,241	$12.60	$359	6.90

Available for grant at March 31, 2009	4,176,849

The unrecognized compensation cost for unvested options as of March 31, 2009 is $10,331 which is expected to be expensed over a weighted average period of 2.89 years. The weighted-average fair value of options granted during the three months ended March 31, 2009 and 2008 was $3.42 and $4.87, respectively. The total fair value of shares vested during the three months ended March 31, 2009 is $913.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2008	578,246	$20.13	24,000	$10.26
Granted	—	—	—	—
Vested	(40,900)	23.74	—	—
Forfeited	(11,328)	14.92	—	—

Outstanding at March 31, 2009	526,018	$19.96	24,000	$10.26

As of March 31, 2009, unrecognized compensation cost of $8,013 is expected to be expensed over a weighted average period of 2.6 years.

Advisory Board Options

During the three months ended March 31, 2009 and 2008, the Company recorded compensation expense of $11 and ($16), respectively related to stock options granted to advisory board. The fair value and related compensation expense will be calculated for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock at an exercise price of $6.25 per share in July 2004 to one of its clients. The options are fully exercisable and expire ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes valuation model, was approximately $1,792. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement. Amortization for the three months ended March 31, 2009 and 2008 was $60 and $90, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

13. Related Party Transactions

On January 15, 2008, the Company purchased net assets for a consideration of $1,508 from a company controlled by entities related to the Oak Hill Partnerships, one of the Company’s significant stockholders. The Company recorded expenses of $0 and $394 for the three months ended March 31, 2009 and 2008, respectively, for transition services performed by the seller prior to the acquisition. As of March 31, 2009 and December 31, 2008, the Company had no amounts payable related to these transactions.

The Company provides transformation services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by entities related to the Oak Hill Partnerships, one of the Company’s significant stockholders. The Company recognized revenue of approximately $57 and $100 during the three months ended March 31, 2009 and 2008, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. At March 31, 2009 and December 31, 2008, the Company had an account receivable of $33 and $89, respectively, related to these services.

14. Geographical Information

	Three months ended March 31,
	2009	2008
Revenues
United States	$26,898	$23,684
United Kingdom	13,975	20,627
Rest of world (excluding India)	58	62
India	55	58

	$40,986	$44,431

During the three months ended March 31, 2009 and 2008, the Company’s total revenues from the three largest clients were $18,753 and $20,082, respectively, accounting for 45.8% and 45.2% of the total revenues, respectively, during these periods.

	March 31, 2009	December 31, 2008
Fixed assets, net
India	$19,209	$19,235
Philippines	3,641	3,995
United States	1,122	1,182
United Kingdom	51	106

	$24,023	$24,518

15. Commitments and Contingencies

Fixed Asset Commitments

At March 31, 2009, the Company had committed to spend approximately $1,705 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

The Company’s delivery centers in India have been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that has provided the Company with certain incentives on imported and indigenous capital goods. Under this policy, these units must achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, the Company may be required to refund these incentives along with penalties and fines. However, management believes that these units will achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

Exl Philippines is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. Exl Philippines has an export obligation of $13,100 during the three year period ending March 31, 2011. The registration has also provided the Company with certain incentives on the import of capital goods. Management believes that Exl Philippines will achieve these export levels within the required timeframe.

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received six assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of the assessment orders as of March 31, 2009 are as below:

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price the Company applied to transactions between Exl India and Exl Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by Exl India.	$1,900	$1,900

Exl India	2004-05	The assessment order alleges that the transfer price the Company applied to transactions between Exl India and Exl Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by Exl India.	$1,900	$1,900

Exl India	2005-06	The assessment order alleges that the transfer price the Company applied to transactions between Exl India and Exl Inc. for the 2005-06 tax year was not appropriate and disallows certain expenses claimed as tax deductible by Exl India.	$4,800	$1,600

Exl Inc.	2003-04	The assessment order alleges that Exl Inc. has a permanent establishment in India.	$2,900	$1,400

Exl Inc.	2004-05	The assessment order alleges that Exl Inc. has a permanent establishment in India.	$100	$—

Exl Inc.	2005-06	The assessment order alleges that Exl Inc. has a permanent establishment in India.	$700	$400

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India for the 2003-04 and 2004-05 tax years and partial amounts with respect to the assessment orders received by Exl Inc. During the three months ended March 31, 2009, the Company reached agreement with the Indian tax authorities for a deposit of approximately $1,600 with respect to the assessment order received by Exl India for the 2005-06 tax year. There is a likelihood that the Company might receive similar orders for other years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, totaling $7,200 and $5,800 as of March 31, 2009 and December 31, 2008, respectively, are included in “Other assets” in the Company’s consolidated balance sheet.

        In order to resolve the outstanding transfer pricing and permanent establishment tax disputes with the Indian tax authorities, the Company has filed requests with the U.S. competent authorities to invoke a Mutual Agreement Procedure, or MAP, under the United States – India Income Tax Treaty. As a result of commencing the MAP, the U.S. competent authorities will work with the Indian competent authorities to propose a resolution to the outstanding tax disputes. The proposed resolution is not binding on the Company. As required by the MAP, the Company obtained bank guarantees of approximately $2,600 subsequent to March 31, 2009, and will need to obtain additional bank guarantees of approximately $3,500 during the third quarter of 2009, in favor of the government of India to stop the collection of the outstanding tax demands and interest for tax years 2003-04, 2004-05 and 2005-06. If additional assessment orders are received for other years, the Company may invoke the MAP for such orders.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009

(Unaudited)

(In thousands, except share and per share amounts)

16. Discontinued Operations

On August 11, 2008, the Company completed the sale of all of its shares of NCOP to Aviva Global Services Singapore Pte Ltd. The Company received consideration totaling approximately $3,430 ($1,982 in the three months ended September 30, 2008 and $1,448 in the three months ended March 31, 2009). Income/(loss) from discontinued operations, net of income taxes, was ($139), or $0.00 per share, for the three months ended March 31, 2009, compared to $2,085, or $0.07 per share, for the three months ended March 31, 2008.

The following table shows the major categories for discontinued operations in the consolidated statements of income for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Operations:
Revenues	$—	$6,517

Income from discontinued operations	$—	$2,721
Income tax provision	—	636

	$—	$2,085

Disposal:
Loss on disposal of discontinued operations	$(180)	$—
Income tax provision/(benefit)	(41)	—

	$(139)	$—

Income/(loss) from discontinued operations, net of taxes	$(139)	$2,085

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Some of the statements in the following discussion are forward looking statements. See “Forward Looking Statements.” Dollar amounts within Item 2 are presented as actual dollar amounts.

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

On August 11, 2008, the Company completed the sale of all of its shares of Noida Customer Operations Private Limited (“NCOP’) to Aviva Global Services Singapore Pte Ltd. For all the periods presented, NCOP is reported as a discontinued operation and any discussion throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements relates to continuing operations unless otherwise indicated.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three months ended March 31, 2009, we had total revenues of $41.0 million compared to total revenues of $44.4 million for the three months ended March 31, 2008, a decrease of 7.8%, primarily due to the appreciation of the U.S. dollar against the U.K. pound sterling and lower revenues in our transformation services segment as a result of lower client discretionary spending due to broad based weakness in the economy. Revenues from transformation services, excluding the impact of the appreciation of the U.S. dollar against the U.K. pound sterling, grew by $2.7 million during the three months ended March 31, 2009 due to ongoing growth in our existing client relationships.

We anticipate that our revenues will grow as we expand our service offerings, both organically and through acquisitions. We provide our clients with a range of outsourcing services, including insurance services, banking and financial services, utilities, finance and accounting services, and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

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

Our transformation services include various services such as decision analytics services which are intended to facilitate more effective data-based strategic and operating decisions by our clients, risk and financial management services and operations and process excellence services.

Our transformation services can be, and in the three months ended March 31, 2009, were, significantly affected by variations in business cycles. In addition, our transformation services usually consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to further material fluctuations and uncertainties in the revenues generated from these businesses.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 65.6% and 34.1%, respectively, of our total revenues for the three months ended March 31, 2009, and approximately 53.3% and 46.4%, respectively, of our total revenues for the three months ended March 31, 2008.

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

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended March 31, 2009 and 2008, our total revenues from our three largest clients were $18.8 million and $20.1 million, respectively, accounting for 45.8% and 45.2% of our total revenues, respectively, during these periods.

We provide services to Centrica, which represented $8.7 million, or 21.2%, of our total revenues, for the three months ended March 31, 2009, and $12.0 million, or 26.9% of our total revenues, for the three months ended March 31, 2008, under an agreement that is scheduled to expire in April 2012.

We derived revenues from two and nine new clients during the three months ended March 31, 2009 and 2008, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

We recognize revenues from services provided under our client contracts on a cost-plus, time-and-materials, fixed price, contingent fee or unit-price basis. Revenue is recognized on cost-plus contracts on the basis of contractually agreed direct and indirect cost elements incurred on a client contract plus an agreed upon profit mark-up. Revenues are recognized on time-and-material contracts primarily on the basis of full time equivalent employees, including direct and indirect costs, incurred on a client contract. Revenues are recognized on fixed-price contracts using the proportional performance method. Revenues are recognized on contingent fee based contracts is recognized when the related contingency has been met to the client’s satisfaction. Revenues are recognized on unit-price based contracts based on the number of specified units of work (such as the number of e-mail responses) delivered to a client.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended March 31, 2009 and 2008, $1.5 million, or 3.7%, and $2.9 million, or 6.6%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

Our management has observed in recent periods a shift in industry pricing models toward transaction-based pricing. We believe this trend will continue and we have begun to use transaction-based pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based pricing model. Transaction-based pricing requires that we maintain peak efficiency in our service delivery in order to maintain our operating margins.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table summarizes our results of operations:

	Three months ended March 31,
(In millions)	2009	2008
Revenues(1)	$41.0	$44.4
Cost of revenues (exclusive of depreciation and amortization)(2)	24.4	28.6

Gross profit	16.6	15.8

Operating expenses:
General and administrative expenses(3)	6.7	8.4
Selling and marketing expenses(3)	3.2	2.4
Depreciation and amortization(4)	2.4	2.5

Total operating expenses	12.3	13.3

Income from operations	4.3	2.5
Other income/(expense):
Foreign exchange gain/(loss)	(1.3)	1.6
Interest and other income, net	0.3	0.6

Income from continuing operations before income taxes	3.3	4.7
Income tax provision/(benefit)	0.3	—

Income from continuing operations	3.0	4.7
Income/(loss) from discontinued operations, net of taxes	(0.1)	2.1

Net income to common stockholders	$2.9	$6.8

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues. Revenues include reimbursable expenses of $1.5 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively.

(2)	Cost of revenues includes $0.3 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 12 to our unaudited consolidated financial statements. Cost of revenues excludes depreciation and amortization related to fixed assets.

(3)	General and administrative expenses and selling and marketing expenses includes $1.2 million and $0.9 million for the three months ended March 31, 2009 and 2008 respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 12 to our unaudited consolidated financial statements.

(4)	Depreciation and amortization includes amortization of intangibles of $0.2 million for the three months ended March 31, 2008.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues. Revenues decreased 7.8% from $44.4 million for the three months ended March 31, 2008 to $41.0 million for the three months ended March 31, 2009. Revenues from outsourcing services decreased by $1.5 million, resulting from a $4.2 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling partially offset by volume increases within existing processes and the addition of 15 new processes totaling $2.7 million during the three months ended March 31, 2009. Revenues from new clients for outsourcing services were $0 million and $0.1 million during the three months ended March 31, 2009 and 2008, respectively.

Revenues from transformation services decreased by $1.9 million, resulting from a $0.8 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling and lower revenues due to reduced client spending on discretionary projects during the three months ended March 31, 2009. Revenues from new clients for transformation services were $0.1 million and $0.5 million during the three months ended March 31, 2009 and 2008, respectively.

Cost of Revenues. Cost of revenues decreased 14.9% from $28.6 million for the three months ended March 31, 2008 to $24.4 million for the three months ended March 31, 2009. Salaries and personnel expenses decreased from $20.0 million for the three months ended March 31, 2008 to $17.5 million for the three months ended March 31, 2009, primarily due to the depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in costs of $3.7 million, partially offset by an increase in headcount and salary levels. Other operating costs decreased from $8.6 million for the three months ended March 31, 2008 to $6.9 million for the three months ended March 31, 2009, primarily due to a decrease in reimbursable expenses by $1.0 million and depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in costs of $1.0 million. As a percentage of revenues, cost of revenues decreased from 64.4% for the three months ended March 31, 2008 to 59.4% for the three months ended March 31, 2009.

Gross Profit. Gross profit increased 5.3% from $15.8 million for the three months ended March 31, 2008 to $16.6 million for the three months ended March 31, 2009. The increase in gross profit was primarily the result of a decrease in cost of revenues of $4.3 million, offset by a decrease in revenues of $3.4 million. Gross profit as a percentage of revenues increased from 35.6% for the three months ended March 31, 2008 to 40.6% for the three months ended March 31, 2009.

SG&A Expenses. SG&A expenses decreased 7.7% from $10.8 million for the three months ended March 31, 2008 to $9.9 million for the three months ended March 31, 2009. The decrease in SG&A expense is primarily due to the depreciation of the Indian rupee against the U.S. dollar resulting in a decrease in costs of $0.8 million, a decrease in other operating expenses of $0.9 million, partially offset by an increase in salary and personnel expenses of $0.8 million due to the addition of sales and marketing staff. As a percentage of revenues, SG&A expenses were 24.2% for each of the three months ended March 31, 2008 and 2009.

Depreciation and Amortization. Depreciation and amortization decreased 3.4% from $2.5 million for the three months ended March 31, 2008 to $2.4 million for the three months ended March 31, 2009. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet service requirements.

Income from Operations. Income from operations increased 69.0% from $2.5 million for the three months ended March 31, 2008 to $4.3 million for the three months ended March 31, 2009. As a percentage of revenues, income from operations increased from 5.7% for the three months ended March 31, 2008 to 10.4% for the three months ended March 31, 2009. The increase in income from operations was primarily the result of an increase in gross profit of $0.8 million and a decrease in operating expenses of $0.9 million, primarily due to the depreciation of the Indian rupee against the U.S. dollar.

Other Income/(expense). Other income is comprised of foreign exchange gains and losses, interest income, interest expense and other. Other income decreased from income of $2.2 million for the three months ended March 31, 2008 to an expense of $1.0 million for the three months ended March 31, 2009 as a result of a significant increase in net foreign exchange losses attributable to movement of the Indian rupee against the U.S. dollar and the U.K. pound sterling relative to our hedged position.

Provision for Income Taxes. Provision for income taxes increased from $0 million for the three months ended March 31, 2008 to $0.3 million for the three months ended March 31, 2009. The effective rate of taxes has increased from a benefit of 0.7% for the three months ended March 31, 2008 to a provision of 8.0% for the three months ended March 31, 2009. This is primarily due to changes in the geographic distribution of our income.

Income from continuing operations. Income from continuing operations decreased from $4.7 million for the three months ended March 31, 2008 to $3.0 million for the three months ended March 31, 2009, due to a significant increase in foreign exchange losses attributable to the movement of the Indian rupee against the U.S. dollar and the U.K. pound sterling relative to our hedged position, partially offset by higher income from operations. As a percentage of revenues, income from continuing operations decreased from 10.6% for the three months ended March 31, 2008 to 7.4% for the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, we had $106.6 million in cash and cash equivalents on hand.

Cash flows used for operating activities decreased from $9.8 million in the three months ended March 31, 2008 to $1.2 million in the three months ended March 31, 2009. Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by or used for operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The decrease in cash flows used for operations is predominantly due to changes in working capital by $10.2 million, partially offset by the decrease in net income adjusted for non-cash items by $1.6 million. Changes in working capital are primarily due to a reduction in accounts receivable of $2.5 million for the three months ended March 31, 2009 as compared to an increase of $7.6 million for the three months ended March 31, 2008.

Cash flows used for investing activities decreased from $8.5 million in the three months ended March 31, 2008 to $3.6 million in the three months ended March 31, 2009. The decrease is primarily the result of lower capital expenditures of $1.8 million in the three months ended March 31, 2009, payment of $1.7 million as purchase consideration for an acquisition made during the three months ended March 31, 2008 and proceeds from the sale of our discontinued operations of $1.4 million.

Cash flows used for financing activities were insignificant during the quarters ended March 31, 2009 and 2008.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and the purchase of capital expenditures made by us represent primarily leasehold improvements to build out facilities, telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $5.0 million of capital expenditures in the three months ended March 31, 2009. We expect to incur capital expenditures of approximately $10 million to $15 million in the remainder of fiscal year 2009 primarily to meet the growth requirements of our clients, including additions to our facilities as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts. In addition, we expect to repurchase shares of our common stock from time to time until November 2009. Through March 31, 2009, we had repurchased an aggregate of approximately $0.4 million under our previously announced program to repurchase up to $10.0 million of our common stock.

In addition, in connection with the tax assessment orders issued against Exl India and Exl Inc. we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. As required by the MAP, the Company obtained bank guarantees of approximately $2.6 million subsequent to March 31, 2009, and will need to obtain additional bank guarantees of approximately $3.5 million during the third quarter of 2009, in favor of the government of India to stop the collection of the outstanding tax demands and interest for tax years 2003-04, 2004-05 and 2005-06.

We anticipate that we will continue to rely upon cash from operating activities to finance our capital expenditures and working capital needs. Based on economic conditions as of March 31, 2009, we believe that cash flow from operations will be sufficient to meet our ongoing capital expenditure, working capital and other cash needs in the near term. If we have significant growth through acquisitions or require additional operating facilities to service customer contracts, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of March 31, 2009 and December 31, 2008, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2009:

	Payments Due by Period (in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 Years	Total
Capital leases	$0.1	$0.1	$—	$ —	$0.2
Operating leases	2.1	3.9	1.1	—	7.1
Purchase obligations	1.7	—	—	—	1.7
Other obligations(a)	0.5	0.8	0.8	0.8	2.9

Total contractual cash obligations	$4.4	$4.8	$1.9	$0.8	$11.9

(a)	Represents estimated payments under the Company’s Gratuity Plan.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (revised 2007)”). SFAS No. 141 (revised 2007) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The impact of SFAS No. 141 (revised 2007) on our consolidated financial statements will depend on the size and nature of any acquisitions on or after January 1, 2009.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS No. 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The implementation of FSP 157-2 for non financial assets and financial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161, effective January 1, 2009, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued three Staff Positions that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. These FSPs are effective for periods ending after June 15, 2009. We are currently evaluating the impact that these standards will have on our financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the United States or elsewhere to offshore outsourcing

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the currencies in which we receive our revenues and the currencies in which we incur our costs;

•	regulatory, legislative and judicial developments, including the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	our ability to successfully consummate or integrate strategic acquisitions; and

•	adverse outcome of our disputes with the Indian tax authorities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have disclosed under the heading “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 certain proceedings which may materially affect our business, financial condition or results of operations. You should carefully consider the disclosures set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. There are no material changes to the legal proceedings as described in our Annual Report.

ITEM 1A. RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 the risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2009, the Company acquired 1,315 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $10,921. The purchase price of $8.31 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

During the three months ended March 31, 2009, the Company purchased 5,621 shares of its common stock for an aggregate purchase price of approximately $34,332 excluding commissions, representing an average purchase price per share of $6.11 as part of the share repurchase program that authorized the purchase of up to $10,000,000 of the Company’s outstanding common stock on or prior to November 2009. Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2009	—	$—	—	$9,660,492
February 1 - February 28, 2009	—	$—	—	$9,660,492
March 1 - March 31, 2009	5,621	$6.11	5,621	$9,626,160

(1)	Excludes commissions paid by the Company in connection with the repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 5, 2009, the Company and Exl India each entered into an employment letter agreement with Vishal Chhibbar. Mr. Chhibbar will serve as Vice President and Chief Financial Officer of the Company and Exl India effective June 1, 2009 (the “Effective Date”).

Mr. Chhibbar, age 41, has 20 years of professional experience and has been with GE Capital since 1998 where he has served in various senior leadership roles in finance. Since 2005, Mr. Chhibbar has served as the Regional Head, Group Financial Planning for Strategy and Treasury for GE Capital, Australia and New Zealand. In 2004 and 2005, Mr. Chhibbar was Chief Financial Officer for GE Capital, South Korea. From 1998 to 2004, Mr. Chhibbar was the Chief Financial Officer for GE Capital, Indonesia and Malaysia. Mr. Chhibbar is a Chartered Accountant and holds a Bachelor of Commerce from DAV College, Dehradun. Mr. Chhibbar will be based in EXL’s corporate offices in Noida, India.

Mr. Chhibbar will receive an annual basic salary of 6,187,500 Rupees (currently equivalent to $125,520 using a conversion rate of 49.2950 Rupees = $1.00) and will be eligible to receive a target cash bonus equal to 50% of his total annual fixed compensation, which is currently 13,750,000 Rupees (equivalent to $278,933 using such conversion rate), 60% of which will be subject to the achievement by the Company of corporate revenue and EBIT targets set for each calendar year and 40% of which will be subject to the achievement by Mr. Chhibbar of personal targets set for each calendar year. The personal targets for the remainder of 2009 are to be mutually agreed upon by Mr. Chhibbar and the Company’s President and Chief Executive Officer. The bonus amount may exceed 50% of Mr. Chhibbar’s total annual fixed compensation if and to the extent the targets are exceeded, but the bonus amount cannot exceed 100% of Mr. Chhibbar’s total annual fixed compensation. Any bonus for 2009 will be pro-rated to reflect Mr. Chhibbar’s June 1 commencement of employment.

Mr. Chhibbar is also entitled to receive a one-time signing bonus of 1,250,000 Rupees (equivalent to $25,358 using such conversion rate) within 60 days following the Effective Date; provided that if Mr. Chhibbar’s employment with the Company is terminated by Mr. Chhibbar without “Good Reason” (as defined in Mr. Chhibbar’s letter agreement with the Company (the “Letter Agreement”) or by the Company for “Cause” (as defined in the Letter Agreement) before December 1, 2010, Mr. Chhibbar must refund the signing bonus to the Company within 30 days following his termination of employment. Mr. Chhibbar will be eligible to participate in the Company’s pension benefit, health and welfare and fringe benefit plans otherwise available to executive employees stationed in India.

The Company will provide Mr. Chhibbar with various relocation benefits, including reimbursements for certain moving expenses, a temporary monthly housing reimbursement through December 31, 2009, four round trip and four one way business class airfare tickets for travel between Melbourne, Australia and New Delhi, India for Mr. Chhibbar and his immediate family, and certain reimbursements for tax returns and tax advisory services he uses before June 1, 2010.

In connection with his employment, Mr. Chhibbar will be eligible to participate in the Company’s 2006 Omnibus Award Plan (the “2006 Plan”) and will receive a stock option grant on the Effective Date to purchase 100,000 shares of common stock of the Company. The exercise price of the options to be granted will be equal to the average of the high and low sale prices of the Company’s common stock on the Nasdaq Global Select market on the date prior to the date of the grant. The stock options will vest and become exercisable as to 10%, 20%, 30% and 40% of the option shares on of the first, second, third and fourth respective anniversaries of the date of grant of the stock option.

If Mr. Chhibbar’s employment with the Company is terminated by the Company without “Cause” or by Mr. Chhibbar for “Good Reason” (each as defined in the Letter Agreement), Mr. Chhibbar will be entitled to severance equal to one times to his annual total fixed compensation then in effect. In addition, if (i) Mr. Chhibbar’s employment is terminated without Cause at any time after a Change of Control (as defined in the 2006 Plan) or in specific contemplation of a Change of Control or (ii) Mr. Chhibbar resigns with “Good Reason” (as defined in Mr. Chhibbar’s stock option agreement) at any time following a Change of Control, Mr. Chhibbar will also be entitled to immediate vesting of any unvested options to purchase common stock.

ITEM 6. EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (No. 333-157076)).

10.2	Separation Agreement, dated as of October 10, 2008, by and between the Company and Matthew Appel.

10.3	Letter Agreement, dated March 10, 2009, between the Company and Matthew Appel.

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: May 11, 2009	By:	/S/ MATTHEW APPEL
Matthew Appel Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)