Form 10-Q
period 2009-06-30
ExlService Holdings, Inc.
filed 2009-08-10
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of July 31, 2009, there were 28,929,844 shares of the registrant’s common stock outstanding (excluding 247,030 shares held in treasury and 406,495 shares of restricted stock), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$114,291	$112,174
Short-term investments	—	153
Accounts receivable, net of allowance for doubtful accounts of $287 at June 30, 2009 and $128 at December 31, 2008	31,892	33,714
Deferred tax assets	4,155	3,401
Advance tax	2,226	2,033
Prepaid expenses and other current assets	3,614	6,402

Total current assets	156,178	157,877

Fixed assets, net of accumulated depreciation of $33,188 at June 30, 2009 and $27,727 at December 31, 2008	22,598	24,518
Goodwill	17,557	17,557
Restricted cash	3,054	281
Deferred tax assets	2,757	3,047
Other assets	10,440	8,689

Total assets	$212,584	$211,969

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,948	$3,371
Deferred revenue	3,252	2,961
Accrued employee cost	9,623	14,725
Accrued expenses and other current liabilities	14,530	18,011

Total current liabilities	29,353	39,068

Non-current liabilities	745	1,569

Total liabilities	30,098	40,637

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,172,063 shares issued and outstanding as of June 30, 2009 and 29,054,145 shares issued and outstanding as of December 31, 2008	29	29
Additional paid-in capital	120,394	116,676
Retained earnings	74,156	70,021
Accumulated other comprehensive loss	(11,117)	(14,491)

	183,462	172,235

Less: 247,030 shares as of June 30, 2009 and 237,080 shares as of December 31, 2008, held in treasury, at cost	(976)	(903)

Total stockholders’ equity	182,486	171,332

Total liabilities and stockholders’ equity	$212,584	$211,969

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$42,385	$47,015	$83,371	$91,446
Cost of revenues (exclusive of depreciation and amortization)	25,827	30,222	50,183	58,856

Gross profit	16,558	16,793	33,188	32,590

Operating expenses:
General and administrative expenses	7,634	8,470	14,367	16,844
Selling and marketing expenses	3,340	2,911	6,524	5,285
Depreciation and amortization	2,789	2,954	5,219	5,469

Total operating expenses	13,763	14,335	26,110	27,598

Income from continuing operations	2,795	2,458	7,078	4,992
Other income/(expense):
Foreign exchange gain/(loss)	(1,710)	(825)	(3,019)	790
Interest and other income, net	276	601	587	1,136

Income from continuing operations before income taxes	1,361	2,234	4,646	6,918
Income tax provision/(benefit)	109	(363)	372	(394)

Income from continuing operations	1,252	2,597	4,274	7,312
Income/(loss) from discontinued operations, net of taxes	—	2,667	(139)	4,752

Net income to common stockholders	$1,252	$5,264	$4,135	$12,064

Earnings per share (a):
Basic:
Continuing operations	$0.04	$0.09	$0.15	$0.25
Discontinued operations	—	0.09	—	0.17

	$0.04	$0.18	$0.14	$0.42

Diluted:
Continuing operations	$0.04	$0.09	$0.15	$0.25
Discontinued operations	—	0.09	—	0.16

	$0.04	$0.18	$0.14	$0.41

Weighted-average number of shares used in computing earnings per share:
Basic	28,906,052	28,799,510	28,874,795	28,778,337
Diluted	29,159,547	29,351,038	29,119,785	29,321,982

(a)	Per share amounts may not foot due to rounding.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,135	$12,064
(Income)/loss from discontinued operations, net of taxes	139	(4,752)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,219	5,469
Share-based compensation expense	3,513	2,875
Non employee stock options	86	130
Unrealized foreign exchange (gain)/loss	(998)	2,305
Deferred income taxes	(1,122)	(596)
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(2,472)	(37)
Accounts receivable	2,981	(4,550)
Prepaid expenses and other current assets	885	(597)
Accounts payable	244	(2,656)
Accrued employee cost	(5,119)	(2,333)
Accrued expenses and other current liabilities	(1,843)	1,383
Income taxes payable	(144)	(1,373)
Other assets and liabilities	1,097	(3,419)

Net cash provided by operating activities - continuing operations	6,601	3,913
Net cash provided by operating activities - discontinued operations	—	4,409

Net cash provided by operating activities	6,601	8,322

Cash flows from investing activities:
Purchase of fixed assets	(6,785)	(10,443)
Business acquisition	—	(1,696)
Proceeds from redemption of short-term investments	153	—
Proceeds from sale of discontinued operations	1,448	—

Net cash used for investing activities - continuing operations	(5,184)	(12,139)
Net cash used for investing activities - discontinued operations	—	(42)

Net cash used for investing activities	(5,184)	(12,181)

Cash flows from financing activities:
Principal payments on capital lease obligations	(55)	(31)
Proceeds from exercise of stock options	179	314
Acquisition of treasury stock	(73)	(29)

Net cash provided by financing activities	51	254

Effect of exchange rate changes on cash and cash equivalents	649	(938)

Net increase/(decrease) in cash and cash equivalents	2,117	(4,543)
Cash and cash equivalents, beginning of period (includes $804 at January 1, 2008 for discontinued operations)	112,174	102,210
Less cash and equivalents of discontinued operations, end of period	—	260

Cash and equivalents of continuing operations, end of period	$114,291	$97,407

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the State of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the “Company”), is a leading provider of outsourcing services and transformation services. The Company’s clients are located principally in the United States and the United Kingdom.

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

Certain prior period amounts have been reclassified in the unaudited consolidated financial statements to conform to the 2009 presentation. These reclassifications reflect the presentation of discontinued operations of Noida Customer Operations Private Limited (“NCOP”), previously included in the Outsourcing Services segment. On August 11, 2008, the Company completed the sale of all of its shares of NCOP to Aviva Global Services Singapore Pte Ltd (“AGSS”). See Note 16 on Discontinued Operations.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the impact of the adoption of this statement to be material on its consolidated financial position, results of operations or cash flows.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company’s adoption of SFAS No. 165 did not have a material impact on its consolidated financial position, results of operations or cash flows. See Note 17 on Subsequent Events.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted the provisions of FSP FAS 107-1 for the quarter ended June 30, 2009. Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 5 on Fair Value Measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (revised 2007)”). SFAS No. 141 (revised 2007) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The impact of SFAS No. 141 (revised 2007) on the Company’s consolidated financial statements will depend on the size and nature of any business combinations on or after January 1, 2009. See Note 17 on Subsequent Events.

3. Earnings Per Share

Basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of common shares outstanding during each period and diluted earnings per share is computed by using the weighted average number of common shares plus the potentially dilutive effect of stock options, restricted stock and restricted stock units issued and outstanding at the reporting date. Stock options, restricted stock and restricted stock units that are anti-dilutive are excluded from the computation of weighted average shares outstanding.

For the three months ended June 30, 2009 and 2008, the weighted average number of shares used in calculating the diluted earnings per share includes stock options, restricted stock and restricted stock units aggregating 253,495 shares and 551,528 shares, respectively. For the six months ended June 30, 2009 and 2008, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted stock and restricted stock units aggregating 244,990 shares and 543,645 shares, respectively.

The calculation of earnings per share for the three months ended June 30, 2009 and 2008 excludes stock options, restricted stock and restricted stock units aggregating 3,611,951 shares and 996,793 shares, respectively, as their effect would have been anti-dilutive.

4. Segment Information

The Company is organized around its Outsourcing Services and Transformation Services segments. The chief operating decision maker generally reviews financial information at the consolidated statement of income level but does not review any information except for revenues and cost of revenues of the individual segments. Therefore, the Company does not allocate or evaluate depreciation, amortization, interest expense or income, capital expenditures and income taxes to its operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by segment.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the three months ended June 30, 2009 and 2008 for Outsourcing Services and Transformation Services segments, respectively, are as follows:

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$34,507	$7,878	$42,385	$36,144	$10,871	$47,015
Cost of revenues (exclusive of depreciation and amortization)	20,058	5,769	25,827	23,272	6,950	30,222

Gross profit	$14,449	$2,109	$16,558	$12,872	$3,921	$16,793

Operating expenses			$13,763			$14,335
Other income/(expense)			(1,434)			(224)
Income tax provision/(benefit)			109			(363)

Income from continuing operations			$1,252			$2,597
Income from discontinued operations, net of taxes of $0 and $819			—			2,667

Net income to common stockholders			$1,252			$5,264

Revenues and cost of revenues for each of the six months ended June 30, 2009 and 2008 for Outsourcing Services and Transformation Services segments, respectively, are as follows:

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$67,900	$15,471	$83,371	$71,061	$20,385	$91,446
Cost of revenues (exclusive of depreciation and amortization)	38,319	11,864	50,183	45,877	12,979	58,856

Gross profit	$29,581	$3,607	$33,188	$25,184	$7,406	$32,590

Operating expenses			$26,110			$27,598
Other income/(expense)			(2,432)			1,926
Income tax provision/(benefit)			372			(394)

Income from continuing operations			$4,274			$7,312
Income/(loss) from discontinued operations, net of taxes of ($41) and $1,455			(139)			4,752

Net income to common stockholders			$4,135			$12,064

5. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

SFAS No. 157 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2009. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$98,440	$—	$—	$98,440
Derivative financial instruments	—	382	—	382

Total	$98,440	$382	$—	$98,822

Liabilities
Derivative financial instruments	$—	$4,362	$—	$4,362

Derivative Financial Instrument: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See Note 6 for further details on Derivative Financial Instruments.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

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

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the unaudited consolidated statements of income. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur for the three and six months ended June 30, 2009 and 2008.

The Company had outstanding foreign exchange contracts totaling $107,015 and GBP 19,117 as of June 30, 2009 and totaling $110,182 and GBP 30,320 as of December 31, 2008. The Company estimates that approximately $4,345 of net derivative losses included in AOCI could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of June 30, 2009. At June 30, 2009, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 30 months.

The following tables set forth the fair value of derivative instruments included in the unaudited consolidated balance sheets as on June 30, 2009 and December 31, 2008:

Derivatives designated as hedging instruments under SFAS No. 133:

	June 30, 2009	December 31, 2008
Accrued expense and other current liabilities:
Foreign currency exchange contracts	$4,362	$5,411
Non-current liabilities:
Foreign currency exchange contracts	$—	$770
Other assets:
Foreign currency exchange contracts	$369	$—

Derivatives not designated as hedging instruments under SFAS No. 133:

	June 30, 2009	December 31, 2008
Prepaid and other current assets:
Foreign currency exchange contracts	$13	$—
Accrued expense and other current liabilities:
Foreign currency exchange contracts	$—	$223

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended June 30, 2009 and 2008:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$2,999	$(13,989)	Foreign exchange gain/(loss)	$(1,817)	$811	Foreign exchange gain/(loss)	$(76)	$(68)

Derivatives not Designated as Hedging Instrument under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2009	2008
Foreign exchange contracts	Foreign exchange gain/(loss)	$ (586)	$ —

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the six months ended June 30, 2009 and 2008:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(927)	$(16,096)	Foreign exchange gain/(loss)	$(3,232)	$2,639	Foreign exchange gain/(loss)	$(118)	$169

Derivatives not Designated as Hedging Instrument under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2009	2008
Foreign exchange contracts	Foreign exchange gain/(loss)	$ (1,055)	$ —

7. Comprehensive Income/(Loss):

The following table sets forth the components of comprehensive income/(loss) for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income available to common stockholders	$1,252	$5,264	$4,135	$12,064
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges	4,816	(14,800)	2,305	(18,735)
Foreign currency translation adjustment	3,093	(3,309)	1,035	(4,049)
Retirement benefits	8	(39)	34	(50)

Total other comprehensive income/(loss)	7,917	(18,148)	3,374	(22,834)

Total comprehensive income/(loss)	$9,169	$(12,884)	$7,509	$(10,770)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

8. Capital Structure

The Company has one class of common stock.

During the three months ended June 30, 2009, the Company acquired 3,014 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $28. The purchase price of $9.41 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. During the six months ended June 30, 2009, the Company acquired 4,329 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $39. These shares are held as treasury stock.

During the three months ended June 30, 2009, the Company did not purchase any shares of its common stock as part of its previously announced share repurchase program. During the six months ended June 30, 2009, the Company purchased 5,621 shares of its common stock for an aggregate purchase price of approximately $34, excluding commissions, representing an average purchase price per share of $6.11. These shares were purchased as part of the share repurchase program that authorized the purchase of up to $10,000 of the Company’s outstanding common stock on or prior to November 2009. Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

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

Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$ 67	$71	$132	$147
Interest cost	29	23	56	47
Actuarial loss	18	—	35	—

Net gratuity cost	$114	$94	$223	$194

The Company contributes to various defined contribution plans on behalf of its employees in India and the Philippines. The assets held by the plans are not reported on the Company’s balance sheet. The contributions made to the plans for each period are as follows:

Three months ended June 30, 2009	$488
Three months ended June 30, 2008	$508
Six months ended June 30, 2009	$927
Six months ended June 30, 2008	$1,006

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

10. Leases

The Company leases motor vehicles for some of its employees. Such leases are recorded as capital leases. Future minimum lease payments under these capital leases at June 30, 2009 are as follows:

Year ending June 30,
2010	$155
2011	96
2012	25

Total minimum lease payments	276
Less: amount representing interest	24

Present value of minimum lease payments	252
Less: current portion	138

Long term capital lease obligation	$114

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire through February 2014. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending June 30,
2010	$2,207
2011	2,515
2012	965
2013	573
2014	382

Total minimum lease payments	$6,642

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $1,425 and $1,451 for the three months ended June 30, 2009 and 2008, respectively. Rent expense under both cancelable and non-cancelable operating leases was $2,682 and $2,955 for the six months ended June 30, 2009 and 2008, respectively.

11. Income Taxes

The Company recorded income tax expense/(benefit) of $109 and ($363) for the three months ended June 30, 2009 and 2008, respectively. The Company recorded income tax expense/(benefit) of $372 and ($394) for the six months ended June 30, 2009 and 2008, respectively.

The effective rate of taxes attributable to continuing operations has increased from a tax benefit of 16.2% for the three months ended June 30, 2008 to a tax provision of 8.0% for the three months ended June 30, 2009. The effective rate of taxes has increased to a provision of 8.0% for the six months ended June 30, 2009, as compared to a tax benefit of 5.7% for the six months ended June 30, 2008. Changes in our effective rate of taxes are primarily due to the changes in the geographic distribution of our income.

The fiscal year under the Indian Income Tax Act ends on March 31 of each year. Certain units of the Company’s Indian subsidiaries qualify for exemption from taxable income under section 10A or 10B of the Indian Income Tax Act, because their profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning with the financial year in which the entity begins to manufacture or produce articles or things or computer software and expires on March 31, 2010. Since the export revenues of certain units of the Company’s Indian subsidiaries qualify for a deduction from taxable income, a portion of the temporary differences will not have any tax consequences as they will reverse within the tax holiday period. See Note 17 on Subsequent Events.

Pursuant to changes in the Indian Income Tax Act from April 1, 2007, the Company has calculated its tax liability after considering the Minimum Alternate Tax (“MAT”). Amounts paid toward MAT can be carried forward and set off against future tax liabilities within a specified period. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a deferred tax asset of $1,780 and $2,109 has been recognized as of June 30, 2009 and December 31, 2008, respectively, with respect to such payments.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At June 30, 2009, the Company performed an analysis of the deferred tax asset valuation allowance for its Indian subsidiaries. Based on this analysis, the Company has concluded that a valuation allowance offsetting certain deferred tax assets should continue to be recorded at June 30, 2009 based on the conclusion that it is more likely than not that there will not be sufficient future taxable income to realize the deferred tax assets. The valuation allowance as of June 30, 2009 and December 31, 2008 was approximately $4,731 and $4,010, respectively.

12. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statement of income:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of revenue	$454	$455	$755	$587
General and administrative expenses	907	964	1,670	1,563
Selling and marketing expenses	613	468	1,088	725

Total	$1,974	$1,887	$3,513	$2,875

The Finance Act of India, 2007 has imposed a Fringe Benefit Tax (“FBT”) on equity compensation effective April 1, 2007. The FBT is calculated on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India-based employees. For the three months ended June 30, 2009 and 2008, the Company recorded FBT expense of approximately $179 and $188, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded FBT expense of approximately $179 and $200, respectively. The Company recovers FBT from its India-based employees. In accordance with GAAP, the recovery of FBT is treated as additional exercise price and is recorded as an addition to additional paid-in capital in the unaudited consolidated balance sheet.

The fair value of each stock option granted to employees, not subject to the FBT is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of each stock option granted to employees subject to the FBT is estimated at the date of grant using the Monte Carlo simulation model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected life (years)	5.98	5.80	4.56	5.68
Risk free interest rate	2.76%	2.44%	1.73%	2.43%
Volatility	50%	39.2%	50%	39%

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

Stock option activity under the Company’s stock plans is shown below:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2008	1,788,751	$14.67	$364	7.92
Granted	1,630,389	8.80
Exercised	—	—
Forfeited	(108,800)	19.59

Outstanding at June 30, 2009	3,310,340	$11.61	$3,422	8.49

Vested and exercisable at June 30, 2009	791,491	$12.76	$465	6.73

Available for grant at June 30, 2009	4,180,310

The unrecognized compensation cost for unvested options as of June 30, 2009 is $9,685 which is expected to be expensed over a weighted average period of 2.83 years. The weighted-average fair value of options granted during the three months ended June 30, 2009 and 2008 was $4.06 and $6.34, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2009 and 2008 was $3.47 and $6.96, respectively. The total fair value of shares vested during the three months ended June 30, 2009 is $786. The total fair value of shares vested during the six months ended June 30, 2009 is $1,699.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2008	578,246	$20.13	24,000	$10.26
Granted	—	—	4,000	9.59
Vested	(117,918)	17.14	(4,000)	20.24
Forfeited	(41,789)	19.96	—	—

Outstanding at June 30, 2009	418,539	$20.99	24,000	$8.49

As of June 30, 2009, unrecognized compensation cost of $6,127 is expected to be expensed over a weighted average period of 2.2 years.

Advisory Board Options

During the three months ended June 30, 2009 and 2008, the Company recorded compensation expense of $15 and ($34), respectively related to stock options granted to advisory board. For the six months ended June 30, 2009 and 2008, the Company recorded compensation expense of $26 and ($50), respectively. The fair value and related compensation expense will be calculated for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock at an exercise price of $6.25 per share in July 2004 to one of its clients. The options are fully exercisable and expire ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes option-pricing model, was approximately $1,792. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement which expired in March 2009. Amortization for the three months ended June 30, 2009 and 2008 was $0 and $90, respectively. Amortization for the six months ended June 30, 2009 and 2008 was $60 and $179, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

13. Related Party Transactions

On January 15, 2008, the Company purchased net assets for a consideration of $1,508 from a company controlled by entities related to the Oak Hill Partnerships, one of the Company’s significant stockholders. The Company recorded expenses of $0 and $394 for the six months ended June 30, 2009 and 2008, respectively, for transition services performed by the seller prior to the acquisition. As of June 30, 2009 and December 31, 2008, the Company had no amounts payable related to these transactions.

The Company provides services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by entities related to the Oak Hill Partnerships, one of the Company’s significant stockholders. The Company recognized revenue of approximately $162 and $128 during the three months ended June 30, 2009 and 2008, respectively, and $220 and $229 during the six months ended June 30, 2009 and 2008, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. At June 30, 2009 and December 31, 2008, the Company had an account receivable of $78 and $89, respectively, related to these services.

The Company provides services to Oak Hill Capital Partners, one of the Company’s significant stockholders. The Company recognized revenue of approximately $6 and $0 during the three months ended June 30, 2009 and 2008, respectively, and $6 and $0 during the six months ended June 30, 2009 and 2008, respectively, for fees and expense reimbursements from Oak Hill Capital Partners. At June 30, 2009 and December 31, 2008, the Company had an account receivable of $6 and $0, respectively, related to these services.

14. Geographical Information

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
United States	$27,418	$25,306	$54,221	$48,990
United Kingdom	14,505	21,524	28,481	42,151
Rest of World (excluding India)	433	131	585	193
India	29	54	84	112

	$42,385	$47,015	$83,371	$91,446

			June 30, 2009	December 31, 2008
Fixed assets, net
India			$18,082	$19,235
Philippines			3,491	3,995
United States			974	1,182
United Kingdom			51	106

			$22,598	$24,518

15. Commitments and Contingencies

Fixed Asset Commitments

At June 30, 2009, the Company had committed to spend approximately $2,166 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Certain units of the Company’s Indian subsidiaries have been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that has provided the Company with certain incentives on imported and indigenous capital goods. Under this policy, these units must achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, the Company may be required to refund these incentives along with penalties and fines. However, management believes that these units will achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

Exl Philippines is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. Exl Philippines has an export obligation of $13,100 during the three year period ending March 2011. The registration has also provided the Company with certain incentives on the import of capital goods. Management believes that Exl Philippines will achieve these export levels within the required timeframe.

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received six assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of the assessment orders as of June 30, 2009 are as below:

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price the Company applied to transactions between Exl India and Exl Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by Exl India.	$2,000	$2,000

Exl India	2004-05	The assessment order alleges that the transfer price the Company applied to transactions between Exl India and Exl Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by Exl India.	$2,000	$2,000

Exl India	2005-06	The assessment order alleges that the transfer price the Company applied to transactions between Exl India and Exl Inc. for the 2005-06 tax year was not appropriate and disallows certain expenses claimed as tax deductible by Exl India.	$5,100	$1,700

Exl Inc.	2003-04	The assessment order alleges that Exl Inc. has a permanent establishment in India.	$3,100	$1,500

Exl Inc.	2004-05	The assessment order alleges that Exl Inc. has a permanent establishment in India.	$100	$—

Exl Inc.	2005-06	The assessment order alleges that Exl Inc. has a permanent establishment in India.	$700	$400

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India for the 2003-04 and 2004-05 tax years and partial amounts with respect to the assessment orders received by Exl India for 2005-06 tax year and by Exl Inc. for the 2003-04, 2004-05 and 2005-06 tax years. There is a likelihood that the Company might receive similar orders for other years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, totaling $7,600 and $5,800 as of June 30, 2009 and December 31, 2008, respectively, are included in “Other assets” in the Company’s unaudited consolidated balance sheet.

In order to resolve the outstanding transfer pricing and permanent establishment tax disputes with the Indian tax authorities, the Company has filed requests with the competent authorities in the U.S. to invoke a Mutual Agreement Procedure, or MAP, under the United States – India Income Tax Treaty. As a result of commencing the MAP, the competent authorities in the U.S. will work with the competent authorities in India to propose a resolution to the outstanding tax disputes. The proposed resolution is not binding on the Company. As required by the MAP, the Company obtained bank guarantees of approximately $2,800 in April 2009 in respect of outstanding tax demands by the Indian tax authorities and interest for the assessment orders received by Exl Inc. for the 2003-04, 2004-05 and 2005-06 tax years, and will need to obtain additional bank guarantees of approximately $3,500 during the third quarter of 2009, in favor of the Government of India to stop the collection of the outstanding tax demands and interest for the assessment order received by Exl India for the 2005-06 tax year. If additional assessment orders are received for other years, the Company may invoke the MAP for such orders and would be required to obtain additional bank guarantees.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

16. Discontinued Operations

On August 11, 2008, the Company completed the sale of all of its shares of NCOP to AGSS. The Company received consideration totaling approximately $3,430 ($1,982 in the three months ended September 30, 2008 and $1,448 in the three months ended March 31, 2009). Income/(loss) from discontinued operations, net of income taxes, was $0 for the three months ended June 30, 2009, compared to $2,667, or $0.09 per share, for the three months ended June 30, 2008. Income/(loss) from discontinued operations, net of income taxes, was ($139), or ($0.00) per share for the six months ended June 30, 2009 compared to $4,752, or $0.16 per share, for the six months ended June 30, 2008.

The following table shows the major categories for discontinued operations in the unaudited consolidated statements of income for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operations:
Revenues	$—	$6,801	$—	$13,318
Income from discontinued operations	—	3,486	—	6,207
Income tax provision	—	819	—	1,455

	$—	$2,667	$—	$4,752

Disposal:
Loss on disposal of discontinued operations	$—	$—	$(180)	$—
Income tax provision/(benefit)	—	—	(41)	—

	$—	$—	$(139)	$—

Income/(loss) from discontinued operations, net of taxes	$—	$2,667	$(139)	$4,752

17. Subsequent Events

On July 3, 2009, the Company acquired a 100% stake in Schneider Logistics Europe S.R.O. (“Schneider SRO”), which is located in Olomouc, Czech Republic, for initial cash consideration of approximately $3,200 (net of cash acquired). Schneider SRO provides complex transaction processing services to its clients in Europe and the U.S. The Company expects to close this transaction by the end of the third quarter of 2009.

On July 6, 2009, the Finance Minister of India presented the 2009 Finance Bill (“Bill”) to the Indian legislature. Several tax measures proposed under the Bill could have an effect on the Company. These include the following:

•

Extension of tax holidays under section 10A and 10B of the Indian Income Tax Act by one year for Export-Oriented and STPI units from March 31, 2010 to March 31, 2011 (subject to a maximum period of ten consecutive years)

•	Withdrawal of FBT including FBT on equity compensation

•	Increase in the MAT rate from 10% to 15% of book profits

•	Extension of the period to carry forward and set off amounts paid in connection with MAT from seven years to ten years

•	Enactment of certain safe harbors in connection with transfer pricing matters

The Bill is expected to be adopted by the Indian legislature in the third quarter of 2009 and will be effective from April 1, 2009.

On July 17, 2009, the Company entered into an operating lease agreement for setting up a new operations center in Cluj, Romania.

The Company has evaluated subsequent events through the date and time the financial statements were issued on August 10, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of outsourcing and transformation services focused on providing a competitive edge to our clients by outsourcing and transforming their business processes. Our outsourcing services provide integrated front-, middle- and back-office process outsourcing services for our U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, risk and financial management and operations and process excellence services. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them. We serve primarily the needs of Global 1000 companies in the insurance, utilities, financial services and transportation and logistics sectors.

We market our services directly through our sales and marketing and strategic account management teams, which operate out of New York and London, and our business development team, which operates out of Noida, India. We currently operate ten operations centers in India and one operations center in the Philippines. On July 3, 2009, we acquired a 100% stake in Schneider Logistics Europe S.R.O. (“Schneider SRO”), which is located in Olomouc, Czech Republic, which provides complex transaction processing services to its clients in Europe and the U.S. The acquisition provides multi-lingual delivery capabilities and a cost effective near-shore delivery location in Eastern Europe. On July 17, 2009, we also entered into an operating lease agreement for setting up a new operations center in Cluj, Romania.

On August 11, 2008, the Company completed the sale of all of its shares of Noida Customer Operations Private Limited (“NCOP’) to Aviva Global Services Singapore Pte Ltd (“AGSS”). For all the periods presented, NCOP is reported as a discontinued operation and any discussion throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and unaudited consolidated financial statements relates to continuing operations unless otherwise indicated.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three and six months ended June 30, 2009, we had total revenues of $42.4 million and $83.4 million, respectively, compared to total revenues of $47.0 million and $91.4 million, respectively, for the corresponding period in 2008, a decrease of 9.8% and 8.8%, respectively. This decrease in revenues was primarily due to the appreciation of the U.S. dollar against the U.K. pound sterling and lower revenues in our transformation services segment as a result of lower client discretionary spending arising out of a broad based weakness in the economy. Revenues from outsourcing services, excluding the impact of the appreciation of the U.S. dollar against the U.K. pound sterling, grew by $1.3 million during the three months ended June 30, 2009 due to addition of new clients and ongoing growth in our existing client relationships.

We anticipate that our revenues will grow as we expand our service offerings and client base, both organically and through acquisitions. We provide our clients with a range of outsourcing services, including insurance services, banking and financial services, utilities support services, finance and accounting services, and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

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

Our transformation services include various services such as decision analytics services, which are intended to facilitate more effective data-based strategic and operating decisions by our clients, risk and financial management services and operations and process excellence services.

Our transformation services can be, and in the three and six months ended June 30, 2009, were, significantly affected by variations in business cycles. In addition, our transformation services primarily consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to further material fluctuations and uncertainties in the revenues generated from these businesses.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 64.7% and 34.2%, respectively, of our total revenues for the three months ended June 30, 2009, and approximately 53.8% and 45.8%, respectively, of our total revenues for the three months ended June 30, 2008. For the six months ended June 30, 2009, these two regions generated approximately 65.0% and 34.2%, respectively, of our total revenues and approximately 53.6% and 46.1%, respectively, of our total revenues for the six months ended June 30, 2008.

In both the United States and the United Kingdom, there has been recent negative publicity and proposed legislation with regard to outsourcing. If these trends continue and result in the enactment of additional legislation for which we are unable to contractually protect ourselves, our revenues could be materially affected. With the ongoing global economic downturn and resulting increases in unemployment in both of these countries, we expect these publicity and legislative trends to continue and possibly intensify. Our management actively monitors legislative activities in the United States and United Kingdom, both directly and through industry organizations. However, if legislation were enacted in the United Kingdom or the United States that has the effect of severely curtailing our activities in such countries, it is unlikely that we would be able to quickly replace such lost revenues.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended June 30, 2009 and 2008, our total revenues from our three largest clients were $19.8 million and $20.9 million, respectively, accounting for 46.7% and 44.4% of our total revenues, respectively, during these periods. In the six months ended June 30, 2009 and 2008, our total revenues from our three largest clients were $36.6 million and $40.4 million, respectively, accounting for 43.9% and 44.2% of our total revenues, respectively, during this period.

We provide services to Centrica, which represented $10.0 million, or 23.5%, and $18.7 million, or 22.4%, of our total revenues, for the three and six months ended June 30, 2009, respectively, and $12.0 million, or 25.5%, and $23.9 million, or 26.2%, of our total revenues, for the three and six months ended June 30, 2008, respectively, under an agreement that is scheduled to expire in April 2012.

We derived revenues from three new clients and one new client during the three months ended June 30, 2009 and 2008, respectively. We derived revenues from five and ten new clients for our services, including transformation services, in the six months ended June 30, 2009 and 2008, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

We recognize revenues from services provided under our client contracts on a cost-plus, time-and-materials, fixed price, contingent fee or unit-price basis. Revenues are recognized on cost-plus contracts on the basis of contractually agreed direct and indirect cost elements incurred on a client contract plus an agreed upon profit mark-up. Revenues are recognized on time-and-material contracts primarily on the basis of full time equivalent employees, including direct and indirect costs, incurred on a client contract. Revenues are recognized on fixed-price contracts using the proportional performance method. Revenues are recognized on contingent fee based contracts when the related contingency has been met to the client’s satisfaction. Revenues are recognized on unit-price based contracts based on the number of specified units of work (such as the number of e-mail responses) delivered to a client.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended June 30, 2009 and 2008, $2.5 million, or 5.9%, and $3.6 million, or 7.6%, respectively, of our revenues represent reimbursement of such expenses. For the six months ended June 30, 2009 and 2008, $4.0 million, or 4.8%, and $6.5 million, or 7.1%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

Our management has observed in recent periods a shift in industry pricing models toward transaction-based pricing. We believe this trend will continue and we have begun to use transaction-based pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based pricing model. Transaction-based pricing places the focus on operating efficiency in order to maintain our operating margins.

In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. Although we have recently had certain clients consolidate their operations within a single service provider, this was done after a period in which the client maintained relationships with multiple vendors and we believe the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more client-friendly pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients to the extent we are required to modify the terms of our relationship with such clients.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table summarizes our results of operations:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008
Revenues(1)	$42.4	$47.0	$83.4	$91.4
Cost of revenues (exclusive of depreciation and amortization)(2)	25.8	30.2	50.2	58.8

Gross profit	16.6	16.8	33.2	32.6

Operating expenses:
General and administrative expenses(3)	7.6	8.5	14.4	16.8
Selling and marketing expenses(3)	3.4	2.9	6.5	5.3
Depreciation and amortization(4)	2.8	2.9	5.2	5.5

Total operating expenses	13.8	14.3	26.1	27.6

Income from operations	2.8	2.5	7.1	5.0
Other income/(expense):
Foreign exchange gain/(loss)	(1.7)	(0.9)	(3.0)	0.8
Interest and other income, net	0.3	0.6	0.5	1.1

Income from continuing operations before income taxes	1.4	2.2	4.6	6.9
Income tax provision/(benefit)	0.1	(0.4)	0.4	(0.4)

Income from continuing operations	1.3	2.6	4.2	7.3
Income/(loss) from discontinued operations, net of taxes	—	2.7	(0.1)	4.8

Net income to common stockholders	$1.3	$5.3	$4.1	$12.1

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues. Revenues include reimbursable expenses of $2.5 million and $3.6 million for the three months ended June 30, 2009 and 2008, respectively and $4.0 million and $6.5 million for the six months ended June 30, 2009 and 2008, respectively.

(2)	Cost of revenues includes $0.5 million each for the three months ended June 30, 2009 and 2008, respectively and $0.8 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 12 to our unaudited consolidated financial statements. Cost of revenues excludes depreciation and amortization related to fixed assets.

(3)	General and administrative expenses and selling and marketing expenses includes $1.5 million and $1.4 million for the three months ended June 30, 2009 and 2008 respectively, and $2.8 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 12 to our unaudited consolidated financial statements.

(4)	Depreciation and amortization includes $0 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $0 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively, of amortization of intangibles.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues. Revenues decreased 9.8% from $47.0 million for the three months ended June 30, 2008 to $42.4 million for the three months ended June 30, 2009. Revenues from outsourcing services decreased by $1.6 million, as a result of a $2.9 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling partially offset by revenue from volume increases within existing processes and the addition of 20 new processes aggregating to $1.1 million during the three months ended June 30, 2009. Revenues from new clients for outsourcing services were $0.2 million and $0 million during the three months ended June 30, 2009 and 2008, respectively.

Revenues from transformation services decreased by $3.0 million, as a result of a $0.3 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling and lower revenues due to reduced client spending on discretionary projects during the three months ended June 30, 2009. Revenues from new clients for transformation services were $0.1 million and $0 million during the three months ended June 30, 2009 and 2008, respectively.

Cost of Revenues. Cost of revenues decreased 14.5% from $30.2 million for the three months ended June 30, 2008 to $25.8 million for the three months ended June 30, 2009. Salaries and personnel expenses decreased from $21.4 million for the three months ended June 30, 2008 to $17.9 million for the three months ended June 30, 2009, primarily due to the depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in costs of $2.1 million and decrease in transportation cost by $0.8 million. Other operating costs decreased from $8.8 million for the three months ended June 30, 2008 to $7.9 million for the three months ended June 30, 2009, primarily due to a decrease in reimbursable expenses by $0.3 million and depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in costs of $0.6 million. As a percentage of revenues, cost of revenues decreased from 64.3% for the three months ended June 30, 2008 to 60.9% for the three months ended June 30, 2009.

Gross Profit. Gross profit decreased 1.4% from $16.8 million for the three months ended June 30, 2008 to $16.6 million for the three months ended June 30, 2009. The decrease in gross profit was primarily due to a decrease in revenues of $4.6 million, offset by a decrease in cost of revenues of $4.4 million. Gross profit as a percentage of revenues increased from 35.7% for the three months ended June 30, 2008 to 39.1% for the three months ended June 30, 2009.

SG&A Expenses. SG&A expenses decreased 3.6% from $11.4 million for the three months ended June 30, 2008 to $11.0 million for the three months ended June 30, 2009. The decrease in SG&A expenses is primarily due to the depreciation of the Indian rupee against the U.S. dollar resulting in a decrease in costs of $0.5 million, a decrease in other operating expenses of $0.6 million, partially offset by an increase in salary and personnel expenses of $0.5 million, provision for doubtful debts of $0.1 million and pre-acquisition related costs of $0.1 million. As a percentage of revenues, SG&A increased from 24.2% for the three months ended June 30, 2008 to 25.9% for the three months ended June 30, 2009.

Depreciation and Amortization. Depreciation and amortization decreased 5.6% from $2.9 million for the three months ended June 30, 2008 to $2.8 million for the three months ended June 30, 2009, primarily due to the depreciation of the Indian rupee against the U.S. dollar resulting in a decrease in costs of $0.4 million, offset by an increase in costs due to accelerated depreciation in one of our operations center of $0.3 million. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

Income from Operations. Income from operations increased 13.7% from $2.5 million for the three months ended June 30, 2008 to $2.8 million for the three months ended June 30, 2009. As a percentage of revenues, income from operations increased from 5.2% for the three months ended June 30, 2008 to 6.6% for the three months ended June 30, 2009. The increase in income from operations was primarily due to a decrease in operating expenses of $0.6 million, partially offset by a decrease in gross profit of $0.2 million.

Other Income/(expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other. Other income decreased from expense of $0.2 million for the three months ended June 30, 2008 to an expense of $1.4 million for the three months ended June 30, 2009 as a result of increase in net foreign exchange losses by $0.9 million attributable to movement of the Indian rupee against the U.S. dollar and the U.K. pound sterling relative to our foreign exchange hedged position and lower interest income by $0.3 million.

Provision for Income Taxes. Provision for income taxes increased from a benefit of $0.4 million for the three months ended June 30, 2008 to an expense of 0.1 million for the three months ended June 30, 2009. The effective rate of taxes has increased from a benefit of 16.2% for the three months ended June 30, 2008 to a provision of 8.0% for the three months ended June 30, 2009. This is primarily due to changes in the geographic distribution of our income.

Income from Continuing Operations. Income from continuing operations decreased from $2.6 million for the three months ended June 30, 2008 to $1.3 million for the three months ended June 30, 2009, primarily due to decrease in other income/(expense). As a percentage of revenues, income from continuing operations decreased from 5.5% for the three months ended June 30, 2008 to 3.0% for the three months ended June 30, 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues. Revenues decreased 8.8% from $91.4 million for the six months ended June 30, 2008 to $83.4 million for the six months ended June 30, 2009. Revenues from outsourcing services decreased by $3.2 million, as a result of a $7.1 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling partially offset by revenue from volume increases within existing processes and the addition of 35 new processes aggregating to $3.7 million during the six months ended June 30, 2009. Revenues from new clients for outsourcing services were $0.2 million for each of the six months ended June 30, 2009 and 2008.

Revenues from transformation services decreased by $4.9 million, as a result of a $1.1 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling and lower revenues due to reduced client spending on discretionary projects during the six months ended June 30, 2009. Revenues from new clients for transformation services were $0.4 million and $1.4 million during the six months ended June 30, 2009 and 2008, respectively.

Cost of Revenues. Cost of revenues decreased 14.7% from $58.8 million for the six months ended June 30, 2008 to $50.2 million for the six months ended June 30, 2009. Salaries and personnel expenses decreased from $41.4 million for the six months ended June 30, 2008 to $35.4 million for the six months ended June 30, 2009, primarily due to the depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in costs of $5.9 million. Other operating costs decreased from $17.4 million for the six months ended June 30, 2008 to $14.8 million for the six months ended June 30, 2009, primarily due to a decrease in reimbursable expenses by $1.3 million and depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in costs of $1.5 million. As a percentage of revenues, cost of revenues decreased from 64.4% for the six months ended June 30, 2008 to 60.2% for the six months ended June 30, 2009.

Gross Profit. Gross profit increased 1.8% from $32.6 million for the six months ended June 30, 2008 to $33.2 million for the six months ended June 30, 2009. The increase in gross profit was primarily due to a decrease in cost of revenues of $8.7 million, offset by a decrease in revenues of $8.0 million. Gross profit as a percentage of revenues increased from 35.6% for the six months ended June 30, 2008 to 39.8% for the six months ended June 30, 2009.

SG&A Expenses. SG&A expenses decreased 5.6% from $22.1 million for the six months ended June 30, 2008 to $20.9 million for the six months ended June 30, 2009. The decrease in SG&A expenses is primarily due to the depreciation of the Indian rupee against the U.S. dollar resulting in a decrease in costs of $1.3 million, a decrease in other operating expenses of $1.3 million, offset by an increase in salary and personnel expenses of $1.4 million. As a percentage of revenues, SG&A expenses increased from 24.2% for the six months ended June 30, 2008 to 25.1% for the six months ended June 30, 2009.

Depreciation and Amortization. Depreciation and amortization decreased 4.6% from $5.5 million for the six months ended June 30, 2008 to $5.2 million for the six months ended June 30, 2009, primarily due to the depreciation of the Indian rupee against the U.S. dollar resulting in a decrease in costs of $0.9 million, partially offset by an increase in costs due to accelerated depreciation in one of our operations center of $0.3 million and expansion of our infrastructure including our new facilities in Pasay City, Philippines and Pune, India of $0.4 million. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

Income from Operations. Income from operations increased 41.8% from $5.0 million for the six months ended June 30, 2008 to $7.1 million for the six months ended June 30, 2009. As a percentage of revenues, income from operations increased from 5.5% for the six months ended June 30, 2008 to 8.5% for the six months ended June 30, 2009. The increase in income from operations was primarily the result of an increase in gross profit of $0.6 million and a decrease in operating expenses of $1.5 million, primarily due to the depreciation of the Indian rupee against the U.S. dollar.

Other Income/(expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other. Other income decreased from an income of $1.9 million for the six months ended June 30, 2008 to an expense of $2.5 million for the six months ended June 30, 2009 as a result of a significant increase in net foreign exchange losses by $3.8 million attributable to movement of the Indian rupee against the U.S. dollar and the U.K. pound sterling relative to our hedged position and lower interest income by $0.5 million.

Provision for Income Taxes. Provision for income taxes increased from a benefit of $0.4 million for the six months ended June 30, 2008 to an expense of $0.4 million for the six months ended June 30, 2009. The effective rate of taxes has increased from a benefit of 5.7% for the six months ended June 30, 2008 to a provision of 8.0% for the six months ended June 30, 2009. This is primarily due to changes in the geographic distribution of our income.

Income from Continuing Operations. Income from continuing operations decreased from $7.3 million for the six months ended June 30, 2008 to $4.2 million for the six months ended June 30, 2009, primarily due to decrease in other income/(expense), partially offset by higher income from operations. As a percentage of revenues, income from continuing operations decreased from 8.0% for the six months ended June 30, 2008 to 5.1% for the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2009, we had $114.3 million in cash and cash equivalents on hand.

Cash flows provided by operating activities increased from $3.9 million in the six months ended June 30, 2008 to $6.6 million in the six months ended June 30, 2009. Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by or used for operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The increase in cash flows provided by operations is predominantly due to changes in working capital by $9.2 million, partially offset by the decrease in net income adjusted for non-cash items by $6.5 million. Changes in working capital are primarily due to a reduction in accounts receivable of $3.0 million for the six months ended June 30, 2009 as compared to an increase of $4.6 million for the six months ended June 30, 2008 and an increase in deferred revenue of $1.6 million for the six months ended June, 30 2009 as compared to a decrease of $0.4 million for the six months ended June 30, 2008.

Cash flows used for investing activities decreased from $12.1 million in the six months ended June 30, 2008 to $5.2 million in the six months ended June 30, 2009. The decrease is primarily the result of lower capital expenditures of $3.7 million and proceeds from the sale of our discontinued operations of $1.4 million in the six months ended June 30, 2009 and payment of $1.7 million as purchase consideration for an acquisition made during the six months ended June 30, 2008.

Cash flows provided by financing activities were insignificant during the six months ended June 30, 2009 and 2008.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $6.8 million of capital expenditures in the six months ended June 30, 2009. We expect to incur capital expenditures of approximately $5.0 million to $8.0 million in the remainder of fiscal year 2009 primarily to meet the growth requirements of our clients, including additions to our facilities as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts. In addition, we may repurchase shares of our common stock from time to time until November 2009. Through June 30, 2009, we had repurchased an aggregate of approximately $0.4 million under our previously announced program to repurchase up to $10.0 million of our common stock.

In addition, in connection with the tax assessment orders issued against Exl India and Exl Inc. we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. As required by the MAP, we obtained bank guarantees of approximately $2.8 million in April 2009, and will need to obtain additional bank guarantees of approximately $3.5 million during the third quarter of 2009, in favor of the government of India to stop the collection of the outstanding tax demands and interest for tax years 2003-04, 2004-05 and 2005-06.

We anticipate that we will continue to rely upon cash from operating activities to finance our acquisitions, capital expenditures and working capital needs. Based on economic conditions as of June 30, 2009, we believe that cash flow from operations will be sufficient to meet our ongoing capital expenditure, working capital and other cash needs in the near term. If we have significant growth through acquisitions, we may need to obtain additional financing.

On July 3, 2009, we acquired a 100% stake in Schneider SRO, which is located in Olomouc, Czech Republic, for initial cash consideration of approximately $3.2 million (net of cash acquired) which was funded through our internal cash accruals. We also intend to set up a new operations center in Cluj, Romania through our internal cash accruals.

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2009:

	Payments Due by Period (in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 Years	Total
Capital leases	$0.1	$0.1	$—	$—	$0.2
Operating leases	2.2	3.5	1.0	—	6.7
Purchase obligations	2.2	—	—	—	2.2
Other obligations(a)	0.5	0.8	0.8	0.8	2.9

Total contractual cash obligations	$5.0	$4.4	$1.8	$0.8	$12.0

(a)	Represents estimated payments under the Company’s Gratuity Plan.

Certain units of our Indian subsidiaries have been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that has provided us with certain incentives on imported and indigenous capital goods. Under the Policy, these units must achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, we may be required to refund these incentives along with penalties and fines. However, we believe that these units will achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

Exl Philippines is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. Exl Philippines has an export obligation of $13.1 million during the three year period ending March 2011. The registration has also provided us with certain incentives on the import of capital goods. We believe that Exl Philippines will achieve these export levels within the required timeframe.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the impact of the adoption of this statement to be material on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 17 on Subsequent Events.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. We adopted the provisions of FSP FAS 107-1 for the quarter ended June 30, 2009. Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. See Note 5 on Fair Value Measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (revised 2007)”). SFAS No. 141 (revised 2007) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141 (revised 2007) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The impact of SFAS No. 141 (revised 2007) on our consolidated financial statements will depend on the size and nature of any business combinations on or after January 1, 2009. See Note 17 on Subsequent Events.

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

During the three months ended June 30, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act were (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 on Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements contained herein for the information regarding our ongoing legal proceedings.

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

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2009, the Company acquired 3,014 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $28,374. The purchase price of $9.41 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2009 Annual Meeting of Stockholders on June 24, 2009 in Middletown, Connecticut. Of the 28,986,303 shares of common stock entitled to vote at the meeting, 27,761,291 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:

(1) The stockholders elected the following Directors to serve until the Company’s 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualified. The votes were as follows:

Name of Director	Votes in Favor	Votes Withheld
Steven B. Gruber	27,682,878	78,413
Dr. Mohanbir Sawhney	27,687,739	73,552
Garen K. Staglin	27,669,475	91,816

(2) The stockholders ratified the selection of Ernst & Young LLP as the independent registered public account firm of the Company for fiscal year 2009. The votes were as follows:

Votes For	Votes Against	Votes Withheld
27,742,622	17,020	1,649

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: August 10, 2009	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)