Form 10-Q
period 2009-09-30
ExlService Holdings, Inc.
filed 2009-11-09
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2009, there were 28,957,823 shares of the registrant’s common stock outstanding (excluding 247,030 shares held in treasury and 391,184 shares of restricted stock), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$117,510	$112,174
Short-term investments	816	153
Restricted cash	1,311	203
Accounts receivable, net of allowance for doubtful accounts of $259 at September 30, 2009 and $128 at December 31, 2008	31,578	33,714
Deferred tax assets	4,490	3,401
Advance income-tax, net	101	2,033
Prepaid expenses and other current assets	3,546	6,199

Total current assets	159,352	157,877

Fixed assets, net of accumulated depreciation of $35,787 at September 30, 2009 and $27,727 at December 31, 2008	22,702	24,518
Goodwill	19,595	17,557
Intangible assets	710	—
Restricted cash	3,744	281
Deferred tax assets, net	7,735	3,047
Other assets	10,500	8,689

Total assets	$224,338	$211,969

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,254	$3,371
Deferred revenue	3,379	2,961
Accrued employee cost	12,176	14,725
Accrued expenses and other current liabilities	12,157	18,011

Total current liabilities	29,966	39,068

Non-current liabilities	3,433	1,569

Total liabilities	33,399	40,637

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,179,013 shares issued and outstanding as of September 30, 2009 and 29,054,145 shares issued and outstanding as of December 31, 2008	29	29
Additional paid-in capital	122,308	116,676
Retained earnings	78,150	70,021
Accumulated other comprehensive loss	(8,572)	(14,491)

	191,915	172,235

Less: 247,030 shares as of September 30, 2009 and 237,080 shares as of December 31, 2008, held in treasury, at cost	(976)	(903)

Total stockholders’ equity	190,939	171,332

Total liabilities and stockholders’ equity	$224,338	$211,969

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$48,186	$46,573	$131,557	$138,019
Cost of revenues (exclusive of depreciation and amortization)	28,803	28,046	78,986	86,902

Gross profit	19,383	18,527	52,571	51,117

Operating expenses:
General and administrative expenses	7,770	7,349	22,137	24,193
Selling and marketing expenses	3,516	3,081	10,040	8,366
Depreciation and amortization	2,918	2,832	8,137	8,302

Total operating expenses	14,204	13,262	40,314	40,861

Income from continuing operations	5,179	5,265	12,257	10,256
Other income/(expense):
Foreign exchange gain/(loss)	(1,995)	(6,637)	(5,014)	(5,847)
Interest and other income, net	269	1,157	856	2,294

Income/(loss) from continuing operations before income taxes	3,453	(215)	8,099	6,703
Income tax provision/(benefit)	(541)	(589)	(169)	(984)

Income from continuing operations	3,994	374	8,268	7,687
Income/(loss) from discontinued operations, net of taxes	—	(1,449)	(139)	3,302

Net income/(loss) to common stockholders	$3,994	$(1,075)	$8,129	$10,989

Earnings/(loss) per share (a):
Basic:
Continuing operations	$0.14	$0.01	$0.29	$0.27
Discontinued operations	—	(0.05)	—	0.11

	$0.14	$(0.04)	$0.28	$0.38

Diluted:
Continuing operations	$0.14	$0.01	$0.28	$0.26
Discontinued operations	—	(0.05)	—	0.11

	$0.14	$(0.04)	$0.28	$0.38

Weighted-average number of shares used in computing earnings per share:
Basic	28,930,344	28,846,137	28,893,515	28,801,102
Diluted	29,368,390	29,127,304	29,202,856	29,257,254

(a)	Per share amounts may not foot due to rounding.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$8,129	$10,989
(Income)/loss from discontinued operations, net of taxes	139	(3,302)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,137	8,302
Share-based compensation expense	5,389	4,426
Non employee stock options	110	193
Unrealized foreign exchange (gain)/loss	(981)	4,921
Deferred income taxes	(6,749)	242
Excess tax benefit from stock-based compensation	—	(28)
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(4,458)	(40)
Accounts receivable	3,040	(4,046)
Prepaid expenses and other current assets	1,754	(266)
Accounts payable	472	(1,726)
Deferred revenue	1,749	(2,272)
Accrued employee cost	(2,584)	158
Accrued expenses and other current liabilities	(321)	2,024
Income taxes payable	1,764	(2,160)
Other assets and liabilities	669	(3,061)

Net cash provided by operating activities - continuing operations	16,259	14,354
Net cash provided by operating activities - discontinued operations	—	4,064

Net cash provided by operating activities	16,259	18,418

Cash flows from investing activities:
Purchase of fixed assets	(9,186)	(12,816)
Business acquisition	(3,505)	(1,949)
Purchase of short-term investments	(816)	—
Proceeds from redemption of short-term investments	153	—
Proceeds from sale of discontinued operations	1,448	911

Net cash used for investing activities - continuing operations	(11,906)	(13,854)
Net cash used for investing activities - discontinued operations	—	(40)

Net cash used for investing activities	(11,906)	(13,894)

Cash flows from financing activities:
Principal payments on capital lease obligations	(80)	(62)
Proceeds from exercise of stock options	193	385
Excess tax benefit from stock-based compensation	—	28
Acquisition of treasury stock	(73)	(238)

Net cash provided by financing activities	40	113

Effect of exchange rate changes on cash and cash equivalents	943	(5,094)

Net increase/(decrease) in cash and cash equivalents	5,336	(457)
Cash and cash equivalents, beginning of period (includes $804 at January 1, 2008 for discontinued operations)	112,174	102,210
Less cash and equivalents of discontinued operations, end of period	—	—

Cash and equivalents of continuing operations, end of period	$117,510	$101,753

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the State of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the “Company”), is a leading provider of outsourcing and transformation services. The Company’s clients are located principally in the United States and the United Kingdom.

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

Certain prior period amounts have been reclassified in the unaudited consolidated financial statements to conform to the 2009 presentation. These reclassifications reflect the presentation of discontinued operations of Noida Customer Operations Private Limited (“NCOP”), previously included in the Outsourcing Services segment. On August 11, 2008, the Company completed the sale of all of its shares of NCOP to Aviva Global Services Singapore Pte Ltd (“AGSS”). See Note 17 on Discontinued Operations.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was principally codified into Accounting Standards Codification (“ASC”) 105 “Generally Accepted Accounting Standards.” This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. As ASC 105 was not intended to change existing accounting guidance, its adoption did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance for business combinations. The new accounting guidance changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company acquired a 100% stake in Schneider Logistics Europe S.R.O. on July 3, 2009. The acquisition was accounted for in accordance with this new accounting guidance. See Note 5 on Business Combinations, Goodwill and Intangibles Assets.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

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

For the three months ended September 30, 2009 and 2008, the weighted average number of shares used in calculating the diluted earnings per share includes stock options, restricted stock and restricted stock units aggregating 438,046 shares and 281,167 shares, respectively. For the nine months ended September 30, 2009 and 2008, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted stock and restricted stock units aggregating 309,341 shares and 456,152 shares, respectively.

The calculation of earnings per share for the three months ended September 30, 2009 and 2008 excludes stock options, restricted stock and restricted stock units aggregating 1,380,775 shares and 1,910,548 shares, respectively, as their effect would have been anti-dilutive.

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

Revenues and cost of revenues for each of the three months ended September 30, 2009 and 2008 for Outsourcing Services and Transformation Services segments, respectively, are as follows:

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$37,673	$10,513	$48,186	$34,537	$12,036	$46,573
Cost of revenues (exclusive of depreciation and amortization)	22,230	6,573	28,803	20,633	7,413	28,046

Gross profit	$15,443	$3,940	$19,383	$13,904	$4,623	$18,527

Operating expenses			$14,204			$13,262
Other income/(expense)			(1,726)			(5,480)
Income tax provision/(benefit)			(541)			(589)

Income from continuing operations			$3,994			$374
Income/(loss) from discontinued operations, net of taxes of $0 and $1,993			—			(1,449)

Net income/(loss) to common stockholders			$3,994			$(1,075)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the nine months ended September 30, 2009 and 2008 for Outsourcing Services and Transformation Services segments, respectively, are as follows:

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$105,573	$25,984	$131,557	$105,598	$32,421	$138,019
Cost of revenues (exclusive of depreciation and amortization)	60,549	18,437	78,986	66,510	20,392	86,902

Gross profit	$45,024	$7,547	$52,571	$39,088	$12,029	$51,117

Operating expenses			$40,314			$40,861
Other income/(expense)			(4,158)			(3,553)
Income tax provision/(benefit)			(169)			(984)

Income from continuing operations			$8,268			$7,687
Income/(loss) from discontinued operations, net of taxes of ($41) and $3,449			(139)			3,302

Net income to common stockholders			$8,129			$10,989

5. Business Combinations, Goodwill and Intangible Assets

On July 3, 2009, the Company acquired a 100% stake in Schneider Logistics Europe S.R.O. (“Schneider SRO”), which is located in Olomouc, the Czech Republic, for a cash consideration of approximately $3,505 (net of cash acquired of $942), including post-closing adjustments. Schneider SRO provides complex transaction processing services to its clients in Europe and the U.S. The acquisition provides the Company with multi-lingual delivery capabilities and a cost effective delivery location in Eastern Europe.

The Company made an allocation of the purchase price to the tangible and intangible assets and liabilities acquired, based on their fair values, including approximately $2,038 to non-tax deductible goodwill and $794 to intangible assets (principally customer relationships). The intangible assets are being amortized over a life of 3 years. The Company recognized acquisition related costs of approximately $150 related to this transaction and are included in the general and administrative expenses in the unaudited consolidated statements of income.

Following are details of the Company’s goodwill balance as of September 30, 2009:

Goodwill:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2009	$772	$16,785	$17,557
Goodwill arising from acquisition	2,038	—	2,038

Balance at September 30, 2009	$2,810	$16,785	$19,595

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$794	$84	$710

	$794	$84	$710

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$330	$(330)	$—
Customer relationships	1,554	(1,554)	—
Non-compete agreements	1,460	(1,460)	—

	$3,344	$(3,344)	$—

Amortization expense for the three months ended September 30, 2009 and September 30, 2008 was $84 and $51, respectively. Amortization expense for the nine months ended September 30, 2009 and September 30, 2008 was $84 and $483, respectively. The estimated amortization of intangible assets for the years ending September 30, 2010, 2011 and 2012 is $332, $276 and $102, respectively.

6. Fair Value Measurements

ASC No. 820, “Fair Value Measurements and Disclosures” (“ASC No. 820”) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

ASC No. 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

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

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2009. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$103,873	$—	$—	$103,873
Derivative financial instruments	—	252	—	252

Total	$103,873	$252	$—	$104,125

Liabilities
Derivative financial instruments	$—	$1,665	$—	$1,665

Derivative Financial Instrument: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See Note 7 for further details on Derivative Financial Instruments.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

7. Derivative Financial Instruments

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

The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that are designated effective and that qualify as cash flow hedges under ASC No. 815, “Derivatives and Hedging” (“ASC No. 815”). Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) (“AOCI”) until the hedged transactions occur and at that time are recognized in the unaudited consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the unaudited consolidated statement of income and are included in foreign exchange gain/(loss).

The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/(loss).

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, ($1,281) were reclassified from AOCI into earnings because it was not probable that the forecasted transaction would occur.

The Company had outstanding foreign exchange contracts totaling $96,939 and GBP 12,511 as of September 30, 2009 and totaling $110,182 and GBP 30,320 as of December 31, 2008. The Company estimates that approximately $1,667 of net derivative losses included in AOCI could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of September 30, 2009. At September 30, 2009, the maximum outstanding term of derivative instruments that hedge forecasted transactions was 27 months.

The following tables set forth the fair value of derivative instruments included in the unaudited consolidated balance sheets as on September 30, 2009 and December 31, 2008:

Derivatives designated as hedging instruments:

	September 30, 2009	December 31, 2008
Accrued expense and other current liabilities:
Foreign currency exchange contracts	$1,665	$5,411
Non-current liabilities:
Foreign currency exchange contracts	$—	$770
Other assets:
Foreign currency exchange contracts	$210	$—

Derivatives not designated as hedging instruments:

	September 30, 2009	December 31, 2008
Prepaid and other current assets:
Foreign currency exchange contracts	$42	$—
Accrued expense and other current liabilities:
Foreign currency exchange contracts	$—	$223

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended September 30, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$278	$(351)	Foreign exchange gain/(loss)	$(2,241)	$(1,833)	Foreign exchange gain/(loss)	$—	$(2,358)

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2009	2008
Foreign exchange contracts	Foreign exchange gain/(loss)	$513	$—

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the nine months ended September 30, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$(649)	$(16,447)	Foreign exchange gain/(loss)	$(5,473)	$806	Foreign exchange gain/(loss)	$(118)	$(2,189)

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2009	2008
Foreign exchange contracts	Foreign exchange gain/(loss)	$(542)	$—

8. Comprehensive Income/(Loss):

The following table sets forth the components of comprehensive income/(loss) for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income/(loss) available to common stockholders	$3,994	$(1,075)	$8,129	$10,989
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges	2,519	1,482	4,824	(17,253)
Foreign currency translation adjustment	6	(4,339)	1,041	(8,389)
Retirement benefits	20	(33)	54	(83)

Total other comprehensive income/(loss)	2,545	(2,890)	5,919	(25,725)

Total comprehensive income/(loss)	$6,539	$(3,965)	$14,048	$(14,736)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

9. Capital Structure

The Company has one class of common stock.

During the three months ended September 30, 2009, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock. During the nine months ended September 30, 2009, the Company acquired 4,329 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $39. The purchase price of $9.08 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

During the three months ended September 30, 2009, the Company did not purchase any shares of its common stock as part of its previously announced share repurchase program. During the nine months ended September 30, 2009, the Company purchased 5,621 shares of its common stock for an aggregate purchase price of approximately $34, excluding commissions, representing an average purchase price per share of $6.11. These shares were purchased as part of the share repurchase program that authorized the purchase of up to $10,000 of the Company’s outstanding common stock on or prior to November 2009. Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

10. Employee Benefit Plans

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

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$67	$68	$199	$217
Interest cost	28	26	84	73
Actuarial loss	20	—	54	—

Net gratuity cost	$115	$94	$337	$290

The Company maintains the Exl Service Inc. 401(k) Plan and the Inductis 401(k) Profit Sharing Plan, (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plans amounted to $78 and $70 during the three months ended September 30, 2009 and 2008, respectively and $155 and $263 during the nine months ended September 30, 2009 and 2008, respectively.

The Company contributes to various defined contribution plans on behalf of its employees in India, Philippines and the Czech Republic. The assets held by the plans are not reported on the Company’s balance sheet. The contributions made to the plans for each period are as follows:

Three months ended September 30, 2009	$715
Three months ended September 30, 2008	$465
Nine months ended September 30, 2009	$1,642
Nine months ended September 30, 2008	$1,470

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

11. Leases

The Company leases motor vehicles for some of its employees. Such leases are recorded as capital leases. Future minimum lease payments under these capital leases at September 30, 2009 are as follows:

Year ending September 30,
2010	$152
2011	86
2012	6

Total minimum lease payments	244
Less: amount representing interest	19

Present value of minimum lease payments	225
Less: current portion	137

Long term capital lease obligation	$88

The Company conducts its operations using facilities leased under operating lease agreements that expire through February 2014. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending September 30,
2010	$2,953
2011	2,741
2012	1,074
2013	645
2014	302

Total minimum lease payments	$7,715

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $1,567 and $1,236 for the three months ended September 30, 2009 and 2008, respectively. Rent expense under both cancelable and non-cancelable operating leases was $4,249 and $3,874 for the nine months ended September 30, 2009 and 2008, respectively.

12. Income Taxes

The Company recorded income tax expense/(benefit) of ($541) and ($589) for the three months ended September 30, 2009 and 2008, respectively. The Company recorded income tax expense/(benefit) of ($169) and ($984) for the nine months ended September 30, 2009 and 2008, respectively. The effective rate of taxes attributable to continuing operations was a tax benefit of 15.7% and 274.1% for the three months ended September 30, 2009 and 2008, respectively. The effective rate of taxes attributable to continuing operations was a tax benefit of 2.7% and 14.7% for the nine months ended September 30, 2009 and 2008, respectively.

Certain units of the Company’s Indian subsidiaries qualify for an exemption from taxable income under section 10A or 10B of the Indian Income Tax Act because their profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning with the financial year in which the entity begins to manufacture or produce eliglible goods and services. During the three months ended September 30, 2009, the Indian parliament effected amendments to the Indian Income Tax Act and extended the tax holiday for eligible units. However, due to uncertainty relating to the availability of the tax holiday period for some of its units, the Company created a reserve of $2,710 during the three months ended September 30, 2009. After the expiration of the tax holiday period for some of the units of the Company on April 1, 2010, any profits from such units will be fully taxable.

        Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At September 30, 2009, the Company performed an analysis of the deferred tax asset valuation allowance for certain units of its Indian subsidiaries. Previously, the Company believed that there was uncertainty relating to the possible extension of the tax holiday for certain units and accordingly determined that it was more likely than not that the Company’s deferred tax assets were not going to be utilized due to the tax holiday and possible extension of that tax holiday. Accordingly, a full valuation allowance offsetting these deferred tax assets was recorded. Due to the recent amendments of the Indian Income Tax Act mentioned above, the Company released the valuation allowance relating to those units and recognized an income tax benefit of $3,689 in the unaudited consolidated statement of income for the three months ended September 30, 2009. The Company continues to record a valuation allowance on deferred tax assets pertaining to those units of the Company’s subsidiaries for which the tax holiday period is definitively extended. The valuation allowance as of September 30, 2009 and December 31, 2008 was approximately $1,398 and $4,010, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). As of September 30, 2009 and December 31, 2008, deferred income taxes related to the MAT were approximately $3,409 and $2,109, respectively.

The Company’s provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC No. 740, “Income Taxes” (“ASC No. 740”) as well as the related net interest. Tax exposures can involve complex issues and may require extended periods to resolve. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

The following summarizes the activity related to the gross unrecognized tax benefits from January 1, 2009 through September 30, 2009:

Balance as of January 1, 2009	$—
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	2,710

Balance as of September 30, 2009	$2,710

The unrecognized tax benefits as of September 30, 2009 of $2,710, if recognized, would impact the effective tax rate.

The Company did not recognize any interest and penalties during the three and nine months ended September 2009. The unrecognized tax benefits may increase or decrease in the next 12 months depending on the Company’s tax positions.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statement of income:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of revenue	$341	$396	$1,096	$983
General and administrative expenses	894	778	2,564	2,341
Selling and marketing expenses	641	377	1,729	1,102

Total	$1,876	$1,551	$5,389	$4,426

Effective April 1, 2007 the Indian government enacted a Fringe Benefit Tax (“FBT”) on equity compensation. In July 2009, the Indian government abolished the FBT effective April 1, 2009. The FBT was calculated on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India-based employees. For the three months ended September 30, 2009 and 2008, the Company recorded FBT expense of approximately $0 and $18, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded FBT expense of approximately $179 and $218, respectively. The Company recovered FBT from its India-based employees, and such recovery was treated as an additional exercise price and was recorded as additional paid-in capital in the unaudited consolidated balance sheet. Since abolition of FBT results in a change in exercise price for its India-based employees, the Company has to re-compute the fair value of the outstanding stock options and restricted stock on the date of the modification. For the three and nine months ended September 30, 2009, the Company has recognized expense of approximately $301 as a result of such modification.

The fair value of each stock option granted to employees not subject to the FBT is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of each stock option granted to employees subject to the FBT was estimated at the date of grant using the Monte Carlo simulation model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected life (years)	3.5	5.10	4.56	5.68
Risk free interest rate	1.68%	2.52%	1.73%	2.43%
Volatility	50%	38%	50%	39%

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2008	1,788,751	$14.67	$364	7.92
Granted	1,642,389	8.84
Exercised	(2,064)	6.67
Forfeited	(181,550)	18.61

Outstanding at September 30, 2009	3,247,526	$11.50	$13,345	8.26

Vested and exercisable at September 30, 2009	853,847	$12.39	$2,636	6.52

Available for grant at September 30, 2009	4,245,327

The unrecognized compensation cost for unvested options as of September 30, 2009 is $9,571 which is expected to be expensed over a weighted average period of 2.68 years. The weighted-average fair value of options granted during the three months ended September 30, 2009 and 2008 was $5.26 and $3.30, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2009 and 2008 was $3.48 and $6.54, respectively. The total fair value of shares vested during the three months ended September 30, 2009 is $574. The total fair value of shares vested during the nine months ended September 30, 2009 is $2,273.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2008	578,246	$20.13	24,000	$10.26
Granted	—	—	8,000	10.17
Vested	(122,804)	16.80	(8,000)	17.34
Forfeited	(50,056)	18.98	—	—

Outstanding at September 30, 2009	405,386	$21.28	24,000	$7.87

As of September 30, 2009, unrecognized compensation cost of $6,294 is expected to be expensed over a weighted average period of 1.98 years.

Client and Advisory Board Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock at an exercise price of $6.25 per share in July 2004 to one of its clients. The options are fully exercisable and expire ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes option-pricing model, was approximately $1,792. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement which expired in March 2009. Amortization for the three months ended September 30, 2009 and 2008 was $0 and $90, respectively. Amortization for the nine months ended September 30, 2009 and 2008 was $60 and $269, respectively.

During the three months ended September 30, 2009 and 2008, the Company recorded compensation expense/(income) of $24 and ($26), respectively related to stock options granted to members of the Company’s advisory board. For the nine months ended September 30, 2009 and 2008, the Company recorded compensation expense/(income) of $50 and ($75), respectively. The fair value and related compensation expense will be calculated for the unvested portion of these options at the end of each reporting period until such options are fully vested.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

14. Related Party Transactions

On January 15, 2008, the Company purchased net assets for a consideration of $1,508 from a company controlled by entities related to the Oak Hill Partnerships, one of the Company’s significant stockholders. The Company recorded expenses of $0 and $394 for the nine months ended September 30, 2009 and 2008, respectively, for transition services performed by the seller prior to the acquisition. As of September 30, 2009 and December 31, 2008, the Company had no amounts payable related to these transactions.

The Company provides services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by entities related to the Oak Hill Partnerships, one of the Company’s significant stockholders. The Company recognized revenue of approximately $167 and $219 during the three months ended September 30, 2009 and 2008, respectively, and $387 and $234 during the nine months ended September 30, 2009 and 2008, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. At September 30, 2009 and December 31, 2008, the Company had an account receivable of $61 and $89, respectively, related to these services.

The Company provides services to Oak Hill Capital Partners, one of the Company’s significant stockholders. The Company recognized revenue of approximately $12 and $0 during the three months ended September 30, 2009 and 2008, respectively, and $19 and $0 during the nine months ended September 30, 2009 and 2008, respectively, for fees and expense reimbursements from Oak Hill Capital Partners. At September 30, 2009 and December 31, 2008, the Company had an account receivable of $4 and $0, respectively, related to these services.

15. Geographical Information

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
United States	$31,148	$26,084	$85,369	$75,073
United Kingdom	15,536	20,282	44,016	62,433
Rest of World	1,502	207	2,172	513

	$48,186	$46,573	$131,557	$138,019

			September 30, 2009	December 31, 2008
Fixed assets, net
India			$17,595	$19,235
Philippines			3,377	3,995
United States			1,088	1,182
Rest of World			642	106

			$22,702	$24,518

16. Commitments and Contingencies

Fixed Asset Commitments

At September 30, 2009, the Company had committed to spend approximately $1,822 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

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

September 30, 2009

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

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. If the applicable income tax authorities review any of the Company’s tax returns and determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received six assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of the assessment orders as of September 30, 2009 are as below:

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price the Company applied to transactions between Exl India and Exl Inc. in the 2003-04 tax year was not appropriate and disallows certain expenses claimed as tax deductible by Exl India	$2,000	$2,000

Exl India	2004-05	The assessment order alleges that the transfer price the Company applied to transactions between Exl India and Exl Inc. for the 2004-05 tax year was not appropriate and disallows certain expenses claimed as tax deductible by Exl India	$2,000	$2,000

Exl India	2005-06	The assessment order alleges that the transfer price the Company applied to transactions between Exl India and Exl Inc. for the 2005-06 tax year was not appropriate and disallows certain expenses claimed as tax deductible by Exl India	$5,100	$1,700

Exl Inc.	2003-04	The assessment order alleges that Exl Inc. has a permanent establishment in India	$3,100	$1,500

Exl Inc.	2004-05	The assessment order alleges that Exl Inc. has a permanent establishment in India	$100	$—

Exl Inc.	2005-06	The assessment order alleges that Exl Inc. has a permanent establishment in India	$700	$400

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India for the 2003-04 and 2004-05 tax years and partial amounts with respect to the assessment orders received by Exl India for 2005-06 tax year and by Exl Inc. for the 2003-04, 2004-05 and 2005-06 tax years. There is a likelihood that the Company might receive similar orders for other years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, totaling approximately $7,600 and $5,800 as of September 30, 2009 and December 31, 2008, respectively, are included in “Other assets” in the Company’s unaudited consolidated balance sheet.

In order to resolve the outstanding transfer pricing and permanent establishment tax disputes with the Indian tax authorities, the Company has filed requests with the competent authorities in the U.S. to invoke a Mutual Agreement Procedure, or MAP, under the United States – India Income Tax Treaty. As a result of commencing the MAP, the competent authorities in the U.S. will work with the competent authorities in India to propose a resolution to the outstanding tax disputes. The proposed resolution is not binding on the Company. As required by the MAP, the Company obtained bank guarantees of approximately $2,800 in April 2009, and might need to obtain additional bank guarantees to stop the collection of outstanding tax demands by the Indian tax authorities and interest for the assessment orders received by Exl Inc. for the 2003-04, 2004-05 and 2005-06 tax years. If additional assessment orders are received for other years, the Company may invoke the MAP for such orders and would be required to obtain additional bank guarantees.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

(In thousands, except share and per share amounts)

17. Discontinued Operations

On August 11, 2008, the Company completed the sale of all of its shares of NCOP to AGSS. The Company received consideration totaling approximately $3,430 ($1,982 in the three months ended September 30, 2008 and $1,448 in the three months ended March 31, 2009). Income/(loss) from discontinued operations, net of income taxes, was $0 for the three months ended September 30, 2009, compared to ($1,449), or ($0.05) per share, for the three months ended September 30, 2008. Income/(loss) from discontinued operations, net of income taxes, was ($139), or ($0.00) per share for the nine months ended September 30, 2009 compared to $3,302 or $0.11 per share, for the nine months ended September 30, 2008.

The following table shows the major categories for discontinued operations in the unaudited consolidated statements of income for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operations:
Revenues	$—	$3,080	$—	$16,398
Income from discontinued operations	—	1,028	—	7,235
Income tax provision	—	1,119	—	2,575

	$—	$(91)	$—	$4,660

Disposal:
Loss on disposal of discontinued operations	$—	$(484)	$(180)	$(484)
Income tax provision/(benefit)	—	874	(41)	874

	$—	$(1,358)	$(139)	$(1,358)

Income/(loss) from discontinued operations, net of taxes	$—	$(1,449)	$(139)	$3,302

18. Subsequent Events

On November 4, 2009, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with American Express pursuant to which the Company acquired the operations of the American Express Global Travel Service Center, a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. American Express is an existing client of the Company. The purchase price of the transaction is approximately $30 million, including the estimated working capital adjustment. The purchase price will be paid in cash using cash on hand. The Asset Purchase Agreement contains customary representations, warranties and indemnities from both the Company and American Express. The closing of the transactions contemplated by the Asset Purchase Agreement is subject to customary closing conditions as well as regulatory approvals under Indian law. In addition to customary termination provisions, the agreement may be terminated by either party if the purchase does not close before November 1, 2010 or the closing is enjoined or otherwise prohibited by any governmental entity.

In connection with the Asset Purchase Agreement, the Company and American Express entered into a master services agreement, dated November 4, 2009 (the “Master Services Agreement”), pursuant to which the Company will provide services to the back-office operations of American Express Business Travel pursuant to statements of work to be entered into by the parties. The Master Services Agreement, which is effective as of the closing date under the Asset Purchase Agreement, contains a minimum annual commitment of business volume and expires on the eighth anniversary of the closing date of the transactions under the Asset Purchase Agreement.

The Company has evaluated subsequent events through the date and time the financial statements were issued on November 9, 2009.

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

Overview

We are a leading provider of outsourcing and transformation services focused on providing a competitive edge to our clients by outsourcing and transforming their business processes. Our outsourcing services provide integrated front-, middle- and back-office process outsourcing services for our principally U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, risk and financial management and operations and process excellence services. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them. We serve primarily the needs of Global 1000 companies in the insurance, utilities, financial services and transportation and logistics sectors.

We market our services directly through our sales and marketing and strategic account management teams, which operate out of the United States and the United Kingdom, and our business development team, which operates out of Noida, India. We currently operate ten operations centers in India and one operations center in the Philippines. On July 3, 2009, we acquired a 100% stake in Schneider Logistics Europe S.R.O. (“Schneider SRO”), which is located in Olomouc, the Czech Republic and which provides complex transaction processing services to its clients in Europe and the U.S. The acquisition provides us with multi-lingual delivery capabilities and a cost effective delivery location in Eastern Europe. We are also in the process of setting up a new operations center in Cluj, Romania.

On August 11, 2008, the Company completed the sale of all of its shares of Noida Customer Operations Private Limited (“NCOP’) to Aviva Global Services Singapore Pte Ltd (“AGSS”). For all periods presented in this Quarterly Report on Form 10-Q, NCOP is reported as a discontinued operation and any discussion throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and unaudited consolidated financial statements relates to continuing operations unless otherwise indicated.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three and nine months ended September 30, 2009, we had total revenues of $48.2 million and $131.6 million, respectively, compared to total revenues of $46.6 million and $138.0 million, respectively, for the corresponding period in 2008. The increase in revenues during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to higher revenues in our outsourcing services segment of $3.1 million as a result of the addition of new clients and volume increases within existing client processes, partially offset by lower revenues in our transformation services segment of $1.5 million as a result of lower client discretionary spending arising out of the continuing broad based weakness in the economy.

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

Our transformation services can be, and in the three and nine months ended September 30, 2009, were, significantly affected by variations in business cycles. In addition, our transformation services consist primarily of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to further material fluctuations and uncertainties in the revenues generated from these businesses.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 64.6% and 32.2%, respectively, of our total revenues for the three months ended September 30, 2009, and approximately 56.0% and 43.5%, respectively, of our total revenues for the three months ended September 30, 2008. For the nine months ended September 30, 2009, these two regions generated approximately 64.9% and 33.5%, respectively, of our total revenues and approximately 54.4% and 45.2%, respectively, of our total revenues for the nine months ended September 30, 2008.

In both the United States and the United Kingdom, there has been recent negative publicity and proposed legislation with regard to outsourcing. If these trends continue and result in the enactment of additional legislation for which we are unable to protect ourselves, contractually or otherwise, our revenues could be materially affected. With the ongoing global economic downturn and resulting increases in unemployment in both of these countries, we expect these publicity and legislative trends to continue and possibly intensify. Our management actively monitors legislative activities in the United States and United Kingdom, both directly and through industry organizations. However, if legislation were enacted in the United Kingdom or the United States that has the effect of severely curtailing our activities in such countries, it is unlikely that we would be able to quickly replace such lost revenues.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended September 30, 2009 and 2008, our total revenues from our three largest clients were $21.9 million and $20.5 million, respectively, accounting for 45.5% and 44.1% of our total revenues, respectively, during these periods. In the nine months ended September 30, 2009 and 2008, our total revenues from our three largest clients were $58.5 million and $61.0 million, respectively, accounting for 44.5% and 44.2% of our total revenues, respectively, during these periods.

We provide services to Centrica, which represented $10.6 million, or 21.9%, and $29.2 million, or 22.2%, of our total revenues, for the three and nine months ended September 30, 2009, respectively, and $10.5 million, or 22.6%, and $34.5 million, or 25.0%, of our total revenues, for the three and nine months ended September 30, 2008, respectively, under an agreement that is scheduled to expire in April 2012.

We derived revenues from five and four new clients during the three months ended September 30, 2009 and 2008, respectively. We derived revenues from ten and fourteen new clients for our services, including transformation services, in the nine months ended September 30, 2009 and 2008, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

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

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended September 30, 2009 and 2008, $2.6 million, or 5.3%, and $2.7 million, or 5.9%, respectively, of our revenues represent reimbursement of such expenses. For the nine months ended September 30, 2009 and 2008, $6.6 million, or 5.0%, and $9.3 million, or 6.7%, respectively, of our revenues represent reimbursement of such expenses.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008
Revenues(1)	$48.2	$46.6	$131.6	$138.0
Cost of revenues (exclusive of depreciation and amortization)(2)	28.8	28.1	79.0	86.9

Gross profit	19.4	18.5	52.6	51.1

Operating expenses:
General and administrative expenses(3)	7.8	7.3	22.1	24.2
Selling and marketing expenses(3)	3.5	3.1	10.1	8.3
Depreciation and amortization(4)	2.9	2.8	8.1	8.3

Total operating expenses	14.2	13.2	40.3	40.8

Income from operations	5.2	5.3	12.3	10.3
Other income/(expense):
Foreign exchange gain/(loss)	(2.0)	(6.6)	(5.0)	(5.9)
Interest and other income, net	0.3	1.1	0.8	2.3

Income/(loss) from continuing operations before income taxes	3.5	(0.2)	8.1	6.7
Income tax provision/(benefit)	(0.5)	(0.6)	(0.1)	(1.0)

Income from continuing operations	4.0	0.4	8.2	7.7
Income/(loss) from discontinued operations, net of taxes	—	(1.5)	(0.1)	3.3

Net income/(loss) to common stockholders	$4.0	$(1.1)	$8.1	$11.0

(1)	In accordance with GAAP, we include the amount of telecommunications and travel-related costs that are billed to and reimbursed by our clients in our revenues. Revenues include reimbursable expenses of $2.6 million and $2.7 million for the three months ended September 30, 2009 and 2008, respectively, and $6.6 million and $9.3 million for the nine months ended September 30, 2009 and 2008, respectively.
(2)	Cost of revenues includes $0.3 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 on Stock-Based Compensation in the Notes to Unaudited Consolidated Financial Statements contained herein. Cost of revenues excludes depreciation and amortization related to fixed assets and intangibles.
(3)	General and administrative expenses and selling and marketing expenses includes $1.5 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively, and $4.3 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 on Stock-Based Compensation in the Notes to Unaudited Consolidated Financial Statements contained herein.
(4)	Depreciation and amortization includes $0.1 million each for the three months ended September 30, 2009 and 2008 and $0.1 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively, of amortization of intangibles.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues. Revenues increased 3.5% from $46.6 million for the three months ended September 30, 2008 to $48.2 million for the three months ended September 30, 2009. Revenues from outsourcing services increased by $3.1 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as a result of revenues from new clients, volume increases within existing processes and the addition of 32 new processes aggregating to $5.2 million, partially offset by a $2.1 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling. Revenues from new clients for outsourcing services were $1.7 million and $0 million during the three months ended September 30, 2009 and 2008, respectively.

Revenues from transformation services decreased by $1.5 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as a result of a $0.3 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling and lower revenues due to reduced client spending on discretionary projects. Revenues from new clients for transformation services were $0.1 million and $0.5 million during the three months ended September 30, 2009 and 2008, respectively.

Cost of Revenues. Cost of revenues increased 2.7% from $28.0 million for the three months ended September 30, 2008 to $28.8 million for the three months ended September 30, 2009. Salaries and personnel expenses decreased from $20.0 million for the three months ended September 30, 2008 to $19.7 million for the three months ended September 30, 2009, primarily due to the depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in compensation expenses of $1.2 million and a decrease in transportation costs of $0.5 million, partially offset by an increase in salaries and personnel expenses of $1.4 million, primarily as a result of our new operations center in Olomouc, the Czech Republic. Other operating costs increased from $8.0 million for the three months ended September 30, 2008 to $9.1 million for the three months ended September 30, 2009, primarily due to an increase in reimbursable expenses of $0.9 million. As a percentage of revenues, cost of revenues decreased from 60.2% for the three months ended September 30, 2008 to 59.8% for the three months ended September 30, 2009.

Gross Profit. Gross profit increased 4.6% from $18.5 million for the three months ended September 30, 2008 to $19.4 million for the three months ended September 30, 2009. The increase in gross profit was primarily due to an increase in revenues of $1.6 million, offset by an increase in cost of revenues of $0.8 million. Gross profit as a percentage of revenues remained unchanged during the three months ended September 30, 2008 and 2009.

SG&A Expenses. SG&A expenses increased 8.2% from $10.4 million for the three months ended September 30, 2008 to $11.3 million for the three months ended September 30, 2009. The increase in SG&A expenses is primarily due to an increase in salaries and personnel expenses of $0.8 million, pre-acquisition related costs of $0.3 million, partially offset by the depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in costs of $0.2 million. As a percentage of revenues, SG&A increased from 22.4% for the three months ended September 30, 2008 to 23.4% for the three months ended September 30, 2009.

Depreciation and Amortization. Depreciation and amortization increased 3.0% from $2.8 million for the three months ended September 30, 2008 to $2.9 million for the three months ended September 30, 2009, primarily due to depreciation related to our new operations center in Olomouc, the Czech Republic, of $0.1 million. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

Income from Operations. Income from operations decreased 1.6% from $5.3 million for the three months ended September 30, 2008 to $5.2 million for the three months ended September 30, 2009. As a percentage of revenues, income from operations decreased from 11.3% for the three months ended September 30, 2008 to 10.7% for the three months ended September 30, 2009. The decrease in income from operations was primarily due to an increase in operating expenses of $0.9 million, offset by an increase in gross profit of $0.8 million.

Other Income/(expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other. Other expenses decreased from $5.5 million for the three months ended September 30, 2008 to $1.7 million for the three months ended September 30, 2009 as a result of a decrease in net foreign exchange losses by $4.6 million attributable to movement of the Indian rupee against the U.S. dollar and the U.K. pound sterling relative to our foreign exchange hedged position, partially offset by lower interest income of $0.9 million.

Provision for Income Taxes. Provision for income taxes decreased from a benefit of $0.6 million for the three months ended September 30, 2008 to a benefit of $0.5 million for the three months ended September 30, 2009. The effective rate of taxes has decreased significantly from a benefit of 274.1% for the three months ended September 30, 2008 to a benefit of 15.7% for the three months ended September 30, 2009. See Note 12 on Income Taxes to Notes to Unaudited Consolidated Financial Statements contained herein for further details.

Income/(loss) from Continuing Operations. Income from continuing operations increased from $0.4 million for the three months ended September 30, 2008 to $4.0 million for the three months ended September 30, 2009, primarily due to a decrease in other expenses. As a percentage of revenues, income from continuing operations increased from 0.8% for the three months ended September 30, 2008 to 8.3% for the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues. Revenues decreased 4.7% from $138.0 million for the nine months ended September 30, 2008 to $131.6 million for the nine months ended September 30, 2009. Revenues from outsourcing services increased during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as a result of revenues from new clients, volume increases within existing processes and the addition of 67 new processes aggregating to $9.2 million, fully offset by a $9.2 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling. Revenues from new clients for outsourcing services were $2.1 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Revenues from transformation services decreased by $6.4 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as a result of a $1.4 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling and lower revenues due to reduced client spending on discretionary projects. Revenues from new clients for transformation services were $1.0 million and $2.4 million during the nine months ended September 30, 2009 and 2008, respectively.

Cost of Revenues. Cost of revenues decreased 9.1% from $86.9 million for the nine months ended September 30, 2008 to $79.0 million for the nine months ended September 30, 2009. Salaries and personnel expenses decreased from $61.4 million for the nine months ended September 30, 2008 to $55.0 million for the nine months ended September 30, 2009, primarily due to the depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in compensation expenses of $7.1 million, partially offset by an increase in cost of $1.1 million related to our new operations center in Olomouc, the Czech Republic. Other operating costs decreased from $25.5 million for the nine months ended September 30, 2008 to $24.0 million for the nine months ended September 30, 2009, primarily due to depreciation of the Indian rupee against the U.S. dollar. As a percentage of revenues, cost of revenues decreased from 63.0% for the nine months ended September 30, 2008 to 60.0% for the nine months ended September 30, 2009.

Gross Profit. Gross profit increased 2.8% from $51.1 million for the nine months ended September 30, 2008 to $52.6 million for the nine months ended September 30, 2009. The increase in gross profit was primarily due to a decrease in cost of revenues of $7.9 million, offset by a decrease in revenues of $6.5 million. Gross profit as a percentage of revenues increased from 37.0% for the nine months ended September 30, 2008 to 40.0% for the nine months ended September 30, 2009, primarily due to an improvement of 270 basis points as a result of a reduction in our salaries and personnel expenses as described above.

SG&A Expenses. SG&A expenses decreased 1.2% from $32.6 million for the nine months ended September 30, 2008 to $32.2 million for the nine months ended September 30, 2009. The decrease in SG&A expenses is primarily due to the depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in costs of $1.6 million and a decrease in other operating expenses and professional fees expenses of $1.0 million, offset by an increase in salaries and personnel expenses of $2.1 million. As a percentage of revenues, SG&A expenses increased from 23.6% for the nine months ended September 30, 2008 to 24.5% for the nine months ended September 30, 2009.

Depreciation and Amortization. Depreciation and amortization decreased 2.0% from $8.3 million for the nine months ended September 30, 2008 to $8.1 million for the nine months ended September 30, 2009, primarily due to the depreciation of the Indian rupee against the U.S. dollar resulting in a decrease in costs of $1.1 million, partially offset by an increase in costs due to accelerated depreciation in one of our operations center of $0.3 million and expansion of our infrastructure including our new facilities in Pasay City, Philippines, Olomouc, the Czech Republic and Pune, India of $0.6 million. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

Income from Operations. Income from operations increased 19.5% from $10.3 million for the nine months ended September 30, 2008 to $12.3 million for the nine months ended September 30, 2009. As a percentage of revenues, income from operations increased from 7.4% for the nine months ended September 30, 2008 to 9.3% for the nine months ended September 30, 2009. The increase in income from operations was primarily the result of an increase in gross profit of $1.5 million and a decrease in operating expenses of $0.5 million, primarily due to the depreciation of the Indian rupee against the U.S. dollar.

Other Income/(expenses). Other income/(expenses) is comprised of foreign exchange gains and losses, interest income, interest expense and other. Other expenses increased from $3.5 million for the nine months ended September 30, 2008 to $4.3 million for the nine months ended September 30, 2009 as a result of a lower interest income by $1.5 million, partially offset by a decrease in net foreign exchange losses by $0.8 million attributable to movement of the Indian rupee against the U.S. dollar and the U.K. pound sterling relative to our hedged position.

Provision for Income Taxes. Provision for income taxes decreased from a benefit of $1.0 million for the nine months ended September 30, 2008 to a benefit of $0.2 million for the nine months ended September 30, 2009. The effective rate of taxes has decreased from a benefit of 14.7% for the nine months ended September 30, 2008 to a benefit of 2.7% for the nine months ended September 30, 2009. See Note 12 on Income Taxes to the Notes to Unaudited Consolidated Financial Statements contained herein for further details.

Income/(loss) from Continuing Operations. Income from continuing operations increased from $7.7 million for the nine months ended September 30, 2008 to $8.3 million for the nine months ended September 30, 2009, primarily due to higher income from operations, partially offset by increase in other income/(expenses). As a percentage of revenues, income from continuing operations increased from 5.6% for the nine months ended September 30, 2008 to 6.3% for the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, we had $118.3 million in cash, cash equivalents and short-term investments.

Cash flows provided by operating activities increased from $14.4 million in the nine months ended September 30, 2008 to $16.3 million in the nine months ended September 30, 2009. Generally, factors that affect our earnings—for example, pricing, volume of services, costs and productivity—affect our cash flows provided by or used for operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The increase in cash flows provided by operations for the nine months ended September 30, 2009 is predominantly due to changes in working capital by $13.5 million, partially offset by the decrease in net income adjusted for non-cash items by $11.6 million. Changes in working capital for the nine months ended September 30, 2009 as compared to an increase of $4.1 million for the nine months ended September 30, 2008 are primarily due to a reduction in accounts receivable of $3.0 million as a result of a reduction in our day sales outstanding. This increase is offset by the decrease in accrued employee costs and other accrued expenses by $5.1 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Cash flows used for investing activities decreased from $13.9 million in the nine months ended September 30, 2008 to $11.9 million in the nine months ended September 30, 2009. The decrease is primarily the result of lower capital expenditures of $3.6 million, offset by the impact of business acquisitions during the nine months ended September 30, 2009 (reflecting our purchase of Schneider SRO for approximately $3.5 million (net of cash acquired of $0.9 million)) as compared to the nine months ended September 30, 2008 (during which period we completed acquisitions for $1.9 million).

Cash flows provided by financing activities were insignificant during the nine months ended September 30, 2009 and 2008.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $9.2 million of capital expenditures in the nine months ended September 30, 2009. We expect to incur capital expenditures of approximately $3.0 million to $5.0 million in the remainder of calendar year 2009 primarily to meet the growth requirements of our clients, including additions to our existing facilities and setting up a new operations center in Cluj, Romania as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts. In addition, we may repurchase shares of our common stock from time to time until November 2009. Through September 30, 2009, we had repurchased an aggregate of approximately $0.4 million under our previously announced program to repurchase up to $10.0 million of our common stock.

In addition, in connection with the tax assessment orders issued against Exl India and Exl Inc. we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. As required by the MAP, we obtained bank guarantees of approximately $2.8 million in April 2009, and might need to obtain additional bank guarantees to stop the collection of the outstanding tax demands by the Indian tax authorities and interest for the assessment orders received by Exl Inc. for the 2003-04, 2004-05 and 2005-06 tax years. If additional assessment orders are received for other years, we may invoke the MAP for such orders and would be required to obtain additional bank guarantees.

We anticipate that we will continue to rely upon cash from operating activities to finance our acquisitions, capital expenditures and working capital needs. Based on economic conditions as of September 30, 2009, we believe that cash flow from operations will be sufficient to meet our ongoing capital expenditure, working capital and other cash needs in the near term. If we have significant growth through acquisitions, we may need to obtain additional financing.

On July 3, 2009, we acquired a 100% stake in Schneider SRO, which is located in Olomouc, the Czech Republic, for cash consideration of approximately $3.5 million (net of cash acquired of $0.9 million), which was funded through our internal cash accruals. We are also in the process of setting up a new operations center in Cluj, Romania, through our internal cash accruals.

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2009:

	Payments Due by Period (in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 Years	Total
Capital leases	$0.1	$0.1	$—	$—	$0.2
Operating leases	2.9	3.8	1.0	—	7.7
Purchase obligations	1.9	—	—	—	1.9
Other obligations(a)	0.5	0.8	0.8	0.8	2.9

Total contractual cash obligations	$5.4	$4.7	$1.8	$0.8	$12.7

(a)	Represents estimated payments under the Company’s Gratuity Plan.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was principally codified into Accounting Standards Codification (“ASC”) 105 “Generally Accepted Accounting Standards.” This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. As ASC 105 was not intended to change existing accounting guidance, its adoption did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance for business combinations. The new accounting guidance changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. We acquired a 100% stake in Schneider Logistics SRO on July 3, 2009. The acquisition was accounted for in accordance with this new accounting guidance. See Note 5 on Business Combinations, Goodwill and Intangible Assets to the Notes to Unaudited Consolidated Financial Statements contained herein for further details.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the United States or elsewhere to offshore outsourcing

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the currencies in which we receive our revenues and the currencies in which we incur our costs;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	our ability to successfully consummate or integrate strategic acquisitions; and

•	adverse outcome of our disputes with the Indian tax authorities.

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

During the three months ended September 30, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2009, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 on Commitments and Contingencies in the Notes to Unaudited Consolidated Financial Statements contained herein for the information regarding our ongoing legal proceedings.

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

None

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

EXLSERVICE HOLDINGS, INC.

Date: November 9, 2009	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)