Form 10-K
period 2009-12-31
ExlService Holdings, Inc.
filed 2010-03-16
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-33089

EXLSERVICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	82-0572194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 PARK AVENUE, NEW YORK, NEW YORK	10017
(Address of principal executive offices)	(Zip code)

(212) 277-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of common stock held by non-affiliates was approximately $161,981,863.

As of February 26, 2010, there were 29,075,998 shares of the registrant’s common stock outstanding (excluding 247,030 shares held in treasury and 341,703 shares of restricted stock), par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2009.

PART I.

ITEM 1.	Business

We are a leading provider of outsourcing and transformation services focused on providing a competitive edge to our clients. Our outsourcing services provide integrated front-, middle- and back-office process outsourcing services for our primarily U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation service offerings that include decision analytics, risk and financial management and operations and process excellence. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. We serve primarily the needs of Global 1000 companies in the insurance, utilities, banking and financial services and transportation and logistics sectors.

Our services for each of the sectors include:

We combine in-depth knowledge of the industry sectors on which we are focused with proven expertise in transferring business operations to our offshore delivery centers and administering and managing them. We have successfully transferred more than 520 processes covering a broad array of products and services to our operations centers, including approximately 120 new processes that were transferred to us for clients in 2009.

Our largest clients in 2009 were Centrica plc (Centrica) and The Travelers Indemnity Company (Travelers). Other clients include over twenty of the leading U.S. insurance companies, a leading global credit card issuer and a Fortune 500 transportation services provider. Our operations centers are located in India, the Philippines and the Czech Republic and we are in the process of establishing a new operations center in Romania. Our geographical footprint enables us to leverage the large pool of highly qualified and educated technical professionals who are able to handle complex processes and services that require functional skills and industry expertise. While a majority of our professionals provide services in the English language, our operations in the Czech Republic have provided us with, and our operations center in Romania will provide us with, multi-lingual delivery capabilities. We believe we can offer consistent high quality services at substantially lower costs than those available from U.S.- or U.K.-based in-house facilities or U.S.- or U.K.-based outsourcing providers. As of December 31, 2009, we had a headcount of approximately 10,700 individuals (including personnel managed under structured client service agreements), a substantial portion of whom are based in India. Our operations platforms are supported by a state-of-the-art infrastructure that can be expanded to meet each client’s needs. We market our services directly through our sales and marketing and strategic account management teams, which operate out of the United States and the United Kingdom, and our business development support team, which operates out of India. Our senior managers have extensive experience in the industry sectors on which we are focused and are well versed in the business practices of leading multinational corporations.

We believe our reputation for operational excellence is widely recognized by our clients and is an important competitive advantage. We use Six Sigma, a data-driven methodology for eliminating defects in any process, to identify process inefficiencies and improve productivity in client and support processes. We deliver continued process enhancements by soliciting and implementing process improvements from employees and through our proprietary software tools. As a part of our commitment to quality, we are certified to the ISO 9001:2000 standard for our quality management system. We are also certified to the ISO 27001:2005 standard for our information security management system. This standard requires policies and processes to be deployed to ensure adequate information security controls in the organization. Additionally we are also certified to the OHSAS 18001:2007 standard, which relates to our occupational health and safety management processes. We have also received an unqualified SAS 70 Type II opinion from Ernst & Young LLP, our independent registered public accounting firm, attesting to the effectiveness of our general control environment.

Services

Outsourcing Services

Our outsourcing services are structured around industry-focused business process outsourcing (BPO) services, such as insurance, utilities, banking and financial services and transportation and logistics, as well as cross-industry BPO services, such as finance and accounting services, collection services and customer services.

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

Utilities. We provide end-to-end back-office processing for customer operations, including metering-related services and billing, value recovery operations, customer transfers and address changes, sales support, account reconciliation and collections. A large part of these services involves complex processing of transactions that cannot be managed by customary tools or methodologies.

Banking and Financial Services. We have significant expertise in servicing and processing various banking products, including residential mortgage lending, consumer finance, retail banking, credit cards, transaction services and other banking services. Our activities include customer service, transaction processing, underwriting support, documentation management, loss mitigation, administering reverse mortgage products and collateral monitoring.

Transportation and Logistics. We have developed and acquired expertise in processing transactions in the areas of end-to-end supply chain management, warehousing, transloading, transportation management and international logistics services. Our activities include freight bill audit, bill corrections, reference audit, bill entry, cargo claims and payment processing.

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

Collections and Credit Operations. We use our proprietary skip-tracing tool to access location information instantly through multiple websites in order to trace people who have moved or absconded without notice to avoid paying debts. We have experience with a wide range of collection processes, including credit card receivables, large mortgage loan payments and business-to-business insurance premium collections, as well as extensive dialer management experience, both on our proprietary systems and client systems.

Customer Services. We provide a large array of customer management services, including e-mail management, customer service and web- and voice-based customer interaction functions.

Across the BPO services described above, we have successfully transferred and managed more than 520 processes, including the following:

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

•   Administration of Current Policies

Title and address changes, beneficiary and owner changes, certificate reissuance, endorsement, policy transfers, quotes and reinstatements, loans, exchanges, policy term conversions, withdrawals, dividends, surrenders, maturities, direct debit instructions, customer service, billing, policy value, interest rates

•   Claims Processing

First notification of loss, initial reporting of claims and account initiation, data capture, customer service, technical claims, documentation, claims based on third party fault, total loss, scheduling on-site engineers’ inspection visits, claims coverage, claims adjudication, utility review, auto liability adjudication, subrogation

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

•   Fixed Annuities

Change of address, beneficiary changes, withdrawals, surrender requests, exchanges, rollovers, transfers, suspensions, tax information, document verification, billing, policy value, policy coverage, interest rates

• Supplier Payments Invoice validation, claim validation and settlement, payment processing, supplier inquiries

Life, Health and Annuity	Property and Casualty Insurance
• Policy Research and Manual Calculation Research of policy history, manual calculation of policy values and correction of records, calculation of tax gain and details for IRS filing	• Appointment Scheduling Scheduling appointments between auditors and insureds

• Motor Club Services Initial reporting of vehicle emergency and emergency road side services

Medical Insurance

Validation of permanent partial disability claims, collection of medical records, processing of Medicare set-aside packages and adjudication of claims

Utilities, Banking and Financial Services, Transportation and Logistics and Other Processes

Utilities	Retail Banking and Credit Cards	Mortgage Lending

•    Account maintenance

•    Credit operations

•    Customer transfers

•    Customer address changes

•    Debt collections

•    Device management

•    Disputed readings

•    Energy payment systems

•    Metering and billing

•    Sales support and acquisitions

•    Withdrawals

•    Imbalance

•    Settlement operations

• Collections • Customer service • E-mail response • Query resolution • Portfolio reconciliation and reporting

•    Broker license verification

•    Broker due diligence

•    Document management

•    Loan underwriting support

•    Loan verification

•    Property tax servicing

•    New loan set-up

•    Post-close processes

•    Rate modification

•    Mortgage customer service

•    Seller/broker queries

•    Trailing documentation

•    Wire approvals

Consumer Finance	Finance and Accounting	Collections and Credit
• Balance disputes • Billing • Consumer finance processing including verification, tracking and recording • Collections	• Accounts payable management • Booked vs. billed reconciliation • Cash reconciliation • Centralized payments	• Automated dialing systems • Collections from individuals • Collections from businesses • Pre and post charge-off collection

Consumer Finance	Finance and Accounting	Collections and Credit
• Credit approvals • Inbound customer service • Order status • Loan payoff • Telemarketing

•   Check reconciliation

•   Collections reconciliation

•   Credit control

•   Cash management

•   Financial closing and month-end reporting

•   Manual intervention

•   Meta-tagging and account taxonomy

•   Procurement

•   Travel and expense reporting

•   Validation and payment

• Tracking debtors

Transportation and Logistics
• Bill correction • Bill entry • Cargo claims • Freight bill audit • Payment processing • Reference audit

Customer Service Processes

•   Voice, e-mail and blended processes

•   Customer service, including changes in delivery date and desktop configuration, returns, billing issues, pre-sales information, concessions and discount vouchers for loyal customers, catalogue requests

• Fulfilling orders, including e-mail queries and online orders

Transformation Services

In addition to our outsourcing services, we offer a number of service offerings that we refer to collectively as transformation services. These offerings include decision analytics services, risk and financial management services and operations and process excellence services.

These transformation services focus on helping our clients by improving their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improving the risk and control environment within our clients’ operations whether or not they are outsourced to us. Our transformation services have enabled us to expand our client base by providing complementary service offerings to our clients and also to migrate clients into our longer-term BPO services. We also provide annuity-based transformation services, which are engagements that are contracted for one to three year terms. We actively cross-sell and, where appropriate, integrate our transformation services with our BPO services as part of an integrated solution for our clients. Our transformation services team is comprised of approximately 500 professionals who provide services at our clients’ locations or from our offshore delivery centers.

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

Our decision analytics services include analytical consulting, management consulting and analytical services. Analytical consulting and management consulting services include advising our clients on customer acquisition and retention, credit risk, customer data integration and fraud detection, marketing strategy, product and service strategy, volume forecasting, global resource optimization and scheduling. Analytical services include lead generation and marketing campaign management, collections services, primary/secondary research, data management and analysis. Our offerings emphasize our expertise within our industry focus areas including the financial services and insurance industries, complemented by quantitative modeling and business intelligence techniques as well as knowledge of relevant technology platforms.

We deliver these services through a team of industry specialists and graduates with mathematical, statistical, engineering, economics, business or accounting backgrounds. Most of our decision analytics team members have received post-graduate degrees in business or other quantitative or financial disciplines.

Risk and Financial Management

We offer governance, risk and compliance services as well as accounting and financial reporting services. Many of our professionals who provide these services are certified accountants, internal auditors and process and technology experts. Our governance, risk and compliance services include both compliance support and risk management and advisory services. Compliance support services include implementation and controls testing services that assist our clients with their efforts to comply with laws and regulations, such as the Sarbanes-Oxley Act of 2002, the Health Insurance Portability and Accountability Act, the EU’s Data Protection Directive, and industry standards such as the Payment Card Industry Data Security Standard. Risk management and advisory services include supporting our clients’ internal audit departments as well as evaluating our clients’ enterprise resource planning and operational risk management control environment. We have also recently started to provide services designed to manage the cost of compliance and improve the efficiency and effectiveness of our clients’ compliance and other risk management processes.

Our accounting and financial reporting services include transaction assurance, general accounting, financial reporting and finance and accounting process optimization services. Our transaction assurance services include account reconciliation, transaction data analysis and due diligence services for corporate transactions. In addition to providing general accounting services, we also provide financial statement analysis and preparation assistance for regulatory reports and filings. As part of our finance and accounting process optimization services, we evaluate the effectiveness of our clients’ finance and accounting processes through various diagnostic methods.

Operations and Process Excellence Management

We assist clients in understanding, controlling and improving their business processes in a number of different industries with a view to improving the effectiveness and decreasing the cost of such processes. Our services identify business processes that can be improved by documenting processes, creating standard operating procedures, defining metrics and evaluation criteria as well as creating customized dashboards and reporting using our proprietary methodology. By diagnosing existing processes, we are able to assist our clients in improving their processes through modifying the processes by eliminating or automating certain activities. We are also able to assist our clients by transforming their business process using Six Sigma and Lean Six Sigma methodologies. Our professionals can advise on and subsequently manage and validate the effectiveness of enterprise-wide cost reduction or other projects.

Geographic and Segment Information

Please see the disclosures in notes 4 and 15 to our consolidated financial statements for segment and geographic information regarding our business.

Business Strategy

Our goal is to continue to be a leading provider of outsourcing and transformation services in the industry sectors on which we are focused. Specific elements of our growth strategy include:

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

Offering a Broad Range of Outsourcing and Transformation Services

In servicing our clients, we seek to differentiate ourselves by emphasizing the broad range of outsourcing and transformation services that we provide, including BPO, decision analytics, risk and financial management and operations and process excellence. We believe that clients are increasingly viewing their service providers as long-term partners that provide a full range of service offerings. Our evolving ability to provide services in complementary areas (such as decision analytics and risk and financial management services) will maximize opportunities for closely integrating our range of services with our clients’ business needs and assisting our clients in transforming their outsourced processes to establish their industry leadership. We also intend to continue to develop additional advisory and related transformation services in order to expand our client base further, migrate clients into our longer-term BPO service offerings and provide our clients with integrated outsourcing and transformation services.

Expanding Our Client Base

We intend to develop long-term relationships that present recurring revenue opportunities with new clients by leveraging our industry experience and expanding our marketing activities in a manner designed to strengthen, encourage and accelerate long-term relationship building. We continue to target Global 1000 companies that have the most complex and diverse processes and accordingly stand to benefit significantly from the use of BPO. In developing these relationships, our primary focus will be to continue to provide complex and integrated BPO services to clients in the United States and United Kingdom, which together represent a substantial majority of the total BPO market. We believe that our geographically distributed network of operations centers will enable us to expand our client base and range of services. In developing new client relationships, we continue to be highly selective and seek industry-leading clients who are committed to long-term and strategic relationships with us.

Extending Our Industry Expertise

We have developed expertise in transferring and servicing more than 520 BPO processes to our operations centers, including more than 325 processes in the insurance industry. This expertise continues to distinguish us from other offshore providers of BPO services and has established our reputation as a leading provider of BPO services. We intend to continue to strengthen our processing capabilities by focusing on the more complex and value-enhancing services that are common to these sectors. We have recently started performing services for the transportation sector, which yield many processes that fit our expertise. We intend to selectively identify industries in which we can develop domain expertise and provide a range of outsourcing and transformation services.

Continuing to Focus on Complex Processes

We intend to continue to leverage our industry expertise to provide increasingly more complex services for our clients. As a result of our established and developing industry expertise and knowledge of our clients’ businesses and processes, our employees are able to handle processes that are non-routine and that cannot be readily automated or transferred to other parties. Examples of our newest outsourcing processes include auditing of insurance premiums, providing support for clients who are underwriting business insurance, analyzing invoices based on loss experience history, reviewing gas metering arrangements, verifying and settling cargo loss claims and calculating and recovering overpayments. Recent transformation services include the development and usage of tools to reconcile financial records and minimize sources of revenue leakage and the creation of methodologies to use risk-based analysis to maximize the effectiveness of marketing opportunities and campaigns.

Continuing to Invest in Operational Infrastructure

We intend to continue to invest in infrastructure, including human resources, process optimization and delivery platforms, to meet our growing client requirements. We intend to also continue to invest in developing and refining methodologies, analytical models, technology and tools. We intend to further refine and supplement the innovative methods we use to recruit, train and retain our skilled employees. We intend to continue to focus on recruiting highly qualified employees and to develop our employees’ leadership skills through specialized programs, rigorous promotion standards, industry-specific training and competitive compensation packages that include incentive-based compensation. We also intend to continue our focus on process excellence by building on our extensive use of Six Sigma and similar methodologies to identify and eliminate inefficiencies, focusing on initiatives to solicit and implement process improvements from employees at all levels and continuing to develop proprietary tools to identify and deliver continued process enhancements. We also intend to invest in acquiring technology solutions that will enable greater processing capability or efficiency for our clients. We believe that doing so will enable us to increase the volume of business from our clients and provide value-added services. We intend to continue to invest in our operational infrastructure and operations centers in response to our growing client requirements and capability enhancements. During 2009, our operations center in Pune, India became operational and we commenced operations in the Czech Republic. We are also in the process of establishing new operations centers in Cluj, Romania and Noida and Jaipur, India.

Pursuing Strategic Relationships and Acquisitions

We intend to continue to selectively consider strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services or complement our business strategy. We also intend to selectively consider acquisitions or investments that will expand the scope of our existing services, add new clients or allow us to enter new geographic markets. During 2009, we completed the acquisition of the back office operations of Schneider Logistics Europe S.R.O (Schneider S.R.O) in the Czech Republic and announced the entry into an asset purchase agreement to acquire the American Express Global Travel Services Center located in Gurgaon, India in 2009, which acquisition was completed on March 1, 2010.

Other Information

ExlService Holdings, Inc. was incorporated in Delaware on October 29, 2002.

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act. You may read and copy this information at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the EDGAR System.

Certain U.S. dollar amounts in this Annual Report on Form 10-K have been converted from Indian rupees at a rate of 46.53 Indian rupees to $1.00 and from U.K. pound sterling at a rate of U.K. pound sterling 1.00 to $1.61, the exchange rates in effect as on December 31, 2009, unless otherwise specified.

The Company also maintains a website at http://www.exlservice.com. The Company makes available, free of charge, on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

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

Companies have historically also used outsourcing to drive revenue growth by expanding service offerings that otherwise would be too costly to administer or through enhanced receivable collections that would not be cost-efficient to pursue using internal staff. We believe the demand for BPO services will be primarily led by industries that are transaction-driven and that require significant customer interactions, such as insurance, utilities, banking and financial services and transportation. The high cost of servicing a large number of small customer accounts makes outsourcing a compelling strategic alternative for these industries.

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

Sales and Marketing and Strategic Account Management

We market our services to new clients directly through our sales and marketing team and to our existing strategic clients through our strategic account management team. Our sales and marketing team and our strategic account management team operate out of the United States and United Kingdom and work closely with our business development team, which operates out of Noida, India.

Our sales and marketing and business development teams are responsible for new client acquisitions, public relations and participation in industry forums and conferences in the United States, the United Kingdom and India. Our sales and marketing and business development teams identify prospective clients based on selective criteria that apply our industry expertise to the prospective client’s business lines, goals and operating constraints, and qualify the long-term relationship potential with the client. Our client relationships typically evolve from a single, discrete process into a series of additional complex, integrated processes across multiple business lines.

Our strategic account management team is responsible for serving as the primary relationship liaison for certain client relationships identified as strategic accounts and working with these clients to deploy our full suite of outsourcing and transformation service offerings to help these clients improve their operations. Strategic account management professionals are also responsible for working closely with the operations delivery team to ensure high levels of client satisfaction and are also responsible for business expansion and revenue growth from their strategic accounts.

Our sales and marketing and strategic account management professionals operate collaboratively with our business development professionals based in India, the United States, and the United Kingdom. These professionals focus on identifying, qualifying and initiating discussions with our current and prospective clients, while our business development team prepares responses to requests for proposals, hosts client visits to our facilities and coordinates due diligence on processes to be outsourced to us.

As of December 31, 2009, we had 26 sales and marketing and strategic account management professionals in the United States and the United Kingdom. Each member of these teams has significant experience in offshore outsourcing and has expertise in identifying outsourcing opportunities and process migration. We intend to selectively expand our sales and marketing and strategic account management teams. Our sales and marketing, strategic account management and business development teams work actively with our service delivery team as the sales process moves closer to the client’s decision process to either select or expand their relationship with a service provider. The strategic account manager or sales executive works with the service delivery team to define the scope, services, assumptions and execution strategies for each proposed project and to develop project estimates and pricing and sales proposals. Senior management reviews and approves each proposal. The selling cycle varies depending on the type of service required and generally ranges from six months to eighteen months.

Members of our sales and marketing, strategic account management and business development teams remain actively involved in a project through the execution phase. Supporting each strategic account manager is a corporate sponsor, executive steering committee, operations leadership team and, in some cases, a dedicated human resources and infrastructure team.

Clients

We currently have approximately 80 clients. Our largest clients in 2009 were Centrica and Travelers, which together accounted for approximately 33.7% of our total revenues in 2009. Other clients include over twenty of the leading U.S. insurance carriers, a leading global credit card issuer and a Fortune 500 transportation services provider. While we are developing relationships with new clients and expect to continue to diversify our client base, we believe that the loss of either of our two largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors—Risks Related to Our Business—We have a limited number of clients and provide services to few industries. In 2009, approximately 33.7% of our total revenues came from two clients.”

Our long-term relationships with our clients typically evolve from providing a single, discrete process into providing a series of complex, integrated processes across multiple business lines. For outsourcing services, we enter into long-term agreements with our clients with initial terms of between typically three and eight years. Agreements for transformation services generally have shorter initial terms. Each agreement is individually negotiated with the client.

We provide services to Centrica under an agreement that expires in April 2012. Centrica will have the option to extend the contract for two annual extension periods. This contract can be terminated by Centrica without cause upon three months prior notice and payment of a breakup fee. See “Item 1A. Risk Factors—Risks Related to Our Business—Our client contracts contain certain termination provisions that could have an adverse effect on our business, results of operations and financial condition.”

We provide services to Travelers under a services agreement and work assignments and orders generated thereunder. Although the services agreement does not have a fixed term, the work assignments and work orders expire in December 2013 and renew every year thereafter unless either party elects not to renew within a specified period before the next renewal date. Travelers may terminate the services agreement, or any work assignment or work order, without cause upon 60 days prior notice.

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

We compete primarily against:

•	BPO service companies based in offshore locations, particularly India, such as Genpact Limited (Genpact) and WNS (Holdings) Limited (WNS);

•

the BPO divisions of large information technology, or IT, service companies and global BPO services companies located in the United States, such as Accenture, Cognizant Technology Solutions and International Business Machines;

•

the BPO divisions of IT service companies located in India such as Infosys BPO (owned by Infosys Technologies Limited), Tata Consultancy Services Limited and Wipro BPO (owned by Wipro Technologies Limited); and

•	leading accounting and management consulting firms.

We compete against these entities by establishing ourselves as a service provider with deep industry expertise, superior operational capabilities and process expertise, and unique transformation service capabilities, which enables us to respond rapidly to market trends and the evolving needs of our clients in this sector. See “—Business Strategy—Offering a Broad Range of Outsourcing and Transformation Services”,“—Extending Our Industry Expertise” and “—Continuing to Focus on Complex Processes.”

We expect that competition may increase. A significant part of our competitive advantage has historically been a wage cost advantage relative to companies in the United States and Europe and the ability to attract and retain highly experienced and skilled employees. We believe, however, that as a result of rising wage costs in India and other locations of our operations centers and the infrastructure improvements that are taking place in other emerging markets around the world, our ability to compete effectively will increasingly depend on our ability to provide high quality, on-time, complex services that require expertise in certain technical areas and to expand geographically.

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

Our principal intellectual property consists of proprietary software and the know-how of our management. We have received approvals for several trademark applications, including applications for our logo and mark, with the U.S. Patent and Trademark Office and the U.K. Trademark Office. In addition, we have filed trademark applications for the EXL and INDUCTIS marks in India. We have four unregistered trademarks that are publicly used: MOST, EXL Collections System (ECS), ProMPT and MICROANALYTIX. MOST is a proprietary opportunity identification and migration methodology for processes that we have used in connection with a substantial majority of our process migrations. Our proprietary software includes our collections software called ECS, an automated web-enabled reconciliation software called E-Track, a software to generate customer lists called MICROANALYTIX and our web based process management and performance tracking service called ProMPT. ProMPT uses advanced analytics and assists our managers in process management and performance evaluation, including tracking individual performance of agents, team leaders and other employees. We consider our business processes and implementation methodologies to be confidential, proprietary information and to include trade secrets that are important to our business. Clients and business partners sign a nondisclosure agreement requiring confidential treatment of our information. Our employees are also required to sign confidentiality agreements as a condition to their employment.

Technology

We have a well-developed international telecommunications capacity to support our business operations. We use an international wide area network from India, the Philippines and the Czech Republic to connect to our points of presence in the United States and the United Kingdom. Our networking and telecommunications hubs are situated in Sunnyvale, California, and New York, New York, providing technology interface locations on the east and west coasts of the United States. Our business continuity management plan includes plans to eliminate certain risks inherent in critical applications by building redundancies and resilience into the connectivity and telecommunications infrastructure, network, systems, power availability, transportation, physical security, and trained manpower availability, as well as utilizing distributed computing.

To increase stable data and telecommunications capacity, we lease bandwidth from a number of different providers globally, including AT&T, VSNL, Cable & Wireless and British Telecom. Currently, we have a bandwidth of over 140 megabits-per-second, or Mbps, in the United States and over 90 Mbps in the United Kingdom, which we believe is adequate for our business. We have implemented multiprotocol label switching connectivity across all processing centers and technology hubs, which should allow seamless transition from one center to the other in case of an outage.

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

•	information systems teams formed for each client for the development, implementation and coordination of policies and procedures specific to that client’s processes; and

•	periodic internal and external audits and vulnerability assessments of both our information security management system and implemented controls.

Process Compliance and Management

We have an independent quality compliance team to monitor, analyze, provide feedback on and report process performance and compliance. In addition, we have a customer experience team to assess and improve end customer experience for all processes. Currently, we have over 280 quality compliance analysts and customer experience analysts.

We report process performance on ProMPT a web-based service accessible by both our clients and us that includes process control capabilities such as digital dashboards for evaluating process management and performance at any level within an organization, including tracking the individual performance of agents, team leaders and other employees. ProMPT includes advanced analytics capacity to provide Six Sigma-based process analysis, including trend analysis, distribution analysis and cause-and-effect analysis and tracking.

Employees

As of December 31, 2009, we had a headcount of approximately 10,700 individuals (including personnel managed under structured client service agreements), the substantial portion of whom are based in India. We have approximately 125 employees in the United States and United Kingdom, approximately 800 employees in the Philippines and an aggregate of approximately 250 employees in the Czech Republic and Romania. Our employees are not unionized. We have never experienced any work stoppages and believe that our employee relations are good.

Hiring and Recruiting

Our employees are critical to the success of our business. Accordingly, we focus heavily on recruiting, training and retaining our professionals.

We have developed effective strategies that enable an efficient recruitment process. We have approximately 30 employees dedicated to recruitment. Some of the strategies we have adopted to increase efficiency in our hiring practices include online voice assessment and a centralized hiring center. Our hiring policies focus on identifying high quality employees who demonstrate a high propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and interviews before we extend offers for employment. We also conduct extensive background checks on candidates, including criminal background checks as required by clients or on a sample basis. In addition, we perform random drug testing on the workforce on a regular basis. In 2009, we received more than 30,000 applications for employment and hired approximately 4,000 new professionals. We also have an employee referral program that provides us with a cost effective way of accessing qualified potential employees.

We offer our professionals competitive compensation packages that include significant incentive-based compensation and offer a variety of benefits, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within our operations centers. Our turnover rate for billable employees—employees who execute business processes for our clients following the completion of our six-month probationary period—has come down significantly from approximately 34.0% for the year ended December 31, 2008 to approximately 22.6% for the year ended December 31, 2009. However, as competition in our industry increases, our turnover rate could increase. See “Item 1A. Risk Factors—Risks Related to Our Business—We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”

Training and Development

We dedicate significant resources to the training and development of our professionals. At December 31, 2009, we had over 160 full-time certified trainers. Our trainers work with professionals in our recruitment, operations and quality control teams to create an end-to-end process for value addition, skill evaluation, skill enhancement and certification. We also use training to provide continuity by linking skill assessment at the point of recruitment to subsequent assessment and on-the-job training.

We customize our training design to country, client, industry and service, closely collaborating with the client throughout the training process. Approximately 900 employees received training on the insurance industry and processes at an insurance academy established by us in 2009. Training for new employees includes culture, voice and accent training. We also have ongoing training that includes refresher training programs and personality development programs. In addition, we develop our employees’ leadership skills through leadership development programs, other talent identification and performance management mechanisms and significant monetary and non-monetary incentives. We have also developed career development programs for our middle and junior management employees that help them define and identify their career paths within the company. In 2009, over 400 managers and assistant vice presidents participated in over 9,500 hours of training.

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

We are one of the few service providers that can provide third-party administrator insurance services from India in 45 states of the United States and from the Philippines in 14 states of the United States, having been licensed or exempted from, or not subject to, licensing in each of those states, which may help make us an attractive service provider to future clients.

Our debt collection services may be subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities within a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services from India in all but two states in the United States and from the Philippines in 35 states of the United States that have non-exempt requirements and have separate conditional exemptions with respect to our ongoing collection obligations.

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

Regulation of our business by the Indian government affects our business in several ways. We benefit from certain tax incentives promulgated by the Indian government, including a tax holiday from Indian corporate income taxes for the operation of most of our Indian operations centers. The tax benefit for some of the operations centers will expire in March 2010. See “Item 1A. Risk Factors—Risks Related to the International Nature of our Business—Our financial condition could be negatively affected if foreign governments reduce or withdraw tax benefits and other incentives currently provided to companies within our industry, or if the same are not available for other reasons.” Our subsidiaries in India are also subject to certain currency transfer restrictions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange” and “—Income Taxes.”

ITEM 1A.	Risk Factors

Risks Related To Our Business

We have a limited number of clients and provide services to few industries. In 2009, approximately 33.7% of our total revenues came from two clients.

We have derived and believe that we will continue to derive a substantial portion of our total revenues from a limited number of large clients. In 2009, our two largest clients, Centrica and Travelers, accounted for approximately 33.7% of our total revenues. We generated 20.5% of our total revenues in 2009 from Centrica and 13.2% of our total revenues in 2009 from Travelers. We provide services to Centrica under an agreement that expires in April 2012. Centrica has the option to extend the contract for two annual extension periods. This contract can be terminated by Centrica without cause upon three months prior notice and payment of a breakup fee. We provide services to Travelers under a services agreement and work assignments and orders generated thereunder. Although the services agreement does not have a fixed term, the work assignments and work orders expire in December 2013 and renew every year thereafter unless either party elects not to renew within a specified period before the next renewal date. Travelers may terminate the services agreement, or any work assignment or work order, without cause upon 60 days prior notice. We expect that a significant portion of our total revenues will continue to be contributed by a limited number of large clients in the near future. The loss or financial difficulties of either of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flows.

The impact of the ongoing global economic downturn could negatively affect our business in multiple ways.

The ongoing global economic downturn has adversely impacted companies in the industries to which we provide services including the banking, financial services and insurance industries. A substantial portion of our clients are concentrated in the insurance and utilities industry. In 2009, 78.8% of our total revenues were derived from clients in those industries, including 54.6% of our total revenues that were derived from clients in the insurance industry. Our business largely depends on continued demand for our services from clients and potential clients in these industries. Adverse developments in these industries could further unfavorably affect our business. Other developments, such as consolidations, restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services in these industries to decline.

We currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the United States. Since the end of 2008, the United States economy has been in a recession and undergoing a period of substantial economic uncertainty, resulting in credit market dislocations, declining business and consumer confidence and increased unemployment. A continuing deterioration in economic activity in the United States could adversely affect demand for our services, thus reducing our revenues.

In addition, the decrease in the general level of economic activity, such as decreases in business and consumer spending, could result in a decrease in demand for our services, particularly our transformation services, thus reducing our revenue. The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in global markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our clients. If these market conditions continue, they may limit our ability to access financing or increase our cost of financing to meet liquidity needs, and affect the ability of our customers to use credit to purchase our services or to make timely payments to us, resulting in adverse effects on our financial condition and results of operations. If macroeconomic conditions worsen, we may not be able to predict the impact such worsening conditions will have on our targeted industries in general, and our results of operations specifically.

Our industry may not develop in ways that we currently anticipate due to negative public reaction in the United States and elsewhere to offshore outsourcing, recently proposed legislation or otherwise.

We have based our strategy of future growth on certain assumptions regarding our industry and future developments in the market for outsourcing services. For example, we believe that there will continue to be changes in product and service requirements, and investments in the products offered by our clients will continue to increase. However, the trend to outsource business processes may not continue and could reverse. Offshore outsourcing is a politically sensitive topic in the United States and elsewhere, and many organizations and public figures have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States and elsewhere. In addition, there has been limited publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends would harm our ability to compete effectively with competitors that operate out of facilities located in the United States and elsewhere.

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located and that would require notice to individuals whose personal information is disclosed to non-U.S. companies. Because most of our clients are located in the United States, any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could adversely impact our ability to do business with U.S. clients and have a material and adverse effect on our business, results of operations, financial condition and cash flows. In addition, it is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts or financing from outsourcing their services to offshore service providers. Such restrictions could affect our ability to attract or retain clients that have such contracts in the future.

In other countries, such as the United Kingdom, which comprised 33.9% of our total revenues in 2009, there has also been some negative publicity and concern expressed regarding the possible effect of job losses caused by outsourcing. Legislation introduced in the United Kingdom (consolidating past case law) in 2006 provides that if a company transfers or outsources its business or a part of its business to a transferee or a service provider, the employees who were employed in such business are entitled to become employed by the transferee or service provider on the same terms and conditions as they had been employed before the transfer. The dismissal of such employees as a result of such transfer of business is deemed unfair dismissal and entitles the employees to compensation. As a result, we may become liable for redundancy payments to the employees of our clients in the United Kingdom who outsource business to us. We are generally indemnified in our existing contracts with clients in the United Kingdom to the extent we incur losses or additional costs due to the application of this legislation to us, and we intend to obtain indemnification in future contracts with clients. However, if we are unable to obtain indemnification in future contracts with clients, we may be liable under any agreements we enter into in the future with United Kingdom clients. Similar legislations has also been enacted in certain other European jurisdictions.

Our client contracts contain certain termination and other provisions that could have an adverse effect on our business, results of operations and financial condition.

Most of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations could result in a cancellation or non-renewal of a contract or a decrease in business provided to us. We may not be able to replace any client that elects to terminate or not renew its contract with us, which would reduce our revenues. For example, we provide services to Centrica under an agreement that can be terminated by Centrica without cause upon three months prior notice and payment of a breakup fee and we provide services to Travelers under a services agreement that Travelers may terminate without cause upon 60 days prior notice. We generated 20.5% of our total revenues in 2009 from Centrica and 13.2% of our total revenues in 2009 from Travelers. The termination of either of these contracts with or without cause could have a material adverse impact on the predictability of our expected revenue stream.

A limited number of our contracts allow a client, in certain limited circumstances, to request a benchmark study comparing our pricing and performance with that of an agreed list of other service providers for comparable services. Based on the results of the study and depending on the reasons for any unfavorable variance, we may be required to make improvements in the services we provide or reduce the pricing for services on a prospective basis to be performed under the remaining term of the contract or our client could elect to terminate the contract, which could have an adverse effect on our business, results of operations and financial condition. Many of our contracts contain provisions that would require us to pay penalties to our clients and/or provide our clients with the right to terminate the contract if we do not meet pre-agreed service level requirements or if we do not provide certain productivity benefits. Failure to meet these requirements or accurately estimate the productivity benefits could result in the payment of significant penalties by us to our clients which in turn could have a material adverse effect on our business, results of operations and financial condition. Many of our contracts with clients specify that if a change of control of our company occurs during the term of the contract, the client has the right to terminate the contract. These provisions may result in our contracts being terminated if there is such a change in control, resulting in a potential loss of revenues. In addition, these provisions may act as a deterrent to any attempt by a third party to acquire our company.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.

The BPO industry is very labor intensive and our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographic areas in which we operate. The industry, including us, experiences high employee turnover. In 2009, our turnover rate for billable employees was approximately 22.6%. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. Increased competition for these professionals, in the BPO industry or otherwise, could have an adverse effect on us. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to provide BPO services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins, and could lead to a decline in demand for our services. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process. However, high turnover rates do increase our cost of revenues and therefore impact our profit margins due to higher recruitment, training and retention costs as a result of maintaining larger hiring, training and human resources departments and higher operating costs due to having to reallocate certain business processes among our operations centers where we have access to the skilled workforce needed for the business. In 2009, we incurred approximately $1.1 million on recruitment and approximately $0.7 million on training costs due to employee turnover, thereby increasing our costs and reducing our profit margins for that period by $1.8 million.

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

We have a long selling cycle for our BPO services, which requires significant investment of capital, resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our selling cycle, which generally ranges from six to eighteen months, is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes. In addition, we may not be able to successfully conclude a contract after the selling cycle is complete.

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

The initial terms of our BPO client contracts typically range from three to five years. In many of our BPO contracts we commit to long-term pricing with our clients and therefore bear the risk of cost overruns, completion delays, wage inflation and adverse movements in exchange rates in connection with these contracts. If we fail to estimate accurately the resources and time required for a contract, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues and profitability may be negatively affected.

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

In addition, the BPO services we provide to our clients and the revenues and income from those services may decline or vary as the type and quantity of services we provide under those contracts changes over time, including as a result of a shift in the mix of products and services we provide. Furthermore, our clients, some of which have experienced significant and adverse changes in their prospects, substantial price competition and pressures on their profitability, have in the past and may in the future demand price reductions, automate some or all of their processes or change their outsourcing strategy by moving more work in-house or to other providers, any of which could reduce our profitability. Any significant reduction in or the elimination of the use of the services we provide to any of our clients, or any requirement to lower our prices, would harm our business.

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

In addition, a majority of our decision analytics services and our risk and financial management services consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from these businesses.

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

Our period-to-period results have in the past and may also in the future fluctuate due to other factors, including client losses, delays or failure by our clients to provide anticipated business, variations in employee utilization rates resulting from changes in our clients’ operations, delays or difficulties in expanding our operations centers and infrastructure (including hiring new employees or constructing new operations centers), changes to our pricing structure or that of our competitors, currency fluctuation, seasonal changes in the operations of our clients and other events identified in this Annual Report on Form 10-K. Our revenues are also affected by changes in pricing under our contracts at the time of renewal or by pricing under new contracts. For example, because the majority of our revenues are denominated in U.K. pounds sterling or U.S. dollars while most of our expenses are incurred and paid in Indian rupees and the Philippine peso, our revenues can decrease or increase significantly if the exchange rates among the Indian rupee, the U.K. pound sterling, the Philippine peso and the U.S. dollar fluctuate significantly. In addition, some of our contracts do not commit our clients to provide us with a specific volume of business. These factors may make it difficult to make accurate financial forecasts or replace anticipated revenues that we do not receive as a result of delays in implementing our services or client losses. If our actual results do not meet any estimated results that we announce, or if we underperform market expectations as a result of such factors, trading prices for our common stock could be adversely affected.

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

Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations. We have ten operations centers in India, one in the Philippines and one in the Czech Republic. Our headcount has increased from approximately 1,800 on December 31, 2002 to approximately 10,700 (including personnel managed under structured client service agreements) on December 31, 2009. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated growth of our business. We are in the process of establishing new operation centers in Romania and India and are also continuing to look for operation centers at additional locations outside of India and the Philippines. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may engage in strategic transactions that could create risks.

As part of our business strategy, we intend to continue to selectively consider acquisitions or investments, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to expand the scope of our existing services we provide, add new clients or to enter new geographic markets. We have made acquisitions in the past, including our acquisition in 2009 of the back office operations of Schneider S.R.O. in the Czech Republic and our acquisition in 2010 of the American Express Global Travel Services Center located in Gurgaon, India. There can be no assurance that we will find suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy or be successful in entering into agreements for desired transactions.

Acquisitions, including completed acquisitions, also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

If more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.

India has stringent labor legislation that protects employee interests, including legislation that sets forth detailed procedures for dispute resolution and employee removal and legislation that imposes financial obligations on employers upon retrenchment. Though we are exempt from some of these labor laws at present under exceptions in some states for providers of IT-enabled services, there can be no assurance that such laws will not become applicable to us in the future. If these labor laws become applicable to our employees, it may become difficult for us to maintain flexible human resource policies and attract and employ the numbers of sufficiently qualified candidates that we need or discharge employees, and our compensation expenses may increase significantly.

In addition, our employees may in the future form unions. If employees at any of our operations centers become eligible for union membership, we may be required to raise wage levels or grant other benefits that could result in an increase in our compensation expenses, in which case our profitability may be adversely affected.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, which has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for BPO services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the United States and Europe, which may reduce this competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing decision analytics services and risk and financial management services than for employees performing BPO services. As the scale of our decision analytics services and our risk and financial management services increases, wages as a percentage of revenues will likely increase. To the extent that we are not able to control or share wage increases with our clients, wage increases may reduce our margins. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. Additionally, because a majority of our employees are based in India and paid in Indian rupees, while our revenues are primarily in U.S. dollars and U.K. pounds sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar fluctuate significantly.

We face significant competition from U.S.-based and non-U.S.-based outsourcing and information technology companies and from our clients, who may perform outsourcing services themselves, either in-house, in the United States or through offshore groups or other arrangements.

The market for outsourcing services is highly competitive, and we expect competition to intensify and increase from a number of sources. We believe that the principal competitive factors in our markets are breadth and depth of process expertise, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price, knowledge of industries served and marketing and sales capabilities. We also face competition from non-U.S.-based outsourcing and IT companies (including those in the United Kingdom and India) and U.S.-based outsourcing and IT companies. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes will result in new and different competitors entering our markets. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and future competitors have greater financial, personnel and other resources, a broader range of service offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could harm our business, results of operations, financial condition and cash flows.

We expect competition to intensify in the future as more companies enter our markets. Increased competition may result in lower prices and volumes, higher costs for resources, especially people, and lower profitability. We may not be able to supply clients with services that they deem superior and at competitive prices and we may lose business to our competitors. Any inability to compete effectively would adversely affect our business, results of operations and financial condition.

We may disrupt our clients’ operations as a result of inadequate service or other factors, including telecommunications or technology downtime or interruptions.

The services we provide are often critical to our clients’ businesses, and any failure to provide those services could result in a reduction in revenues or a claim for substantial damages against us, regardless of whether we are responsible for that failure. Most of our agreements with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client or errors made by our employees in the course of delivering services to our clients could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us. Additionally, we could incur liability if a process we manage for a client were to result in internal control failures or impair our client’s ability to comply with its own internal control requirements. Under a majority of our agreements with our clients, our liability for breach of certain of our obligations is generally limited to actual damages suffered by the client and is typically capped at the greater of an agreed amount or the fees paid or payable to us for a period of time under the relevant agreement. These limitations and caps on liability may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients or liability for breaches of confidentiality, are generally not limited under those agreements. Our agreements are governed by laws of multiple jurisdictions, therefore the interpretation of such provisions, and the availability of defenses to us, may vary, which may contribute to the uncertainty as to the scope of our potential liability.

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

Our business could be materially and adversely affected if we do not protect our intellectual property or if our services are found to infringe on the intellectual property of others.

Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect our rights in these various intellectual properties, we rely upon a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright and trademark laws. We also generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to and distribution of our proprietary information. We also have submitted United States federal and foreign trademark applications for the names of additional service offerings. We may not be successful in maintaining or obtaining trademarks for these trade names. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of other foreign countries, including the laws of the United States. There can be no assurance that the laws, rules, regulations and treaties in effect in the United States, India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may not be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations and financial condition.

Although we believe that we are not infringing on the intellectual property rights of others, claims may nonetheless be successfully asserted against us in the future. The costs of defending any such claims could be significant, and any successful claim may require us to modify, discontinue or rename any of our services. Any such changes may have a material adverse effect on our business, results of operations and financial condition.

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

A majority of the issued and outstanding shares of our common stock are currently beneficially owned by Oak Hill Capital Partners L.P. and certain of its affiliates, our Executive Chairman, Vikram Talwar, and our President and Chief Executive Officer, Rohit Kapoor. As of December 31, 2009, Oak Hill Capital Partners L.P. and certain of its affiliates beneficially owned 10,542,504 shares (or 36.2%) of our outstanding common stock; Mr. Talwar and certain trusts for his benefit and that of his family collectively beneficially owned 1,658,079 shares (or 5.7%) of our outstanding common stock; and Mr. Kapoor and certain trusts for his benefit and that of his family collectively beneficially owned 1,790,935 shares (6.2%) of our outstanding common stock. Accordingly, each of these parties can exercise significant influence over our business policies and affairs and all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with your interests.

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

We are currently continuing to evaluate additional locations other than India, the Philippines, the Czech Republic and Romania in which to invest in an operations center. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

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

Our clients are often subject to regulations that may require that we comply with certain rules and regulations in performing services for them that would not otherwise apply to us. Debt collection services, for example, may be subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many U.S. states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities in a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services in the United States from India in all but two U.S. states and from the Philippines in 35 U.S. states that have non-exempt requirements and have separate conditional exemptions with respect to our ongoing collection obligations. Other U.S. federal laws and regulations that apply to certain portions of our business include the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Truth in Lending Act, the Fair Credit Billing Act and the FDIC rules and regulations. If we do not maintain our licenses or other qualifications to provide our services, we may not be able to provide services to existing customers or be able to attract new clients and could lose revenues, which could have a material adverse effect on our business. Our agreements with some of our clients require us to remain knowledgeable about and comply with a number of relevant consumer protection laws. Failure to perform our services in a manner that complies with any such requirement could result in breaches of contracts with our clients. Our failure to comply with any applicable laws and regulations could subject us to civil fines and criminal penalties.

Risks Related to the International Nature of our Business

Our financial condition could be negatively affected if foreign governments reduce or withdraw tax benefits and other incentives currently provided to companies within our industry, or if the same are not available for other reasons.

Under the Income-Tax Act, 1961 of India, we have benefited from a holiday from Indian corporate income taxes. As a result, our service operations have to date been subject to relatively lower tax liabilities. We incurred minimal income tax expense in 2009 as a result of the tax holiday, compared to approximately $3.1 million that we would have additionally incurred if the tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). Our current tax holiday in respect of some of our operations centers expires in March 2010. Consequently, our tax expense will materially increase and our after-tax profitability will be materially reduced.

In May 2007, the Government of India adopted the Indian Finance Act, 2007, with effect from April 1, 2007, that imposed a minimum alternative tax, or MAT, on Indian companies that have book profits but no tax profit which could be for various reasons, including tax holidays, tax deductions or significant depreciation. Any MAT paid by us can be carried forward for a maximum period of ten years and can be used as a credit against corporate income taxes payable by us after expiration of the tax holiday, subject to the satisfaction of certain conditions.

We currently benefit from a four-year income tax holiday in the Philippines that is extendable for an additional two years. Our current income tax holidays in the Philippines are expected to expire in the middle of 2012, unless extended. While we intend to apply for extensions of these holidays, it is possible that such extensions could be denied, or these holidays could be removed entirely due to changes in the government of the Philippines. Should either of these events occur, our Philippine tax liability could increase.

We may be required to pay additional taxes in connection with audits by the Indian taxing authorities.

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years aggregating to approximately $13.0 million. The Company has already deposited $7.8 million against the amounts demanded.

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2.1 million	$2.1 million
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2.0 million	$2.0 million
Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$5.2 million	$1.6 million
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.2 million	$1.7 million
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$—
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.7 million	$0.4 million

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we continue to believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals with the appropriate tax authorities. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future. Please see note 16 to our consolidated financial statements for details.

Introduction of tax legislation and disputes with tax authorities may have an adverse effect on our operations and our overall tax rate.

Governments in countries in which we operate or provide services could enact new tax legislation which would have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to repatriate surplus earnings from our operations centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, which would have a material adverse effect on our business, results of operations and financial condition. Additionally, if a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

Currency fluctuations among the Indian rupee, the U.K. pound sterling, the Philippine peso and the U.S. dollar could have a material adverse effect on our results of operations.

Although a substantial portion of our revenues are denominated in U.K. pounds sterling (33.9% in 2009) or U.S. dollars (63.8% in 2009), most of our expenses (57.1% in 2009) are incurred and paid in Indian rupees. We report our financial results in U.S. dollars. The exchange rates among the Indian rupee, the U.K. pound sterling, the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The average Indian rupee/U.S. dollar exchange rate in 2009 was approximately 48.41 (based on the Bloomberg Composite Rate (BCR)), representing depreciation of the Indian rupee of 11.57% compared to the average exchange rate in 2008. The average Indian rupee/U.K. pound sterling exchange rate in 2009 was approximately 75.69 (based on the BCR), representing appreciation of the Indian rupee of 5.5% compared to the average exchange rate in 2008. The average U.S. dollar/U.K. pound sterling exchange rate in 2009 was approximately 1.56 (based on BCR) representing appreciation of the U.S. dollar of 15.7% compared to the average exchange rate in 2008. The average Philippine peso/U.S. dollar exchange rate in 2009 was approximately 47.57 (based on the BCR), representing depreciation of the Philippine peso of 6.8% compared to the average exchange rate in 2008. Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar foreign currency exposures, our results of operations may be adversely affected if the Indian rupee fluctuates significantly against the U.K. pound sterling or the U.S. dollar, the U.K. pound sterling further depreciates against the U.S. dollar, our hedging strategy is unsuccessful or if the hedging markets have insufficient liquidity or depth to allow us to implement our hedging strategy in a cost-effective manner. Any failure by our hedging counterparties to meet their contractual obligations there under could materially and adversely effect our profitability. We are subject to legal restrictions on hedging activities as well as the convertibility of currencies in India. This could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations.

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

We may face difficulties as we expand our operations into countries in which we have no prior operating experience.

We intend to continue to expand our global footprint in order to maintain an appropriate cost structure and meet our clients’ delivery needs. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business, results of operations and financial condition.

A substantial portion of our assets and operations are located in India, and we are subject to regulatory, economic and political uncertainties in India.

Our principal operating subsidiaries are incorporated in India, and a majority of our assets and our professionals are located in India. We intend to continue to develop and expand our offshore facilities in India. In the early 1990s, India experienced significant inflation, low growth in gross domestic product and shortages of foreign currency reserves. The Indian government, however, has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the BPO industry. Certain of those programs, which have benefited us, include tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. We cannot assure you that liberalization policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

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

The choice of India as an outsourcing destination and our financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our operations centers, and attract and retain clients could be adversely affected if India does not successfully meet these challenges.

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

The vast majority of our employees are Indian nationals. The ability of some of our executives and employees to work with and meet our U.S. and European clients and our clients from other countries depends on their ability to obtain the necessary visas and entry permits. In response to terrorist attacks, the global economic downturn and public sentiments about the high unemployment rates in their respective economies, U.S. and European immigration authorities have increased the level of scrutiny in granting visas. Immigration laws in those countries may also require us to meet certain levels of compensation and comply with other legal requirements as a condition to obtaining or maintaining entry visas. These restrictions have significantly lengthened the time requirements to obtain visas for our personnel, which has in the past resulted, and may continue to result, in delays in the ability of our personnel to meet with our clients. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. We cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring entry visas for our professionals. If we are unable to obtain the necessary visas for personnel who need to get to our clients’ sites, or if the duration of such visas is shortened or if such visas are delayed, we may not be able to provide services to our clients or to continue to provide these services on a timely and cost effective basis, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

An outbreak of an infectious disease or any other serious public health concerns in Asia or elsewhere could have a material adverse effect on our business and results of operations.

The outbreak of an infectious disease in Asia or elsewhere or any other serious public health concerns could have a negative impact on the economies, financial markets and business activities in the countries in which our end markets are located, which could have a material adverse effect on our business. Past outbreaks of Severe Acute Respiratory Syndrome, avian influenza, or bird flu, or H1N1 across Asia and Europe have adversely affected a number of countries and companies. Although we have not been adversely impacted by these recent outbreaks, we can give no assurance that a future outbreak of an infectious disease among humans or animals or any other serious public health concerns will not have a material adverse effect on our business.

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

The Government of India has recently focused on the occupational health and safety concerns experienced by workers in the outsourcing industry. The introduction of legislation imposing restrictions on working hours or conditions of professionals in the outsourcing industry could have an adverse effect on our business, results of operations and financial condition.

Investors may have difficulty effecting service of process or enforcing judgments obtained in the United States against our subsidiaries in India or our executive officers.

Our primary operating subsidiaries are organized outside the United States and a number of our executive officers reside outside of the United States. Most of our assets are located in India. As a result, you may be unable to effect service of process upon our affiliates who reside in India outside their jurisdiction of residence. In addition, you may be unable to enforce against these persons outside the jurisdiction of their residence judgments obtained in courts of the United States, including judgments predicated solely upon the federal securities laws of the United States.

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

Our corporate headquarters is located in New York, New York. We operate twelve operations centers in India, Philippines, the Czech Republic and the U.S., with a current installed capacity of approximately 7,554 agent workstations that operate on an uninterrupted 24/7 basis and are available to be staffed on a three-shift basis. Our networking and telecommunication hubs are located in Sunnyvale, California and in New York, New York. Out of our ten operations centers in India, we own an area representing 86,361 sq. ft. and containing 1,141 agent workstations in our operations center in Pune, India. We lease all of our other properties. The following table describes each of our material properties and lease expiration dates as of December 31, 2009. We do not have the option under our present lease agreements for these properties to buy the properties should we desire to do so.

Facility	Location	Space	No. of Agent Workstations	Lease Expiration
Corporate Headquarters	New York, New York	8,650 sq. ft.	N/A	May 30, 2019

U.S. Operations and Administration	Jersey City, New Jersey	20,469 sq. ft.	N/A	February 28, 2014

Operations Center I	Noida, India	50,750 sq. ft.	658	March 14, 2015 (option to extend until 2020)

Operations Center II	Noida, India	39,700 sq. ft.	485	May 17, 2013

Operations Center III	Noida, India	68,800 sq. ft.	591	May 7, 2011

Operations Center IV-A	Pune, India	86,361 sq. ft.	1,141	Owned

Operations Center V	Noida, India	105,000 sq. ft.	949	August 29, 2010 (option to extend until 2023)

Operations Center VI	Noida, India	100,000 sq. ft.	1083	November 30, 2011 (option to extend until 2024)

Operations Center VII	Gurgaon, India	20,628 sq. ft.	197	July 19, 2011 (option to extend until 2014)

Operations Center VIII	Gurgaon, India	47,874 sq. ft.	576	October 31, 2011

Operations Center IX	Pasay City, Philippines	92,300 sq. ft.	900	May 13, 2018 (option to extend until 2028)

Operations Center X	Noida, India	23,824 sq. ft.	307	October 31, 2013 (option to exit commencing November 30, 2009)

Operations Center XI	Pune, India	44,355 sq. ft.	500	October 31, 2013

Operations Center XII	Olomouc, Czech Republic	20,000 sq. ft.	167	June 30, 2011 (automatic renewal every year until June 30, 2018)

All of our operations centers are equipped with fiber connectivity and have access to other power sources.

The Company is currently in the process of setting up new operations centers in Cluj, Romania (which center will have approximately 11,000 sq. ft. of space), Noida, India (which center will have approximately 227,000 sq. ft.of space) and Jaipur, India (which center will have approximately 38,700 sq. ft. of space). The new operation centers in Noida and Jaipur are located within special economic zones and will benefit from tax holidays for services provided from such locations.

ITEM 3.	Legal Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see note 16 to our consolidated financial statements for details regarding our tax proceedings.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”

The following table sets forth for the periods indicated the high and low sales prices for shares of our common stock as reported by the Nasdaq Global Select Market.

	Price Range
Calendar Period	High	Low
2008
First Quarter	$25.67	$16.43
Second Quarter	$26.00	$13.88
Third Quarter	$17.05	$7.60
Fourth Quarter	$9.20	$4.43
2009
First Quarter	$9.49	$5.86
Second Quarter	$11.40	$8.10
Third Quarter	$14.99	$9.75
Fourth Quarter	$18.39	$13.43

As of February 26, 2010, there were 29 holders of record of our outstanding common stock.

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

Issuer Purchases of Equity Securities

During the three months ended December 31, 2009, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock During the year ended December 31, 2009, the Company acquired 4,329 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $39. The purchase price of $9.08 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

During the three months ended December 31, 2009, the Company did not purchase any shares of its common stock as part of its previously announced share repurchase program. During the year ended December 31, 2009, the Company purchased 5,621 shares of its common stock for an aggregate purchase price of approximately $34, excluding commissions, representing an average purchase price per share of $6.11. These shares were purchased as part of the share repurchase program that authorized the purchase of up to $10,000 of the Company’s outstanding common stock on or prior to November 2009. Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have the following equity compensation plans, each of which has been approved by our stockholders: (1) our 2003 Stock Option Plan, (2) our 2003 India Stock Employee Option Plan and (3) our 2006 Omnibus Award Plan (including two India sub plans thereunder). For a description of each of our equity compensation plans, please see note 13 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	3,595,876	$11.52	4,211,273
Equity compensation plans not approved by security holders	—	—	—

Total	3,595,876	$11.52	4,211,273

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted), our peer group of companies for the period beginning October 20, 2006. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: WNS and Genpact. The returns of the component entities of our peer group index are weighted according to the market capitalization of each entity as of the beginning of each period for which a return is presented. The stock performance shown on the graph below is not indicative of future price performance.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2007, 2006 and 2005 and for each of the years ended December 31, 2006 and 2005 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2009, 2008 and 2007 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005 (Unaudited)
	(in millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues(1)	$191.0	$181.7	$152.0	$98.7	$54.2
Cost of revenues (exclusive of depreciation and amortization)(2)	109.4	112.4	100.1	62.6	38.1

Gross profit	81.6	69.3	51.9	36.1	16.1
Selling, general and administrative expenses(3)	45.8	42.4	37.9	23.4	14.2
Depreciation and amortization expenses(4)	11.4	11.2	9.2	7.1	4.0

Income/(loss) from continuing operations	24.4	15.7	4.8	5.6	(2.1)
Total other income (expense)	(4.9)	(5.9)	11.8	0.8	0.4

Income/(loss) from continuing operations before income taxes	19.5	9.8	16.6	6.4	(1.7)
Income tax provision/(benefit)	3.7	(1.3)	(1.0)	(0.3)	3.0

Income from continuing operations	15.8	11.1	17.6	6.7	1.3
Income/(loss) from discontinued operations, net of taxes	(0.1)	3.3	9.4	7.3	5.7

Net income	15.7	14.4	27.0	14.0	7.0
Dividend and accretion to preferred stock	—	—	—	(0.6)	(0.2)

Net income to common stockholders	$15.7	$14.4	$27.0	$13.4	$6.8

Earnings per share:
Basic:
Continuing operations	$0.55	$0.39	$0.62	$0.27	$0.05
Discontinued operations	$—	$0.11	$0.33	$0.32	$0.27
Diluted:
Continuing operations	$0.54	$0.38	$0.60	$0.26	$0.05
Discontinued operations	$—	$0.11	$0.32	$0.32	$0.27
Weighted average number of common shares outstanding
Basic	28,963,770	28,811,040	28,480,033	22,863,539	21,174,548
Diluted	29,417,910	29,212,045	29,191,199	23,033,266	21,591,028

	At December 31,
	2009	2008	2007	2006 (Unaudited)	2005 (Unaudited)
	(in millions)
Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$132.2	$112.2	$101.4	$84.7	$23.9
Working capital(5)	143.2	118.8	119.6	85.0	24.0
Total assets	249.6	212.0	218.4	169.2	63.6
Other long term obligations(6)	5.6	0.2	0.3	0.2	5.8
Preferred stock (liquidation preference)	—	—	—	—	6.2
Stockholders’ equity	205.7	171.3	174.0	127.2	30.9

(1)	Revenues include reimbursable expenses of $9.6 million in 2009, $11.8 million in 2008, $7.1 million in 2007, $4.4 million in 2006 and $2.7 million in 2005. Revenues also include contract-termination fee of $5.1 million in 2009 and $0.4 million in 2008.

(2)	Cost of revenues for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 include $1.4 million, $1.1 million, $1.1 million, $0.5 million and $0, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients.

(3)	SG&A expenses for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 include $5.7 million, $4.2 million, $3.2 million, $1.5 million and $0.1 million respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff.

(4)	Depreciation and amortization for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 includes $0.2 million, $0.5 million, $1.6 million, $1.2 million and $0, respectively, as amortization of intangibles.

(5)	Working capital means total current assets minus total current liabilities.

(6)	Other long-term obligations include senior long-term debt, “ASC No. 740-10” reserves and capital leases.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements. See “—Forward looking statements.”

Overview

We are a leading provider of outsourcing and transformation services focused on providing a competitive edge to our clients by outsourcing and transforming their business processes. Our outsourcing services provide integrated front-, middle- and back-office process outsourcing services for our principally U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, risk and financial management and operations and process excellence services. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them. We serve primarily the needs of Global 1000 companies in the insurance, utilities, banking and financial services and transportation and logistics sectors.

We market our services directly through our sales and marketing and strategic account management teams, which operate out of the United States and the United Kingdom, and our business development team, which operates out of Noida, India. We currently operate ten operations centers in India, one operations center in the Philippines and one operations center in the Czech Republic. We are also in the process of establishing new operations centers in Cluj, Romania and Noida and Jaipur, India.

On July 3, 2009, we acquired a 100% stake in Schneider S.R.O. which is located in the Czech Republic and which provides complex transaction processing services to its clients in Europe and the U.S. The acquisition provided us with multi-lingual delivery capabilities and a cost-effective delivery location in Eastern Europe.

On November 4, 2009, we entered into an asset purchase agreement with American Express pursuant to which we acquired the operations of the American Express Global Travel Service Center, a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. American Express is an existing client of the Company. The purchase price of the transaction is approximately $29 million, subject to certain post-closing adjustments. The transaction closed on March 1, 2010.

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

Revenues

We generate revenues principally from contracts to provide outsourcing and transformation services. For the year ended December 31, 2009, we had total revenues of $191.0 million compared to total revenues of $181.7 million in 2008, an increase of $9.3 million or 5.1%. Revenues from outsourcing services were higher by $13.8 million in 2009 when compared to 2008, primarily due to volume increases within existing clients of approximately $12.5 million, receipt of a contract termination fee of $5.1 million, revenues of $4.2 million from new clients, including the acquisition of Schneider S.R.O., which increases were partially offset by a $7.9 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling. Revenues from transformation services were lower by $4.5 million in 2009 when compared to 2008, primarily due to lower client discretionary spending arising out of the continuing broad-based weakness in the economy and the effect of appreciation of the U.S. dollar against the U.K. pound sterling.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 63.8% and 33.9%, respectively, of our total revenues for the year ended December 31, 2009 and approximately 56.4% and 42.8%, respectively, of our total revenues for the year ended December 31, 2008.

In both the United States and the United Kingdom, there has been recent negative publicity and proposed legislation with regard to outsourcing. See “Item 1A. Risk Factors—Risks Related to Our Business—Our industry may not develop in ways that we currently anticipate due to negative public reaction in the United States and elsewhere to offshore outsourcing, recently proposed legislation or otherwise.” If these trends continue and result in the enactment of additional legislation for which we are unable to contractually protect ourselves, our revenues could be materially affected. With the recent global economic downturn and resulting increases in unemployment in both of these countries, we expect these publicity and legislative trends to continue and possibly intensify. Our management actively monitors legislative activities in the United States and United Kingdom, both directly and through industry organizations. However, if legislation were enacted in the United States or the United Kingdom that has the effect of severely curtailing our activities in such countries, it is unlikely that we would be able to quickly replace such lost revenues.

We derive a significant portion of our revenues from a limited number of large clients. In the years ended December 31, 2009 and 2008, our total revenues from our two largest clients were $64.3 million and $61.7 million, respectively, accounting for 33.7% and 34.0% of our total revenues, respectively, during these periods.

We provide services to Centrica, which represented $39.2 million, or 20.5%, of our total revenues for the year ended December 31, 2009 and $42.4 million, or 23.3% of our total revenues for the year ended December 31, 2008, under an agreement that is scheduled to expire in April 2012. Centrica may terminate the agreement without cause upon three months prior notice and payment of a breakup fee.

We provide services to Travelers, which represented $25.1 million, or 13.2%, of our total revenues for the year ended December 31, 2009 and $12.4 million, or 6.8% of our total revenues for the year ended December 31, 2008, under a services agreement. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days prior notice.

We derived revenues from nineteen and twenty-three new clients for our services, including our transformation services, in the years ended December 31, 2009 and 2008, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the years ended December 31, 2009 and 2008, 5.0% and 6.5%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

Our management has observed in recent periods a shift in industry pricing models toward transaction-based pricing and other pricing models. We believe this trend will continue and we have begun to use transaction-based pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based pricing model. Transaction-based pricing places the focus on operating efficiency in order to maintain our operating margins.

In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more client-friendly pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients to the extent we are required to modify the terms of our relationship with such clients.

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

We expect our cost of revenues to continue to increase as we continue to add professionals in India, the Philippines and the United States to service additional business and as wages continue to increase in India. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. We also expect our cost of revenues to increase due to employee turnover resulting in higher recruitment and training costs. See Item 1A—“Risk Factors—Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”

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

We also expect cost of revenues to increase when we add new operations centers due to increases in telecommunication, rent expenses and other facilities operating costs. As we increase the amount of physical infrastructure available to perform our operations, we expect that utilization will decrease and this will have a negative impact on our operating margin.

SG&A Expenses

Our general and administrative expenses are comprised of expenses relating to salaries of senior management and other support personnel, legal and other professional fees, telecommunications, utilities and other miscellaneous administrative costs. Selling and marketing expenses primarily consist of salaries of sales and marketing and strategic account management personnel, client relationship management, travel and brand building. We expect that sales and marketing expenses will continue to increase as we invest in our front-end sales and strategic account management functions to better serve our clients. We also expect our costs to increase as we continue to strengthen our back-end support and enabling functions and invest in leadership development, performance management and training programs. SG&A expenses also include non-cash amortization of stock compensation expense related to our issuance of equity awards to senior management, members of our board of directors and advisory board, other support personnel and consultants.

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and intangible assets. Amortization of intangible assets acquired is part of depreciation and amortization. As we add facilities, including our three new operations center in Cluj Romania, Noida, India and Jaipur, India, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure.

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars and a substantial portion of our total revenues is earned in U.K. pounds sterling. Accordingly, our results of operations are adversely affected if the U.K. pound sterling depreciates against the U.S. dollar. Although substantially all of our revenues are denominated in U.S. dollars or U.K. pounds sterling (63.8% and 33.9%, respectively, for the year ended December 31, 2009 as compared to 56.4% and 42.8%, respectively, for the year ended December 31, 2008), most of our expenses were incurred and paid in Indian rupees and the Philippine peso (57.1% and 6.0%, respectively, in the year ended December 31, 2009 as compared to 62.5% and 2.9%, respectively, in the year ended December 31, 2008). The exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate in the future. The results of our operations could be substantially impacted as the Indian rupee appreciates or depreciates against the U.S. dollar or the U.K. pound sterling. See notes 2 and 7 to our consolidated financial statements and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

Currency Regulation

According to the prevailing foreign exchange regulations in India, an exporter of outsourcing services that is registered with a software technology park or an export processing zone in India, such as our Indian subsidiaries in India, is required to realize its export proceeds within a period of 12 months from the date of exports. Similarly, in the event that such exporter has received any advance against exports in foreign exchange from its overseas customers, it will have to render the requisite services so that the advances so received are earned within a period of 12 months. If those subsidiaries in India did not meet these conditions, they would be required to obtain permission to export foreign currency from the Reserve Bank of India.

Income Taxes

The fiscal year under the Indian Income Tax Act ends on March 31. Certain facilities leased by the Company’s Indian subsidiaries qualify for an exemption from corporate tax under section 10A or 10B of the Indian Income Tax Act. This exemption is available for a period of ten consecutive years beginning with the financial year in which the facility begins to manufacture or produce eligible goods and services. During the year ended December 31, 2009, the Indian government effected further amendments to the Indian Income Tax Act and extended the tax holiday for eligible units to March 31, 2011. After the expiration of the tax holiday period for some of the facilities leased by the Company’s Indian subsidiaries on April 1, 2010, any profits generated from the services provided from such facilities will be fully taxable. As a result of the expiration of the tax holiday period during 2010, our tax expense will materially increase in and after 2010.

We recognize deferred tax assets and liabilities for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.

In May 2007, the Government of India adopted the Indian Finance Act, 2007, that imposed MAT on Indian companies that benefit from a tax holiday with effect from April 1, 2007. Any MAT paid by us can be used as a credit against corporate income taxes payable by us after expiry of the tax holiday for up to ten years, subject to the satisfaction of certain conditions. In accordance with ASC No. 740, a deferred tax asset of $4.3 million has been recognized as of December 31, 2009.

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

The Company is currently in the process of establishing new operations centers in Noida and Jaipur, India. These new operations centers are located within special economic zones and will benefit from tax holidays for services provided from such locations.

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years aggregating to approximately $13.0 million. The Company has already deposited $7.8 million against the amounts demanded.

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2.1 million	$2.1 million
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2.0 million	$2.0 million
Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$5.2 million	$1.6 million
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3.2 million	$1.7 million
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.1 million	$—
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$0.7 million	$0.4 million

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we continue to believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest if we succeed in our appeals with the appropriate tax authorities. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future. Please see note 16 to our consolidated financial statements for details. There is a likelihood that we might receive similar orders for other years until the above disputes are resolved. We are subject to U.S. income taxes on the profits we recognize in the United States.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The notes to our consolidated financial statements contain a summary of our significant accounting policies. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain. These policies include revenue recognition, estimating tax liabilities, stock-based compensation, goodwill, intangibles and long-lived assets, derivative instruments and pension plan liabilities. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecast, and estimates routinely require adjustment.

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

Revenue is recognized on time-and-material contracts primarily on the basis of full time equivalent employees, including direct and indirect costs, incurred on a client contract. Revenue is recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit mark-up. Revenue is recognized on unit-price based contracts based on the number of specified units of work (such as the number of e-mail responses) delivered to a client. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), we monitor such service level parameters to determine if any service credits or penalties have been incurred. Revenue is recognized net of any service credits that are due to a client. We have experienced minimal service credits and penalties to date.

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

The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date. Accordingly, our accounts receivable include amounts for services that we have performed and for which an invoice has not yet been issued to the client. These are included in accounts receivable on our consolidated balance sheet and the amounts are disclosed in the notes to our consolidated financial statements.

Goodwill, intangible assets and long-lived assets

Accounting Standards Codification (ASC) topic 850, “Business Combinations” (ASC No. 805), requires that the purchase method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. In accordance with ASC topic 350, “Intangibles—Goodwill and Other” (ASC No. 350), all assets and liabilities of the acquired businesses including goodwill are assigned to reporting units. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge.

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The estimate of undiscounted cash flows and the fair value of assets require several assumptions and estimates like the weighted average cost of capital, discount rates, risk-free rates, market rate of return and risk premiums and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Stock-based Compensation

Under the fair value recognition provisions of ASC topic 718, “Compensation—Stock Compensation” (ASC No. 718), cost is measured at the grant date, based on the fair value of the award and is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting periods. Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock and the number of stock-based awards that are expected to be forfeited. In order to determine the estimated period of time that we expect employees to hold their share-based options, we have used data on the historical exercise pattern of employees. We use the historical volatility of our common stock and the volatility of stocks of our comparative companies in order to estimate future share price trends. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The risk-free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. If the actual forfeiture rate differs significantly from our estimates, our stock-based compensation expense and our results of operations could be materially impacted.

Derivative Instruments and hedging activities

In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under Company policies, with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is to U.K. pound sterling and the Indian rupee. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates, and not for speculative trading purposes.

We hedge anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and Hedging” (ASC No. 815). Changes in the fair value of these cash flow hedges which are deemed effective, are deferred and recorded as a component of accumulated other comprehensive income/(loss), net of tax (AOCI) until the hedged transactions occur and are then recognized in the consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain/(loss).

We also use derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss).

We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 primarily represent foreign currency forward contracts. The quotes are taken primarily from highly rated financial institutions.

We evaluate hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

Income Taxes

As part of the process of preparing our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. Tax estimates include decisions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on our evaluation of our tax position, we believe we have adequately accrued for probable exposures as of December 31, 2009. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

We recognize deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We determine if a valuation allowance is required or not on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized. At December 31, 2009, we performed an analysis of the deferred tax asset valuation allowance for certain units of our Indian subsidiaries, currently under the tax holiday period, and concluded that a valuation allowance offsetting those deferred tax assets be recorded, on the basis that it is more likely than not that there will not be future taxable income to realize the deferred tax assets. We perform this assessment at the end of each reporting period. Please see note 12 in the notes to our consolidated financial statements.

Retirement Benefits

We provide our employees in India and the Philippines with benefits under a defined benefit plan, which we refer to as the Gratuity Plan. The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with us. We determine our liability under the Gratuity Plan by actuarial valuation using the projected unit credit method. Under this method, we determine our liability based upon the discounted value of salary increases until the date of separation arising from retirement, death, resignation or other termination of services. Critical assumptions used in measuring the plan expense and projected liability under the projected unit credit method include the discount rate, expected return on assets and the expected increase in the compensation rates. We evaluate these critical assumptions at least annually. If actual results differ significantly from our estimates, our gratuity expense and our results of operations could be materially impacted.

Results of Operations

The following table summarizes our results of operations:

	Year Ended December 31,
	2009	2008	2007
	(in million)
Total revenues(1)	$191.0	$181.7	$152.0
Cost of revenues (exclusive of depreciation and amortization)(2)	109.4	112.4	100.1

Gross profit	81.6	69.3	51.9

Operating expenses:
General and administrative expenses(3)	31.9	31.1	28.7
Selling and marketing expenses(3)	13.9	11.3	9.2
Depreciation and amortization expenses(4)	11.4	11.2	9.2

Total operating expenses	57.2	53.6	47.1

Income from continuing operations	24.4	15.7	4.8
Other income/(expense):
Foreign exchange gain/(loss)	(5.9)	(9.4)	7.5
Interest and other income	1.0	3.5	4.3

Income from continuing operations before income taxes	19.5	9.8	16.6
Income tax provision/(benefit)	3.7	(1.3)	(1.0)

Income from continuing operations	15.8	11.1	17.6
Income/(loss) from discontinued operations, net of taxes	(0.1)	3.3	9.4

Net income	$15.7	$14.4	$27.0

(1)	Revenues include reimbursable expenses of $9.6 million in 2009, $11.8 million in 2008 and $7.1 million in 2007. Revenues also include contract termination fees of $5.1 million in 2009 and $0.4 million in 2008.

(2)	Cost of revenues includes $1.4 million, $1.1 million and $1.1 for the years ended December 31, 2009, 2008 and 2007, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in note 13 to our consolidated financial statements.

(3)	General and administrative expenses and selling and marketing expenses include $5.7 million, $4.2 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in note 13 to our consolidated financial statements.

(4)	Depreciation and amortization includes $0.2 million, $0.5 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, of amortization of intangibles as described in note 5 to our consolidated financial statements.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues. Revenues increased 5.1% from $181.7 million for the year ended December 31, 2008 to $191.0 million for the year ended December 31, 2009. Revenues from outsourcing services increased from $138.8 million during the year ended December 31, 2008 to $152.6 million during the year ended December 31, 2009. The increase is primarily due to volume increases within existing clients and the addition of approximately 120 processes during 2009 aggregating to $12.5 million, receipt of a contract termination fee of $5.1 million, revenues of $4.2 million from new clients, including the acquisition of Schneider S.R.O., which increases were partially offset by a $7.9 million reduction due to the appreciation of the U.S. dollar against the U.K. pound sterling.

Revenues from transformation services decreased from $42.9 million during the year ended December 31, 2009 to $38.4 million during the year ended December 31, 2008. The decrease in revenue is primarily due to reduced client spending on discretionary projects in 2009 and $1.3 million of the reduction is due to the appreciation of the U.S. dollar against the U.K. pound sterling. Revenues from new clients for transformation services were $1.8 million and $3.8 million during the year ended December 31, 2009 and 2008, respectively.

Cost of Revenues. Cost of revenues decreased 2.7% from $112.4 million for the year ended December 31, 2008 to $109.4 million for the year ended December 31, 2009. Employee costs decreased from $78.4 million for the year ended December 31, 2008 to $76.1 million for the year ended December 31, 2009. The decrease is primarily due to the depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in of $6.2 million and a decrease in employee transportation costs of $2.1 million as part of our cost management initiatives. This decrease is partially offset by an annual increase in salaries and other related costs of $3.8 million and costs of $2.2 million related to our new operations center in Olomouc, the Czech Republic. Other operating costs decreased from $34.1 million for the year ended December 31, 2008 to $33.3 million for the year ended December 31, 2009, primarily due to the depreciation of the Indian rupee against the U.S. dollar. As a percentage of revenues, cost of revenues decreased from 61.9% for the period ended December 31, 2008 to 57.3% for the year ended December 31, 2009.

Gross Profit. Gross profit increased 17.8% from $69.3 million for the year ended December 31, 2008 to $81.6 million for the year ended December 31, 2009. The increase in gross profit was primarily due to an increase in revenues of $9.3 million and decrease in cost of revenues of $3.0 million. Gross profit as a percentage of revenues increased from 38.1% for the year ended December 31, 2008 to 42.7% for the year ended December 31, 2009, primarily due to an improvement of 160 basis points as a result of the receipt of a contract termination fee, approximately 200 basis points as a result of higher productivity in our outsourcing services and a balance increase due to a decrease in cost of revenues, as mentioned above.

SG&A Expenses. SG&A expenses increased 7.9% from $42.4 million for the year ended December 31, 2008 to $45.8 million for the year ended December 31, 2009. The increase in SG&A expenses is primarily due to an increase in selling and marketing expenses of $2.6 million and acquisition-related transaction costs of $0.5 million. As a percentage of revenues, SG&A increased from 23.4% for the year ended December 31, 2008 to 24.0% for the year ended December 31, 2009.

Depreciation and Amortization. Depreciation and amortization increased 2.2% from $11.2 million for the year ended December 31, 2008 to $11.4 million for the year ended December 31, 2009, primarily due to an increase in depreciation related to our operations centers in India and Philippines of $1.0 million and $0.2 million related to our new operations center in Olomouc, the Czech Republic. This increase is offset by the depreciation of the Indian rupee against the U.S. dollar, resulting in a decrease in cost of $1.0 million. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

Income from Operations. Income from operations increased 55.8% from $15.7 million for the year ended December 31, 2008 to $24.4 million for the year ended December 31, 2009. As a percentage of revenues, income from operations increased from 8.6% for the year ended December 31, 2008 to 12.8% for the year ended December 31, 2009. The increase in income from operations was primarily due to an increase in revenues.

Other Income/(expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other. Other expenses decreased from $(5.9) million for the year ended December 31, 2008 to $(4.9) million for the year ended December 31, 2009 as a result of a decrease in net foreign exchange losses by $3.4 million attributable to movement of the Indian rupee against the U.S. dollar and the U.K. pound sterling relative to our foreign exchange hedged position. This decrease is partially offset by lower interest income of $2.4 million during the year ended December 31, 2009, due to lower interest rates.

Provision for Income Taxes. Provision for income taxes increased from a benefit of $1.3 million for the year ended December 31, 2008 to an expense of $3.7 million for the year ended December 31, 2009. The effective rate of taxes has increased significantly from a benefit of 13.7% for the year ended December 31, 2008 to an expense of 19.0% for the year ended December 31, 2009, primarily due to higher income in the U.S. and realization of a contract termination fee of $5.1 million. Please see Note 12 to our notes to consolidated financial statements for further details.

Income/(loss) from Continuing Operations. Income from continuing operations increased from $11.1 million for the year ended December 31, 2008 to $15.8 million for the year ended December 31, 2009, primarily due to increase in higher operating income, partially offset by a higher provision for taxes. As a percentage of revenues, income from continuing operations increased from 6.1% for the year ended December 31, 2008 to 8.3% for the year ended December 31, 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues. Revenues increased 19.5% from $152.0 million for the year ended December 31, 2007 to $181.7 million for the year ended December 31, 2008. The overall increase of $29.7 million was attributable to an increase of $17.9 million in outsourcing services and $11.8 million in transformation services and is net of a decrease of $6.1 million due to the appreciation of the U.S. dollar with respect to the U.K. pound sterling. Revenue increases from new clients were $0.5 million in outsourcing services and $3.8 million in transformation services during the year ended December 31, 2008. Revenue increases from existing clients were attributable to volume increases within existing processes and the addition of 91 new processes during 2008.

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

Provision for Income Taxes. Provision for income taxes decreased from a benefit of $1.0 million for the year ended December 31, 2007 to a benefit of $1.3 million for the year ended December 31, 2008. The effective rate of taxes has increased from a benefit of 5.9% for the year ended December 31, 2007 to a benefit of 13.7% for the year ended December 31, 2008. This is primarily due to lower income as a result of the increase in foreign exchange losses and changes in the geographic distribution of our income.

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

Liquidity and Capital Resources

At December 31, 2009, we had $136.2 million in cash and cash equivalents and short-term investments.

Cash flows provided by operating activities increased from $28.9 million in the year ended December 31, 2008 to $35.7 million in the year ended December 31, 2009. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided by or used for operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on working capital and cash flows provided by operating activities can be significant. The increase in cash flows provided by operations for the year ended December 31, 2009 is predominantly due to changes in working capital by $8.1 million, partially offset by the decrease in net income adjusted for non-cash items by $0.5 million. Trade accounts receivable increased slightly from $33.7 million at December 31, 2008 to $34.9 million at December 31, 2009. However, our days’ sales outstanding, including unbilled receivables decreased from approximately 70 days as of December 31, 2008 to 58 days as of December 31, 2009. Increase in cash flow from working capital changes is primarily due to changes in deferred revenue, other assets, income-tax payable and accounts payable resulting in net cash inflow aggregating to $17.7 million, offset by the changes in restricted cash and accounts receivable resulting in net cash outflow of $9.7 million during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Cash flows used for investing activities increased from $16.0 million in the year ended December 31, 2008 to $17.3 million in the year ended December 31, 2009. The increase is primarily due to net investments in time deposits of $3.8 million and net payout for business acquisitions of $1.4 million during the year ended December 31, 2009 (reflecting our purchase of Schneider S.R.O. for approximately $3.5 million) as compared to the year ended December 31, 2008 (during which period we completed acquisitions for approximately $2.1 million), partially offset by lower capital expenditures of $3.4 million and net proceeds of $1.4 million from sale of discontinued operations during the year ended December 31, 2009.

Cash flows provided by financing activities were insignificant during the years ended December 31, 2009 and 2008.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and purchase of telecommunications and networking equipment and computer hardware and software in connection with managing client operations. We incurred approximately $11.4 million of capital expenditures in the year ended December 31, 2009. We expect to incur capital expenditures of approximately $20 million to $22 million in the calendar year 2010 primarily to meet the growth requirements of our clients, including additions to our existing facilities and establishing new operations centers in Cluj, Romania, Noida, India and Jaipur, India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new contracts we may enter into or the expansion of our existing contracts. Through December 31, 2009, we had repurchased an aggregate of approximately $0.4 million under our previously announced program to repurchase up to $10.0 million of our common stock.

In addition, in connection with the tax assessment orders issued against Exl India and Exl Inc. we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. As required by the Mutual Agreement Procedure (MAP), we obtained bank guarantees of approximately $2.9 million in April 2009 to stop the collection of the outstanding tax demands by the Indian tax authorities and interest for the assessment orders received by Exl Inc. for the 2003-04, 2004-05 and 2005-06 tax years. Subsequent to December 31, 2009, the Company has also obtained a bank guarantee of approximately $3.5 million with respect to the assessment orders received by Exl India for the 2005-06 tax year. If additional assessment orders are received for subsequent years, we may invoke the MAP for such orders and would be required to obtain additional bank guarantees.

We anticipate that we will continue to rely upon cash from operating activities to finance our acquisitions, capital expenditures and working capital needs. Based on economic conditions as of December 31, 2009, we believe that cash flow from operations will be sufficient to meet our ongoing capital expenditure, working capital and other cash needs in the near term. If we have significant growth through acquisitions, we may need to obtain additional financing.

On July 3, 2009, we acquired a 100% stake in Schneider S.R.O., which is located in Olomouc, the Czech Republic, for cash consideration of approximately $3.5 million (net of cash acquired of $0.9 million), which was funded through our internal cash accruals. On November 4, 2009, we entered into an agreement with American Express to acquire the operations of the American Express Global Travel Service Center, a business unit of American Express located in Gurgaon, India, which acquisition was completed on March 1, 2010 for a purchase consideration of approximately $29 million funded through our internal cash accruals.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2009:

	Payment Due by Period (in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Capital leases	$0.2	$0.1	$—	$—	$0.3
Operating leases	3.5	4.2	1.8	2.3	11.8
Purchase obligations	3.1	—	—	—	3.1
Other obligations(a)	0.5	1.2	1.1	1.4	4.2

Total contractual cash obligations	$7.3	$5.5	$2.9	$3.7	$19.4

(a)	Represents estimated payments under the Company’s Gratuity Plan.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: first, it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and second, it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update on our consolidated financial statements.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was principally codified into ASC topic 105 “Generally Accepted Accounting Standards” (ASC No. 105). This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. As ASC No. 105 was not intended to change existing accounting guidance, its adoption did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued ASC topic 855-10 “Subsequent events,” which is effective for interim and annual periods ending after June 15, 2009. The guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. Please see note 18 to our notes to consolidated financial statements for further details.

In April 2009, the FASB amended the authoritative guidance on financial instruments to require disclosures about fair value of financial instruments in interim as well as in annual financial statements of publicly traded companies. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Because the guidance applies only to financial statement disclosures, the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. Please see note 6 to our notes to consolidated financial statements for further details.

In December 2007, the FASB issued new accounting guidance for business combinations. The new accounting guidance changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. We acquired a 100% stake in Schneider S.R.O. on July 3, 2009. The acquisition was accounted for in accordance with this new accounting guidance. Please see note 5 to our notes to consolidated financial statements for further details.

In December 2007, the FASB issued ASC topic 810-10-65 “Consolidation—Transition and Open Effective Date Information.” ASC topic 810-10 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC topic 810-10-65 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statements of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

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

These and other factors are more fully discussed elsewhere in this Annual Report on Form 10-K. These and other risks could cause actual results to differ materially from those implied by forward looking statements in this Annual Report on Form 10-K.

You should keep in mind that any forward looking statement made by us in this Annual Report on Form 10-K, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward looking statements in this Annual Report on Form 10-K after the date of this Annual Report on Form 10-K, except as required by federal securities laws.

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

Components of Market Risk

Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (63.8% in the year ended December 31, 2009) or U.K. pounds sterling (33.9% in the year ended December 31, 2009), substantial portion of our expenses were incurred and paid in Indian rupees and Philippine pesos. (57.1% and 6.0%, respectively in the year ended December 31, 2009). We also incur expenses in U.S. dollars, the Czech koruna and the currencies of the other countries in which we have operations. The exchange rates primarily among the Indian rupee, U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. Based upon our level of operations during the year ended December 31, 2009 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the U.K. pound sterling against the U.S. dollar would have increased/decreased revenues in the year ended December 31, 2009 by approximately $3.2 million. Similarly, a 5.0% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our expenses incurred and paid in Indian rupees in the year ended December 31, 2009 by approximately $5.2 million.

We have sought to reduce the effect of Indian rupee, U.K. pound sterling and certain other local currency exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of our expected cash flows. Forward exchange contracts with a notional amount of $90.0 million and GBP 7.7 million were outstanding at December 31, 2009 and of $110.2 million and GBP 30.3 million were outstanding at December 31, 2008. The forward foreign exchange contracts typically mature within one to thirty-six months, must be settled on the day of maturity or may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and U.K. pound sterling foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as foreign exchange gain/(loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset gains and losses on the assets and liabilities being hedged. At December 31, 2009, the outstanding balance sheet hedging derivatives had maturities of 30 days or less.

Interest Rate Risk. We had cash, cash equivalents and short-term investments totaling $136.2 million at December 31, 2009. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1.0% decrease in short term rates would reduce our interest income for the year ended December 31, 2009 by approximately $0.3 million.

Credit Risk. As of December 31, 2009, we had accounts receivable of $34.9 million. Accounts receivable from our largest client account for 19.2% of our total outstanding receivable as of December 31, 2009. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our financial statements and have not exceeded our expectations.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the CEO and CFO have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Ernst & Young LLP, an independent registered public accounting firm, is retained to audit EXL’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009. See Ernst & Young LLP’s accompanying report on their audit of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

Effective March 16, 2010, we have increased Mr. Kapoor’s annual base salary to $500,000, extended the term of his employment to December 31, 2012, and increased the amount we will pay for the lease of an automobile for Mr. Kapoor to $1,400 per month. In addition, we corrected the provisions that relate to accelerated vesting of equity on certain terminations of his employment within 12 months following a change in control (which were inadvertently modified when Mr. Kapoor’s prior employment agreement was replaced in 2008 with his current employment agreement), so that such acceleration of vesting will apply to all unvested equity awards granted on and after September 30, 2006 (rather than applying to only those unvested equity awards granted on and after December 16, 2008).

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

We incorporate by reference the information responsive to this Item appearing in the definitive proxy statement for our 2010 Annual Meeting of Stockholders, which we refer to as our Proxy Statement, which we intend to file with the SEC within 120 days after the fiscal year end of December 31, 2009.

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

Financial statement schedules as of December 31, 2009 and 2008, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

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

Date: March 16, 2010	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR Rohit Kapoor	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2010

/S/ VISHAL CHHIBBAR Vishal Chhibbar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/S/ VIKRAM TALWAR Vikram Talwar	Executive Chairman	March 16, 2010

/S/ STEVEN B. GRUBER Steven B. Gruber	Director	March 16, 2010

/S/ EDWARD V. DARDANI Edward V. Dardani	Director	March 16, 2010

/S/ KIRAN KARNIK Kiran Karnik	Director	March 16, 2010

/S/ DAVID B. KELSO David B. Kelso	Director	March 16, 2010

/S/ CLYDE W. OSTLER Clyde W. Ostler	Director	March 16, 2010

/S/ MOHANBIR SAWHNEY Dr. Mohanbir Sawhney	Director	March 16, 2010

/S/ GAREN K. STAGLIN Garen K. Staglin	Director	March 16, 2010

INDEX TO EXHIBITS

The following exhibits are being filed as part of this Annual Report on Form 10-K:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2008).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1**	Professional Services Agreement, dated March 7, 2006, between The Travelers Indemnity Company and ExlService Holdings, Inc as amended by Amendment 3, effective January 1, 2009.

10.2	Employment Agreement, dated May 1, 2009, between exlservice.com (India) Private Limited and Vishal Chhibbar.

10.3	Letter Agreement, effective June 1, 2009, between ExlService Holdings, Inc, and Vishal Chhibbar.

10.4	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank (incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Vikram Talwar (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on March 16, 2009).

10.6	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on March 16, 2009).

10.7	Amendment to the Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor.

10.8	ExlService Holdings, Inc. 2003 India Stock Option Plan (incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.9	ExlService Holdings, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.10	ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.11	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.12	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	ExlService Holdings, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	Form of Stock Option Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005 (incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	Separation Agreement, dated as of October 10, 2008, between EXL Service Holdings Inc. and Matthew Appel (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 11, 2009).

10.19	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Letter Agreement, dated March 10, 2009, between EXL Service Holdings Inc. and Matthew Appel (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 11, 2009).

10.29	Form of 2010 Restricted Stock Unit Agreement 1 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 4, 2010).

10.30	Form of 2010 Restricted Stock Unit Agreement 2 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on February 4, 2010).

10.31	Form of 2010 Restricted Stock Unit Agreement 3 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on February 4, 2010).

10.32	Form of 2010 Restricted Stock Unit Agreement 4 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on February 4, 2010).

10.33	Form of 2010 Restricted Stock Unit Agreement 5 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on February 4, 2010).

10.34*	Framework Agreement, dated July 25, 2005, between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on March 16, 2009).

10.35	Notice of Extension between Centrica plc and the Company, dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 10, 2008).

10.36**	Amendment No. 6, dated April 1, 2009, to the Framework Agreement between Centrica plc, the Company and ExlService.com (India) Private Limited.

10.37	Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (No. 333-157076)).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to confidential treatment granted by the Commission.

**	Certain portions of this exhibit have been omitted in connection with an application for confidential treatment therefor.

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

ExlService Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExlService Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExlService Holdings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ExlService Holdings, Inc.

We have audited ExlService Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExlService Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ExlService Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExlService Holdings Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 16, 2010

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$132,215	$112,174
Short-term investments	4,009	153
Restricted cash	65	203
Accounts receivable, net of allowance for doubtful accounts of $262 in 2009 and $128 in 2008	34,856	33,714
Employee receivables	179	203
Prepaid expenses	2,484	2,635
Deferred tax assets	4,872	3,401
Advance income-tax, net	—	2,033
Other current assets	2,866	3,362

Total current assets	181,546	157,878

Fixed assets, net	23,964	24,518
Restricted cash	3,895	281
Deferred tax assets	8,482	3,047
Intangibles, net of amortization	627	—
Goodwill	19,619	17,557
Other assets	11,487	8,688

Total assets	$249,620	$211,969

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,345	$3,371
Deferred revenue	4,745	2,961
Accrued employee cost	16,020	14,725
Accrued expenses and other current liabilities	11,530	17,890
Income taxes payable	543	—
Current portion of capital lease obligations	144	121

Total current liabilities	38,327	39,068

Capital lease obligations, less current portion	137	179
Other non-current liabilities	5,438	1,390

Total liabilities	43,902	40,637

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,278,103 shares issued and 29,031,073 shares outstanding as of December 31, 2009 and 29,054,145 shares issued and 28,817,065 shares outstanding as of December 31, 2008.	29	29
Additional paid-in capital	124,493	116,676
Retained earnings	85,674	70,021
Accumulated other comprehensive income/(loss)	(3,515)	(14,491)

	206,681	172,235

Less: 247,030 shares as of December 31, 2009 and 237,080 shares as of December 31, 2008, held in treasury, at cost	(976)	(903)

ExlService Holdings, Inc. stockholders’ equity	205,705	171,332
Noncontrolling interest	13	—

Total stockholders’ equity	205,718	171,332

Total liabilities and stockholders’ equity	$249,620	$211,969

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenues	$190,426	$181,086	$150,402
Revenues (from related parties)	569	628	1,631

Total revenues	190,995	181,714	152,033
Cost of revenues (exclusive of depreciation and amortization)	109,389	112,436	100,112

Gross profit	81,606	69,278	51,921

Operating expenses:			—
General and administrative expenses	31,850	31,113	28,724
Selling and marketing expenses	13,950	11,344	9,171
Depreciation and amortization	11,405	11,156	9,212

Total operating expenses	57,205	53,613	47,107

Income from continuing operations	24,401	15,665	4,814
Other income/(expense):
Foreign exchange gain/(loss)	(5,929)	(9,276)	7,584
Interest and other income, net	1,023	3,408	4,203

Income from continuing operations before income taxes	19,495	9,797	16,601
Income tax provision/(benefit)	3,703	(1,340)	(974)

Income from continuing operations	15,792	11,137	17,575
Income/(loss) from discontinued operations, net of taxes	(139)	3,271	9,469

Net income	$15,653	$14,408	$27,044

Earnings per share(a):
Basic:
Continuing operations	$0.55	$0.39	$0.62
Discontinued operations	—	0.11	0.33

	$0.54	$0.50	$0.95

Diluted:
Continuing operations	$0.54	$0.38	$0.60
Discontinued operations	—	0.11	0.32

	$0.53	$0.49	$0.93

Weighted-average number of shares used in computing earnings per share:
Basic	28,963,770	28,811,040	28,480,033
Diluted	29,417,910	29,212,045	29,191,199

(a)	Per share amounts may not foot due to rounding.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Non-Controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance as of December 31, 2006	28,262,289	$28	$98,429	$28,665	$110	(149,138)	$(36)	$—	$127,196
Stock issued on exercise/vesting of equity awards	371,481	1	1,864	—	—	—	—	—	1,865
Non-employee stock options	—	—	187	—	—	—	—	—	187
Issuance of stock on acquisition of Inductis	257,273	—	5,449	—	—	—	—	—	5,449
Stock based compensation	—	—	4,307	—	—	—	—	—	4,307
Excess tax benefit from Stock Based Compensation	—	—	753	—	—	—	—	—	753
Acquisition of treasury stock	—	—	—	—	—	(14,552)	(280)	—	(280)
Comprehensive income:
Translation adjustments	—	—	—	—	2,242	—	—	—	2,242
Unrealized gain on cash flow hedges	—	—	—	—	12,262	—	—	—	12,262
Retirement benefits, net of taxes of $8,588	—	—	—	—	(202)	—	—	—	(202)
Reclassification adjustment:
Cash flow hedges	—	—	—	—	(6,842)	—	—	—	(6,842)
Net income	—	—	—	27,043	—	—	—	—	27,043

Total comprehensive income	—	—	—	—	—	—	—	—	34,503

Balance as of December 31, 2007	28,891,043	$29	$110,989	$55,708	$7,570	(163,690)	$(316)	$—	$173,980
Adjustment for change in measurement date pursuant to FAS 158, net of taxes of $5,720 Service cost and Interest cost	—	—	—	(70)	—	—	—	—	(70)
Amortization of actuarial loss	—	—	—	(25)	25	—	—	—	—
Stock issued on exercise/vesting of equity awards	163,102	—	620	—	—	—	—	—	620
Non-employee stock options	—	—	(70)	—	—	—	—	—	(70)
Stock based compensation	—	—	5,278	—	—	—	—	—	5,278
Excess tax expense from stock based compensation	—	—	(141)	—	—	—	—	—	(141)
Acquisition of treasury stock	—	—	—	—	—	(73,390)	(587)	—	(587)
Comprehensive income:
Translation adjustments	—	—	—	—	(10,198)	—	—	—	(10,198)
Unrealized (loss) on cash flow hedges, net of taxes $0	—	—	—	—	(15,641)	—	—	—	(15,641)
Retirement benefits, net of taxes $0	—	—	—	—	82	—	—	—	82
Reclassification adjustment:
Cash flow hedges	—	—	—	—	3,671	—	—	—	3,671
Net income	—	—	—	14,408	—	—	—	—	14,408

Total comprehensive loss	—	—	—	—	—	—	—	—	(7,678)

Balance as of December 31, 2008	29,054,145	$29	$116,676	$70,021	$(14,491)	(237,080)	$(903)	$—	$171,332
Stock issued on exercise/vesting of equity awards	223,958	—	979	—	—	—	—	—	979
Non-employee stock options	—	—	80	—	—	—	—	—	80
Stock based compensation	—	—	7,093	—	—	—	—	—	7,093
Excess tax expense from stock based compensation	—	—	(343)	—	—	—	—	—	(343)
Acquisition of treasury stock	—	—	—	—	—	(9,950)	(73)	—	(73)
Non controlling interest	—	—	8	—	—	—	—	13	21
Comprehensive income:
Translation adjustments	—	—	—	—	3,026	—	—	—	3,026
Unrealized gain on cash flow hedges, net of taxes $566	—	—	—	—	1,725	—	—	—	1,725
Retirement benefits, net of taxes $137	—	—	—	—	(246)	—	—	—	(246)
Reclassification adjustment:
Unrealized gain (loss) on cash flow hedges	—	—	—	—	6,398	—	—	—	6,398
Retirement benefits	—	—	—	—	73	—	—	—	73
Net income	—	—	—	15,653	—	—	—	—	15,653

Total comprehensive income	—	—	—	—	—	—	—	—	26,629

Balance as of December 31, 2009	29,278,103	$29	$124,493	$85,674	$(3,515)	(247,030)	$(976)	$13	$205,718

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands, except share and per share amounts)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$15,653	$14,408	$27,044
(Income)/ Loss from discontinued operations, net of taxes	139	(3,271)	(9,469)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,405	11,156	9,212
Share-based compensation expense	7,093	5,278	4,307
Non-employee stock options	140	288	545
Unrealized foreign exchange (gain)/loss	(98)	1,597	(1,165)
Deferred income taxes	(8,400)	(2,065)	(3,763)
Excess tax expense/(benefit) from stock-based compensation	343	141	(753)
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(3,258)	(51)	885
Accounts receivable	(287)	6,199	(12,419)
Prepaid expenses and other current assets	(54)	(2,796)	2,415
Accounts payable	1,211	(1,603)	1,426
Deferred revenue	3,333	(1,016)	(2,052)
Accrued expenses and other liabilities	3,844	6,536	3,976
Income taxes payable	2,514	(2,806)	(2,039)
Other assets	2,117	(3,123)	(5,394)

Net cash provided by operating activities–continuing operations	35,695	28,872	12,756
Net cash provided by operating activities–discontinued operations	—	5,501	10,669

Net cash provided by operating activities	35,695	34,373	23,425

Cash flows from investing activities
Purchase of fixed assets	(11,416)	(14,832)	(8,589)
Business acquisition (net of cash)	(3,529)	(2,156)	—
Purchase of short-term investments	(3,987)	—	(253)
Proceeds from redemption of short-term investment	153	—	—
Proceeds from sale of discontinued operations	1,448	1,038	—

Net cash used in investing activities–continuing operations	(17,331)	(15,950)	(8,842)
Net cash used in investing activities–discontinued operations	—	(40)	(123)

Net cash used in investing activities	(17,331)	(15,990)	(8,965)

Cash flows from financing activities
Principal payments on capital lease obligations	(114)	(133)	(153)
Proceeds from exercise of stock options	979	620	1,641
Excess tax benefit/(deficiency) from stock-based compensation	(343)	(141)	753
Proceeds from issuance of stock to minority shareholders	21	—	—
Acquisition of treasury stock	(73)	(587)	(280)

Net cash provided by/(used for) financing activities	470	(241)	1,961

Effect of exchange rate changes on cash and cash equivalents	1,207	(8,178)	423

Net increase in cash and cash equivalents	20,041	9,964	16,844
Cash and cash equivalents, beginning of year	112,174	102,210	85,366

Cash and cash equivalents, end of year	132,215	112,174	102,210
Less: Cash and cash equivalents of discontinued operations, end of year	—	—	804

Cash and cash equivalents of continuing operations, end of year	$132,215	$112,174	$101,406

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$52	$42
Cash paid for taxes, net of refund	$4,845	$4,198	$7,017
Assets acquired under capital lease	$108	$223	$106
Issuance of stock on acquisition of Inductis	$—	$—	$5,449

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

Basis of Presentation

Certain amounts in the prior year’s financial statements and related notes have been reclassified to conform to the 2009 presentation.

2. Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of ExlService Holdings and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The minority interest represents the minority partner’s interest in the operation of Exl India and the profits associated with the minority partner’s interest in those operations, in the consolidated balance sheet and consolidated statement of income, respectively. The minority partner’s interest in the operations for the year ended December 31, 2009 was insignificant.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, future obligations under employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivatives financial instruments, stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.

Foreign Currency Translation

The functional currency of each entity in the Company is its respective local country currency, which is also the currency of the primary economic environment in which it operates unless otherwise specified. Monetary assets and liabilities in foreign currencies are re-measured into functional currency at the rates of exchange

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

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

Revenue is recognized on time-and-material contracts primarily on the basis of full time equivalent employees, including direct and indirect costs, incurred on a client contract. Revenue is recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit mark-up. Revenue is recognized on unit-price based contracts based on the number of specified units of work (such as the number of e-mail responses) delivered to a client. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), the Company monitors such service level parameters to determine if any service credits or penalties have been incurred. Revenue is recognized net of any service credits that are due to a client. The Company has experienced minimal credits and penalties to date.

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

The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date. Accordingly, our accounts receivable include amounts for services that we have performed and for which an invoice has not yet been issued to the client.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

During the year ended December 31, 2009 and 2008, the Company received $5,075 and $436 of contract termination fees. These amounts are included in revenues in the consolidated statements of income.

Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Year ended December 31, 2009	$9,564
Year ended December 31, 2008	$11,807
Year ended December 31, 2007	$7,077

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Pursuant to the Company’s investment policy, its surplus funds are kept as cash or cash equivalents and are invested in highly-rated mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds.

Current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports that will mature on various dates before December 31, 2010.

Non-current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports, amounts in an escrow account related to acquisitions and for demands against pending income tax assessments (see note 16 for details), that will mature on various dates after December 31, 2010.

Investments

The Company’s investments consist of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on such investments is included in interest income. Investments with maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with maturities greater than twelve months from the balance sheet date are classified as long-term investments.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of accounts receivables aging and prior collection experience to estimate the ultimate collectability of these receivables.

Accounts receivable include unbilled accounts receivable which represents revenue for services performed but yet to be billed to the client. As on December 31, 2009 and 2008, the Company had $1,000 and $1,292 of unbilled accounts receivable, respectively.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. Equipment held under capital leases is stated at the lower of present value of minimum lease payments at the inception of the leases or its fair value. Advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service before the end of the period are classified as construction in progress.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

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

Depreciation is computed using the straight-line method over the following estimated useful lives of the assets. Depreciation and amortization on equipment held under capital leases and leasehold improvements are computed using the straight-line method over the shorter of the assets’ estimated useful lives or the lease term.

Estimated Useful Life (Years)
Network equipment, cabling and computers	3-5
Buildings	30
Land	—
Leasehold improvements	3-5
Office furniture and equipment	3-7
Motor vehicles	3-4

Business Combinations, Goodwill and Other Intangible Assets

Accounting Standards Codification (“ASC”) topic 850, “Business Combinations” (“ASC No. 850”), requires that the purchase method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. ASC topic 350, “Intangibles—Goodwill and Other” (“ASC No. 350”), all assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units.

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

Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

The Company’s definite lived intangible assets are amortized over their estimated useful lives as listed below using a straight-line method or a method of amortization that reflects the pattern in which the economic benefits of the intangibles assets were consumed or otherwise realized:

Customer relationships	1-3 years
Trademarks	1.5 years
Non-compete agreements	1 year

Derivative Financial Instruments.

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

The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic No. 815, “Derivatives and Hedging” (“ASC No. 815”). Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) (“AOCI”) until the hedged transactions occur and at that time are recognized in the consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain/(loss). The Company also uses derivatives instruments consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss).

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

Retirement Benefits

Contributions to defined contribution plans are charged to consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. In accordance with ASC No. 715, “Compensation Retirement Benefit” (“ASC No. 715”), the liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences in accordance with ASC topic 710, “Compensation-General” (“ASC No. 710”).

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

Share-Based Compensation

The Company follow guidance under ASC topic 718, “Compensation—Stock Compensation” (“ASC No. 718”), which requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. The Company recognized these compensation costs, net of an estimated forfeiture rate over the requisite service period of the award.

Income Taxes

The Company accounts for income taxes in accordance with ASC topic 740, “Income Taxes” (“ASC No. 740”). Under ASC No. 740, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period in which the change is identified. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC No. 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC No. 740. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will be more likely than not sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are being included in provision for income-tax expense in the consolidated statements of income.

Financial Instruments and Concentration of Credit Risk

Financial Instruments. For certain financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and other current liabilities, recorded amounts approximate fair value due to the relatively short maturity periods of such instruments.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, time deposits, accounts receivable and derivative financial instruments. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to the Company’s investment policy, its surplus funds are maintained as cash or cash equivalents and are invested in highly-rated mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds. Trade accounts receivable are incurred pursuant to contractual terms with customers. Credit losses on accounts receivable have not been material because of a large concentration of revenues with a small number of large, established companies. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

During the year ended December 31, 2009, two customers accounted for 21% and 13% respectively, of the Company’s total revenues. During the year ended December 31, 2008, two customers accounted for 23% and 11%, respectively, of the Company’s total revenues. During the year ended December 31, 2007, two customers accounted for 29% and 14% respectively, of the Company’s total revenues.

As of December 31, 2009, two customers accounted for 19% and 17% respectively, of the Company’s total accounts receivable. As of December 31, 2008, two customers accounted for 25% and 13% respectively, of the Company’s total accounts receivable.

Earnings Per Share

Basic earnings per share are computed by dividing net income to common stockholders by the weighted average number of common shares outstanding during each period. In determining the income to common stockholders, net income from continuing operations has been reduced by dividends and accretion on preferred stock. Diluted earnings per share are computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents issued and outstanding at the reporting date. Stock options, restricted stock and restricted stock units that are anti-dilutive are excluded from the computation of weighted average shares outstanding.

Any cash or in-kind dividends paid with respect to unvested shares of restricted stock and restricted stock units are withheld by the Company and paid to the holder of such shares of restricted stock, without interest, only if and when such shares of restricted stock and restricted stock units vest. Any unvested shares of restricted stock and restricted stock units are immediately forfeited without consideration upon the termination of holder’s employment with the Company or its affiliates. Accordingly, the Company’s unvested restricted stock and restricted stock units do not include non-forfeitable rights to dividends or dividend equivalents and are therefore not considered as participating securities for purposes of earnings per share calculations pursuant to the two-class method. However, the Company’s vested restricted stock units against which the underlying common stock has not been issued, contain non-forfeitable rights to dividends or dividend equivalents and are therefore after vesting considered as participating securities for the purposes of computing basic earnings per share pursuant to the two-class method. Application of this treatment had an insignificant effect.

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2009	2008	2007
Numerators:
Net income:
Continuing operations	$15,792	$11,137	$17,575
Discontinued operations	(139)	3,271	9,469

	$15,653	$14,408	$27,044

Denominators:
Basic weighted average common shares outstanding	28,963,770	28,811,040	28,480,033
Dilutive effect of share based awards	454,140	401,005	711,166

Diluted weighted average common shares outstanding	29,417,910	29,212,045	29,191,199

Weighted average common shares considered anti-dilutive in computing diluted earnings per share	2,193,147	1,537,124	498,000

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

Accumulated Other Comprehensive Income/(Loss)

ASC topic 220, “Reporting Comprehensive Income” (“ASC No. 220”), establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income/(loss) consists of net earnings/(loss), amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC No. 815. Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract. The balances of different components as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Cumulative translation adjustments	$(4,977)	$(8,003)
Unrealized gain/(loss) on cash flow hedges, net of taxes $566 and $0	1,842	(6,281)
Retirement benefits, net of taxes $136 and $0	(380)	(207)

Accumulated other comprehensive income/(loss)	$(3,515)	$(14,491)

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update on its consolidated financial statements.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was principally codified into ASC topic 105 “Generally Accepted Accounting Standards” (ASC No. 105). This standard will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. This guidance is effective for interim and annual periods ending after September 15, 2009. As ASC No. 105 was not intended to change existing accounting guidance, its adoption did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC topic 855-10 “Subsequent events”, which is effective for interim and annual periods ending after June 15, 2009. The guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See note 18 for further details.

In April 2009, the FASB amended the authoritative guidance on financial instruments to require disclosures about fair value of financial instruments in interim as well as in annual financial statements of publicly traded companies. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Because the guidance applies only to financial statement disclosures, the adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See note 6 for further details.

In December 2007, the FASB issued new accounting guidance for business combinations. The new accounting guidance changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company acquired a 100% stake in Schneider Logistics Europe S.R.O. (“Schneider SRO”) on July 3, 2009. The acquisition was accounted for in accordance with this new accounting guidance. See note 5 for further details.

In December 2007, the FASB issued ASC topic 810-10-65 “Consolidation—Transition and Open Effective Date Information”. ASC topic 810-10 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC topic 810-10-65 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statements of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

3. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the years ended December 31, 2009 and 2008 are as follows:

	Three months ended
2009	March 31	June 30	September 30	December 31	Full Year
Revenues	$40,986	$42,385	$48,186	$59,438	$190,995
Gross profit	16,630	16,558	19,383	29,035	81,606
Income from continuing operations	3,022	1,252	3,994	7,524	15,792
Income/(loss) from discontinued operations	(139)	—	—	—	(139)
Net income	$2,883	$1,252	$3,994	$7,524	$15,653
Basic EPS:
Continuing operations	$0.10	$0.04	$0.14	$0.26	$0.55
Discontinued operations	$—	$—	$—	$—	$—
Diluted EPS:
Continuing operations	$0.10	$0.04	$0.14	$0.25	$0.54
Discontinued operations	$—	$—	$—	$—	$—
Weighted-average number of shares used in computing earnings per share:
Basic	28,843,190	28,906,052	28,930,344	29,044,346	28,963,770
Diluted	29,079,675	29,159,547	29,368,390	29,932,880	29,417,910
Note:
Stock compensation expense–Cost of revenues	$301	$454	$341	$309	$1,405
Stock compensation expense–SG&A	$1,238	$1,520	$1,535	$1,395	$5,688
Amortization of intangibles	$—	$—	$84	$83	$167

	Three months ended
2008	March 31	June 30	September 30	December 31	Full Year
Revenues	$44,431	$47,015	$46,573	$43,695	$181,714
Gross profit	15,797	16,793	18,527	18,161	69,278
Income from continuing operations	4,715	2,598	374	3,450	11,137
Income/(loss) from discontinued operations	2,085	2,667	(1,450)	(31)	3,271
Net income/(loss)	$6,800	$5,264	$(1,075)	$3,419	$14,408
Basic EPS:
Continuing operations	$0.16	$0.09	$0.01	$0.12	$0.39
Discontinued operations	$0.07	$0.09	$(0.05)	$—	$0.11
Diluted EPS:
Continuing operations	$0.16	$0.09	$0.01	$0.12	$0.38
Discontinued operations	$0.07	$0.09	$(0.05)	$—	$0.11
Weighted-average number of shares used in computing earnings per share:
Basic	28,757,077	28,799,510	28,846,137	28,839,729	28,811,040
Diluted	29,292,838	29,351,038	29,127,304	29,075,293	29,212,045
Note:
Stock compensation expense–Cost of revenues	$133	$455	$396	$128	$1,112
Stock compensation expense–SG&A	$856	$1,432	$1,155	$723	$4,166
Amortization of intangibles	$212	$221	$51	$50	$534

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

4. Segment Information

The Company is organized around its outsourcing services and transformation services segments. The chief operating decision maker generally reviews financial information at the consolidated statement of income level but does not review any information except for revenues and cost of revenues of the individual segments. Therefore, the Company does not allocate or evaluate operating expenses, interest expense or income, capital expenditures, and income taxes to its operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by segment.

Revenues and cost of revenues for each of the years ended December 31, 2009, 2008 and 2007, for outsourcing services and transformation services segments, respectively, are as follows:

	Year ended December 31, 2009			Year ended December 31, 2008
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$152,638	$38,357	$190,995	$138,770	$42,944	$181,714
Cost of revenues (exclusive of depreciation and amortization)	83,064	26,325	109,389	85,197	27,239	112,436

Gross profit	$69,574	$12,032	$81,606	$53,573	$15,705	$69,278

Operating expenses			57,205			53,613
Other Income / (expense)			(4,906)			(5,868)
Income tax provision / (benefit)			3,703			(1,340)

Income from continuing operations			15,792			11,137
Income/(loss) from discontinued operations, net of taxes			(139)			3,271

Net income			$15,653			$14,408

	Year ended December 31, 2007
	Outsourcing Services	Transformation Services	Total
Revenues	$120,907	$31,126	$152,033
Cost of revenues (exclusive of depreciation and amortization)	78,219	21,893	100,112

Gross profit	$42,688	$9,233	$51,921

Operating expenses			47,107
Other Income / (expense)			11,787
Income tax provision / (benefit)			(974)

Income from continuing operations			17,575
Income from discontinued operations, net of taxes			9,469

Net income			$27,044

5. Business Combinations, Goodwill and Intangible Assets

On July 3, 2009, the Company acquired a 100% stake in Schneider SRO, which is located in Olomouc, the Czech Republic, for a cash consideration of approximately $3,529 (net of cash acquired of $942), including post-closing adjustments. Schneider SRO provides complex transaction processing services to its clients in Europe and the U.S. The acquisition provides the Company with multi-lingual delivery capabilities and a cost effective delivery location in Eastern Europe.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

The Company made an allocation of the purchase price to the tangible and intangible assets and liabilities acquired, based on their fair values, including approximately $2,062 to non-tax deductible goodwill and $794 to intangible assets, principally customer relationships. The intangible assets are being amortized over a weighted average life of 3 years. The Company recognized acquisition related costs of approximately $150 related to this transaction and are included in the general and administrative expenses in the consolidated statements of income.

On November 4, 2009, the Company entered into an asset purchase agreement with American Express pursuant to which the Company acquired the operations of the American Express Global Travel Service Center, a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. American Express is an existing client of the Company. The purchase price of the transaction is approximately $29 million, subject to certain post-closing adjustments. The purchase price was paid in cash using cash on hand and the transaction closed on March 1, 2010. See note 18 for further details.

Goodwill

Following are details of the Company’s goodwill balance as of December 31, 2009:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2008	$—	$16,785	$16,785
Goodwill arising from acquisition	987	—	987
Allocation of Goodwill to discontinued operations	(178)	—	(178)
Foreign currency translation	(37)	—	(37)

Balance at December 31, 2008	$772	$16,785	$17,557
Goodwill arising from acquisition	2,062	—	2,062

Balance at December 31, 2009	$2,834	$16,785	$19,619

Based on the results of its first step impairment tests performed during the year ended December 31, 2009, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event the Company records an impairment loss in the future, such amount will not be deductible for tax purposes.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	Year ended December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relations	$794	$(167)	$627

	$794	$(167)	$627

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

	Year ended December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Marks	$330	$(330)	$—
Customer Relations	1,554	(1,554)	—
Non-compete agreements	1,460	(1,460)	—

	$3,344	$(3,344)	$—

Amortization expense for the year ended December 31, 2009, 2008 and 2007 was $167, $534 and $1,630, respectively. The estimated amortization of intangible assets for the years ending December 31, 2010, 2011 and 2012 is $329, $230 and $68, respectively.

6. Fair Value Measurements

ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC No. 820”) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

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

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2009. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$117,370	$—	$—	$117,370
Derivative financial instruments	—	2,470	—	2,470

Total	$117,370	$2,470	$—	$119,840

Liabilities	—	—	—	—

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

Derivative Financial Instrument: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See note 7 for further details on Derivatives and Hedge Accounting.

7. Derivatives and Hedge Accounting

The Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company’s primary exchange rate exposure is to the U.K. pound sterling and the Indian rupee. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. These derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and Hedging” (“ASC No. 815”). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency.

The Company had outstanding foreign exchange contracts totaling $90,000 and GBP 7,662 as of December 31, 2009 and totaling $110,182 and GBP 30,320 as of December 31, 2008. The Company estimates that approximately $1,451 of net derivative gains included in accumulated other comprehensive income could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of December 31, 2009. At December 31, 2009, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty-six months.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the year ended December 31, 2009. For the year ended December 31, 2008, ($995) were reclassified from AOCI into earnings because it was not probable that the forecasted transaction would occur.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments:

	December 31, 2009	December 31, 2008
Accrued expense and other current liabilities:
Foreign currency exchange contracts	$—	$5,411
Non-current liabilities:
Foreign currency exchange contracts	$—	$770
Other current assets:
Foreign currency exchange contracts	$1,451	$—
Other assets:
Foreign currency exchange contracts	$957	$—

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

Derivatives not designated as hedging instruments:

	December 31, 2009	December 31, 2008
Other current assets:
Foreign currency exchange contracts	$62	$—
Accrued expense and other current liabilities:
Foreign currency exchange contracts	$—	$223

The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income for the years ended December 31, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2009	2008		2009	2008		2009	2008
Foreign exchange contracts	$1,725	$(15,641)	Foreign exchange gain / (loss)	$(6,398)	$(3,671)	Foreign exchange gain / (loss)	$(118)	$(3,207)

Derivatives not designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2009	2008
Foreign exchange contracts	Foreign exchange gain / (loss)	$220	$2,509

8. Fixed Assets:

Fixed assets consist of the following:

	December 31, 2009	December 31, 2008
Network equipment, cabling and computers	$36,313	$32,026
Buildings	1,709	1,633
Land	1,118	1,068
Leasehold improvements	13,361	11,417
Office furniture and equipment	5,264	4,180
Motor vehicles	965	888
Construction in progress	1,046	1,033

	59,776	52,245
Less: Accumulated depreciation and amortization	(35,812)	(27,727)

	$23,964	$24,518

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

Depreciation and amortization expense excluding amortization of acquisition related intangibles for the years ended December 31, 2009, 2008 and 2007 was $11,238, $10,622 and $7,582, respectively.

Construction in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet ready to be placed in service. The cost and accumulated amortization of assets under capital leases at December 31, 2009 were $500 and $228, respectively, and at December 31, 2008 were $447 and $154, respectively.

9. Capital Structure

Common Stock

Prior to the Company’s October 2006 initial public offering, the Company had Series A common stock and Series B common stock issued and outstanding. Holders of Series A common stock had one vote for each share held with respect to all matters voted on by the stockholders of the Company. Holders of Series B common stock did not have any voting rights. In connection with the October 2006 initial public offering all outstanding shares of Series B common stock of the Company converted automatically into shares of Series A common stock (the “Conversion”). In addition, immediately prior to the consummation of the offering, the Company increased its total authorized number of shares of capital stock and effected a two-for-one stock split (the “Stock Split”). As a result of the October 2006 initial public offering, the Company only has one class of common stock outstanding.

During the year ended December 31, 2009, the Company acquired 4,329 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $39. The purchase price of $9.08 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock. During the year ended 2008, the Company acquired 16,541 shares of common stock from employees for a total consideration of $246.

During the year ended December 31, 2009 and 2008, the Company purchased 5,621 and 56,849 shares, respectively, of its common stock for an aggregate purchase price of approximately $34 and $340 respectively, excluding commissions, representing an average purchase price per share of $6.11 and $5.97. These shares were purchased as part of the share repurchase program that authorized the purchase of up to $10,000 of the Company’s outstanding common stock on or prior to November 2009. Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

10. Employee Benefit Plans

The Company’s Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plan are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

The benefit obligation has been measured as of December 31, 2009. The following table sets forth the activity and the funded status of the Gratuity Plan and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	December 31,
	2009	2008
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$1,101	$1,239
Impact of change in measurement date	—	70
Service cost	284	308
Interest cost	115	104
Benefits paid	(139)	(257)
Divestiture	—	(211)
Actuarial loss	376	113
Effect of exchange rate changes	67	(265)

Projected benefit obligation at the end of the year	$1,804	$1,101

Unfunded amount–non-current	$1,282	$620

Unfunded amount–current	$522	$481

Total Accrued liability	$1,804	$1,101

Accumulated benefit obligation	$1,396	$897

Net gratuity cost includes the following components:

	December 31,
	2009	2008	2007(a)
Service cost	$284	$265	$322
Interest cost	115	89	49
Actuarial loss	73	136	16

Net gratuity cost	$472	$490	$387

(a)	Amounts include NCOP

The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $163. The components of accumulated other comprehensive income that has not been recognized as components of net gratuity cost in the statement of income as of December 31, 2009 is as follows:

	December 31,
	2009	2008
Net actuarial loss	$371	$207
Net prior service cost	9	—

Accumulated other comprehensive loss, net of tax	$380	$207

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	December 31,
	2009	2008	2007(a)
Discount rate	6.1%	10.0%	8.7%
Rate of increase in compensation levels	8.0%	8.0%	8.0%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments during the year ending December 31,
2010	$522
2011	$576
2012	$607
2013	$577
2014	$547
2015 to 2019	$1,408

The Company maintains both the Exl Service Inc. 401(k) Plan and the Inductis 401(k) Profit Sharing Plan, (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986 covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plans amounted to $171, $342 and $380 during the years ended December 31, 2009, 2008 and 2007, respectively.

During the years ended December 31, 2009, 2008 and 2007, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines and the Czech Republic. Contributions during the year ended December 31, 2009 include $361 for employees in the Czech Republic.

Year ended December 31, 2009	$2,378
Year ended December 31, 2008	$1,892
Year ended December 31, 2007	$1,694

11. Leases

The Company leases motor vehicles for certain of its employees. Such leases are recorded as capital leases. Future minimum lease payments under these capital leases at December 31, 2009 are as follows:

Year ending December 31,
2010	$162
2011	99
2012	48

Total minimum lease payments	309
Less: amount representing interest	28

Present value of minimum lease payments	281
Less: current portion	144

Long term capital lease obligation	$137

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are as follows:

Year ending December 31,
2010	$3,541
2011	2,824
2012	1,406
2013	1,139
2014	634
2015 and thereafter	2,329

$11,873

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $5,854, $5,384 and $3,330 for the years ended December 31, 2009, 2008 and 2007, respectively. Deferred rent as of December 31, 2009 and 2008 was $1,437 and $1,537 respectively and are included in “Accrued expenses and other current liabilities” in the consolidated balance sheets.

12. Income Taxes

The components of income from continuing operations before income taxes consist of the following:

	Year ended December 31,
	2009	2008	2007
Domestic	$3,332	$(5,927)	$(4,084)
Foreign	16,163	15,724	20,685

	$19,495	$9,797	$16,601

The income tax provision/(benefit) relating to continuing operations consists of the following:

	Year ended December 31,
	2009	2008	2007
Current provision:
Domestic	$4,629	$—	$—
Foreign	7,474	725	2,789

	$12,103	$725	$2,789

Deferred benefit:
Domestic	$(1,596)	$(1,820)	$(1,349)
Foreign	(6,804)	(245)	(2,414)

	$(8,400)	$(2,065)	$(3,763)

Income tax benefit	$3,703	$(1,340)	$(974)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	December 31,
	2009	2008	2007
Expected tax provision	$6,823	$3,429	$5,810
Change in valuation allowance	710	93	721
Deferred tax benefit	(2,161)	194	(3,116)
Impact of tax holiday	(3,113)	(5,728)	(4,899)
State taxes, net of Federal taxes	269	(37)	(63)
Non-deductible non-cash compensation	962	639	506
Others	213	70	67

Tax provision/(benefit)	$3,703	$(1,340)	$(974)

The fiscal year under the Indian Income Tax Act ends on March 31. Certain facilities leased by the Company’s Indian subsidiaries qualify for an exemption from corporate tax under section 10A or 10B of the Indian Income Tax Act. This exemption is available for a period of ten consecutive years beginning with the financial year in which the facility begins to manufacture or produce eligible goods and services. During the year ended December 31, 2009, the Indian government effected further amendments to the Indian Income Tax Act and extended the tax holiday for eligible units to March 31, 2011. After the expiration of the tax holiday period for some of the facilities leased by the Company’s Indian subsidiaries on April 1, 2010, any profits generated from the services provided from such facilities will be fully taxable. For the years ended December 31, 2009, 2008 and 2007, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $3,113, $5,728 and $4,899, respectively, and increase diluted earnings per share by $0.11, $0.20 and $0.17, respectively.

The components of the deferred tax balances as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Tax credit carry forward	$4,269	$2,109
Depreciation and amortization	4,215	3,515
Share-based compensation	4,673	3,237
Accrued employee costs and other expenses	1,720	411
Net operating loss carry forwards	688	—
Unrealized exchange loss	498	810
Deferred rent	255	263
Allowance for doubtful debts	108	54
Others	17	59

	$16,443	$10,458
Valuation allowance	(2,254)	(4,010)

Deferred tax assets	$14,189	$6,448

Deferred tax liabilities:
Intangible assets	$269	$—
Unrealized exchange gain on cash flow hedges	566	—

Deferred tax liabilities:	$835	$—

Net deferred tax assets	$13,354	$6,448

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

At December 31, 2009, the Company performed an analysis of the deferred tax asset valuation allowance for certain units of its Indian subsidiaries. Previously, the Company believed that there was uncertainty relating to the possible extension of the tax holiday for certain units and accordingly determined that it was more likely than not that the Company’s deferred tax assets were not going to be utilized due to the tax holiday and possible extension of that tax holiday. Accordingly, a full valuation allowance offsetting these deferred tax assets was recorded. Due to the recent amendments of the Indian Income Tax Act mentioned above, the Company released the valuation allowance relating to those units and recognized an income tax benefit of $4,008 in the consolidated statement of income for the year ended December 31, 2009. The Company continues to record a valuation allowance on deferred tax assets pertaining to those units of the Company’s subsidiaries for which the tax holiday period is definitively extended. The valuation allowance as of December 31, 2009 and December 31, 2008 was approximately $2,254 and $4,010, respectively.

Pursuant to changes in the Indian Income Tax Act from April 1, 2007, the Company has calculated its tax liability after considering the Minimum Alternate Tax (“MAT”). Amounts paid toward MAT can be carried forward and set off against future tax liabilities. In accordance with ASC topic 740 “Income Taxes” (“ASC No. 740”) a deferred tax asset of $4,269 and $2,109 has been recognized as of December 31, 2009 and 2008, respectively with respect to such payments.

At December 31, 2009 and 2008, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical. Those earnings totaled $69,449 and $53,286 as of December 31, 2009 and 2008, respectively.

The Company’s provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC No. 740 as well as the related net interest. Tax exposures can involve complex issues and may require extended periods to resolve. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

The following summarizes the activity related to the gross unrecognized tax benefits from January 1, 2009 through December 31, 2009:

Balance as of January 1, 2009	$—
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	4,060
Effect of exchange rate changes	96

Balance as of December 31, 2009	$4,156

The unrecognized tax benefits as of December 31, 2009 of $4,156, if recognized, would impact the effective tax rate.

Interest and penalties during the year ended December 31, 2009 were insignificant. The unrecognized tax benefits may increase or decrease in the next 12 months depending on the Company’s tax positions.

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

In 2006, the Company instituted the ExlService Holdings, Inc. 2006 Omnibus Award Plan (the “2006 Plan”) which replaced the 2003 Plan. The 2006 Plan covers all the employees of the Company. Under the 2006 Plan, the Committee may grant awards of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

The Committee determines which employees are eligible to receive the equity awards, the number of equity awards to be granted, the exercise price, the vesting period and the exercise period. The vesting period for the equity award issued is determined on the date of the grant and is non-transferable during the life of the equity award. The options expire ten years from the date of grant and generally vest incrementally over a period of four years from the date of grant with 10% vesting at the end of year one, 20% vesting at the end of year two, 30% vesting at the end of year three and 40% vesting at the end of year four. Pursuant to the 2006 Plan, the Company

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

reserved 3,399,384 shares of common stock (in addition to the available pool of 329,854 shares from the 2003 plan) for the granting of equity awards. If an employee resigns or is terminated, the employee must exercise any vested options within 90 days after termination or the vested options are forfeited. At a special meeting of the Company’s stockholders held on January 29, 2009, the Company’s stockholders approved, among other things, an amendment to the 2006 Plan to increase the number of shares of its common stock issuable there under by 4,000,000 shares, which brought the total number of shares reserved under the plan to 7,729,238.

Effective January 1, 2006, the Company adopted guidance under ASC topic 718, using the modified prospective method of transition. Under the provisions of this guidance, the estimated fair value of share-based awards granted under stock incentive plans is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of this guidance for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

The following costs related to the Company’s stock-based compensation plan are included in the consolidated statement of income:

	Year ended December 31,
	2009	2008	2007
Cost of Revenue	$1,405	$1,112	$1,118
General and Administrative expenses	3,456	2,719	2,475
Selling and Marketing expenses	2,232	1,447	714

Total	$7,093	$5,278	$4,307

Effective April 1, 2007 the Indian government enacted a Fringe Benefit Tax (“FBT”) on equity compensation. In July 2009, the Indian government abolished the FBT effective April 1, 2009. The FBT was calculated based on the difference between the fair market value as of the vesting date and the exercise price of the equity compensation awards granted to India-based employees. For the years ended December 31, 2009, 2008 and 2007, the Company recorded FBT expense of approximately $179 and $234 and $268, respectively. The Company recovered FBT from its India-based employees, and such recovery was treated as an additional exercise price and was recorded as additional paid-in capital in the consolidated balance sheet. Because the abolition of the FBT resulted in a change in the exercise price of equity-compensation awards granted to its India-based employees, the Company was required to re-compute the fair value of the outstanding stock options and restricted stock as of the date of the modification. For the year ended December 31, 2009, the Company recognized expense of approximately $427 as a result of such modification.

The fair value of each stock option granted to employees not subject to the FBT is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of each stock option granted to employees subject to the FBT was estimated at the date of grant using the Monte Carlo simulation model with the following weighted average assumptions:

	Year ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected life (years)	4.56	5.52	6.25
Risk free interest rate	1.73%	2.43%	4.54%
Volatility	50%	39%	50%

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2006	1,642,190	$10.46
Granted	462,000	21.93
Exercised	(293,715)	5.59
Forfeited	(228,660)	12.40

Outstanding at December 31, 2007	1,581,815	$14.38
Granted	469,000	16.20
Exercised	(37,219)	10.33
Forfeited	(224,845)	16.59

Outstanding at December 31, 2008	1,788,751	$14.67
Granted	1,658,889	8.92
Exercised	(66,204)	12.08
Forfeited	(193,370)	18.13

Outstanding at December 31, 2009	3,188,066	$11.52	$21,999	7.94

Vested and exercisable at December 31, 2009	960,046	$12.15	$6,008	6.60

Available for grant at December 31, 2009	4,211,273

The unrecognized compensation cost for unvested options as of December 31, 2009, is $8,730, which is expected to be expensed over a weighted average period of 2.52 years. The weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $3.52, $6.36 and $11.89, respectively. The total grant date fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $3,147, $1,815 and $1,251, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $290, $381 and $4,624, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

The following table summarizes the status of the Company’s stock options outstanding and stock options vested and exercisable at December 31, 2009:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.12 to $0.17	41,376	$0.12	41,376	$0.12
$8.00 to $15.00	2,533,990	9.92	758,810	11.35
$15.01 to $24.00	612,700	18.92	159,860	19.06

Total	3,188,066	$11.52	960,046	$12.15

Subsequent to December 31, 2009, the Company granted 425,450 restricted stock units to its employees and directors and 50,069 stock options to its directors.

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

Any cash or in-kind dividends paid with respect to unvested shares of restricted stock and restricted stock units are withheld by the Company and paid to the holder of such shares of restricted stock, without interest, only if and when such shares of restricted stock and restricted stock units vest. Any unvested shares of restricted stock and restricted stock units are immediately forfeited without consideration upon the termination of holder’s employment with the Company or its affiliates. Accordingly, the Company’s unvested restricted stock and restricted stock units do not include non-forfeitable rights to dividends or dividend equivalents and are therefore not considered as participating securities for purposes of earnings per share calculations pursuant to the two-class method.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Grant Date Fair Value	Number	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2006	267,270	$9.34	16,000	$9.86
Granted	459,600	22.34	20,000	23.47
Vested	(77,766)	9.49	(16,000)	9.86
Forfeited	(48,394)	11.90	—	—

Outstanding at December 31, 2007	600,710	19.14	20,000	23.47
Granted	198,304	18.42	24,000	10.26
Vested	(125,883)	16.40	(20,000)	23.47
Forfeited	(94,885)	15.24	—	—

Outstanding at December 31, 2008	578,246	20.13	24,000	10.26
Granted	12,000	17.72	28,000	14.04
Vested	(157,754)	16.44	(24,000)	10.26
Forfeited	(52,682)	18.74	—	—

Outstanding at December 31, 2009	379,810	$21.78	28,000	$14.04

The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2009, unrecognized compensation cost of $5,942 is expected to be expensed over a weighted average period of 1.81 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the years ended December 31, 2009, 2008 and 2007 was $15.14, $17.72 and $22.39, respectively. The total grant date fair value of restricted stock and restricted units vested during the years ended December 31, 2009, 2008 and 2007 was $2,851, $2,573 and $896, respectively.

Advisory Board Options

During the year ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense/(income) of $80 and ($70) and $187, respectively related to stock options granted to members of the Company’s advisory board. The fair value and related compensation expense will be calculated for the unvested portion of these options at the end of each reporting period until such options are fully vested.

Client Options

In connection with the execution of a five-year services agreement, the Company issued options to purchase 230,200 shares of common stock at an exercise price of $6.25 per share in July 2004 to one of its clients. The options are fully exercisable and expire ten years from the date of grant. The value of the options on the date of issuance, using the Black-Scholes option-pricing model, was approximately $1,792. Such amount is being amortized as a reduction in revenue over the five-year term of the services agreement which expired in March 2009. Amortization for the year ended December 31, 2009, 2008 and 2007 was $60, $358 and $358, respectively.

14. Related Party Transactions

On January 15, 2008, the Company acquired net assets for a consideration of $1,508 plus contingent consideration earned during the year ended December 31, 2008 of $460 for a total of $1,968 from a company controlled by entities related to the Oak Hill Partnerships. The Company recorded expenses of $0, $0 and $2,336

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

for years ended December 31, 2009, 2008 and 2007, respectively, for transition services performed by the seller prior to acquisition. The Company also recorded an acquisition related cost of $78 during the year ended December 31, 2007. As of December 31, 2009 and December 31, 2008, the Company had no accounts payable related to these services.

The Company provides transformation services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. was indirectly owned by entities related to Oak Hill Capital Partners, one of the Company’s significant stockholders. The Company recognized revenue of approximately $537, $628 and $780 in the years ended December 31, 2009, 2008 and 2007, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. At December 31, 2009 and December 31, 2008, the Company had an account receivable of $43 and $89, respectively, related to these services.

The Company provides services to Oak Hill Capital Partners, one of the Company’s significant stockholders. The Company recognized revenue of approximately $32, $0 and $0 during the years ended December 31, 2009, 2008 and 2007, respectively, for fees and expense reimbursements from Oak Hill Capital Partners. At December 31, 2009 and December 31, 2008, the Company had an account receivable of $13 and $0, respectively, related to these services.

15. Geographical Information

	Year ended December 31,
	2009	2008	2007
Revenues
United States	$121,907	$102,569	$82,063
United Kingdom	64,697	77,806	69,527
Rest of world	4,391	1,339	443

	$190,995	$181,714	$152,033

	Year ended December 31,
	2009	2008
Fixed assets, net
India	$18,768	$19,235
United States	1,036	1,182
Philippines	3,262	3,995
Rest of world	898	106

	$23,964	$24,518

16. Commitments and Contingencies

Fixed Asset Commitments

At December 31, 2009, the Company has committed to spend approximately $3,137 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

Other Commitments

The Company’s delivery centers in India have been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

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

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received following assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of the assessment orders as of December 31, 2009 are as below:

Entity	Tax Year	Issue	Amount Demanded	Amount Deposited
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2,100	$2,100

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2,000	$2,000

Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$5,200	$1,600

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3,200	$1,700

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$100	$—

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$700	$400

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India for the 2003-04 and 2004-05 tax years and partial amounts with respect to the assessment orders received by Exl India for 2005-06 tax year and by Exl Inc. for the 2003-04, 2004-05 and 2005-06 tax years. There is a likelihood that the Company might receive similar orders for subsequent years until the above disputes are resolved. Amounts paid as deposits in respect of the assessments described above, totaling approximately $7,800 and $5,800 as of December 31, 2009 and December 31, 2008, respectively, are included in “Other assets” in the Company’s consolidated balance sheet.

In order to resolve the outstanding transfer pricing and permanent establishment tax disputes with the Indian tax authorities, the Company has filed requests with the competent authorities in the U.S. to invoke a Mutual Agreement Procedure, or MAP, under the United States – India Tax Treaty. As a result of commencing the MAP, the competent authorities in the U.S. will work with the competent authorities in India to propose a resolution to the outstanding tax disputes. The proposed resolution is not binding on the Company. As required by the MAP, the Company obtained bank guarantees of approximately $2,900 in April 2009 to stop the collection of outstanding tax demands by the Indian tax authorities and interest for the assessment orders received by Exl Inc. for the 2003-04, 2004-05 and 2005-06 tax years. Subsequent to December 31, 2009, the Company also obtained bank guarantee of approximately $3,500 with respect to the assessment orders received by Exl India for the 2005-06 tax year. If additional assessment orders are received for subsequent years, the Company may invoke the MAP for such orders and would be required to obtain additional bank guarantees.

17. Discontinued Operations

On August 11, 2008, the Company completed the sale of all of its shares of NCOP to Aviva Global Services Singapore Pte Ltd. The Company received consideration totaling approximately $3,430 ($1,982 in the year ended December 31, 2008 and $1,448 in the year ended December 31, 2009).

The following table shows the major categories for discontinued operations in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Operations:
Revenues	$—	$16,398	$27,857

Income / (Loss) from discontinued operations	$(180)	7,235	12,552
Income tax provision / (benefit)	$(41)	2,575	3,083

	$(139)	$4,660	$9,469

Disposal:
Loss on disposal of discontinued operations	$—	$(515)	$—
Income tax provision	—	874	—

	$—	$(1,389)	$—

Income / (Loss) from discontinued operations, net of taxes	$(139)	$3,271	$9,469

Diluted earnings per share	$—	$0.11	$0.32

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

(In thousands, except share and per share amounts)

18. Subsequent Events

On March 1, 2010, the Company completed the acquisition from American Express of the operations of the American Express Global Travel Service Center, a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The aggregate purchase price was approximately $29 million, which was paid by the Company in cash using cash on hand.

The Company evaluated subsequent events through March 16, 2010.