Form 10-Q
period 2010-03-31
ExlService Holdings, Inc.
filed 2010-05-10
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

As of April 30, 2010, there were 29,168,714 shares of the registrant’s common stock outstanding (excluding 252,502 shares held in treasury and 270,012 shares of restricted stock), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,240	$132,215
Short-term investments	2,244	4,009
Restricted cash	298	65
Accounts receivable, net of allowance for doubtful accounts of $626 at March 31, 2010 and $262 at December 31, 2009	35,094	34,856
Deferred tax assets, net	4,444	4,872
Advance income-tax, net	935	—
Prepaid expenses and other current assets	7,509	5,529

Total current assets	149,764	181,546

Fixed assets, net of accumulated depreciation of $39,670 at March 31, 2010 and $35,812 at December 31, 2009	28,234	23,964
Restricted cash	7,461	3,895
Deferred tax assets, net	6,905	8,482
Intangibles, net of amortization	10,047	627
Goodwill	40,839	19,619
Other assets	13,781	11,487

Total assets	$257,031	$249,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,145	$5,345
Deferred revenue	3,585	4,745
Accrued employee cost	11,452	16,020
Income taxes payable	—	543
Accrued expenses and other current liabilities	13,301	11,674

Total current liabilities	31,483	38,327

Non-current Liabilities	7,218	5,575

Total liabilities	38,701	43,902

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,339,538 shares issued and 29,092,508 shares outstanding as of March 31, 2010 and 29,278,103 shares issued and 29,031,073 shares outstanding as of December 31, 2009.	29	29
Additional paid-in capital	126,582	124,493
Retained earnings	91,297	85,674
Accumulated other comprehensive income/(loss)	1,378	(3,515)

	219,286	206,681

Less: 247,030 shares as of March 31, 2010 and December 31, 2009, held in treasury, at cost	(976)	(976)

ExlService Holdings, Inc. stockholders’ equity	218,310	205,705
Noncontrolling interest	20	13

Total stockholders’ equity	218,330	205,718

Total liabilities and stockholders’ equity	$257,031	$249,620

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2010	2009
Revenues	$54,489	$40,986
Cost of revenues (exclusive of depreciation and amortization)	31,485	24,356

Gross profit	23,004	16,630

Operating expenses:
General and administrative expenses	9,305	6,733
Selling and marketing expenses	4,150	3,184
Depreciation and amortization	3,073	2,430

Total operating expenses	16,528	12,347

Income from continuing operations	6,476	4,283
Other income/(expense):
Foreign exchange gain/(loss)	606	(1,309)
Interest and other income, net	418	311

Income from continuing operations before income taxes	7,500	3,285
Income tax provision	1,877	263

Income from continuing operations	5,623	3,022
Income/(loss) from discontinued operations, net of taxes	—	(139)

Net income	$5,623	$2,883

Earnings per share:
Basic	$0.19	$0.10
Diluted	$0.19	$0.10
Weighted-average number of shares used in computing earnings per share:
Basic	29,128,741	28,843,190
Diluted	30,157,956	29,079,675

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$5,623	$2,883
Loss from discontinued operations, net of taxes	—	139
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,073	2,430
Share-based compensation expense	1,828	1,539
Non-employee stock options	—	71
Unrealized foreign exchange (gain)/loss	599	(373)
Deferred income taxes	(1,000)	(758)
Noncontrolling interest	7	—
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(3,582)	(4)
Accounts receivable	(317)	2,491
Prepaid expenses and other current assets	926	(698)
Accounts payable	(161)	67
Deferred revenue	(1,166)	(27)
Accrued employee costs	(5,660)	(7,545)
Accrued expenses and other liabilities	1,269	(2,249)
Income taxes payable	(1,472)	(36)
Other assets	(818)	830

Net cash used for operating activities	(851)	(1,240)

Cash flows from investing activities
Purchase of fixed assets	(5,385)	(5,013)
Business acquisition	(29,122)	—
Proceeds from redemption of short-term investment	1,843	—
Proceeds from sale of discontinued operations	—	1,448

Net cash used for investing activities	(32,664)	(3,565)

Cash flows from financing activities
Principal payments on capital lease obligations	(36)	(27)
Proceeds from exercise of stock options	261	—
Acquisition of treasury stock	—	(45)

Net cash provided by/(used for) financing activities	225	(72)

Effect of exchange rate changes on cash and cash equivalents	315	(702)

Net increase/(decrease) in cash and cash equivalents	(32,975)	(5,579)

Cash and cash equivalents, beginning of period	132,215	112,174

Cash and cash equivalents, end of period	$99,240	$106,595

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of such statements for these periods. The unaudited consolidated statements of income for the interim periods presented are not necessarily indicative of the results for the full year or for any subsequent period.

Certain amounts in the prior year’s financial statements and related notes have been reclassified to conform to the 2010 presentation.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the financial statements of ExlService Holdings and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The minority interest represents the minority partner’s interest in the operation of exlService.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the unaudited consolidated balance sheet and unaudited consolidated statement of income, respectively. The minority partner’s interest in the operations for the three months ended March 31, 2010 and 2009 was $7 and $0, respectively, and is included under general and administrative expenses in the unaudited consolidated statements of income.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, future obligations under employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board (“FASB”) issued Update No. 2010-6, “Improving Disclosures about Fair Value Measurement” (“ASU 2010-6”) to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The adoption of this new guidance did not have a material impact on the Company’s unaudited consolidated financial statements. See Note 6 for further details.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company has chosen to adopt the new guidance from January 1, 2011. Currently there is no impact from the adoption of ASU 2009-13 as the Company currently does not have any multiple-deliverable revenue arrangements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

3. Earnings Per Share

Basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents issued and outstanding at the reporting date, using the treasury stock method. Stock options, restricted stock and restricted stock units that are anti-dilutive are excluded from the computation of weighted average shares outstanding.

Any cash or in-kind dividends paid with respect to unvested shares of restricted stock and restricted stock units are withheld by the Company and paid to the holder of such shares of restricted stock, without interest, only if and when such shares of restricted stock and restricted stock units vest. Any unvested shares of restricted stock and restricted stock units are immediately forfeited without consideration upon the termination of holder’s employment with the Company or its affiliates. Accordingly, the Company’s unvested restricted stock and restricted stock units do not include non-forfeitable rights to dividends or dividend equivalents and are therefore not considered as participating securities for purposes of earnings per share calculations pursuant to the two-class method. However, the Company’s vested restricted stock units against which the underlying common stock has not been issued, contain non-forfeitable rights to dividends or dividend equivalents and are therefore after vesting considered as participating securities for the purposes of computing basic earnings per share pursuant to the two-class method. Application of this treatment had an insignificant effect on the computation of basic earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2010	2009
Numerators:
Net income available to common shareholders :
Continuing operations	$5,623	$3,022
Discontinued operations	—	(139)

	$5,623	$2,883

Denominators:
Basic weighted average common shares outstanding	29,128,741	28,843,190
Dilutive effect of share based awards	1,029,215	236,485

Diluted weighted average common shares outstanding	30,157,956	29,079,675

Weighted average common shares considered anti-dilutive in computing diluted earnings per share	1,328,643	3,103,074

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

Revenues and cost of revenues for each of the three months ended March 31, 2010 and 2009 for outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$41,590	$12,899	$54,489	$33,393	$7,593	$40,986
Cost of revenues (exclusive of depreciation and amortization)	23,579	7,906	31,485	18,261	6,095	24,356

Gross profit	$18,011	$4,993	$23,004	$15,132	$1,498	$16,630

Operating expenses			16,528			12,347

Other income/(expense)			1,024			(998)

Income tax provision			1,877			263

Income from continuing operations			5,623			3,022
Income/(loss) from discontinued operations, net of taxes			—			(139)

Net income			$5,623			$2,883

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

On March 1, 2010, we acquired the operations of the American Express Global Travel Service Center, a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The purchase price of the transaction, which was paid in cash, was approximately $29,122.

The Company made a preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired, based on their fair values, as mentioned below:

Tangible fixed assets	$2,897
Current assets and liabilities, net	(1,459)
Customer related intangible assets	8,065
Leasehold benefits	1,289
Goodwill	20,672
Deferred tax liabilities, net	(2,342)

$29,122

Under ASC topic 805, “Business Combinations” (“ASC No. 805”), the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of acquisition. The customer relationship is being amortized over a life of ten years and the leasehold benefits are being amortized over the remaining period of the lease (approximately three years).

Goodwill

The following table sets forth details of the Company’s goodwill balance as of March 31, 2010:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2009	$772	$16,785	$17,557
Goodwill arising from acquisition	2,062	—	2,062

Balance at December 31, 2009	2,834	16,785	19,619
Goodwill arising from acquisition	20,672	—	20,672
Currency translation adjustments	548	—	548

Balance at March 31, 2010	$24,054	$16,785	$40,839

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$9,072	$(322)	$8,750
Leasehold benefits	1,323	(26)	1,297

	$10,395	$(348)	$10,047

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$794	$(167)	$627

	$794	$(167)	$627

Amortization expense for the three months ended March 31, 2010 and 2009 was $181 and $0, respectively. The estimated amortization of intangible assets for the years ending March 31, 2011, 2012, 2013, 2014 and 2015 is $1,567, $1,418, $1,269, $896 and $828, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

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

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2010. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$80,900	$—	$—	$80,900
Derivative financial instruments	—	5,729	—	5,729

Total	$80,900	$5,729	$—	$86,629

Liabilities	$—	$—	$—	$—

Derivative Financial Instrument: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See Note 7 for further details.

7. Derivatives and Hedge Accounting

The Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging transactions, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with the Indian rupee. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. These derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and Hedging” (“ASC No. 815”). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency.

The Company had outstanding foreign exchange contracts totaling $105,688 and GBP 8,758 as of March 31, 2010 and totaling $90,000 and GBP 7,662 as of December 31, 2009. The Company estimates that approximately $3,675 of net derivative gains included in accumulated other comprehensive income (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2010. At March 31, 2010, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty-three months.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2010.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:

	March 31, 2010	December 31, 2009
Prepaid expenses and other current assets:
Foreign currency exchange contracts	$3,675	$1,451
Other assets
Foreign currency exchange contracts	$2,039	$957

Derivatives not designated as hedging instruments:

	March 31, 2010	December 31, 2009
Prepaid expenses and other current assets:
Foreign currency exchange contracts	$15	$62

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended March 31, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009

Foreign exchange contracts	$2,955	$(3,926)	Foreign exchange gain/(loss)	$589	$(1,415)	Foreign exchange gain/(loss)	$—	$(42)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2010	2009
Foreign exchange contracts	Foreign exchange gain/(loss)	$975	$(469)

8. Comprehensive Income/(Loss):

The following table sets forth the change in the components of comprehensive income/(loss) for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Net income available to common stockholders	$5,623	$2,883
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges	2,366	(2,511)
Foreign currency translation adjustment	2,513	(2,058)
Retirement benefits	14	26

Total other comprehensive income/(loss)	4,893	(4,543)

Total comprehensive income/(loss)	$10,516	$(1,660)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

9. Employee Benefit Plans

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

Net gratuity cost includes the following components:

	Three months ended March 31,
	2010	2009
Service cost	$125	$65
Interest cost	30	27
Actuarial loss	42	17

Net gratuity cost	$197	$109

The Company maintains both the ExlService Inc. 401(k) Plan and the Inductis 401(k) Profit Sharing Plan, (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986 covering all eligible employees. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plans amounted to $77 and $82 during the three month period ended March 31, 2010 and March 31, 2009, respectively.

During the three months period ended March 31, 2010 and 2009, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania and the Czech Republic:

Three months ended March 31, 2010	$833
Three months ended March 31, 2009	$439

10. Leases

The Company leases motor vehicles for some of its employees. Such leases are recorded as capital leases. Future minimum lease payments under these capital leases at March 31, 2010 are as follows:

Year ending March 31,
2011	$207
2012	103
2013	95

Total minimum lease payments	405
Less: amount representing interest	39

Present value of minimum lease payments	366
Less: current portion	184

Long term capital lease obligation	$182

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending March 31,
2011	$5,501
2012	4,102
2013	3,148
2014	1,292
2015	526
2016 and thereafter	2,199

$16,768

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $1,848 and $1,257 for the three months ended March 31, 2010 and 2009, respectively. Deferred rent as of March 31, 2010 and December 31, 2009 was $1,779 and $1,437, respectively, and is included in “Accrued expenses and other current liabilities” in the unaudited consolidated balance sheet as of March 31, 2010 and the audited balance sheet as of December 31, 2009.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

11. Income Taxes

The Company recorded income tax expense of $1,877 and $263 for the three months ended March 31, 2010 and 2009, respectively. The effective rate of taxes attributable to continuing operations was 25.0% and 8.0% for the three months ended March 31, 2010 and 2009, respectively.

Certain units of the Company’s Indian subsidiaries qualify for an exemption from taxable income under Section 10A or 10B of the Indian Income Tax Act, because their profits are attributable to work performed in Export Processing Zones. This exemption is available for a period of ten consecutive years beginning with the financial year in which the entity begins to manufacture or produce eligible goods and services and originally expired on March 31, 2010. In July 2009, the Indian government extended the tax holiday period by one year from March 31, 2010 to March 31, 2011. The tax holiday period for some of the units of the Company expired on April 1, 2010 and any profits from such units will be fully taxable at the Indian statutory rate, which is 33.22%, resulting in an increase in the overall effective tax rate of the Company.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At March 31, 2010, the Company performed an analysis of the deferred tax asset valuation allowance for certain units of its Indian subsidiaries and net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to record a valuation allowance on deferred tax assets pertaining to such units of the Company’s subsidiaries for which the tax holiday period is currently scheduled to expire on April 1, 2011 and the deferred tax assets on net operating loss carry forwards. The valuation allowance as of March 31, 2010 and December 31, 2009 was approximately $2,406 and $2,254, respectively.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). As of March 31, 2010 and December 31, 2009, deferred income taxes related to the MAT were approximately $5,009 and $4,269, respectively.

The Company’s provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC No. 740, “Income Taxes” (“ASC No. 740”) as well as the related net interest. Tax exposures can involve complex issues and may require an extended period to resolve. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

The following summarizes the activity related to the gross unrecognized tax benefits from January 1, 2010 through March 31, 2010:

Balance as of January 1, 2010	$4,156
Increases related to prior year tax positions
Decreases related to prior year tax positions	—
Increases related to current year tax positions	980
Effect of exchange rate changes	170

Balance as of March 31, 2010	$5,306

The unrecognized tax benefits as of March 31, 2010 of $5,306, if recognized, would impact the effective tax rate.

The Company has recognized interest and penalties of $80 during the three months ended March 31, 2010. The unrecognized tax benefits may increase or decrease in the next 12 months depending on the Company’s tax positions.

12. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2010	2009
Cost of revenue	$389	$301
General and administrative expenses	830	763
Selling and marketing expenses	609	475

Total	$1,828	$1,539

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2010	2009
Dividend yield	0%	0%
Expected life (years)	5.33	4.50
Risk free interest rate	2.64%	1.65%
Volatility	40%	50%

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life(years)
Outstanding at December 31, 2009	3,188,066	$11.52	$21,999	7.94
Granted	60,069	18.24
Exercised	(23,935)	10.92
Forfeited	(6,740)	10.72

Outstanding at March 31, 2010	3,217,460	$11.65	$18,278	7.76

Vested and exercisable at March 31, 2010	1,208,351	$11.94	$6,386	6.84

Available for grant at March 31, 2010	3,735,219

The unrecognized compensation cost for unvested options as of March 31, 2010 is $8,226, which is expected to be expensed over a weighted average period of 2.26 years. The weighted-average fair value of options granted during the three months ended March 31, 2010 and 2009 was $7.44 and $3.42, respectively. The total fair value of shares vested during the three months ended March 31, 2010 is $1,276.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2009	379,810	$21.78	28,000	$14.04
Granted	—	—	423,950	18.44
Vested	(37,500)	23.71	—	—
Forfeited	(1,225)	12.93	—	—

Outstanding at March 31, 2010	341,085	$21.60	451,950	$13.52

As of March 31, 2010, unrecognized compensation cost of $12,841 is expected to be expensed over a weighted average period of 3.0 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

13. Related Party Transactions

The Company provides services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. is indirectly owned by entities related to the Oak Hill Partnerships, one of the Company’s significant stockholders. The Company recognized revenues of approximately $16 and $57 during the three months ended March 31, 2010 and 2009, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. At March 31, 2010 and December 31, 2009, the Company had an account receivable of $5 and $43, respectively, related to these services.

The Company provides services to Oak Hill Capital Partners, an affiliate of the Oak Hill Partnerships, one of the Company’s significant stockholders. The Company recognized revenues of approximately $16 and $0 during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the Company had an account receivable of $11 and $13, respectively, related to these services.

14. Geographical Information

	Three months ended March 31,
	2010	2009
Revenues
United States	$38,582	$26,898
United Kingdom	14,317	13,975
Rest of world	1,590	113

	$54,489	$40,986

	March 31, 2010	December 31, 2009
Fixed assets, net
India	$23,055	$18,768
United States	945	1,036
Philippines	2,984	3,262
Rest of world	1,250	898

	$28,234	$23,964

15. Commitments and Contingencies

Fixed Asset Commitments

At March 31, 2010, the Company had committed to spend approximately $3,132 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

The Company’s delivery centers in India have been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that has provided the Company with certain incentives on imported and indigenous capital goods. Under the Policy, these units must achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, the Company may be required to refund these incentives along with penalties and fines. However, management believes that these units will continue to achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

ExlService Philippines, Inc. (“Exl Philippines”) is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration has also provided the Company with certain incentives on the import of capital goods. Exl Philippines has an export obligation of $13,100 during the three year period ending March 2011, which obligation has been fulfilled.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years.

The details of the assessment orders as of March 31, 2010 are set forth below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)	Amount Deposited	Bank Guarantees Issued
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and ExlService.com, Inc. (“EXL Inc.”) in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2,165	$2,165	$—

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2,099	$2,099	$—

Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$5,579	$1,949	$3,630

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3,996	$1,559	$2,437

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$103	$45	$58

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$856	$401	$455

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements (other than amounts deposited with the Indian government or in connection with bank guarantees). The Company does not expect any impact from these assessments on its future income tax expense. In order to resolve the outstanding transfer pricing and permanent establishment tax disputes with the Indian tax authorities, the Company has filed requests with the competent authorities in the U.S. to invoke a Mutual Agreement Procedure (“MAP”), under the United States – India Tax Treaty. As a result of commencing the MAP, the competent authorities in the U.S. will work with the competent authorities in India to propose a resolution to the outstanding tax disputes. The proposed resolution is not binding on the Company. As required by the MAP, the Company obtained bank guarantees in the amounts set forth above to stop the collection of the outstanding tax demands and interest by the Indian tax authorities. If additional assessment orders are received for subsequent years, the Company may invoke the MAP for such orders and would be required to obtain additional bank guarantees.

Amounts paid as deposits in respect of the assessments described above aggregating to $8,218 and $7,770 as of March 31, 2010 and December 31, 2009, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $6,580 and $2,847 as of March 31, 2010 and December 31, 2009, respectively, are included in “Restricted cash” in the Company’s unaudited consolidated balance sheet as of March 31, 2010 and the audited consolidated balance sheet as of December 31, 2009.

16. Subsequent Events

On May 1, 2010, the Company acquired a 100% stake in PDMA, Inc., maker of the LifePRO® insurance policy administration system used by approximately 40 life, health and annuity insurers globally. The purchase consideration for PDMA, Inc., which was paid in cash, was approximately $14.1 million, net of working capital adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Some of the statements in the following discussion are forward looking statements. See “Forward Looking Statements.” Dollar amounts within Item 2 are presented as actual dollar amounts.

Overview

We are a leading provider of outsourcing and transformation services focused on providing a competitive edge to our clients by outsourcing and transforming their business processes. Our outsourcing services provide integrated front-, middle- and back-office process outsourcing services for our principally U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, risk and financial management and operations and process excellence services. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them. We serve primarily the needs of Global 1000 companies in the insurance, utilities, banking and financial services, transportation and logistics, and travel sectors.

We market our services directly through our sales and marketing and strategic account management teams, which operate out of the United States and the United Kingdom, and our business development team, which operates out of Noida, India. We currently operate eleven operations centers in India, one operations center in the Philippines, one operations center in Cluj, Romania and one operations center in the Czech Republic. We are also in the process of establishing new operations centers in Noida and Jaipur, India.

On July 3, 2009, we acquired a 100% stake in Schneider Logistics Europe S.R.O. (“Schneider S.R.O.”) which is located in the Czech Republic and which provides complex transaction processing services to its clients in Europe and the U.S. The acquisition provided us with multi-lingual delivery capabilities and a cost-effective delivery location in Eastern Europe.

On March 1, 2010, we acquired the operations of the American Express Global Travel Service Center, a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The purchase price of the transaction, which was paid in cash, was approximately $29 million.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three months ended March 31, 2010, we had total revenues of $54.5 million compared to total revenues of $41.0 million in the three months ended March 31, 2009, an increase of $13.5 million or 32.9%. Revenues from outsourcing services were higher by $8.2 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to revenues from our acquisitions of Schneider S.R.O of $1.6 million and the American Express Global Travel Service Center of $1.8 million, net volume increases within existing clients of approximately $3.7 million and an increase of approximately $1.1 million due to the appreciation of the Indian rupee against the U.S. dollar and the U.K. pound sterling in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Revenues from transformation services were higher by $5.3 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to a combination of increased revenues in recurring or annuity analytics services and an increase in project-based engagements both in our analytics and risk management practices. We believe this reflects increased spending by our clients for analytics services, particularly in the areas of customer management, process improvement and risk management, as compared to the previous year.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 70.8% and 26.3%, respectively, of our total revenues for the three months ended March 31, 2010 and approximately 65.6% and 34.1%, respectively, of our total revenues for the three months ended March 31, 2009.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended March 31, 2010 and 2009, our total revenues from our three largest clients were $23.7 million and $18.8 million, respectively, accounting for 43.5% and 45.8% of our total revenues, respectively, during these periods.

We provide services to Centrica, which represented $9.5 million, or 17.5%, of our total revenues for the three months ended March 31, 2010 and $8.7 million, or 21.2% of our total revenues for the three months ended March 31, 2009, under an agreement that is scheduled to expire in April 2012. Centrica may terminate the agreement without cause upon three months prior notice and payment of a breakup fee.

We provide services to Travelers, which represented $8.5 million, or 15.5%, of our total revenues for the three months ended March 31, 2010 and $5.0 million, or 12.3% of our total revenues for the three months ended March 31, 2009, under a services agreement. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days prior notice.

We derived revenues from four and two new clients for our services, in the three months ended March 31, 2010 and 2009, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended March 31, 2010 and 2009, 4.6% and 3.7%, respectively, of our revenues represent reimbursement of such expenses.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table summarizes our results of operations:

	Three months ended March 31,
	2010	2009
	(in million)
Revenues(1)	$54.5	$41.0
Cost of revenues (exclusive of depreciation and amortization)(2)	31.5	24.4

Gross profit	23.0	16.6

Operating expenses:
General and administrative expenses(3)	9.3	6.7
Selling and marketing expenses(3)	4.1	3.2
Depreciation and amortization expenses(4)	3.1	2.4

Total operating expenses	16.5	12.3

Income from continuing operations	6.5	4.3
Other income/(expense):
Foreign exchange gain/(loss)	0.6	(1.3)
Interest and other income	0.4	0.3

Income from continuing operations before income taxes	7.5	3.3
Income tax provision	1.9	0.3

Income from continuing operations	5.6	3.0
Income/(loss) from discontinued operations, net of taxes	—	(0.1)

Net income	$5.6	$2.9

(1)	Revenues include reimbursable expenses of $2.5 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.
(2)	Cost of revenues includes $0.4 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 12 to our Unaudited Consolidated Financial Statements contained herein.
(3)	General and administrative expenses and selling and marketing expenses include $1.4 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 12 to our Unaudited Consolidated Financial Statements contained herein.
(4)	Depreciation and amortization includes $0.2 million and $0 million for the three months ended March 31, 2010 and 2009, respectively, of amortization of intangibles as described in Note 5 to our Unaudited Consolidated Financial Statements contained herein.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues. Revenues increased 32.9% from $41.0 million for the three months ended March 31, 2009 to $54.5 million for the three months ended March 31, 2010. Revenues from outsourcing services increased from $33.4 million for the three months ended March 31, 2009 to $41.6 million for the three months ended March 31, 2010. The increase is primarily driven by revenues from our acquisitions of Schneider S.R.O of $1.6 million and American Express Global Travel Service Center of $1.8 million, net volume increases within existing clients aggregating to $3.7 million and revenues of $1.1 million due to the appreciation of the Indian rupee against the U.S. dollar and the U.K. pound sterling during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Revenues from transformation services increased from $7.6 million for the three months ended March 31, 2009 to $12.9 million for the three months ended March 31, 2010. The increase is primarily due to a combination of increased revenues in recurring or annuity analytics services and an increase in project-based engagements both in our analytics and risk management practices. Revenues from new clients for transformation services were $0.2 million and $0.1 million during the three months ended March 31, 2010 and 2009, respectively.

Cost of Revenues. Cost of revenues increased 29.3% from $24.4 million for the three months ended March 31, 2009 to $31.5 million for the three months ended March 31, 2010. Salaries and personnel expenses increased from $17.5 million for the three months ended March 31, 2009 to $22.7 million for the three months ended March 31, 2010, primarily due to increases in employee-related costs of $3.7 million, including $2.1 million as a result of new personnel at our new operations centers in Olomouc, the Czech Republic, Cluj, Romania, and Gurgaon, India and appreciation of the Indian rupee against the U.S. dollar, resulting in an increase in compensation expenses of $1.5 million. Other operating costs increased from $6.9 million for the three months ended March 31, 2009 to $8.8 million for the three months ended March 31, 2010, primarily due to an increase in reimbursable expenses of $1.1 million, resulting in an increase in revenues, and an increase in facilities operating expenses by $0.7 million, primarily due to the new operating centers mentioned above. As a percentage of revenues, cost of revenues decreased from 59.4% for the three months ended March 31, 2009 to 57.8% for the three months ended March 31, 2010.

Gross Profit. Gross profit increased 38.3% from $16.6 million for the three months ended March 31, 2009 to $23.0 million for the three months ended March 31, 2010. The increase in gross profit was primarily due to an increase in revenues of $13.5 million, offset by an increase in cost of revenues of $7.1 million. Gross profit as a percentage of revenues increased from 40.6% for the three months ended March 31, 2009 to 42.2% for the three months ended March 31, 2010, primarily due to increase in revenues as mentioned above.

SG&A Expenses. SG&A expenses increased 35.6% from $9.9 million for the three months ended March 31, 2009 to $13.4 million for the three months ended March 31, 2010. The increase in SG&A expenses is primarily due to an increase in salaries and personnel expenses of $2.1 million, additional provision for bad and doubtful debts of $0.4 million during the three months ended March 31, 2010, acquisition-related costs of $0.2 million and appreciation of the Indian rupee against the U.S. dollar, resulting in an increase in costs of $0.4 million. As a percentage of revenues, SG&A increased marginally from 24.2% for the three months ended March 31, 2009 to 24.7% for the three months ended March 31, 2010.

Depreciation and Amortization. Depreciation and amortization increased 26.4% from $2.4 million for the three months ended March 31, 2009 to $3.1 million for the three months ended March 31, 2010. The increase is primarily due to depreciation related to our new operations centers in Olomouc, the Czech Republic, Cluj, Romania, and Gurgaon, India, of $0.2 million and appreciation of the Indian rupee against the U.S. dollar, resulting in an increase in costs of $0.2 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

Income from Operations. Income from operations increased 51.4% from $4.3 million for the three months ended March 31, 2009 to $6.5 million for the three months ended March 31, 2010. As a percentage of revenues, income from operations increased from 10.4% for the three months ended March 31, 2009 to 11.9% for the three months ended March 31, 2010. The increase in income from operations was primarily due to an increase in gross profit by $6.4 million, offset by an increase in operating expenses of $4.2 million as mentioned above.

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other. Other income increased from ($1.0) million for the three months ended March 31, 2009 to $1.0 million for the three months ended March 31, 2010, primarily as a result of net foreign exchange gain of $0.6 million during the three months ended March 31, 2010 compared to the net foreign exchange losses of $1.3 million during the three months ended March 31, 2009 attributable to movement of the Indian rupee against the U.S. dollar and the U.K. pound sterling relative to our foreign exchange hedged positions. The average exchange rate of the Indian rupee against the U.S. dollar was 45.72 during the three months ended March 31, 2010 compared to 50.24 during the three months ended March 31, 2009.

Provision for Income Taxes. Provision for income taxes increased from $0.3 million for the three months ended March 31, 2009 to $1.9 million for the three months ended March 31, 2010. The effective rate of taxes increased significantly from 8.0% for the three months ended March 31, 2009 to 25.0% for the three months ended March 31, 2010. Refer to Note 11 to the Unaudited Consolidated Financial Statements for further details.

Income/(Loss) from Continuing Operations. Income from continuing operations increased from $3.0 million for the three months ended March 31, 2009 to $5.6 million for the three months ended March 31, 2010, primarily due to an increase in operating income of $2.2 million and other income of $2.0 million, partially offset by an increase in the provision for income taxes of $1.6 million. As a percentage of revenues, income from continuing operations increased from 7.4% for the three months ended March 31, 2009 to 10.3% for the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2010, we had $101.5 million in cash, cash equivalents and short-term investments.

Cash flows used for operating activities decreased from $1.2 million in the three months ended March 31, 2009 to $0.8 million in the three months ended March 31, 2010. Cash flows from net income adjusted for non-cash items increased by $4.4 million, offset by a decrease in cash flows from changes in working capital by $4.0 million. Changes in working capital arose primarily from an increase in restricted cash of $3.6 million as a result of the additional bank guarantee provided in favor of the Government of India as part of the MAP proceedings.

Cash flows used for investing activities increased from $3.6 million in the three months ended March 31, 2009 to $32.7 million in the three months ended March 31, 2010. The increase is primarily due to the payment of the purchase consideration of approximately $29 million for the acquisition of the American Express Global Travel Service Center in Gurgaon, India, during the three months ended March 31, 2010.

Cash flows provided by financing activities were insignificant during the three months ended March 31, 2010 and 2009.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $5.4 million of capital expenditures in the three months ended March 31, 2010. We expect to incur capital expenditures of approximately $15 million to $17 million in the remainder of 2010 primarily to meet the growth requirements of our clients, including additions to our existing facilities and establishing new operations centers in Noida, India and Jaipur, India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with the tax assessment orders issued against Exl India and Exl Inc. we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. As required by the MAP, we obtained bank guarantees of approximately $2.9 million in April 2009 and approximately $3.6 million in January 2010, and might need to obtain additional bank guarantees, in favor of the Government of India to stop the collection of the outstanding tax demands and interest for various tax years. Refer to Note 15 to our Unaudited Consolidated Financial Statements contained herein.

We anticipate that we will continue to rely upon cash from operating activities to finance our acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2010:

	Payment Due by Period (in millions)
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
		(in millions)
Capital leases	$0.2	$0.2	$—	$—	$0.4
Operating leases	5.5	7.3	1.8	2.2	16.8
Purchase obligations	3.1	—	—	—	3.1
Other obligations(a)	0.5	1.2	1.2	1.5	4.4

Total contractual cash obligations	$9.3	$8.7	$3.0	$3.7	$24.7

(a)	Represents estimated payments under the Company’s Gratuity Plan.

Certain units of our Indian subsidiaries have been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that has provided us with certain incentives on imported and indigenous capital goods. Under the Policy, these units must achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, we may be required to refund these incentives along with penalties and fines. However, we believe that these units will continue to achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

Exl Philippines is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. Exl Philippines has an export obligation of $13.1 million during the three year period ending March 2011, which obligation has been fulfilled.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Update No. 2010-6, “Improving Disclosures about Fair Value Measurement” (“ASU 2010-6”) to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The adoption of this new guidance did not have a material impact on our unaudited consolidated financial statements. See Note 6 to our Unaudited Consolidated Financial Statements for further details.

In September 2009, the FASB issued Update No. 2009-13, “ Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force “ (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The revised guidance primarily provides two significant changes: first, it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and second, it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have chosen to adopt this new guidance with effect from January 1, 2011. Currently there is no impact from the adoption of ASU 2009-13 as we currently do not have any multiple-deliverable revenue arrangements.

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

During the three months ended March 31, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 in the Notes to Unaudited Consolidated Financial Statements contained herein for the information regarding our ongoing legal proceedings.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 the risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Form of 2010 Restricted Stock Unit Agreement 1 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 4, 2010).

10.2	Form of 2010 Restricted Stock Unit Agreement 2 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on February 4, 2010).

10.3	Form of 2010 Restricted Stock Unit Agreement 3 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on February 4, 2010).

10.4	Form of 2010 Restricted Stock Unit Agreement 4 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on February 4, 2010).

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: May 10, 2010	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)