Form 10-Q
period 2010-06-30
ExlService Holdings, Inc.
filed 2010-08-09
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD              FROM TO

COMMISSION FILE NUMBER 001-33089

EXLSERVICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	82-0572194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 PARK AVENUE, 38th FLOOR, NEW YORK, NEW YORK	10017
(Address of principal executive offices)	(Zip code)

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

As of July 31, 2010, there were 29,226,181 shares of the registrant’s common stock outstanding (excluding 252,502 shares held in treasury and 264,252 shares of restricted stock), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,838	$132,215
Short-term investments	2,518	4,009
Restricted cash	294	65
Accounts receivable, net of allowance for doubtful accounts of $403 at June 30, 2010 and $262 at December 31, 2009	41,392	34,856
Deferred tax assets, net	5,933	4,872
Advance income-tax, net	1,564	—
Prepaid expenses and other current assets	5,018	5,529

Total current assets	145,557	181,546

Fixed assets, net of accumulated depreciation of $42,526 at June 30, 2010 and $35,812 at December 31, 2009	28,981	23,964
Restricted cash	7,138	3,895
Deferred tax assets, net	7,944	8,482
Intangible assets, net of amortization	16,615	627
Goodwill	48,018	19,619
Other assets	11,906	11,487

Total assets	$266,159	$249,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,663	$5,345
Deferred revenue	6,807	4,745
Accrued employee cost	15,465	16,020
Income taxes payable	—	543
Accrued expenses and other current liabilities	12,770	11,674

Total current liabilities	38,705	38,327

Non-current liabilities	7,167	5,575

Total liabilities	45,872	43,902

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,461,594 shares issued and 29,209,092 shares outstanding as of June 30, 2010 and 29,278,103 shares issued and 29,031,073 shares outstanding as of December 31, 2009	29	29
Additional paid-in capital	129,518	124,493
Retained earnings	96,166	85,674
Accumulated other comprehensive loss	(4,377)	(3,515)

	221,336	206,681

Less: 252,502 shares as of June 30, 2010 and 247,030 shares as of December 31, 2009, held in treasury, at cost	(1,069)	(976)

ExlService Holdings, Inc. stockholders’ equity	220,267	205,705
Noncontrolling interest	20	13

Total stockholders’ equity	220,287	205,718

Total liabilities and stockholders’ equity	$266,159	$249,620

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$60,639	$42,385	$115,128	$83,371
Cost of revenues (exclusive of depreciation and amortization)	37,447	25,827	68,932	50,183

Gross profit	23,192	16,558	46,196	33,188

Operating expenses:
General and administrative expenses	9,464	7,634	18,769	14,367
Selling and marketing expenses	4,599	3,340	8,749	6,524
Depreciation and amortization	3,857	2,789	6,930	5,219

Total operating expenses	17,920	13,763	34,448	26,110

Income from continuing operations	5,272	2,795	11,748	7,078
Other income/(expense):
Foreign exchange gain/(loss)	903	(1,710)	1,509	(3,019)
Interest and other income, net	314	276	732	587

Income from continuing operations before income taxes	6,489	1,361	13,989	4,646
Income tax provision	1,620	109	3,497	372

Income from continuing operations	4,869	1,252	10,492	4,274
Loss from discontinued operations, net of taxes	—	—	—	(139)

Net income	$4,869	$1,252	$10,492	$4,135

Earnings per share:
Basic	$0.17	$0.04	$0.36	$0.14
Diluted	$0.16	$0.04	$0.35	$0.14
Weighted-average number of shares used in computing earnings per share:
Basic	29,231,812	28,906,052	29,181,036	28,874,795
Diluted	30,201,092	29,159,547	30,180,283	29,119,785

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$10,492	$4,135
Loss from discontinued operations, net of taxes	—	139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,930	5,219
Share-based compensation expense	4,231	3,513
Non-employee stock options	3	86
Unrealized foreign exchange gain	(23)	(998)
Deferred income taxes	(2,444)	(1,122)
Noncontrolling interest	7	—
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(3,469)	(2,472)
Accounts receivable	(5,547)	2,981
Prepaid expenses and other current assets	(388)	885
Accounts payable	224	244
Deferred revenue	(1,068)	—
Accrued employee costs	(1,446)	(5,119)
Accrued expenses and other liabilities	1,076	(1,843)
Income taxes payable	(2,059)	(144)
Other assets	438	1,097

Net cash provided by operating activities	6,957	6,601

Cash flows from investing activities:
Purchase of fixed assets	(9,991)	(6,785)
Business acquisition (net of cash acquired)	(42,135)	—
Purchase of short-term investments	(335)	—
Proceeds from redemption of short-term investments	1,843	153
Proceeds from sale of discontinued operations	—	1,448

Net cash used for investing activities	(50,618)	(5,184)

Cash flows from financing activities:
Principal payments on capital lease obligations	(87)	(55)
Proceeds from exercise of stock options	791	179
Acquisition of treasury stock	(93)	(73)

Net cash provided by financing activities	611	51

Effect of exchange rate changes on cash and cash equivalents	(327)	649

Net increase/(decrease) in cash and cash equivalents	(43,377)	2,117
Cash and cash equivalents, beginning of period	132,215	112,174

Cash and cash equivalents, end of period	$88,838	$114,291

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The non-controlling interest represents the minority partner’s interest in the operation of exlService.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the unaudited consolidated balance sheet and unaudited consolidated statement of income, respectively. The non-controlling partner’s interest in the operations for the three and six months ended June 30, 2010 was insignificant and is included under the general and administrative expenses in the unaudited consolidated statements of income.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

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

Revenue Recognition

The Company derives its revenues from outsourcing and transformation services. Revenues from outsourcing services are recognized primarily on a time-and-material, cost-plus or unit-priced basis; revenues from transformation services are recognized primarily on a time-and material, fixed price or contingent fee basis. The services provided within our contracts generally contain one unit of accounting. Revenues are recognized under our contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of amounts billed is reasonably assured.

Revenues under time-and-material contracts are recognized as the services are performed. Revenues are recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit mark-up. Revenues are recognized on unit-price based contracts based on the number of specified units of work (such as the number of e-mail responses) delivered to a client. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), we monitor such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any service credits that are due to a client. We have experienced minimal service credits and penalties to date.

Revenues from software licensing arrangements are recognized at the later of time of delivery or expiration of significant termination rights. Revenues from fixed-term maintenance and support contracts are recognized ratably on a monthly basis over the period of the contract. Revenues from contracts for software modification are generally fixed price contracts and are recognized under the proportional performance method as described below.

Revenues are recognized on fixed-price contracts using the proportional performance method. We estimate the proportional performance of a contract by comparing the actual number of hours or days worked to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. We regularly monitor our estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Revenues on contingent fee based contracts are recognized when the related contingency has been met to the client’s satisfaction.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Update No. 2010-6, “Improving Disclosures about Fair Value Measurement” (“ASU 2010-6”) to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The adoption of this new guidance did not have a material impact on the Company’s unaudited consolidated financial statements. See Note 6 for further details.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company has chosen to adopt the new guidance from January 1, 2011. Currently the Company does not expect there to be any impact from the adoption of ASU 2009-13 as the number of multiple-deliverable revenue arrangements are insignificant.

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

Any cash or in-kind dividends declared, if any, with respect to unvested shares of restricted stock and restricted stock units are withheld by the Company and paid to the holder of such shares of restricted stock and restricted stock units, without interest, only if and when such shares of restricted stock and restricted stock units vest. Any unvested shares of restricted stock and restricted stock units are immediately forfeited without consideration upon the termination of holder’s employment with the Company or its affiliates. Accordingly, the Company’s unvested restricted stock and restricted stock units do not include non-forfeitable rights to dividends or dividend equivalents and are therefore not considered as participating securities for purposes of earnings per share calculations pursuant to the two-class method. However, the Company’s vested restricted stock units against

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

which the underlying common stock has not been issued, contain non-forfeitable rights to dividends or dividend equivalents and are therefore, after vesting, considered as participating securities for the purposes of computing basic earnings per share pursuant to the two-class method. Application of this treatment had an insignificant effect on the computation of basic earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerators:
Net income :
Continuing operations	$4,869	$1,252	$10,492	$4,274
Discontinued operations	—	—	—	(139)

	$4,869	$1,252	$10,492	$4,135

Denominators:
Basic weighted average common shares outstanding	29,231,812	28,906,052	29,181,036	28,874,795
Dilutive effect of share-based awards	969,280	253,495	999,247	244,990

Diluted weighted average common shares outstanding	30,201,092	29,159,547	30,180,283	29,119,785

Weighted average common shares considered anti-dilutive in computing diluted earnings per share	810,843	3,611,951	879,989	3,357,512

4. Segment Information

The Company is organized around its outsourcing services and transformation services segments. The Company’s recent acquisitions of the American Express Global Travel Service Center (“GTSC”) and Professional Data Management Again, Inc. (“PDMA”) are classified as part of the outsourcing services segment.

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

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the three months ended June 30, 2010 and 2009 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total

Revenues	$46,560	$14,079	$60,639	$34,507	$7,878	$42,385
Cost of revenues (exclusive of depreciation and amortization)	28,601	8,846	37,447	20,058	5,769	25,827

Gross profit	$17,959	$5,233	$23,192	$14,449	$2,109	$16,558

Operating expenses			17,920			13,763
Other income/(expense)			1,217			(1,434)
Income tax provision			1,620			109

Net income			$4,869			$1,252

Revenues and cost of revenues for each of the six months ended June 30, 2010 and 2009 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total

Revenues	$88,150	$26,978	$115,128	$67,900	$15,471	$83,371
Cost of revenues (exclusive of depreciation and amortization)	52,180	16,752	68,932	38,319	11,864	50,183

Gross profit	$35,970	$10,226	$46,196	$29,581	$3,607	$33,188

Operating expenses			34,448			26,110
Other income/(expense)			2,241			(2,432)
Income tax provision			3,497			372

Income from continuing operations			10,492			4,274
Loss from discontinued operations, net of taxes			—			(139)

Net income			$10,492			$4,135

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

On March 1, 2010, we acquired the operations of the GTSC, a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The purchase price of the transaction, which was paid in cash, was approximately $29,122.

On May 1, 2010, the company acquired a 100% stake in PDMA, maker of the LifePRO® insurance policy administration system used by approximately 40 life, health and annuity insurers globally. The purchase consideration for PDMA, which was paid in cash, was approximately $14,052 (including cash acquired of $1,039), net of working capital adjustments.

The Company made a preliminary allocation of the purchase price for GTSC and PDMA to the tangible and intangible assets and liabilities acquired, based on their fair values, as mentioned below:

	GTSC	PDMA
Tangible fixed assets	$2,855	$219
Current assets and liabilities, net of cash	(1,461)	(1,724)
Customer relationships	8,065	4,600
Leasehold benefits	1,289	—
Developed technology	—	1,800
Non-compete agreements	—	200
Trade names and trademarks	—	800
Goodwill(1)	20,400	8,157
Deferred tax liabilities, net	(2,026)	—

	$29,122	$14,052

(1)	Includes $900 deposited in an escrow account in connection with the PDMA acquisition.

Under ASC topic 805, “Business Combinations” (“ASC No. 805”), the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of acquisition. The customer relationship and leasehold benefits from the GTSC acquisition are being amortized over a life of ten years and the remaining period of the lease (approximately three years), respectively. The customer relationship and developed technology from the PDMA acquisition are being amortized over a life of ten years each and the non-compete agreement is being amortized over a period of two years. The Company has considered the estimated useful life of trade names and trademarks to be indefinite and will test these for impairment at least annually.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Goodwill

The following table sets forth details of the Company’s goodwill balance as of June 30, 2010:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2009	$772	$16,785	$17,557
Goodwill arising from acquisition	2,062	—	2,062

Balance at December 31, 2009	2,834	16,785	19,619
Goodwill arising from acquisitions	28,557	—	28,557
Currency translation adjustments	(158)	—	(158)

Balance at June 30, 2010	$31,233	$16,785	$48,018

Intangible Assets

Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$13,396	$(678)	$12,718
Leasehold benefits	1,279	(131)	1,148
Developed technology	1,800	(30)	1,770
Non-compete agreements	200	(21)	179
Trade names and trademarks	800	—	800

	$17,475	$(860)	$16,615

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$794	$(167)	$627

	$794	$(167)	$627

Amortization expense for the three months ended June 30, 2010 and 2009 was $520 and $0, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was $701 and $0, respectively. The estimated amortization of intangible assets for the years ending June 30, 2011, 2012, 2013, 2014 and 2015 is $2,273, $2,033, $1,801, $1,440 and $1,440, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

Level 1	–	Quoted prices for identical instruments in active markets;

Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

Level 3	–	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2010. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$70,560	$—	$—	$70,560
Derivative financial instruments	—	1,979	—	1,979

Total	$70,560	$1,979	$—	$72,539

Liabilities
Derivative financial instruments	$—	$68	$—	$68

Derivative Financial Instrument: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See Note 7 for further details.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

7. Derivatives and Hedge Accounting

The Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging transactions, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with the Indian rupee. The Company also has exposure in Philippine pesos, Czech koruna and other local currencies in which it operates. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. These derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and Hedging” (“ASC No. 815”). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency.

The Company had outstanding foreign exchange contracts totaling $125,779, GBP 6,944 and EUR 546 as of June 30, 2010 and totaling $90,000 and GBP 7,662 as of December 31, 2009. The Company estimates that approximately $1,488 of net derivative gains included in accumulated other comprehensive income (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2010. At June 30, 2010, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty-three months.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2010.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following table sets forth the fair value of foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:

	June 30, 2010	December 31, 2009
Prepaid expenses and other current assets:
Foreign currency exchange contracts	$1,542	$1,451
Other assets:
Foreign currency exchange contracts	$395	$957
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$54	$—
Other non current liabilities:
Foreign currency exchange contracts	$14	$—

Derivatives not designated as hedging instruments:

	June 30, 2010	December 31, 2009
Prepaid expenses and other current assets:
Foreign currency exchange contracts	$42	$62

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended June 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$(2,217)	$2,999	Foreign exchange gain/(loss)	$635	$(1,817)	Foreign exchange gain/(loss)	$—	$(76)

Derivatives not designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		2010	2009
Foreign exchange contracts	Foreign exchange gain/(loss)	$(44)	$(586)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the six months ended June 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$738	$(927)	Foreign exchange gain/(loss)	$1,224	$(3,232)	Foreign exchange gain/(loss)	$—	$(118)

Derivatives not designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2010	2009
Foreign exchange contracts	Foreign exchange gain/(loss)	$931	$(1,055)

8. Comprehensive Income/(Loss):

The following table sets forth the change in the components of comprehensive income/(loss) for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$4,869	$1,252	$10,492	$4,135
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges	(2,852)	4,816	(486)	2,305
Foreign currency translation adjustment	(2,941)	3,093	(428)	1,035
Retirement benefits	38	8	52	34

Total other comprehensive income/(loss)	(5,755)	7,917	(862)	3,374

Total comprehensive income/(loss)	$(886)	$9,169	$9,630	$7,509

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

9. Capital Structure

The Company has one class of common stock.

During the three and six months ended June 30, 2010, the Company acquired 5,472 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $93. The purchase price of $16.96 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

10. Employee Benefit Plans

The Company’s Gratuity Plans in India and the Philippines provide a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plan are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$143	$67	$268	$132
Interest cost	30	29	60	56
Actuarial loss	42	18	84	35

Net gratuity cost	$215	$114	$412	$223

The Company maintains both the ExlService Inc. 401(k) Plan and the Inductis 401(k) Profit Sharing Plan, (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986 covering all eligible employees. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plans amounted to $81 and $75 during the three month periods ended June 30, 2010 and June 30, 2009, respectively and $158 and $157 during the six month periods ended June 30, 2010 and June 30, 2009, respectively.

During the three and six month periods ended June 30, 2010 and 2009, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania and the Czech Republic:

Three months ended June 30, 2010	$899
Three months ended June 30, 2009	$488
Six months ended June 30, 2010	$1,732
Six months ended June 30, 2009	$927

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

11. Leases

The Company leases motor vehicles for some of its employees. Such leases are recorded as capital leases. Future minimum lease payments under these capital leases at June 30, 2010 are set forth below:

Year ending June 30,
2011	$251
2012	165
2013	171
2014	46

Total minimum lease payments	633
Less: amount representing interest	77

Present value of minimum lease payments	556
Less: current portion	212

Long term capital lease obligation	$344

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are set forth below:

Year ending June 30,
2011	$5,791
2012	4,079
2013	2,989
2014	943
2015	520
2016 and thereafter	2,065

$16,387

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancellable and non-cancellable operating leases was $2,510 and $1,425 for the three months ended June 30, 2010 and 2009, respectively and $4,358 and $2,682 for the six months ended June 30, 2010 and 2009, respectively. Deferred rent as of June 30, 2010 and December 31, 2009 was $2,401 and $1,437, respectively, and is included in “Accrued expenses and other current liabilities” in the unaudited consolidated balance sheet as of June 30, 2010 and the audited balance sheet as of December 31, 2009.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

12. Income Taxes

The Company recorded income tax expense of $1,620 and $109 for the three months ended June 30, 2010 and 2009, respectively and $3,497 and $372 for the six months ended June 30, 2010 and 2009, respectively. The effective rate of taxes attributable to continuing operations was 25.0% and 8.0% for each of the three and six months ended June 30, 2010 and 2009. The increase in overall effective tax rate is primarily due to the expiration of a tax holiday under Indian law for some of our operating units in India during the three months ended June 30, 2010 and also due to the recent GTSC and PDMA acquisitions, income from which is fully taxable.

Certain units of the Company’s Indian subsidiaries qualify for an exemption from taxable income under Section 10A or 10B of the Indian Income Tax Act, as their profits are attributable to work performed under the export promotion schemes. This exemption is available for a period of ten consecutive years beginning with the financial year in which the entity begins to manufacture or produce eligible goods and services and originally expired on March 31, 2010. In July 2009, the Indian government extended the tax holiday period by one year from March 31, 2010 to March 31, 2011. The tax holiday period for some of the units of the Company expired on April 1, 2010 and any profits from such units after such date is fully taxable at the Indian statutory rate, which is 33.22%.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At June 30, 2010, the Company performed an analysis of the deferred tax asset valuation allowance for certain units of its Indian subsidiaries and net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to record a valuation allowance on deferred tax assets pertaining to such units of the Company’s subsidiaries for which the tax holiday period is currently scheduled to expire on April 1, 2011 and the deferred tax assets on net operating loss carry forwards. The valuation allowance as of June 30, 2010 and December 31, 2009 was approximately $2,370 and $2,254, respectively.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). As of June 30, 2010 and December 31, 2009, income tax credits related to the MAT were approximately $4,974 and $4,269, respectively.

The Company’s provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC topic No. 740, “Income Taxes” as well as the related net interest. Tax exposures can involve complex issues and may require an extended period to resolve. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2010 through June 30, 2010:

Balance as of January 1, 2010	$4,156
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	980
Effect of exchange rate changes	(8)

Balance as of June 30, 2010	$5,128

The unrecognized tax benefits as of June 30, 2010 of $5,128, if recognized, would impact the effective tax rate.

The Company has recognized interest and penalties of $36 and $132 during the three and six months ended June 30, 2010, respectively, and is included in the income tax provision in the unaudited consolidated statements of income. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of revenue	$616	$454	$1,004	$755
General and administrative expenses	939	907	1,769	1,670
Selling and marketing expenses	849	613	1,458	1,088

Total	$2,404	$1,974	$4,231	$3,513

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Dividend yield	—	0%	0%	0%
Expected life (years)	—	5.98	5.33	4.56
Risk free interest rate	—	2.76%	2.64%	1.73%
Volatility	—	50%	40%	50%

The estimated expected term of options granted has been based on historical experience since October 2006, which is representative of the expected term of the options. Volatility has been calculated based on the volatility of the Company’s common stock and the volatility of stocks of comparable companies. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

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

Stock option activity under the Company’s stock plans is set forth below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2009	3,188,066	$11.52	$21,999	7.94
Granted	60,069	18.24
Exercised	(74,699)	10.63
Forfeited	(108,330)	13.85

Outstanding at June 30, 2010	3,065,106	$11.59	$18,108	7.49

Vested and exercisable at June 30, 2010	1,316,137	$12.24	$6,950	6.57

Available for grant at June 30, 2010	3,675,431

The unrecognized compensation cost for unvested options as of June 30, 2010 is $6,628, which is expected to be expensed over a weighted average period of 2.15 years. The weighted-average fair value of options granted during the three months ended June 30, 2010 and 2009 was $0 and $4.06, respectively and for the six months ended June 30, 2010 and 2009 was $7.44 and $3.47, respectively. The total fair value of shares vested during the three months period ending June 30, 2010 is $979 and for the six months period ending June 30, 2010 is $2,255.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is set forth below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2009	379,810	$21.78	28,000	$14.04
Granted	—	—	601,119	18.02
Vested	(108,792)	18.85	(4,000)	9.59
Forfeited	(6,766)	16.11	(10,250)	18.44

Outstanding at June 30, 2010	264,252	$23.13	614,869	$17.88

As of June 30, 2010, unrecognized compensation cost of $14,015 is expected to be expensed over a weighted average period of 3.06 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

14. Related Party Transactions

The Company provides services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. was until April 2010, indirectly owned by entities related to the Oak Hill Capital Partners, L.P., one of the Company’s significant stockholders. The Company recognized revenues of $1 and $162 during the three months ended June 30, 2010 and 2009, respectively, and $17 and $220 during the six months ended June 30, 2010 and 2009, respectively for fees and expense reimbursements from Duane Reade Holdings, Inc. At June 30, 2010 and December 31, 2009, the Company had an account receivable of $0 and $43, respectively, related to these services.

The Company provides services to Oak Hill Capital Partners, an affiliate of the Oak Hill Capital Partners, L.P., one of the Company’s significant stockholders. The Company recognized revenues of approximately $23 and $6 during the three months ended June 30, 2010 and 2009, respectively, and $38 and $6 during the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the Company had an account receivable of $11 and $13, respectively, related to these services.

15. Geographical Information

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
United States	$44,298	$27,418	$82,880	$54,221
United Kingdom	14,101	14,505	28,418	28,481
Rest of world	2,240	462	3,830	669

	$60,639	$42,385	$115,128	$83,371

	June 30, 2010	December 31, 2009
Fixed assets, net
India	$24,263	$18,768
United States	1,130	1,036
Philippines	2,573	3,262
Rest of world	1,015	898

	$28,981	$23,964

16. Commitments and Contingencies

Fixed Asset Commitments

At June 30, 2010, the Company had committed to spend approximately $6,754 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Other Commitments

The Company’s delivery centers or units in India have been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that has provided the Company with certain incentives on imported and indigenous capital goods. Under the Policy, these units must achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, the Company may be required to refund these incentives along with penalties and fines. However, management believes that these units will continue to achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

ExlService Philippines, Inc. (“Exl Philippines”) is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration has also provided the Company with certain incentives on the import of capital goods. Exl Philippines has an export obligation of $39,273 during the three year period ending March 2011.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The details of the assessment orders received from the Indian tax authorities as of June 30, 2010 are set forth below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)	Amount Deposited	Bank Guarantee Issued
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India	$2,093	$2,093	$—
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India	$2,029	$2,029	$—
Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India	$5,393	$1,884	$3,509
Exl India	2006-07	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India	$3,868	$—	$—
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India	$3,863	$1,507	$2,356
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India	$99	$43	$56
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India	$828	$388	$440

			$18,173	$7,944	$6,361

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements. With the exception of the assessment order relating to the 2006-07 tax year of EXL India, which order was recently received, the Company has deposited amounts with the Indian government and provided bank guarantees. The Company does not expect any impact from these assessments on its future income tax expense.

In order to resolve the transfer pricing and permanent establishment tax disputes with the Indian tax authorities, the Company filed requests with the competent authorities in the U.S. to invoke a Mutual Agreement Procedure (“MAP”), under the United States – India Tax Treaty. As required by the MAP, the Company obtained bank guarantees in the amounts set forth above to stop the collection of the outstanding tax demands and interest by the Indian tax authorities. If additional assessment orders are received for subsequent years, the Company may invoke the MAP for such orders and would be required to obtain additional bank guarantees.

As a result of commencing the MAP, the U.S. Competent Authority negotiated with the Indian Competent Authority to reach a proposed resolution to the outstanding transfer pricing dispute. After negotiations, no proposed resolution was reached on the permanent establishment dispute. The proposed resolution under MAP is not binding on the Company. After due consideration, the Company has rejected the proposed resolution because it was largely based on the negotiated position for a broad group of companies. The Company believes that its factual circumstances and its unique transfer pricing position set it apart from other companies that were included in these broad negotiations. Accordingly, the Company will continue to seek resolution of these disputes through judicial proceedings.

Amounts paid as deposits in respect of the assessments described above aggregating to $7,944 and $7,770 as of June 30, 2010 and December 31, 2009, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $6,361 and $2,847 as of June 30, 2010 and December 31, 2009, respectively, are included in “Restricted cash” in the Company’s unaudited consolidated balance sheet as of June 30, 2010 and the audited consolidated balance sheet as of December 31, 2009.

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

We market our services directly through our sales and marketing and strategic account management teams, which operate out of the United States and the United Kingdom, and our business development team, which operates out of Noida, India. We currently operate eleven operations centers in India, including a new operations center in Jaipur, India, which became operational in July 2010, one operations center in the Philippines, one operations center in Cluj, Romania and one operations center in Olomouc, the Czech Republic. We are also in the process of establishing a new operations center in Noida, India.

On July 3, 2009, we acquired a 100% stake in Schneider Logistics Europe S.R.O. (“Schneider S.R.O.”) which is located in the Czech Republic and which provides complex transaction processing services to clients in Europe and the U.S. The acquisition provided us with multi-lingual delivery capabilities and a cost-effective delivery location in Eastern Europe.

On March 1, 2010, we acquired the operations of the American Express Global Travel Service Center (“GTSC”), a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The purchase price of the transaction, which was paid in cash, was approximately $29.1 million.

On May 1, 2010, the Company acquired a 100% stake in Professional Data Management Again, Inc. (“PDMA”), maker of the LifePRO® insurance policy administration system used by approximately 40 life, health and annuity insurers globally. The purchase consideration for PDMA, which was paid in cash, was approximately $14.1 million (including cash acquired of $1.0 million), net of working capital adjustments.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three and six months ended June 30, 2010, we had total revenues of $60.6 million and $115.1 million, respectively, compared to total revenues of $42.4 million and $83.4 million, respectively, in the three and six months ended June 30, 2009, an increase of $18.2 million and $31.8 million, respectively, or 43.1% and 38.1%, respectively. Revenues from outsourcing services were higher by $12.0 million and $20.3 million in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to revenues of $9.1 million and $12.5 million, respectively, from our acquisitions mentioned above, net volume increases within existing clients of approximately $2.3 million and $6.1 million and an increase of approximately $0.6 million and $1.8 million due to the appreciation of the Indian rupee against the U.S. dollar and the U.K. pound sterling in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. Revenues from transformation services were higher by $6.2 million and $11.5 million during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and risk and financial management practices. We believe this reflects increased spending by our clients for decision analytics services, particularly in the areas of customer management, process improvement and risk management, as compared to the previous year.

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

For outsourcing services, we enter into long-term agreements with our clients with initial terms ranging generally from three to five years. Some client contracts have significantly longer terms. Although these agreements provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our outsourcing services and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. Revenues under new client contracts also vary depending on when we complete the selling cycle and the implementation phase.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 73.1% and 23.3%, respectively, of our total revenues for the three months ended June 30, 2010 and approximately 64.7% and 34.2%, respectively, of our total revenues for the three months ended June 30, 2009. For the six months ended June 30, 2010, these two regions generated approximately 72.0% and 24.7%, respectively, of our total revenues and approximately 65.0% and 34.2%, respectively, of our total revenues for the six months ended June 30, 2009.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended June 30, 2010 and 2009, our total revenues from our three largest clients were $26.4 million and $19.8 million, respectively, accounting for 43.5% and 46.7% of our total revenues, respectively, during these periods. In the six months ended June 30, 2010 and 2009, our total revenues from our three largest clients were $48.2 million and $36.6 million, respectively, accounting for 41.9% and 43.9% of our total revenues, respectively, during these periods.

We provide services to Centrica, which represented $9.5 million, or 15.6%, and $19.0 million or 16.5% of our total revenues for the three and six months ended June 30, 2010 and $10.0 million, or 23.5%, and $18.7 million, or 22.4 % of our total revenues for the three and six months ended June 30, 2009, under an agreement that is scheduled to expire in April 2012. Centrica may terminate the agreement without cause upon three months prior notice and payment of a breakup fee.

We provide services to Travelers, which represented $8.6 million, or 14.2%, and $17.1 million, or 14.8% of our total revenues for the three and six months ended June 30, 2010, and $5.5 million, or 13.0% and $10.5 million, or 12.6% of our total revenues for the three and six months ended June 30, 2009, under a services agreement. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days prior notice.

We provide services to subsidiaries of American Express Company (“American Express”) under (i) a master services agreement for our outsourcing services, which agreement cannot be terminated by American Express for convenience and which provides us with a minimum volume commitment over a period of eight years and (ii) a master agreement for our transformation services, which agreement may be terminated by American Express for convenience upon five days prior written notice. Our revenues from American Express represented $8.3 million, or 13.7%, and $12.2 million or 10.6% of our total revenues for the three and six months ended June 30, 2010, respectively. Revenues for the three and six months ended June 30, 2009 were insignificant as a percentage of our total revenues.

We derived revenues from six and three new clients for our services, in the three months ended June 30, 2010 and 2009, respectively, and ten and five new clients for our services, in the six months ended June 30, 2010 and 2009, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended June 30, 2010 and 2009, 4.4% and 5.9%, respectively, of our revenues represent reimbursement of such expenses. For the six months ended June 30, 2010 and 2009, 4.5%, and 4.8%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

Our management has observed in recent periods a shift in industry pricing models toward transaction-based pricing and other pricing models. We believe this trend will continue and we have begun to use transaction-based pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based pricing model. Transaction-based pricing places the focus on operating efficiency in order to maintain our operating margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favourable pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favourable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients to the extent we are required to modify the terms of our relationship with such clients.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table summarizes our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Revenues(1)	$60.6	$42.4	$115.1	$83.4
Cost of revenues (exclusive of depreciation and amortization)(2)	37.4	25.8	68.9	50.2

Gross profit	23.2	16.6	46.2	33.2

Operating expenses:
General and administrative expenses(3)	9.5	7.6	18.8	14.4
Selling and marketing expenses(3)	4.6	3.4	8.7	6.5
Depreciation and amortization expenses(4)	3.8	2.8	6.9	5.2

Total operating expenses	17.9	13.8	34.4	26.1

Income from continuing operations	5.3	2.8	11.8	7.1
Other income/(expense):
Foreign exchange gain/(loss)	0.9	(1.7)	1.5	(3.0)
Interest and other income	0.3	0.3	0.7	0.5

Income from continuing operations before income taxes	6.5	1.4	14.0	4.6
Income tax provision	1.6	0.1	3.5	0.4

Income from continuing operations	4.9	1.3	10.5	4.2
Loss from discontinued operations, net of taxes	—	—	—	(0.1)

Net income	$4.9	$1.3	$10.5	$4.1

(1)	Revenues include reimbursable expenses of $2.7 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively, and $5.2 million and $4.0 million for the six months ended June 30, 2010 and 2009.
(2)	Cost of revenues includes $0.6 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 to our Unaudited Consolidated Financial Statements contained herein.
(3)	General and administrative expenses and selling and marketing expenses include $1.8 million and $1.5 million for the three months ended June 30, 2010 and 2009, respectively, and $3.2 million and $2.8 million for the six months ended June 30, 2010 and 2009 of non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 to our Unaudited Consolidated Financial Statements contained herein.
(4)	Depreciation and amortization includes $0.5 million and $0 million for the three months ended June 30, 2010 and 2009, respectively, and $0.7 million and $0 million for the six months ended June 30, 2010 and 2009, respectively, of amortization of intangibles as described in Note 5 to our Unaudited Consolidated Financial Statements contained herein.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues. Revenues increased 43.1% from $42.4 million for the three months ended June 30, 2009 to $60.6 million for the three months ended June 30, 2010. Revenues from outsourcing services increased from $34.5 million for the three months ended June 30, 2009 to $46.6 million for the three months ended June 30, 2010. The increase in revenues from outsourcing services is primarily driven by revenues from our acquisitions of $9.1 million, net volume increases within existing clients aggregating to $2.3 million and revenues of $0.6 million due to the appreciation of the Indian rupee against the U.S. dollar and the U.K. pound sterling during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Revenues from transformation services increased from $7.9 million for the three months ended June 30, 2009 to $14.1 million for the three months ended June 30, 2010. The increase is primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and risk and financial management practices. Revenues from new clients for transformation services were $0.8 million and $0.1 million during the three months ended June 30, 2010 and 2009, respectively.

Cost of Revenues. Cost of revenues increased 45.0% from $25.8 million for the three months ended June 30, 2009 to $37.4 million for the three months ended June 30, 2010. The increase in cost of revenues is primarily due to increases in employee-related costs of $8.2 million as a result of an increase in our headcount of personnel directly involved in providing services to our clients, including $5.1 million of employee-related costs related to our acquisitions, an increase in reimbursable expenses of $1.0 million (resulting in an increase in revenues), an increase in facilities operating expenses by $1.0 million, primarily due to the new operating centers from our acquisitions and an increase of $1.3 million due to the appreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. As a percentage of revenues, cost of revenues increased from 60.9% for the three months ended June 30, 2009 to 61.8% for the three months ended June 30, 2010.

Gross Profit. Gross profit increased 40.1% from $16.6 million for the three months ended June 30, 2009 to $23.2 million for the three months ended June 30, 2010. The increase in gross profit was primarily due to an increase in revenues of $18.2 million, offset by an increase in cost of revenues of $11.6 million. Gross profit as a percentage of revenues decreased marginally from 39.1% for the three months ended June 30, 2009 to 38.2% for the three months ended June 30, 2010, primarily due to an increase in cost of revenues as mentioned above.

SG&A Expenses. SG&A expenses increased 28.2% from $11.0 million for the three months ended June 30, 2009 to $14.1 million for the three months ended June 30, 2010. The increase in SG&A expenses is primarily due to an increase in employee-related costs of $1.7 million, an increase in facilities related costs of $0.7 million, primarily related to our new operations centers in Jaipur and Noida, India, acquisition-related costs of $0.2 million and an increase of $0.3 million due to the appreciation of the Indian rupee against the U.S. dollar during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. As a percentage of revenues, SG&A decreased from 25.9% for the three months ended June 30, 2009 to 23.2% for the three months ended June 30, 2010.

Depreciation and Amortization. Depreciation and amortization increased 38.3% from $2.8 million for the three months ended June 30, 2009 to $3.9 million for the three months ended June 30, 2010. The increase is primarily due to the amortization of acquisition related intangibles of $0.5 million, depreciation related to our new operations centers as a result of our acquistions of $0.5 million and increase of $0.2 million due to the appreciation of the Indian rupee against the U.S. dollar during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and facility build outs necessary to meet our service requirements.

Income from Operations. Income from operations increased 88.6% from $2.8 million for the three months ended June 30, 2009 to $5.3 million for the three months ended June 30, 2010. As a percentage of revenues, income from operations increased from 6.6% for the three months ended June 30, 2009 to 8.7% for the three months ended June 30, 2010. The increase in income from operations was primarily due to an increase in gross profit by $6.6 million, offset by an increase in operating expenses of $4.2 million as mentioned above.

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other. Other income/(expense) increased from an expense of ($1.4) million for the three months ended June 30, 2009 to an income of $1.2 million for the three months ended June 30, 2010, primarily as a result of net foreign exchange gain of $0.9 million during the three months ended June 30, 2010 compared to the net foreign exchange losses of $1.7 million during the three months ended June 30, 2009 attributable to movement of the U.S. dollar against the Indian rupee and the U.K. pound sterling relative to our foreign exchange hedged positions. The average exchange rate of the Indian rupee against the U.S. dollar was 45.73 during the three months ended June 30, 2010 compared to 48.35 during the three months ended June 30, 2009.

Provision for Income Taxes. Provision for income taxes increased from $0.1 million for the three months ended June 30, 2009 to $1.6 million for the three months ended June 30, 2010. The effective rate of taxes increased significantly from 8.0% for the three months ended June 30, 2009 to 25% for the three months ended June 30, 2010, primarily as a result of the expiration of a tax holiday at certain units of our Indian operations. Refer to Note 12 to the Unaudited Consolidated Financial Statements for further details.

Net Income. Net income increased from $1.3 million for the three months ended June 30, 2009 to $4.9 million for the three months ended June 30, 2010, primarily due to an increase in operating income of $2.5 million and other income of $2.7 million, partially offset by an increase in the provision for income taxes of $1.5 million. As a percentage of revenues, net income increased from 3.0% for the three months ended June 30, 2009 to 8.0% for the three months ended June 30, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues. Revenues increased 38.1% from $83.4 million for the six months ended June 30, 2009 to $115.1 million for the six months ended June 30, 2010. Revenues from outsourcing services increased from $67.9 million for the six months ended June 30, 2009 to $88.1 million for the six months ended June 30, 2010. The increase is primarily driven by revenues from our acquisitions of $12.5 million, net volume increases within existing clients aggregating to $6.1 million and revenues of $1.8 million due to the appreciation of the Indian rupee against the U.S. dollar and the U.K. pound sterling during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Revenues from transformation services increased from $15.5 million for the six months ended June 30, 2009 to $27.0 million for the six months ended June 30, 2010. The increase is primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and risk and financial management practices. Revenues from new clients for transformation services were $0.4 million and $1.5 million during the six months ended June 30, 2009 and 2010, respectively.

Cost of Revenues. Cost of revenues increased 37.4% from $50.2 million for the six months ended June 30, 2009 to $68.9 million for the six months ended June 30, 2010. The increase in cost of revenues is primarily due to increases in employee-related costs of $11.8 million as a result of an increase in our headcount of personnel directly involved in providing services to our clients, including $7.1 million of employee-related costs related to our acquisitions, increase in reimbursable expenses of $2.1 million (resulting in an increase in revenues) increase in facilities operating expenses by $1.5 million, primarily due to the new operating centers from our acquisitions and an increase of $3.2 million due to the appreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. As a percentage of revenues, cost of revenues decreased marginally from 60.2% for the six months ended June 30, 2009 to 59.9% for the six months ended June 30, 2010.

Gross Profit. Gross profit increased 39.2% from $33.2 million for the six months ended June 30, 2009 to $46.2 million for the six months ended June 30, 2010. The increase in gross profit was primarily due to an increase in revenues of $31.8 million, offset by an increase in cost of revenues of $18.8 million. Gross profit as a percentage of revenues increased marginally from 39.8% for the six months ended June 30, 2009 to 40.1% for the six months ended June 30, 2010, primarily due to an increase in revenues as mentioned above.

SG&A Expenses. SG&A expenses increased 31.7% from $20.9 million for the six months ended June 30, 2009 to $27.5 million for the six months ended June 30, 2010. The increase in SG&A expenses is primarily due to an increase in salaries and personnel expenses of $3.8 million, an increase in facilities related costs of $1.0 million, primarily related to our new operations centers in Jaipur and Noida, India, acquisition-related costs of $0.4 million, an increase in travel and other marketing related costs of $0.7 million and an increase of $0.7 million due to the appreciation of the Indian rupee against the U.S. dollar during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. As a percentage of revenues, SG&A decreased marginally from 25.1% for the six months ended June 30, 2009 to 23.9% for the six months ended June 30, 2010.

Depreciation and Amortization. Depreciation and amortization increased 32.8% from $5.2 million for the six months ended June 30, 2009 to $6.9 million for the six months ended June 30, 2010. The increase is primarily due to amortization of acquisition related intangibles of $0.7 million, depreciation related to our new operations centers as a result of our acquisitions of $0.7 million and increase of $0.4 million due to the appreciation of the Indian rupee against the U.S. dollar during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and facility build outs necessary to meet our service requirements.

Income from Operations. Income from operations increased 66.0% from $7.1 million for the six months ended June 30, 2009 to $11.7 million for the six months ended June 30, 2010. As a percentage of revenues, income from operations increased from 8.5% for the six months ended June 30, 2009 to 10.2% for the six months ended June 30, 2010. The increase in income from operations was primarily due to an increase in gross profit by $13.0 million, offset by an increase in operating expenses of $8.3 million as mentioned above.

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and others. Other income/(expense) increased from an expense of ($2.4) million for the six months ended June 30, 2009 to an income of $2.2 million for the six months ended June 30, 2010, primarily as a result of net foreign exchange gain of $1.5 million during the six months ended June 30, 2010 compared to the net foreign exchange losses of $3.0 million during the six months ended June 30, 2009 attributable to movement of the U.S. dollar against the Indian rupee and the U.K. pound sterling relative to our foreign exchange hedged positions. The average exchange rate of the Indian rupee against the U.S. dollar was 45.72 during the six months ended June 30, 2010 compared to 49.30 during the six months ended June 30, 2009.

Provision for Income Taxes. Provision for income taxes increased from $0.4 million for the six months ended June 30, 2009 to $3.5 million for the six months ended June 30, 2010. The effective rate of taxes increased significantly from 8.0% for the six months ended June 30, 2009 to 25% for the six months ended June 30, 2010, primarily as a result of the expiration of a tax holiday at certain units of our Indian operations. Refer to Note 12 to the Unaudited Consolidated Financial Statements for further details.

Net Income. Net income increased from $4.1 million for the six months ended June 30, 2009 to $10.5 million for the six months ended June 30, 2010, primarily due to an increase in operating income of $4.7 million and other income of $4.7 million, partially offset by an increase in the provision for income taxes of $3.1 million. As a percentage of revenues, net income increased from 5.0% for the six months ended June 30, 2009 to 9.1% for the six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2010, we had $91.4 million in cash, cash equivalents and short-term investments.

Cash flows provided by operating activities increased from $6.6 million in the six months ended June 30, 2009 to $7.0 million in the six months ended June 30, 2010. Cash flows from net income adjusted for non-cash items increased by $8.3 million, primarily due to higher net income, depreciation and amortization and share-based compensation expense. The increase is offset by a decrease in cash flows from changes in working capital by $7.9 million. Changes in working capital arose primarily from an increase in accounts receivables of $5.5 million during the six months ended June 30, 2010 compared to a decrease of $3.0 million during the six months ended June 30, 2009, primarily due to increase in revenues.

Cash flows used for investing activities increased from $5.2 million in the six months ended June 30, 2009 to $50.6 million in the six months ended June 30, 2010. The increase is primarily due to the payment of the purchase consideration of approximately $29.1 million for the GTSC acquisition, $13.0 million for the acquisition of PDMA (net of cash acquired) and an increase in capital expenditures of $3.2 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Cash flows provided by financing activities was $0.6 million during the six months ended June 30, 2010, primarily representing the proceeds from exercises of stock options.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $10.0 million of capital expenditures in the six months ended June 30, 2010. We expect to incur capital expenditures of approximately $10.0 million to $12.0 million in the remainder of 2010 primarily to meet the growth requirements of our clients, including additions to our existing facilities and establishing a new operations center in Noida, India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with the tax assessment orders issued against Exl India and Exl Inc. we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. As required by the MAP, we obtained bank guarantees of approximately $2.9 million in April 2009 and approximately $3.5 million in January 2010, and might need to obtain additional bank guarantees, in favor of the Government of India to stop the collection of the outstanding tax demands and interest for various tax years. Refer to Note 16 to our Unaudited Consolidated Financial Statements for further details.

We anticipate that we will continue to rely upon cash from operating activities to finance our acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2010:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Capital leases	$0.3	$0.3	$—	$—	$0.6
Operating leases	5.8	7.0	1.5	2.1	16.4
Purchase obligations	6.8	—	—	—	6.8
Other obligations(a)	0.5	1.2	1.1	1.4	4.2

Total contractual cash obligations	$13.4	$8.5	$2.6	$3.5	$28.0

(a)	Represents estimated payments under the Company’s Gratuity Plan.

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

Exl Philippines is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration has provided the Company with certain incentives on the import of capital goods. Exl Philippines has an export obligation of $39.3 million during the three year period ending March 2011.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Update No. 2010-6, “Improving Disclosures about Fair Value Measurement” (“ASU 2010-6”) to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The adoption of this new guidance did not have a material impact on our unaudited consolidated financial statements. See Note 6 to our Unaudited Consolidated Financial Statements for further details.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: first, it eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and second, it eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have chosen to adopt this new guidance with effect from January 1, 2011. Currently, we do not expect there to be any impact from the adoption of ASU 2009-13 as the number of multiple-deliverable revenue arrangements are insignificant.

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

During the six months ended June 30, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 in the Notes to Unaudited Consolidated Financial Statements contained herein for the information regarding our ongoing legal proceedings.

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

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three and six months ended June 30, 2010, we acquired 5,472 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of approximately $92,500. The purchase price of $16.96 per share was the average of the high and low price of the our shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Amendment, effective June 2, 2010, to the Amended and Restated Employment and Non-Competition Agreement, dated December 16, 2008 between Vikram Talwar and ExlService Holdings, Inc.

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: August 9, 2010	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar
Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)