Form 10-Q
period 2010-09-30
ExlService Holdings, Inc.
filed 2010-11-09
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 31, 2010, there were 29,327,450 shares of the registrant’s common stock outstanding (excluding 252,502 shares held in treasury and 241,902 shares of restricted stock), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,608	$132,215
Short-term investments	2,385	4,009
Restricted cash	308	65
Accounts receivable, net of allowance for doubtful accounts of $422 at September 30, 2010 and $262 at December 31, 2009	42,006	34,856
Deferred tax assets, net	6,251	4,872
Advance income-tax, net	1,578	—
Prepaid expenses and other current assets	6,363	5,529

Total current assets	161,499	181,546

Fixed assets, net of accumulated depreciation of $45,403 at September 30, 2010 and $35,812 at December 31, 2009	31,470	23,964
Restricted cash	3,531	3,895
Deferred tax assets, net	9,993	8,482
Intangible assets, net of amortization	19,223	627
Goodwill	43,289	19,619
Other assets	16,526	11,487

Total assets	$285,531	$249,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,867	$5,345
Deferred revenue	4,683	4,745
Accrued employee cost	21,578	16,020
Income taxes payable	—	543
Accrued expenses and other current liabilities	14,171	11,674

Total current liabilities	43,299	38,327

Non-current liabilities	5,908	5,575

Total liabilities	49,207	43,902

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,532,439 shares issued and 29,279,937 shares outstanding as of September 30, 2010 and 29,278,103 shares issued and 29,031,073 shares outstanding as of December 31, 2009	30	29
Additional paid-in capital	132,464	124,493
Retained earnings	103,970	85,674
Accumulated other comprehensive income/(loss)	909	(3,515)

	237,373	206,681

Less: 252,502 shares as of September 30, 2010 and 247,030 shares as of December 31, 2009, held in treasury, at cost	(1,069)	(976)

ExlService Holdings, Inc. stockholders’ equity	236,304	205,705
Noncontrolling interest	20	13

Total stockholders’ equity	236,324	205,718

Total liabilities and stockholders’ equity	$285,531	$249,620

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$67,585	$48,186	$182,713	$131,557
Cost of revenues (exclusive of depreciation and amortization)	40,584	28,803	109,516	78,986

Gross profit	27,001	19,383	73,197	52,571

Operating expenses:
General and administrative expenses	10,469	7,770	29,238	22,137
Selling and marketing expenses	5,331	3,516	14,080	10,040
Depreciation and amortization	4,218	2,918	11,148	8,137

Total operating expenses	20,018	14,204	54,466	40,314

Income from continuing operations	6,983	5,179	18,731	12,257
Other income/(expense):
Foreign exchange gain/(loss)	943	(1,995)	2,452	(5,014)
Interest and other income, net	262	269	994	856

Income from continuing operations before income taxes	8,188	3,453	22,177	8,099
Income tax provision	384	(541)	3,881	(169)

Income from continuing operations	7,804	3,994	18,296	8,268
Loss from discontinued operations, net of taxes	—	—	—	(139)

Net income	$7,804	$3,994	$18,296	$8,129

Earnings per share:
Basic	$0.27	$0.14	$0.63	$0.28
Diluted	$0.26	$0.14	$0.60	$0.28
Weighted-average number of shares used in computing earnings per share:
Basic	29,302,862	28,930,344	29,221,668	28,893,515
Diluted	30,385,308	29,368,390	30,248,648	29,202,856

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$18,296	$8,129
Loss from discontinued operations, net of taxes	—	139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,148	8,137
Share-based compensation expense	6,352	5,389
Non-employee stock options	32	110
Unrealized foreign exchange gain	599	(981)
Deferred income taxes	(2,583)	(6,749)
Noncontrolling interest	7	—
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	238	(4,458)
Accounts receivable	(6,021)	3,040
Prepaid expenses and other current assets	102	1,754
Accounts payable	(527)	472
Deferred revenue	(3,191)	1,749
Accrued employee costs	4,230	(2,584)
Accrued expenses and other liabilities	156	(321)
Income taxes payable	(2,092)	1,764
Other assets	(3,050)	669

Net cash provided by operating activities	23,696	16,259

Cash flows from investing activities:
Purchase of fixed assets	(14,830)	(9,186)
Business acquisition (net of cash acquired)	(42,144)	(3,505)
Purchase of short-term investments	(335)	(816)
Proceeds from redemption of short-term investments	2,050	153
Proceeds from sale of discontinued operations	—	1,448

Net cash used for investing activities	(55,259)	(11,906)

Cash flows from financing activities:
Principal payments on capital lease obligations	(91)	(80)
Proceeds from exercise of stock options	1,587	193
Acquisition of treasury stock	(93)	(73)

Net cash provided by financing activities	1,403	40

Effect of exchange rate changes on cash and cash equivalents	553	943

Net increase/(decrease) in cash and cash equivalents	(29,607)	5,336
Cash and cash equivalents, beginning of period	132,215	112,174

Cash and cash equivalents, end of period	$102,608	$117,510

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The non-controlling interest represents the minority partner’s interest in the operation of exlService.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the unaudited consolidated balance sheet and unaudited consolidated statement of income, respectively. The non-controlling partner’s interest in the operations for the three and nine months ended September 30, 2010 was insignificant and is included under the general and administrative expenses in the unaudited consolidated statements of income.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Revenue Recognition

The Company derives its revenues from outsourcing and transformation services. Revenues from outsourcing services are recognized primarily on a time-and-material, cost-plus or unit-priced basis; revenues from transformation services are recognized primarily on a time-and material, fixed price or contingent fee basis. The services provided within our contracts generally contain one unit of accounting. Revenues are recognized under our contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerators:
Net income
Continuing operations	$7,804	$3,994	$18,296	$8,268
Discontinued operations	—	—	—	(139)

	$7,804	$3,994	$18,296	$8,129

Denominators:
Basic weighted average common shares outstanding	29,302,862	28,930,344	29,221,668	28,893,515
Dilutive effect of share based awards	1,082,446	438,046	1,026,980	309,341

Diluted weighted average common shares outstanding	30,385,308	29,368,390	30,248,648	29,202,856

Weighted average common shares considered anti-dilutive in computing diluted earnings per share	546,088	1,380,775	768,689	2,698,600

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

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

Revenues and cost of revenues for each of the three months ended September 30, 2010 and 2009 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$50,468	$17,117	$67,585	$37,673	$10,513	$48,186
Cost of revenues (exclusive of depreciation and amortization)	29,606	10,978	40,584	22,230	6,573	28,803

Gross profit	$20,862	$6,139	$27,001	$15,443	$3,940	$19,383

Operating expenses			20,018			14,204
Other income/(expense)			1,205			(1,726)
Income tax provision/(benefit)			384			(541)

Net income			$7,804			$3,994

Revenues and cost of revenues for each of the nine months ended September 30, 2010 and 2009 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$138,618	$44,095	$182,713	$105,573	$25,984	$131,557
Cost of revenues (exclusive of depreciation and amortization)	81,786	27,730	109,516	60,549	18,437	78,986

Gross profit	$56,832	$16,365	$73,197	$45,024	$7,547	$52,571

Operating expenses			54,466			40,314
Other income/(expense)			3,446			(4,158)
Income tax provision/(benefit)			3,881			(169)

Income from continuing operations			18,296			8,268
Loss from discontinued operations, net of taxes			—			(139)

Net income			$18,296			$8,129

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

On March 1, 2010, the Company acquired the operations of the GTSC, a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The purchase price for the GTSC, which was paid in cash, was approximately $29,122. The Company paid a premium for the GTSC acquisition to provide services to the travel vertical, deepen the Company’s relationship with one of its key clients and to expand its capability set in analytics, exception processing and transaction processing.

On May 1, 2010, the Company acquired a 100% stake in PDMA, maker of the LifePRO® insurance policy administration system used by approximately 40 life, health and annuity insurers globally. The purchase price for PDMA, which was paid in cash, was approximately $14,061 (including cash acquired of $1,039), net of working capital adjustments. The Company paid a premium for the PDMA acquisition to expand its capability in providing end-to-end policy administration solution for clients along a wide range of insurance products.

	GTSC	PDMA
Tangible fixed assets	$2,855	$219
Current assets and liabilities, net of cash	(1,461)	(1,715)
Customer related intangible assets	10,328	5,200
Leasehold benefits	972	—
Developed technology	—	2,100
Non-compete agreement	—	200
Trade names and trademarks	—	900
Goodwill(1)	16,097	7,157
Deferred tax assets, net	331	—

	$29,122	$14,061

(1)	Includes $900 deposited in an escrow account in connection with the PDMA acquisition.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Goodwill

The following table sets forth details of the Company’s goodwill balance as of September 30, 2010:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2009	$772	$16,785	$17,557
Goodwill arising from acquisition	2,062	—	2,062

Balance at December 31, 2009	2,834	16,785	19,619
Goodwill arising from acquisitions	28,557	—	28,557
Purchase accounting adjustments(1)	(5,303)	—	(5,303)
Currency translation adjustments	416	—	416

Balance at September 30, 2010	$26,504	$16,785	$43,289

(1)	Represent adjustments related to the GTSC and PDMA acquisitions.

Intangible Assets

Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$16,595	$(1,250)	$15,345
Leasehold benefits	997	(179)	818
Developed technology	2,100	(88)	2,012
Non-compete agreements	200	(52)	148
Trade names and trademarks	900	—	900

	$20,792	$(1,569)	$19,223

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$794	$(167)	$627

	$794	$(167)	$627

Amortization expense for the three months ended September 30, 2010 and 2009 was $688 and $84, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was $1,388 and $84, respectively. The estimated amortization of intangible assets for the years ending September 30, 2011, 2012, 2013, 2014 and 2015 is $2,477, $2,243, $1,995, $1,790 and $1,790, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

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

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2010. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$78,171	$—	$—	$78,171
Derivative financial instruments	—	4,186	—	4,186

Total	$78,171	$4,186	$—	$82,357

Derivative Financial Instrument: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See Note 7 for further details.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

7. Derivatives and Hedge Accounting

The Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging transactions, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with the Indian rupee. The Company also has exposure in Philippine pesos, Czech koruna and other local currencies in which it operates. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. These derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “ Derivatives and Hedging” (“ASC No. 815”). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency.

The Company had outstanding foreign exchange contracts totaling $149,730, GBP 7,460 and EUR 817 as of September 30, 2010 and totaling $90,000 and GBP 7,662 as of December 31, 2009. The Company estimates that approximately $3,458 of net derivative gains included in accumulated other comprehensive income (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2010. At September 30, 2010, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty-three months.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2010.

The following table sets forth the fair value of foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:

	September 30, 2010	December 31, 2009
Prepaid expenses and other current assets:
Foreign currency exchange contracts	$3,458	$1,451
Other assets
Foreign currency exchange contracts	$616	$957

Derivatives not designated as hedging instruments:

	September 30, 2010	December 31, 2009
Prepaid expenses and other current assets:
Foreign currency exchange contracts	$112	$62

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended September 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion And Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion And Amount Excluded From Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$2,628	$278	Foreign exchange gain /(loss)	$917	$(2,241)	Foreign exchange gain/(loss)	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		2010	2009
Foreign exchange contracts	Foreign exchange gain/(loss)	$1	$513

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the nine months ended September 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion And Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion And Amount Excluded From Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$3,366	$(649)	Foreign exchange gain/(loss)	$2,141	$(5,473)	Foreign exchange gain/(loss)	$—	$(118)

Derivatives not designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		2010	2009
Foreign exchange contracts	Foreign exchange gain/(loss)	$932	$(542)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

8. Comprehensive Income:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$7,804	$3,994	$18,296	$8,129
Other comprehensive income:
Unrealized gain on effective cash flow hedges, net of taxes	1,711	2,519	1,225	4,824
Foreign currency translation adjustment	3,540	6	3,112	1,041
Retirement benefits, net of taxes	35	20	87	54

Total other comprehensive income	5,286	2,545	4,424	5,919

Total comprehensive income	$13,090	$6,539	$22,720	$14,048

9. Capital Structure

The Company has one class of common stock.

During the three months ended September 30, 2010, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock. During the nine months ended September 30, 2010, the Company acquired 5,472 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $93. The purchase price of $16.96 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$127	$67	$395	$199
Interest cost	47	28	107	84
Actuarial loss	42	20	126	54

Net gratuity cost	$216	$115	$628	$337

The Company maintains the ExlService Inc. 401(k) Plan, the Inductis 401(k) Profit Sharing Plan and the PDMA 401(k) Profit Sharing Plan, (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986 covering all eligible employees. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plans amounted to $80 during each of the three month periods ended September 30, 2010 and September 30, 2009, respectively and $238 and $237 during the nine months periods ended September 30, 2010 and September 30, 2009, respectively.

During the three and nine months periods ended September 30, 2010 and 2009, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, Philippines, Romania and the Czech Republic:

Three months ended September 30, 2010	$934
Three months ended September 30, 2009	$715
Nine months ended September 30, 2010	$2,666
Nine months ended September 30, 2009	$1,642

11. Leases

The Company leases motor vehicles for some of its employees. Such leases are recorded as capital leases. Future minimum lease payments under these capital leases at September 30, 2010 are set forth below:

Year ending September 30,
2011	$272
2012	184
2013	186
2014	41

Total minimum lease payments	683
Less: amount representing interest	80

Present value of minimum lease payments	603
Less: current portion	230

Long term capital lease obligation	$373

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are set forth below:

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Year ending September 30,
2011	$5,613
2012	3,984
2013	2,434
2014	795
2015	522
2016 and thereafter	1,931

$15,279

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancellable and non-cancellable operating leases was $2,680 and $1,567 for the three months ended September 30, 2010 and 2009, respectively and $7,038 and $4,249 for the nine months ended September 30, 2010 and 2009, respectively. Deferred rent as of September 30, 2010 and December 31, 2009 was $2,971 and $1,437, respectively, and is included in “Accrued expenses and other current liabilities” in the unaudited consolidated balance sheet as of September 30, 2010 and the audited balance sheet as of December 31, 2009.

12. Income Taxes

The Company recorded income tax expense/(benefit) of $384 and ($541) for the three months ended September 30, 2010 and 2009, respectively, and $3,881 and ($169) for the nine months ended September 30, 2010 and 2009, respectively. The effective rate of taxes attributable to continuing operations was 4.7% and (15.7%) for the three months ended September 30, 2010 and 2009, respectively and 17.5% and (2.7%) for the nine months ended September 30, 2010 and 2009, respectively. The increase in overall effective tax rate is primarily due to the expiration of a tax holiday under Indian law for some of our operating units in India during the three and nine months ended September 30, 2010 and also due to the recent GTSC and PDMA acquisitions, income from which is fully taxable.

Certain units of the Company’s Indian subsidiaries qualify for an exemption from taxable income under Section 10A or 10B of the Indian Income Tax Act, as their profits are attributable to work performed under the export promotion schemes. This exemption is available for a period of ten consecutive years beginning with the financial year in which the entity begins to manufacture or produce eligible goods and services and originally expired on March 31, 2010. In July 2009, the Indian government extended the tax holiday period by one year from March 31, 2010 to March 31, 2011. The tax holiday period for some of the units of the Company expired on April 1, 2010 and any profits from such units after such date is fully taxable at the Indian statutory tax rate, which is currently at 33.22%.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At September 30, 2010, the Company performed an analysis of the deferred tax asset valuation allowance for certain units of its Indian subsidiaries and net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to record a valuation allowance on deferred tax assets pertaining to such units of the Company’s subsidiaries for which the tax holiday period is currently scheduled to expire on April 1, 2011 and the deferred tax assets on net operating loss carry forwards. The valuation allowance as of September 30, 2010 and December 31, 2009 was approximately $2,581 and $2,254, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). As of September 30, 2010 and December 31, 2009, income tax credits related to the MAT were approximately $4,088 and $4,269, respectively.

The Company’s provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC topic No. 740, “Income Taxes” as well as the related net interest. Tax exposures can involve complex issues and may require an extended period to resolve. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, including refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2010 through September 30, 2010:

Balance as of January 1, 2010	$4,156
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(2,848)
Increases related to current year tax positions	2,313
Decreases related to current year tax positions	—
Effect of exchange rate changes	166

Balance as of September 30, 2010	$3,787

The decrease related to prior year tax position is due to the reduction in the tax liability of one of the Company’s Indian subsidiary following the adoption of the recent guidance of income-tax department on treatment of certain items of income and expenditures.

The unrecognized tax benefits as of September 30, 2010 of $3,787, if recognized, would have a favorable impact on the effective tax rate.

The Company has recognized interest and penalties of ($116) and $16 during the three and nine months ended September 30, 2010, respectively, and is included in the income tax provision in the unaudited consolidated statements of income. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of revenue	$453	$341	$1,457	$1,096
General and administrative expenses	858	894	2,627	2,564
Selling and marketing expenses	810	641	2,268	1,729

Total	$2,121	$1,876	$6,352	$5,389

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.50	3.50	4.66	4.56
Risk free interest rate	1.65%	1.68%	1.84%	1.73%
Volatility	45%	50%	44%	50%

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

Stock option activity under the Company’s stock plans is set forth below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2009	3,188,066	$11.52	$21,999	7.94
Granted	310,069	17.84
Exercised	(144,994)	10.95
Forfeited	(149,670)	13.85

Outstanding at September 30, 2010	3,203,471	$12.05	$23,326	7.40

Vested and exercisable at September 30, 2010	1,340,382	$12.24	$9,506	6.34

Available for grant at September 30, 2010	3,451,975

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The unrecognized compensation cost for unvested options as of September 30, 2010 is $7,327, which is expected to be expensed over a weighted average period of 2.45 years. The weighted-average fair value of options granted during the three months ended September 30, 2010 and 2009 was $6.93 and $5.26, respectively and for the nine months ended September 30, 2010 and 2009 was $7.03 and $3.48, respectively. The total fair value of shares vested during the three months period ending September 30, 2010 is $1,017 and for the nine months period ending September 30, 2010 is $5,347.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is set forth below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2009	379,810	$21.78	28,000	$14.04
Granted	—	—	621,319	18.05
Vested	(109,342)	18.78	(12,000)	11.35
Forfeited	(8,166)	15.89	(14,254)	18.41

Outstanding at September 30, 2010	262,302	$23.21	623,065	$17.99

As of September 30, 2010, unrecognized compensation cost of $13,132 is expected to be expensed over a weighted average period of 2.89 years.

14. Related Party Transactions

The Company provides services to Oak Hill Capital Partners, an affiliate of the Oak Hill Capital Partners, L.P., one of the Company’s significant stockholders. The Company recognized revenues of approximately $29 and $12 during the three months ended September 30, 2010 and 2009, respectively, and $67 and $19 during the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, the Company had an account receivable of $27 and $13, respectively, related to these services.

15. Geographical Information

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
United States	$48,175	$31,148	$131,055	$85,369
United Kingdom	16,410	15,536	44,828	44,016
Rest of world	3,000	1,502	6,830	2,172

	$67,585	$48,186	$182,713	$131,557

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
Fixed assets, net
India	$26,802	$18,768
United States	1,142	1,036
Philippines	2,382	3,262
Rest of world	1,144	898

	$31,470	$23,964

16. Commitments and Contingencies

Fixed Asset Commitments

At September 30, 2010, the Company had committed to spend approximately $5,660 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The Company has received assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. There is a likelihood that the Company might receive assessment orders for other tax years until the disputes are resolved.

The details of the assessment orders received from the Indian tax authorities as of September 30, 2010 are set forth below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)	Amount Deposited (Including additional Interest)	Bank Guarantee Issued
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2,164	$2,164	$—
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2,097	$2,097	$—
Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$5,576	$5,576	$—
Exl India	2006-07	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2006-07 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$3,868	$—	$—
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$3,994	$1,558	$2,436
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$103	$45	$58
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$856	$401	$455
Exl Inc.	2006-07	The assessment order alleges that EXL Inc. has a permanent establishment in India.	$1,313	$—	$—

			$19,971	$11,841	$2,949

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements. With the exception of the assessment orders relating to the 2006-07 tax year of EXL India and the 2006-07 tax year of Exl Inc. (which order was received subsequent to September 30, 2010), the Company has deposited amounts with the Indian government and provided bank guarantees. The Company does not expect any impact from these assessments on its future income tax expense.

Amounts paid as deposits in respect of the assessments described above aggregating to $11,841 and $7,770 as of September 30, 2010 and December 31, 2009, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,949 and $2,847 as of September 30, 2010 and December 31, 2009, respectively, are included in “Restricted cash” in the Company’s unaudited consolidated balance sheet as of September 30, 2010 and the audited consolidated balance sheet as of December 31, 2009.

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

On March 1, 2010, we acquired the operations of the American Express Global Travel Service Center (“GTSC”), a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The purchase price for the GTSC, which was paid in cash, was approximately $29.1 million. Through this transaction, we have started to provide services to the travel vertical, have deepened our relationship with one of our key clients and expanded our capability set in analytics, exception processing and transaction processing.

On May 1, 2010, we acquired a 100% stake in Professional Data Management Again, Inc. (“PDMA”), maker of the LifePRO® insurance policy administration system used by approximately 40 life, health and annuity insurers globally. The purchase price for PDMA, which was paid in cash, was approximately $14.1 million (including cash acquired of $1.0 million), net of working capital adjustments. The PDMA acquisition has provided us an end-to-end policy administration solution for our clients along a wide range of insurance products.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three and nine months ended September 30, 2010, we had total revenues of $67.6 million and $182.7 million, respectively, compared to total revenues of $48.2 million and $131.6 million, respectively, in the three and nine months ended September 30, 2009, an increase of $19.4 million and $51.1 million, respectively, or 40.3% and 38.9%, respectively. Revenues from outsourcing services were higher by $12.8 million and $33.0 million in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009. Revenues from transformation services were higher by $6.6 million and $18.1 million during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 71.3% and 24.3%, respectively, of our total revenues for the three months ended September 30, 2010 and approximately 64.6% and 32.2%, respectively, of our total revenues for the three months ended September 30, 2009. For the nine months ended September 30, 2010, these two regions generated approximately 71.7% and 24.5%, respectively, of our total revenues and approximately 64.9% and 33.5%, respectively, of our total revenues for the nine months ended September 30, 2009.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended September 30, 2010 and 2009, our total revenues from our three largest clients were $27.1 million and $21.9 million, respectively, accounting for 40.1% and 45.5% of our total revenues, respectively, during these periods. In the nine months ended September 30, 2010 and 2009, our total revenues from our three largest clients were $75.3 million and $58.5 million, respectively, accounting for 41.2% and 44.5% of our total revenues, respectively, during these periods.

We provide services to Centrica, which represented $9.7 million, or 14.3%, and $28.7 million, or 15.7% of our total revenues for the three and nine months ended September 30, 2010, and $10.6 million, or 21.9%, and $29.2 million, or 22.2 % of our total revenues for the three and nine months ended September 30, 2009, under an agreement that is scheduled to expire in April 2012. Centrica may terminate the agreement without cause upon three months prior notice and payment of a breakup fee.

We provide services to Travelers, which represented $9.6 million, or 14.1%, and $26.6 million, or 14.6% of our total revenues for the three and nine months ended September 30, 2010, and $6.9 million, or 14.4%, and $17.5 million, or 13.3% of our total revenues for the three and nine months ended September 30, 2009, under a services agreement. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days prior notice.

We provide services to subsidiaries of American Express Company (“American Express”) under (i) a master services agreement for our outsourcing services, which agreement cannot be terminated by American Express for convenience and which provides us with a minimum volume commitment over a period of eight years and (ii) a master agreement for our transformation services, which agreement may be terminated by American Express for convenience upon five days prior written notice. Our aggregate revenues from outsourcing services and transformation services from American Express represented $7.9 million, or 11.6%, and $20.0 million, or 11.0% of our total revenues for the three and nine months ended September 30, 2010, respectively. Revenues for the three and nine months ended September 30, 2009 were insignificant as a percentage of our total revenues.

We derived revenues from four and five new clients for our services, in the three months ended September 30, 2010 and 2009, respectively, and fourteen and ten new clients for our services, in the nine months ended September 30, 2010 and 2009, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended September 30, 2010 and 2009, 4.2% and 5.3%, respectively, of our revenues represent reimbursement of such expenses. For the nine months ended September 30, 2010 and 2009, 4.4% and 5.0%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

Our management has observed in recent periods a shift in industry pricing models toward transaction-based pricing and other pricing models. We believe this trend will continue and we have begun to use transaction-based and other pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. Such models place the focus on operating efficiency in order to maintain our operating margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients to the extent we are required to modify the terms of our relationship with such clients.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in million)		(in million)
Revenues(1)	$67.6	$48.2	$182.7	$131.6
Cost of revenues (exclusive of depreciation and amortization)(2)	40.6	28.8	109.5	79.0

Gross profit	27.0	19.4	73.2	52.6

Operating expenses:
General and administrative expenses(3)	10.5	7.8	29.2	22.1
Selling and marketing expenses(3)	5.3	3.5	14.1	10.1
Depreciation and amortization expenses(4)	4.2	2.9	11.2	8.1

Total operating expenses	20.0	14.2	54.5	40.3

Income from continuing operations	7.0	5.2	18.7	12.3
Other income/(expense):
Foreign exchange gain/(loss)	0.9	(2.0)	2.5	(5.0)
Interest and other income	0.3	0.3	1.0	0.8

Income from continuing operations before income taxes	8.2	3.5	22.2	8.1
Income tax provision	0.4	(0.5)	3.9	(0.1)

Income from continuing operations	7.8	4.0	18.3	8.2
Loss from discontinued operations, net of taxes	—	—	—	(0.1)

Net income	$7.8	$4.0	$18.3	$8.1

(1)	Revenues include reimbursable expenses of $2.8 million and $2.6 million for the three months ended September 30, 2010 and 2009, respectively, and $8.0 million and $6.6 million for the nine months ended September 30, 2010 and 2009, respectively.
(2)	Cost of revenues includes $0.5 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $1.5 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 to our Unaudited Consolidated Financial Statements contained herein.
(3)	General and administrative expenses and selling and marketing expenses include $1.7 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively, and $4.9 million and $4.3 million for the nine months ended September 30, 2010 and 2009, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 to our Unaudited Consolidated Financial Statements contained herein.
(4)	Depreciation and amortization expenses include $0.7 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $1.4 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively, of amortization of intangibles as described in Note 5 to our Unaudited Consolidated Financial Statements contained herein.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues Revenues increased 40.3% from $48.2 million for the three months ended September 30, 2009 to $67.6 million for the three months ended September 30, 2010. Revenues from outsourcing services increased from $37.7 million for the three months ended September 30, 2009 to $50.5 million for the three months ended September 30, 2010. The increase in revenues from outsourcing services is primarily driven by revenues from our acquisitions of $8.7 million, net volume increases within existing and new clients aggregating to $3.6 million and revenues of $0.5 million due to the appreciation of the Indian rupee against the U.S. dollar and the U.K. pound sterling during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Revenues from transformation services increased from $10.5 million for the three months ended September 30, 2009 to $17.1 million for the three months ended September 30, 2010. The increase is primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and risk and financial management practices. Revenues from new clients for transformation services were $0.1 million each during the three months ended September 30, 2010 and 2009, respectively.

Cost of Revenues Cost of revenues increased 40.9% from $28.8 million for the three months ended September 30, 2009 to $40.6 million for the three months ended September 30, 2010. The increase in cost of revenues is primarily due to increase in employee-related costs of $8.5 million as a result of an increase in our headcount of personnel directly involved in providing services to our clients, including $4.5 million of employee-related costs related to our acquisitions, an increase in reimbursable expenses of $1.1 million (resulting in an increase in revenues), an increase in facilities operating expenses by $1.0 million, primarily due to our new operating centers from our acquisitions, and an aggregate increase of $1.2 million due to the appreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. As a percentage of revenues, cost of revenues increased marginally from 59.8% for the three months ended September 30, 2009 to 60.0% for the three months ended September 30, 2010.

Gross Profit Gross profit increased 39.3% from $19.4 million for the three months ended September 30, 2009 to $27.0 million for the three months ended September 30, 2010. The increase in gross profit was primarily due to an increase in revenues of $19.4 million, offset by an increase in cost of revenues of $11.8 million. Gross profit as a percentage of revenues decreased marginally from 40.2% for the three months ended September 30, 2009 to 40.0% for the three months ended September 30, 2010, primarily due to an increase in cost of revenues as mentioned above.

SG&A Expenses SG&A expenses increased 40.0% from $11.3 million for the three months ended September 30, 2009 to $15.8 million for the three months ended September 30, 2010. The increase in SG&A expenses is primarily due to an increase in employee-related costs of $3.1 million, an increase in facilities-related costs of $0.6 million, primarily related to our new operations centers in Jaipur and Noida, India, an increase in travel and other general and administrative costs of $0.5 million and an increase of $0.3 million due to the appreciation of the Indian rupee against the U.S. dollar during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. SG&A as a percentage of revenues was 23.4% each during the three months ended September 30, 2010 and 2009.

Depreciation and Amortization Depreciation and amortization increased 44.6% from $2.9 million for the three months ended September 30, 2009 to $4.2 million for the three months ended September 30, 2010. The increase is primarily due to the amortization of acquisition-related intangibles of $0.6 million, depreciation related to our new operations centers as a result of our acquisitions of $0.5 million and increase of $0.1 million due to the appreciation of the Indian rupee against the U.S. dollar during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and facility build outs necessary to meet our service requirements.

Income from Operations Income from operations increased 34.8% from $5.2 million for the three months ended September 30, 2009 to $7.0 million for the three months ended September 30, 2010. The increase in income from operations was primarily due to an increase in gross profit by $7.6 million, offset by an increase in operating expenses of $5.8 million as mentioned above. As a percentage of revenues, income from operations decreased from 10.7% for the three months ended September 30, 2009 to 10.3% for the three months ended September 30, 2010.

Other Income/(Expense) Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income/(expense) increased from ($1.7) million for the three months ended September 30, 2009 to $1.2 million for the three months ended September 30, 2010, primarily as a result of net foreign exchange gain of $0.9 million during the three months ended September 30, 2010 compared to net foreign exchange losses of ($2.0) million during the three months ended September 30, 2009 attributable to movement of the U.S. dollar against the Indian rupee and the U.K. pound sterling relative to our foreign exchange hedged positions. The average exchange rate of the Indian rupee against the U.S. dollar was 46.14 during the three months ended September 30, 2010 compared to 48.29 during the three months ended September 30, 2009.

Income Tax Provision/(Benefit) Provision for income taxes increased from ($0.5) million for the three months ended September 30, 2009 to $0.4 million for the three months ended September 30, 2010. The effective rate of taxes increased significantly from (15.7%) for the three months ended September 30, 2009 to 4.7% for the three months ended September 30, 2010, primarily as a result of the expiration of a tax holiday at certain units of our Indian operations and an increase in income in the U.S. Refer to Note 12 to our Unaudited Consolidated Financial Statements for further details.

Net Income Net income increased from $4.0 million for the three months ended September 30, 2009 to $7.8 million for the three months ended September 30, 2010, primarily due to an increase in operating income of $1.8 million, other income of $2.9 million, partially offset by an increase in the provision for income taxes of $0.9 million. As a percentage of revenues, net income increased from 8.3% for the three months ended September 30, 2009 to 11.5% for the three months ended September 30, 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues Revenues increased 38.9% from $131.6 million for the nine months ended September 30, 2009 to $182.7 million for the nine months ended September 30, 2010. Revenues from outsourcing services increased from $105.6 million for the nine months ended September 30, 2009 to $138.6 million for the nine months ended September 30, 2010. The increase is primarily driven by revenues from our acquisitions of $21.2 million, net volume increases within existing clients and new clients aggregating to $9.5 million and revenues of $2.3 million due to the appreciation of the Indian rupee against the U.S. dollar and the U.K. pound sterling during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Revenues from transformation services increased from $26.0 million for the nine months ended September 30, 2009 to $44.1 million for the nine months ended September 30, 2010. The increase is primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and risk and financial management practices. Revenues from new clients for transformation services were $2.9 million and $1.0 million during the nine months ended September 30, 2010 and 2009, respectively.

Cost of Revenues Cost of revenues increased 38.7% from $79.0 million for the nine months ended September 30, 2009 to $109.5 million for the nine months ended September 30, 2010. The increase in cost of revenues is primarily due to increases in employee-related costs of $20.4 million as a result of an increase in our headcount of personnel directly involved in providing services to our clients, including $9.7 million of employee-related costs related to our acquisitions, increase in reimbursable expenses of $3.2 million (resulting in an increase in revenues) increase in facilities operating expenses by $2.5 million, primarily due to the new operating centers from our acquisitions and an aggregate increase of $4.4 million due to the appreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. As a percentage of revenues, cost of revenues decreased marginally from 60.0% for the nine months ended September 30, 2009 to 59.9% for the nine months ended September 30, 2010.

Gross Profit Gross profit increased 39.2% from $52.6 million for the nine months ended September 30, 2009 to $73.2 million for the nine months ended September 30, 2010. The increase in gross profit was primarily due to an increase in revenues of $51.1 million, offset by an increase in cost of revenues of $30.5 million. Gross profit as a percentage of revenues increased marginally from 40.0% for the nine months ended September 30, 2009 to 40.1% for the nine months ended September 30, 2010.

SG&A Expenses SG&A expenses increased 34.6% from $32.2 million for the nine months ended September 30, 2009 to $43.3 million for the nine months ended September 30, 2010. The increase in SG&A expenses is primarily due to an increase in salaries and personnel expenses of $6.9 million, an increase in facilities-related costs of $1.5 million, primarily related to our new operations centers in Jaipur and Noida, India, acquisition-related costs of $0.4 million, an increase in travel and other general and administrative expenses of $1.3 million and an increase of $1.0 million due to the appreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. As a percentage of revenues, SG&A decreased marginally from 24.5% for the nine months ended September 30, 2009 to 23.7% for the nine months ended September 30, 2010.

Depreciation and Amortization Depreciation and amortization increased 37.0% from $8.1 million for the nine months ended September 30, 2009 to $11.2 million for the nine months ended September 30, 2010. The increase is primarily due to amortization of acquisition-related intangibles of $1.3 million, depreciation related to our new operations centers as a result of our acquisitions of $1.0 million and an increase of $0.6 million due to the appreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and facility build outs necessary to meet our service requirements.

Income from Operations Income from operations increased 52.8% from $12.3 million for the nine months ended September 30, 2009 to $18.7 million for the nine months ended September 30, 2010. The increase in income from operations was primarily due to an increase in gross profit by $20.6 million, offset by an increase in operating expenses of $14.2 million as mentioned above. As a percentage of revenues, income from operations increased from 9.3% for the nine months ended September 30, 2009 to 10.3% for the nine months ended September 30, 2010.

Other Income/(Expense) Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income/(expense) increased from ($4.2) million for the nine months ended September 30, 2009 to $3.5 million for the nine months ended September 30, 2010, primarily as a result of net foreign exchange gain of $2.5 million during the nine months ended September 30, 2010 compared to net foreign exchange losses of ($5.0) million during the nine months ended September 30, 2009 attributable to movement of the U.S. dollar against the Indian rupee and the U.K. pound sterling relative to our foreign exchange hedged positions. The average exchange rate of the Indian rupee against the U.S. dollar was 45.86 during the nine months ended September 30, 2010 compared to 48.96 during the nine months ended September 30, 2009.

Income Tax Provision/(Benefit) Provision for income taxes increased from ($0.2) million for the nine months ended September 30, 2009 to $3.9 million for the nine months ended September 30, 2010. The effective rate of taxes increased significantly from (2.7%) for the nine months ended September 30, 2009 to 17.5% for the nine months ended September 30, 2010, primarily as a result of the expiration of a tax holiday at certain units of our Indian operations and an increase in income in the U.S. Refer to Note 12 to our Unaudited Consolidated Financial Statements for further details.

Net Income Net income increased from $8.1 million for the nine months ended September 30, 2009 to $18.3 million for the nine months ended September 30, 2010, primarily due to an increase in operating income of $6.4 million and other income of $7.7 million, partially offset by an increase in the provision for income taxes of $4.1 million. As a percentage of revenues, net income increased from 6.2% for the nine months ended September 30, 2009 to 10.0% for the nine months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2010, we had $105.0 million in cash, cash equivalents and short-term investments.

Cash flows provided by operating activities increased from $16.3 million in the nine months ended September 30, 2009 to $23.7 million in the nine months ended September 30, 2010. Cash flows from net income adjusted for non-cash items increased by $19.6 million, primarily due to higher net income, depreciation and amortization and share-based compensation expense. The increase is offset by a decrease in cash flows from changes in working capital by $12.2 million. Changes in working capital arose primarily from an increase in accounts receivables and other assets of $6.0 million and $3.0 million, respectively, during the nine months ended September 30, 2010 compared to a decrease of $3.0 million and $0.7 million, respectively, during the nine months ended September 30, 2009, primarily due to an increase in revenues and amounts deposited in respect of our income tax assessments.

Cash flows used for investing activities increased from $11.9 million in the nine months ended September 30, 2009 to $55.3 million in the nine months ended September 30, 2010. The increase is primarily due to the payment of the purchase consideration of approximately $29.1 million for the GTSC acquisition, $13.0 million for the acquisition of PDMA (net of cash acquired) during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Cash flows provided by financing activities was $1.4 million during the nine months ended September 30, 2010, primarily representing the proceeds from exercises of stock options.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $14.8 million of capital expenditures in the nine months ended September 30, 2010. We expect to incur capital expenditures of approximately $5.0 million to $7.0 million in the remainder of 2010 primarily to meet the growth requirements of our clients, including additions to our existing facilities and establishing a new operations center in Noida, India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

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

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2010:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Capital leases	$0.3	$0.4	$—	$—	$0.7
Operating leases	5.6	6.4	1.3	1.9	15.2
Purchase obligations	5.7	—	—	—	5.7
Other obligations(a)	0.5	1.2	1.2	1.5	4.4

Total contractual cash obligations(b)	$12.1	$8.0	$2.5	$3.4	$26.0

(a)	Represents estimated payments under the Company’s Gratuity Plan.
(b)	Excludes $3.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Update No. 2010-6, “Improving Disclosures about Fair Value Measurement” (“ASU 2010-6”) to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The adoption of this new guidance did not have a material impact on our unaudited consolidated financial statements. Refer to Note 6 to our Unaudited Consolidated Financial Statements for further details.

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

During the nine months ended September 30, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 to our Unaudited Consolidated Financial Statements contained herein for the information regarding our ongoing legal proceedings.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Summary of terms of compensation for Vikram Talwar.

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: November 9, 2010	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar
Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)