Form 10-K
period 2010-12-31
ExlService Holdings, Inc.
filed 2011-03-16
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of common stock held by non-affiliates was approximately $258,623,915.

As of February 28, 2011, there were 29,561,068 shares of the registrant’s common stock outstanding (excluding 254,216 shares held in treasury and 198,385 shares of restricted stock), par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2010.

PART I.

ITEM 1.	Business

We are a leading provider of outsourcing and transformation services focused on providing a competitive edge to our clients. Our outsourcing services provide front-, middle- and back-office process outsourcing services for our primarily U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation service offerings that include decision analytics, risk and financial management, and operations and process excellence. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. We serve primarily the needs of Fortune Global 500 and Fortune 1000 companies in the insurance, utilities, banking and financial services, transportation and logistics and travel sectors.

Our services for each of the sectors include:

We combine in-depth knowledge of the industry sectors on which we are focused with proven expertise in transferring business operations to our offshore delivery centers and administering and managing them. We have successfully transferred more than 630 processes covering a broad array of products and services to our operations centers, including approximately 110 new processes that were transferred to us in 2010.

Our largest clients in 2010 were Centrica plc (Centrica), The Travelers Indemnity Company (Travelers) and American Express Company (American Express). Other clients include over sixty of the leading U.S. insurance companies, over fifteen leading global banks and financial services companies, three European utilities companies and three leading transportation and logistics services providers. Our operations centers are located in India, the Philippines, the Czech Republic, the U.S. and Romania. Our geographic footprint enables us to leverage the large pool of highly qualified and educated technical professionals who are able to handle complex processes and services that require functional skills and industry expertise. While a majority of our professionals provide services in the English language, our operations in the Czech Republic and Romania have provided us with multi-lingual delivery capabilities. We believe we can offer consistent high quality services at substantially lower costs than those available from U.S.- or U.K.-based in-house facilities or U.S.- or U.K.-based outsourcing providers. As of December 31, 2010, we had a headcount of approximately 12,700 individuals, a substantial portion of whom are based in India. Our operations platforms are supported by a state-of-the-art infrastructure that can be expanded to meet each client’s needs. We market our services directly through our sales and marketing and client management teams, which operate out of the United States and the United Kingdom, and our business development support team, which operates out of India. Our senior managers have extensive experience in the industry sectors on which we are focused and are well versed in the business practices of leading multinational corporations.

We believe our reputation for operational excellence is widely recognized by our clients and is an important competitive advantage. We use Six Sigma and Lean Six Sigma, data-driven methodologies for eliminating defects in any process, to identify process inefficiencies and improve productivity in client and support processes. We deliver continued process enhancements by soliciting and implementing process improvements from employees and through our proprietary software tools. As a part of our commitment to quality, we are certified to the ISO 9001:2008 standard for our quality management system. We are also certified to the ISO 27001:2005 standard for our information security management system. This standard requires policies and processes to be deployed to ensure adequate information security controls in the organization. Additionally we are also certified to the OHSAS 18001:2007 standard, which relates to our occupational health and safety management processes. We have also received an unqualified general controls and process specific SAS 70 Type II opinion from Ernst & Young LLP, our independent registered public accounting firm.

Services

Outsourcing Services

Our outsourcing services are structured around industry-focused business process outsourcing (BPO) services, such as insurance, utilities, banking and financial services, transportation and logistics and travel sectors, as well as cross-industry BPO services, such as finance and accounting services, collections and credit operations, and customer services.

Insurance. Within the life insurance, property and casualty insurance, health and disability insurance and retirement services business lines, we provide services in the areas of claims processing, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business processing, policy servicing, premium audit, billing and collection and customer service. We have acquired significant experience in transferring and managing processes in these areas. In connection with our acquisition of Professional Data Management Again, Inc. (PDMA) on May 1, 2010, we acquired an insurance policy administration platform called LifePRO®. Approximately 40 insurance companies use LifePRO® to administer their life insurance, health insurance, annuities and credit life and disability insurance policies. LifePRO® clients can easily access their customer data and system logic, providing important tools for our clients to integrate with external applications, web interfaces and reporting systems. We offer LifePRO® as an application service provider or as a licensed product to our clients. We also have significant expertise in implementing, maintaining and modifying LifePRO®. For select clients we provide both transaction processing and servicing using the LifePRO® platform thereby providing a combined technology and business process outsourcing service offering to them.

Utilities. We provide end-to-end back-office processing for customer operations, including metering-related services and billing, value recovery operations, customer transfers and address changes, sales support, account reconciliation and collections. A large part of these services involves complex processing of transactions that cannot be managed by customary tools or methodologies.

Banking and Financial Services. We have expertise in servicing and processing various banking products, including residential mortgage lending, consumer finance, retail banking, credit cards, transaction services and other banking services. Our activities include customer service, transaction processing, underwriting support, documentation management, loss mitigation and collateral monitoring.

Transportation and Logistics. We have developed and acquired expertise in processing transactions in the areas of end-to-end supply chain management, warehousing, transloading, transportation management and international logistics services. Our activities include freight bill audit, bill corrections, reference audit, bill entry, cargo claims and payment processing.

Travel. We have significant experience and expertise in managing and improving operational, financial and analytical functions for travel management companies and offer similar services to other travel industry participants such as airlines, hotels, cruise operators and global distribution systems companies. Our activities include reporting and analytics, revenue accounting, order fulfillment, management of account receivables and account payables, account set-up and reservations.

Finance and Accounting. We provide certain finance and accounting services, including accounts payable, research, reconciliation of accounts, expense accounting, financial accounting, departmental accounting, treasury management, tax accounting, budgeting and management information systems reporting.

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

Customer Service. We provide a large array of customer management services, including, voice-based and web-based customer interaction functions.

Across the BPO services described above, we have successfully transferred and managed more than 630 processes, including the following:

Insurance Processes

Life, Health and Annuity	Property and Casualty Insurance

•    Administration of Insurance Agents

Licensing and contracting renewals, terminations, correspondence, commissions and brokerage amounts, debt management, administrating unclaimed monies by insurance agents

•    New Business Processing

Sales and conversion, quote acceptance, establishing new policies, policy upgrades, sales of multiple products, indexing, sales and customer service support for auto and home, premium collections and reports

•    New Business Processing

Prescreening and acquiring new customers, underwriting, underwriting support, delivery requirements follow-up, policy issuance, fund application, refunds, non-sufficient funds, customer inquiries

• Administration of Current Policies Customer service, lapses and renewals, mid-term adjustments, endorsement, account reconciliations, conversion

•    Administration of Current Policies

Title and address changes, beneficiary and owner changes, certificate reissuance, endorsement, policy transfers, quotes and reinstatements, loans, exchanges, policy term conversions, withdrawals, dividends, surrenders, maturities, direct debit instructions, customer service, billing, policy value, interest rates

•    Claims Processing

First notification of loss, initial reporting of claims and account initiation, data capture, customer service, technical claims, documentation, claims based on third party fault, total loss, scheduling on-site engineers’ inspection visits, claims coverage, claims adjudication, utility review, auto liability adjudication, subrogation, file quality management, pet claims processing, medical record summarization, construction defect record summarization, workers compensation claims processing

Life, Health and Annuity	Property and Casualty Insurance

• Premium Administration Application of premium, loan and interest adjustment, daily premium balancing, suspended policy research, payment mode changes, customer correspondence and service	• Premium Administration Payment mode changes, collection, calculation and revision of premium

•    Claims Processing

Examination, data gathering, adjudication, settlement, tax compliance, validation and compliance with state laws, customer correspondence and service, disability and dental claims and processing of Medicare set-aside packages

• Broker Collections Broker query resolution, payment collection, debt management, payment reconciliation

•    Fixed and Variable Annuities

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

•    Motor Club Services

Initial reporting of vehicle emergency and emergency road side services, motor incident management, hire management, credit hire, recoveries

•    Premium Audit

Audit scheduling, policy holder file phone and mail audit, premium calculations, customer surveys, customer service

Utilities, Banking and Financial Services, Transportation and Logistics, Travel and Other Processes

Utilities	Retail Banking and Credit Cards	Mortgage Lending

•    Account maintenance

•    Credit operations

•    Customer transfers

•    Customer address changes

•    Debt collections

•    Device management

•    Disputed readings

•    Energy payment systems

•    Metering and billing

•    Sales support and acquisitions

•    Withdrawals

•    Imbalance management

•    Settlement operations

•    Prepayment account management

•    Fraud key meter management

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

•    Collections reconciliation

•    Credit control

•    Cash management

•    Financial closing and month-end reporting

•    Manual intervention

•    Meta-tagging and account taxonomy

•    Procurement

•    Travel and expense reporting

•    Validation and payment

• Tracking debtors

Utilities, Banking and Financial Services, Transportation and Logistics, Travel and Other Processes

Transportation and Logistics	Travel

• Bill correction • Bill entry • Cargo claims • Freight bill audit • Payment processing • Reference audit

•    Reporting and analytics

•    Revenue accounting and balance sheet management

•    Order fulfillment

•    Reference audit

•    Client billing and account receivables management

•    Reservations

•    Supplier settlements and reconciliations

•    Account setup

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

These transformation services focus on helping our clients by improving their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improving the risk and control environment within our clients’ operations whether or not they are outsourced to us. Our transformation services have enabled us to expand our client base by providing complementary service offerings to our clients and also to migrate clients into our longer-term BPO services. We have experienced a significant increase in demand for our annuity-based transformation services, which are engagements that are contracted for one to three year terms. We actively cross-sell and, where appropriate, integrate our transformation services with our BPO services as part of an integrated solution for our clients. Our transformation services team is comprised of approximately 650 professionals who provide services at our clients’ locations or from our offshore delivery centers.

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

Our decision analytics services include analytical consulting, management consulting and analytical services. Analytical consulting and management consulting services include advising our clients on customer acquisition and retention, credit risk, customer data integration and fraud detection, marketing strategy, product and service strategy, volume forecasting, global resource optimization and scheduling. Analytical services include lead generation and marketing campaign management, collections services, primary and secondary research, data management and actuarial analysis. Our offerings emphasize our expertise within our industry focus areas which are complemented by quantitative modeling and business intelligence techniques as well as knowledge of relevant technology platforms.

We deliver these services through a team of industry specialists and graduates with mathematical, statistical, engineering, economics, business or accounting backgrounds. Most of our decision analytics team members have received post-graduate degrees in business or other quantitative or financial disciplines.

Risk and Financial Management

We offer governance, risk and compliance services as well as accounting and financial reporting services. Many of our professionals who provide these services are certified accountants, internal auditors and process and technology experts. Our governance, risk and compliance services include both compliance support and risk management and advisory services. Compliance support services include implementation and controls testing services that assist our clients with their efforts to comply with laws and regulations, such as the Sarbanes-Oxley Act of 2002, the Bank Holding Company Act of 1956, the EU’s Data Protection Directive and Solvency II standards, the regulations of the UK’s Financial Services Authority and industry standards such as the Payment Card Industry Data Security Standard. We also provide compliance advisory services which include supporting our clients’ internal audit departments, designing and implementing enterprise and operational risk management programs, risk analytics and risk reporting. In addition we also provide assistance with automation and monitoring of compliance programs and controls, implementation of specialized risk management compliance tools and services designed to optimize the efficiency and effectiveness of risk management and compliance processes.

Our accounting and financial reporting services include transaction assurance, general accounting, financial reporting and finance and accounting process optimization services. Our transaction assurance services include account reconciliation, transaction data analysis and due diligence services for corporate transactions. In addition to providing general accounting services, we also provide financial statement analysis and preparation assistance for regulatory reports and filings. As part of our finance and accounting process optimization services, we evaluate the effectiveness of our clients’ finance and accounting processes through various diagnostic methods and provide implementation support for new systems and processes.

Operations and Process Excellence Services

We assist clients in understanding, controlling and improving their business processes in a number of different industries with a view to improving the effectiveness and decreasing the cost of such processes. Our services identify business processes that can be improved by documenting processes, creating standard operating procedures, defining metrics and evaluation criteria as well as creating customized dashboards and reporting using our proprietary methodology. By diagnosing existing processes, we are able to assist our clients in improving their processes through modifying the processes by eliminating or automating certain activities. We are also able to assist our clients by transforming their business processes using Six Sigma and Lean Six Sigma methodologies. Our professionals can advise on and subsequently manage and validate the effectiveness of enterprise-wide cost reduction or other projects.

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

Offering a Broad Range of Outsourcing and Transformation Services

In servicing our clients, we seek to differentiate ourselves by emphasizing the broad range of outsourcing and transformation services that we provide, including BPO, decision analytics, risk and financial management and operations and process excellence. We believe that clients are increasingly viewing their service providers as long-term partners that provide a full range of service offerings. Our evolving ability to provide services in complementary areas (such as decision analytics and risk and financial management services) will maximize opportunities for closely integrating our range of services with our clients’ business needs and assisting our clients in transforming their outsourced processes to establish their industry leadership. We intend to continue to develop additional advisory and related transformation services in order to expand our client base further, migrate clients into our longer-term BPO service offerings and provide our clients with integrated outsourcing and transformation services.

Expanding Our Client Base

We intend to develop long-term relationships that present recurring revenue opportunities with new clients by leveraging our industry experience and expanding our marketing activities in a manner designed to strengthen, encourage and accelerate long-term relationship building. We continue to target Fortune Global 500 and Fortune 1000 companies that have the most complex and diverse processes and accordingly stand to benefit significantly from the use of BPO. In developing these relationships, our primary focus will be to continue to provide complex and integrated BPO services to clients in the United States and United Kingdom, which together represent a substantial majority of the total BPO market. We believe that our geographically distributed network of operations centers will enable us to expand our client base and range of services. In developing new client relationships, we continue to be highly selective and seek industry-leading clients who are committed to long-term, strategic relationships with us.

Extending Our Industry Expertise

We have developed expertise in transferring and servicing more than 630 BPO processes to our operations centers, including more than 410 processes in the insurance industry. This expertise continues to distinguish us from other offshore providers of BPO services and has established our reputation as a leading provider of BPO services. We intend to continue to strengthen our processing capabilities by focusing on the more complex and value-enhancing services that are common to these sectors. We have recently started performing services for the travel sector, which yield many processes that fit our expertise. We intend to selectively identify industries in which we can develop domain expertise and provide a range of outsourcing and transformation services.

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

Utilizing Innovative Approaches in our Service Delivery to Enhance Margin Sustainability

We believe that the increased utilization of outcome and transaction-based pricing models will facilitate the delivery of increased value to our clients while enhancing the sustainability of our margins. Currently, the significant majority of our revenues are billed to our clients on a time and materials basis. We intend to increase the number of processes in which we utilize outcome and transaction-based pricing to align our incentives with our clients, thereby assisting them with variable cost structures, and driving service improvements. The implementation of this change in our pricing model will require the use of acquired or owned intellectual property, methodologies and analytical models and a range of proprietary technology tools and software platforms. Our increased investment in proprietary tools and methodologies may serve to increase our costs in the short run but will allow us to provide services with fewer personnel, which will allow us to become more insulated from ongoing inflation or wage pressures in the longer term.

Continuing to Invest in Operational Infrastructure

We intend to continue to invest in infrastructure, including human resources, process optimization and delivery platforms, to meet our growing client requirements. We intend to further refine and supplement the innovative methods we use to recruit, train and retain our skilled employees. We intend to continue to focus on recruiting highly qualified employees and to develop our employees’ leadership skills through specialized programs, rigorous promotion standards, industry-specific training and competitive compensation packages that include incentive-based compensation. We also intend to continue our focus on process excellence by building on our extensive use of Six Sigma and similar methodologies to identify and eliminate inefficiencies, focusing on initiatives to solicit and implement process improvements from employees at all levels and continuing to develop proprietary tools to identify and deliver continued process enhancements. We intend to continue to invest in our operational infrastructure and operations centers in response to our growing client requirements and capability enhancements. During 2010, our new operations centers located in special economic zones in Jaipur and Noida, India became operational and we also commenced operations in Cluj, Romania.

Pursuing Strategic Relationships and Acquisitions

We intend to continue to selectively consider strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services or complement our business strategy. We also intend to selectively consider acquisitions or investments that will expand the scope of our existing services, add new clients or allow us to enter new geographic markets. On March 1, 2010 we acquired the operations of the American Express Global Travel Service Center (GTSC), a business unit of American Express located in Gurgaon, India and entered into an eight-year contract to provide travel-related BPO services to American Express. On May 1, 2010, we acquired PDMA, developer of the LifePRO® insurance policy administration platform used by approximately 40 insurance companies. We intend to cross-sell our existing suite of outsourcing and transformation services to PDMA clients.

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

Over the past decade, India and the Philippines have emerged as preferred locations for organizations planning to outsource services ranging from insurance claims processing, payroll processing, medical transcription, customer relationship management to back-office operations such as accounting and data processing, filtering and organization. India currently accounts for the largest share of the offshore BPO services market. Recently, in order to take advantage of multiple language capabilities and large educated talent pools at competitive costs, companies have engaged service providers with operations in other geographies such as Eastern Europe and Latin America.

Sales and Marketing and Client Management

We market our services to new clients directly through our sales and marketing team and to our existing clients through our client management team. Our sales and marketing team and our client management team operate out of the United States and United Kingdom and are supported by our business development team, which operates out of Noida, India.

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

Our client management team is responsible for managing the overall client relationships, understanding their needs and developing solutions that create value for clients from our suite of outsourcing and transformation services. Each client relationship is assigned a team which consists of members from the client management team, an operations delivery leader, a member of our transformation services group and a member of our technology team. The client management team is responsible for working closely with the delivery team to ensure high levels of client satisfaction and is also responsible for business expansion and revenue growth of their accounts.

Our sales and client management professionals operate collaboratively with our business development professionals based in India. These professionals focus on identifying, qualifying and initiating discussions with our current and prospective clients, while our business development team prepares responses to requests for proposals, hosts client visits to our facilities and coordinates due diligence on processes to be outsourced to us.

As of December 31, 2010, we had 28 sales and marketing and client management professionals in the United States and the United Kingdom. Each member of these teams has significant experience in offshore outsourcing and has expertise in identifying outsourcing opportunities and process migration. We intend to selectively expand our sales and marketing and client management teams. Our sales and marketing, client management and business development teams work actively with our service delivery team as the sales process moves closer to the client’s decision process to either select or expand their relationship with a service provider. The client executive or sales executive works with the service delivery team to define the scope, services, assumptions and execution strategies for each proposed project and to develop project estimates and pricing and sales proposals. Senior management reviews and approves each proposal. The selling cycle varies depending on the type of service required and generally ranges from six months to eighteen months.

Members of our sales and marketing, client management and business development teams remain actively involved in a project through the execution phase. Supporting each client team is a corporate sponsor, executive steering committee, operations leadership team and, in some cases, a dedicated human resources, technology and infrastructure team.

Clients

We currently have approximately 120 clients. Our largest clients in 2010 were Centrica, Travelers and American Express which together accounted for approximately 41.2% of our total revenues in 2010. Other clients include over sixty of the leading global insurance companies, over fifteen leading global banks and financial services companies, three European utilities companies and three leading transportation services providers. While we are developing relationships with new clients and expect to continue to diversify our client base, we believe that the loss of any of our three largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors—Risks Related to Our Business—We have a limited number of clients and provide services to few industries. In 2010, approximately 41.2% of our total revenues came from three clients.”

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

We provide services to American Express under (i) a master services agreement for our outsourcing services, which agreement cannot be terminated by American Express without cause and which provides us with a minimum volume commitment over a period of eight years till February 2018 and thereafter automatically gets renewed year after year for successive twelve month periods unless either party provides a notice of six months prior to the expiration of the initial term and (ii) a master agreement for our transformation services, which agreement may be terminated by American Express without cause upon five days prior written notice.

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

We compete against these entities by establishing ourselves as a service provider with deep industry expertise, superior operational capabilities and process expertise, and unique transformation service capabilities, which enables us to respond rapidly to market trends and the evolving needs of our clients in this sector. See “—Business Strategy—Offering a Broad Range of Outsourcing and Transformation Services”, “—Extending Our Industry Expertise” and “—Continuing to Focus on Complex Processes.”

We expect that competition may increase. A significant part of our competitive advantage has historically been a wage cost advantage relative to companies in the United States and Europe and the ability to attract and retain highly experienced and skilled employees. We believe, however, that as a result of rising wage costs in India and other locations of our operations centers and the infrastructure improvements that are taking place in other emerging markets around the world, our ability to compete effectively will increasingly depend on our ability to provide high quality, on-time, complex services that require expertise in certain technical areas, to utilize proprietary tools and methodologies and to expand geographically.

Intellectual Property

We generally use our clients’ software systems and third-party software platforms to provide our services. We customarily enter into licensing and nondisclosure agreements with our clients with respect to the use of their software systems and platforms. Our contracts usually provide that all intellectual property created specifically for use of our clients will automatically be assigned to our clients.

Our principal intellectual property consists of proprietary software and the know-how of our management. We have received approvals for several trademark applications, including applications for our logo and mark, with the U.S. Patent and Trademark Office and the U.K. Trademark Office. In addition, we have filed trademark applications for the EXL and INDUCTIS marks in India. We have four unregistered trademarks that are publicly used: MOST, EXL Collections System (ECS), B-ProMPT and MICROANALYTIX. MOST is a proprietary opportunity identification and migration methodology for processes that we have used in connection with a substantial majority of our process migrations. Our proprietary software includes our insurance policy administration platform called LifePRO®, our collections software called ECS, an automated web-enabled reconciliation software called E-Track, a software to analyze large data sets called MICROANALYTIX and our web based process management and performance tracking service called B-ProMPT. B-ProMPT uses advanced analytics and assists our managers in process management and performance evaluation, including tracking individual performance of agents, supervisors and other employees. We consider our business processes and implementation methodologies to be confidential, proprietary information and to include trade secrets that are important to our business. Clients and business partners sign a nondisclosure agreement requiring confidential treatment of our information. Our employees are also required to sign confidentiality agreements as a condition to their employment.

Technology

We have a well-developed international telecommunications capacity to support our business operations. We use an international wide area network from India, the Philippines, the Czech Republic and Romania to connect to our points of presence in the United States and the United Kingdom. Our networking and telecommunications hubs are situated in Sunnyvale, California, Jersey City, New Jersey and New York,

New York, providing technology interface locations on the east and west coasts of the United States. Our business continuity management plan includes plans to eliminate certain risks inherent in critical applications by building redundancies and resilience into the connectivity and telecommunications infrastructure, network, systems, power availability, transportation, physical security, and trained manpower availability, as well as utilizing distributed computing.

To increase stable data and telecommunications capacity, we lease bandwidth from a number of different providers globally, including AT&T, Tata Communications, Verizon, Orange and British Telecom. Currently, we have a bandwidth of over 190 megabits-per-second, or Mbps, in the United States and over 185 Mbps in the United Kingdom, which we believe is adequate for our business. We have implemented multiprotocol label switching connectivity across all processing centers and technology hubs, which should allow seamless transition from one center to the other in case of an outage.

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

Process Compliance and Management

We have an independent quality compliance team to monitor, analyze, provide feedback on and report process performance and compliance. In addition, we have a customer experience team to assess and improve end customer experience for all processes. Currently, we have over 290 quality compliance analysts and customer experience analysts.

We report process performance on B-ProMPT, a web-based application accessible by both our clients and us that includes process control capabilities such as digital dashboards for evaluating process management and performance at any level within an organization, including tracking the individual performance of agents, supervisors and other employees. B-ProMPT includes advanced analytics capacity to provide Six Sigma-based process analysis, including trend analysis, distribution analysis and correlation analysis and tracking.

Employees

As of December 31, 2010, we had a headcount of approximately 12,700 individuals, the substantial portion of whom are based in India. We have approximately 200 employees in the United States and United Kingdom, approximately 900 employees in the Philippines and an aggregate of approximately 300 employees in the Czech Republic and Romania. Our employees are not unionized. We have never experienced any work stoppages and believe that our employee relations are good.

Hiring and Recruiting

Our employees are critical to the success of our business. Accordingly, we focus heavily on recruiting, training and retaining our professionals.

We have developed effective strategies that enable an efficient recruitment process. We have approximately 40 employees dedicated to recruitment. Some of the strategies we have adopted to increase efficiency in our hiring practices include online voice assessment and a centralized hiring center. Our hiring policies focus on identifying high quality employees who demonstrate a high propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and interviews before we extend offers for employment. We also conduct extensive background checks on candidates, including criminal background checks as required by clients or on a sample basis. In addition, we perform random drug testing on the workforce on a regular basis. In 2010, we received more than 45,000 applications for employment and hired approximately 7,000 new professionals. We also have an employee referral program that provides us with a cost effective way of accessing qualified potential employees.

We offer our professionals competitive compensation packages that include significant incentive-based compensation and offer a variety of benefits, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within our operations centers. Our turnover rate for billable employees—employees who execute business processes for our clients following the completion of our six-month probationary period—has increased from approximately 22.6% for the year ended December 31, 2009 to approximately 34.4% for the year ended December 31, 2010. The increased turnover rate is largely attributable to the increase in demand for professionals as a result of an improved economic environment in India and the Philippines where a substantial portion of our professionals are based. However, as competition in our industry increases, our turnover rate could increase further. See “Item 1A. Risk Factors—Risks Related to Our Business—We may fail to attract and retain enough sufficiently trained professionals to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”

Training and Development

We dedicate significant resources to the training and development of our professionals. At December 31, 2010, we had over 250 certified trainers. Our trainers work with professionals in our recruitment, operations and quality control teams to create an end-to-end process for value addition, skill evaluation, skill enhancement and certification. We also use training to provide continuity by linking skill assessment at the point of recruitment to subsequent assessment and on-the-job training.

We customize our training design to country, client, industry and service, closely collaborating with the client throughout the training process. Approximately 4,800 employees received training on the insurance industry and processes at an insurance academy established by us in 2009. Training for new employees includes culture, voice and accent training. We also have ongoing training that includes refresher training programs and personality development programs. In addition, we develop our employees’ leadership skills through various capability development programs, other talent identification and performance management mechanisms and significant monetary and non-monetary incentives. In 2010, we launched an e-learning platform for web-based in-house programs for associates and trained over 4,000 associates across a range of educational programs during the year. We have also created career development programs for our middle and junior management employees that help them define and identify their career paths within the company. In 2010, we launched the EXL School of Management Development and provided training to over 1,000 of our junior and middle managers.

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

We are one of the few service providers that can provide third-party administrator insurance services from India in 45 states of the United States and from the Philippines in 20 states of the United States, having been licensed or exempted from, or not subject to, licensing in each of those states, which may help make us an attractive service provider to future clients.

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

Our operations are also subject to compliance with a variety of other laws, federal and state regulations that apply to certain portions of our business such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the HITECH Act of 2009, the Truth in Lending Act, the Fair Credit Billing Act, the Fair Debt Collection Practices Act and U.S. Federal Deposit Insurance Company, or FDIC, rules and regulations. Our client contracts specify what particular regulatory requirements we must meet in connection with the services we provide. We train our employees regarding the applicable laws and regulations.

Regulation of our business by the Indian government affects our business in several ways. We benefit from certain tax incentives promulgated by the Indian government, including a tax holiday from Indian corporate income taxes for the operation of some of our Indian operations centers. The tax benefit for some of our operations centers in India has already expired and is set to expire for some of our other operations centers on April 1, 2011. Our operations centers in Noida and Jaipur, India, which were established in special economic zones during 2010, are eligible for tax incentives until 2025. We also benefit from certain tax incentives for our operations in the Philippines. See “Item 1A. Risk Factors—Risks Related to the International Nature of our Business—Our financial condition could be negatively affected if foreign governments reduce or withdraw tax benefits and other incentives currently provided to companies within our industry, or if the same are not available for other reasons.” Our subsidiaries in India are also subject to certain currency transfer restrictions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange” and “—Income Taxes.”

ITEM 1A.	Risk Factors

Risks Related To Our Business

We have a limited number of clients and provide services to few industries. In 2010, approximately 41.2% of our total revenues came from three clients.

We have derived and believe that we will continue to derive a substantial portion of our total revenues from a limited number of large clients. In 2010, our three largest clients, Centrica, Travelers and American Express, accounted for approximately 41.2% of our total revenues. We generated 15.2% of our total revenues in 2010 from Centrica, 14.4% of our total revenues in 2010 from Travelers and 11.6% of our total revenues in 2010 from American Express. We provide services to Centrica under an agreement that expires in April 2012. Centrica has the option to extend the contract for two annual extension periods. This contract can be terminated by Centrica without cause upon three months prior notice and payment of a breakup fee. We provide services to Travelers under a services agreement and work assignments and orders generated thereunder. Although the services agreement does not have a fixed term, the work assignments and work orders expire in December 2013 and renew every year thereafter unless either party elects not to renew within a specified period before the next renewal date. Travelers may terminate the services agreement, or any work assignment or work order, without cause upon 60 days prior notice. We provide services to American Express under a separate agreement for each of our BPO services and our transformation services. The agreement for transformation services can be terminated by American Express without cause upon five days prior written notice. We expect that a significant portion of our total revenues will continue to be contributed by a limited number of large clients in the near future. The loss or financial difficulties of either of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flows.

General economic and business conditions could negatively affect our business in multiple ways.

The recent global economic downturn adversely impacted companies in the industries to which we provide services including the banking, financial services and insurance industries. In 2010, approximately 61.7% of our total revenues were derived from clients in those industries, including 52.2% of our total revenues that were derived from clients in the insurance industry. Our business largely depends on continued demand for our services from clients and potential clients in these industries. Adverse developments in these industries could further unfavorably affect our business. In particular, we currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the United States. Any future decreases in the general level of economic activity, such as decreases in business and consumer spending, could result in a decrease in demand for our services, particularly our transformation services, thus reducing our revenue. Continued high unemployment rates in the United States could also adversely affect the demand for our services. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services to decline.

While economic conditions have recently improved, that trend may not continue and the extent of the current economic improvement is unknown. Any future disruptions in the commercial credit markets may impact liquidity in the global credit market as greatly, or even more, than in recent years, and we may not be able to predict the impact such worsening conditions will have on our targeted industries in general, and our results of operations specifically. Future turbulence in global markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our clients, and they may limit our ability to access financing or increase our cost of financing to meet liquidity needs, and affect the ability of our customers to use credit to purchase our services or to make timely payments to us, resulting in adverse effects on our financial condition and results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.

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

In other countries, such as the United Kingdom, which comprised 24.3% of our total revenues in 2010, there has also been some negative publicity and concern expressed regarding the possible effect of job losses caused by outsourcing. Legislation introduced in the United Kingdom (consolidating past case law) in 2006 provides that if a company transfers or outsources its business or a part of its business to a transferee or a service provider, the employees who were employed in such business are entitled to become employed by the transferee or service provider on the same terms and conditions as they had been employed before the transfer. The dismissal of such employees as a result of such transfer of business is deemed unfair dismissal and entitles the employees to compensation. As a result, we may become liable for redundancy payments to the employees of our clients in the United Kingdom who outsource business to us. We are generally indemnified in our existing contracts with clients in the United Kingdom to the extent we incur losses or additional costs due to the application of this legislation to us, and we intend to obtain indemnification in future contracts with clients. However, if we are unable to obtain indemnification in future contracts with clients, we may be liable under any agreements we enter into in the future with United Kingdom clients. Similar legislation has also been enacted in certain other European jurisdictions.

Our client contracts contain certain termination and other provisions that could have an adverse effect on our business, results of operations and financial condition.

Most of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations could result in a cancellation or non-renewal of a contract or a decrease in business provided to us. We may not be able to replace any client that elects to terminate or not renew its contract with us, which would reduce our revenues. For example, we provide services to Centrica under an agreement that can be terminated by Centrica without cause upon three months prior notice and payment of a breakup fee, we provide services to Travelers under a services agreement that Travelers may terminate without cause upon 60 days prior notice and we provide transformation services to American Express under an agreement that can be terminated by American Express without cause upon five days prior written notice. We generated 15.2% of our total revenues in 2010 from Centrica, 14.4% of our total revenues in 2010 from Travelers and 11.6% of our total revenues in 2010 from American Express. The termination of any of these contracts with or without cause could have a material adverse impact on the predictability of our expected revenue stream.

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

The BPO industry is very labor intensive and our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographic areas in which we operate. The industry, including us, experiences high employee turnover. In 2010, our turnover rate for billable employees was approximately 34.4%. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. Increased competition for these professionals, in the BPO industry or otherwise, could have an adverse effect on us. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to provide BPO services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins, and could lead to a decline in demand for our services. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process. However, high turnover rates do increase our cost of revenues and therefore impact our profit margins due to higher recruitment, training and retention costs as a result of maintaining larger hiring, training and human resources departments and higher operating costs due to having to reallocate certain business processes among our operations centers where we have access to the skilled workforce needed for the business. In 2010, we incurred approximately $1.7 million on recruitment and approximately $1.0 million on training costs due to employee turnover, thereby increasing our costs and reducing our profit margins for that period by $2.7 million.

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

Most of our BPO contracts use a pricing model that provides for hourly or annual billing rates. Industry pricing models are evolving, however, and we anticipate that clients may increasingly request transaction-based or other pricing models. If we are unable to adapt our operations to evolving pricing protocols, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

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

Our future success substantially depends on the continued services and performance of the members of our management team and other key employees possessing technical and business capabilities, including industry expertise, that are difficult to replace. Specifically, the loss of the services of Vikram Talwar, our Executive Chairman until March 31, 2011 and our non-Executive Chairman thereafter, or of Rohit Kapoor, our President and Chief Executive Officer, could seriously impair our ability to continue to manage and expand our business. There is intense competition for experienced senior management and personnel with technical and industry expertise in the industry in which we operate, and we may not be able to retain these officers or key employees. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable and in any event these agreements do not ensure the continued service of these executive officers. Messrs. Talwar and Kapoor and certain of their affiliates have certain registration rights with respect to their shares of common stock.

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

Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations. We have twelve operations centers in India and one each in the Philippines, the Czech Republic, the U.S. and Romania. Our headcount has increased from approximately 1,800 on December 31, 2002 to approximately 12,700 on December 31, 2010. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated growth of our business. We are in the process of establishing new operation centers in India and are also continuing to look for operation centers at additional locations outside of India, the Philippines, the Czech Republic, the U.S. and Romania. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may engage in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations and financial condition.

As part of our business strategy, we intend to continue to selectively consider acquisitions or investments, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to expand the scope of our existing services we provide, add new clients or to enter new geographic markets. We have made acquisitions in the past, including our acquisition in 2009 of the back office operations of Schneider S.R.O. in the Czech Republic and our acquisition in 2010 of the American Express Global Travel Services Center located in Gurgaon, India and PDMA, developer of the LifePRO® insurance policy administration platform. There can be no assurance that we will successfully identify suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to finance potential acquisitions or be able to consummate any desired transactions. Our failure to close transactions with potential acquisition targets for which we have invested significant time and resources could have a material adverse effect on our financial condition and cash flows.

Acquisitions, including completed acquisitions, involve a number of risks, including diversion of management’s attention, ability to finance the acquisition on attractive terms, failure to retain key personnel or valuable customers, legal liabilities and the need to amortize acquired intangible assets, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Future acquisitions may also result in the incurrence of indebtedness or the issuance of additional equity securities.

We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution, integration or underperformance relative to prior expectations. Our management may not be able to successfully integrate any acquired business into our operations or maintain our standards, controls and policies, which could have a material adverse effect on our business, results of operations and financial condition. Consequently, any acquisition we do complete may not result in long-term benefits to us.

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

The market for outsourcing services is highly competitive, and we expect competition to intensify and increase from a number of sources. We believe that the principal competitive factors in our markets are breadth and depth of process expertise, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price, knowledge of industries served and marketing and sales capabilities. We also face competition from non-U.S.-based outsourcing and IT companies (including those in the United Kingdom and India) and U.S.-based outsourcing and IT companies. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes, such as cloud computing, will result in new and different competition for our services. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and future competitors have greater financial, personnel and other resources, a broader range of service offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that we are required to modify the terms of our relationship with clients or that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could harm our business, results of operations, financial condition and cash flows.

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

Our dependence on our offshore operations centers requires us to maintain active voice and data communications among our operations centers, our international technology hubs and our clients’ offices.

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

Oak Hill Capital Partners and its affiliates, and Vikram Talwar and Rohit Kapoor exercise significant influence over us, and their interests in our business may be different than yours.

A majority of the issued and outstanding shares of our common stock are currently beneficially owned by Oak Hill Capital Partners L.P. and certain of its affiliates, and our Executive Chairman, Vikram Talwar, and our President and Chief Executive Officer, Rohit Kapoor. As of December 31, 2010, Oak Hill Capital Partners L.P. and certain of its affiliates beneficially owned 10,542,504 shares (or 35.8%) of our outstanding common stock; Mr. Talwar and certain trusts for his benefit and that of his family collectively beneficially owned 1,069,318 shares (or 3.6%) of our outstanding common stock; and Mr. Kapoor and certain trusts for his benefit and that of his family collectively beneficially owned 1,777,647 shares (6.0%) of our outstanding common stock. Accordingly, each of these parties can exercise significant influence over our business policies and affairs and all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with your interests.

We may choose to expand operations to additional countries and may not be successful in maintaining our current profit margins in our new locations due to factors beyond our control.

We are currently continuing to evaluate additional locations other than India, the Philippines, the Czech Republic, the U.S. and Romania in which to invest in an operations center. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

We may increase the range of services that we provide to our clients and our business and future prospects are difficult to evaluate.

We are exploring opportunities to provide outsourced services that we have not provided to date. Should we decide to expand our service offerings, our results of operations may be negatively affected during any transition or growth period before such offerings achieve profitability. For example, we may need to expand our training of our existing employees or recruit new, specially-trained employees to provide these services, which could increase our costs of revenues disproportionately to the revenues generated by such services. Other challenges we may face include the diversion of our management’s attention, attracting and retaining clients for such services, integrating any new services into our current suite of services and managing any resulting growth in our operations.

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

Under the Income-Tax Act, 1961 of India, we have benefited from a holiday from Indian corporate income taxes applicable under the Software Technology Parks of India or STPI scheme. As a result, our service operations have to date been subject to relatively lower tax liabilities. We incurred lower income tax expense in 2010 as a result of the STPI tax holiday, compared to approximately $4.2 million that we would have additionally incurred if the STPI tax holiday had not been available for that period (without accounting for double taxation treaty set-offs). The STPI tax holiday in respect of some of our operations centers has already expired and is set to expire for some of our other operations centers in India on April 1, 2011. Consequently, for operations centers that are not eligible for the STPI tax holiday, our tax expense will materially increase and our after-tax profitability will materially decrease. During 2010, we have established operations centers in Noida and Jaipur, India in special economic zones that are eligible for tax incentives for services provided from such locations until 2025 under the Special Economic Zones Act, 2005. If we are not able to establish or acquire operations in India that are located in special economic zones, our tax expense will materially increase and our after-tax profitability will materially decrease.

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

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the

Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years. Please see note 16 to our consolidated financial statements for details.

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we continue to believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our consolidated financial statements. Any amount paid by us as deposits will be refunded to us with interest or applied toward outstanding disputes at such time if we succeed in our appeals with the appropriate tax authorities. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future.

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

Although a substantial portion of our revenues are denominated in U.K. pounds sterling (24.3% in 2010) or U.S. dollars (72.0% in 2010), most of our expenses (58.4% in 2010) are incurred and paid in Indian rupees. We report our financial results in U.S. dollars. The exchange rates among the Indian rupee, the U.K. pound sterling, the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar foreign currency exposures, our results of operations may be adversely affected if the Indian rupee fluctuates significantly against the U.K. pound sterling or the U.S. dollar, the U.K. pound sterling further depreciates against the U.S. dollar, our hedging strategy is unsuccessful or if the hedging markets have insufficient liquidity or depth to allow us to implement our hedging strategy in a cost-effective manner. Any failure by our hedging counterparties to meet their contractual obligations could materially and adversely affect our profitability. We are subject to legal restrictions on hedging activities as well as the convertibility of currencies in India. This could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures. Finally, our hedging policies only provide near term protection from exchange rate fluctuations.

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

The Philippines has experienced significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the United States. These conditions could create political or economic instability that could harm businesses operating in the Philippines.

In addition, the Philippines has and may continue to experienced civil unrest, terrorism and political turmoil, resulting in temporary work stoppages and telecommunication or other technology outages. These instabilities and any adverse changes in the political environment in the Philippines could increase our operational costs, increase our exposure to legal and business risks and make it more difficult for us to operate our business in the Philippines.

Restrictions on entry visas may affect our ability to compete for and provide services to clients in the United States, which could have a material adverse effect on future revenues.

The vast majority of our employees are Indian nationals. The ability of some of our executives and employees to work with and meet our U.S. and European clients and our clients from other countries depends on their ability to obtain the necessary visas and entry permits. In response to terrorist attacks, the global economic downturn and public sentiments about the high unemployment rates in their respective economies, U.S. and European immigration authorities have increased the level of scrutiny in granting visas. Immigration laws in those countries may also require us to meet certain levels of compensation and comply with other legal requirements as a condition to obtaining or maintaining entry visas. These restrictions have increased the application fees for certain types of visas and have significantly lengthened the time requirements to obtain visas for our personnel, which has in the past resulted, and may continue to result, in delays in the ability of our personnel to meet with our clients. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. We cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring entry visas for our professionals. If we are unable to obtain the necessary visas for personnel who need to get to our clients’ sites, or if the duration of such visas is shortened or if such visas are delayed, we may not be able to provide services to our clients or to continue to provide these services on a timely and cost effective basis, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our corporate headquarters is located in New York, New York. We have twelve operations centers in India, one in Manila, Philippines, one in Olomouc, Czech Republic and one in Cluj, Romania with an aggregate area of approximately 968,889 sq.ft. and a current installed capacity of approximately 9,243 agent workstations that operate on an uninterrupted 24/7 basis and are available to be staffed on a three-shift basis. We also have an operations center in Indianapolis, Indiana and a sales office in London, U.K. Our networking and telecommunication hubs are located in Sunnyvale, California, Jersey City, New Jersey and New York, New York. All of our operations centers are equipped with fiber connectivity and have access to other power sources. Substantially, all of our operations centers are leased under long-term leases with varying expiration dates, except for an operation center in Pune, India with an approximate area of 86,361 sq. ft. and containing 1,141 agent workstations which we own. We do not have the option under our present lease agreements to buy any of these properties should we desire to do so except for our operations center in a special economic zone in Noida, India.

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

ITEM 4.	(Removed and Reserved)

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”

The following table sets forth for the periods indicated the high and low sales prices for shares of our common stock as reported by the Nasdaq Global Select Market.

	Price Range
Calendar Period	High	Low
2010
First Quarter	$19.51	$15.64
Second Quarter	$19.00	$14.61
Third Quarter	$20.00	$15.96
Fourth Quarter	$22.05	$18.36
2009
First Quarter	$9.49	$5.86
Second Quarter	$11.40	$8.10
Third Quarter	$14.99	$9.75
Fourth Quarter	$18.39	$13.43

As of February 28, 2011, there were 24 holders of record of our outstanding common stock.

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

Issuer Purchases of Equity Securities

During the three months ended December 31, 2010, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock. During the year ended December 31, 2010, the Company acquired 5,472 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $92,500. The purchase price of $16.96 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have the following equity compensation plans, each of which has been approved by our stockholders: (1) our 2003 Stock Option Plan, (2) our 2003 India Stock Employee Option Plan and (3) our 2006 Omnibus Award Plan (including two India sub plans thereunder). For a description of each of our equity compensation plans, please see note 13 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	4,028,317	$12.17	3,430,472
Equity compensation plans not approved by security holders	—	—	—

Total	4,028,317	$12.17	3,430,472

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

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2008, 2007 and 2006 and for each of the years ended December 31, 2007 and 2006 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2010, 2009 and 2008 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2010	2009	2008	2007	2006 (Unaudited)
		(in millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues(1)	$252.8	$191.0	$181.7	$152.0	$98.7
Cost of revenues (exclusive of depreciation and amortization)(2)	151.3	109.4	112.4	100.1	62.6

Gross profit	101.5	81.6	69.3	51.9	36.1
Selling, general and administrative expenses(3)	59.1	45.8	42.4	37.9	23.4
Depreciation and amortization expenses(4)	15.9	11.4	11.2	9.2	7.1

Income from continuing operations	26.5	24.4	15.7	4.8	5.6
Total other income/(expense)	5.6	(4.9)	(5.9)	11.8	0.8

Income from continuing operations before income taxes	32.1	19.5	9.8	16.6	6.4
Income tax provision/(benefit)	5.5	3.7	(1.3)	(1.0)	(0.3)

Income from continuing operations	26.6	15.8	11.1	17.6	6.7
Income/(loss) from discontinued operations, net of taxes	—	(0.1)	3.3	9.4	7.3

Net income	26.6	15.7	14.4	27.0	14.0
Dividend and accretion to preferred stock	—	—	—	—	(0.6)

Net income to common stockholders	$26.6	$15.7	$14.4	$27.0	$13.4

Earnings per share:
Basic:
Continuing operations	$0.91	$0.55	$0.39	$0.62	$0.27
Discontinued operations	$—	$—	$0.11	$0.33	$0.32
Diluted:
Continuing operations	$0.88	$0.54	$0.38	$0.60	$0.26
Discontinued operations	$—	$—	$0.11	$0.32	$0.32
Weighted average number of common shares outstanding:
Basic	29,281,364	28,963,770	28,811,040	28,480,033	22,863,539
Diluted	30,388,520	29,417,910	29,212,045	29,191,199	23,033,266

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$111.2	$132.2	$112.2	$101.4	$84.7
Working capital(5)	123.6	139.5	118.8	119.6	85.0
Total assets	305.7	249.6	212.0	218.4	169.2
Other long term obligations(6)	6.4	5.6	0.2	0.3	0.2
Stockholders’ equity	$248.5	$205.7	$171.3	$174.0	$127.2

(1)	Revenues include reimbursable expenses of $11.8 million in 2010, $9.6 million in 2009, $11.8 million in 2008, $7.1 million in 2007 and $4.4 million in 2006. Revenues also include contract-termination fee of $5.1 million in 2009 and $0.4 million in 2008.

(2)	Cost of revenues for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 include $1.6 million, $1.4 million, $1.1 million, $1.1 million and $0.5 million, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients.

(3)	SG&A expenses for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 include $6.9 million, $5.7 million, $4.2 million, $3.2 million and $1.5 million, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff.

(4)	Depreciation and amortization for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 includes $2.0 million, $0.2 million, $0.5 million, $1.6 million and $1.2 million, respectively, as amortization of intangibles.

(5)	Working capital means total current assets less total current liabilities.

(6)	Other long-term obligations include “ASC No. 740-10” reserves, retirement benefits and capital leases.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements. See “—Forward looking statements.”

Overview

We are a leading provider of outsourcing and transformation services focused on providing a competitive edge to our clients. Our outsourcing services provide front-, middle- and back-office process outsourcing services for our primarily U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, risk and financial management and operations and process excellence services. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them. We serve primarily the needs of Fortune Global 500 and Fortune 1000 companies in the insurance, utilities, banking and financial services, transportation and logistics and travel sectors.

We market our services directly through our sales and marketing and client management teams, which operate out of the United States and the United Kingdom, and our business development team, which operates out of Noida, India. We currently operate twelve operations centers in India, including two new operations centers in Jaipur and Noida, India, which became operational in July 2010 and November 2010, respectively, one operations center in Cluj, Romania which became operational in February 2010, one operations center in the Philippines, one operations center in Olomouc, the Czech Republic and one operations center in Indianapolis, Indiana. We are also in the process of expanding some of our operations centers in India.

On March 1, 2010, we acquired the operations of GTSC, a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The purchase price of the transaction, which was paid in cash, was approximately $29.1 million. Through this transaction, we have started to provide services to the travel sector, deepened our relationship with a significant client and expanded our capability set in analytics, exception processing and transaction processing.

On May 1, 2010, we acquired a 100% stake in PDMA, developer of the LifePRO® insurance policy administration platform used by approximately 40 insurance companies. The purchase price for PDMA, which was paid in cash, was approximately $14.1 million (including cash acquired of $1.0 million), net of working capital adjustments. The PDMA acquisition has provided us a policy administration platform for our insurance clients along a wide range of products.

Revenues

We generate revenues principally from contracts to provide outsourcing and transformation services. For the year ended December 31, 2010, we had total revenues of $252.8 million compared to total revenues of $191.0 million in 2009, an increase of $61.8 million or 32.3%. Revenues from outsourcing services were higher by $44.6 million in 2010 when compared to 2009 (excluding the receipt of a one-time contract termination fee of $5.1 million in 2009), primarily due to revenues of $29.1 million from new clients, including the acquisitions of

GTSC and PDMA, net volume increases within existing clients of approximately $12.5 million and an increase of $3.0 million, primarily due to the appreciation of the Indian rupee against the U.S. dollar, excluding the impact of currency movements on the acquired businesses. Revenues from transformation services were higher by $22.3 million in 2010 when compared to 2009, primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements in our decision analytics, risk and financial management and operations and process excellence practices.

We anticipate that our revenues will grow as we expand our service offerings and client base, both organically and through acquisitions. We provide our clients with a range of outsourcing services, including insurance services, banking and financial services, utilities support services, finance and accounting services and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 72.0% and 24.3%, respectively, of our total revenues for the year ended December 31, 2010 and approximately 63.8% and 33.9%, respectively, of our total revenues for the year ended December 31, 2009.

We derive a significant portion of our revenues from a limited number of large clients. In the years ended December 31, 2010 and 2009, our total revenues from our three largest clients were $104.2 million and $81.3 million, respectively, accounting for 41.2% and 42.6% of our total revenues, respectively, during these periods.

We provide services to Centrica, which represented $38.5 million, or 15.2%, of our total revenues for the year ended December 31, 2010 and $39.2 million, or 20.5% of our total revenues for the year ended December 31, 2009, under an agreement that is scheduled to expire in April 2012. Centrica may terminate the agreement without cause upon three months prior notice and payment of a breakup fee.

We provide services to Travelers, which represented $36.3 million, or 14.4%, of our total revenues for the year ended December 31, 2010 and $25.1 million, or 13.2% of our total revenues for the year ended

December 31, 2009, under a services agreement. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days prior notice.

We provide services to subsidiaries of American Express Company (American Express) under (i) a master services agreement for our outsourcing services, which agreement cannot be terminated by American Express without cause and which provides us with a minimum volume commitment over a period of eight years and (ii) a master agreement for our transformation services, which agreement may be terminated by American Express without cause upon five days prior written notice. Our aggregate revenues from outsourcing services and transformation services to American Express represented $29.3 million, or 11.6% of our total revenues for the year ended December 31, 2010 and $4.5 million or 2.3% of our total revenues for the year ended December 31, 2009.

We derived revenues from twenty-one and nineteen new clients for our services in the years ended December 31, 2010 and 2009, respectively. Although we are increasing and diversifying our client base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the years ended December 31, 2010 and 2009, 4.7% and 5.0%, respectively, of our total revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar, Philippine peso/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

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

The most significant components of our cost of revenues are employee compensation, recruitment, training and retention. Salary levels in India, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. Salary increases are generally awarded each year effective April 1. Accordingly, employee costs are generally lower in the first quarter of each year compared to the rest of the year. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees in India, particularly among the highly skilled workforce needed to execute outsourcing services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes a non-cash amortization of stock compensation expense relating to our issuance of equity awards to employees directly involved in providing services to our clients.

We expect our cost of revenues to continue to increase as we continue to add professionals in India and in our other operating centers globally to service additional business and as wages continue to increase in India. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. However, a significant portion of our client contracts include adjustments towards inflation to our billing rates year over year which partially offset such increase in cost of revenues. We also expect our cost of revenues to increase due to employee turnover resulting in higher recruitment and training costs. See Item 1A—“Risk Factors—Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”

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

SG&A Expenses

Our general and administrative expenses are comprised of expenses relating to salaries of senior management and other support personnel, legal and other professional fees, telecommunications, utilities and other miscellaneous administrative costs. Selling and marketing expenses primarily consist of salaries of sales and marketing and client management personnel, travel and brand building. We expect that sales and marketing expenses will continue to increase as we invest in our front-end sales and client management functions to better serve our clients. We also expect our costs to increase as we continue to strengthen our back-end support and enabling functions and invest in leadership development, performance management and training programs. However, our SG&A as a percentage of revenues has declined from 24.0% in 2009 to 23.4% in 2010. SG&A expenses also includes professional fees, which represent the costs of third party legal, tax, accounting and other advisors, bad debt allowance and non-cash amortization of stock compensation expense related to our issuance of equity awards to senior management, members of our board of directors and advisory board, other support personnel and consultants.

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and intangible assets. As we add facilities, including our three new operations center in Cluj Romania, Noida, India and Jaipur, India which became operational in 2010, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure. Amortization of intangible assets acquired is included in depreciation and amortization. Amortization of intangible assets has increased substantially in 2010 due to our recent acquisitions of GTSC and PDMA and we expect this to increase further as we pursue strategic relationships and acquisitions.

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars. However, a significant portion of our total revenues is earned in U.K. pounds sterling (24.3% and 33.9%, respectively, of our total revenues for the year ended December 31, 2010 and 2009) while a significant portion of our expenses are incurred and paid in Indian rupees (58.4% and 57.1%, respectively, of our total costs for the year ended December 31, 2010 and 2009) and the Philippine peso (5.9% and 6.0%, respectively, of our total costs for the year ended December 31, 2010 and 2009). The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate in the future. The results of our operations could be substantially impacted as the Indian rupee and U.K. pound sterling appreciate or depreciate against the U.S. dollar. See notes 2 and 7 to our consolidated financial statements and Item 7A—“Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

Currency Regulation

According to the prevailing foreign exchange regulations in India, an exporter of outsourcing and transformation services that is registered with a software technology park in India, such as our Indian subsidiaries in India, is required to realize its export proceeds within a period of 12 months from the date of exports. Similarly, in the event that such exporter has received any advance against exports in foreign exchange from its overseas customers, it will have to render the requisite services so that the advances so received are earned within a period of 12 months. If those subsidiaries in India did not meet these conditions, they would be required to obtain permission from the Reserve Bank of India.

Income Taxes

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of our operations centers in India qualify for an exemption from corporate tax under section 10A or 10B of the Indian Income Tax Act. This exemption is available for a period of ten consecutive years beginning with the financial year in which the operations center begins to manufacture or produce eligible goods and services and expires on April 1, 2011. The tax holiday period for some of our operations centers has already expired and is set to expire for some of our other operations centers on April 1, 2011. Therefore, any profits generated from the services provided from such operations centers will be fully taxable after that date. As a result of the expiration of the tax holiday period during 2011, our tax expense will significantly increase in and after 2011.

During 2010, we have established operations centers in Noida and Jaipur, India in special economic zones that are eligible for tax incentives for services provided from such locations until 2025 under the Special Economic Zones Act, 2005.

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

Revenues under time-and-material contracts are recognized as the services are performed. Revenues are recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit markup. Revenues are recognized on unit-price based contracts based on the number of specified units of work (such as the number of email responses) delivered to a client. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), we monitor such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any service credits that are due to a client. We have experienced minimal service credits and penalties to date.

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

We make accruals for revenues and receivables for services rendered between the last billing date and the balance sheet date. Accordingly, our accounts receivable include amounts for services that we have performed and for which an invoice has not yet been issued to the client. These are included in accounts receivable on our consolidated balance sheet and the amounts are disclosed in the notes to our consolidated financial statements.

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

Derivative Instruments and hedging activities

In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under our policies, with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. We also have exposure in Philippine pesos, Czech koruna and other local currencies where we operate. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates and not for speculative trading purposes.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized in respect of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating losses carried forward, if any. Deferred tax assets and liabilities are measured using the anticipated tax rates for the years in which such temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities during the period in which the new tax rate was enacted or the change in tax status was filed or approved. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider estimates of future taxable income. With respect to any entity that benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse following the expiration of the tax holiday.

We also evaluate potential exposures related to tax contingencies or claims made by the tax authorities in various jurisdictions in order to determine whether a reserve may be required. A reserve is recorded if we believe that a loss is more likely than not to occur and if the amount of such loss can be reasonably estimated. Such reserves are based on estimates and, consequently, are subject to changing facts and circumstances, including the progress of ongoing audits, changes in case law and the passage of new legislation. We believe that we have established adequate reserves to cover any potential additional tax assessments.

We generally anticipate that we will indefinitely reinvest the undistributed earnings of our foreign subsidiaries or have the ability to repatriate in a tax-free manner. Accordingly, we do not accrue any material income, distribution or withholding taxes that would otherwise arise if such earnings were repatriated in a taxable manner.

We employ a two-step process for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will, more likely than not, be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that has a greater than 50% likelihood of being realized upon settlement. Our provision for income tax expense also takes into account any interest or penalties related to unrecognized tax benefits.

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

Results of Operations

The following table summarizes our results of operations:

	Year ended December 31,
	2010	2009	2008
	(in million)
Revenues(1)	$252.8	$191.0	$181.7
Cost of revenues (exclusive of depreciation and amortization)(2)	151.3	109.4	112.4

Gross profit	101.5	81.6	69.3

Operating expenses:
General and administrative expenses(3)	40.3	31.9	31.1
Selling and marketing expenses(3)	18.8	13.9	11.3
Depreciation and amortization expenses(4)	15.9	11.4	11.2

Total operating expenses	75.0	57.2	53.6

Income from continuing operations	26.5	24.4	15.7
Other income/(expense):
Foreign exchange gain/(loss)	4.2	(5.9)	(9.4)
Interest and other income	1.4	1.0	3.5

Income from continuing operations before income taxes	32.1	19.5	9.8
Income tax provision/(benefit)	5.5	3.7	(1.3)

Income from continuing operations	26.6	15.8	11.1
Income/(Loss) from discontinued operations, net of taxes	—	(0.1)	3.3

Net income	$26.6	$15.7	$14.4

(1)	Revenues include reimbursable expenses of $11.8 million in 2010, $9.6 million in 2009 and $11.8 million in 2008. Revenues also include contract termination fees of $5.1 million in 2009 and $0.4 million in 2008.

(2)	Cost of revenues includes $1.6 million, $1.4 million and $1.1 for the years ended December 31, 2010, 2009 and 2008, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in note 13 to our consolidated financial statements.

(3)	General and administrative expenses and selling and marketing expenses include $6.9 million, $5.7 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in note 13 to our consolidated financial statements.

(4)	Depreciation and amortization includes $2.0 million, $0.2 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, of amortization of intangibles as described in note 5 to our consolidated financial statements.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues. Revenues increased 32.3% from $191.0 million for the year ended December 31, 2009 to $252.8 million for the year ended December 31, 2010. Revenues from outsourcing services increased from $152.6 million during the year ended December 31, 2009 to $192.1 million during the year ended December 31, 2010. The increase in revenues from outsourcing services of $44.6 million (excluding the receipt of a one-time contract termination fee of $5.1 million in 2009) is primarily driven by revenues of $29.1 million from new clients, including the acquisitions of GTSC and PDMA, net volume increases from existing clients aggregating to $12.5 million and revenues of $3.0 million due to the appreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Revenues from transformation services increased from $38.4 million during the year ended December 31, 2009 to $60.7 million during the year ended December 31, 2010. The increase is primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and risk and financial management practices. Revenues from new clients for transformation services were $4.1 million and $1.8 million during the years ended December 31, 2010 and 2009, respectively.

Cost of Revenues. Cost of revenues increased 38.3% from $109.4 million for the year ended December 31, 2009 to $151.3 million for the year ended December 31, 2010. The increase in cost of revenues is primarily due to a $13.4 million increase in employee-related costs as a result of an increase in the number of our personnel directly involved in providing services to our clients. The increase in costs of revenues can also be attributed to $13.7 million of employee-related costs incurred in connection with acquisitions, a $2.3 million increase in reimbursable expenses (resulting in an increase in revenues), a $7.1 million increase in facilities and other operating expenses (primarily due to acquisitions and the creation of new operating centers to meet business growth), and a $5.4 million aggregate increase due to the appreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the year ended December 31, 2010 compared to the year ended December 31, 2009. Cost of revenues as a percentage of revenues increased from 57.3% for the year ended December 31, 2009 to 59.9% for the year ended December 31, 2010.

Gross Profit. Gross profit increased 24.3% from $81.6 million for the year ended December 31, 2009 to $101.5 million for the year ended December 31, 2010. The increase in gross profit was primarily due to an increase in revenues of $61.8 million, offset by the increase in cost of revenues of $41.9 million. Gross profit as a percentage of revenues decreased from 42.7% for the year ended December 31, 2009 to 40.1% for the year ended December 31, 2010, primarily due to the receipt of a contract termination fee of $5.1 million in 2009 and the impact of appreciation of the Indian rupee against the U.S. dollar.

SG&A Expenses. SG&A expenses increased 29.1% from $45.8 million for the year ended December 31, 2009 to $59.1 million for the year ended December 31, 2010. The increase in SG&A expenses is primarily due to an increase in employee-related costs of $8.0 million, including our continued investment in front-end sales and client management personnel, an increase in facilities-related costs of $2.2 million, primarily related to our new operations centers in Jaipur and Noida, India, an increase in other SG&A costs of $1.9 million including our acquisition related expenses and an increase of $1.0 million due to the appreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2010 compared to the year ended December 31, 2009. As a percentage of revenues, SG&A decreased from 24.0% for the year ended December 31, 2009 to 23.4% for the year ended December 31, 2010.

Depreciation and Amortization. Depreciation and amortization increased 38.8% from $11.4 million for the year ended December 31, 2009 to $15.9 million for the year ended December 31, 2010. The increase is primarily due to the increase in amortization of acquisition-related intangibles of $1.8 million, depreciation related to our new operations centers including our acquisitions of $2.0 million and an increase of $0.7 million due to the appreciation of the Indian rupee against the U.S. dollar. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

Income from Operations. Income from operations increased 8.7% from $24.4 million for the year ended December 31, 2009 to $26.5 million for the year ended December 31, 2010. As a percentage of revenues, income from operations decreased from 12.8% for the year ended December 31, 2009 to 10.5% for the year ended December 31, 2010. The decrease in income from operations as a percentage of revenues was primarily due to the receipt of a contract termination fee of $5.1 million during the year ended December 31, 2009.

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income/(expense) increased from ($4.9) million for the year ended December 31, 2009 to $5.6 million for the year ended December 31, 2010, primarily as a result of net foreign exchange gain of $4.2 million during the year ended December 31, 2010 compared to net foreign exchange losses of ($5.9) million during the year ended December 31, 2009 attributable to movement of the U.S. dollar against the Indian rupee. The average exchange rate of the Indian rupee against the U.S. dollar was 45.65 during the year ended December 31, 2010 compared to 48.39 during the year ended December 31, 2009.

Provision for Income Taxes. Provision for income taxes increased from $3.7 million for the year ended December 31, 2009 to $5.5 million for the year ended December 31, 2010. The effective tax rate decreased from 19.0% for the year ended December 31, 2009 to 17.1% for the year ended December 31, 2010. The decrease in effective tax rate in 2010 was primarily due to the realization of a contract termination fee of $5.1 million in 2009 and was partially offset by the higher income in the U.S and our recent acquisitions which are fully taxable. Please see note 12 to our consolidated financial statements for further details.

Net Income. Net income increased from $15.7 million for the year ended December 31, 2009 to $26.6 million for the year ended December 31, 2010, primarily due to an increase in operating income of $2.1 million and other income of $10.5 million, partially offset by an increase in provision for income taxes of $1.8 million. As a percentage of revenues, net income increased from 8.2% for the year ended December 31, 2009 to 10.5% for the year ended December 31, 2010.

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

Provision for Income Taxes. Provision for income taxes increased from a benefit of $1.3 million for the year ended December 31, 2008 to an expense of $3.7 million for the year ended December 31, 2009. The effective rate of taxes has increased significantly from a benefit of 13.7% for the year ended December 31, 2008 to an expense of 19.0% for the year ended December 31, 2009, primarily due to higher income in the U.S. and realization of a contract termination fee of $5.1 million. Please see note 12 to our consolidated financial statements for further details.

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

Liquidity and Capital Resources

At December 31, 2010, we had $114.3 million in cash and cash equivalents and short-term investments.

Cash flows provided by operating activities increased from $35.7 million in the year ended December 31, 2009 to $36.5 million in the year ended December 31, 2010. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided by or used for operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant. The increase in cash flows provided by operations for the year ended December 31, 2010 was predominantly due to an increase in net income adjusted for non-cash items by

$23.3 million, offset by a decrease in working capital of $22.5 million. The increase in net income adjusted for non-cash items is primarily due to an increase in net income of $10.9 million, depreciation and amortization of $4.4 million and decrease in deferred taxes of $6.0 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Changes in working capital are primarily due to an increase in trade accounts receivable of $8.2 million as a result of higher revenues, income taxes payable of $8.4 million due to payment of advance tax and an increase in other assets of $5.3 million as of December 31, 2010 compared to December 31, 2009. Our days’ sales outstanding decreased from 58 days as of December 31, 2009 to 57 days as of December 31, 2010.

Cash flows used for investing activities increased from $17.3 million in the year ended December 31, 2009 to $61.0 million in the year ended December 31, 2010. The increase is primarily due to the payment of the purchase consideration of approximately $29.1 million for the GTSC acquisition and $13.0 million for the acquisition of PDMA (net of cash acquired) during the year ended December 31, 2010.

Cash flows provided by financing activities increased from $0.5 million in the year ended December 31, 2009 to $2.9 million during the year ended December 31, 2010, primarily representing the increase in proceeds from exercises of stock options.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $19.9 million of capital expenditures in the year ended December 31, 2010. We expect to incur capital expenditures of between $20.0 million to $25.0 million in the calendar year 2011, primarily to meet the growth requirements of our clients, including additions to our existing facilities in India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with the tax assessment orders issued against Exl India and Exl Inc. we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. Refer to note 16 to our consolidated financial statements for further details.

We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. Based on economic conditions as of December 31, 2010, we believe that cash flow from operations will be sufficient to meet our ongoing capital expenditure, working capital and other cash needs in the near term. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2010:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Capital leases	$0.3	$0.4	$—	$—	$0.7
Operating leases	5.1	5.7	1.2	1.8	13.8
Purchase obligations	4.1	—	—	—	4.1
Other obligations(a)	1.0	1.8	1.6	2.4	6.8

Total contractual cash obligations(b)	$10.5	$7.9	$2.8	$4.2	$25.4

(a)	Represents estimated payments under the Company’s Gratuity Plan.

(b)	Excludes $4.1 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries have been established as 100% Export-Oriented units under the Export Import Policy or Software Technology Parks of India units (STPI) under the STPI guidelines issued by the Government of India that has provided us with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. In the event that these units are unable to meet those conditions over the specified period, we may be required to refund those incentives along with penalties and fines. However, we believe that these units have in the past and will continue to satisfy those conditions.

Exl Philippines is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration has provided the Company with certain incentives on the import of capital goods. Exl Philippines has an export obligation of approximately $39.3 million during the three year period ending March 2011.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. In February 2010, the FASB released Accounting Standards Update (ASU) No. 2010-09, an update to ASC 855, Subsequent Events, which revised various terms and definitions within the guidance and provided new guidance upon the date which entities must evaluate subsequent events. This ASU requires that we must evaluate subsequent events through the date on which the financial statements are issued, rather than the date the financial statements are available to be issued, and the disclosure of this date is no longer required in the notes to the financial statements. We have evaluated subsequent events through the date of this Annual Report on Form 10-K.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We have chosen to adopt the new guidance from January 1, 2011. Currently we do not expect there to be any impact from the adoption of ASU 2009-13 as the number of multiple-deliverable revenue arrangements are insignificant.

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures about Fair Value Measurement” to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The adoption of this new guidance did not have a material impact on our consolidated financial statements. See note 6 to our consolidated financial statements for further details.

In December 2010, the FASB issued authoritative guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Furthermore, this guidance expands the supplemental pro forma disclosure requirement. This authoritative guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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

General

Market risk is the loss of future earnings, fair values or future cash flows that may result from a change in the price of a financial instrument. The value of a financial instrument may change as a result of changes in the interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributable to all market sensitive financial instruments including foreign currency receivables and payables.

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

Components of Market Risk

Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (72.0% in the year ended December 31, 2010) or U.K. pounds sterling (24.3% in the year ended December 31, 2010), substantial portion of our expenses were incurred and paid in Indian rupees and Philippine pesos (58.4% and 5.9%, respectively, in the year ended December 31, 2010). We also incur expenses in U.S. dollars, the Czech koruna and the currencies of the other countries in which we have operations. The exchange rates primarily among the Indian rupee, the Philippine peso, U.K. pound sterling, Czech koruna and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. Based upon our level of operations during the year ended December 31, 2010 and excluding any hedging arrangements that we had in place during that period, a 5.0% appreciation/depreciation in the U.K. pound sterling against the U.S. dollar would have increased/decreased revenues in the year ended December 31, 2010 by approximately $0.5 million. Similarly, a 5.0% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our expenses incurred and paid in Indian rupees in the year ended December 31, 2010 by approximately $6.4 million.

We have sought to reduce the effect of Indian rupee and Philippine peso and certain other local currency exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of our expected cash flows. Further, a significant number of our customer contracts include protection against foreign exchange rate fluctuations which minimizes the impact of volatility in the exchange rates on our operating results. Forward exchange contracts with notional amounts of $129.1 million were outstanding at December 31, 2010 and of $80.7 million were outstanding at December 31, 2009. At December 31, 2010, the cash flow hedging derivatives had maturity periods of one to thirty-three months. These contracts must be settled on the day of maturity or may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for any speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and Philippine pesos foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as foreign exchange gain/(loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged. Forward exchange contracts with notional amounts of $36.9 million, GBP 8.4 million and EUR 0.79 million were outstanding at December 31, 2010 and of $9.3 million and GBP 7.7 million were outstanding at December 31, 2009. At December 31, 2010, the outstanding balance sheet hedging derivatives had maturities of 30 days or less.

Interest Rate Risk. We had cash, cash equivalents and short-term investments totaling $114.3 million at December 31, 2010. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 1.0% change in short term rates would impact our interest income for the year ended December 31, 2010 by approximately $0.9 million.

Credit Risk. As of December 31, 2010, we had accounts receivable of $44.2 million. Accounts receivable from our two largest clients accounted for 17% and 15% of our total outstanding receivable as of December 31, 2010. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our financial statements and have not exceeded our expectations.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, the CEO and CFO have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Responsibility for Financial Statements

Responsibility for the objectivity, integrity and presentation of the accompanying financial statements and other financial information presented in this report rests with the Company’s management. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements include amounts that are based on estimates and judgments which management believes are reasonable under the circumstances.

Ernst & Young LLP, an independent registered public accounting firm, is retained to audit the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board.

The Audit Committee of the board of directors is composed solely of independent directors and is responsible for recommending to the Board the independent public accounting firm to be retained for the coming year. The Audit Committee meets regularly and privately with the independent public accountants, with the company’s internal auditors and with management to review accounting, auditing, internal control and financial reporting matters.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010. See Ernst & Young LLP’s accompanying report on their audit of the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

On March 15, 2011, ExlService Holdings, Inc. executed severance protection arrangements for two of its named executive officers, Pavan Bagai and Rembert de Villa. Each severance protection arrangement provides that in the event the executive is terminated by us without “cause” (as defined in the severance agreement) or if the executive resigns for “good reason” (as defined in the severance agreement) following a “change of control” (as defined in the ExlService Holdings, Inc. 2006 Omnibus Award Plan), the executive will receive an amount equal to twelve months’ of the executive’s then-current base salary. Mr. Bagai’s severance payments are payable in twelve equal monthly installments, and Mr. de Villa’s severance payments are payable in part as a lump sum equal to three months’ of base salary and nine equal monthly installments beginning three months following Mr. de Villa’s termination of employment. Each executive’s severance payments are subject to his execution of a waiver and release of all claims against us. Mr. de Villa’s arrangement requires that he remain employed for at least six months following a change in control before he may resign for good reason. Additionally, Mr. de Villa must actively seek comparable employment during the last nine months of the severance period. Our severance obligation will be reduced by the amount of Mr. de Villa’s new base salary, if any.

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

We incorporate by reference the information responsive to this Item appearing in the definitive proxy statement for our 2011 Annual Meeting of Stockholders, which we refer to as our Proxy Statement, which we intend to file with the SEC within 120 days after the fiscal year end of December 31, 2010.

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

Financial statement schedules as of December 31, 2010 and 2009, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

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

Date: March 16, 2011	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR Rohit Kapoor	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2011

/S/ VISHAL CHHIBBAR Vishal Chhibbar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/S/ VIKRAM TALWAR Vikram Talwar	Executive Chairman	March 16, 2011

/S/ STEVEN B. GRUBER Steven B. Gruber	Director	March 16, 2011

/S/ EDWARD V. DARDANI Edward V. Dardani	Director	March 16, 2011

/S/ KIRAN KARNIK Kiran Karnik	Director	March 16, 2011

/S/ DAVID B. KELSO David B. Kelso	Director	March 16, 2011

/S/ CLYDE W. OSTLER Clyde W. Ostler	Director	March 16, 2011

/S/ DR. MOHANBIR SAWHNEY Dr. Mohanbir Sawhney	Director	March 16, 2011

/S/ GAREN K. STAGLIN Garen K. Staglin	Director	March 16, 2011

INDEX TO EXHIBITS

The following exhibits are being filed as part of this Annual Report on Form 10-K:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2008).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1**	Professional Services Agreement, dated March 7, 2006, between The Travelers Indemnity Company and ExlService Holdings, Inc as amended by Amendment 3, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on March 16, 2010).

10.2	Employment Agreement, dated May 1, 2009, between exlservice.com (India) Private Limited and Vishal Chhibbar (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on March 16, 2010).

10.3	Letter Agreement, effective June 1, 2009, between ExlService Holdings, Inc, and Vishal Chhibbar (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on March 16, 2010).

10.4	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank (incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Vikram Talwar (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on March 16, 2009).

10.6	Amendment, effective June 2, 2010, to the Amended and Restated Employment and Non-Competition Agreement, dated December 16, 2008 between Vikram Talwar and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2010).

10.7	Summary of terms of compensation for Vikram Talwar (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2010).

10.8	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on March 16, 2009).

10.9	Amendment to the Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on March 16, 2010).

10.10	ExlService Holdings, Inc. 2003 India Stock Option Plan (incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.11	ExlService Holdings, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.12	ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	ExlService Holdings, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	Form of Stock Option Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005 (incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on
Form S-1 (No. 333-121001)).

10.24	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on
Form S-1 (No. 333-121001)).

10.25	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.29	Letter Agreement, dated March 20, 2008, between ExlService.com, Inc. and Rembert de Villa.

10.30	Form of 2010 Restricted Stock Unit Agreement 1 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 4, 2010).

10.31	Form of 2010 Restricted Stock Unit Agreement 2 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on February 4, 2010).

10.32	Form of 2010 Restricted Stock Unit Agreement 3 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on February 4, 2010).

10.33	Form of 2010 Restricted Stock Unit Agreement 4 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on February 4, 2010).

10.34	Form of 2010 Restricted Stock Unit Agreement 5 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on February 4, 2010).

10.35*	Framework Agreement, dated July 25, 2005, between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on March 16, 2009).

10.36	Notice of Extension between Centrica plc and the Company, dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 10, 2008).

10.37**	Amendment No. 6, dated April 1, 2009, to the Framework Agreement between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on March 16, 2010).

10.38	Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (No. 333-157076)).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Executive Chairman of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Executive Chairman pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted pursuant to confidential treatment granted by the Commission.

**	Certain portions of this exhibit have been omitted in connection with an application for confidential treatment therefor.

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

ExlService Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExlService Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExlService Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ExlService Holdings, Inc.

We have audited ExlService Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExlService Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ExlService Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExlService Holdings Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 16, 2011

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$111,182	$132,215
Short-term investments	3,084	4,009
Restricted cash	231	65
Accounts receivable, net of allowance for doubtful accounts of $246 at December 31, 2010 and $262 at December 31, 2009	44,186	34,856
Prepaid expenses	3,317	2,484
Deferred tax assets, net	1,721	1,125
Advance income-tax, net	5,364	—
Other current assets	5,244	3,045

Total current assets	174,329	177,799

Fixed assets, net	34,733	23,964
Restricted cash	3,432	3,895
Deferred tax assets, net	14,333	12,229
Intangible assets, net	18,591	627
Goodwill	43,370	19,619
Other assets	16,895	11,487

Total assets	$305,683	$249,620

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,860	$5,345
Deferred revenue	5,108	4,745
Accrued employee cost	23,947	16,020
Accrued expenses and other current liabilities	16,560	11,530
Income taxes payable	—	543
Current portion of capital lease obligations	231	144

Total current liabilities	50,706	38,327

Capital lease obligations, less current portion	389	137
Non-current liabilities	6,042	5,438

Total liabilities	57,137	43,902

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,690,463 shares issued and 29,437,961 shares outstanding as of December 31, 2010 and 29,278,103 shares issued and 29,031,073 shares outstanding as of December 31, 2009	30	29
Additional paid-in capital	136,173	124,493
Retained earnings	112,266	85,674
Accumulated other comprehensive income/(loss)	1,126	(3,515)

	249,595	206,681

Less: 252,502 shares as of December 31, 2010 and 247,030 shares as of December 31, 2009, held in treasury, at cost	(1,069)	(976)

ExlService Holdings, Inc. stockholders’ equity	248,526	205,705
Non-controlling interest	20	13

Total stockholders’ equity	248,546	205,718

Total liabilities and stockholders’ equity	$305,683	$249,620

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year ended December 31,
	2010	2009	2008
Revenues	$252,753	$190,995	$181,714
Cost of revenues (exclusive of depreciation and amortization)	151,285	109,389	112,436

Gross profit	101,468	81,606	69,278

Operating expenses:
General and administrative expenses	40,278	31,850	31,113
Selling and marketing expenses	18,832	13,950	11,344
Depreciation and amortization	15,835	11,405	11,156

Total operating expenses	74,945	57,205	53,613

Income from continuing operations	26,523	24,401	15,665
Other income/(expense):
Foreign exchange gain/(loss)	4,199	(5,929)	(9,276)
Interest and other income, net	1,367	1,023	3,408

Income from continuing operations before income taxes	32,089	19,495	9,797
Income tax provision/(benefit)	5,497	3,703	(1,340)

Income from continuing operations	26,592	15,792	11,137
Income/(loss) from discontinued operations, net of taxes	—	(139)	3,271

Net income	$26,592	$15,653	$14,408

Earnings per share(a):
Basic:
Continuing operations	$0.91	$0.55	$0.39
Discontinued operations	—	—	0.11

	$0.91	$0.54	$0.50

Diluted:
Continuing operations	$0.88	$0.54	$0.38
Discontinued operations	—	—	0.11

	$0.88	$0.53	$0.49

Weighted-average number of shares used in computing earnings per share:
Basic	29,281,364	28,963,770	28,811,040
Diluted	30,388,520	29,417,910	29,212,045

(a)	Per share amounts may not foot due to rounding.

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Non - Controlling Interest	Total
	Shares	Amount				Shares	Amount
Balance as of December 31, 2007	28,891,043	$29	$110,989	$55,708	$7,570	(163,690)	$(316)	$—	$173,980
Adjustment for change in measurement date pursuant to FAS 158, net of taxes of $6 Service cost and interest cost	—	—	—	(70)	—	—	—	—	(70)
Amortization of actuarial loss	—	—	—	(25)	25	—	—	—	—
Stock issued on exercise/vesting of equity awards	163,102	—	620	—	—	—	—	—	620
Non-employee stock options	—	—	(70)	—	—	—	—	—	(70)
Stock-based compensation	—	—	5,278	—	—	—	—	—	5,278
Excess tax expense from stock based compensation	—	—	(141)	—	—	—	—	—	(141)
Acquisition of treasury stock	—	—	—	—	—	(73,390)	(587)	—	(587)
Comprehensive income:
Translation adjustments	—	—	—	—	(10,198)	—	—	—	(10,198)
Unrealized (loss) on cash flow hedges, net of taxes $0	—	—	—	—	(15,641)	—	—	—	(15,641)
Retirement benefits, net of taxes $0	—	—	—	—	82	—	—	—	82
Reclassification adjustments:
Realized loss on cash flow hedges, net of taxes $0	—	—	—	—	3,671	—	—	—	3,671
Net income	—	—	—	14,408	—	—	—	—	14,408

Total comprehensive loss	—	—	—	—	—	—	—	—	(7,678)

Balance as of December 31, 2008	29,054,145	$29	$116,676	$70,021	$(14,491)	(237,080)	$(903)	$—	$171,332
Stock issued on exercise/vesting of equity awards	223,958	—	979	—	—	—	—	—	979
Non-employee stock options	—	—	80	—	—	—	—	—	80
Stock-based compensation	—	—	7,093	—	—	—	—	—	7,093
Excess tax expense from stock based compensation	—	—	(343)	—	—	—	—	—	(343)
Acquisition of treasury stock	—	—	—	—	—	(9,950)	(73)	—	(73)
Non-controlling interest	—	—	8	—	—	—	—	13	21
Comprehensive income:
Translation adjustments	—	—	—	—	3,026	—	—	—	3,026
Unrealized gain on cash flow hedges, net of taxes $566	—	—	—	—	1,725	—	—	—	1,725
Retirement benefits, net of taxes $137	—	—	—	—	(246)	—	—	—	(246)
Reclassification adjustments:
Realized loss on cash flow hedges net of taxes $0	—	—	—	—	6,398	—	—	—	6,398
Retirement benefits net of taxes $0	—	—	—	—	73	—	—	—	73
Net income	—	—	—	15,653	—	—	—	—	15,653

Total comprehensive income	—	—	—	—	—	—	—	—	26,629

Balance as of December 31, 2009	29,278,103	$29	$124,493	$85,674	$(3,515)	(247,030)	$(976)	$13	$205,718
Stock issued on exercise/vesting of equity awards	412,360	1	3,024	—	—	—	—	—	3,025
Non-employee stock options	—	—	58	—	—	—	—	—	58
Stock-based compensation	—	—	8,491	—	—	—	—	—	8,491
Excess tax benefit from stock based compensation	—		107	—	—	—	—	—	107
Acquisition of treasury stock	—	—	—	—	—	(5,472)	(93)	—	(93)
Non-controlling interest	—	—	—	—	—	—	—	7	7
Comprehensive income:
Translation adjustments	—	—	—	—	3,484	—	—	—	3,484
Unrealized gain on cash flow hedges, net of taxes $1,524	—	—	—	—	3,929	—	—	—	3,929
Retirement benefits, net of taxes $30	—	—	—	—	(147)	—	—	—	(147)
Reclassification adjustments:
Realized gain on cash flow hedges, net of taxes $916	—	—	—	—	(2,745)	—	—	—	(2,745)
Retirement benefits, net of taxes $47	—	—	—	—	120	—	—	—	120
Net income	—	—	—	26,592	—	—	—	—	26,592

Total comprehensive income	—	—	—	—	—	—	—	—	31,233

Balance as of December 31, 2010	29,690,463	$30	$136,173	$112,266	$1,126	(252,502)	$(1,069)	$20	$248,546

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands, except share and per share amounts)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$26,592	$15,653	$14,408
Loss/ (income) from discontinued operations, net of taxes	—	139	(3,271)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,835	11,405	11,156
Stock-based compensation expense	8,491	7,093	5,278
Non-employee stock options	58	140	288
Unrealized foreign exchange (gain)/loss	1,050	(98)	1,597
Deferred income taxes	(2,375)	(8,400)	(2,065)
Excess tax expense/(benefit) from stock-based compensation	(107)	343	141
Non-controlling interest	7	—	—
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	431	(3,258)	(51)
Accounts receivable	(8,443)	(287)	6,199
Prepaid expenses and other current assets	(2,166)	(54)	(2,796)
Accounts payable	(145)	1,211	(1,603)
Deferred revenue	(2,767)	3,333	(1,016)
Accrued expenses and other liabilities	9,082	3,844	6,536
Income taxes payable	(5,850)	2,514	(2,806)
Other assets	(3,187)	2,117	(3,123)

Net cash provided by operating activities—continuing operations	36,506	35,695	28,872
Net cash provided by operating activities—discontinued operations	—	—	5,501

Net cash provided by operating activities	36,506	35,695	34,373

Cash flows from investing activities:
Purchase of fixed assets	(19,860)	(11,416)	(14,832)
Business acquisitions (net of cash acquired)	(42,144)	(3,529)	(2,156)
Purchase of short-term investments	(2,424)	(3,987)	—
Proceeds from redemption of short-term investments	3,456	153	—
Proceeds from sale of discontinued operations	—	1,448	1,038

Net cash used for investing activities-continuing operations	(60,972)	(17,331)	(15,950)
Net cash used for investing activities-discontinuing operations	—	—	(40)

Net cash used for investing activities	(60,972)	(17,331)	(15,990)

Cash flows from financing activities:
Principal payments on capital lease obligations	(88)	(114)	(133)
Proceeds from exercise of stock options	3,024	979	620
Excess tax expense/(benefit) from stock-based compensation	107	(343)	(141)
Proceeds from issuance of stock to minority shareholders	—	21	—
Acquisition of treasury stock	(93)	(73)	(587)

Net cash provided by/ (used for) financing activities	2,950	470	(241)

Effect of exchange rate changes on cash and cash equivalents	483	1,207	(8,178)

Net increase/(decrease) in cash and cash equivalents	(21,033)	20,041	9,964
Cash and cash equivalents, beginning of period	132,215	112,174	102,210

Cash and cash equivalents, end of period	$111,182	$132,215	$112,174

Supplemental disclosure of cash flow information:
Cash paid for interest	$43	$22	$52
Cash paid for taxes, net of refund	$12,815	$4,845	$4,198
Assets acquired under capital lease	$547	$108	$223

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(In thousands, except share and per share amounts)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (ExlService Holdings) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the Company), is a leading provider of outsourcing services and transformation services. The Company’s clients are located principally in the United States and the United Kingdom.

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

The non-controlling interest represents the minority partner’s interest in the operation of exlService.com (India) Private Limited (Exl India) and the profits associated with the minority partner’s interest in those operations, in the consolidated balance sheet and consolidated statement of income, respectively. The minority partner’s interest in the operations for the year ended December 31, 2010 and 2009 was insignificant and is included under general and administrative expenses in the consolidated statements of income.

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

Foreign Currency Translation

The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates except for ExlService Mauritius Limited. Monetary assets and liabilities in foreign currencies are re-measured into functional currency at the rates of exchange prevailing at the balance sheet dates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded in the accompanying consolidated statements of income.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

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

During the year ended December 31, 2010 and 2009, the Company received $0 and $5,075 of contract termination fees, respectively. These amounts are included in revenues in the consolidated statements of income.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with Accounting Standards Codification (ASC) topic 605-45-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”.

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Year ended December 31, 2010	$11,820
Year ended December 31, 2009	$9,564
Year ended December 31, 2008	$11,807

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

Current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports that will mature on various dates before December 31, 2011.

Non-current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports, amounts in an escrow account related to acquisitions and for demands against pending income tax assessments (see note 16 for details), that will mature on various dates after December 31, 2011.

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of accounts receivables ageing and prior collection experience to estimate the ultimate collectability of these receivables.

Accounts receivable include unbilled accounts receivable which represents revenues for services performed but yet to be billed to the client. As on December 31, 2010 and 2009, the Company had $560 and $1,000 of unbilled accounts receivable, respectively.

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

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Fixed assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through an assessment of the estimated future undiscounted cash flows related to such assets. In the event that assets are found to be carried at amounts that are in excess of estimated undiscounted future cash flows, the carrying value of the related asset or group of assets is reduced to a level commensurate with fair value based on a discounted cash flow analysis.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization on equipment held under capital leases and leasehold improvements are computed using the straight-line method over the shorter of the assets’ estimated useful lives or the lease term.

The estimated lives used in determining depreciation are as follows:

Estimated Useful Life (Years)
Network equipment, cabling and computers	3-5
Buildings	30
Land	—
Leasehold improvements	3-5
Office furniture and equipment	3-7
Motor vehicles	3-5

Business Combinations, Goodwill and Other Intangible Assets

ASC topic 850, “Business Combinations” (ASC No. 850), requires that the purchase method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. Under ASC topic 350, “Intangibles—Goodwill and Other” (ASC No. 350), all assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. The fair value of the reporting unit is measured by discounting estimated future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The Company’s definite lived intangible assets are amortized over their estimated useful lives as listed below using a straight-line method or a method of amortization that reflects the pattern in which the economic benefits of the intangibles assets were consumed or otherwise realized:

Customer relationships	3-10 years
Leasehold benefits	3 years
Developed technology	10 years
Non-compete agreements	1-2 years
Trade names and trademarks	Indefinite

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

The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic No. 815, “Derivatives and Hedging” (ASC No. 815). Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) (AOCI) until the hedged transactions occur and at that time are recognized in the consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain/(loss). The Company also uses derivatives instruments consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss).

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

Retirement Benefits

Contributions to defined contribution plans are charged to the consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. In accordance with ASC No. 715, “Compensation-Retirement Benefit”, the liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences in accordance with ASC topic 710, “Compensation-General”.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Share-Based Compensation

The Company follows ASC topic 718, “Compensation—Stock Compensation” (ASC No. 718), which requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. The Company recognizes these compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award.

Income Taxes

The Company accounts for income taxes in accordance with ASC topic 740, “Income Taxes” (ASC No. 740). Under ASC No. 740, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period in which the change is identified. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

As of December 31, 2010, two customers accounted for approximately 17% and 15% respectively, of the Company’s total accounts receivable. As of December 31, 2009, two customers accounted for approximately 19% and 17% respectively, of the Company’s total accounts receivable.

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

Any cash or in-kind dividends paid with respect to unvested shares of restricted stock and restricted stock units are withheld by the Company and paid to the holder of such shares of restricted stock, without interest, only if and when such shares of restricted stock and restricted stock units vest. Any unvested shares of restricted stock and restricted stock units are immediately forfeited without consideration upon the termination of holder’s employment with the Company or its affiliates. Accordingly, the Company’s unvested restricted stock and restricted stock units do not include non-forfeitable rights to dividends or dividend equivalents and are therefore not considered as participating securities for purposes of earnings per share calculations pursuant to the two-class method. However, the Company’s vested restricted stock units against which the underlying common stock has not been issued, contain non-forfeitable rights to dividends or dividend equivalents and are therefore after vesting considered as participating securities for the purposes of computing basic earnings per share pursuant to the two-class method. Application of this treatment had an insignificant effect on the basic earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2010	2009	2008
Numerators:
Net income:
Continuing operations	$26,592	$15,792	$11,137
Discontinued operations	—	(139)	3,271

	$26,592	$15,653	$14,408

Denominators:
Basic weighted average common shares outstanding	29,281,364	28,963,770	28,811,040
Dilutive effect of share based awards	1,107,156	454,140	401,005

Diluted weighted average common shares outstanding	30,388,520	29,417,910	29,212,045

Weighted average common shares considered anti-dilutive in computing diluted earnings per share	674,507	2,193,147	1,537,124

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Accumulated Other Comprehensive Income/(Loss)

ASC topic 220, “Reporting Comprehensive Income”, establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income/(loss) consists of net earnings/(loss), amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC No. 815. Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract. The balances of different components as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Cumulative translation adjustments	$(1,493)	$(4,977)
Unrealized gain on cash flow hedges	3,026	1,842
Retirement benefits	(407)	(380)

Accumulated other comprehensive income/(loss)	$1,126	$(3,515)

Recent Accounting Pronouncements

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. In February 2010, the FASB released Accounting Standards Update (ASU) No. 2010-09, an update to ASC 855, Subsequent Events, which revised various terms and definitions within the guidance and provided new guidance upon the date which entities must evaluate subsequent events. This ASU requires that the Company must evaluate subsequent events through the date on which the financial statements are issued, rather than the date the financial statements are available to be issued, and the disclosure of this date is no longer required in the notes to the financial statements. The Company has evaluated subsequent events through the date of this Annual Report on Form 10-K.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

In January 2010, the FASB issued Update No. 2010-6, “Improving Disclosures about Fair Value Measurement” to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures regarding Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. See note 6 to our consolidated financial statements for further details.

In December 2010, the FASB issued authoritative guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Furthermore, this guidance expands the supplemental pro forma disclosure requirement. This authoritative guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial Statements.

3. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the years ended December 31, 2010 and 2009 are as follows:

	Three months ended
2010	March 31	June 30	September 30	December 31	Full Year
Revenues	$54,489	$60,639	$67,585	$70,040	$252,753
Gross profit	23,004	23,192	27,001	28,271	101,468
Net income to common stockholders	$5,623	$4,869	$7,804	$8,296	$26,592
Earnings Per Share:
Basic	$0.19	$0.17	$0.27	$0.28	$0.91
Diluted	$0.19	$0.16	$0.26	$0.27	$0.88
Weighted-average number of shares used in computing earnings per share:
Basic	29,128,741	29,231,812	29,302,862	29,458,508	29,281,364
Diluted	30,157,956	30,201,092	30,385,308	30,806,190	30,388,520
Note:
Stock-based compensation expense	$1,828	$2,404	$2,121	$2,138	$8,491
Amortization of intangibles	$181	$520	$688	$635	$2,024

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended
2009	March 31	June 30	September 30	December 31	Full Year
Revenues	$40,986	$42,385	$48,186	$59,438	$190,995
Gross profit	16,630	16,558	19,383	29,035	81,606
Net income to common stockholders	$2,883	$1,252	$3,994	$7,524	$15,653
Earnings Per Share:
Basic	$0.10	$0.04	$0.14	$0.26	$0.54
Diluted	$0.10	$0.04	$0.14	$0.25	$0.53
Weighted-average number of shares used in computing earnings per share:
Basic	28,843,190	28,906,052	28,930,344	29,044,346	28,963,770
Diluted	29,079,675	29,159,547	29,368,390	29,932,880	29,417,910
Note:
Stock-based compensation expense	$1,539	$1,974	$1,876	$1,704	$7,093
Amortization of intangibles	$—	$—	$84	$83	$167

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

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the years ended December 31, 2010, 2009 and 2008, for outsourcing services and transformation services segments, respectively, are as follows:

	Year ended December 31, 2010			Year ended December 31, 2009
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$192,095	$60,658	$252,753	$152,638	$38,357	$190,995
Cost of revenues (exclusive of depreciation and amortization)	113,461	37,824	151,285	83,064	26,325	109,389

Gross profit	$78,634	$22,834	$101,468	$69,574	$12,032	$81,606

Operating expenses			74,945			57,205
Other income / (expense)			5,566			(4,906)
Income tax provision			5,497			3,703

Income from continuing operations			26,592			15,792
Loss from discontinued operations, net of taxes			—			(139)

Net income			$26,592			$15,653

	Year ended December 31, 2008
	Outsourcing Services	Transformation Services	Total
Revenues	$138,770	$42,944	$181,714
Cost of revenues (exclusive of depreciation and amortization)	85,197	27,239	112,436

Gross profit	$53,573	$15,705	$69,278

Operating expenses			53,613
Other income / (expense)			(5,868)
Income tax provision/ (benefit)			(1,340)

Income from continuing operations			11,137
Income from discontinued operations, net of taxes			3,271

Net income			$14,408

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

On March 1, 2010, the Company acquired the operations of the GTSC, a business unit of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The purchase price for the GTSC, which was paid in cash, was approximately $29,122. The Company paid a premium for the GTSC acquisition to provide services to the travel sector, deepen the Company’s relationship with a significant client and expand its capability set in analytics, exception processing and transaction processing.

On May 1, 2010, the Company acquired a 100% stake in PDMA, developer of the LifePRO® insurance policy administration platform used by approximately 40 insurance companies. The purchase price for PDMA, which was paid in cash, was approximately $14,061(including cash acquired of $1,039), net of working capital adjustments. The Company paid a premium for the PDMA acquisition to expand its capability in providing a policy administration platform for its clients along a wide range of products.

	GTSC	PDMA
Tangible fixed assets	$2,855	$219
Current assets and liabilities, net of cash	(1,461)	(1,715)
Customer related intangible assets	10,328	5,200
Leasehold benefits	972	—
Developed technology	—	2,100
Non-compete agreement	—	200
Trade names and trademarks	—	900
Goodwill(1)	16,097	7,157
Deferred tax assets, net	331	—

	$29,122	$14,061

(1)	Includes $900 deposited in an escrow account in connection with the PDMA acquisition

Under ASC topic 805, “Business Combinations” (ASC No. 805), the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of acquisition. The customer relationship and leasehold benefits from the GTSC acquisition are being amortized over a life of ten years and the remaining period of the lease (approximately three years), respectively. The customer relationship and developed technology from the PDMA acquisition are being amortized over a life of ten years each and the non-compete agreement is being amortized over a period of two years. The Company has considered the estimated useful life of trade names and trademarks to be indefinite and will test these for impairment at least annually.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Goodwill

The following table sets forth details of the Company’s goodwill balance as of December 31, 2010:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2009	$772	$16,785	$17,557
Goodwill arising from acquisition	2,062	—	2,062

Balance at December 31, 2009	2,834	16,785	19,619
Goodwill arising from acquisitions	28,557	—	28,557
Purchase accounting adjustments(1)	(5,303)	—	(5,303)
Currency translation adjustments	497	—	497

Balance at December 31, 2010	$26,585	$16,785	$43,370

(1)	Represent adjustments related to the GTSC and PDMA acquisitions.

Based on the results of its first step impairment tests performed during the year ended December 31, 2010, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event the Company records an impairment loss in the future, such amount will not be deductible for tax purposes.

Intangible Assets

Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$16,595	$(1,726)	$14,869
Leasehold benefits	1,002	(257)	745
Developed technology	2,100	(140)	1,960
Non-compete agreements	200	(83)	117
Trade names and trademarks	900	—	900

	$20,797	$(2,206)	$18,591

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$794	$(167)	$627

	$794	$(167)	$627

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Amortization expense for the year ended December 31, 2010, 2009 and 2008 was $2,024, $167 and $534, respectively. The weighted average life of intangible assets was 9.7 years for customer relationships, 3.2 years for leasehold benefits, 10.0 years for developed technology and 1.7 years for non-compete agreements.

Estimated amortization of intangible assets during the year ending December 31,

2011	$2,420
2012	$2,192
2013	$1,919
2014	$1,790
2015	$1,790

6. Fair Value Measurements

ASC topic 820, “Fair Value Measurements and Disclosures” (ASC No. 820) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

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

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2010 and 2009. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value

The assets and liabilities measured at fair value on recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Assets
Money market and mutual funds	$83,335	$—	$—	$83,335
Derivative financial instruments	—	4,214	—	4,214

Total	$83,335	$4,214	$—	$87,549

Liabilities	—	—	—	—

	Level 1	Level 2	Level 3	Total
As of December 31, 2009
Assets
Money market and mutual funds	$117,370	$—	$—	$117,370
Derivative financial instruments	—	2,470	—	2,470

Total	$117,370	$2,470	$—	$119,840

Liabilities	—	—	—	—

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See note 7 for further details on Derivatives and Hedge Accounting.

7. Derivatives and Hedge Accounting

The Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging instruments, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with U.K. pound sterling and the Indian rupee. The Company also has exposure in Philippine pesos, Czech koruna and other local currencies in which it operates. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. These derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and Hedging” (ASC No. 815). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency.

The Company had outstanding foreign exchange contracts totaling $166,030, GBP 8,434 and EUR 785 as of December 31, 2010 and totaling $90,000 and GBP 7,662 as of December 31, 2009. The Company estimates that approximately $3,171 of net derivative gains included in accumulated other comprehensive income could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of December 31, 2010. At December 31, 2010, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty three months.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the year ended December 31, 2010 and 2009.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments:

	December 31, 2010	December 31, 2009
Other current assets:
Foreign currency exchange contracts	$3,171	$1,451
Other assets
Foreign currency exchange contracts	$1,029	$957

Derivatives not designated as hedging instruments:

	December 31, 2010	December 31, 2009
Other current assets:
Foreign currency exchange contracts	$14	$62

The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income for the years ended December 31, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$5,453	$1,725	Foreign exchange gain / (loss)	$3,661	$(6,398)	Foreign exchange gain / (loss)	$—	$(118)

Derivatives not designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2010	2009
Foreign exchange contracts	Foreign exchange gain / (loss)	$1,485	$220

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

8. Fixed Assets:

Fixed assets consist of the following:

	December 31, 2010	December 31, 2009
Network equipment, cabling and computers	$50,282	$36,313
Buildings	1,779	1,709
Land	1,164	1,118
Leasehold improvements	19,195	13,361
Office furniture and equipment	7,439	5,264
Motor vehicles	1,591	965
Construction in progress	2,006	1,046

	83,456	59,776
Less: Accumulated depreciation and amortization	(48,723)	(35,812)

	$34,733	$23,964

Depreciation and amortization expense excluding amortization of acquisition related intangibles for the year ended December 31, 2010, 2009 and 2008 was $13,811, $11,238 and $10,622, respectively.

Construction in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet ready to be placed in service. The cost and accumulated amortization of assets under capital leases at December 31, 2010 were $879 and $268, respectively, and at December 31, 2009 were $500 and $228, respectively.

9. Capital Structure

Common Stock

The Company has one class of common stock outstanding.

During the year ended December 31, 2010, the Company acquired 5,472 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $93. The purchase price of $16.96 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock. During the year ended 2009, the Company acquired 4,329 shares of common stock from employees for a total consideration of $39 and 5,621 shares of common stock as part of its previously announced share repurchase program for a total consideration of $34. The Company’s repurchase program ended in November 2009.

10. Employee Benefit Plans

The Company’s Gratuity Plans in India and the Philippines provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plan are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The benefit obligation has been measured as of December 31, 2010. The following table sets forth the activity and the funded status of the Gratuity Plan and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	December 31,
	2010	2009
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$1,804	$1,101
Service cost	526	284
Interest cost	152	115
Benefits paid	(267)	(139)
Actuarial loss	156	376
Acquisitions	411	—
Effect of exchange rate changes	101	67

Projected benefit obligation at the end of the year	$2,883	$1,804

Unfunded amount—non-current	$1,903	$1,282

Unfunded amount—current	$980	$522

Total Accrued liability	$2,883	$1,804

Accumulated benefit obligation	$2,208	$1,396

Net gratuity cost includes the following components:

	Year ended December 31,
	2010	2009	2008
Service cost	$526	$284	$265
Interest cost	152	115	89
Actuarial loss	167	73	136

Net gratuity cost	$845	$472	$490

The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $106. The components of accumulated other comprehensive income that has not been recognized as components of net gratuity cost in the statement of income as of December 31, 2010 is as follows:

	December 31,
	2010	2009
Net actuarial loss	$396	$371
Net prior service (credit)/cost	11	9

Accumulated other comprehensive loss, net of tax	$407	$380

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	December 31,
	2010	2009	2008
Discount rate	8.7%	6.1%	10.0%
Rate of increase in compensation levels	8.0%	8.0%	8.0%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments during the year ending December 31,
2011	$980
2012	970
2013	880
2014	817
2015	799
2016 to 2020	$2,398

The Company maintains the Exl Service Inc. 401(k) Plan, the Inductis 401(k) Profit Sharing Plan and the PDMA 401(k) Profit Sharing Plan, (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986 covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plans amounted to $269, $251 and $342 during the years ended December 31, 2010, 2009 and 2008, respectively.

During the years ended December 31, 2010, 2009 and 2008, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines and the Czech Republic:

Year ended December 31, 2010	$3,648
Year ended December 31, 2009	$2,378
Year ended December 31, 2008	$1,892

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

11. Leases

The Company leases motor vehicles for certain of its employees. Such leases are recorded as capital leases. Future minimum lease payments under these capital leases at December 31, 2010 are as follows:

Year ending December 31,
2011	$274
2012	218
2013	173
2014	34

Total minimum lease payments	699
Less: amount representing interest	79

Present value of minimum lease payments	620
Less: current portion	231

Long term capital lease obligation	$389

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are set forth below:

Year ending December 31,
2011	$5,088
2012	3,843
2013	1,832
2014	633
2015	533
2016 and thereafter	1,796

$13,725

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $9,808, $5,854 and $5,384 for the years ended December 31, 2010, 2009 and 2008, respectively. Deferred rent as of December 31, 2010 and 2009 was $3,324 and $1,437, respectively, and are included in “Accrued expenses and other current liabilities” in the consolidated balance sheets.

12. Income Taxes

The components of income from continuing operations before income taxes consist of the following:

	Year ended December 31,
	2010	2009	2008
Domestic	$5,964	$3,332	$(5,927)
Foreign	26,125	16,163	15,724

	$32,089	$19,495	$9,797

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The income tax provision/(benefit) relating to continuing operations consists of the following:

	Year ended December 31,
	2010	2009	2008
Current provision:
Domestic	$4,380	$4,629	$—
Foreign	3,492	7,474	725

	$7,872	$12,103	$725

Deferred benefit:
Domestic	$(1,431)	$(1,596)	$(1,820)
Foreign	(944)	(6,804)	(245)

	$(2,375)	$(8,400)	$(2,065)

Income tax provision/(benefit)	$5,497	$3,703	$(1,340)

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	December 31,
	2010	2009	2008
Expected tax provision	$11,231	$6,823	$3,429
Change in valuation allowance	367	710	93
Deferred tax benefit	112	(2,161)	194
Impact of tax holiday	(4,227)	(3,113)	(5,728)
Reversal of FIN 48 reserve	(2,848)	—	—
State taxes, net of Federal taxes	550	269	(37)
Non-deductible non-cash compensation	115	962	639
Other	197	213	70

Tax provision/(benefit)	$5,497	$3,703	$(1,340)

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of our operations centers in India qualify for an exemption from corporate tax under section 10A or 10B of the Indian Income Tax Act. This exemption is available for a period of ten consecutive years beginning with the financial year in which the operations center begins to manufacture or produce eligible goods and services and expires on April 1, 2011. The tax holiday period for some of our operations centers has already expired and is set to expire for some of our other operations centers on April 1, 2011. Therefore, any profits generated from the services provided from such operations centers will be fully taxable after that date. As a result of the expiration of the tax holiday period during 2011, our tax expense will significantly increase in and after 2011.

During 2010, the Company has established operations centers in Noida and Jaipur, India in special economic zones that are eligible for tax incentives for services provided from such locations until 2025, under the Special Economic Zones Act, 2005.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

For the years ended December 31, 2010, 2009 and 2008, the effect of the income tax holiday was to reduce the overall income tax provision and increase net income by approximately $4,227, $3,113 and $5,728, respectively, and increase diluted earnings per share by $0.14, $0.11 and $0.20, respectively.

The components of the deferred tax balances as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Tax credit carry forward	$4,157	$4,269
Depreciation and amortization	5,445	4,215
Share-based compensation	5,844	4,673
Accrued employee costs and other expenses	3,007	1,720
Net operating loss carry forwards	665	688
Unrealized exchange loss	717	498
Deferred rent	268	255
Allowance for doubtful debts	100	108
Others	22	17

	$20,225	$16,443
Valuation allowance	(2,621)	(2,254)

Deferred tax assets	$17,604	$14,189

Deferred tax liabilities:
Intangible assets	$376	$269
Unrealized exchange gain on cash flow hedges	1,174	566

Deferred tax liabilities	$1,550	$835

Net deferred tax assets	$16,054	$13,354

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At December 31, 2010, the Company performed an analysis of the deferred tax asset valuation allowance for certain units of its Indian subsidiaries and net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to record a valuation allowance on deferred tax assets pertaining to such units of the Company’s subsidiaries under a tax holiday period. The valuation allowance as of December 31, 2010 and 2009 was $2,621 and $2,254, respectively.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). As of December 31, 2010 and 2009, income tax credits related to the MAT were approximately $4,157 and $4,269, respectively.

At December 31, 2010 and 2009, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical. Those earnings totaled approximately $93,026 and $69,449 as of December 31, 2010 and 2009, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

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

The following summarizes the activity related to the gross unrecognized tax benefits from January 1, 2010 through December 31, 2010:

Balance as of January 1, 2010	$4,156
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(2,848)
Increases related to current year tax positions	2,644
Decreases related to current year tax positions	—
Effect of exchange rate changes	184

Balance as of December 31, 2010	$4,136

The unrecognized tax benefits as of December 31, 2010 of $4,136, if recognized, would impact the effective tax rate.

The Company has recognized interest and penalties of $16 during the year ended December 31, 2010, which is included in the income tax provision in the consolidated statements of income. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

In 2006, the Company instituted the ExlService Holdings, Inc. 2006 Omnibus Award Plan (the “2006 Plan”) which replaced the 2003 Plan. The 2006 Plan covers all of the employees of the Company. Under the 2006 Plan, the Committee may grant awards of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

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

The following costs related to the Company’s stock-based compensation plan are included in the consolidated statement of income:

	Year ended December 31,
	2010	2009	2008
Cost of revenue	$1,593	$1,405	$1,112
General and administrative expenses	3,838	3,456	2,719
Selling and marketing expenses	3,060	2,232	1,447

Total	$8,491	$7,093	$5,278

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2010	2009	2008
Dividend yield	0%	0%	0%
Expected life (years)	4.65	4.56	5.52
Risk free interest rate	1.84%	1.73%	2.43%
Volatility	44%	50%	39%

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2007	1,581,815	$14.38
Granted	469,000	16.20
Exercised	(37,219)	10.33
Forfeited	(224,845)	16.59

Outstanding at December 31, 2008	1,788,751	$14.67
Granted	1,658,889	8.92
Exercised	(66,204)	12.08
Forfeited	(193,370)	18.13

Outstanding at December 31, 2009	3,188,066	$11.52
Granted	326,319	18.03
Exercised	(278,118)	10.88
Forfeited	(160,650)	13.51

Outstanding at December 31, 2010	3,075,617	$12.17	$28,810	7.25

Vested and exercisable at December 31, 2010	1,274,927	$12.71	$11,269	6.29

Available for grant at December 31, 2010	3,430,472

The unrecognized compensation cost for unvested options as of December 31, 2010, is $6,682, which is expected to be expensed over a weighted average period of 2.32 years. The weighted-average fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $7.10, $3.52 and $6.36, respectively. The total grant date fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $3,481, $3,147 and $1,815, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2,416, $290 and $381, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the status of the Company’s stock options outstanding and stock options vested and exercisable at December 31, 2010:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.12 to $0.17	27,726	$0.12	27,726	$0.12
$8.00 to $15.00	2,173,672	9.82	921,942	11.01
$15.01 to $24.00	874,219	18.39	325,259	18.58

Total	3,075,617	$12.17	1,274,927	$12.71

Subsequent to December 31, 2010, the Company has granted 308,367 stock options and 322,432 restricted stock units to its employees and directors.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2007	600,710	$19.14	20,000	$23.47
Granted	198,304	18.42	24,000	10.26
Vested	(125,883)	16.40	(20,000)	23.47
Forfeited	(94,885)	15.24	—	—

Outstanding at December 31, 2008	578,246	20.13	24,000	10.26
Granted	12,000	17.72	28,000	14.04
Vested	(157,754)	16.44	(24,000)	10.26
Forfeited	(52,682)	18.74	—	—

Outstanding at December 31, 2009	379,810	21.78	28,000	14.04
Granted	—	—	643,819	18.14
Vested	(134,242)	19.25	(28,000)	14.04
Forfeited	(9,683)	15.66	(19,004)	18.42

Outstanding at December 31, 2010	235,885	$23.47	624,815	$18.13

The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2010, unrecognized compensation cost of $12,090 is expected to be expensed over a weighted average period of 2.71 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the years ended December 31, 2010, 2009 and 2008 was $18.14, $15.14 and $17.72, respectively. The total grant date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2010, 2009 and 2008 was $2,913, $2,851 and $2,573, respectively.

Advisory Board Options

During the year ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense/(income) of $58, $80 and ($70), respectively, related to stock options granted to members of the Company’s advisory board. The fair value and related compensation expense will be calculated for the unvested portion of these options at the end of each reporting period until such options are fully vested.

14. Related Party Transactions

The Company provides transformation services to Duane Reade Holdings, Inc., a New York City drugstore chain. Duane Reade Holdings, Inc. was until April 2010, indirectly owned by entities related to Oak Hill Capital Partners, one of the Company’s significant stockholders. The Company recognized revenue of $17 (until April 2010), $537 and $628 in the years ended December 31, 2010, 2009 and 2008, respectively, for fees and expense reimbursements from Duane Reade Holdings, Inc. At December 31, 2010 and 2009, the Company had an account receivable of $0 and $43, respectively, related to these services.

The Company provides services to Oak Hill Capital Partners, one of the Company’s significant stockholders. The Company recognized revenue of approximately $82, $32 and $0 during the years ended

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

December 31, 2010, 2009 and 2008, respectively, for fees and expense reimbursements from Oak Hill Capital Partners. At December 31, 2010 and December 31, 2009, the Company had an account receivable of $9 and $13, respectively, related to these services.

15. Geographical Information

	Year ended December 31,
	2010	2009	2008
Revenues
United States	$182,043	$121,907	$102,569
United Kingdom	61,436	64,697	77,806
Rest of world	9,274	4,391	1,339

	$252,753	$190,995	$181,714

	Year ended December 31,
	2010	2009
Fixed assets, net
India	$30,447	$18,768
United States	1,143	1,036
Philippines	2,049	3,262
Rest of world	1,094	898

	$34,733	$23,964

16. Commitments and Contingencies

Fixed Asset Commitments

At December 31, 2010, the Company has committed to spend approximately $4,114 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

Other Commitments

Certain units of the Company’s Indian subsidiaries have been established as 100% Export-Oriented units under the “Export Import Policy” or Software Technology Parks of India units (STPI) under the STPI guidelines issued by the Government of India that has provided the Company with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. In the event that these units are unable to meet those conditions over the specified period, the Company may be required to refund those incentives along with penalties and fines. However, management believe that these units have in the past and will continue to satisfy those conditions.

Exl Philippines is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration has also provided us with certain incentives on the import of capital goods. Exl Philippines has an export obligation of approximately $39,300 during the three year period ending March 31, 2011.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies. The Company has received the following assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years. The details of the assessment orders as of December 31, 2010 are as below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)		Amount Deposited (Including additional Interest)	Bank Guarantee Issued (Including additional Interest)
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2,174		$2,174	$—

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	2,108		2,108	—

Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,973	*	5,602	—

Exl India	2006-07	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2006-07 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	4,046		—	—

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	3,280		1,566	2,448

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	105		45	58

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	778		403	457

Exl Inc.	2006-07	The assessment order alleges that EXL Inc. has a permanent establishment in India.	1,336		—	—

			$17,800		$11,898	$2,963

*	The original demand was $5,548, which is reduced to $3,973 in the first appeal.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010

(Unaudited)

(In thousands, except share and per share amounts)

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India and by Exl Inc. with the exception of the assessment orders relating to the 2006-07 tax year of Exl India and the 2006-07 tax year of Exl Inc. as disclosed above. There is a likelihood that the Company might receive similar orders for subsequent years until the above disputes are resolved.

Amounts paid as deposits in respect of the assessments described above aggregating to $11,898 and $7,770 as of December 31, 2010 and 2009, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,963 and $2,847 as of December 31, 2010 and 2009, respectively, are included in “Restricted cash” in the Company’s consolidated balance sheet as of December 31, 2010 and 2009.

In order to resolve the outstanding transfer pricing and permanent establishment tax disputes with the Indian tax authorities, the Company has filed requests with the competent authorities in the U.S. to invoke a Mutual Agreement Procedure, or MAP, under the United States – India Tax Treaty. As a result of invocation of the MAP, the competent authorities in the U.S. worked with the competent authorities in India and proposed a resolution to the outstanding tax disputes pertaining to transfer pricing matters. The resolution proposed was legally not binding on the Company and after a detailed and careful analysis, the Company decided not to accept the resolution offered and pursue normal tax litigation process. In respect of the Permanent Establishment issues faced by Exl Inc. in India, the competent authorities of U.S. and India could not reach a conclusion and therefore the application was disposed of with no resolution offered. The Company shall continue to pursue normal tax litigation process for resolution of the said disputes.