Form 10-Q
period 2011-03-31
ExlService Holdings, Inc.
filed 2011-05-10
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 29, 2011, there were 29,671,677 shares of the registrant’s common stock outstanding (excluding 262,098 shares held in treasury and 94,827 shares of restricted stock), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,543	$111,182
Short-term investments	3,168	3,084
Restricted cash	221	231
Accounts receivable, net of allowance for doubtful accounts of $246 each at March 31, 2011 and December 31, 2010	45,288	44,186
Prepaid expenses	3,447	3,317
Deferred tax assets, net	2,253	1,721
Advance income-tax, net	4,751	5,364
Other current assets	5,350	5,244

Total current assets	177,021	174,329

Fixed assets, net of accumulated depreciation of $52,996 at March 31, 2011 and $48,723 at December 31, 2010	37,530	34,733
Restricted cash	3,570	3,432
Deferred tax assets, net	15,353	14,333
Intangible assets, net	17,956	18,591
Goodwill	43,411	43,370
Other assets	16,650	16,895

Total assets	$311,491	$305,683

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,752	$4,860
Deferred revenue	6,545	5,108
Accrued employee cost	13,913	23,947
Accrued expenses and other current liabilities	17,927	16,560
Current portion of capital lease obligations	222	231

Total current liabilities	44,359	50,706

Capital lease obligations, less current portion	389	389
Non-current liabilities	6,420	6,042

Total liabilities	51,168	57,137

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 29,846,835 shares issued and 29,592,619 shares outstanding as of March 31, 2011 and 29,690,463 shares issued and 29,437,961 shares outstanding as of December 31, 2010	30	30
Additional paid-in capital	139,015	136,173
Retained earnings	120,627	112,266
Accumulated other comprehensive income	1,734	1,126

Total stockholders’ equity including shares held in treasury	261,406	249,595

Less: 254,216 shares as of March 31, 2011 and 252,502 shares as of December 31, 2010, held in treasury, at cost	(1,103)	(1,069)

ExlService Holdings, Inc. stockholders’ equity	260,303	248,526
Non-controlling interest	20	20

Total stockholders’ equity	260,323	248,546

Total liabilities and stockholders’ equity	$311,491	$305,683

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2011	2010
Revenues	$72,907	$54,489
Cost of revenues (exclusive of depreciation and amortization)	44,219	31,485

Gross profit	28,688	23,004

Operating expenses:
General and administrative expenses	10,471	9,305
Selling and marketing expenses	5,857	4,150
Depreciation and amortization	4,852	3,073

Total operating expenses	21,180	16,528

Income from operations	7,508	6,476
Other income/(expense):
Foreign exchange gain	1,648	606
Interest and other income, net	325	418

Income before income taxes	9,481	7,500
Income tax provision	1,120	1,877

Net income	$8,361	$5,623

Earnings per share:
Basic	$0.28	$0.19
Diluted	$0.27	$0.19
Weighted-average number of shares used in computing earnings per share:
Basic	29,620,218	29,128,741
Diluted	30,911,066	30,157,956

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$8,361	$5,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,852	3,073
Stock-based compensation expense	2,248	1,828
Unrealized foreign exchange loss	297	599
Deferred income taxes	(1,553)	(1,000)
Non-controlling interest	—	7
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(118)	(3,582)
Accounts receivable	(1,051)	(317)
Prepaid expenses and other current assets	(544)	926
Accounts payable	(1,059)	(161)
Deferred revenue	1,436	(1,166)
Accrued expenses and other liabilities	(6,137)	(4,391)
Income taxes payable	609	(1,472)
Other assets	411	(818)

Net cash provided by/(used for) operating activities	7,752	(851)

Cash flows from investing activities:
Purchase of fixed assets	(7,158)	(5,385)
Business acquisition (net of cash acquired)	—	(29,122)
Purchase of short-term investments	(72)	—
Proceeds from redemption of short-term investments	—	1,843

Net cash used for investing activities	(7,230)	(32,664)

Cash flows from financing activities:
Principal payments of capital lease obligations	(51)	(36)
Payment on purchase of treasury stock	(34)	—
Proceeds from exercise of stock options	595	261

Net cash provided by financing activities	510	225

Effect of exchange rate changes on cash and cash equivalents	329	315

Net increase/(decrease) in cash and cash equivalents	1,361	(32,975)
Cash and cash equivalents, beginning of period	111,182	132,215

Cash and cash equivalents, end of period	$112,543	$99,240

See accompanying notes

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The non-controlling interest represents the minority partner’s interest in the operation of exl Service.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the unaudited consolidated balance sheet and unaudited consolidated statement of income, respectively. The non-controlling interest in the operations for the three months ended March 31, 2011 and 2010 was insignificant and is included under general and administrative expenses in the unaudited consolidated statements of income.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of new guidance from January 1, 2011 did not have any impact on the Company’s unaudited consolidated financial statements as the number of multiple deliverable revenue arrangements is insignificant.

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

Cash or in-kind dividends declared with respect to unvested shares of restricted stock and restricted stock units are withheld by the Company and paid to the holder of such shares of restricted stock and restricted stock units, without interest, only if and when such shares of restricted stock and restricted stock units vest. Any unvested shares of restricted stock and restricted stock units are immediately forfeited without consideration upon the termination of holder’s employment with the Company or its affiliates. Accordingly, the Company’s unvested restricted stock and restricted stock units do not include non-forfeitable rights to dividends or dividend equivalents and are therefore not considered as participating securities for purposes of earnings per share calculations pursuant to the two-class method. However, the Company’s vested restricted stock units against which the underlying common stock has not been issued, contain non-forfeitable rights to dividends or dividend equivalents and are therefore after vesting considered as participating securities for the purposes of computing basic earnings per share pursuant to the two-class method. Application of this treatment had an insignificant effect on the computation of basic earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2011	2010
Numerators:
Net income	$8,361	$5,623

Denominators:
Basic weighted average common shares outstanding	29,620,218	29,128,741
Dilutive effect of share based awards	1,290,848	1,029,215

Diluted weighted average common shares outstanding	30,911,066	30,157,956

Weighted average common shares considered anti-dilutive in computing diluted earnings per share	611,069	1,328,643

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

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

Revenues and cost of revenues for each of the three months ended March 31, 2011 and 2010 for outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$56,841	$16,066	$72,907	$41,590	$12,899	$54,489
Cost of revenues (exclusive of depreciation and amortization)	34,235	9,984	44,219	23,579	7,906	31,485

Gross profit	$22,606	$6,082	$28,688	$18,011	$4,993	$23,004

Operating expenses			21,180			16,528
Other income / (expense)			1,973			1,024
Income tax provision			1,120			1,877

Net income			$8,361			$5,623

5. Business Combinations, Goodwill and Intangible Assets

On March 1, 2010, the Company acquired the GTSC operations of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The purchase price for the GTSC, which was paid in cash, was approximately $29,122. The Company paid a premium for the GTSC acquisition to provide services to the travel sector, deepen the Company’s relationship with a significant client and expand its capability set in analytics, exception processing and transaction processing.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Goodwill

The following table sets forth details of the Company’s goodwill balance as of March 31, 2011:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2010	$2,834	$16,785	$19,619
Goodwill arising from acquisitions	28,557	—	28,557
Purchase accounting adjustments (1)	(5,303)	—	(5,303)
Currency translation adjustments	497	—	497

Balance at December 31, 2010	26,585	16,785	43,370
Currency translation adjustments	41	—	41

Balance at March 31, 2011	$26,626	$16,785	$43,411

(1)	Represent adjustments related to the GTSC and PDMA acquisitions.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$16,595	$(2,201)	$14,394
Leasehold benefits	1,004	(334)	670
Developed technology	2,100	(193)	1,907
Non-compete agreements	200	(115)	85
Trade names and trademarks	900	—	900

	$20,799	$(2,843)	$17,956

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$16,595	$(1,726)	$14,869
Leasehold benefits	1,002	(257)	745
Developed technology	2,100	(140)	1,960
Non-compete agreements	200	(83)	117
Trade names and trademarks	900	—	900

	$20,797	$(2,206)	$18,591

Amortization expense for the three months ended March 31, 2011 and 2010 was $636 and $181, respectively. The weighted average life of intangible assets was 9.7 years for customer relationships, 3.2 years for leasehold benefits, 10.0 years for developed technology and 1.7 years for non-compete agreements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Estimated amortization of intangible assets during the year ending March 31,
2012	$2,361
2013	$2,140
2014	$1,842
2015	$1,790
2016	$1,790

6. Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

As of March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$90,139	$—	$—	$90,139
Derivative financial instruments	—	4,001	—	4,001

Total	$90,139	$4,001	$—	$94,140

Liabilities
Derivative financial instruments	$—	$11	$—	$11

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$83,335	$—	$—	$83,335
Derivative financial instruments	—	4,214	—	4,214

Total	$83,335	$4,214	$—	$87,549

Liabilities	—	—	—	—

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and Hedging” (“ASC No. 815”). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency.

The Company had outstanding foreign exchange contracts totaling $181,530, GBP 8,287 and EUR 372 as of March 31, 2011 and totaling $166,030, GBP 8,434 and EUR 785 as of December 31, 2010. The Company estimates that approximately $3,309 of net derivative gains included in accumulated other comprehensive income (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2011. At March 31, 2011, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty-three months.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2011 and 2010.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:

	March 31, 2011	December 31, 2010
Other current assets:
Foreign currency exchange contracts	$3,309	$3,171
Other assets
Foreign currency exchange contracts	$636	$1,029
Other non current liabilities:
Foreign currency exchange contracts	$11	$—

Derivatives not designated as hedging instruments:

	March 31, 2011	December 31, 2010
Other current assets:
Foreign currency exchange contracts	$56	$14

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended March 31, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$889	$2,955	Foreign exchange gain	$1,203	$589	Foreign exchange gain	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		2011	2010
Foreign exchange contracts	Foreign exchange gain	$371	$975

8. Comprehensive Income:

The following table sets forth the change in the components of comprehensive income for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net income	$8,361	$5,623
Other comprehensive income:
Unrealized gain/(loss) on effective cash flow hedges, net of taxes	(314)	2,366
Foreign currency translation adjustment	902	2,513
Retirement benefits, net of taxes	20	14

Total other comprehensive income	608	4,893

Total comprehensive income	$8,969	$10,516

9. Capital Structure

The Company has one class of common stock.

During the three months ended March 31, 2011, the Company acquired 1,714 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $34. The purchase price of $19.76 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

10. Employee Benefit Plans

The Company’s Gratuity Plans in India and Philippines provide a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plan are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

Net gratuity cost includes the following components:

	Three months ended March 31,
	2011	2010
Service cost	$171	$125
Interest cost	64	30
Actuarial loss	26	42

Net gratuity cost	$261	$197

The Company maintains the Exl Service Inc. 401(k) Plan, the Inductis 401(k) Profit Sharing Plan and the PDMA 401(k) Profit Sharing Plan, (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986 covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plans amounted to $146 and $77 during the three month periods ended March 31, 2011 and March 31, 2010, respectively.

During the three month periods ended March 31, 2011 and 2010, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania and the Czech Republic:

Three months ended March 31, 2011	$1,022
Three months ended March 31, 2010	$833

11. Leases

The Company leases motor vehicles for some of its employees. Such leases are recorded as capital leases. Future minimum lease payments under these capital leases at March 31, 2011 are as follows:

Year ending March 31,
2012	$265
2013	246
2014	141
2015	34

Total minimum lease payments	686
Less: amount representing interest	75

Present value of minimum lease payments	611
Less: current portion	222

Long term capital lease obligation	$389

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending March 31,
2012	$4,826
2013	3,717
2014	1,270
2015	528
2016	536
2017 and thereafter	1,662

$12,539

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $2,812 and $1,848 for the three months ended March 31, 2011 and 2010, respectively. Deferred rent as of March 31, 2011 and December 31, 2010 was $3,638 and $3,324, respectively, and is included in “Accrued expenses and other current liabilities” in the unaudited consolidated balance sheet as of March 31, 2011 and the audited balance sheet as of December 31, 2010.

12. Income Taxes

The Company recorded income tax expense of $1,120 and $1,877 for the three months ended March 31, 2011 and 2010, respectively. The effective rate of taxes decreased significantly from 25.0% during the three months ended March 31, 2010 to 11.8% during the three months ended March 31, 2011, primarily due to the release of a valuation allowance on deferred tax assets of $1,961 related to the Company’s assessment that the deferred tax assets generated by certain of the Company’s operating units in India that were under a tax holiday period were more likely than not to be realized upon the expiration of the tax holiday period.

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of the Company’s operations centers in India qualified for an exemption from corporate tax under Section 10A or 10B of the Indian Income Tax Act. This exemption was available for a period of ten consecutive years beginning with the financial year in which the operations center began to manufacture or produce eligible goods and services and expires on April 1, 2011. The tax holiday period for some of the Company’s operations centers in India had already expired on April 1, 2010 and for other operations centers it expired on April 1, 2011 as a result of the sunset of relevant tax exemption scheme. Therefore, any profits generated from the services provided from such operations centers will be fully taxable after that date. As a result of the expiration of the tax holiday period on April 1, 2011, the Company’s tax expense will significantly increase in and after 2011.

During 2010, we have established operations centers in Noida and Jaipur, India in special economic zones that are eligible for tax incentives for services provided from such locations until 2025 under the Special Economic Zones Act, 2005.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At March 31, 2011, the Company performed an analysis of the deferred tax asset valuation allowance for certain units of its Indian subsidiaries and net operating loss carry forward for its domestic entities. Based on this analysis, the Company released the valuation allowance on deferred tax assets pertaining to such units of the Company’s subsidiaries since it was determined that it was more likely than not that they would be realizable. The Company continues to carry a valuation allowance on the deferred tax assets on net operating loss carry forwards. The valuation allowance as of March 31, 2011 and December 31, 2010 was approximately $653 and $2,621, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). As of March 31, 2011 and December 31, 2010, deferred income taxes related to the MAT were approximately $4,250 and $4,157, respectively.

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

The following summarizes the activity related to the gross unrecognized tax benefits from January 1, 2011 through March 31, 2011:

Balance as of January 1, 2011	$4,136
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	314
Decreases related to current year tax positions	—
Effect of exchange rate changes	10

Balance as of March 31, 2011	$4,460

The unrecognized tax benefits as of March 31, 2011 of $4,460, if recognized, would impact the effective tax rate.

The Company has not recognized any interest and penalties during the three months ended March 31, 2011. The unrecognized tax benefits may increase or decrease in the next 12 months depending on the Company’s tax positions.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2011	2010
Cost of revenue	$395	$389
General and administrative expenses	982	830
Selling and marketing expenses	871	609

Total	$2,248	$1,828

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2011	2010
Dividend yield	0%	0%
Expected life (years)	5.76	5.33
Risk free interest rate	2.32%	2.64%
Volatility	40%	40%

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2010	3,075,617	$12.17	$28,810	7.25
Granted	308,367	20.00
Exercised	(52,431)	11.35
Forfeited	(46,160)	9.65

Outstanding at March 31, 2011	3,285,393	$12.95	$25,376	7.35

Vested and exercisable at March 31, 2011	1,573,560	$12.30	$13,135	6.39

Available for grant at March 31, 2011	2,867,744

The unrecognized compensation cost for unvested options as of March 31, 2011 is $7,991, which is expected to be expensed over a weighted average period of 2.55 years. The weighted-average fair value of options granted during the three months ended March 31, 2011 and 2010 was $8.21 and $7.44, respectively. The total fair value of shares vested during the three months ended March 31, 2011 is $1,508.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2010	235,885	$18.88	624,815	$18.13
Granted	—	—	329,622	19.76
Vested	(37,687)	23.67	(66,254)	18.34
Forfeited	(18,181)	19.43	(10,920)	18.41

Outstanding at March 31, 2011	180,017	$17.82	877,263	$18.72

As of March 31, 2011, unrecognized compensation cost of $16,794 is expected to be expensed over a weighted average period of 3.0 years.

14. Related Party Transactions

The Company provides services to Oak Hill Capital Partners, an affiliate of the Oak Hill Capital Partners, L.P., one of the Company’s significant stockholders. The Company recognized revenues of approximately $15 and $16 during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, the Company had an account receivable of $20 and $9, respectively, related to these services.

15. Geographical Information

	Three months ended March 31,
	2011	2010
Revenues
United States	$52,418	$38,582
United Kingdom	18,441	14,317
Rest of World	2,048	1,590

	$72,907	$54,489

	March 31, 2011	December 31, 2010
Fixed assets, net
India	$33,622	$30,447
United States	1,062	1,143
Philippines	1,691	2,049
Rest of World	1,155	1,094

	$37,530	$34,733

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

16. Commitments and Contingencies

Fixed Asset Commitments

At March 31, 2011, the Company had committed to spend approximately $2,157 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

The Company’s certain delivery centers in India have been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that has provided the Company with certain incentives on imported and indigenous capital goods. Under the Policy, these units must achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, the Company may be required to refund these incentives along with penalties and fines. However, management believes that these units will continue to achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

ExlService Philippines, Inc. (“Exl Philippines”) is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration has also provided the Company with certain incentives on the import of capital goods and requires Exl Philippines to meet certain export obligations.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The details of the assessment orders as of March 31, 2011 are set forth below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)	Amount Deposited (Including additional Interest)	Bank Guarantee Issued (Including additional Interest)
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2,180	$2,180	$—
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	2,113	2,113	—
Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,983	3,983	—
Exl India	2006-07	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2006-07 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	4,056	1,719	—
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	3,288	1,570	2,454
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	105	45	59
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	780	404	458
Exl Inc.	2006-07	The assessment order alleges that EXL Inc. has a permanent establishment in India.	1,339	—	—

			$17,844	$12,014	$2,971

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

Amounts paid as deposits in respect of the assessments described above aggregating to $12,014 and $11,898 as of March 31, 2011 and December 31, 2010, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,971 and $2,963 as of March 31, 2011 and December 31, 2010, respectively, are included in “Restricted cash” in the Company’s unaudited consolidated balance sheet as of March 31, 2011 and the audited consolidated balance sheet as of December 31, 2010.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2011

(Unaudited)

(In thousands, except share and per share amounts)

17. Subsequent Events

On April 30, 2011, ExlService Holdings and F&A BPO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ExlService Holdings (“Merger Sub”), entered into a definitive Merger Agreement (the “Merger Agreement”) with Business Process Outsourcing, Inc., a Cayman Islands exempted company (“OPI”) and Shareholder Representative Services LLC, a Colorado limited liability company. OPI is a leading global provider of finance and accounting outsourcing services. Under the terms of the Merger Agreement and subject to the conditions set forth therein, Merger Sub will merge with and into OPI and OPI will survive and become a wholly owned subsidiary of ExlService Holdings. The aggregate consideration for all the outstanding capital stock of OPI will be $91,000 in cash, subject to adjustment based on working capital, OPI’s debt and certain transaction expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Some of the statements in the following discussion are forward looking statements. See “Forward Looking Statements.” Dollar amounts within Item 2 are presented as actual dollar amounts.

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

We market our services directly through our sales and marketing and client management teams, which operate out of the United States and the United Kingdom. We currently operate twelve operations centers in India, one operations center in Romania, one operations center in Philippines, one operations center in Czech Republic and one operations center in the U.S. We are also in the process of expanding some of our operations centers in India.

On March 1, 2010, we acquired the Global Travel Service Center (“GTSC”) operations of American Express located in Gurgaon, India, that provides the travel-related business process outsourcing services of American Express. The purchase price of the transaction, which was paid in cash, was approximately $29.1 million. Through this transaction, we have started to provide services to the travel sector, deepened our relationship with a significant client and expanded our capability set in analytics, exception processing and transaction processing.

On May 1, 2010, we acquired a 100% stake in Professional Data Management Again, Inc. (“PDMA”), developer of the LifePRO® insurance policy administration platform used by approximately 40 insurance companies. The purchase price for PDMA, which was paid in cash, was approximately $14.1 million (including cash acquired of $1.0 million), net of working capital adjustments. The PDMA acquisition has provided us a policy administration platform for our insurance clients for a wide range of insurance products.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three months ended March 31, 2011, we had total revenues of $72.9 million compared to total revenues of $54.5 million in the three months ended March 31, 2010, an increase of $18.4 million or 33.8%. Revenues from outsourcing services were higher by $15.2 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to revenues from our acquisitions of PDMA and GTSC of $7.7 million, net volume increases from existing and new clients of approximately $7.2 million and an increase of approximately $0.3 million due to the appreciation of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Revenues from transformation services were higher by $3.2 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to a combination of increased revenues in recurring or annuity analytics services and an increase in project-based engagements both in our analytics consulting and risk management practices. We believe this reflects increased spending by our clients for analytics services, particularly in the areas of customer management, process improvement and risk management, as compared to the previous year.

We anticipate that our revenues will grow as we expand our service offerings and client base, both organically and through acquisitions. We provide our clients with a range of outsourcing services, including transaction processing, customer services, debt management, finance and accounting services and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 71.9% and 25.3%, respectively, of our total revenues for the three months ended March 31, 2011 and approximately 70.8% and 26.3%, respectively, of our total revenues for the three months ended March 31, 2010.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended March 31, 2011 and 2010, our total revenues from our three largest clients were $27.8 million and $23.7 million, respectively, accounting for 38.2% and 43.5% of our total revenues, respectively, during these periods.

We provide services to The Travelers Companies (Travelers), which represented $10.1 million, or 13.8%, of our total revenues for the three months ended March 31, 2011 and $8.5 million, or 15.5% of our total revenues for the three months ended March 31, 2010, under a services agreement. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days prior notice.

We provide services to Centrica plc (Centrica), which represented $9.3 million, or 12.8%, of our total revenues for the three months ended March 31, 2011 and $9.5 million, or 17.5%, of our total revenues for the three months ended March 31, 2010, under an agreement that is scheduled to expire in April 2012. Centrica may terminate the agreement without cause upon three months prior notice and payment of a breakup fee.

We provide services to subsidiaries of American Express Company (American Express) under (i) a master services agreement for our outsourcing services, which agreement cannot be terminated by American Express without cause and which provides us with a minimum volume commitment over a period of eight years and (ii) a master agreement for our transformation services, which agreement may be terminated by American Express without cause upon five days prior written notice. Our aggregate revenues from outsourcing services and transformation services to American Express represented $8.5 million, or 11.6% of our total revenues for the three months ended March 31, 2011 and $3.9 million or 7.1% of our total revenues for the three months ended March 31, 2010.

We derived revenues from three and four new clients for our services, in the three months ended March 31, 2011 and 2010, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended March 31, 2011 and 2010, 4.3% and 4.6%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar, Philippines peso/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table summarizes our results of operations:

	Three months ended March 31,
	2011	2010
	(in million)
Revenues(1)	$72.9	$54.5
Cost of revenues (exclusive of depreciation and amortization)(2)	44.2	31.5

Gross profit	28.7	23.0

Operating expenses:
General and administrative expenses(3)	10.4	9.3
Selling and marketing expenses(3)	5.9	4.1
Depreciation and amortization expenses(4)	4.9	3.1

Total operating expenses	21.2	16.5

Income from operations	7.5	6.5
Other income/(expense):
Foreign exchange gain	1.7	0.6
Interest and other income	0.3	0.4

Income before income taxes	9.5	7.5
Income tax provision	1.1	1.9

Net income	$8.4	$5.6

(1)	Revenues include reimbursable expenses of $3.1 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively.
(2)	Cost of revenues includes $0.4 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 to our unaudited consolidated financial statements contained herein.
(3)	General and administrative expenses and selling and marketing expenses include $1.9 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 to our unaudited consolidated financial statements contained herein.
(4)	Depreciation and amortization includes $0.6 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, of amortization of intangibles as described in Note 5 to our unaudited consolidated financial statements contained herein.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues. Revenues increased 33.8% from $54.5 million for the three months ended March 31, 2010 to $72.9 million for the three months ended March 31, 2011. Revenues from outsourcing services increased from $41.6 million during the three months ended March 31, 2010 to $56.8 million during the three months ended March 31, 2011. The increase in revenues from outsourcing services of $15.2 million was primarily driven by revenues of $7.7 million from acquisitions of GTSC and PDMA, net volume increases from existing and new clients aggregating to $7.2 million and revenues of $0.3 million due to the appreciation of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Revenues from transformation services increased from $12.9 million for the three months ended March 31, 2010 to $16.1 million for the three months ended March 31, 2011. The increase was primarily due to a combination of increased revenues in recurring or annuity analytics services and an increase in project-based engagements both in our analytics consulting and risk management practices. Revenues from new clients for transformation services were $0.2 million and $0.1 million during the three months ended March 31, 2010 and 2011, respectively.

Cost of Revenues. Cost of revenues increased 40.4% from $31.5 million for the three months ended March 31, 2010 to $44.2 million for the three months ended March 31, 2011. The increase in cost of revenues was primarily due to an increase in employee-related costs of $8.9 million as a result of an increase in our headcount of personnel directly involved in providing services to our clients, including $3.8 million of employee-related costs related to our acquisitions, an increase in reimbursable expenses of $0.6 million (resulting in an increase in revenues), an increase in facilities, technology and other operating expenses by $3.0 million, primarily due to our new operating centers including our acquisitions and to support our revenue growth, and an aggregate increase of $0.6 million due to the appreciation of the Indian rupee, Philippine peso and Czech koruna against the U.S. dollar during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. As a percentage of revenues, cost of revenues increased from 57.8% for the three months ended March 31, 2010 to 60.7% for the three months ended March 31, 2011.

Gross Profit. Gross profit increased 24.7% from $23.0 million for the three months ended March 31, 2010 to $28.7 million for the three months ended March 31, 2011. The increase in gross profit was primarily due to an increase in revenues of $18.4 million, offset by an increase in cost of revenues of $12.7 million. Gross profit as a percentage of revenues decreased from 42.2% for the three months ended March 31, 2010 to 39.3% for the three months ended March 31, 2011, primarily due to the increase in cost of revenues as a percentage of revenues as mentioned above.

SG&A Expenses. SG&A expenses increased 21.3% from $13.4 million for the three months ended March 31, 2010 to $16.3 million for the three months ended March 31, 2011. The increase in SG&A expenses was primarily due to an increase in employee-related costs of $2.0 million, including our continued investment in front-end sales and client management personnel, an increase in professional fees of $0.5 million, primarily related to our acquisition related costs and an increase in other SG&A costs of $0.3 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. As a percentage of revenues, SG&A decreased from 24.7% for the three months ended March 31, 2010 to 22.4% for the three months ended March 31, 2011.

Depreciation and Amortization. Depreciation and amortization increased 57.9% from $3.1 million for the three months ended March 31, 2010 to $4.9 million for the three months ended March 31, 2011. The increase was primarily due to an increase in amortization of acquisition-related intangibles of $0.4 million, an increase in depreciation primarily related to our new operations centers including our acquisitions of $1.3 million and an increase of $0.1 million due to the appreciation of the Indian rupee against the U.S. dollar. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements. As a percentage of revenues, depreciation and amortization increased from 5.6% for the three months ended March 31, 2010 to 6.7% for the three months ended March 31, 2011.

Income from Operations. Income from operations increased 15.9% from $6.5 million for the three months ended March 31, 2010 to $7.5 million for the three months ended March 31, 2011. The increase in income from operations was primarily due to an increase in gross profit by $5.7 million, offset by an increase in operating expenses of $4.7 million as mentioned above. As a percentage of revenues, income from operations decreased from 11.9% for the three months ended March 31, 2010 to 10.3% for the three months ended March 31, 2011.

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income increased from $1.0 million for the three months ended March 31, 2010 to $2.0 million for the three months ended March 31, 2011, primarily as a result of net foreign exchange gain of $1.6 million during the three months ended March 31, 2011 compared to $0.6 million during the three months ended March 31, 2010, primarily attributable to the movement of the U.S. dollar against the Indian rupee and the U.K. pound sterling. The average exchange rate of the Indian rupee against the U.S. dollar was 45.26 during the three months ended March 31, 2011 compared to 45.72 during the three months ended March 31, 2010.

Provision for Income Taxes. Provision for income taxes decreased significantly from 25.0% during the three months ended March 31, 2010 to 11.8% during the three months ended March 31, 2011, primarily due to the release of a valuation allowance on deferred tax assets of $2.0 million. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $5.6 million for the three months ended March 31, 2010 to $8.4 million for the three months ended March 31, 2011, primarily due to an increase in operating income of $1.0 million, other income of $1.0 million and decrease in provision for income taxes of $0.8 million as mentioned above. As a percentage of revenues, net income increased from 10.3% for the three months ended March 31, 2010 to 11.5% for the three months ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2011, we had $115.7 million in cash and cash equivalents and short-term investments.

Cash flows provided by operating activities increased from ($0.9) million in the three months ended March 31, 2010 to $7.8 million in the three months ended March 31, 2011. Cash flows from net income adjusted for non-cash items increased by $4.1 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to an increase in net income of $2.7 million and depreciation and amortization expense of $1.8 million.

Cash flows from changes in working capital increased by $4.5 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to the payment against a bank guarantee with respect to our income tax proceedings during the quarter ended March 31, 2010.

Cash flows used for investing activities decreased from $32.7 million in the three months ended March 31, 2010 to $7.2 million in the three months ended March 31, 2011. The decrease is primarily due to the payment of the purchase consideration of approximately $29.1 million for the acquisition of GTSC during the three months ended March 31, 2010.

Cash flows provided by financing activities were insignificant during the three months ended March 31, 2011 and 2010.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $7.2 million of capital expenditures in the three months ended March 31, 2011. We expect to incur capital expenditures of approximately $15.0 million to $18.0 million in the remainder of 2011 primarily to meet the growth requirements of our clients, including additions to our existing facilities and expanding our new operations centers in Noida, India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

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

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2011:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Capital leases	$0.3	$0.4	$—	$—	$0.7
Operating leases	4.9	5.5	1.1	1.1	12.6
Purchase obligations	2.2	—	—	—	2.2
Other obligations(a)	1.0	1.8	1.6	2.4	6.8

Total contractual cash obligations(b)	$8.4	$7.7	$2.7	$3.5	$22.3

(a)	Represents estimated payments under the Company’s Gratuity Plan.
(b)	Excludes $4.5 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries have been established as 100% Export-Oriented units under the Export Import Policy or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that has provided us with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. In the event that these units are unable to meet those conditions over the specified period, we may be required to refund those incentives along with penalties and fines. However, we believe that these units have in the past and will continue to satisfy those conditions.

Exl Philippines is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration has provided the Company with certain incentives on the import of capital goods and requires Exl Philippines to meet certain export obligations.

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of new guidance from January 1, 2011 did not have any impact on our unaudited consolidated financial statements as the number of multiple deliverable revenue arrangements is insignificant.

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

These and other factors are more fully discussed elsewhere in this Quarterly Report on Form 10-Q. These and other risks could cause actual results to differ materially from those implied by forward looking statements in this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 16 to our unaudited consolidated financial statements contained herein for the information regarding our ongoing legal proceedings.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 the risk factors which materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

On February 04, 2011, we acquired 1,714 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of approximately $33,869. The purchase price of $17.96 per share was the average of the high and low price of the our shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chairman of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: May 10, 2011	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar
Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)