Form 10-Q
period 2011-06-30
ExlService Holdings, Inc.
filed 2011-08-05
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of July 29, 2011, there were 29,992,804 shares of the registrant’s common stock outstanding (excluding 323,397 shares held in treasury and 85,967 shares of restricted stock), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,355	$111,182
Short-term investments	4,559	3,084
Restricted cash	231	231
Accounts receivable, net of allowance for doubtful accounts of $118 at June 30, 2011 and $246 at December 31, 2010	55,382	44,186
Prepaid expenses	3,900	3,317
Deferred tax assets, net	977	1,721
Advance income-tax, net	5,671	5,364
Other current assets	7,687	5,244

Total current assets	157,762	174,329

Fixed assets, net	45,529	34,733
Restricted cash	3,744	3,432
Deferred tax assets, net	16,965	14,333
Intangible assets, net	39,642	18,591
Goodwill	99,299	43,370
Other assets	22,463	16,895

Total assets	$385,404	$305,683

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,745	$4,860
Short-term borrowings	30,049	—
Deferred revenue	7,884	5,108
Accrued employee cost	24,752	23,947
Accrued expenses and other current liabilities	25,729	16,560
Current portion of capital lease obligations	2,282	231

Total current liabilities	97,441	50,706

Capital lease obligations, less current portion	5,752	389
Non-current liabilities	8,504	6,042

Total liabilities	111,697	57,137

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 30,312,901 shares issued and 29,989,504 shares outstanding as of June 30, 2011 and 29,690,463 shares issued and 29,437,961 shares outstanding as of December 31, 2010	30	30
Additional paid-in capital	144,878	136,173
Retained earnings	129,102	112,266
Accumulated other comprehensive income	2,389	1,126

Total stockholders’ equity including shares held in treasury	276,399	249,595

Less: 323,397 shares as of June 30, 2011 and 252,502 shares as of December 31, 2010, held in treasury, at cost	(2,712)	(1,069)

ExlService Holdings, Inc. stockholders’ equity	273,687	248,526
Non-controlling interest	20	20

Total stockholders’ equity	273,707	248,546

Total liabilities and stockholders’ equity	$385,404	$305,683

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$85,028	$60,639	$157,935	$115,128
Cost of revenues (exclusive of depreciation and amortization)	51,998	37,447	96,217	68,932

Gross profit	33,030	23,192	61,718	46,196

Operating expenses:
General and administrative expenses	12,391	9,464	22,862	18,769
Selling and marketing expenses	6,121	4,599	11,978	8,749
Depreciation and amortization	5,110	3,857	9,962	6,930

Total operating expenses	23,622	17,920	44,802	34,448

Income from operations	9,408	5,272	16,916	11,748
Other income:
Foreign exchange gain	1,803	903	3,451	1,509
Interest and other income, net	645	314	970	732

Income before income taxes	11,856	6,489	21,337	13,989
Income tax provision	3,381	1,620	4,501	3,497

Net income	$8,475	$4,869	$16,836	$10,492

Earnings per share:
Basic	$0.28	$0.17	$0.57	$0.36
Diluted	$0.27	$0.16	$0.54	$0.35
Weighted-average number of shares used in computing earnings per share:
Basic	29,859,811	29,231,812	29,740,676	29,181,036
Diluted	31,043,426	30,201,092	30,912,021	30,180,283

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$16,836	$10,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,962	6,930
Stock-based compensation expense	5,127	4,231
Non-employee stock options	1	3
Unrealized foreign exchange loss/(gain)	657	(23)
Deferred income taxes	(1,228)	(2,444)
Non-controlling interest	—	7
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(25)	(3,469)
Accounts receivable	(5,258)	(5,547)
Prepaid expenses and other current assets	1,065	(388)
Accounts payable	185	224
Deferred revenue	(16)	(1,068)
Accrued employee cost	(4,784)	(1,446)
Accrued expenses and other liabilities	3,441	1,076
Advance income-tax, net	882	(2,059)
Other assets	(69)	438

Net cash provided by operating activities	26,776	6,957

Cash flows from investing activities:
Purchase of fixed assets	(8,604)	(9,991)
Business acquisition (net of cash acquired)	(80,090)	(42,135)
Purchase of short-term investments	(1,888)	(335)
Proceeds from redemption of short-term investments	413	1,843

Net cash used for investing activities	(90,169)	(50,618)

Cash flows from financing activities:
Principal payments of capital lease obligations	(301)	(87)
Proceeds from short-term borrowings	30,000	—
Repayments of short-term borrowings	(14)	—
Payment of debt issuance costs	(446)	—
Acquisition of treasury stock	(1,643)	(93)
Proceeds from exercise of stock options	3,578	791

Net cash provided by financing activities	31,174	611

Effect of exchange rate changes on cash and cash equivalents	392	(327)

Net decrease in cash and cash equivalents	(31,827)	(43,377)
Cash and cash equivalents, beginning of period	111,182	132,215

Cash and cash equivalents, end of period	$79,355	$88,838

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) which management considers necessary for a fair presentation of such statements for the interim periods presented. The unaudited consolidated statements of income for the interim periods presented are not necessarily indicative of the results for the full year or for any subsequent period.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the financial statements of ExlService Holdings and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The non-controlling interest represents the minority partner’s interest in the operation of exl Service.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the unaudited consolidated balance sheet and unaudited consolidated statement of income, respectively. The non-controlling interest in the operations for the three and six months ended June 30, 2011 and 2010 was insignificant and is included under general and administrative expenses in the unaudited consolidated statements of income.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, future obligations under employee benefit plans, deferred tax valuation allowances, income tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of new guidance from January 1, 2011 did not have any impact on the Company’s unaudited consolidated financial statements since the number of multiple deliverable revenue arrangements is insignificant.

In December 2010, the FASB issued update No. 2010-29 (“ASU 2010-29”), “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 requires public companies to disclose revenues and earnings of the combined entity as though the current period business combination had occurred as of the beginning of the comparable prior annual reporting period while presenting comparative financial statements. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted the guidance effective January 1, 2011 for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of the guidance had no effect on the Company’s financial position or results of operations. Refer to Note 5 to the unaudited consolidated financial statements for further details.

In June 2011, the FASB issued update No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement and statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, with early adoption permitted. The Company believes that the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on the Company’s unaudited consolidated financial statements.

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

Cash or in-kind dividends declared with respect to unvested shares of restricted stock and restricted stock units are withheld by the Company and paid to the holder of such shares of restricted stock and restricted stock units, without interest, only if and when such shares of restricted stock and restricted stock units vest. Any unvested shares of restricted stock and restricted stock units are immediately forfeited without consideration upon the termination of such holder’s employment with the Company or its affiliates. Accordingly, the Company’s unvested restricted stock and restricted stock units do not include non-forfeitable rights to dividends or dividend equivalents and are therefore not considered as participating securities for purposes of earnings per share calculations pursuant to the two-class method. However, the Company’s vested restricted stock units against which the underlying common stock has not been issued, contain non-forfeitable rights to dividends or dividend equivalents and are therefore after vesting considered as participating securities for the purposes of computing basic earnings per share pursuant to the two-class method. Application of this treatment had an insignificant effect on the computation of basic earnings per share.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerators:
Net income	$8,475	$4,869	$16,836	$10,492

Denominators:
Basic weighted average common shares outstanding	29,859,811	29,231,812	29,740,676	29,181,036
Dilutive effect of share based awards	1,183,615	969,280	1,171,345	999,247

Diluted weighted average common shares outstanding	31,043,426	30,201,092	30,912,021	30,180,283

Weighted average common shares considered anti-dilutive in computing diluted earnings per share	446,595	810,843	528,832	879,989

4. Segment Information

The Company is organized around its outsourcing services and transformation services segments. The Company’s recent acquisition of Business Process Outsourcing, Inc. (“OPI”) is classified within the outsourcing services segment. See Note 5 for further details regarding the acquisition.

The chief operating decision maker generally reviews financial information at the consolidated statement of income level but does not review any information except for revenues and cost of revenues of the individual segments. Therefore, the Company does not allocate or evaluate depreciation, amortization, other income, capital expenditures and income taxes to its operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by segment.

Revenues and cost of revenues for each of the three months ended June 30, 2011 and 2010 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$68,733	$16,295	$85,028	$46,560	$14,079	$60,639
Cost of revenues (exclusive of depreciation and amortization)	41,338	10,660	51,998	28,601	8,846	37,447

Gross profit	$27,395	$5,635	$33,030	$17,959	$5,233	$23,192

Operating expenses			23,622			17,920
Other income			2,448			1,217
Income tax provision			3,381			1,620

Net income			$8,475			$4,869

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the six months ended June 30, 2011 and 2010 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Outsourcing	Transformation		Outsourcing	Transformation
	Services	Services	Total	Services	Services	Total
Revenues	$125,574	$32,361	$157,935	$88,150	$26,978	$115,128
Cost of revenues (exclusive of depreciation and amortization)	75,572	20,645	96,217	52,180	16,752	68,932

Gross profit	$50,002	$11,716	$61,718	$35,970	$10,226	$46,196

Operating expenses			44,802			34,448
Other income			4,421			2,241
Income tax provision			4,501			3,497

Net income			$16,836			$10,492

5. Business Combinations, Goodwill and Intangible Assets

On May 31, 2011, the Company completed its acquisition of OPI, a Delaware corporation formerly organized as a Cayman Islands exempted company, pursuant to a Merger Agreement, dated as of April 30, 2011 (the “Merger Agreement”), with F&A BPO Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), OPI and Shareholder Representative Services LLC, a Colorado limited liability company. Under the terms of the Merger Agreement, Merger Sub merged with and into OPI and OPI survived as a wholly owned subsidiary of the Company (the “Merger”).

The Company acquired OPI to strengthen its position as a provider of finance and accounting outsourcing services. The aggregate consideration paid to OPI’s former stockholders in the Merger was $91,000 in cash, excluding adjustments based on OPI’s working capital, debt and certain expenses incurred by OPI in connection with the consummation of the transactions contemplated by the Merger Agreement (the “Merger Consideration”). Pursuant to the Merger Agreement, a portion of the Merger Consideration was placed into escrow as security for the indemnification obligations of OPI’s stockholders.

The total estimated purchase price of the acquisition is as follows:

Enterprise Value	$91,000
Less: OPI debt as of the acquisition date	(7,045)
Add: Estimated working capital baseline and other adjustments as of the acquisition date	16,956

Total estimated purchase price	$100,911

Total estimated purchase price includes approximately $1,071, payable to OPI shareholders after finalization of working capital adjustments.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The Company’s preliminary purchase price allocation for OPI is as follows:

Net tangible assets	$22,386
Identifiable intangible assets:
Customer relationships	16,600
Leasehold benefits	3,100
Trade names and trademarks	1,800
Non-compete agreements	1,100
Goodwill*	55,925

Total purchase price	$100,911

*	Includes $14,000 deposited in escrow accounts in connection with the acquisition.

Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of acquisition. Accordingly, the Company may adjust the amounts recorded as of June 30, 2011 to reflect any revised valuations of the assets acquired or liabilities assumed. The customer relationships and leasehold benefits from the OPI acquisition are being amortized over a weighted average life of 10.6 years and the remaining period of the lease (approximately 8 years), respectively. Similarly, trade names, trademarks and non-compete agreements are being amortized over a life of 3.0 years and 1.5 years, respectively.

During the three and six months ended June 30, 2011, the Company recognized $569 and $1,139 of acquisition-related costs, related to the OPI acquisition, which amounts are included under general and administrative expenses in the unaudited consolidated statements of income.

Unaudited Pro Forma Financial Information

ASC paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for the business combinations that occurred in the current reporting period. Under ASU 2010-29, the disclosures include pro forma revenues and earnings of the combined entity for the current reporting period as though the acquisition date for the business combination that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenues and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

The unaudited financial information in the table below summarizes the combined results of operations of ExlService Holdings and OPI, on a pro forma basis, as though the companies had been combined as of the first date of the twelve months ended December 31, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on that date or of results that may occur in the future. The unaudited pro forma financial information for the three and six months ended June 30, 2011 and 2010 combines the historical results for the Company for the three and six months ended June 30, 2011 and 2010 and the historical results for OPI for the three and six months ended June 30, 2011 and 2010.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total revenues	$99,975	$78,791	$194,716	$150,740
Net income	$9,545	$5,814	$19,683	$12,124
Earnings per share:
Basic	$0.32	$0.20	$0.66	$0.42
Diluted	$0.31	$0.19	$0.64	$0.40
Weighted-average number of shares used in computing earnings per share:
Basic	29,859,811	29,231,812	29,740,676	29,181,036
Diluted	31,043,426	30,201,092	30,912,021	30,180,283

Net income for the three and six months ended June 30, 2011 and 2010 include adjustments for amortization of identifiable intangible assets recognized from the acquisition of OPI, merger-related transaction costs including advisory and legal fees incurred which are directly attributable to the merger, but which are not expected to have a continuing impact on the combined entity’s results and adjustment for changes to income tax expense as a result of the consummation of this transaction.

Our results of operations for the period ended June 30, 2011 include $7,353 and $480 of revenues and net income, respectively, attributable to the revenues and net income of OPI since June 1, 2011, the date on which the acquisition was consummated.

Goodwill

The following table sets forth details of the Company’s goodwill balance as of June 30, 2011:

	Outsourcing	Transformation
	Services	Services	Total
Balance at January 1, 2010	$2,834	$16,785	$19,619
Goodwill arising from acquisitions	28,557	—	28,557
Purchase accounting adjustments (1)	(5,303)	—	(5,303)
Currency translation adjustments	497	—	497

Balance at December 31, 2010	26,585	16,785	43,370
Goodwill arising from OPI acquisition	55,925	—	55,925
Currency translation adjustments	4	—	4

Balance at June 30, 2011	$82,514	$16,785	$99,299

(1)	Represent adjustments related to the American Express Global Travel Service Center (“GTSC”) and Professional Data Management Again, Inc. (“PDMA”) acquisitions.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$33,195	$(2,810)	$30,385
Leasehold benefits	4,102	(443)	3,659
Developed technology	2,100	(245)	1,855
Non-compete agreements	1,300	(207)	1,093
Trade names and trademarks	2,700	(50)	2,650

	$43,397	$(3,755)	$39,642

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$16,595	$(1,726)	$14,869
Leasehold benefits	1,002	(257)	745
Developed technology	2,100	(140)	1,960
Non-compete agreements	200	(83)	117
Trade names and trademarks	900	—	900

	$20,797	$(2,206)	$18,591

Amortization expense for the three months ended June 30, 2011 and 2010 was $913 and $520, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $1,548 and $701, respectively. The weighted average life of intangible assets was 10.1 years for customer relationships, 6.8 years for leasehold benefits, 10.0 years for developed technology, 1.5 years for non-compete agreements and 3.0 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of June 30, 2011 and December 31, 2010.

Estimated amortization of intangible assets during the year ending June 30,
2012	$5,602
2013	$4,958
2014	$4,320
2015	$3,770
2016	$3,770

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

6. Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. The table excludes short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

As of June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$35,213	$—	$—	$35,213
Derivative financial instruments	—	4,733	—	4,733

Total	$35,213	$4,733	$—	$39,946

Liabilities
Derivative financial instruments	$—	$10	$—	$10

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$83,335	$—	$—	$83,335
Derivative financial instruments	—	4,214	—	4,214

Total	$83,335	$4,214	$—	$87,549

Liabilities	—	—	—	—

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See Note 7 for further details.

7. Derivatives and Hedge Accounting

The Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging transactions, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. The Company also has exposure in Philippine pesos, Czech koruna and other local currencies in which it operates. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. These derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and Hedging” (“ASC 815”). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency.

The Company had outstanding foreign exchange contracts totaling $195,707, GBP 9,566 and EUR 321 as of June 30, 2011 and totaling $166,030, GBP 8,434 and EUR 785 as of December 31, 2010. The Company estimates that approximately $3,152 of net derivative gains included in accumulated other comprehensive income (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2011. At June 30, 2011, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty three months.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2011.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:

	June 30, 2011	December 31, 2010
Other current assets:
Foreign currency exchange contracts	$3,152	$3,171
Other assets
Foreign currency exchange contracts	$1,577	$1,029
Other non current liabilities:
Foreign currency exchange contracts	$10	$—

Derivatives not designated as hedging instruments:

	June 30, 2011	December 31, 2010
Other current assets:
Foreign currency exchange contracts	$4	$14

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended June 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$2,081	$(2,217)	Foreign exchange gain	$1,527	$635	Foreign exchange gain	$—	$—

Derivatives Not Designated	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Derivatives
as Hedging Instruments	on Derivatives	2011	2010
Foreign exchange contracts	Foreign exchange gain/(loss)	$405	$(44)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the six months ended June 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$2,970	$738	Foreign exchange gain	$2,730	$1,224	Foreign exchange gain	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		2011	2010
Foreign exchange contracts	Foreign exchange gain	$776	$931

8. Fixed Assets

The components of fixed assets, net of accumulated depreciation consisted of the following:

	June 30, 2011	December 31, 2010
Owned assets:
Network equipment, cabling and computers	$57,550	$50,282
Buildings	1,779	1,779
Land	1,164	1,164
Leasehold improvements	22,071	19,195
Office furniture and equipment	9,033	7,439
Motor vehicles	896	712
Construction in progress	2,131	2,006

	94,624	82,577
Less: Accumulated depreciation and amortization	(55,889)	(48,455)

	$38,735	$34,122

Assets under capital leases:
Network equipment, cabling and computers	$1,137	$—
Leasehold improvements	2,948	—
Office furniture and equipment	2,309	—
Motor vehicles	978	879

	7,372	879
Less: Accumulated depreciation and amortization	(578)	(268)

	$6,794	$611

Fixed assets, net	$45,529	$34,733

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Depreciation expense was $4,197 and $3,337 during the three months ended June 30, 2011 and 2010, respectively, and $8,414 and $6,229 during the six months ended June 30, 2011 and 2010, respectively.

9. Comprehensive Income

The following table sets forth the change in the components of comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$8,475	$4,869	$16,836	$10,492
Other comprehensive income:
Unrealized gain/(loss) on effective cash flow hedges, net of taxes	554	(2,852)	240	(486)
Foreign currency translation adjustment	237	(2,941)	984	(428)
Retirement benefits, net of taxes	19	38	39	52

Total other comprehensive income	810	(5,755)	1,263	(862)

Total comprehensive income	$9,285	$(886)	$18,099	$9,630

10. Capital Structure

The Company has one class of common stock.

During the three and six months ended June 30, 2011, the Company acquired 61,299 shares of common stock for a total consideration of $1,439 in pursuance of an option agreement between the Company and Prudential Financial, Inc. (“Prudential”) dated July 1, 2004. The purchase price of $23.47 per share was the average closing price for the 30-day period on the Nasdaq Global Select Market preceding the date of exercise of options by Prudential.

During the three months ended June 30, 2011, the Company also acquired 7,882 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $170. The purchase price of $19.16 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. During the six months ended June 30, 2011, the Company acquired 9,596 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $204.

The shares acquired as mentioned above are held as treasury stock.

11. Short Term Borrowings

On May 26, 2011, the Company entered into a credit agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement provides for a $50,000 revolving credit facility for a period of three years. The Company has an option to increase the commitments under the Credit Agreement by up to an additional $25,000, subject to certain approvals and conditions as set forth in the Credit Agreement. The loan facility also has a letter of credit sub-facility.

Borrowings under the Credit Agreement may be used for working capital and general corporate purposes. As of June 30, 2011, the Company had an outstanding amount of $30,000 under the Credit Agreement. The Company expects to repay the outstanding amounts within one year and accordingly has classified the same as short-term borrowings in the unaudited consolidated balance sheet as of June 30, 2011. In connection with the financing, the Company incurred $446 as debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the credit facility using the effective interest method.

Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBOR, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.00% to 0.50% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 2.00% to 2.50% per annum on loans (“Eurodollar Loans”) pegged to adjusted LIBOR (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. As of June 30, 2011, the interest rate on the revolver credit facility was 2.2% per annum. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.350% to 0.450% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The Credit Agreement is guaranteed by the Company’s domestic subsidiaries. The obligations under the Credit Agreement are secured by all or substantially all of the assets of the borrower and its material domestic subsidiaries. The agreement contains certain covenants including a restriction on indebtedness of the Company.

12. Employee Benefit Plans

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

Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$218	$143	$389	$268
Interest cost	64	30	128	60
Actuarial loss	27	42	53	84

Net gratuity cost	$309	$215	$570	$412

The Company maintains the Exl Service Inc. 401(k) Plan, the Inductis 401(k) Profit Sharing Plan, OPI 401(k) Retirement Plan and the PDMA 401(k) Profit Sharing Plan, (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986 covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plans amounted to $175 and $81 during the three month periods ended June 30, 2011 and June 30, 2010, respectively and $321 and $158 during the six month periods ended June 30, 2011 and June 30, 2010, respectively.

During the three and six month periods ended June 30, 2011 and 2010, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Three months ended June 30, 2011	$1,228
Three months ended June 30, 2010	$899
Six months ended June 30, 2011	$2,250
Six months ended June 30, 2010	$1,732

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

13. Leases

The Company finances its use of certain facilities, computer hardware, leasehold improvements, furniture, fixtures, office equipments and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases at June 30, 2011 are as follows:

Year ending June 30,
2012	$2,945
2013	2,391
2014	1,951
2015	1,402
2016	973

Total minimum lease payments	9,662
Less: amount representing interest	1,628

Present value of minimum lease payments	8,034
Less: current portion	2,282

Long term capital lease obligation	$5,752

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending June 30,
2012	$10,657
2013	8,420
2014	6,373
2015	6,055
2016	4,572
2017 and thereafter	1,529

$37,606

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancellable and non-cancellable operating leases was $3,345 and $2,510 for the three months ended June 30, 2011 and 2010, respectively, and $6,153 and $4,358 for the six months ended June 30, 2011 and 2010, respectively. Deferred rent as of June 30, 2011 and December 31, 2010 was $3,904 and $3,324, respectively.

14. Income Taxes

The Company recorded income tax expense of $3,381 and $1,620 for the three months ended June 30, 2011 and 2010, respectively and $4,501 and $3,497 for the six months ended June 30, 2011 and 2010, respectively. The effective rate of taxes increased from 25.0% during the three months ended June 30, 2010 to 28.5% during the three months ended June 30, 2011, primarily due to the expiry of a tax holiday for certain of the Company’s operating units in India. The effective rate of taxes decreased from 25.0% during the six months ended June 30, 2010 to 21.1% during the six months ended June 30, 2011, primarily due to the release of a valuation allowance on deferred tax assets of $1,961 related to the Company’s assessment that the deferred tax assets generated by certain of the Company’s operating units in India that were under a tax holiday period were more likely than not to be realized upon the expiration of the tax holiday period.

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of the Company’s operations centers in India qualified for an exemption from corporate tax under Section 10A or 10B of the Indian Income Tax Act. This exemption was available for a period of ten consecutive years beginning with the financial year in which the operations center began to manufacture or produce eligible goods and services and expired on April 1, 2011. As a result of the expiry of the tax holiday period, the tax holiday period for those of the Company’s operations centers in India that had not expired on April 1, 2010 expired on April 1, 2011.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The Company’s tax expense will significantly increase in and after 2011. Therefore, profits generated from the services provided from such operations centers have become fully taxable.

We currently benefit from a four-year income tax holiday in the Philippines that is extendable for an additional two years. Our current income tax holiday in the Philippines is expected to expire in the middle of 2012, unless extended. While we intend to apply for an extension of this holiday, it is possible that an extension could be denied, or this holiday could be removed entirely due to changes in the government of the Philippines. Should either of these events occur, our Philippine tax liability could increase.

During 2010, the Company established operations centers in Noida and Jaipur, India in special economic zones that are eligible for tax incentives for services provided from such locations until 2025 under the Special Economic Zones Act, 2005.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At June 30, 2011, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on net operating loss carry forwards. The valuation allowance as of June 30, 2011 and December 31, 2010 was approximately $665 and $2,621, respectively.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). As of June 30, 2011 and December 31, 2010, deferred income taxes related to the MAT were approximately $3,112 and $4,157, respectively.

The Company’s provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC No. 740, “Income Taxes,” as well as the related net interest. Tax exposures can involve complex issues and may require an extended period to resolve. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2011 through June 30, 2011:

Balance as of January 1, 2011	$4,136
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	543
Decreases related to current year tax positions	—
Effect of exchange rate changes	—

Balance as of June 30, 2011	$4,679

The unrecognized tax benefits as of June 30, 2011 of $4,679, if recognized, would impact the effective tax rate.

The Company has not recognized any interest and penalties during the three and six months ended June 30, 2011. The unrecognized tax benefits may increase or decrease in the next 12 months depending on the Company’s tax positions.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

15. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of revenues	$582	$616	$977	$1,004
General and administrative expenses	1,372	939	2,354	1,769
Selling and marketing expenses	925	849	1,796	1,458

Total	$2,879	$2,404	$5,127	$4,231

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Dividend yield	—	—	0%	0%
Expected life (years)	—	—	5.76	5.33
Risk free interest rate	—	—	2.32%	2.64%
Volatility	—	—	40%	40%

The estimated expected term of options granted has been based on historical experience since October 2006, which is representative of the expected term of the options. Volatility has been calculated based on the volatility of the Company’s common stock and the volatility of stock of comparative companies. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	3,075,617	$12.17	$28,810	7.25
Granted	308,367	20.00
Exercised*	(181,201)	11.83
Forfeited	(50,540)	10.41

Outstanding at June 30, 2011	3,152,243	$12.98	$31,811	7.15

Vested and exercisable at June 30, 2011	1,518,411	$12.56	$15,958	6.19

Available for grant at June 30, 2011	2,215,991

*	Excludes 230,200 options exercised by Prudential Financial, Inc. (“Prudential”), in pursuance of an option agreement between the Company and Prudential dated July 1, 2004, during the three months ended June 30, 2011.

The unrecognized compensation cost for unvested options as of June 30, 2011 is $6,955, which is expected to be expensed over a weighted average period of 2.43 years. There were no options granted during the three months ended June 30, 2011 and 2010. The weighted-average fair value of options granted during the six months ended June 30, 2011 and 2010 was $8.21 and $7.44, respectively. The total fair value of shares vested during the three months period ending June 30, 2011 and the six months period ending June 30, 2011 is $628 and $2,136, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2010	235,885	$23.47	624,815	$18.13
Granted	—	—	424,872	20.59
Vested	(132,537)	18.54	(82,500)	18.05
Forfeited	(17,381)	19.70	(13,565)	18.27

Outstanding at June 30, 2011	85,967	$19.32	953,622	$19.23

As of June 30, 2011, unrecognized compensation cost of $17,139 is expected to be expensed over a weighted average period of 2.97 years.

16. Related Party Transactions

The Company provides services to Oak Hill Capital Partners, an affiliate of the Oak Hill Capital Partners, L.P., one of the Company’s significant stockholders. The Company recognized revenues of approximately $20 and $23 during the three months ended June 30, 2011 and 2010, respectively, and $35 and $38 during the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, the Company had an account receivable of $13 and $9, respectively, related to these services.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

17. Geographical Information

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
United States	$61,060	$44,298	$113,478	$82,880
United Kingdom	19,673	14,101	38,114	28,418
Rest of World	4,295	2,240	6,343	3,830

	$85,028	$60,639	$157,935	$115,128

	June 30,	December 31,
	2011	2010
Fixed assets, net
India	$40,605	$30,447
United States	1,484	1,143
Philippines	1,979	2,049
Rest of World	1,461	1,094

	$45,529	$34,733

18. Commitments and Contingencies

Fixed Asset Commitments

At June 30, 2011, the Company had committed to spend approximately $2,658 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Certain of Company’s delivery centers in India had been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that provided the Company with certain incentives on imported and indigenous capital goods. Under the Policy, these units were required to achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, the Company may be required to refund these incentives along with penalties and fines. However, management believes that these units will continue to achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

ExlService Philippines, Inc. (“Exl Philippines”) is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration provides the Company with certain incentives on the import of capital goods and requires that Exl Philippines meet certain export obligations. Our current income tax holiday in the Philippines is expected to expire in the middle of 2012, unless extended.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years.

The details of the assessment orders as of June 30, 2011 are set forth below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)	Amount Deposited (Including additional Interest)	Bank Guarantee Issued (Including additional Interest)
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$2,175	$2,175	$—
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	2,108	2,108	—
Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,974	3,974	—
Exl India	2006-07	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2006-07 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	4,047	1,715	—
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	3,281	1,565	2,448
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	105	45	58
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	779	403	457
Exl Inc.	2006-07	The assessment order alleges that EXL Inc. has a permanent establishment in India.	1,336	—	—
OPI India	2004-05	The assessment order alleges the transfer price we applied to transactions between OPI India and OPI Inc., for the 2004-05 tax year was not appropriate and proposes certain adjustments to the methodology for computing the amount of the tax exemption.	217	217	—
OPI India	2005-06	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	15	15	—
OPI India	2006-07	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	41	20	—
OPI India	2007-08	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	103	—	—

			$18,181	$12,237	$2,963

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India, ExlService.com, Inc. (“Exl Inc.”) and by Outsourcepartners International (India) Private Limited (“OPI India”) with the exception of those assessment orders disclosed above. There is a likelihood that the Company might receive similar orders for subsequent years until the above disputes are resolved.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Amounts paid as deposits in respect of the assessments described above aggregating to $12,237 and $11,898 as of June 30, 2011 and December 31, 2010, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,963 each as of June 30, 2011 and December 31, 2010, respectively, are included in “Restricted cash” in the Company’s unaudited consolidated balance sheet as of June 30, 2011 and the audited consolidated balance sheet as of December 31, 2010.

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

Overview

We are a leading provider of outsourcing and transformation services focused on providing a competitive edge to our clients. Our outsourcing services provide front-, middle- and back-office process outsourcing services for our primarily United States based and United Kingdom based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, risk and financial management and operations and process excellence services. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. A significant portion of our business relates to processes that we believe are integral to our clients’ operations, and the close nature of our relationships with our clients assists us in developing strong strategic long-term relationships with them. We serve primarily the needs of Fortune Global 500 and Fortune 1000 companies in the insurance, utilities, banking and financial services, transportation and logistics and travel sectors.

On May 31, 2011, we completed the acquisition of Business Process Outsourcing Inc. (“OPI”), pursuant to a Merger Agreement, dated as of April 30, 2011 (the “OPI Acquisition”). The aggregate consideration paid to OPI’s former stockholders in the OPI Acquisition was $91 million in cash excluding adjustments based on OPI’s working capital, debt and certain expenses incurred by OPI in connection with the consummation of the OPI Acquisition.

We acquired OPI to strengthen our position as a provider of finance and accounting outsourcing services. At the time of the acquisition, OPI had over 3,700 professionals globally and approximately 80 clients. By combining our existing finance and accounting outsourcing and transformation capabilities with OPI’s end-to-end finance and accounting outsourcing capabilities and proprietary platforms, we intend to provide a comprehensive set of finance and accounting services to our clients. The merger also furthers our strategic objective of leveraging technology and proprietary intellectual property in our services to our client offerings.

We market our services directly through our sales and marketing and client management teams, which operate out of the United States and the United Kingdom. We operate twelve operations centers in India and one operations center in each of Romania, the Philippines, the Czech Republic and the United States. In addition to these operations centers, we also acquired three operations centers in India, two operations centers in Bulgaria, one operations center in Malaysia and two operations center in the U.S as part of the OPI Acquisition. We are also in the process of expanding our operations center in the Philippines and some of our operations centers in India, including a significant expansion of our center located in a special economic zone in Noida, India, which is eligible for tax incentives.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three and six months ended June 30, 2011, we had total revenues of $85.0 million and $157.9 million, respectively, compared to total revenues of $60.6 million and $115.1 million, respectively, in the three and six months ended June 30, 2010, an increase of $24.4 million and $42.8 million, respectively, or 40.2% and 37.2%, respectively.

Revenues from outsourcing services were higher by $22.2 million and $37.4 million in the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to revenues from our acquisitions of Professional Data Management Again, Inc. (“PDMA”) and the American Express Global Travel Service Center (“GTSC”) and the OPI Acquisition of $8.3 million and $15.5 million, revenues from a one-time payment of $2.2 million from a client with no associated costs during the three months ended June 30, 2011, net volume increases from existing and new clients of approximately $10.6 million and $18.3 million and an increase of approximately $1.1 million and $1.4 million due to the appreciation of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar, in each case in the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.

Revenues from transformation services were higher by $2.2 million and $5.4 million during the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010, primarily due to a combination of increased revenues in recurring or annuity analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices. We believe this reflects increased spending by our clients for decision analytics services, particularly in the areas of customer management and process improvement, as compared to the previous year. Revenues from new clients for transformation services were $0.2 million and $0.3 million, respectively, during the three and six months ended June 30, 2011.

We anticipate that our revenues will grow as we expand our service offerings and client base, both organically and through acquisitions. We provide our clients with a range of outsourcing services, including transaction processing, customer service, debt management, finance and accounting and collection services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

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

We serve clients mainly in the United States and the United Kingdom, with these two regions generating approximately 71.8% and 23.1%, respectively, of our total revenues for the three months ended June 30, 2011 and approximately 73.1% and 23.3%, respectively, of our total revenues for the three months ended June 30, 2010. For the six months ended June 30, 2011, these two regions generated approximately 71.9% and 24.1%, respectively, of our total revenues and approximately 72.0% and 24.7%, respectively, of our total revenues for the six months ended June 30, 2010.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended June 30, 2011 and 2010, our total revenues from our three largest clients were $29.6 million and $26.4 million, respectively, accounting for 34.8% and 43.5% of our total revenues, respectively, during these periods. In the six months ended June 30, 2011 and 2010, our total revenues from our three largest clients were $57.5 million and $48.2 million, respectively, accounting for 36.4% and 41.9% of our total revenues, respectively, during these periods.

We provide services to Centrica plc (“Centrica”), which represented $10.4 million, or 12.3%, and $19.7 million or 12.5%, of our total revenues for the three and six months ended June 30, 2011 and $9.5 million, respectively, or 15.6%, and $19.0 million or 16.5%, of our total revenues for the three and six months ended June 30, 2010, respectively, under an agreement that is scheduled to expire in April 2012. Centrica may terminate the agreement without cause upon three months prior notice and payment of a breakup fee.

We provide services to The Travelers Companies (“Travelers”), which represented $10.3 million, or 12.1%, and $20.4 million, or 12.9% of our total revenues for the three and six months ended June 30, 2011, respectively, and $8.6 million, or 14.2%, and $17.1 million, or 14.8% of our total revenues for the three and six months ended June 30, 2010, respectively, under a services agreement. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days prior notice.

We provide services to subsidiaries of American Express Company (“American Express”) under (i) a master services agreement for our outsourcing services, which agreement cannot be terminated by American Express without cause and which provides us with a minimum volume commitment over a period of eight years and (ii) a master agreement for our transformation services, which agreement may be terminated by American Express without cause upon five days prior written notice. Our aggregate revenues from outsourcing services and transformation services provided to American Express represented $8.9 million, or 10.5%, and $17.4 million or 11.0% of our total revenues for the three and six months ended June 30, 2011, respectively, and $8.3 million, or 13.7%, and $12.2 million or 10.6% of our total revenues for the three and six months ended June 30, 2010, respectively.

We derived revenues from five and six new clients for our services in the three months ended June 30, 2011 and 2010, respectively, eight and ten new clients for our services in the six months ended June 30, 2011 and 2010, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended June 30, 2011 and 2010, 4.1% and 4.4%, respectively, of our revenues represent reimbursement of such expenses. For the six months ended June 30, 2011 and 2010, 4.2% and 4.5%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar, Philippines peso/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

In recent periods, our management has observed a shift in industry pricing models toward transaction-based pricing and other pricing models. We believe this trend will continue and we have begun to use transaction-based pricing and other pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. Such models place the focus on operating efficiency in order to maintain our operating margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationship with such clients.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table summarizes our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in million)		(in million)
Revenues(1)	$85.0	$60.6	$157.9	$115.1
Cost of revenues (exclusive of depreciation and amortization)(2)	52.0	37.4	96.2	68.9

Gross profit	33.0	23.2	61.7	46.2

Operating expenses:
General and administrative expenses(3)	12.4	9.5	22.8	18.8
Selling and marketing expenses(3)	6.1	4.6	12.0	8.7
Depreciation and amortization expenses(4)	5.1	3.8	10.0	6.9

Total operating expenses	23.6	17.9	44.8	34.4

Income from operations	9.4	5.3	16.9	11.8
Other income/(expense):
Foreign exchange gain	1.8	0.9	3.4	1.5
Interest and other income	0.7	0.3	1.0	0.7

Income before income taxes	11.9	6.5	21.3	14.0
Income tax provision	3.4	1.6	4.5	3.5

Net income	$8.5	$4.9	$16.8	$10.5

(1)	Revenues include reimbursable expenses of $3.5 million and $2.7 million for the three months ended June 30, 2011 and 2010, respectively, and $6.7 million and $5.2 million for the six months ended June 30, 2011 and 2010, respectively.
(2)	Cost of revenues includes $0.6 million each for the three months ended June 30, 2011 and 2010 and $1.0 million each for the six months ended June 30, 2011 and 2010, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 15 to our unaudited consolidated financial statements contained herein.
(3)	General and administrative expenses and selling and marketing expenses include $2.3 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively, and $4.2 million and $3.2 million for the six months ended June 30, 2011 and 2010, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 15 to our unaudited consolidated financial statements contained herein.
(4)	Depreciation and amortization includes $0.9 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $1.5 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively, of amortization of intangibles as described in Note 5 to our unaudited consolidated financial statements contained herein.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues. Revenues increased 40.2% from $60.6 million for the three months ended June 30, 2010 to $85.0 million for the three months ended June 30, 2011. Revenues from outsourcing services increased from $46.6 million during the three months ended June 30, 2010 to $68.7 million during the three months ended June 30, 2011. The increase in revenues from outsourcing services of $22.2 million was primarily driven by revenues of $8.3 million from acquisitions of PDMA and OPI, revenues from a one-time payment of $2.2 million from a client with no associated costs, net volume increases from existing and new clients aggregating to $10.6 million and revenues of $1.1 million due to the appreciation of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Revenues from transformation services increased from $14.1 million for the three months ended June 30, 2010 to $16.3 million for the three months ended June 30, 2011. The increase was primarily due to a combination of increased revenues in recurring or annuity analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices. Revenues from new clients for transformation services were $0.2 million and $0.8 million during the three months ended June 30, 2011 and 2010, respectively.

Cost of Revenues. Cost of revenues increased 38.9% from $37.4 million for the three months ended June 30, 2010 to $52.0 million for the three months ended June 30, 2011. The increase in cost of revenues was primarily due to an increase in employee-related costs of $9.8 million as a result of an increase in our headcount of personnel directly involved in providing services to our clients, including $4.0 million of employee-related costs related to our acquisitions, an increase in reimbursable expenses of $0.8 million (resulting in an increase in revenues), an increase in facilities, technology and other operating expenses by $2.7 million, primarily due to our new operating centers including our acquisitions and to support our revenue growth, and an aggregate increase of $1.3 million due to the appreciation of the Indian rupee, Philippine peso and Czech koruna against the U.S. dollar during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. As a percentage of revenues, cost of revenues decreased from 61.8% for the three months ended June 30, 2010 to 61.2% for the three months ended June 30, 2011.

Gross Profit. Gross profit increased 42.4% from $23.2 million for the three months ended June 30, 2010 to $33.0 million for the three months ended June 30, 2011. The increase in gross profit was primarily due to an increase in revenues of $24.4 million, offset by an increase in cost of revenues of $14.6 million. Gross profit as a percentage of revenues increased from 38.2% for the three months ended June 30, 2010 to 38.8% for the three months ended June 30, 2011, primarily due to an increase in revenues.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 31.6% from $14.1 million for the three months ended June 30, 2010 to $18.5 million for the three months ended June 30, 2011. The increase in SG&A expenses was primarily due to an increase in employee-related costs of $3.5 million, including our continued investment in front-end sales and client management personnel, an increase in legal and professional fees of $0.5 million, primarily related to our acquisitions, and an increase in other SG&A costs of $0.4 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. As a percentage of revenues, SG&A expenses decreased from 23.2% for the three months ended June 30, 2010 to 21.8% for the three months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization increased 32.5% from $3.9 million for the three months ended June 30, 2010 to $5.1 million for the three months ended June 30, 2011. The increase was primarily due to an increase in amortization of acquisition-related intangibles of $0.4 million, an increase in depreciation of $0.7 million, primarily related to our new operations centers, and our acquisitions, and an increase of $0.1 million due to the appreciation of the Indian rupee against the U.S. dollar. As we add more operations centers, we expect that our depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements. As a percentage of revenues, depreciation and amortization decreased from 6.4% for the three months ended June 30, 2010 to 6.0% for the three months ended June 30, 2011.

Income from Operations. Income from operations increased 78.5% from $5.3 million for the three months ended June 30, 2010 to $9.4 million for the three months ended June 30, 2011. The increase in income from operations was primarily due to an increase in gross profit by $9.8 million, offset by an increase in operating expenses of $5.7 million. As a percentage of revenues, income from operations increased from 8.7% for the three months ended June 30, 2010 to 11.1% for the three months ended June 30, 2011.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income increased from $1.2 million for the three months ended June 30, 2010 to $2.4 million for the three months ended June 30, 2011, primarily as a result of net foreign exchange gain of $1.8 million during the three months ended June 30, 2011 compared to $0.9 million during the three months ended June 30, 2010, primarily attributable to the movement of the U.S. dollar against the Indian rupee and the U.K. pound sterling. Net interest income and other income also increased by $0.3 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The average exchange rate of the Indian rupee against the U.S. dollar was 44.66 during the three months ended June 30, 2011 compared to 45.73 during the three months ended June 30, 2010.

Provision for Income Taxes. Provision for income taxes increased from $1.6 million for the three months ended June 30, 2010 to $3.4 million for the three months ended June 30, 2011. The effective rate of taxes increased from 25.0% during the three months ended June 30, 2010 to 28.5% during the three months ended June 30, 2011. Refer to Note 14 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $4.9 million for the three months ended June 30, 2010 to $8.5 million for the three months ended June 30, 2011, primarily due to an increase in operating income of $4.1 million, and an increase in other income of $1.2 million, partially offset by an increase in provision for income taxes of $1.8 million. As a percentage of revenues, net income increased from 8% for the three months ended June 30, 2010 to 10.0% for the three months ended June 30, 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues. Revenues increased 37.2% from $115.1 million for the six months ended June 30, 2010 to $157.9 million for the six months ended June 30, 2011. Revenues from outsourcing services increased from $88.1 million for the six months ended June 30, 2010 to $125.6 million for the six months ended June 30, 2011. The increase in revenues from outsourcing services of $37.5 million was primarily driven by revenues from our acquisitions of GTSC, PDMA and OPI of $15.5 million, revenues from a one-time payment of $2.2 million from a client with no associated costs, net volume increases from existing and new clients aggregating to $18.4 million and revenues of $1.4 million due to the appreciation of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Revenues from transformation services increased from $27.0 million for the six months ended June 30, 2010 to $32.4 million for the six months ended June 30, 2011. The increase is primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices. Revenues from new clients for transformation services were $0.3 million and $1.5 million during the six months ended June 30, 2011 and 2010, respectively.

Cost of Revenues. Cost of revenues increased 39.6% from $68.9 million for the six months ended June 30, 2010 to $96.2 million for the six months ended June 30, 2011. The increase in cost of revenues is primarily due to increases in employee-related costs of $18.4 million as a result of an increase in our headcount of personnel directly involved in providing services to our clients, including $8.2 million of employee-related costs related to our acquisitions, an increase in reimbursable expenses of $1.5 million (resulting in an increase in revenues), an increase in facilities, technology and other operating expenses by $5.6 million, primarily due to our new operations centers including our acquisitions and to support our revenue growth and an increase of $1.8 million due to the appreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. As a percentage of revenues, cost of revenues increased from 59.9% for the six months ended June 30, 2010 to 60.9% for the six months ended June 30, 2011.

Gross Profit. Gross profit increased 33.6% from $46.2 million for the six months ended June 30, 2010 to $61.7 million for the six months ended June 30, 2011. The increase in gross profit was primarily due to an increase in revenues of $42.8 million, offset by an increase in cost of revenues of $27.3 million. Gross profit as a percentage of revenues decreased from 40.1% for the six months ended June 30, 2010 to 39.1% for the six months ended June 30, 2011, primarily due to an increase in cost of revenues.

Selling, General and Administrative Expenses. SG&A expenses increased 26.6% from $27.5 million for the six months ended June 30, 2010 to $34.8 million for the six months ended June 30, 2011. The increase in SG&A expenses is primarily due to an increase in salaries and personnel expenses of $5.6 million, an increase in legal and professional fees of $1.0 million, primarily related to our OPI Acquisition, and an increase in other SG&A costs of $0.7 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. As a percentage of revenues, SG&A decreased from 23.9% for the six months ended June 30, 2010 to 22.1% for the six months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization increased 43.7% from $6.9 million for the six months ended June 30, 2010 to $10.0 million for the six months ended June 30, 2011. The increase is primarily due to an increase in amortization of acquisition-related intangibles of $0.8 million, an increase in depreciation of $2.0 million, primarily related to our new operations centers as a result of acquisitions, and an increase of $0.2 million due to the appreciation of the Indian rupee against the U.S. dollar during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and facility build outs necessary to meet our service requirements. As a percentage of revenues, depreciation and amortization increased from 6.0% for the six months ended June 30, 2010 to 6.3% for the six months ended June 30, 2011.

Income from Operations. Income from operations increased 44.0% from $11.7 million for the six months ended June 30, 2010 to $16.9 million for the six months ended June 30, 2011. As a percentage of revenues, income from operations increased from 10.2% for the six months ended June 30, 2010 to 10.7% for the six months ended June 30, 2011. The increase in income from operations was primarily due to an increase in gross profit by $15.5 million, offset by an increase in operating expenses of $10.4 million.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income increased from an income of $2.2 million for the six months ended June 30, 2010 to of $4.4 million for the six months ended June 30, 2011, primarily as a result of net foreign exchange gain of $3.5 million during the six months ended June 30, 2011 compared to the net foreign exchange gain of $1.5 million during the six months ended June 30, 2010 attributable to movement of the U.S. dollar against the Indian rupee and the U.K. pound sterling relative to our foreign exchange hedged positions. Net interest income and other income also increased by $0.2 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The average exchange rate of the Indian rupee against the U.S. dollar was 44.96 during the six months ended June 30, 2011 compared to 45.72 during the six months ended June 30, 2010.

Provision for Income Taxes. Provision for income taxes increased from $3.5 million for the six months ended June 30, 2010 to $4.5 million for the six months ended June 30, 2011. The effective rate of taxes decreased from 25.0% for the six months ended June 30, 2010 to 21.1% for the six months ended June 30, 2011, primarily due to the release of a valuation allowance on deferred tax assets of $2.0 million during the three months ended March 31, 2011. Refer to Note 14 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $10.5 million for the six months ended June 30, 2010 to $16.8 million for the six months ended June 30, 2011, primarily due to an increase in operating income of $5.2 million and other income of $2.2 million, partially offset by an increase in the provision for income taxes of $1.0 million. As a percentage of revenues, net income increased from 9.1% for the six months ended June 30, 2010 to 10.7% for the six months ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2011, we had $83.9 million in cash and cash equivalents and short-term investments.

Cash flows provided by operating activities increased from $7.0 million in the six months ended June 30, 2010 to $26.8 million in the six months ended June 30, 2011. Cash flows from net income adjusted for non-cash items increased by $12.2 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to an increase in net income of $6.3 million, depreciation, amortization and stock compensation expense of $3.9 million and a decrease in deferred income tax benefit of $1.2 million.

Cash flows from changes in working capital increased by $7.7 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to the deposit of collateral against a bank guarantee with respect to our income tax proceedings during the quarter ended June 30, 2010, the increase in accrued expenses and other liabilities of $2.4 million and net changes in advance income tax of $2.9 million.

Cash flows used for investing activities increased from $50.6 million in the six months ended June 30, 2010 to $90.2 million in the six months ended June 30, 2011. The increase is primarily due to the payment of the purchase consideration of approximately $80.1 million (net of cash acquired of $19.7 million) for the OPI Acquisition during the six months ended June 30, 2011 compared to $42.1 million paid for the acquisitions of GTSC and PDMA during the six months ended June 30, 2010.

Cash flows provided by financing activities increased from $0.6 million in the six months ended June 30, 2010 to $31.2 million in the six months ended June 30, 2011. The increase is primarily due to short-term borrowings of $30.0 million under the Credit Agreement and higher proceeds from exercise of stock options of $2.8 million, partially offset by acquisition of treasury stock of $1.6 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $8.6 million of capital expenditures in the three months ended June 30, 2011. We expect to incur capital expenditures of approximately $15.0 million to $20.0 million in the remainder of 2011 primarily to meet the growth requirements of our clients, including additions to our existing facilities and expanding our operations centers in Philippines and India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with the tax assessment orders issued against Exl India and Exl Inc. we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. Refer to Note 18 to our unaudited consolidated financial statements for further details.

On May 26, 2011, a credit agreement (the “Credit Agreement”) was entered into among ExlService Holdings, as borrower, the other loan parties thereto, the lenders identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement provides for a $50.0 million revolving credit facility for a period of three years. As of June 30, 2011, we had an outstanding amount of $30.0 million under this revolving credit facility. The loan facility also has a letter of credit sub facility. Borrowings under the Credit Agreement may be used for our working capital and general corporate purposes.

Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBOR, plus, in each case, an applicable margin. The applicable margin is tied to our leverage ratio and ranges from 0.00% to 0.50% per annum with respect to loans pegged to the specified prime rate, and 2.00% to 2.50% per annum on loans pegged to adjusted LIBOR. The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to our leverage ratio, and ranges from 0.350% to 0.450% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.

The Credit Agreement is guaranteed by our U.S. subsidiaries. The obligations under the Credit Agreement are secured by all or substantially all of the assets of ExlService Holdings and its material domestic subsidiaries.

We anticipate that we will continue to rely upon cash from operating activities and the Credit Agreement to finance our acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2011:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Short-term debt obligations(a)	$30.0	$—	$—	$—	$30.0
Capital leases	2.9	4.4	2.4	—	9.7
Operating leases	10.7	15.3	10.7	1.0	37.7
Purchase obligations	2.7	—	—	—	2.7
Other obligations(b)	1.0	1.9	1.6	2.4	6.9

Total contractual cash obligations(c)	$47.3	$21.6	$14.7	$3.4	$87.0

(a)	Represents estimated payments under the Credit Agreement.
(b)	Represents estimated payments under the Company’s Gratuity Plan.
(c)	Excludes $4.7 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries had been established as 100% Export-Oriented units under the Export Import Policy or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that provided us with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. In the event that these units are unable to meet those conditions over the specified period, we may be required to refund those incentives along with penalties and fines. However, we believe that these units have in the past and will continue to satisfy those conditions.

Exl Philippines is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration provides us with certain incentives on the import of capital goods and requires that Exl Philippines meet certain export obligations. Our current income tax holiday in the Philippines is expected to expire in the middle of 2012, unless extended.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” It updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of new guidance from January 1, 2011 did not have any impact on the Company’s unaudited consolidated financial statements as the number of multiple deliverable revenue arrangements is insignificant.

In December 2010, the FASB issued update No. 2010-29 (“ASU 2010-29”), “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 requires public companies to disclose revenues and earnings of the combined entity as though the current period business combination had occurred as of the beginning of the comparable prior annual reporting period while presenting comparative financial statements. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted the guidance effective January 1, 2011 for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of the guidance had no effect on the Company’s financial position or results of operations. Refer to Note 5 to our unaudited consolidated financial statements for further details.

In June 2011, the FASB issued update No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” ASU 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement and statement of comprehensive income, or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, with early adoption permitted. The Company believes that the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our unaudited consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	our ability to successfully integrate acquisitions, including the recent OPI Acquisition;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the currencies in which we receive our revenues and the currencies in which we incur our costs;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	our ability to successfully consummate or integrate strategic acquisitions; and

•	adverse outcome of our disputes with the Indian tax authorities.

These and other factors are more fully discussed elsewhere in this Quarterly Report on Form 10-Q. These and other risks could cause actual results to differ materially from those implied by forward looking statements in this Quarterly Report on Form 10-Q.

You should keep in mind that any forward looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, speaks only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict those events or how they may affect us. We have no obligation to update any forward looking statements in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by federal securities laws.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 31, 2011, the Company completed the OPI Acquisition. The scope of our assessment of the effectiveness of internal control over financial reporting does not include this newly acquired business as permitted by SEC rules for recently acquired businesses. The Company is in the process of reviewing the internal control structure of OPI, and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 18 to our unaudited consolidated financial statements contained herein.

ITEM 1A.	RISK FACTORS

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

Unregistered Sales of Equity Securities

On June 15, 2011, Prudential Financial, Inc. (“Prudential”) exercised its option to purchase 230,200 shares of common stock of the Company pursuant to an Option Agreement (the “Option Agreement”), dated as of July 1, 2004, by and between the Company and Prudential. The aggregate exercise price of $1,438,750 was paid by authorizing the Company to reduce the number of shares otherwise deliverable to Prudential, pursuant to the terms of the Option Agreement. As a result, 168,901 shares of common stock were issued to Prudential on a net basis. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because it involved an option exercise by a single person that was sophisticated, knowledgeable and capable of bearing the risks of an investment in common stock.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

On June 15, 2011, the Company acquired 61,299 shares of common stock for a total consideration of $1,438,750 pursuant to the Option Agreement between the Company and Prudential. The purchase price of $23.47 per share was the average closing price for the 30-day period on the Nasdaq Global Select Market preceding the date of exercise of options by Prudential. The shares acquired are held as treasury stock.

During the three months ended June 30, 2011, the Company also acquired 7,882 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $170,482. The purchase price of $19.16 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

2.1	Merger Agreement, dated as of April 30, 2011, by and among ExlService Holdings, Inc., F&A BPO Merger Sub, Inc., Business Process Outsourcing, Inc. and Shareholder Representative Services LLC (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated May 31, 2011 (File No. 001-33089)).*

4.1	Credit Agreement, dated as of May 26, 2011, by and among ExlService Holdings, Inc., as borrower, the other borrowers named therein, each lender from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Confidential treatment has been granted by the Securities and Exchange Commission (the “SEC”) with respect to a portion of the agreement, and such confidential portion has been deleted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: August 5, 2011	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar
Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)