Form 10-Q
period 2011-09-30
ExlService Holdings, Inc.
filed 2011-11-08
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of October 31, 2011, there were 31,151,039 shares of the registrant’s common stock outstanding (excluding 323,397 shares held in treasury and 71,401 shares of restricted stock), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,876	$111,182
Short-term investments	9,647	3,084
Restricted cash	161	231
Accounts receivable, net of allowance for doubtful accounts of $131 at September 30, 2011 and $246 at December 31, 2010	58,235	44,186
Prepaid expenses	2,787	3,317
Deferred tax assets, net	5,211	1,721
Advance income tax, net	3,217	5,364
Other current assets	7,715	5,244

Total current assets	159,849	174,329

Fixed assets, net	41,003	34,733
Restricted cash	3,423	3,432
Deferred tax assets, net	15,666	14,333
Intangible assets, net	37,864	18,591
Goodwill	96,238	43,370
Other assets	19,539	16,895

Total assets	$373,582	$305,683

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,923	$4,860
Deferred revenue	7,284	5,108
Accrued employee cost	26,460	23,947
Accrued expenses and other current liabilities	28,790	16,560
Current portion of capital lease obligations	1,971	231

Total current liabilities	70,428	50,706

Capital lease obligations, less current portion	4,905	389
Non-current liabilities	9,528	6,042

Total liabilities	84,861	57,137

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 31,447,336 shares issued and 31,123,939 shares outstanding as of September 30, 2011 and 29,690,463 shares issued and 29,437,961 shares outstanding as of December 31, 2010	31	30
Additional paid-in-capital	170,401	136,173
Retained earnings	137,493	112,266
Accumulated other comprehensive (loss)/income	(16,533)	1,126

Total stockholders’ equity including shares held in treasury	291,392	249,595

Less: 323,397 shares as of September 30, 2011 and 252,502 shares as of December 31, 2010, held in treasury, at cost	(2,693)	(1,069)

ExlService Holdings, Inc. stockholders’ equity	288,699	248,526
Non-controlling interest	22	20

Total stockholders’ equity	288,721	248,546

Total liabilities and stockholders’ equity	$373,582	$305,683

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$100,026	$67,585	$257,961	$182,713
Cost of revenues (exclusive of depreciation and amortization)	61,755	40,584	157,971	109,516

Gross profit	38,271	27,001	99,990	73,197

Operating expenses:
General and administrative expenses	13,253	10,469	36,115	29,238
Selling and marketing expenses	6,915	5,331	18,894	14,080
Depreciation and amortization	6,443	4,218	16,405	11,148

Total operating expenses	26,611	20,018	71,414	54,466

Income from operations	11,660	6,983	28,576	18,731
Other income:
Foreign exchange gain	495	943	3,945	2,452
Interest and other income, net	374	262	1,344	994

Income before income taxes	12,529	8,188	33,865	22,177
Income tax provision	4,138	384	8,639	3,881

Net income	$8,391	$7,804	$25,226	$18,296

Earnings per share:
Basic	$0.28	$0.27	$0.84	$0.63
Diluted	$0.27	$0.26	$0.81	$0.60
Weighted-average number of shares used in computing earnings per share:
Basic	30,293,114	29,302,862	29,926,846	29,221,668
Diluted	31,586,936	30,385,308	31,131,513	30,248,648

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$25,226	$18,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,405	11,148
Stock-based compensation expense	7,287	6,352
Non-employee stock options	9	32
Unrealized foreign exchange (gain)/loss	(3,053)	599
Deferred income taxes	(2,660)	(2,583)
Non-controlling interest	2	7
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	37	238
Accounts receivable	(8,170)	(6,021)
Prepaid expenses and other current assets	(6,324)	102
Accounts payable	(270)	(527)
Deferred revenue	(865)	(3,191)
Accrued employee cost	(2,025)	4,230
Accrued expenses and other liabilities	7,918	156
Advance income-tax, net	2,002	(2,092)
Other assets	4,989	(3,050)

Net cash provided by operating activities	40,508	23,696

Cash flows from investing activities:
Purchase of fixed assets	(12,375)	(14,830)
Business acquisition (net of cash acquired)	(81,173)	(42,144)
Purchase of short-term investments	(7,895)	(335)
Proceeds from redemption of short-term investments	704	2,050

Net cash used for investing activities	(100,739)	(55,259)

Cash flows from financing activities:
Principal payments of capital lease obligations	(814)	(91)
Proceeds from short-term borrowings	30,000	—
Repayments of short-term borrowings	(30,049)	—
Payment of debt issuance costs	(446)	—
Acquisition of treasury stock	(1,624)	(93)
Proceeds from exercise of stock options	5,361	1,587
Proceeds from issuance of common stock in public offering	21,965	—
Direct costs incurred in relation to public offering	(392)	—

Net cash provided by financing activities	24,001	1,403

Effect of exchange rate changes on cash and cash equivalents	(2,076)	553

Net decrease in cash and cash equivalents	(38,306)	(29,607)
Cash and cash equivalents, beginning of period	111,182	132,215

Cash and cash equivalents, end of period	$72,876	$102,608

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

The non-controlling interest represents the minority partner’s interest in the operation of exl Service.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the unaudited consolidated balance sheet and unaudited consolidated statement of income, respectively. The non-controlling interest in the operations for the three and nine months ended September 30, 2011 and 2010 was insignificant and is included under general and administrative expenses in the unaudited consolidated statements of income.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, service tax receivables, future obligations under employee benefit plans, deferred tax valuation allowances, income tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of new guidance from January 1, 2011 did not have any impact on the Company’s unaudited consolidated financial statements since the number of multiple deliverable revenue arrangements is insignificant.

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

In September 2011, the FASB issued update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting the provisions of ASU 2011-08.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerators:
Net income	$8,391	$7,804	$25,226	$18,296

Denominators:
Basic weighted average common shares outstanding	30,293,114	29,302,862	29,926,846	29,221,668
Dilutive effect of share based awards	1,293,822	1,082,446	1,204,667	1,026,980

Diluted weighted average common shares outstanding	31,586,936	30,385,308	31,131,513	30,248,648

Weighted average common shares considered anti-dilutive in computing diluted earnings per share	316,675	546,088	458,113	768,689

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

Revenues and cost of revenues for each of the three months ended September 30, 2011 and 2010 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$83,176	$16,850	$100,026	$50,468	$17,117	$67,585
Cost of revenues (exclusive of depreciation and amortization)	50,961	10,794	61,755	29,606	10,978	40,584

Gross profit	$32,215	$6,056	$38,271	$20,862	$6,139	$27,001

Operating expenses			26,611			20,018
Other income			869			1,205
Income tax provision			4,138			384

Net income			$8,391			$7,804

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the nine months ended September 30, 2011 and 2010 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Outsourcing	Transformation		Outsourcing	Transformation
	Services	Services	Total	Services	Services	Total
Revenues	$208,751	$49,210	$257,961	$138,618	$44,095	$182,713
Cost of revenues (exclusive of depreciation and amortization)	126,532	31,439	157,971	81,786	27,730	109,516

Gross profit	$82,219	$17,771	$99,990	$56,832	$16,365	$73,197

Operating expenses			71,414			54,466
Other income			5,289			3,446
Income tax provision			8,639			3,881

Net income			$25,226			$18,296

5. Business Combinations, Goodwill and Intangible Assets

On May 31, 2011, the Company completed its acquisition of OPI, a Delaware corporation formerly organized as a Cayman Islands exempted company (the “OPI Acquisition”), pursuant to a Merger Agreement, dated as of April 30, 2011 (the “Merger Agreement”), with F&A BPO Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), OPI and Shareholder Representative Services LLC, a Colorado limited liability company. Under the terms of the Merger Agreement, Merger Sub merged with and into OPI and OPI survived as a wholly owned subsidiary of the Company (the “Merger”).

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

The total purchase price of the OPI Acquisition is as follows:

Enterprise Value	$91,000
Less: OPI debt as of the acquisition date	(7,045)
Add: Working capital baseline and other adjustments as of the acquisition date	16,968

Total purchase price	$100,923

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The Company’s preliminary purchase price allocation for OPI is as follows:

Amount
(In thousands)
Net tangible assets (liabilities)	$24,009
Identifiable intangible assets:
Customer relationships	16,600
Leasehold benefits	3,100
Trade names and Trademarks	1,800
Non-compete agreements	1,100
Goodwill*	54,314

Total purchase price	$100,923

*	Includes $14,000 deposited in escrow accounts in connection with the acquisition.

Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of acquisition. Accordingly, the Company may adjust the amounts recorded as of September 30, 2011 to reflect any revised valuations of the assets acquired or liabilities assumed. The customer relationships and leasehold benefits from the OPI Acquisition are being amortized over a weighted average life of 10.6 years and the remaining period of the lease (approximately 8 years), respectively. Similarly, trade names, trademarks and non-compete agreements are being amortized over a life of 3.0 years and 1.5 years, respectively.

During the three and nine months ended September 30, 2011, the Company recognized $0 and $1,139 of acquisition-related costs, related to the OPI Acquisition, which amounts are included under general and administrative expenses in the unaudited consolidated statements of income.

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

The unaudited financial information in the table below summarizes the combined results of operations of ExlService Holdings and OPI, on a pro forma basis, as though the companies had been combined as of January 1, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the OPI Acquisition had taken place on that date or of results that may occur in the future. The unaudited pro forma financial information for the three and nine months ended September 30, 2011 and 2010 combines the historical results for the Company for the three and nine months ended September 30, 2011 and 2010 and the historical results for OPI for the three and nine months ended September 30, 2011 and 2010.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total revenues	$100,026	$86,680	$294,742	$237,420
Net income	$8,391	$7,225	$28,074	$19,349
Earnings per share:
Basic	$0.28	$0.25	$0.94	$0.66
Diluted	$0.27	$0.24	$0.90	$0.64
Weighted-average number of shares used in computing earnings per share:
Basic	30,293,114	29,302,862	29,926,846	29,221,668
Diluted	31,586,936	30,385,308	31,131,513	30,248,648

Net income for the three and nine months ended September 30, 2011 and 2010 include adjustments for amortization of identifiable intangible assets recognized from the OPI Acquisition, Merger-related transaction costs including advisory and legal fees incurred which are directly attributable to the Merger, but which are not expected to have a continuing impact on the combined entity’s results and adjustment for changes to income tax expense as a result of the consummation of this transaction.

Our results of operations for three and nine months ended September 30, 2011 include $22,532 and $29,884 of revenues and $1,590 and $2,070 of net income, respectively, attributable to the revenues and net income of OPI since the OPI Acquisition was consummated.

Goodwill

The following table sets forth details of the Company’s goodwill balance as of September 30, 2011:

	Outsourcing	Transformation
	Services	Services	Total
Balance at January 1, 2010	$2,834	$16,785	$19,619
Goodwill arising from acquisitions	28,557	—	28,557
Purchase accounting adjustments (1)	(5,303)	—	(5,303)
Currency translation adjustments	497	—	497

Balance at December 31, 2010	26,585	16,785	43,370
Goodwill arising from OPI acquisition	54,314	—	54,314
Currency translation adjustments	(1,446)	—	(1,446)

Balance at September 30, 2011	$79,453	$16,785	$96,238

(1)	Represent adjustments related to the American Express Global Travel Service Center (“GTSC”) and Professional Data Management Again, Inc. (“PDMA”) acquisitions.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$33,098	$(3,638)	$29,460
Leasehold benefits	3,777	(575)	3,202
Developed technology	2,100	(298)	1,802
Non-compete agreements	1,300	(400)	900
Trade names and trademarks	2,700	(200)	2,500

	$42,975	$(5,111)	$37,864

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$16,595	$(1,726)	$14,869
Leasehold benefits	1,002	(257)	745
Developed technology	2,100	(140)	1,960
Non-compete agreements	200	(83)	117
Trade names and trademarks	900	—	900

	$20,797	$(2,206)	$18,591

Amortization expense for the three months ended September 30, 2011 and 2010 was $1,395 and $688, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $2,943 and $1,388, respectively. The weighted average life of intangible assets was 10.1 years for customer relationships, 6.8 years for leasehold benefits, 10.0 years for developed technology, 1.5 years for non-compete agreements and 3.0 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of September 30, 2011 and December 31, 2010.

Estimated amortization of intangible assets during the year ending September 30,
2012	$5,249
2013	$4,492
2014	$4,170
2015	$3,770
2016	$3,770

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

6. Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. The table excludes short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

As of September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$40,870	$—	$—	$40,870

Total	$40,870	$—	$—	$40,870

Liabilities
Derivative financial instruments	$—	$4,830	$—	$4,830

Total	$—	$4,830	$—	$4,830

As of December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$83,335	$—	$—	$83,335
Derivative financial instruments	—	4,214	—	4,214

Total	$83,335	$4,214	$—	$87,549

Liabilities	—	—	—	—

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

The Company had outstanding foreign exchange contracts totaling $206,630, GBP 9,143 and EUR 133 as of September 30, 2011 and totaling $166,030, GBP 8,434 and EUR 785 as of December 31, 2010. The Company estimates that approximately $2,883 of net derivative loss included in accumulated other comprehensive income (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2011. As of September 30, 2011, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty three months.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2011.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:

	September 30, 2011	December 31, 2010
Other current assets:
Foreign currency exchange contracts	$—	$3,171
Other assets:
Foreign currency exchange contracts	$—	$1,029
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$2,883	$—
Other non current liabilities:
Foreign currency exchange contracts	$1,505	$—

Derivatives not designated as hedging instruments:

	September 30, 2011	December 31, 2010
Other assets:
Foreign currency exchange contracts	$—	$14
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$442	$—

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended September 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$(5,835)	$2,628	Foreign exchange gain	$656	$917	Foreign exchange gain	$—	$—

Derivatives not designated	Location of Gain/(Loss) Recognized in Income	Amount of Gain/(Loss) Recognized in Income on Derivatives
as Hedging Instruments	on Derivatives	2011	2010
Foreign exchange contracts	Foreign exchange gain/ (loss)	$(3,713)	$1

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the nine months ended September 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified From AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$(2,865)	$3,366	Foreign exchange gain	$3,386	$2,141	Foreign exchange gain	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain / (Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		2011	2010
Foreign exchange contracts	Foreign exchange gain	$(2,937)	$932

8. Fixed Assets

The components of fixed assets, net of accumulated depreciation, consisted of the following:

	September 30, 2011	December 31, 2010
Owned Assets:
Network equipment, cabling and computers	$54,259	$50,282
Buildings	1,624	1,779
Land	1,062	1,164
Leasehold improvements	20,901	19,195
Office furniture and equipment	9,028	7,439
Motor vehicles	850	712
Construction in progress	3,036	2,006

	90,760	82,577
Less: Accumulated depreciation and amortization	(55,365)	(48,455)

	$35,395	$34,122

Assets under capital leases:
Network equipment, cabling and computers	$598	$—
Leasehold improvements	2,756	—
Office furniture and equipment	1,709	—
Motor vehicles	822	879

	5,885	879
Less: Accumulated depreciation and amortization	(277)	(268)

	$5,608	$611

Fixed assets, net	$41,003	$34,733

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Depreciation expense was $5,048 and $3,530 during the three months ended September 30, 2011 and 2010, respectively, and $13,462 and $9,760 during the nine months ended September 30, 2011 and 2010, respectively.

9. Comprehensive Income

The following table sets forth the change in the components of comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$8,391	$7,804	$25,226	$18,296
Other comprehensive income:
Unrealized (loss)/gain on effective cash flow hedges, net of taxes	(6,491)	1,711	(6,251)	1,225
Foreign currency translation adjustment	(12,441)	3,540	(11,457)	3,112
Retirement benefits, net of taxes	10	35	49	87

Total other comprehensive (loss)/income	(18,922)	5,286	(17,659)	4,424

Total comprehensive (loss)/income	$(10,531)	$13,090	$7,567	$22,720

10. Capital Structure

The Company has one class of common stock.

On September 19, 2011, the Company completed a public offering of its common stock. The Company sold 1,000,000 shares of its common stock and certain selling stockholders sold an aggregate of 3,000,000 shares of common stock at a price of $23.00 per share less underwriting discount. The Company received net proceeds of $21,573 from the offering.

During the nine months ended September 30, 2011, the Company acquired 61,299 shares of common stock for a total consideration of $1,439 in pursuance of an option agreement between the Company and Prudential Financial, Inc. (“Prudential”) dated July 1, 2004. The purchase price of $23.47 per share was the average closing price for the 30-day period on the Nasdaq Global Select Market preceding the date of exercise of options by Prudential. The shares acquired are held as treasury stock. During the three months ended September 30, 2011, the Company did not acquire any shares of common stock pursuant to the option agreement with Prudential.

During the nine months ended September 30, 2011, the Company also acquired 9,596 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $185. The shares acquired are held as treasury stock. During the three months ended September 30, 2011, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

11. Short Term Borrowings

On May 26, 2011, the Company entered into a credit agreement (the “Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Facility is comprised of a $50,000 revolving credit facility, including a letter of credit sub-facility, for a period of three years. The Company has an option to increase the commitments under the Credit Facility by up to an additional $25,000, subject to certain approvals and conditions as set forth in the Credit Facility.

Borrowings under the Credit Facility may be used for working capital and general corporate purposes. The Company repaid all amounts outstanding under the Credit Facility during the three months ended September 30, 2011 and, as of September 30, 2011, it did not have any borrowings under the Credit Facility. In connection with the financing, the Company incurred $446 as debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility using the effective interest method.

The Credit Facility is guaranteed by the Company’s domestic subsidiaries. The obligations under the Credit Facility are secured by all or substantially all of the assets of the borrower and its material domestic subsidiaries. The Credit Facility contains certain covenants including a restriction on indebtedness of the Company.

12. Employee Benefit Plans

The Company’s Gratuity Plan in India and the Philippines provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plan are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plan are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$297	$127	$686	$395
Interest cost	62	47	190	107
Actuarial loss	26	42	79	126

Net gratuity cost	$385	$216	$955	$628

Change in Plan Assets

Plan assets at January 1, 2011	$—
Actual contribution	1,123
Benefits paid	—
Actual return	—

Plan assets at September 30, 2011	$1,123

As of September 30, 2011, the Company had invested its plan assets with Life Insurance Corporation of India (“LIC”). The funds are primarily invested by LIC in government securities and money market instruments. Since the Company’s plan assets are managed by a third party fund administrator, the contributions made by the Company are pooled with other funds managed by such fund administrator and invested in accordance with the regulatory guidelines. Accordingly, data related to the fair value of the assets for the various categories of plan assets held and the classification of level of fair value under ASC 820-10 “Fair Value Measurements and Disclosure” specific to the funds contributed by the Company is not available.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The Company maintains the Exl Service Inc. 401(k) Plan, the Inductis 401(k) Profit Sharing Plan, OPI 401(k) Retirement Plan and the PDMA 401(k) Profit Sharing Plan (collectively, the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plans amounted to $179 and $80 during the three month periods ended September 30, 2011 and September 30, 2010, respectively, and $525 and $238 during the nine month periods ended September 30, 2011 and September 30, 2010, respectively.

During the three and nine month periods ended September 30, 2011 and 2010, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Three months ended September 30, 2011	$1,426
Three months ended September 30, 2010	$934
Nine months ended September 30, 2011	$3,676
Nine months ended September 30, 2010	$2,666

13. Leases

The Company finances its use of certain facilities, computer hardware, leasehold improvements, furniture, fixtures, office equipments and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of September 30, 2011 are as follows:

Year ending September 30,
2012	$2,538
2013	2,171
2014	1,667
2015	1,218
2016	618

Total minimum lease payments	8,212
Less: amount representing interest	1,336

Present value of minimum lease payments	6,876
Less: current portion	1,971

Long term capital lease obligation	$4,905

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending September 30,
2012	$9,325
2013	7,256
2014	5,902
2015	5,338
2016	3,144
2017 and thereafter	1,393

$32,358

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancellable and non-cancellable operating leases was $4,050 and $2,680 for the three months ended September 30, 2011 and 2010, respectively, and $10,253 and $7,038 for the nine months ended September 30, 2011 and 2010, respectively. Deferred rent as of September 30, 2011 and December 31, 2010 was $3,877 and $3,324, respectively.

14. Income Taxes

The Company recorded income tax expense of $4,138 and $384 for the three months ended September 30, 2011 and 2010, respectively, and $8,639 and $3,881 for the nine months ended September 30, 2011 and 2010, respectively. The effective rate of taxes increased from 4.7% during the three months ended September 30, 2010 to 33.0% during the three months ended September 30, 2011. The effective rate of taxes increased from 17.5% during the nine months ended September 30, 2010 to 25.5% during the nine months ended September 30, 2011. The increase in effective tax rate is primarily due to the expiry of a tax holiday period for most of the Company’s operating units in India, partially offset by a decrease due to the release of a valuation allowance on deferred tax assets of $1,961 related to the Company’s assessment that the deferred tax assets generated by certain of the Company’s operating units in India that were under a tax holiday period were more likely than not to be realized upon the expiration of the tax holiday period.

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of the Company’s operations centers in India qualified for an exemption from corporate tax under Section 10A or 10B of the Indian Income Tax Act. This exemption was available for a period of ten consecutive years beginning with the financial year in which the operations center began to manufacture or produce eligible goods and services and expired on April 1, 2011. As a result of the expiry of the tax holiday period, the tax holiday period for those of the Company’s operations centers in India that had not expired on April 1, 2010 expired on April 1, 2011. Therefore, profits generated from the services provided from such operations centers have become fully taxable and consequently, the Company’s tax expense will significantly increase in and after 2011.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At September 30, 2011, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on net operating loss carry forwards. The valuation allowance as of September 30, 2011 and December 31, 2010 was approximately $665 and $2,621, respectively.

The Indian subsidiaries of the Company are subjected to a Minimum Alternate Tax (“MAT”). However, the credit of the MAT paid is available for set off against the normal tax liabilities subject to payment of MAT. As of September 30, 2011 and December 31, 2010, deferred income taxes related to the MAT were approximately $2,901 and $4,157, respectively.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2011 through September 30, 2011:

Balance as of January 1, 2011	$4,136
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	752
Decreases related to current year tax positions	—
Effect of exchange rate changes	(409)

Balance as of September 30, 2011	$4,479

The unrecognized tax benefits as of September 30, 2011 of $4,479, if recognized, would impact the effective tax rate.

The Company has not recognized any interest and penalties during the three and nine months ended September 30, 2011. The unrecognized tax benefits may increase or decrease in the next 12 months depending on the Company’s tax positions.

15. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of revenue	$343	$453	$1,320	$1,457
General and administrative expenses	1,090	858	3,444	2,627
Selling and marketing expenses	727	810	2,523	2,268

Total	$2,160	$2,121	$7,287	$6,352

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.50	4.50	5.63	4.66
Risk free interest rate	1.41%	1.65%	2.23%	1.84%
Volatility	40%	45%	40%	44%

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	3,075,617	$12.17	$28,810	7.25
Granted	343,367	20.19
Exercised*	(314,491)	12.47
Forfeited	(55,790)	10.26

Outstanding at September 30, 2011	3,048,703	$13.00	$27,695	7.00

Vested and exercisable at September 30, 2011	1,448,246	$12.65	$13,777	6.07

Available for grant at September 30, 2011	2,752,552

*	Excludes 230,200 options exercised by Prudential Financial, Inc. (“Prudential”), in pursuance of an option agreement between the Company and Prudential dated July 1, 2004.

The unrecognized compensation cost for unvested options as of September 30, 2011 was $6,277, which is expected to be expensed over a weighted average period of 2.37 years. The weighted-average fair value of options granted during the three months ended September 30, 2011 and 2010 was $8.57 and $6.93, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2011 and 2010 was $8.15 and $7.03, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2011 is $467 and $2,603, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2010	235,885	$23.47	624,815	$18.13
Granted	—	—	433,972	20.64
Vested	(133,362)	22.01	(90,820)	18.10
Forfeited	(18,222)	25.45	(25,407)	19.12

Outstanding at September 30, 2011	84,301	$23.19	942,560	$19.27

As of September 30, 2011, unrecognized compensation cost of $15,857 is expected to be expensed over a weighted average period of 2.74 years.

16. Related Party Transactions

The Company provides services to Oak Hill Capital Partners, an affiliate of the Oak Hill Capital Partners, L.P., one of the Company’s significant stockholders. The Company recognized revenues of approximately $13 and $29 during the three months ended September 30, 2011 and 2010, respectively, and $48 and $67 during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company had an account receivable of $5 and $9, respectively, related to these services.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

17. Geographical Information

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
United States	$71,503	$48,175	$184,981	$131,055
United Kingdom	20,983	16,410	59,097	44,828
Rest of World	7,540	3,000	13,883	6,830

	$100,026	$67,585	$257,961	$182,713

	September 30,	December 31,
	2011	2010
Fixed assets, net
India	$36,079	$30,447
United States	1,106	1,143
Philippines	2,517	2,049
Rest of World	1,301	1,094

	$41,003	$34,733

18. Commitments and Contingencies

Fixed Asset Commitments

As of September 30, 2011, the Company had committed to spend approximately $4,064 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Certain of the Company’s delivery centers in India had been established as 100% Export-Oriented units under the “Export Import Policy” (the “Policy”) or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India that provided the Company with certain incentives on imported and indigenous capital goods. Under the Policy, these units were required to achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, the Company may be required to refund these incentives along with penalties and fines. However, management believes that these units will continue to achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

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

The details of the assessment orders as of September 30, 2011 are set forth below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)	Amount Deposited (Including additional Interest)	Bank Guarantee Issued (Including additional Interest)
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$1,985	$1,985	$—
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	1,924	1,924	—
Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,627	3,627	—
Exl India	2006-07	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2006-07 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,693	1,565	—
Exl India	2007-08	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2007-08 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	4,277	—	—
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	2,994	1,428	2,234
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	96	41	53
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	711	367	417
Exl Inc.	2006-07	The assessment order alleges that EXL Inc. has a permanent establishment in India.	1,220	—	—
OPI India	2004-05	The assessment order alleges the transfer price we applied to transactions between OPI India and OPI Inc., for the 2004-05 tax year was not appropriate and proposes certain adjustments to the methodology for computing the amount of the tax exemption.	198	198	—
OPI India	2005-06	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	14	14	—
OPI India	2006-07	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	37	18	—
OPI India	2007-08	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	94	—	—

			$20,870	$11,167	$2,704

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2011

(Unaudited)

(In thousands, except share and per share amounts)

Exl India, ExlService.com, Inc. (“Exl Inc.”) and by Outsource Partners International (India) Private Limited (“OPI India”) with the exception of those assessment orders disclosed above. There is a likelihood that the Company might receive similar orders for subsequent years until the above disputes are resolved. The assessment order for tax year 2007-08 for Exl India was received subsequent to September 30, 2011.

Amounts paid as deposits in respect of the assessments described above aggregating to $11,167 and $11,898 as of September 30, 2011 and December 31, 2010, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,704 as of September 30, 2011 and $2,963 as of December 31, 2010, respectively, are included in “Restricted cash” in the Company’s unaudited consolidated balance sheet as of September 30, 2011 and the audited consolidated balance sheet as of December 31, 2010.

19. Subsequent Events

On October 1, 2011, the Company closed the acquisition of Trumbull Services, LLC (“Trumbull”), a market leader in subrogation services for property and casualty insurers, from The Hartford Financial Services Group, Inc. (“Hartford”). With this acquisition, the Company strengthens its leadership position in the insurance industry with a highly skilled and experienced employee base and an advanced software platform, and immediately becomes a leading provider of complex insurance subrogation outsourcing services. The aggregate consideration paid to Hartford was $250 in cash, excluding adjustments for working capital.

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

We acquired OPI to strengthen our position as a provider of finance and accounting outsourcing services. At the time of the acquisition, OPI had over 3,700 professionals globally and approximately 80 clients. By combining our existing finance and accounting outsourcing and transformation capabilities with OPI’s end-to-end finance and accounting outsourcing capabilities and proprietary platforms, we intend to provide a comprehensive set of finance and accounting services to our clients. The merger also furthers a strategic objective of leveraging technology and proprietary intellectual property in our services to our client offerings.

We market our services directly through our sales and marketing and client management teams, which operate out of the U.S. and the U.K. We operate twelve operations centers in India and one operations center in each of Romania, the Philippines, the Czech Republic and the U.S. In addition to these operations centers, we also acquired three operations centers in India, two operations centers in Bulgaria, one operations center in Malaysia and two operations center in the U.S. as part of the OPI Acquisition. We are also in the process of expanding our operations center in the Philippines and some of our operations centers in India, including a significant expansion of our center located in a special economic zone in Noida, India, which is eligible for tax incentives.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three and nine months ended September 30, 2011, we had total revenues of $100.0 million and $258.0 million, respectively, compared to total revenues of $67.6 million and $182.7 million, respectively, in the three and nine months ended September 30, 2010, an increase of $32.4 million and $75.3 million, respectively, or 48.0% and 41.2%, respectively.

Revenues from outsourcing services increased from $50.5 million for the three months ended September 30, 2010 to $83.2 million for the three months ended September 30, 2011. The increase in revenues from outsourcing services of $32.7 million was primarily driven by revenues of $22.5 million from the OPI Acquisition and net volume increases from existing and new clients aggregating to $10.2 million. Revenues from outsourcing services increased from $138.6 million for the nine months ended September 30, 2010 to $208.8 million for the nine months ended September 30, 2011. The increase in revenues from outsourcing services of $70.2 million was primarily driven by revenues of $38.0 million from our acquisitions of American Express Global Travel Service Center (“GTSC”), Professional Data Management Again (“PDMA”) and OPI, revenues from a one-time payment of $2.2 million from a client with no associated costs, net volume increases from existing and new clients aggregating to $28.6 million and revenues of $1.4 million, primarily due to the appreciation of the Indian rupee and Czech koruna against the U.S. dollar during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Revenues from transformation services decreased marginally from $17.1 million for the three months ended September 30, 2010 to $16.8 million for the three months ended September 30, 2011. Revenues from new clients for transformation services were $0.1 million during both the three months ended September 30, 2011 and 2010. Revenues from transformation services increased from $44.1 million for the nine months ended September 30, 2010 to $49.2 million for the nine months ended September 30, 2011. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices. Revenues from new clients for transformation services were $0.4 million and $2.9 million during the nine months ended September 30, 2011 and 2010, respectively.

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

We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 71.5% and 21.0%, respectively, of our total revenues for the three months ended September 30, 2011 and approximately 71.3% and 24.3%, respectively, of our total revenues for the three months ended September 30, 2010. For the nine months ended September 30, 2011, these two regions generated approximately 71.7% and 22.9%, respectively, of our total revenues and approximately 71.7% and 24.5%, respectively, of our total revenues for the nine months ended September 30, 2010.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended September 30, 2011 and 2010, our total revenues from our three largest clients were $29.2 million and $27.1 million, respectively, accounting for 29.2% and 40.1% of our total revenues, respectively, during these periods. In the nine months ended September 30, 2011 and 2010, our total revenues from our three largest clients were $86.7 million and $75.3 million, respectively, accounting for 33.6% and 41.2% of our total revenues, respectively, during these periods.

We provide services to The Travelers Companies (“Travelers”), which represented $10.7 million, or 10.7%, and $31.0 million, or 12.0% of our total revenues for the three and nine months ended September 30, 2011, respectively, and $9.6 million, or 14.1%, and $26.6 million, or 14.6% of our total revenues for the three and nine months ended September 30, 2010, respectively, under a services agreement. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days’ prior notice.

We provide services to Centrica plc (“Centrica”), which represented $10.1 million, or 10.1%, and $29.9 million or 11.6%, of our total revenues for the three and nine months ended September 30, 2011, respectively, and $9.7 million or 14.3%, and $28.7 million or 15.7%, of our total revenues for the three and nine months ended September 30, 2010, respectively, under an agreement that is scheduled to expire in April 2012. Centrica may terminate the agreement without cause upon three months’ prior notice and payment of a breakup fee.

We provide services to subsidiaries of American Express Company (“American Express”) under (i) a master services agreement for our outsourcing services, which agreement cannot be terminated by American Express without cause and which provides us with a minimum volume commitment over a period of eight years and (ii) a master agreement for our transformation services, which agreement may be terminated by American Express without cause upon five days prior written notice. Our aggregate revenues from outsourcing services and transformation services provided to American Express represented $8.4 million, or 8.4%, and $25.8 million or 10.0% of our total revenues for the three and nine months ended September 30, 2011, respectively, and $7.9 million, or 11.6%, and $20.0 million or 11.0% of our total revenues for the three and nine months ended September 30, 2010, respectively.

We derived revenues from five and four new clients for our services in the three months ended September 30, 2011 and 2010, respectively, and thirteen and fourteen new clients for our services in the nine months ended September 30, 2011 and 2010, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended September 30, 2011 and 2010, 4.3% and 4.2%, respectively, of our revenues represent reimbursement of such expenses. For the nine months ended September 30, 2011 and 2010, 4.3% and 4.4%, respectively, of our revenues represent reimbursement of such expenses.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in million)		(in million)
Revenues(1)	$100.0	$67.6	$258.0	$182.7
Cost of revenues (exclusive of depreciation and amortization)(2)	61.7	40.6	158.0	109.5

Gross profit	38.3	27.0	100.0	73.2

Operating expenses:
General and administrative expenses(3)	13.3	10.5	36.1	29.2
Selling and marketing expenses(3)	6.9	5.3	18.9	14.1
Depreciation and amortization expenses(4)	6.4	4.2	16.4	11.2

Total operating expenses	26.6	20.0	71.4	54.5

Income from operations	11.7	7.0	28.6	18.7
Other income:
Foreign exchange gain	0.5	0.9	3.9	2.5
Interest and other income	0.3	0.3	1.3	1.0

Income before income taxes	12.5	8.2	33.8	22.2
Income tax provision	4.1	0.4	8.6	3.9

Net income	$8.4	$7.8	$25.2	$18.3

(1)	Revenues include reimbursable expenses of $4.3 million and $2.8 million for the three months ended September 30, 2011 and 2010, respectively, and $11.0 million and $8.0 million for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Cost of revenues includes $0.3 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $1.3 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 15 to our unaudited consolidated financial statements contained herein.
(3)	General and administrative expenses and selling and marketing expenses include $1.8 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively, and $6.0 million and $4.9 million for the nine months ended September 30, 2011 and 2010, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 15 to our unaudited consolidated financial statements contained herein.
(4)	Depreciation and amortization includes $1.4 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively, and $2.9 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively, of amortization of intangibles as described in Note 5 to our unaudited consolidated financial statements contained herein.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues. Revenues increased 48.0% from $67.6 million for the three months ended September 30, 2010 to $100.0 million for the three months ended September 30, 2011. Revenues from outsourcing services increased from $50.5 million during the three months ended September 30, 2010 to $83.2 million during the three months ended September 30, 2011. The increase in revenues from outsourcing services of $32.7 million was primarily driven by revenues of $22.5 million from the OPI Acquisition and net volume increases from existing and new clients aggregating to $10.2 million.

Revenues from transformation services decreased marginally from $17.1 million for the three months ended September 30, 2010 to $16.8 million for the three months ended September 30, 2011. Revenues from new clients for transformation services were $0.1 million during both the three months ended September 30, 2010 and 2011.

Cost of Revenues. Cost of revenues increased 52.2% from $40.6 million for the three months ended September 30, 2010 to $61.8 million for the three months ended September 30, 2011. The increase in cost of revenues was primarily due to an increase in employee-related costs of $19.1 million as a result of an increase in the number of personnel directly involved in providing services to our clients, including $12.7 million of employee-related costs related to the OPI Acquisition, and an increase in facilities, technology and other operating expenses by $5.1 million, primarily due to our acquisitions and new operating centers to support our revenue growth, and partially offset by the recognition of a one-time service tax refund of $3.1 million as a result of a change in an accounting estimate. As a percentage of revenues, cost of revenues increased from 60.0% for the three months ended September 30, 2010 to 61.7% for the three months ended September 30, 2011.

Gross Profit. Gross profit increased 41.7% from $27.0 million for the three months ended September 30, 2010 to $38.3 million for the three months ended September 30, 2011. The increase in gross profit was primarily due to an increase in revenues of $32.4 million, offset by an increase in cost of revenues of $21.2 million. Gross profit as a percentage of revenues decreased from 40.0% for the three months ended September 30, 2010 to 38.3% for the three months ended September 30, 2011, primarily due to the impact of our acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 27.7% from $15.8 million for the three months ended September 30, 2010 to $20.2 million for the three months ended September 30, 2011. The increase in SG&A expenses was primarily due to an increase in employee-related costs of $2.9 million, including $1.9 million of employee-related costs related to the OPI Acquisition and our continued investment in sales and client management personnel, an increase in facilities costs of $0.6 million, primarily related to the OPI Acquisition, and an increase in other SG&A costs of $0.9 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a percentage of revenues, SG&A expenses decreased from 23.4% for the three months ended September 30, 2010 to 20.2% for the three months ended September 30, 2011.

Depreciation and Amortization. Depreciation and amortization increased 52.7% from $4.2 million for the three months ended September 30, 2010 to $6.4 million for the three months ended September 30, 2011. The increase was primarily due to an increase in amortization of acquisition-related intangibles of $0.7 million, an increase in depreciation of $1.5 million, primarily related to our new operations centers and the OPI Acquisition. As we add more operations centers, we expect that our depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements. As a percentage of revenues, depreciation and amortization increased marginally from 6.2% for the three months ended September 30, 2010 to 6.4% for the three months ended September 30, 2011.

Income from Operations. Income from operations increased 67.0% from $7.0 million for the three months ended September 30, 2010 to $11.7 million for the three months ended September 30, 2011. The increase in income from operations was primarily due to an increase in gross profit by $11.3 million, offset by an increase in operating expenses of $6.6 million. As a percentage of revenues, income from operations increased from 10.3% for the three months ended September 30, 2010 to 11.7% for the three months ended September 30, 2011.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income and expense and other items. Other income decreased from $1.2 million for the three months ended September 30, 2010 to $0.9 million for the three months ended September 30, 2011, primarily as a result of net foreign exchange gain of $0.9 million during the three months ended September 30, 2010 compared to $0.5 million during the three months ended September 30, 2011, primarily attributable to the movement of the U.S. dollar against the Indian rupee and the U.K. pound sterling. Net interest income and other income increased by $0.1 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily due to higher interest income, offset by interest expense on our revolver credit facility and capital leases. The average exchange rate of the Indian rupee against the U.S. dollar was 46.42 during the three months ended September 30, 2011 compared to 46.14 during the three months ended September 30, 2010.

Provision for Income Taxes. Provision for income taxes increased from $0.4 million for the three months ended September 30, 2010 to $4.1 million for the three months ended September 30, 2011. The effective rate of taxes increased from 4.7% during the three months ended September 30, 2010 to 33.0% during the three months ended September 30, 2011. Refer to Note 14 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $7.8 million for the three months ended September 30, 2010 to $8.4 million for the three months ended September 30, 2011, primarily due to an increase in operating income of $4.7 million, offset by an increase in provision for income taxes of $3.7 million. As a percentage of revenues, net income decreased from 11.5% for the three months ended September 30, 2010 to 8.4% for the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues. Revenues increased 41.2% from $182.7 million for the nine months ended September 30, 2010 to $258.0 million for the nine months ended September 30, 2011. Revenues from outsourcing services increased from $138.6 million for the nine months ended September 30, 2010 to $208.8 million for the nine months ended September 30, 2011. The increase in revenues from outsourcing services of $70.2 million was primarily driven by revenues of $38.0 million from our acquisitions of GTSC, PDMA and OPI, revenues from a one-time payment of $2.2 million from a client with no associated costs, net volume increases from existing and new clients aggregating to $28.6 million and revenues of $1.4 million, primarily due to the appreciation of the Indian rupee and Czech koruna against the U.S. dollar during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Revenues from transformation services increased from $44.1 million for the nine months ended September 30, 2010 to $49.2 million for the nine months ended September 30, 2011. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices. Revenues from new clients for transformation services were $2.9 million and $0.4 million during the nine months ended September 30, 2010 and 2011, respectively.

Cost of Revenues. Cost of revenues increased 44.2% from $109.5 million for the nine months ended September 30, 2010 to $158.0 million for the nine months ended September 30, 2011. The increase in cost of revenues was primarily due to increases in employee-related costs of $36.8 million as a result of an increase in the number of personnel directly involved in providing services to our clients, including $21.6 million of employee-related costs related to our acquisitions, an increase in reimbursable expenses of $1.7 million (resulting in an increase in revenues), an increase in facilities, technology and other operating expenses by $9.4 million, primarily due to our new operations centers including our acquisitions to support our revenue growth, and an increase of $1.7 million due to the appreciation of the Indian rupee, the Czech koruna and the Philippine peso against the U.S. dollar, and partially offset by the service tax refund of $3.4 million during the nine months ended September 30, 2011 compared to the service tax refund of $2.2 million during the nine months ended September 30, 2010. As a percentage of revenues, cost of revenues increased from 59.9% for the nine months ended September 30, 2010 to 61.2% for the nine months ended September 30, 2011.

Gross Profit. Gross profit increased 36.6% from $73.2 million for the nine months ended September 30, 2010 to $100.0 million for the nine months ended September 30, 2011. The increase in gross profit was primarily due to an increase in revenues of $75.2 million, offset by an increase in cost of revenues of $48.5 million. Gross profit as a percentage of revenues decreased from 40.1% for the nine months ended September 30, 2010 to 38.8% for the nine months ended September 30, 2011, primarily due to the impact of our acquisitions.

Selling, General and Administrative Expenses. SG&A expenses increased 27.0% from $43.3 million for the nine months ended September 30, 2010 to $55.0 million for the nine months ended September 30, 2011. The increase in SG&A expenses was primarily due to an increase in salaries and personnel expenses of $8.5 million as a result of our continued investment in sales and client management personnel and including $2.5 million of employee-related costs related to the OPI Acquisition, an increase in legal and professional fees of $1.2 million, primarily related to our acquisitions, and an increase in other SG&A costs of $2.0 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a percentage of revenues, SG&A decreased from 23.7% for the nine months ended September 30, 2010 to 21.3% for the nine months ended September 30, 2011.

Depreciation and Amortization. Depreciation and amortization increased 47.2% from $11.2 million for the nine months ended September 30, 2010 to $16.4 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in amortization of acquisition-related intangibles of $1.5 million, an increase in depreciation of $3.5 million, primarily related to our new operations centers as a result of our acquisitions, and an increase of $0.2 million due to the appreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and facility build outs necessary to meet our service requirements. As a percentage of revenues, depreciation and amortization increased from 6.1% for the nine months ended September 30, 2010 to 6.4% for the nine months ended September 30, 2011.

Income from Operations. Income from operations increased 52.6% from $18.7 million for the nine months ended September 30, 2010 to $28.6 million for the nine months ended September 30, 2011. As a percentage of revenues, income from operations increased from 10.3% for the nine months ended September 30, 2010 to 11.1% for the nine months ended September 30, 2011. The increase in income from operations was primarily due to an increase in gross profit by $26.8 million, offset by an increase in operating expenses of $16.9 million.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income increased from an income of $3.5 million for the nine months ended September 30, 2010 to of $5.3 million for the nine months ended September 30, 2011, primarily as a result of net foreign exchange gain of $2.5 million during the nine months ended September 30, 2010 compared to the net foreign exchange gain of $3.9 million during the nine months ended September 30, 2011 attributable to movement of the U.S. dollar against the Indian rupee and the U.K. pound sterling relative to our foreign exchange hedged positions. Net interest income and other income also increased by $0.4 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to higher interest income, offset by interest expense on our revolver credit facility and capital leases. The average exchange rate of the Indian rupee against the U.S. dollar was 45.45 during the nine months ended September 30, 2011 compared to 45.86 during the nine months ended September 30, 2010.

Provision for Income Taxes. Provision for income taxes increased from $3.9 million for the nine months ended September 30, 2010 to $8.6 million for the nine months ended September 30, 2011. The effective rate of taxes increased from 17.5% for the nine months ended September 30, 2010 to 25.5% for the nine months ended September 30, 2011. Refer to Note 14 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $18.3 million for the nine months ended September 30, 2010 to $25.2 million for the nine months ended September 30, 2011, primarily due to an increase in operating income of $9.8 million and other income of $1.8 million, partially offset by an increase in the provision for income taxes of $4.8 million. As a percentage of revenues, net income decreased marginally from 10.0% for the nine months ended September 30, 2010 to 9.8% for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had $82.5 million in cash and cash equivalents and short-term investments.

Cash flows provided by operating activities increased from $23.7 million in the nine months ended September 30, 2010 to $40.5 million in the nine months ended September 30, 2011. Cash flows from net income adjusted for non-cash items increased by $9.4 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to an increase in net income of $6.9 million, an increase in depreciation, amortization and stock-based compensation expense of $6.2 million and an increase in unrealized foreign exchange gain of $3.7 million.

Cash flows from changes in working capital increased by $7.3 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to movement in other assets and accrued expenses, partially offset by accrued employee costs and accounts receivables. Our day sales outstanding was 52 days as of September 30, 2011 compared to 57 days as of December 31, 2010.

Cash flows used for investing activities increased from $55.3 million in the nine months ended September 30, 2010 to $100.7 million in the nine months ended September 30, 2011. The increase is primarily due to the payment of the purchase consideration of approximately $81.2 million (net of cash acquired of $19.7 million) for the OPI Acquisition during the nine months ended September 30, 2011 compared to $42.1 million paid for the acquisitions of GTSC and PDMA during the nine months ended September 30, 2010.

Cash flows provided by financing activities increased from $1.4 million in the nine months ended September 30, 2010 to $24.0 million in the nine months ended September 30, 2011. The increase is primarily due to proceeds from the issuance of common stock in a public offering of $22.0 million and proceeds from the exercise of stock options of $5.4 million during the nine months ended September 30, 2011 compared to $1.6 million during the nine months ended September 30, 2010.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $12.4 million of capital expenditures in the nine months ended September 30, 2011. We expect to incur capital expenditures of approximately $6 million to $9 million in the remainder of 2011 primarily to meet the growth requirements of our clients, including additions to our existing facilities and expanding our operations centers in Philippines and India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with the tax assessment orders issued against exl Service.com (India) Private Limited and ExlService.com, Inc., we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. Refer to Note 18 to our unaudited consolidated financial statements for further details.

On May 26, 2011, the Company entered into a credit agreement (the “Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Facility is comprised of a $50.0 million revolving credit facility, including a letter of credit sub-facility, for a period of three years. We repaid all amounts outstanding under the Credit Facility during the three months ended September 30, 2011 and, as of September 30, 2011, we did not have any borrowings under the Credit Facility. Borrowings under the Credit Facility may be used for working capital and general corporate purposes.

We anticipate that we will continue to rely upon cash from operating activities and the Credit Facility to finance our acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2011:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Capital leases	2.5	3.8	1.8	—	8.1
Operating leases	9.3	13.2	8.5	1.4	32.4
Purchase obligations	4.1	—	—	—	4.1
Other obligations(a)	0.9	1.7	1.5	2.2	6.3

Total contractual cash obligations(b)	$16.8	$18.7	$11.8	$3.6	$50.9

(a)	Represents estimated payments under the Company’s Gratuity Plan.
(b)	Excludes $4.5 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under ASC topic 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The revised guidance primarily provides two significant changes: (1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The adoption of new guidance from January 1, 2011 did not have any impact on the Company’s unaudited consolidated financial statements as the number of multiple deliverable revenue arrangements is insignificant.

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

In September 2011, the FASB issued update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting the provisions of ASU 2011-08.

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

During the nine months ended September 30, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

1.1	Underwriting Agreement, dated September 13, 2011, among the Company, certain stockholders named in Schedule II thereto, and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as the representatives of the underwriters listed in Schedule III thereto (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated September 19, 2011 (File No. 001-33089)).

31.1	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: November 8, 2011	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar
Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)