Form 10-K
period 2011-12-31
ExlService Holdings, Inc.
filed 2012-03-06
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of common stock held by non-affiliates was approximately $377,789,120.

As of February 29, 2012, there were 31,402,714 shares of the registrant’s common stock outstanding (excluding 330,852 shares held in treasury and 63,834 shares of restricted stock), par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2011.

PART I.

ITEM 1.	Business

We are a leading provider of outsourcing and transformation services and focus on providing our clients with a positive business impact and enhancing their long term financial value. We customize our services to improve the economics of business performance and transform organizations to be leaner and more flexible. Our outsourcing services provide front-, middle- and back-office processing services for our primarily U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, finance transformation and operations and process excellence services. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. We serve primarily the needs of Global 1000 companies in the insurance and healthcare, utilities, banking and financial services, transportation and logistics and travel sectors.

Our services for each of the sectors include:

We combine in-depth knowledge of the industry sectors in which we focus with proven expertise in transferring business operations to our offshore and onshore delivery centers, and administering and managing such operations. We have successfully transferred more than 780 processes covering a broad array of products and services to our operations centers, including approximately 150 new processes that were transferred to us in 2011.

Our largest clients in 2011 were The Travelers Companies, Inc. (Travelers), Centrica plc (Centrica), and American Express Company (American Express). Other clients include 68 global insurance and healthcare companies, 27 global banks and financial services companies, six European utility companies, seven transportation and logistics services providers and a global travel management company. Our operations centers are located in India, the Philippines, the Czech Republic, the U.S., Bulgaria, Malaysia and Romania. Our geographic footprint enables us to leverage a large pool of highly qualified and educated technical professionals who are able to handle complex processes and services that require functional skills and industry expertise.

While a majority of our professionals provide services in the English language, our operations in the Czech Republic, Bulgaria and Romania have provided us with multi-lingual delivery capabilities. We believe we can offer consistent high quality services at substantially lower costs than those available from U.S.- or U.K.-based in-house facilities or U.S.- or U.K.-based outsourcing providers. As of December 31, 2011, we had a headcount of approximately 18,900 employees, a substantial portion of whom are based in India. Our operations platforms are supported by a state-of-the-art infrastructure that can be expanded to meet each client’s needs. We market our services directly through our sales and marketing and client management teams, which operate outside of the U.S. and Europe. Our senior managers have extensive experience in the industry sectors on which we are focused and are well versed in the business practices of leading multinational corporations.

We believe our reputation for operational excellence is widely recognized by our clients and is an important competitive advantage. We use Lean and Six Sigma, which are data-driven methodologies for eliminating defects in any process, to identify process inefficiencies and improve productivity in client and support processes. We deliver continued process enhancements by soliciting and implementing process improvements from employees and through our proprietary software tools. As a part of our commitment to quality, information security and employee safety, several of our delivery centers are certified to various standards, such as the ISO 9001:2008 standard for quality management, the ISO 27001:2005 standard for our information security management system and the OHSAS 18001:2007 standard for our occupational health and safety management processes. Our client operations processes in our operations center in the Philippines are certified as compliant with the Payment Card Industry Data Security Standard. We have received an unqualified SSAE 16 (SOC I – Type II) report on general controls from Ernst & Young Pvt. Ltd., an affiliate of our independent registered public accounting firm, for several delivery centers and certain client operations processes.

Services

Outsourcing Services

Our outsourcing services are structured around industry-focused business process outsourcing (BPO) services, such as insurance and healthcare, utilities, banking and financial services, transportation and logistics and travel sectors, as well as cross-industry BPO services, such as finance and accounting services.

Insurance and Healthcare. Within the life insurance, property and casualty insurance, health and disability insurance and retirement services business lines, we have expertise in providing services in the areas of claims processing, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business processing, policy servicing, trades/sub-account transactions, add-on processing, premium audit, billing and collection and customer service. We have acquired significant experience in transferring and managing processes in these areas. As a result of our acquisition of Trumbull Services, LLC (Trumbull) on October 1, 2011 (the Trumbull Acquisition), we acquired the capability to provide subrogation services as well as access to a software platform called SubroSource™ for providing subrogation services to property and casualty insurers. In connection with our acquisition of Professional Data Management Again, Inc. (PDMA) in 2010, we acquired an insurance policy administration platform called LifePRO®. Approximately 40 insurance companies use LifePRO® to administer their life insurance, health insurance, annuities and credit life and disability insurance policies. Our services include:

Utilities. We have expertise in providing end-to-end back-office processing for customer operations, metering-related services and billing, debt recovery operations, imbalance management and account management. A large part of these services involves complex processing of transactions that cannot be managed by customary tools or methodologies. Our services include:

Banking and Financial Services. We have expertise in servicing and processing various banking products, including residential mortgage lending, retail banking, credit cards, consumer finance, commercial lending and investment management. Our services include:

Transportation and Logistics. We have expertise in processing transactions, including end-to-end supply chain management, warehousing, transloading, transportation management and international logistics services. Our services include:

Travel. We have expertise in managing and improving operational, financial and analytical functions for travel management companies. We offer similar services to other travel industry participants, such as airlines, hotels, cruise operators, global distribution systems companies and shipping. Our services include:

Finance and Accounting. We have expertise in providing finance and accounting services, including accounts payable, accounts receivable, inter-company reconciliations, financial and statutory reporting, treasury management and tax compliance. In connection with our acquisition of Business Process Outsourcing, Inc. (OPI) on May 31, 2011 (the OPI Acquisition), we enhanced our finance and accounting outsourcing capabilities and acquired proprietary technology tools. We also increased our onshore outsourcing presence in the U.S. Our services include:

Transformation Services

We offer a number of service offerings that we refer to collectively as transformation services. These offerings include decision analytics, finance transformation and operations and process excellence services.

These transformation services focus on helping our clients by improving their operating environments through cost reduction, enhanced efficiency, higher productivity, improved effectiveness of business decisions and improved risk and control environment within our clients’ operations whether or not they are outsourced to us. Our transformation services have enabled us to expand our client base by providing complementary service offerings to our clients and also to migrate clients into our BPO services. We have experienced a significant increase in demand for our annuity-based transformation services, which are engagements that are contracted for periods of one year or more. We actively cross-sell and, where appropriate, integrate our transformation services with our BPO services as part of an integrated solution for our clients. Our transformation services team is comprised of over 850 professionals who provide services at our clients’ locations or from our offshore delivery centers.

Decision Analytics

We offer decision analytics services, including data filtering, organization and synthesis, management information system reporting, trend and variance analysis, statistical and econometric modeling and economic and financial markets research. Our decision analytics services access and analyze large volumes of data from multiple sources in order to understand historical performance or behavior to predict particular outcomes. We utilize the insights that we generate to assist our clients in making better business decisions, which should lead to tangible financial benefits.

Our decision analytics services include analytical consulting, management consulting and analytical services. Analytical consulting and management consulting services include advising our clients on customer acquisition and retention, credit risk, customer data integration and fraud detection, marketing strategy, product and service strategy, volume forecasting, social media analytics, global resource optimization and scheduling. Analytical services include end-to-end marketing campaign management, advanced text mining, collections services, primary and secondary research, data management and actuarial analysis. Our offerings emphasize our expertise within our industry focus areas which are complemented by quantitative modeling, proprietary intellectual property, business intelligence techniques, technology tools and methodologies to deliver optimal results with faster turnaround times for our clients.

We deliver these services through a team of industry specialists and graduates with mathematical, statistical, engineering, economics, business or accounting backgrounds. Most of our decision analytics team members have received post-graduate degrees in business or other quantitative or financial disciplines. Our services include:

Finance Transformation

As part of our finance transformation services, we evaluate the efficiency, effectiveness and internal controls of our clients’ finance and accounting processes, systems and organization through various diagnostic methods. We also provide advisory and implementation support for process improvement, systems implementation, performance management, process consolidation and outsourcing.

We also offer governance, risk and compliance services as well as accounting and financial reporting advisory services. Our governance, risk and compliance services include compliance support, internal audit and controls monitoring services. Compliance support services include implementation and controls testing services that assist our clients with their efforts to comply with laws and regulations, such as the Sarbanes-Oxley Act of 2002, the Bank Holding Company Act of 1956, the EU’s Data Protection Directive and Solvency II standards, the regulations of the UK’s Financial Services Authority and industry standards such as the Payment Card Industry Data Security Standard. We also provide advisory services, which include support for our clients’ internal audit departments, design and implementation of enterprise and operational risk management programs, and risk and control analytics and reporting. In addition, we provide assistance with automation and monitoring of compliance programs and controls, implementation of specialized risk management compliance tools and services designed to optimize the efficiency and effectiveness of risk management and compliance processes.

Our accounting and financial advisory reporting services include transaction assurance, general accounting, financial reporting and finance and accounting process optimization services. Our transaction assurance services include account reconciliation and transaction data analysis. In addition, we provide financial statement analysis and preparation assistance for regulatory reports and filings. Many of our professionals who provide these services are certified accountants, internal auditors and process and technology experts. Our services include:

Operations and Process Excellence Services

We assist clients in understanding, controlling and improving their business processes with a view to improving effectiveness at optimized cost. We utilize Lean and Six Sigma methodologies to advise our clients on strategic cost management where we identify areas to reduce costs and subsequently manage the implementation of our recommendations. Our services also identify business processes that can be improved by documenting processes, creating standard operating procedures, defining metrics and evaluation criteria as well as creating customized dashboards and reporting using our proprietary methodology. By diagnosing existing processes, we are able to assist our clients in improving their processes by modifying, eliminating or automating certain activities.

Geographic and Segment Information

Please see the disclosures in Notes 4 and 16 to our consolidated financial statements for segment and geographic information regarding our business.

Business Strategy

Our goal is to continue to be a leading provider of outsourcing and transformation services in the industry sectors on which we are focused. Specific elements of our growth strategy include:

Creating Positive Business Impact for Clients by Offering a Broad Range of Outsourcing and Transformation Services

In servicing our clients, we seek to differentiate ourselves by emphasizing the broad range of outsourcing and transformation services that we provide, including BPO, decision analytics, finance transformation and operations and process excellence services. We believe that clients are increasingly viewing their service providers as long-term partners that provide a full range of service offerings. We intend to deploy a combination of operational levers such as analytics, technology platforms, Lean and Six Sigma methodologies as well as leverage our global geographical presence to create a positive business impact for our clients’ businesses. We intend to improve our clients’ businesses through tangible measures such as revenue enhancement, revenue leakage prevention, cost reduction, write-off reduction, expense leakage prevention and working capital reduction.

Utilizing Innovative Approaches in our Service Delivery to Enhance Margin Sustainability

We believe that we can better enhance our margin sustainability by utilizing innovative approaches in our service delivery. Successful innovative approaches will require the use of acquired or owned intellectual property, methodologies and analytical models as well as a range of proprietary technology tools, and licensed and software platforms. In this light, we have significantly increased our proprietary technology tools and platforms through a combination of acquisitions and in-house development. For example, our proprietary Freight Bill Audit and Payment platform automates the process of receiving and validating customer invoices, and processing exceptions for our clients in the transportation and logistics sectors. We also acquired the LifePRO® platform and obtained access to the SubroSourceTM platform for our clients in the insurance and healthcare sectors in connection with our respective acquisitions of PDMA and Trumbull. We also employ data-driven methodologies, such as Lean and Six Sigma, to better identify process inefficiencies and improve productivity in client and support processes.

In addition, we believe that the increased utilization of transaction-based pricing models, supplemented by these innovative tools and methodologies, may also enhance the sustainability of our margins while delivering increased value to our clients. Currently, a majority of our revenues are billed to our clients on a time and materials basis. We intend to increase the number of processes in which we utilize transaction-based pricing to better align our incentives with our clients, thereby assisting them with variable cost structures and driving service improvements.

Extending Our Industry Expertise

We have developed expertise in transferring and servicing more than 780 BPO processes to our operations centers, including more than 480 processes in the insurance and healthcare industry. This expertise continues to distinguish us from other providers of BPO services and has established our reputation as a leading provider of BPO services. We intend to continue to strengthen our processing capabilities by focusing on the more complex and value-enhancing services that are common to these sectors. We intend to selectively identify industry-specific technologies and intellectual property we can use to develop greater levels of domain expertise and provide a wide range of outsourcing and transformation services. Our industry-specific academics provide domain training to employees providing services to clients in those industries.

Continuing to Focus on Complex Processes

We intend to continue to leverage our industry expertise to provide increasingly more complex services for our clients. As a result of our established and developing industry expertise and knowledge of our clients’ businesses and processes, our employees are able to handle processes that are non-routine and that cannot be readily automated or transferred to other parties. Examples of our newest outsourcing processes include auditing of insurance premiums, providing support for clients who are underwriting business and personal insurance, analyzing invoices based on loss experience history, reviewing gas metering arrangements, verifying and settling cargo loss claims and calculating and recovering overpayments. Recent transformation services include proprietary solutions in social media analytics, healthcare analytics and advanced text mining capabilities.

Maintaining Our Focus on Large-scale, Long-term Relationships

We intend to continue to maintain our focus on large-scale, long-term client relationships. We believe there are significant opportunities for additional growth with our existing clients, and we seek to expand these relationships by increasing the depth and breadth of the services we provide. This strategy should allow us to use our in-depth client-specific knowledge to provide more fully integrated outsourcing and transformation services and develop closer relationships with our clients. However, we will also continue to initiate long-term relationships with small and medium sized companies in our focus industries and expand our relationships with such companies over time.

Expanding Our Client Base

We intend to develop long-term relationships that present recurring revenue opportunities with new clients by leveraging our industry experience and expanding our marketing activities in a manner designed to strengthen, encourage and accelerate long-term relationship building. We continue to target Global 1000 companies that have the most complex and diverse processes and, accordingly, stand to benefit significantly from our services. We believe that our geographically distributed network of operations centers will enable us to expand our client base and range of services. In developing new client relationships, we continue to be highly selective and seek industry-leading clients who are committed to long-term, strategic relationships with us.

Continuing to Invest in Operational Infrastructure

We intend to continue to invest in infrastructure, including human resources, process optimization and delivery platforms, to meet our growing client requirements. We intend to further refine and supplement the innovative methods we use to recruit, train and retain our skilled employees. We intend to continue focusing on recruiting highly qualified employees and developing our employees’ leadership skills through specialized programs, rigorous promotion standards, industry-specific training and competitive compensation packages that include incentive-based compensation. During 2011, we expanded our operation center located in a special economic zone (a SEZ) in Noida, India. We commenced operations in Hartford, Connecticut, Dallas, Texas Richmond, Virginia and Jersey City, New Jersey in the U.S., Bengaluru and Kochi in India, Sofia and Verna in Bulgaria and Kuala Lumpur in Malaysia.

Pursuing Strategic Relationships and Acquisitions

We intend to continue to selectively consider strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services or complement our business strategy. We also intend to selectively consider acquisitions, partnerships or investments that will expand the scope and effectiveness of our services by adding proprietary technology assets and intellectual property, add new clients or allow us to enter new geographic markets. On May 31, 2011, we acquired OPI, a leading global provider of finance and accounting outsourcing services with approximately 3,700 employees in the U.S., Europe and Asia serving roughly 80 clients. On October 1, 2011, we acquired Trumbull, a market leader in subrogation services for property and casualty insurance companies.

Other Information

ExlService Holdings, Inc. was incorporated in Delaware on October 29, 2002.

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the SEC) under the Securities Exchange Act of 1934, as amended (the Exchange Act). You may read and copy this information at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the EDGAR System.

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

The BPO Industry

BPO service providers work with clients to develop and deliver business operational improvements with the goal of achieving higher performance at lower costs. Outsourcing can enable organizations to enhance profitability and increase efficiency and reliability, permitting them to concentrate on their core areas of competence. BPO is a long-term strategic commitment for companies that, once implemented, is generally not subject to cyclical spending or information technology budget reductions. Organizations outsource their key business processes to third parties to reduce costs, improve process quality, handle increased transaction volumes and reduce redundancy. Increased global demand, cost improvements in international communications and the automation of many business services have created a significant opportunity for offshore business process service providers, and many companies are moving select office processes to providers with the capacity to perform these functions from overseas locations.

Companies have historically also used outsourcing to drive revenue growth by expanding service offerings that otherwise would be too costly to administer or through enhanced receivable collections that would not be cost-efficient to pursue using internal staff. We believe the demand for BPO services will be primarily led by industries that are transaction-driven and that require significant customer interactions, such as insurance and healthcare, utilities, banking and financial services, transportation and logistics and travel services. The high cost of servicing a large number of small customer accounts makes outsourcing a compelling strategic alternative for these industries.

Trend Toward Offshore Delivery of BPO Services

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

Sales and Marketing and Client Management

We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe and are supported by our business development team, which operates from the U.S. and India. In 2011, we strengthened our marketing efforts with new leadership, an expanded team and the execution of integrated marketing campaigns. The U.S.-based marketing team drives the marketing initiatives of sales and client management teams across industry verticals and domains.

Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, brand awareness and participation in industry forums and conferences in the U.S., Europe and India. Our sales, marketing and business development teams identify prospective clients based on selective criteria that apply our industry expertise to the prospective client’s business lines, goals and operating constraints, and qualify the long-term relationship potential with the client. Our client relationships vary from a single discrete process to multiple complex integrated processes.

Our client management team is responsible for managing client relationships, understanding client needs and developing customized services that create value for clients from our suite of outsourcing and transformation services. Each strategic client relationship is assigned a team that consists of members from the client management team, an operations delivery leader, a member of our transformation services group and a member of our technology team. Members of the client management team work closely with the delivery team to ensure high levels of client satisfaction and are also responsible for business expansion and revenue growth of their respective client accounts.

Our sales and client management professionals focus on identifying, qualifying and initiating discussions with our current and prospective clients. They operate collaboratively with our business development team which prepares responses to requests for proposals, hosts client visits to our facilities and coordinates due diligence on processes to be outsourced to us.

As of December 31, 2011, we employed 67 sales, marketing, business development and client management professionals in the U.S., India and Europe. Each professional has significant experience in global outsourcing and expertise in identifying outsourcing opportunities and process migration. Our sales, client management, marketing and business development teams work actively with our service delivery team as the sales process moves closer to the client’s final decision to either select or expand a service provider relationship. The client executive or sales executive works with the service delivery team to define the scope, services, assumptions and execution strategies for each proposed project and to develop project estimates, pricing and sales proposals. Senior management reviews and approves each proposal. The selling cycle varies depending on the type of service required, generally ranging from six months to eighteen months.

Members of our sales, client management, marketing and business development teams remain actively involved in a project through the execution phase. Each client team consists of a corporate sponsor, executive steering committee, operations leadership team and, in some cases, a dedicated human resources, technology and infrastructure team.

Clients

We currently have approximately 200 clients. Our largest clients in 2011 were Travelers, Centrica and American Express, which together accounted for approximately 31.8% of our total revenues in 2011. Other clients include 68 global insurance and healthcare companies, 27 global banks and financial services companies, six European utility companies, seven transportation and logistics services providers and a global travel management company. While we are developing relationships with new clients and expect to continue to diversify our client base, we believe that the loss of any of our three largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors—Risks Related to Our Business—We have a limited number of clients and provide services to few industries. In 2011, approximately 31.8% of our total revenues came from three clients.”

Our long-term relationships with our clients typically evolve from providing a single, discrete process into providing a series of complex, integrated processes across multiple business lines. For outsourcing services, we enter into long-term agreements with our clients with typical initial terms of between three and eight years. Agreements for transformation services generally have shorter initial terms. Each agreement is individually negotiated with the client.

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

We provide services to Centrica under a services agreement that expires in April 2015. Centrica has the option to extend the contract for two annual extension periods. This contract can be terminated by Centrica without cause upon three months prior notice and payment of a breakup fee. See “Item 1A. Risk Factors—Risks Related to Our Business—Our client contracts contain certain termination provisions that could have an adverse effect on our business, results of operations and financial condition.”

We provide services to American Express under a separate agreement for each of our outsourcing services and transformation services. The master services agreement for our outsourcing services provides a minimum volume commitment over a period of eight years until February 2018 and renews automatically for successive twelve month periods unless either we or American Express provides notice six months prior to the expiration of the initial term. The master services agreement for our outsourcing services cannot be terminated by American Express without cause. The master agreement for our transformation services may be terminated by American Express without cause upon five days prior written notice.

In addition, our agreements generally limit our liability to our clients to a maximum amount, subject in many cases to certain exceptions such as indemnification for third-party claims and breaches of confidentiality. In order to meet the specific needs of our clients, we enter into contracts with varying contractual provisions.

Competition

Competition in the BPO services industry is intense and growing. See “Item 1A. Risk Factors—Risks Related to Our Business—We face significant competition from U.S.-based and non-U.S.-based outsourcing and information technology companies and from our clients, who may perform outsourcing services themselves, either in-house, in the U.S. or through offshore groups or other arrangements.” Many companies, including certain of our clients, choose to perform some or all of their customer service, collections and back-office processes internally. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes is that we give companies the opportunity to focus on their core products and services while we focus on service delivery and operational excellence. We believe that clients who operate a hybrid business model—partnering with external BPO providers while handling other BPO functions in-house—have the opportunity to benchmark the performance of their internal BPO operations against ours.

We compete primarily against:

•	BPO service companies based in offshore locations, particularly India, such as Genpact Limited and WNS (Holdings) Limited;

•	the BPO divisions of large information technology, or IT, service companies and global BPO services companies, such as Accenture, Cognizant Technology Solutions and International Business Machines;

•	small, niche service providers that provide services in a specific geographic market, industry or service area; and

•	leading accounting and management consulting firms.

We compete against these entities by establishing ourselves as a service provider with deep industry expertise, superior operational capabilities and process expertise, and unique transformation service capabilities, which enables us to respond rapidly to market trends and the evolving needs of our clients in this sector. See

“—Business Strategy—Creating Positive Business Impact for Clients by Offering a Broad Range of Outsourcing and Transformation Services,” “—Extending Our Industry Expertise” and “—Continuing to Focus on Complex Processes.”

We expect that competition will increase. A significant part of our competitive advantage has historically been a wage cost advantage relative to companies in the U.S. and Europe and the ability to attract and retain highly experienced and skilled employees. We believe, however, that as a result of rising wage costs in India and other locations of our operations centers and the infrastructure improvements that are taking place in other emerging markets around the world, our ability to compete effectively will increasingly depend on our ability to provide high quality, on-time, complex services that require expertise in certain technical areas, to utilize proprietary tools, technologies and methodologies and to expand geographically.

Intellectual Property

We generally use our clients’ software systems and third-party software platforms to provide our services. We customarily enter into licensing and nondisclosure agreements with our clients and third parties with respect to the use of their software systems and platforms. Our contracts usually provide that all intellectual property created specifically for use of our clients will automatically be assigned to our clients.

Our principal intellectual property consists of proprietary software, proprietary and accessed platforms and the know-how of our management. We have received approvals for several trademark applications, including applications for our logo and mark, with the U.S. Patent and Trademark Office and the U.K. Trademark Office. In addition, we have filed trademark applications for certain marks in several jurisdictions. We consider our business processes and implementation methodologies to be confidential, proprietary information and to include trade secrets that are important to our business. Clients and business partners sign a nondisclosure agreement requiring confidential treatment of our information. Our employees are also required to sign confidentiality agreements as a condition to their employment.

Technology

We have a well-developed international telecommunications capacity to support our business operations. We use an international network from India, the Philippines, the Czech Republic, Bulgaria, Romania and Malaysia to connect to our points of presence in the U.S. and the U.K. Our networking and telecommunications hubs are situated in Sunnyvale, California, Jersey City, New Jersey and New York, New York, providing technology interface locations on the east and west coasts of the U.S. Our business continuity management plan includes plans to eliminate certain risks inherent in critical applications by building redundancies and resilience into the connectivity and telecommunications infrastructure, network, systems, power availability, transportation, physical security, and trained manpower availability, as well as utilizing distributed computing.

To increase stable data and telecommunications capacity, we lease bandwidth from a number of different providers globally. Currently, we have a bandwidth of over 620 megabits-per-second, or Mbps, in the U.S. and over 275 Mbps in the U.K. and Europe, which we believe is adequate for our business. We have implemented multiprotocol label switching and internet based connectivity across all processing centers and technology hubs, which should allow seamless transition from one center to the other in case of an outage.

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

Process Compliance and Management

We have an independent quality compliance team to monitor, analyze, provide feedback on and report process performance and compliance. In addition, we have a customer experience team to assess and improve end-customer experience for all processes. Currently, we have over 350 quality compliance analysts and customer experience analysts.

For some of our operations processes, we report process performance on B-ProMPT, a web-based application accessible by both our clients and us. B-ProMPT includes process control capabilities such as digital dashboards for evaluating process management and performance at any level within an organization, including tracking the individual performance of agents, supervisors and other employees. B-ProMPT includes advanced analytics capacity to provide Six Sigma-based process analysis, including trend analysis, distribution analysis and correlation analysis and tracking.

Employees

As of December 31, 2011, we had a headcount of approximately 18,900 individuals, a substantial portion of whom are based in India. We have approximately 600 employees in the U.S. and the U.K., approximately 1,500 employees in the Philippines and an aggregate of approximately 600 employees in the Czech Republic, Bulgaria and Romania. Our employees are not unionized. We have never experienced any work stoppages and believe that we enjoy good employee relations.

Hiring and Recruiting

Our employees are critical to the success of our business. Accordingly, we focus heavily on recruiting, training and retaining our professionals.

We have developed effective strategies that enable an efficient recruitment process. We have approximately 85 employees dedicated to recruitment. Some of the strategies we have adopted to increase efficiency in our hiring practices include online voice assessment and a centralized hiring center. Our hiring policies focus on identifying high quality employees who demonstrate a propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and interviews before we extend offers for employment. We also conduct extensive background checks on candidates, including criminal background checks as required by clients or on a sample basis. In addition, we perform random drug testing on the workforce on a regular basis. In 2011, we received more than 45,000 applications for employment and hired approximately 9,000 new professionals. We also have an employee referral program that provides us with a cost effective way of accessing qualified potential employees.

We offer our professionals competitive compensation packages that include significant incentive-based compensation and offer a variety of benefits, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within some of our operations centers. Our turnover rate for billable employees—employees who execute business processes for our clients following the completion of our six-month probationary period—has reduced from approximately 34.4% for the year ended December 31, 2010 to approximately 31.2% for the year ended December 31, 2011. The reduced turnover rate is largely attributable to an increase in employee engagement initiatives and reduced employment opportunities as a result of the economic environment in India and the Philippines, where a substantial portion of our professionals are based. However, as competition in our industry increases, our turnover rate could increase. See “Item 1A. Risk Factors—Risks Related to Our Business—We may fail to attract and retain enough sufficiently trained professionals to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”

Training and Development

We dedicate significant resources to the training and development of our professionals. On December 31, 2011, we had over 290 certified trainers. Our trainers work with professionals in our recruitment, operations and quality control teams to create an end-to-end process for value addition, skill evaluation, skill enhancement and certification. We also use training to provide continuity by linking skill assessment at the point of recruitment to subsequent assessment and on-the-job training.

We customize our training to country, client, industry and service, closely collaborating with the client throughout the training process. Approximately 4,000 employees received training for the insurance and healthcare industry and processes at the insurance academy established by us in 2009. Our finance and accounting academy, inaugurated in November 2011, has trained approximately 200 employees in basic accounting, payroll and taxation. Training for new employees includes culture, voice and accent training. We also have ongoing training that includes refresher training programs and personality development programs. We develop our employees’ leadership skills through various capability development programs, talent identification and performance management mechanisms, and significant monetary and non-monetary incentives. In 2011, we placed an increased focus on capability development initiatives using an electronic learning platform to supplement our traditional instructor led programs. The overall participation in various programs administered in 2011 resulted in approximately 32,000 days of training and covered over 9,000 employees. We have also created career development programs for our middle and junior level management employees, helping them define and identify their career paths within the company. In 2011, we provided training to over 1,200 of our junior and middle managers at the EXL School of Management Development, which was launched in 2010.

In February 2012, we inaugurated the EXL Center for Talent in Noida, India, our first facility exclusively dedicated to recruitment, capability enhancement and talent development.

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

We are one of the few service providers that can provide third-party administrator insurance services from India in 44 states of the U.S. and from the Philippines in 19 states of the U.S., having been licensed or exempted from, or not subject to, licensing in each of those states, which may help make us an attractive service provider to future clients. Additionally, we are also licensed to provide third-party administrator services from the U.S. in 30 states of the U.S.

Our debt collection services may be subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities within a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services from India in all but two states in the U.S. and from the Philippines in 35 states of the U.S. that have non-exempt requirements and have separate conditional exemptions with respect to our ongoing collection obligations.

Our operations are also subject to compliance with a variety of other laws, including federal and state regulations, that apply to certain portions of our business, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the HITECH Act of 2009, the Truth in Lending Act, the Fair Credit Billing Act and U.S. Federal Deposit Insurance Company, or FDIC, rules and regulations. We must also comply with applicable regulations relating to healthcare and other personal information that we process as part of our services. Additionally, our client contracts may specify other regulatory requirements we must meet in connection with the services we provide. We provide our employees with training for applicable laws and regulations.

Regulation of our business by the Indian government affects us in several ways. We previously benefited from certain tax incentives promulgated by the Indian government, including a tax holiday from Indian corporate income taxes for the operation of some of our Indian operations centers. The tax benefit for some of our operations centers in India had already expired in 2010 and for most of our other operations centers expired on April 1, 2011. Our operations centers in Jaipur and Noida, which were established in SEZs in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, we also acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. The operations center in Bengaluru will complete its first five years of operations on March 31, 2012. Under the tax regulations, the Bengaluru operations center will be entitled to a 50% tax exemption on profits from April 1, 2012, after which there will be an increase in the tax expense for such center. We anticipate establishing additional operations centers in SEZs in the future. We also benefit from certain tax incentives for our operations in the Philippines. See “Item 1A. Risk Factors—Risks Related to the International Nature of our Business—Our financial condition could be negatively affected if foreign governments reduce or withdraw tax benefits and other incentives currently provided to companies within our industry, or if the same are not available for other reasons.” Our subsidiaries in India are also subject to certain currency transfer restrictions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange” and “—Income Taxes.”

ITEM 1A.	Risk Factors

Risks Related to Our Business

We have a limited number of clients and provide services to few industries. In 2011, approximately 31.8% of our total revenues came from three clients.

We have derived and believe that we will continue to derive a substantial portion of our total revenues from a limited number of large clients. In 2011, our three largest clients Travelers, Centrica and American Express, accounted for approximately 31.8% of our total revenues. We generated 11.6% of our total revenues in 2011 from Travelers, 10.8% of our total revenues in 2011 from Centrica and 9.4% of our total revenues in 2011 from American Express. We provide services to Travelers under a services agreement and work assignments and orders generated thereunder. Although the services agreement does not have a fixed term, the work assignments and work orders expire in December 2013 and renew every year thereafter unless either party elects not to renew within a specified period before the next renewal date. Travelers may terminate the services agreement, or any work assignment or work order, without cause upon 60 days prior notice. We provide services to Centrica under an agreement that expires in April 2015. Centrica will have the option to extend the contract for two annual extension periods. This contract can be terminated by Centrica without cause upon three months prior notice and payment of a breakup fee. We provide services to American Express under a separate agreement for each of our BPO services and our transformation services. The agreement for transformation services can be terminated by American Express without cause upon five days prior written notice. We expect that a significant portion of our total revenues will continue to be contributed by a limited number of large clients in the near future. The loss or financial difficulties of either of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flows.

General economic and business conditions could negatively affect our business in multiple ways.

The recent global economic downturn adversely impacted companies in the industries to which we provide services, including the banking, financial services and insurance industries. In 2011, approximately 55.1% of our total revenues were derived from clients in those industries, including 48.5% of our total revenues that were derived from clients in the insurance industry. Our business largely depends on continued demand for our services from clients and potential clients in these industries. Adverse developments in these industries or the other select industries to which we provide services could further unfavorably affect our business. In particular, we currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the U.S. Any future decreases in the general level of economic activity, such as decreases in business and consumer spending, could result in a decrease in demand for our services, particularly our transformation services, thus reducing our revenue. Continued high unemployment rates in the U.S. could also adversely affect the demand for our services. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services to decline.

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

Our industry may not develop in ways that we currently anticipate due to negative public reaction in the U.S. and elsewhere to offshore outsourcing, recently proposed legislation or otherwise.

We have based our strategy of future growth on certain assumptions regarding our industry and future developments in the market for outsourcing services. For example, we believe that there will continue to be changes in product and service requirements, and investments in the products offered by our clients will continue to increase. However, the trend to outsource business processes may not continue and could reverse. Offshore outsourcing is a politically sensitive topic in the U.S. and elsewhere, and many organizations and public figures have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the U.S. and elsewhere. In addition, there has been limited publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends would harm our ability to compete effectively with competitors that operate out of facilities located in the U.S. and elsewhere.

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the U.S. For example, legislation has been proposed that would require offshore providers to identify where they are located and that would require notice to individuals whose personal information is disclosed to non-U.S. companies. In addition, recently introduced bills have proposed providing tax and other economic incentives for companies that create employment in the U.S. by reducing their offshore outsourcing. Other bills have proposed requiring call centers to disclose their geographic locations, requiring notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, requiring disclosures of companies’ foreign outsourcing practices or restricting U.S. private sector companies that have federal government contracts, federal grants or guaranteed loan programs from outsourcing their services to offshore service providers. Because most of our clients are located in the U.S., any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could adversely impact our ability to do business with U.S. clients and have a material and adverse effect on our business, results of operations, financial condition and cash flows.

In other countries, such as the U.K., which comprised 22.0% of our total revenues in 2011, there has also been some negative publicity and concern expressed regarding the possible effect of job losses caused by outsourcing. Legislation enacted in the U.K. provides that if a company transfers or outsources its business or a part of its business to a transferee or a service provider, the employees who were employed in such business are entitled to become employed by the transferee or service provider on the same terms and conditions as they had been employed before the transfer. The dismissal of such employees as a result of such transfer of business is deemed unfair dismissal and entitles the employees to compensation. As a result, we may become liable for redundancy payments to the employees of our clients in the U.K. who outsource business to us. We are generally indemnified in our existing contracts with clients in the U.K. to the extent we incur losses or additional costs due to the application of this legislation to us, and we intend to obtain indemnification in future contracts with clients. However, if we are unable to obtain indemnification in future contracts with clients, we may be liable under any agreements we enter into in the future with U.K. clients. Similar legislation has also been enacted in certain other European jurisdictions.

Our client contracts contain certain termination and other provisions that could have an adverse effect on our business, results of operations and financial condition.

Most of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations could result in a cancellation or non-renewal of a contract or a decrease in business provided to us. We may not be able to replace any client that elects to terminate or not renew its contract with us, which would reduce our revenues. For example, we provide services to Travelers under a services agreement that Travelers may terminate without cause upon 60 days prior notice, we provide services to Centrica under an agreement that can be terminated by Centrica without cause upon three months prior notice and payment of a breakup fee and we provide transformation services to American Express under an agreement that can be terminated by American Express without cause upon five days prior written notice. We generated 11.6% of our total revenues in 2011 from Travelers, 10.8% of our total revenues in 2011 from Centrica and 9.4% of our total revenues in 2011 from American Express. The termination of any of these contracts with or without cause could have a material adverse impact on the predictability of our expected revenue stream.

A limited number of our contracts allow a client, in certain limited circumstances, to request a benchmark study comparing our pricing and performance with that of an agreed list of other service providers for comparable services. Based on the results of the study and depending on the reasons for any unfavorable variance, we may be required to make improvements in the services we provide or reduce the pricing for services on a prospective basis to be performed under the remaining term of the contract or our client could elect to terminate the contract, which could have an adverse effect on our business, results of operations and financial condition. Many of our contracts contain provisions that would require us to pay penalties to our clients and/or provide our clients with the right to terminate the contract if we do not meet pre-agreed service level requirements or if we do not provide certain productivity benefits. Failure to meet these requirements or accurately estimate the productivity benefits could result in the payment of significant penalties by us to our clients which in turn could have a material adverse effect on our business, results of operations and financial condition. Some of our contracts with clients specify that if a change of control of our company occurs during the term of the contract, the client has the right to terminate the contract. These provisions may result in our contracts being terminated if there is such a change in control, resulting in a potential loss of revenues. In addition, these provisions may act as a deterrent to any attempt by a third party to acquire our company.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.

The BPO industry is very labor intensive and our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographic areas in which we operate. The industry, including us, experiences high employee turnover. In 2011, our turnover rate for billable employees was approximately 31.2%. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. Increased competition for these professionals, in the BPO industry or otherwise, could have an adverse effect on us. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to provide BPO services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins, and could lead to a decline in demand for our services. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process. However, high turnover rates do increase our cost of revenues and therefore impact our profit margins due to higher recruitment, training and retention costs as a result of maintaining larger hiring, training and human resources departments and higher operating costs due to having to reallocate certain business processes among our operations centers where we have access to the skilled workforce needed for the business. In 2011, we incurred approximately $3.1 million on recruitment and approximately $1.3 million on training costs due to employee turnover, thereby increasing our costs and reducing our profit margins for that period by $4.4 million.

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

We have a long selling cycle for our BPO services, which requires significant investment of capital, resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services, including testing our services for a limited period of time, and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our selling cycle, which generally ranges from six to eighteen months, is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes. In addition, we may not be able to successfully conclude a contract after the selling cycle is complete.

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

Most of our BPO contracts use a pricing model that provides for hourly or annual billing rates. Industry pricing models are evolving, however, and we anticipate that clients may increasingly request transaction-based or other pricing models. If we are unable to obtain operating efficiencies or if we make inaccurate assumptions for contacts with transaction-based pricing, our profitability may be negatively affected. If we are unable to adapt our operations to evolving pricing protocols, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

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

Our profitability will suffer if we are not able to appropriately price our services or manage our asset utilization levels.

Our profitability is largely a function of the efficiency with which we utilize our assets, and in particular our people and our operations centers, and the pricing that we are able to obtain for our services. Our asset utilization levels are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, attract, train and retain employees, forecast demand for our services and maintain an appropriate headcount in each of our locations, as well as our need to dedicate resources to employee training and development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, substantial price competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, our ability to estimate resources for long-term pricing, margins and cash flows for long-term contracts and general economic and political conditions. Therefore, if we are unable to appropriately price our services or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition.

Our transformation services are cyclical and based on specific projects involving short-term contracts.

Our transformation services, such as our decision analytics, finance transformation and operations and process excellence services, are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of legislation applicable to our clients could have a significant impact on certain service offerings of our finance transformation services business.

In addition, a majority of our transformation services consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from these businesses.

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

Our period-to-period results have in the past and may also in the future fluctuate due to other factors, including client losses, delays or failure by our clients to provide anticipated business, variations in employee utilization rates resulting from changes in our clients’ operations, delays or difficulties in expanding our operations centers and infrastructure (including hiring new employees or constructing new operations centers), changes to our pricing structure or that of our competitors, currency fluctuation, seasonal changes in the operations of our clients and other events identified in this Annual Report on Form 10-K. Our revenues are also affected by changes in pricing under our contracts at the time of renewal or by pricing under new contracts. For example, because the majority of our revenues are denominated in U.K. pounds sterling or U.S. dollars while most of our expenses are incurred and paid in Indian rupees and the Philippine peso, our revenues can decrease or increase significantly if the exchange rates among the Indian rupee, the U.K. pound sterling, the Philippine peso and the U.S. dollar fluctuate significantly. In addition, most of our contracts do not commit our clients to provide us with a specific volume of business. These factors may make it difficult to make accurate financial forecasts or replace anticipated revenues that we do not receive as a result of delays in implementing our services or client losses. If our actual results do not meet any estimated results that we announce, or if we underperform market expectations as a result of such factors, trading prices for our common stock could be adversely affected.

Our senior management team is critical to our continued success and the loss of one or more members of our senior management team could harm our business.

Our future success substantially depends on the continued services and performance of the members of our management team and other key employees possessing technical and business capabilities, including industry expertise, that are difficult to replace. Specifically, the loss of the services of Rohit Kapoor, our President and Chief Executive Officer, could seriously impair our ability to continue to manage and expand our business. There is intense competition for experienced senior management and personnel with technical and industry expertise in the industry in which we operate, and we may not be able to retain these officers or key employees. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable and in any event these agreements do not ensure the continued service of these executive officers. Mr. Kapoor and certain of his affiliates have certain registration rights with respect to their shares of common stock.

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

Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations. We have fifteen operations centers in India, five operations centers in the U.S., two operations centers in Bulgaria and one in each of the Philippines, Romania, the Czech Republic and Malaysia. Our headcount has increased from approximately 1,800 on December 31, 2002 to approximately 18,900 on December 31, 2011. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated growth of our business. We inaugurated a new operations center in the Philippines in January 2012 and are in the process of expanding some of our operations centers in India. We are also continuing to look for operations centers at additional locations outside of our current operating geographies. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may engage in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations and financial condition.

As part of our business strategy, we intend to continue to selectively consider acquisitions or investments, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to expand the scope of our existing services we provide, add new clients or to enter new geographic markets. We have made acquisitions in the past, including our acquisitions in 2010 of the American Express Global Travel Services Center located in Gurgaon, India and PDMA, developer of the LifePRO® insurance policy administration platform, and our acquisitions in 2011 of OPI and Trumbull. There can be no assurance that we will successfully identify suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to finance potential acquisitions or be able to consummate any desired transactions. Our failure to close transactions with potential acquisition targets for which we have invested significant time and resources could have a material adverse effect on our financial condition and cash flows.

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

Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, and other transition services to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India have historically been significantly lower than wage costs in the U.S. and Europe for comparably skilled professionals, which has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for BPO services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the U.S. and Europe, which may reduce this competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing transformation services than for employees performing BPO services. As the scale of our transformation services increases, wages as a percentage of revenues will likely increase. To the extent that we are not able to control or share wage increases with our clients, wage increases may reduce our margins. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. Additionally, because a majority of our employees are based in India and paid in Indian rupees, while our revenues are primarily in U.S. dollars and U.K. pounds sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar fluctuate significantly.

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

We face significant competition from U.S.-based and non-U.S.-based outsourcing and information technology companies and from our clients, who may perform outsourcing services themselves, either in-house, in the U.S. or through offshore groups or other arrangements.

The market for outsourcing services is highly competitive, and we expect competition to intensify and increase from a number of sources. We believe that the principal competitive factors in our markets are breadth and depth of process expertise, knowledge of industries served, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price and sales and client management capabilities. We also face competition from non-U.S.-based outsourcing and IT companies (including those in the U.K. and India) and U.S.-based outsourcing and IT companies. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes, such as cloud computing, will result in new and different competition for our services. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and future competitors have greater financial, personnel and other resources, a broader range of service offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that we are required to modify the terms of our relationship with clients or that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could harm our business, results of operations, financial condition and cash flows.

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

The services we provide are often critical to our clients’ businesses, and any failure to provide those services could result in a reduction in revenues or a claim for substantial damages against us, regardless of whether we are responsible for that failure. Most of our agreements with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client or errors made by our employees in the course of delivering services to our clients could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us. Additionally, we could incur certain liabilities if a process we manage for a client were to result in internal control failures or impair our client’s ability to comply with its own internal control requirements. Under a majority of our agreements with our clients, our liability for breach of certain of our obligations is generally limited to actual damages suffered by the client and is typically capped at the greater of an agreed amount or the fees paid or payable to us for a period of time under the relevant agreement. These limitations and caps on liability may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients or liability for breaches of confidentiality, are generally not limited under those agreements. Our agreements are governed by laws of multiple jurisdictions, therefore the interpretation of such provisions, and the availability of defenses to us, may vary, which may contribute to the uncertainty as to the scope of our potential liability.

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

Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect our rights in these various intellectual properties, we rely upon a combination of nondisclosure and other contractual arrangements as well as trade secret, copyright and trademark laws. We also generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to and distribution of our proprietary information. We also have submitted and expect to continue to submit U.S. federal and foreign trademark applications for the names of certain service offerings. We may not be successful in maintaining or obtaining trademarks for these trade names. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of other foreign countries, including the laws of the U.S. There can be no assurance that the laws, rules, regulations and treaties in effect in the U.S., India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may not be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations and financial condition.

Our client contracts generally require our clients to indemnify us for any breaches of intellectual property or licenses to third party software when our clients provide such access to us. Although we believe that we are not infringing on the intellectual property rights of others, claims may nonetheless be asserted against us in the future. The costs of defending any such claims could be significant, and any successful claim may require us to modify, discontinue or rename any of our services. Any such changes may have a material adverse effect on our business, results of operations and financial condition.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

We are typically required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. As a result, we are subject to various data protection and privacy laws in countries in which we operate. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential. We devote substantial resources to maintaining adequate levels of cybersecurity and to protecting confidential client and customer data. However, any network infrastructure may be vulnerable to rapidly evolving cyber attacks. If any person, including any of our employees, penetrates our network security or otherwise mismanages or misappropriates sensitive data, we could be subject to significant liability and lawsuits from our clients or their own customers for breaching contractual confidentiality provisions or privacy laws. We have obtained privacy and network security insurance for claims related to breaches of our privacy and network security, including unauthorized access to or disclosure of sensitive data, suspension or interruption of our network infrastructure, transmission of computer viruses or failure to comply with our privacy and network security procedures. However, such coverage may not be adequate or may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claims. Cyber attacks penetrating the network security of our data centers could also have a negative impact on our reputation and client confidence, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may not be fully insured for all losses we may incur.

Although we attempt to limit and mitigate our liability for damages arising from negligent acts, errors or omissions through contractual provisions, limitations of liability set forth in our contracts may not be enforceable in all instances or may not otherwise protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, are generally not limited under those agreements. Although we have general liability insurance coverage, including coverage for errors or omissions, property damage or loss and breaches of privacy and network security, that coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

Oak Hill Capital Partners, L.P and certain of its affiliates and Rohit Kapoor exercise significant influence over us, and their interests in our business may be different than yours.

A majority of the issued and outstanding shares of our common stock are currently beneficially owned by Oak Hill Capital Partners, L.P. (Oak Hill) and certain of its affiliates and our President and Chief Executive Officer, Rohit Kapoor. As of December 31, 2011, Oak Hill and certain of its affiliates beneficially owned 5,542,504 shares (or 17.8%) of our outstanding common stock; and Mr. Kapoor and certain trusts for his benefit and that of his family collectively beneficially owned 1,741,697 shares (or 5.6%) of our outstanding common stock. Accordingly, each of these parties can exercise significant influence over our business policies and affairs and all matters requiring a stockholders’ vote, including the composition of our board of directors, the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of substantially all of our assets. This concentration of ownership also may delay, defer or even prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may conflict with your interests.

We do not intend to pay dividends in the foreseeable future, and, because we are a holding company, we may be unable to pay dividends.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions under our credit agreement, business prospects and other factors that our board of directors considers relevant. Furthermore, because we are a holding company, any dividend payments would depend on the cash flow of our subsidiaries. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate.

We may choose to expand operations to additional countries and may not be successful in maintaining our current profit margins in our new locations due to factors beyond our control.

We are currently continuing to evaluate additional locations outside our current operating geographies in which to invest in an operations center. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

We may increase the range of services that we provide to our clients and our business and future prospects are difficult to evaluate.

We are exploring opportunities to provide services that we have not provided to date. Should we decide to expand our service offerings, our results of operations may be negatively affected during any transition or growth period before such offerings achieve profitability. For example, we may need to expand our training of our existing employees or recruit new, specially-trained employees to provide these services, which could increase our costs of revenues disproportionately to the revenues generated by such services. Other challenges we may face include the diversion of our management’s attention, attracting and retaining clients for such services, integrating any new services into our current suite of services and managing any resulting growth in our operations.

Failure to adhere to the regulations that govern our business could have an adverse impact on our operations.

Our clients are often subject to regulations that may require that we comply with certain rules and regulations in performing services for them that would not otherwise apply to us. Debt collection services, for example, may be subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many U.S. states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities in a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services in the U.S. from India in all but two U.S. states and from the Philippines in 35 U.S. states that have non-exempt requirements and have separate conditional exemptions with respect to our ongoing collection obligations. If we do not maintain our licenses or other qualifications to provide our services, we may not be able to provide services to existing customers or be able to attract new clients and could lose revenues, which could have a material adverse effect on our business. Other U.S. federal laws and regulations that apply to certain portions of our business include the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the HITECH Act of 2009, the Truth in Lending Act, the Fair Credit Billing Act and FDIC rules and regulations. We must also comply with applicable regulations relating to healthcare and other personal information that we must process as part of our services. Our agreements with some of our clients require us to remain knowledgeable about and comply with a number of relevant consumer protection laws and other regulatory requirements. Failure to perform our services in a manner that complies with any such requirement could result in breaches of contracts with our clients. Our failure to comply with any applicable laws and regulations could subject us to civil fines and criminal penalties.

Risks Related to the International Nature of Our Business

Our financial condition could be negatively affected if foreign governments reduce or withdraw tax benefits and other incentives currently provided to companies within our industry, or if the same are not available for other reasons.

Under the Income Tax Act, 1961 of India, we previously benefited from certain tax incentives promulgated by the Indian government, including a tax holiday from Indian corporate income taxes for the operation of some of our Indian operations centers. The tax benefit for most of our operations centers in India expired on April 1, 2011. Our operations centers in Jaipur and Noida, which were established in SEZs in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, we also acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. The operations center in Bengaluru will complete its first five years of operations on March 31, 2012. Under the tax regulations, the Bengaluru operations center will be entitled to a 50% tax exemption on profits from April 1, 2012, after which there will be an increase in the tax expense for such center. We anticipate establishing additional operations centers in SEZs in the future.

The Direct Taxes Code Bill 2010 (the Direct Taxes Code) proposed by the Government of India and currently pending before the Indian Parliament proposes grandfathering the existing profit-based tax benefits for operations centers in SEZs already receiving such tax benefits. The Direct Taxes Code also proposes discontinuing profit-based incentives for operations centers in SEZs set up after March 31, 2014 and replaces them with investment-based incentives for operations centers in SEZs established after that date. Accordingly, we expect to continue receiving the benefit of tax deductions for our existing operations centers in SEZs pursuant to the current regulations until the currently proposed March 31, 2014 sunset date. If this grandfathering does not happen under the Direct Taxes Code and if the sunset date is brought forward, our new operations centers in SEZs will not receive profit-based tax benefits. Without such benefits, we expect that our tax rate in India and our overall tax rate will increase over the next few years and that such increase may be material.

We currently benefit from a four-year income tax holiday for one of our operations centers in the Philippines that will expire in the middle of 2012 but is extendable for an additional two years. Our new operations center in the Philippines, inaugurated in January 2012, will also benefit from a four-year income tax holiday that is extendable for an additional two years. While we intend to apply for extensions of these holidays when they expire, it is possible that such extensions could be denied, or these holidays could be removed entirely due to changes in the government of the Philippines. Should either of these events occur, our Philippine tax liability could increase.

We may be required to pay additional taxes in connection with audits by the Indian taxing authorities.

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years. Please see Note 17 to our consolidated financial statements for details.

Based on advice from our Indian tax advisors, the facts underlying our position and our experience with these types of assessments, we continue to believe that the probability of loss is remote and have not accrued any amount with respect to these matters in our consolidated financial statements. Any amounts paid by us as deposits will be refunded to us with interest or applied toward outstanding disputes at such time if we succeed in our appeals with the appropriate tax authorities. We cannot assure you that our appeals will be successful or that these appeals will be finally resolved in the near future.

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

Although a substantial portion of our revenues are denominated in U.K. pounds sterling (22.0% in 2011) or U.S. dollars (71.8% in 2011), most of our expenses (57.6% in 2011) are incurred and paid in Indian rupees. We report our financial results in U.S. dollars. The exchange rates among the Indian rupee, the U.K. pound sterling, the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar foreign currency exposures, our results of operations may be adversely affected if the Indian rupee fluctuates significantly against the U.K. pound sterling or the U.S. dollar, the U.K. pound sterling further depreciates against the U.S. dollar, our hedging strategy is unsuccessful or if the hedging markets have insufficient liquidity or depth to allow us to implement our hedging strategy in a cost-effective manner. Any failure by our hedging counterparties to meet their contractual obligations could materially and adversely affect our profitability. We are subject to legal restrictions on hedging activities as well as the convertibility of currencies in India. This could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures.

Terrorist attacks and other acts of violence involving India, the Philippines, the U.S. or other countries could adversely affect the financial markets, result in a loss of client confidence and adversely affect our business, results of operations and financial condition.

Terrorist attacks and other acts of violence or war, including those involving India, the Philippines, the U.S. or other countries, may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations and financial condition. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to our operations centers. South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including Bangladesh, Pakistan and China. In recent years there have been several instances of military confrontations along the Indo-Pakistani border. There continues to be potential for hostilities between India and Pakistan due to recent terrorist activities and the geopolitical climate along the border. Although this has not been the case to date, such political tensions could create a perception that there is a risk of disruption of services provided by India-based companies, which could have a material adverse effect on the market for our services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue to operate. Our insurance policies may not insure us against losses and interruptions caused by terrorist attacks and other acts of violence or war.

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

The Philippines has experienced significant inflation, currency declines and shortages of foreign exchange. We are exposed to the risk of cost increases due to inflation in the Philippines, which has historically been at a much higher rate than in the U.S. These conditions could create political or economic instability that could harm businesses operating in the Philippines.

In addition, the Philippines has experienced and may continue to experience civil unrest, terrorism and political turmoil, resulting in temporary work stoppages and telecommunication or other technology outages. These instabilities and any adverse changes in the political environment in the Philippines could increase our operational costs, increase our exposure to legal and business risks and make it more difficult for us to operate our business in the Philippines.

Restrictions on entry visas may affect our ability to compete for and provide services to clients in the U.S., which could have a material adverse effect on future revenues.

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

India and the Philippines are susceptible to natural disasters, including typhoons, tsunamis, floods and earthquakes. The Philippines is additionally susceptible to volcanic eruptions. Substantially all of our operations centers and employees are located in India and the Philippines. If our operations centers are damaged by a typhoon, tsunami, flood, earthquake, volcanic eruption or other natural disaster, our operations and our ability to provide services to our clients could be interrupted or delayed significantly. Our insurance coverage may not be sufficient to cover all of our potential losses. In addition, although all of our operations centers have access to other power sources, disaster management facilities in India may not be adequate to protect against potential losses. In addition, clients may terminate their contracts with us if we cannot resume providing services quickly enough. As a result, a natural disaster in India or the Philippines could have a material adverse effect on our business, results of operation and financial condition.

Investors may have difficulty effecting service of process or enforcing judgments obtained in the U.S. against our subsidiaries in India or our executive officers.

Our primary operating subsidiaries are organized outside the U.S. and a number of our executive officers reside outside of the U.S. A substantial portion of our assets are located in India. As a result, you may be unable to effect service of process upon our affiliates who reside in India outside their jurisdiction of residence. In addition, you may be unable to enforce against these persons outside the jurisdiction of their residence judgments obtained in courts of the U.S., including judgments predicated solely upon the federal securities laws of the U.S.

Sections 44A and Section 13 of the Indian Civil Procedure Code, 1908, or the Civil Code, govern recognition and enforcement of foreign judgments. Section 44A of the Civil Code provides for recognition and enforcement of a foreign judgment without having to file an original suit in India, provided such judgments have been rendered by courts in a country or territory outside India which the Government of India has declared to be a reciprocating territory. We have been advised by our Indian counsel that the U.S. and India do not currently have a treaty providing for reciprocal recognition and enforcement of judgments (other than certain arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the U.S. based on civil liability, whether or not it is predicated upon the federal securities laws of the U.S., would not be enforceable in India as such.

However, if the party in whose favor such final judgment is rendered brings a new suit in a competent court in India based on a final judgment that has been obtained in the U.S., Section 13 of the Civil Code provides that the foreign judgment will be conclusive as to certain matters. The suit must be brought in India within three years of the date of the foreign judgment. It is unlikely, however, that a court in India would award damages on the same basis as a court in the U.S. if an action is brought in India. It is also unlikely that an Indian court would enforce judgments obtained in the U.S. if it viewed the amount of damages awarded as excessive or inconsistent with Indian practice.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our corporate headquarters is located in New York, New York. We have fifteen operations centers in India, two in Bulgaria, one each in the Philippines, Malaysia, the Czech Republic and Romania with an aggregate area of approximately 1,500,286 square feet and a current installed capacity of approximately 17,529 agent workstations that operate on an uninterrupted 24/7 basis and are available to be staffed on a three-shift basis. We also have five operations centers in the U.S. and a sales office in London, U.K. Our networking and telecommunication hubs are located in Sunnyvale, California, Jersey City, New Jersey and New York, New York. All of our operations centers are equipped with fiber connectivity and have access to other power sources. Substantially all of our operations centers are leased under long-term leases with varying expiration dates, except for an operation center in Pune, India with an approximate area of 86,361 sq. ft. and containing 1,325 agent workstations which we own. We do not have the option under our present lease agreements to buy any of these properties.

ITEM 3.	Legal Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see Note 17 to our consolidated financial statements for details regarding our tax proceedings.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”

The following table sets forth for the periods indicated the high and low sales prices for shares of our common stock as reported by the Nasdaq Global Select Market.

	Price Range
Calendar Period	High	Low
2011
First Quarter	$22.49	$18.63
Second Quarter	$24.75	$17.94
Third Quarter	$26.55	$21.59
Fourth Quarter	$26.99	$21.30
2010
First Quarter	$19.51	$15.64
Second Quarter	$19.00	$14.61
Third Quarter	$20.00	$15.96
Fourth Quarter	$22.05	$18.36

As of February 29, 2012, there were 20 holders of record of our outstanding common stock.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2011, the Company acquired 61,299 shares of common stock for a total consideration of $1,438,750, which was related to an option agreement between the Company and Prudential Financial, Inc. (Prudential) dated July 1, 2004. The purchase price of $23.47 per share was the average closing price for the 30-day period on the Nasdaq Global Select Market preceding the date of exercise of options by Prudential. The shares acquired are held as treasury stock.

During the year ended December 31, 2011, the Company also acquired 9,596 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $184,848. The weighted average purchase price of $19.26 per share was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, please see Note 14 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	4,153,621	$13.22	2,729,370
Equity compensation plans not approved by security holders	—	—	—

Total	4,153,621	$13.22	2,729,370

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted), our peer group of companies for the period beginning October 20, 2006. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each entity as of the beginning of each period for which a return is presented. The stock performance shown on the graph below is not indicative of future price performance.

This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act of 1933 or the Exchange Act.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2009, 2008 and 2007 and for each of the years ended December 31, 2008 and 2007 are derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2011, 2010 and 2009 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
		(in millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$360.5	$252.8	$191.0	$181.7	$152.0
Cost of revenues (exclusive of depreciation and amortization)	220.0	151.3	109.4	112.4	100.1

Gross profit	140.5	101.5	81.6	69.3	51.9
Selling, general and administrative expenses	76.2	59.1	45.8	42.4	37.9
Depreciation and amortization expenses	23.0	15.9	11.4	11.2	9.2

Income from continuing operations	41.3	26.5	24.4	15.7	4.8
Total other income/(expense)	5.4	5.6	(4.9)	(5.9)	11.8

Income from continuing operations before income taxes	46.7	32.1	19.5	9.8	16.6
Income tax provision/(benefit)	11.9	5.5	3.7	(1.3)	(1.0)

Income from continuing operations	34.8	26.6	15.8	11.1	17.6
Income/(loss) from discontinued operations, net of taxes	—	—	(0.1)	3.3	9.4

Net income to common stockholders	$34.8	$26.6	$15.7	$14.4	$27.0

Earnings per share:
Basic:
Continuing operations	$1.15	$0.91	$0.55	$0.39	$0.62
Discontinued operations	$—	$—	$—	$0.11	$0.33
Diluted:
Continuing operations	$1.10	$0.88	$0.54	$0.38	$0.60
Discontinued operations	$—	$—	$—	$0.11	$0.32
Weighted average number of common shares outstanding
Basic	30,264,805	29,281,364	28,963,770	28,811,040	28,480,033
Diluted	31,546,144	30,388,520	29,417,910	29,212,045	29,191,199

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$82.4	$111.2	$132.2	$112.2	$101.4
Working capital(1)	94.6	126.4	139.5	118.8	119.6
Total assets	377.4	305.7	249.6	212.0	218.4
Other long term obligations(2)	26.7	9.2	5.6	0.2	0.3
Stockholders’ equity	$278.5	$248.5	$205.7	$171.3	$174.0

(1)	Working capital means total current assets less total current liabilities.

(2)	Other long term obligations include unrecognized tax benefits, retirement benefits, capital leases, deferred rent and unrealized losses on effective cash flow hedges.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements. See “—Forward Looking Statements.”

Overview

We are a leading provider of outsourcing and transformation services and focus on providing our clients with a positive business impact and enhancing their long term financial value. We customize our services to improve the economics of business performance and transform organizations to be leaner and more flexible. Our outsourcing services provide front-, middle- and back-office processing services for our primarily U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, finance transformation and operations and process excellence services. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. We serve primarily the needs of Global 1000 companies in the insurance and healthcare, utilities, banking and financial services, transportation and logistics and travel sectors.

On May 31, 2011, we completed the OPI Acquisition, pursuant to a Merger Agreement, dated as of April 30, 2011. The aggregate consideration paid to OPI’s former stockholders in the OPI Acquisition was $91.0 million in cash, excluding adjustments based on OPI’s working capital, debt and certain expenses incurred by OPI in connection with the consummation of the OPI Acquisition.

We acquired OPI to strengthen our position as a provider of finance and accounting outsourcing services. At the time of the acquisition, OPI had over 3,700 professionals globally and approximately 80 clients. By combining our existing finance and accounting outsourcing and transformation capabilities with OPI’s finance and accounting outsourcing capabilities and proprietary technology tools, we intend to provide a comprehensive set of finance and accounting services to our clients. The OPI Acquisition also furthers a strategic objective of leveraging technology and proprietary intellectual property in our service delivery.

On October 1, 2011, we acquired Trumbull, a market leader in subrogation services for property and casualty insurance companies, from the Hartford Financial Services Group, Inc. (Hartford). With the Trumbull Acquisition, we have strengthened our leadership position in the insurance industry with a highly skilled and experienced employee base and access to an advanced software platform, and have become a leading provider of complex insurance subrogation outsourcing services.

We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe and are supported by our business development team, which operates from the U.S. and India. In 2011, we strengthened our marketing efforts with new leadership, an expanded team and the execution of integrated marketing campaigns. We operate twelve operations centers in India, two operations centers in the U.S., and one operations center in each of Philippines, Romania and the Czech Republic. In addition to these operations centers, we acquired three operations centers in India, two operations centers in Bulgaria, one operations center in Malaysia and two operations centers in the U.S. as part of the OPI Acquisition. We also acquired an operations center in the U.S. as part of the Trumbull Acquisition. In December, 2011, we completed a significant expansion of our operations center located in Noida, India, which is eligible for tax incentives due to its location in a SEZ.

In January 2012, we added an operations center in Manila, Philippines. In February 2012, we inaugurated the EXL Center for Talent in Noida, India, our first facility exclusively dedicated to recruitment, capability enhancement and talent development. We are also in the process of expanding several of our other operations centers globally.

Revenues

We generate revenues principally from contracts to provide outsourcing and transformation services. Total revenues increased $107.8 million (or 42.6%) from $252.8 million for the year ended December 31, 2010 to $360.5 million for the year ended December 31, 2011.

Revenues from outsourcing services increased from $192.1 million for the year ended December 31, 2010 to $294.4 million for the year ended December 31, 2011. The increase in revenues from outsourcing services of $102.3 million was driven primarily by revenues of $63.6 million from the OPI Acquisition and the Trumbull Acquisition in 2011 and the acquisitions of American Express Global Travel Service Center (GTSC) and Professional Data Management Again (PDMA) in 2010, revenues from a one-time payment of $2.3 million from a client with no associated costs and net volume increases from existing and new clients aggregating to $38.3 million. These increases were offset partially by a net decrease in revenues of $1.9 million, primarily due to the depreciation of the Indian rupee and appreciation of the U.K. pound sterling and Czech koruna against the U.S. dollar during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Revenues from transformation services increased from $60.7 million for the year ended December 31, 2010 to $66.2 million for the year ended December 31, 2011. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence services. Revenues from new clients for transformation services were $0.9 million and $4.1 million during the year ended December 31, 2011 and 2010, respectively.

We anticipate that our revenues will grow as we expand our service offerings and client base, both organically and through acquisitions. We provide our clients with a range of outsourcing services, such as insurance and healthcare, utilities, banking and financial services, transportation and logistics and travel sectors, as well as cross-industry BPO services, such as finance and accounting services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

For outsourcing services, we enter into long-term agreements with our clients with typical initial terms ranging from three to eight years. These contracts also usually contain provisions permitting termination of the contract after a short notice period. Although these agreements provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our outsourcing services and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. Revenues under new client contracts also vary depending on when we complete the selling cycle and the implementation phase.

We offer a number of service offerings that we refer to collectively as transformation services. These offerings include decision analytics, finance transformation and operations and process excellence services. These transformation services focus on helping our clients by improving their operating environments through cost reduction, enhanced efficiency, higher productivity, improved effectiveness of business decisions and improved risk and control environment within our clients’ operations whether or not they are outsourced to us.

Our transformation services can be significantly affected by variations in business cycles. We have experienced a significant increase in demand for our annuity-based transformation services, which are engagements that are contracted for one- to three-year terms. In addition, our transformation services consist primarily of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to further material fluctuations and uncertainties in the revenues generated from these businesses.

We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 71.8% and 22.0%, respectively, of our total revenues for the year ended December 31, 2011 and approximately 72.0% and 24.3%, respectively, of our total revenues for the year ended December 31, 2010.

We derive a significant portion of our revenues from a limited number of large clients. In the years ended December 31, 2011 and 2010, our total revenues from our three largest clients were $114.6 million and $104.2 million, respectively, accounting for 31.8% and 41.2% of our total revenues, respectively, during these periods.

We provide services to Travelers, which represented $41.9 million, or 11.6%, of our total revenues for the year ended December 31, 2011 and $36.3 million, or 14.4% of our total revenues for the year ended December 31, 2010, under a services agreement. Travelers may terminate the services agreement, which has no fixed term, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days prior notice.

We provide services to Centrica, which represented $39.0 million, or 10.8%, of our total revenues for the year ended December 31, 2011 and $38.5 million, or 15.2% of our total revenues for the year ended December 31, 2010, under an agreement that expires in April 2015. Centrica has the option to extend the contract for two annual extension periods. This contract can be terminated by Centrica without cause upon three months prior notice and payment of a breakup fee.

We provide services to American Express, which represented $33.8 million, or 9.4% of our total revenues for the year ended December 31, 2011 and $29.3 million, or 11.6% of our total revenues for the year ended December 31, 2010, under a separate agreement for each of our outsourcing services and transformation services. The master services agreement for our outsourcing services provides a minimum volume commitment over a period of eight years until February 2018 and renews automatically for successive twelve month periods unless either we or American Express provides notice six months prior to the expiration of the initial term. The master services agreement for our outsourcing services cannot be terminated by American Express without cause. The master agreement for our transformation services may be terminated by American Express without cause upon five days prior written notice.

We derived revenues from seventeen and twenty-one new clients for our services in the years ended December 31, 2011 and 2010, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly depending on each client’s situation and on the type of services we provide. For the years ended December 31, 2011 and 2010, 4.5% and 4.7%, respectively, of our total revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar, Philippine peso/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

We have observed a shift in industry pricing models toward transaction-based pricing and other pricing models. We believe this trend will continue and we have begun to use transaction-based and other pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. During the year ended December 31, 2011, 30% of our outsourcing revenues were generated from transaction-based pricing models. Such models place the focus on operating efficiency in order to maintain our operating margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationship with such clients.

Expenses

Cost of Revenues

Our cost of revenues primarily consists of:

•

employee costs, which include salary, bonus and other compensation expenses; recruitment and training costs; employee insurance; transport and meals; rewards and recognition for certain employees; and non-cash stock compensation expense; and

•

costs relating to our facilities and communications network, which include telecommunication and IT costs; facilities and customer management support; operational expenses for our outsourcing centers; rent expenses; and travel and other billable costs to our clients.

The most significant components of our cost of revenues are employee compensation, recruitment, training, transport, meals, rewards and recognition and employee insurance. Salary levels, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. While salary increases are generally awarded each year effective April 1, in certain of our group companies, they are effective July 1. Accordingly, employee costs are generally lower in the first quarter of each year compared to the rest of the year. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to execute certain services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes a non-cash amortization of stock compensation expense relating to our issuance of equity awards to employees directly involved in providing services to our clients.

We expect our cost of revenues to continue to increase as we continue to add professionals in our operating centers globally to service additional business and as wages continue to increase globally. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients and provide existing staff with additional skill sets. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. However, a significant portion of our client contracts include adjustments towards inflation to our billing rates year over year which partially offset such increase in cost of revenues. We also expect our cost of revenues to increase due to employee turnover resulting in higher recruitment and training costs. See “Item 1A—Risk Factors—Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”

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

Selling, General and Administrative Expenses

Our general and administrative expenses are comprised of expenses relating to salaries of senior management and other support personnel, legal and other professional fees, telecommunications, utilities and other miscellaneous administrative costs. Selling and marketing expenses primarily consist of salaries and other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences. We expect that sales and marketing expenses will continue to increase as we invest in our sales and client management functions to better serve our clients and in our branding. We also expect our costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs. However, our SG&A as a percentage of revenues has declined from 23.4% in 2010 to 21.1% in 2011 as a result of our acquisition of OPI and operating leverage in 2011. SG&A expenses also include acquisition-related costs, professional fees, which represent the costs of third party legal, tax, accounting and other advisors, bad debt allowance and non-cash amortization of stock compensation expense related to our issuance of equity awards to senior management, members of our board of directors, other support personnel and consultants.

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and intangible assets. As we add new facilities and expand our existing operations centers, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure. Amortization of intangible assets acquired is included in depreciation and amortization. Amortization of intangible assets has increased substantially in 2011 due to the OPI Acquisition and the Trumbull Acquisition in 2011 and the acquisitions of GTSC and PDMA in 2010. We expect amortization of intangible assets to increase further as we pursue strategic relationships and acquisitions.

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars. However, a significant portion of our total revenues is earned in U.K. pounds sterling (22.0% and 24.3%, respectively, of our total revenues for the year ended December 31, 2011 and 2010) while a significant portion of our expenses is incurred and paid in Indian rupees (57.6% and 58.4%, respectively, of our total costs for the years ended December 31, 2011 and 2010) and the Philippine peso (5.6% and 5.9%, respectively, of our total costs for the year ended December 31, 2011 and 2010). The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate in the future. The results of our operations could be substantially impacted as the Indian rupee and U.K. pound sterling appreciate or depreciate against the U.S. dollar. See Notes 2 and 7 to our consolidated financial statements and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

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

Income Taxes

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of the Company’s operations centers in India qualified for an exemption from corporate tax under Section 10A or 10B of the Indian Income Tax Act. This exemption was available for a period of ten consecutive years beginning with the financial year in which the operations center began to manufacture or produce eligible goods and services and expired on April 1, 2011. As a result of the expiry of the tax holiday period, the tax holiday period for those of the Company’s operations centers in India that had not expired on April 1, 2010 expired on April 1, 2011. Therefore, profits generated from the services provided from such operations centers have become fully taxable and consequently, the Company’s tax expense increased significantly in and may continue to be higher after 2011.

The Special Economic Zones Act, 2005 and rules framed thereunder (the SEZ regulations), introduced a 15-year tax holiday scheme for operations established in designated SEZs. Under the SEZ regulations, qualifying operations are eligible for a profit-based deduction from taxable income equal to (i) 100% of the export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) subject to satisfying certain investment requirements, 50% of the export profits for a further five years.

Our operations centers in Jaipur and Noida, which were established in SEZs in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, we also acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. The operations center in Bengaluru will complete its first five years of operations on March 31, 2012. Under the tax regulations, the Bengaluru operations center will be entitled to a 50% tax exemption on profits from April 1, 2012, after which there will be an increase in the tax expense for such center. We anticipate establishing additional operations centers in SEZs in the future.

The Direct Taxes Code proposed by the Government of India and currently pending before the Indian Parliament proposes grandfathering the existing profit-based tax benefits for operations centers in SEZs already receiving such tax benefits. The Direct Taxes Code also proposes discontinuing profit-based incentives for operations centers in SEZs set up after March 31, 2014 and replaces them with investment-based incentives for operations centers in SEZs established after that date.

Accordingly, we expect to continue receiving the benefit of tax deductions for our existing operations centers in SEZs pursuant to the current regulations until the currently proposed March 31, 2014 sunset date. If this grandfathering does not happen under the Direct Taxes Code and if the sunset date is brought forward, our new operations centers in SEZs will not receive profit-based tax benefits. Without such benefits, we expect that our tax rate in India and our overall tax rate will increase over the next few years and that such increase may be material.

We currently benefit from a four-year income tax holiday for one of our operations centers in the Philippines that will expire in the middle of 2012 but is extendable for an additional two years. Our new operations center in the Philippines, inaugurated in January 2012, will also benefit from a four-year income tax holiday that is extendable for an additional two years. While we intend to apply for extensions of these holidays when they expire, it is possible that such extensions could be denied, or these holidays could be removed entirely due to changes in the government of the Philippines. Should either of these events occur, our Philippine tax liability could increase.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the U.S. The notes to our consolidated financial statements contain a summary of our significant accounting policies. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain. These policies include revenue recognition, estimating tax liabilities, stock-based compensation, goodwill, intangibles and long-lived assets, derivative instruments and assets and obligations related to employee benefit plans. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecast and estimates routinely require adjustment.

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

Goodwill, Intangible Assets and Long-lived Assets

Accounting Standards Codification (ASC) topic 805, “Business Combinations” (ASC No. 805), requires that the purchase method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. In accordance with ASC topic 350, “Intangibles—Goodwill and Other” (ASC No. 350), all assets and liabilities of the acquired businesses including goodwill are assigned to reporting units. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge.

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

We hedge anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and Hedging” (ASC No. 815). Changes in the fair value of these cash flow hedges which are deemed effective, are deferred and recorded as a component of accumulated other comprehensive income/(loss), net of tax until the hedged transactions occur and are then recognized in the consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain/(loss).

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

Results of Operations

The following table summarizes our results of operations:

	Year ended December 31,
	2011	2010	2009
	(in million)
Revenues(1)	$360.5	$252.8	$191.0
Cost of revenues (exclusive of depreciation and amortization)(2)	220.0	151.3	109.4

Gross profit	140.5	101.5	81.6

Operating expenses:
General and administrative expenses(3)	50.6	40.3	31.9
Selling and marketing expenses(3)	25.6	18.8	13.9
Depreciation and amortization expenses(4)	23.0	15.9	11.4

Total operating expenses	99.2	75.0	57.2

Income from operations	41.3	26.5	24.4
Other income/(expense):
Foreign exchange gain	3.4	4.2	(5.9)
Interest and other income	2.0	1.4	1.0

Income before income taxes	46.7	32.1	19.5
Income tax provision	11.9	5.5	3.7

Income from continuing operations	34.8	26.6	15.8
Loss from discontinued operations, net of taxes	—	—	(0.1)

Net income	$34.8	$26.6	$15.7

(1)	Revenues include reimbursable expenses of $16.1 million, $11.8 million and $9.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues also include a one-time fee of $2.3 million in 2011 and a contract termination fee of $5.1 million in 2009.

(2)	Cost of revenues includes $1.6 million, $1.6 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, of non-cash stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in note 14 to our consolidated financial statements.

(3)	General and administrative expenses and selling and marketing expenses include $7.8 million, $6.9 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in note 14 to our consolidated financial statements.

(4)	Depreciation and amortization includes $4.3 million, $2.0 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, of amortization of intangibles as described in note 5 to our consolidated financial statements.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Revenues increased 42.6% from $252.8 million for the year ended December 31, 2010 to $360.5 million for the year ended December 31, 2011. Revenues from outsourcing services increased from $192.1 million for the year ended December 31, 2010 to $294.4 million for the year ended December 31, 2011. The increase in revenues from outsourcing services of $102.3 million was primarily driven by revenues of $63.6 million from the OPI Acquisition and the Trumbull Acquisition in 2011 and our acquisitions of GTSC and PDMA in 2010, revenues from a one-time payment of $2.3 million from a client with no associated costs and net volume increases from existing and new clients aggregating to $38.3 million. These increases were partially offset by a net decrease in revenues of $1.9 million, primarily due to the depreciation of the Indian rupee and appreciation of the U.K. pound sterling and Czech koruna against the U.S. dollar during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Revenues from transformation services increased from $60.7 million for the year ended December, 2010 to $66.2 million for the year ended December 31, 2011. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence services. Revenues from new clients for transformation services were $0.9 million and $4.1 million during the year ended December 31, 2011 and 2010, respectively.

Cost of Revenues. Cost of revenues increased 45.4% from $151.3 million for the year ended December 31, 2010 to $220.0 million for the year ended December 31, 2011. The increase in cost of revenues was primarily due to an increase in employee-related costs of $57.5 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $33.9 million of employee-related costs related to the OPI Acquisition and our other acquisitions. We also experienced an increase in reimbursable expenses of $4.3 million (resulting in an increase in revenues) and an increase in facilities, technology and other operating expenses of $9.2 million (primarily due to our acquisitions and new operating centers to support business growth). These increases were partially offset by a decrease of $2.3 million due to the net effect of depreciation of the Indian rupee and appreciation of the Philippines peso and Czech koruna against the U.S. dollar during the year ended December 31, 2011 compared to the year ended December 31, 2010. Cost of revenues as a percentage of revenues increased from 59.9% for the year ended December 31, 2010 to 61.0% for the year ended December 31, 2011.

Gross Profit. Gross profit increased 38.5% from $101.5 million for the year ended December 31, 2010 to $140.6 million for the year ended December 31, 2011. The increase in gross profit was primarily due to an increase in revenues of $107.8 million, offset by the increase in cost of revenues of $68.7 million. Gross profit as a percentage of revenues decreased from 40.1% for the year ended December 31, 2010 to 39.0% for the year ended December 31, 2011, primarily due to the impact of our acquisitions, partially offset by the depreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2011 compared to the year ended December 31, 2010.

SG&A Expenses. SG&A expenses increased 29.0% from $59.1 million for the year ended December 31, 2010 to $76.2 million for the year ended December 31, 2011. The increase in SG&A expenses is primarily due to an increase in employee-related costs of $12.0 million, including $4.7 million of employee-related costs related to the OPI acquisition and our continued investment in sales and client management personnel. We also experienced an increase in other SG&A expenses of $3.6 million, primarily due to professional fees associated with our acquisitions and travel related expenses. These increases were partially offset by a decrease of $0.5 million due to the depreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2011 compared to the year ended December 31, 2010. As a percentage of revenues, SG&A expenses decreased from 23.4% for the year ended December 31, 2010 to 21.1% for the year ended December 31, 2011.

Depreciation and Amortization. Depreciation and amortization increased 45.2% from $15.9 million for the year ended December 31, 2010 to $23.0 million for the year ended December 31, 2011. The increase is primarily due to the increase in amortization of acquisition-related intangibles of $2.3 million and depreciation related to our new operations centers including our acquisitions of $5.3 million offset by a decrease of $0.5 million due to the depreciation of the Indian rupee and appreciation of the Philippines peso and the Czech koruna against the U.S. dollar during the year ended December 31, 2011 compared to the year ended December 31, 2010. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

Income from Operations. Income from operations increased 55.8% from $26.5 million for the year ended December 31, 2010 to $41.3 million for the year ended December 31, 2011. As a percentage of revenues, income from operations increased from 10.5% for the year ended December 31, 2010 to 11.5% for the year ended December 31, 2011. The increase in income from operations as a percentage of revenues was primarily due to operating leverage and the OPI Acquisition, resulting in lower SG&A expenses as a percentage of revenue in 2011.

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income/(expense) decreased from $5.6 million for the year ended December 31, 2010 to $5.3 million for the year ended December 31, 2011, primarily as a result of decrease in net foreign exchange gain of $3.4 million during the year ended December 31, 2011 compared to net foreign exchange gain of $4.2 million during the year ended December 31, 2010 attributable to movement of the U.S. dollar against the Indian rupee, offset by an increase of $0.6 million in net interest income and other income. The average exchange rate of the Indian rupee against the U.S. dollar increased from 45.65 during the year ended December 31, 2010 to 46.92 during the year ended December 31, 2011.

Provision for Income Taxes. Provision for income taxes increased from $5.5 million for the year ended December 31, 2010 to $11.9 million for the year ended December 31, 2011. The effective tax rate increased from 17.1% for the year ended December 31, 2010 to 25.4% for the year ended December 31, 2011. The increase in effective tax rate in 2011 was primarily due to the expiry of the tax holiday period for most of our operations centers in India. Please see Note 13 to our consolidated financial statements for further details.

Net Income. Net income increased from $26.6 million for the year ended December 31, 2010 to $34.8 million for the year ended December 31, 2011, primarily due to an increase in operating income of $14.8 million, offset by a decrease in other income of $0.2 million and an increase in provision for income taxes of $6.4 million. As a percentage of revenues, net income decreased from 10.5% for the year ended December 31, 2010 to 9.6% for the year ended December 31, 2011.

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

SG&A Expenses. SG&A expenses increased 29.1% from $45.8 million for the year ended December 31, 2009 to $59.1 million for the year ended December 31, 2010. The increase in SG&A expenses is primarily due to an increase in employee-related costs of $8.0 million, including our continued investment in sales and client management personnel, an increase in facilities-related costs of $2.2 million, primarily related to our new operations centers in Jaipur and Noida, India, an increase in other SG&A costs of $1.9 million including our acquisition related expenses and an increase of $1.0 million due to the appreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2010 compared to the year ended December 31, 2009. As a percentage of revenues, SG&A decreased from 24.0% for the year ended December 31, 2009 to 23.4% for the year ended December 31, 2010.

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

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income/(expense) increased from ($4.9) million for the year ended December 31, 2009 to $5.6 million for the year ended December 31, 2010, primarily as a result of net foreign exchange gain of $4.2 million during the year ended December 31, 2010 compared to net foreign exchange losses of ($5.9) million during the year ended December 31, 2009 attributable to movement of the U.S. dollar against the Indian rupee. The average exchange rate of the Indian rupee against the U.S. dollar decreased from 48.39 during the year ended December 31, 2009 to 45.65 during the year ended December 31, 2010.

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

Liquidity and Capital Resources

At December 31, 2011, we had $90.3 million in cash and cash equivalents and short-term investments.

Cash flows provided by operating activities increased from $36.5 million in the year ended December 31, 2010 to $56.2 million in the year ended December 31, 2011. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant. The increase in cash flows provided by operations for the year ended December 31, 2011 was predominantly due to an increase in net income adjusted for non-cash items by $7.9 million and an increase in working capital of $11.8 million. The increase in net income adjusted for non-cash items is primarily due to an increase in net income of $8.2 million.

Changes in working capital are primarily due to a decrease in trade accounts receivable of $3.3 million and income taxes payable of $7.3 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. Our days’ sales outstanding decreased from 57 days as of December 31, 2010 to 49 days as of December 31, 2011.

Cash flows used for investing activities increased from $61.0 million in the year ended December 31, 2010 to $105.8 million in the year ended December 31, 2011. The increase is primarily due to the payment of the purchase consideration of approximately $81.0 million (net of cash acquired of $20.1 million) for the OPI Acquisition and the Trumbull Acquisition during the year ended December 31, 2011 compared to $42.1 million paid for the acquisitions of GTSC and PDMA during the year ended December 31, 2010. There is also an increase in net short-term investments of $6.4 million during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Cash flows provided by financing activities increased from $3.0 million in the year ended December 31, 2010 to $24.9 million during the year ended December 31, 2011. The increase is primarily due to net proceeds from the issuance of common stock in a public offering of $21.5 million and proceeds from the exercise of stock options of $5.5 million during the year ended December 31, 2011 compared to $3.0 million during the year ended December 31, 2010, partially offset by the acquisition of treasury stock of $1.6 million during the year ended December 31, 2011.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $19.5 million and $19.9 million of capital expenditures in the year ended December 31, 2011 and 2010, respectively. We expect to incur capital expenditures of between $25.0 million to $30.0 million in the calendar year 2012, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with the tax assessment orders issued against exl Service.com (India) Private Limited (Exl India) and Exl Service.com, Inc. (Exl Inc.), we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. Refer to note 17 to our consolidated financial statements for further details.

On May 26, 2011, the Company entered into a credit agreement (the Credit Facility) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility is comprised of a $50.0 million revolving credit facility, including a letter of credit sub-facility, for a period of three years. We repaid all amounts outstanding under the Credit Facility during the year ended December 31, 2011 and, as of December 31, 2011, we did not have any borrowings under the Credit Facility. Borrowings under the Credit Facility may be used for working capital and general corporate purposes.

We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. Based on economic conditions as of December 31, 2011, we believe that cash flow from operations will be sufficient to meet our ongoing capital expenditure, working capital and other cash needs in the near term. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Capital leases	2.2	3.4	1.4	—	7.0
Operating leases	9.2	13.5	6.7	1.3	30.7
Purchase obligations	4.6	—	—	—	4.6
Other obligations(a)	1.4	2.3	2.0	2.6	8.3

Total contractual cash obligations(b)	$17.4	$19.2	$10.1	$3.9	$50.6

(a)	Represents estimated payments under the Company’s Gratuity Plan.

(b)	Excludes $5.3 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries had been established as 100% Export-Oriented units under the Export Import Policy or Software Technology Parks of India units (STPI) under the STPI guidelines issued by the Government of India that has provided us with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. Although the incentives are no longer available, the units are required to fulfill such conditions for a limited time. In the event that these units are unable to meet those conditions over the specified period, we may be required to refund those incentives along with penalties and fines. However, we believe that these units have in the past satisfied and will continue to satisfy those conditions.

ExlService Philippines, Inc. (Exl Philippines) is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration provides us with certain incentives on the import of capital goods and requires that Exl Philippines meet certain export obligations. We currently benefit from a four-year income tax holiday for one of our operations centers in the Philippines that will expire in the middle of 2012 but is extendable for an additional two years. Our new operations center in the Philippines, inaugurated in January 2012, will also benefit from a four-year income tax holiday that is extendable for an additional two years.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standard Board (FASB) issued update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU No. 2010-29). ASU No. 2010-29 requires public companies to disclose revenues and earnings of the combined entity as though the current period business combination had occurred as of the beginning of the comparable prior annual reporting period while presenting comparative financial statements. The amendments expanded the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted the guidance, effective January 1, 2011, for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of the guidance had no effect on our financial position or results of operations. See Note 5 to our consolidated financial statements for further details.

In May 2011, the FASB issued update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU No. 2011-04). ASU No. 2011-04 was intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. The update explains how to measure fair value and does not require additional measurements. The update is effective from January 1, 2012 and may require certain additional disclosures associated with the fair value measures.

In June 2011, the FASB issued update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05). ASU No. 2011-05 is effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, FASB issued update No. 2011-12, an amendment to defer the presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the two amendments is not expected to have a material impact on the consolidated financial position and results of operations.

In September 2011, the FASB issued update No. 2011-08, “Testing Goodwill for Impairment” (ASU No. 2011-08), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating the impact of adopting the provisions of ASU No. 2011-08.

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

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	our ability to successfully consummate or integrate strategic acquisitions, including the OPI Acquisition and the Trumbull Acquisition;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the currencies in which we receive our revenues and the currencies in which we incur our costs;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	an investor’s ability to effect service of process or enforce judgments obtained in the U.S. against our subsidiaries in India or our executive officers;

•	political or economic instability in the geographies in which we operate; and

•	adverse outcome of our disputes with the Indian tax authorities.

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

Components of Market Risk

Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (71.8% in the year ended December 31, 2011) or U.K. pounds sterling (22.0% in the year ended December 31, 2011), a substantial portion of our expenses were incurred and paid in Indian rupees and Philippine pesos (57.6% and 5.6%, respectively, in the year ended December 31, 2011). We also incur expenses in U.S. dollars, the Czech koruna and the currencies of the other countries in which we have operations. The exchange rates primarily among the Indian rupee, the Philippine peso, U.K. pound sterling, Czech koruna and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. Based upon our level of operations during the year ended December 31, 2011 and excluding any hedging arrangements that we had in place during that period, a 5% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our revenues in the year ended December 31, 2011 by approximately $5.1 million and our expenses incurred and paid in Indian rupees by approximately $9.2 million.

We have sought to reduce the effect of Indian rupee and Philippine peso and certain other local currency exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of our expected cash flows. Further, a significant number of our customer contracts include protection against foreign exchange rate fluctuations which minimizes the impact of volatility in the exchange rates on our operating results. Forward exchange contracts with notional amounts of $184.3 million were outstanding at December 31, 2011 compared to $129.1 million outstanding at December 31, 2010. At December 31, 2011, the cash flow hedging derivatives had maturity periods of one to thirty-three months. These contracts must be settled on the day of maturity or may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and Philippine pesos foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

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

These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged. Forward exchange contracts with notional amounts of $51.6 million and GBP 10.3 million were outstanding at December 31, 2011 compared to $36.9 million, GBP 8.4 million and EUR 0.79 million outstanding at December 31, 2010. At December 31, 2011, the outstanding balance sheet hedging derivatives had maturities of 30 days or less.

Interest Rate Risk. We had cash, cash equivalents and short-term investments totaling $90.3 million at December 31, 2011. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 50 basis points change in short term rates would impact our interest income for the year ended December 31, 2011 by approximately $0.3 million. As of December 31, 2011, we did not have any borrowings under the Credit Facility.

Credit Risk. As of December 31, 2011, we had accounts receivable of $55.7 million. Accounts receivable from our two largest clients accounted for 13% and 12% of our total outstanding receivable as of December 31, 2011. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our financial statements and have not exceeded our expectations.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, the CEO and CFO have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

Management’s Responsibility for Financial Statements

Responsibility for the objectivity, integrity and presentation of the accompanying financial statements and other financial information presented in this report rests with the Company’s management. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The financial statements include amounts that are based on estimates and judgments which management believes are reasonable under the circumstances.

Ernst & Young LLP, an independent registered public accounting firm, is retained to audit the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board.

The Audit Committee of the board of directors is composed solely of independent directors and is responsible for recommending to the board of directors the independent public accounting firm to be retained for the coming year. The Audit Committee meets regularly and privately with the independent public accountants, with the company’s internal auditors and with management to review accounting, auditing, internal control and financial reporting matters.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S.;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with the authorization of management and board of directors of the Company; and

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011. See Ernst & Young LLP’s accompanying report on their audit of the Company’s internal controls over financial reporting.

On May 31, 2011, the Company completed the OPI Acquisition and on October 1, 2011, the Company completed the Trumbull Acquisition. The scope of our assessment of the effectiveness of internal control over financial reporting does not include these newly acquired businesses as permitted by SEC rules for recently acquired businesses. The Company is in the process of reviewing the internal control structure of OPI and Trumbull, and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired businesses.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the quarter ended December 31, 2011, our management excluded an evaluation of the disclosure controls and procedures of OPI and Trumbull, which we acquired during 2011. See Note 5 to our consolidated financial statements for details of our acquisitions.

ITEM 9B.	Other Information

Recent Development

On February 29, 2012, the Company entered into a Framework Agreement (the Framework Agreement) by and among Centrica, the Company and Exl India. Under the terms of the Framework Agreement, the Company will provide services to Centrica for an initial term of three years. Centrica may thereafter extend the term of the Framework Agreement for two additional one-year periods. The Framework Agreement may be terminated by Centrica without cause upon three months prior notice and payment to the Company of a breakup fee.

The foregoing summary of the Framework Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Framework Agreement, a copy of which is filed as an exhibit hereto.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant

Code of Ethics.

We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of conduct and ethics can be found posted in the investor relations section on our website at http://www.exlservice.com.

We incorporate by reference the information responsive to this Item appearing in the definitive proxy statement for our 2012 Annual Meeting of Stockholders (the Proxy Statement), which we intend to file with the SEC within 120 days after the fiscal year end of December 31, 2011.

ITEM 11.	Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.

The consolidated financial statements are listed under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

Financial statement schedules as of December 31, 2011 and 2010, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

3.	Exhibits.

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 6, 2012	EXLSERVICE HOLDINGS, INC.

	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR Rohit Kapoor	Chief Executive Officer, President and Director (Principal Executive Officer)	March 6, 2012

/S/ VISHAL CHHIBBAR Vishal Chhibbar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2012

/S/ VIKRAM TALWAR Vikram Talwar	Chairman of the Board	March 6, 2012

/S/ STEVEN B. GRUBER Steven B. Gruber	Director	March 6, 2012

/S/ EDWARD V. DARDANI Edward V. Dardani	Director	March 6, 2012

/S/ KIRAN KARNIK Kiran Karnik	Director	March 6, 2012

/S/ DAVID B. KELSO David B. Kelso	Director	March 6, 2012

/S/ CLYDE W. OSTLER Clyde W. Ostler	Director	March 6, 2012

/S/ DR. MOHANBIR SAWHNEY Dr. Mohanbir Sawhney	Director	March 6, 2012

/S/ GAREN K. STAGLIN Garen K. Staglin	Director	March 6, 2012

INDEX TO EXHIBITS

The following exhibits are being filed as part of this Annual Report on Form 10-K:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Third Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2011).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1**	Professional Services Agreement, dated March 7, 2006, between The Travelers Indemnity Company and ExlService Holdings, Inc as amended by Amendment 3, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on March 16, 2010).

10.2	Employment Agreement, dated May 1, 2009, between exlservice.com (India) Private Limited and Vishal Chhibbar (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on March 16, 2010).

10.3	Letter Agreement, effective June 1, 2009, between ExlService Holdings, Inc, and Vishal Chhibbar (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on March 16, 2010).

10.4	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank (incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Vikram Talwar (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on March 16, 2009).

10.6	Amendment, effective June 2, 2010, to the Amended and Restated Employment and Non-Competition Agreement, dated December 16, 2008 between Vikram Talwar and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2010).

10.7	Summary of terms of compensation for Vikram Talwar (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2010).

10.8	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on March 16, 2009).

10.9	Amendment to the Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on March 16, 2010).

10.10	ExlService Holdings, Inc. 2003 India Stock Option Plan (incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.11	ExlService Holdings, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.12	ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	ExlService Holdings, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	Form of Stock Option Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005 (incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.29	Letter Agreement, dated March 20, 2008, between Exl Service.com, Inc. and Rembert de Villa.

10.30	Form of 2010 Restricted Stock Unit Agreement 1 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 4, 2010).

10.31	Form of 2010 Restricted Stock Unit Agreement 2 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on February 4, 2010).

10.32	Form of 2010 Restricted Stock Unit Agreement 3 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on February 4, 2010).

10.33	Form of 2010 Restricted Stock Unit Agreement 4 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on February 4, 2010).

10.34	Form of 2010 Restricted Stock Unit Agreement 5 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on February 4, 2010).

10.35*	Framework Agreement, dated July 25, 2005, between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on March 16, 2009).

10.36	Notice of Extension between Centrica plc and the Company, dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 10, 2008).

10.37*	Amendment No. 6, dated April 1, 2009, to the Framework Agreement between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on March 16, 2010).

10.38	Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (No. 333-157076)).

10.39**	Framework Agreement, dated February 29, 2012, by and among Centrica plc, the Company and exl Service.com (India) Private Limited.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the President and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase***

101.PRE	XBRL Extension Presentation Linkbase***

*	Portions of this exhibit have been omitted pursuant to confidential treatment granted by the SEC.

**	Confidential treatment has been requested with respect to portions of this exhibit, and such confidential portions have been deleted and filed separately with the SEC pursuant to Rule 24b-2 of the Exchange Act.

***	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

ExlService Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income/(loss) and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExlService Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExlService Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ExlService Holdings, Inc.

We have audited ExlService Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExlService Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Business Process Outsourcing, Inc. and Trumbull Services, LLC, which are included in the 2011 consolidated financial statements of ExlService Holdings, Inc. and subsidiaries and collectively constituted total assets of $119,036 thousand (of which $71,752 thousand represents goodwill and intangibles included within the scope of the assessment) as of December 31, 2011 and $55,513 thousand of revenues for the year then ended. Our audit of internal control over financial reporting of ExlService Holdings, Inc. and subsidiaries also did not include an evaluation of the internal controls over financial reporting of Business Process Outsourcing, Inc. and Trumbull Services, LLC.

In our opinion, ExlService Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExlService Holdings Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income/(loss) and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 6, 2012

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$82,393	$111,182
Short-term investments	7,869	3,084
Restricted cash	934	231
Accounts receivable, net	55,672	44,186
Prepaid expenses	4,269	3,317
Deferred tax assets, net	6,228	1,721
Advance income tax, net	3,379	5,364
Other current assets	6,097	5,244

Total current assets	166,841	174,329

Fixed assets, net	42,320	34,733
Restricted cash	3,387	3,432
Deferred tax assets, net	16,495	14,333
Intangible assets, net	36,313	18,591
Goodwill	92,287	43,370
Other assets	19,768	16,895

Total assets	$377,411	$305,683

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,333	$4,860
Deferred revenue	7,772	5,108
Accrued employee cost	27,700	23,947
Accrued expenses and other current liabilities	30,700	13,773
Current portion of capital lease obligations	1,729	231

Total current liabilities	72,234	47,919

Capital lease obligations, less current portion	4,244	389
Non-current liabilities	22,458	8,829

Total liabilities	98,936	57,137

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 31,496,461 shares issued and 31,173,064 shares outstanding as of December 31, 2011 and 29,690,463 shares issued and 29,437,961 shares outstanding as of December 31, 2010	31	30
Additional paid-in-capital	173,926	136,173
Retained earnings	147,046	112,266
Accumulated other comprehensive (loss)/income	(39,858)	1,126

Total stockholders’ equity including shares held in treasury	281,145	249,595

Less: 323,397 shares as of December 31, 2011 and 252,502 shares as of December 31, 2010, held in treasury, at cost	(2,693)	(1,069)

ExlService Holdings, Inc. stockholders’ equity	278,452	248,526
Non-controlling interest	23	20

Total stockholders’ equity	278,475	248,546

Total liabilities and stockholders’ equity	$377,411	$305,683

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenues	$360,541	$252,753	$190,995
Cost of revenues (exclusive of depreciation and amortization)	219,987	151,285	109,389

Gross profit	140,554	101,468	81,606

Operating expenses:
General and administrative expenses	50,660	40,278	31,850
Selling and marketing expenses	25,582	18,832	13,950
Depreciation and amortization	22,994	15,835	11,405

Total operating expenses	99,236	74,945	57,205

Income from operations	41,318	26,523	24,401
Other income/(expense):
Foreign exchange gain/(loss)	3,373	4,199	(5,929)
Interest and other income, net	1,957	1,367	1,023

Income before income taxes	46,648	32,089	19,495
Income tax provision	11,868	5,497	3,703

Income from continuing operations	34,780	26,592	15,792
Loss from discontinued operations, net of taxes	—	—	(139)

Net income	$34,780	$26,592	$15,653

Earnings per share:
Basic	$1.15	$0.91	$0.54
Diluted	$1.10	$0.88	$0.53
Weighted-average number of shares used in computing earnings per share:
Basic	30,264,805	29,281,364	28,963,770
Diluted	31,546,144	30,388,520	29,417,910

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Non - Controlling Interest	Total

	Shares	Amount				Shares	Amount
Balance as of December 31, 2008	29,054,145	$29	$116,676	$70,021	$(14,491)	(237,080)	$(903)	$—	$171,332
Stock issued on exercise/vesting of equity awards	223,958	—	979	—	—	—	—	—	979
Non-employee stock options	—	—	80	—	—	—	—	—	80
Stock based compensation	—	—	7,093	—	—	—	—	—	7,093
Excess tax expense from stock based compensation	—	—	(343)	—	—	—	—	—	(343)
Acquisition of treasury stock	—	—	—	—	—	(9,950)	(73)	—	(73)
Non-controlling interest	—	—	8	—	—	—	—	13	21
Comprehensive income:
Translation adjustments	—	—	—	—	3,026	—	—	—	3,026
Unrealized gain on cash flow hedges, net of taxes $566	—	—	—	—	1,725	—	—	—	1,725
Retirement benefits, net of taxes ($137)	—	—	—	—	(246)	—	—	—	(246)
Reclassification adjustment:
Realized loss on cash flow hedges, net of taxes $0	—	—	—	—	6,398	—	—	—	6,398
Retirement benefits, net of taxes $0	—	—	—	—	73	—	—	—	73
Net income	—	—	—	15,653	—	—	—	—	15,653

Total comprehensive Income	—	—	—	—	—	—	—	—	26,629

Balance as of December 31, 2009	29,278,103	$29	$124,493	$85,674	$(3,515)	(247,030)	$(976)	$13	$205,718
Stock issued on exercise/vesting of equity awards	412,360	1	3,024	—	—	—	—	—	3,025
Non-employee stock options	—	—	58	—	—	—	—	—	58
Stock based compensation	—	—	8,491	—	—	—	—	—	8,491
Excess tax benefit from stock based compensation	—	—	107	—	—	—	—	—	107
Acquisition of treasury stock	—	—	—	—	—	(5,472)	(93)	—	(93)
Non controlling interest	—	—	—	—	—	—	—	7	7
Comprehensive income:
Translation adjustments	—	—	—	—	3,484	—	—	—	3,484
Unrealized gain on cash flow hedges, net of taxes $1,524	—	—	—	—	3,929	—	—	—	3,929
Retirement benefits, net of taxes ($30)	—	—	—	—	(147)	—	—	—	(147)
Reclassification adjustment:
Realized gain on cash flow hedges, net of taxes ($916)	—	—	—	—	(2,745)	—	—	—	(2,745)
Retirement benefits, net of taxes $47	—	—	—	—	120	—	—	—	120
Net income	—	—	—	26,592	—	—	—	—	26,592

Total comprehensive income	—	—	—	—	—	—	—	—	31,233

Balance as of December 31, 2010	29,690,463	$30	$136,173	$112,266	$1,126	(252,502)	$(1,069)	$20	$248,546
Stock issued on exercise/vesting of equity awards	805,998	—	5,535	—	—	—	—	—	5,535
Stock issued in primary offering	1,000,000	1	21,525	—	—	—	—	—	21,526
Non-employee stock options	—	—	21	—	—	—	—	—	21
Stock based compensation	—	—	9,462	—	—	—	—	—	9,462
Excess tax benefit from stock based compensation	—	—	1,210	—	—	—	—	—	1,210
Acquisition of treasury stock	—	—	—	—	—	(70,895)	(1,624)	—	(1,624)
Non controlling interest	—	—	—	—	—	—	—	3	3
Comprehensive income/(loss):
Translation adjustments	—	—	—	—	(24,844)	—	—	—	(24,844)
Unrealized loss on cash flow hedges, net of taxes ($5,509)	—	—	—	—	(14,820)	—	—	—	(14,820)
Retirement benefits, net of taxes ($66)	—	—	—	—	(285)	—	—	—	(285)
Reclassification adjustment:
Realized gain on cash flow hedges, net of taxes ($484)	—	—	—	—	(1,116)	—	—	—	(1,116)
Retirement benefits, net of taxes $22	—	—	—	—	81	—	—	—	81
Net income	—	—	—	34,780	—	—	—	—	34,780

Total comprehensive loss	—	—	—	—	—	—	—	—	(6,204)

Balance as of December 31, 2011	31,496,461	$31	$173,926	$147,046	$(39,858)	(323,397)	$(2,693)	$23	$278,475

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands, except share and per share amounts)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$34,780	$26,592	$15,653
Loss from discontinued operations, net of taxes	—	—	139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,994	15,835	11,405
Stock-based compensation expense	9,462	8,491	7,093
Amortization of debt issuance costs	90	—	—
Non-employee stock options	21	58	140
Gain on bargain purchase	(405)	—	—
Unrealized foreign exchange (gain)/loss	(6,596)	1,050	(98)
Deferred income taxes	(1,705)	(2,375)	(8,400)
Excess tax (benefit)/expense from stock-based compensation	(1,210)	(107)	343
Non-controlling interest	3	7	—
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(498)	431	(3,258)
Accounts receivable	(5,109)	(8,443)	(287)
Prepaid expenses and other current assets	(4,660)	(2,166)	(54)
Accounts payable	(840)	(145)	1,211
Deferred revenue	(319)	(2,767)	3,333
Accrued expenses and other liabilities	8,520	9,082	3,844
Advance income tax, net	1,408	(5,850)	2,514
Other assets	299	(3,187)	2,117

Net cash provided by operating activities	56,235	36,506	35,695

Cash flows from investing activities:
Purchase of fixed assets	(19,468)	(19,860)	(11,416)
Business acquisition (net of cash acquired)	(80,983)	(42,144)	(3,529)
Purchase of short-term investments	(8,818)	(2,424)	(3,987)
Proceeds from redemption of short-term investments	3,517	3,456	153
Proceeds from sale of discontinued operations	—	—	1,448

Net cash used for investing activities	(105,752)	(60,972)	(17,331)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,286)	(88)	(114)
Proceeds from sale of common stock, net of issuance costs	21,526	—	—
Proceeds from short-term borrowings	30,000	—	—
Repayments of short-term borrowings	(30,049)	—	—
Payment of debt issuance costs	(446)	—	—
Proceeds from issuance of stock to minority shareholders	—	—	21
Acquisition of treasury stock	(1,624)	(93)	(73)
Proceeds from exercise of stock options	5,535	3,024	979
Excess tax benefit/(expense) from stock-based compensation	1,210	107	(343)

Net cash provided by financing activities	24,866	2,950	470

Effect of exchange rate changes on cash and cash equivalents	(4,138)	483	1,207

Net increase/(decrease) in cash and cash equivalents	(28,789)	(21,033)	20,041
Cash and cash equivalents, beginning of period	111,182	132,215	112,174

Cash and cash equivalents, end of period	$82,393	$111,182	$132,215

Supplemental disclosure of cash flow information:
Cash paid for interest	$803	$43	$22
Cash paid for taxes, net of refund	$14,542	$12,815	$4,845
Assets acquired under capital lease	$353	$547	$108

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(In thousands, except share and per share amounts)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (ExlService Holdings) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the Company), is a leading provider of outsourcing services and transformation services. The Company’s clients are located principally in the U.S. and the U.K.

Basis of Presentation

Certain amounts in the prior year’s financial statements and related notes have been reclassified to conform to the 2011 presentation.

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

The non-controlling interest represents the minority partner’s interest in the operation of exl Service.com (India) Private Limited (Exl India) and the profits associated with the minority partner’s interest in those operations, in the consolidated balance sheet and consolidated statement of income, respectively. The minority partner’s interest in the operations for the year ended December 31, 2011 and 2010 was insignificant and is included under general and administrative expenses in the consolidated statements of income.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, service tax receivables, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivatives financial instruments, stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.

Foreign Currency Translation

The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates except for some of the entities in Mauritius. Monetary assets and liabilities in foreign currencies are re-measured into functional currency at the

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

rates of exchange prevailing at the balance sheet dates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded in the accompanying consolidated statements of income.

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

December 31, 2011

(In thousands, except share and per share amounts)

Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with Accounting Standards Codification (ASC) topic 605-45-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Year ended December 31, 2011	$16,073
Year ended December 31, 2010	$11,820
Year ended December 31, 2009	$9,564

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

Current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports that will mature on various dates before December 31, 2012, as well as client funds held in dedicated bank accounts.

Non-current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports and for demands against pending income tax assessments (see Note 17 for details), that will mature on various dates after December 31, 2012.

Investments

The Company’s investments consist of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on such investments is included in interest income. Investments with original maturities greater than three months but less than twelve months are classified as short-term investments. Investments with maturities greater than twelve months from the balance sheet date are classified as long-term investments.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of accounts receivables ageing and prior collection experience to estimate the ultimate collectability of these receivables. As on December 31, 2011 and 2010, the Company had $134 and $246 of allowance for doubtful accounts, respectively.

Accounts receivable include unbilled accounts receivable which represents revenues for services performed but yet to be billed to the client. As of December 31, 2011 and 2010, the Company had $6,103 and $560 of unbilled accounts receivable, respectively, which are subsequently billed to respective clients.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

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

The estimated lives used in determining depreciation are as follows:

Estimated Useful Life (Years)
Network equipment, computers and software	3-5
Buildings	30
Land	—
Leasehold improvements	3-8
Office furniture and equipment	3-7
Motor vehicles	3-5

Business Combinations, Goodwill and Other Intangible Assets

ASC topic 805, “Business Combinations” (ASC No. 805), requires that the purchase method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. Under ASC topic 350, “Intangibles—Goodwill and Other” (ASC No. 350), all assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units.

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

December 31, 2011

(In thousands, except share and per share amounts)

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

The Company’s definite lived intangible assets are amortized over their estimated useful lives as listed below using a straight-line method or a method of amortization that reflects the pattern in which the economic benefits of the intangibles assets were consumed or otherwise realized:

Customer relationships	3-15 years
Leasehold benefits	3-8 years
Developed technology	5-10 years
Non-compete agreements	1-2 years
Trade names and trademarks	3-5 years

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

Retirement Benefits

Contributions to defined contribution plans are charged to the consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. In accordance with ASC topic 715, “Compensation-Retirement Benefit” (ASC No. 715), the liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences in accordance with ASC topic 710, “Compensation-General” (ASC No. 710).

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

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

As of December 31, 2011, two customers accounted for approximately 13% and 12% respectively, of the Company’s total accounts receivable. As of December 31, 2010, two customers accounted for approximately 17% and 15% respectively, of the Company’s total accounts receivable.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2011	2010	2009
Numerators:
Net income :
Continuing operations	$34,780	$26,592	$15,792
Discontinued operations	—	—	(139)

	$34,780	$26,592	$15,653

Denominators:
Basic weighted average common shares outstanding	30,264,805	29,281,364	28,963,770
Dilutive effect of share based awards	1,281,339	1,107,156	454,140

Diluted weighted average common shares outstanding	31,546,144	30,388,520	29,417,910

Weighted average common shares considered anti-dilutive in computing diluted earnings per share	424,081	674,507	2,193,147

Accumulated Other Comprehensive Income/(Loss)

ASC topic 220, “Reporting Comprehensive Income,” establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive income/(loss) consists of net earnings/(loss), amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC No. 815. Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive income until the settlement of that contract. The balances of different components as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Cumulative translation adjustments	$(26,337)	$(1,493)
Unrealized gain/(loss) on cash flow hedges, net of taxes of ($4,819) and $1,174	(12,910)	3,026
Retirement benefits, net of taxes of ($164) and ($120)	(611)	(407)

Accumulated other comprehensive income/(loss)	$(39,858)	$1,126

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2011	December 31, 2010
Accrued expenses	$12,134	$10,199
Derivative instruments	9,170	—
Other current liabilities	9,397	3,574

Accrued expenses and other current liabilities	$30,700	$13,773

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

Non-current liabilities

Non-current liabilities consist of the following:

	December 31, 2011	December 31, 2010
Derivative instruments	$8,559	$—
Unrecognized tax benefits	4,981	4,136
Deferred rent	3,319	2,787
Retirement benefits	3,068	1,906
Other non-current liabilities	2,531	—

Non-current liabilities	$22,458	$8,829

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standard Board (FASB) issued update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU No. 2010-29). ASU No. 2010-29 requires public companies to disclose revenues and earnings of the combined entity as though the current period business combination had occurred as of the beginning of the comparable prior annual reporting period while presenting comparative financial statements. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted the guidance effective January 1, 2011 for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of the guidance had no effect on the Company’s financial position or results of operations. See Note 5 to our consolidated financial statements for further details.

In May 2011, the FASB issued update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU No. 2011-04). ASU No. 2011-04 was intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. The update explains how to measure fair value and does not require additional measurements. The update is effective from January 1, 2012 and may require certain additional disclosures associated with the fair value measures.

In June 2011, the FASB issued update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05). ASU No. 2011-05 effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, FASB issued update No. 2011-12, an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the two aforementioned amendments is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2011, the FASB issued update No. 2011-08, “Testing Goodwill for Impairment” (ASU No. 2011-08), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting the provisions of ASU 2011-08.

3. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the years ended December 31, 2011 and 2010 are as follows:

	Three months ended
2011	March 31	June 30	September 30	December 31	Full Year
Revenues	$72,907	$85,028	$100,026	$102,580	$360,541
Gross profit	28,688	33,030	38,271	40,565	140,554
Net income to common stockholders	$8,361	$8,475	$8,391	$9,553	$34,780
Earnings Per Share:
Basic	$0.28	$0.28	$0.28	$0.31	$1.15
Diluted	$0.27	$0.27	$0.27	$0.29	$1.10
Weighted-average number of shares used in computing earnings per share:
Basic	29,620,218	29,859,811	30,293,114	31,266,183	30,264,805
Diluted	30,911,066	31,043,426	31,586,936	32,623,251	31,546,144
Note:
Stock compensation expense	$2,248	$2,879	$2,160	$2,175	$9,462
Amortization of intangibles	$636	$913	$1,395	$1,385	$4,329

	Three months ended
2010	March 31	June 30	September 30	December 31	Full Year
Revenues	$54,489	$60,639	$67,585	$70,040	$252,753
Gross profit	23,004	23,192	27,001	28,271	101,468
Net income to common stockholders	$5,623	$4,869	$7,804	$8,296	$26,592
Earnings Per Share:
Basic	$0.19	$0.17	$0.27	$0.28	$0.91
Diluted	$0.19	$0.16	$0.26	$0.27	$0.88
Weighted-average number of shares used in computing earnings per share:
Basic	29,128,741	29,231,812	29,302,862	29,458,508	29,281,364
Diluted	30,157,956	30,201,092	30,385,308	30,806,190	30,388,520
Note:
Stock compensation expense	$1,828	$2,404	$2,121	$2,138	$8,491
Amortization of intangibles	$181	$520	$688	$635	$2,024

Note: Figures for the quarters may not be comparable due to acquisitions in 2010 and 2011.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

4. Segment Information

The Company is organized around its outsourcing services and transformation services segments. The Company’s recent acquisition of Business Process Outsourcing, Inc. (OPI) and Trumbull Services, LLC (Trumbull) is classified within the outsourcing services segment. See Note 5 for further details regarding the OPI Acquisition and the Trumbull Acquisition.

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

Revenues and cost of revenues for each of the years ended December 31, 2011, 2010 and 2009, for outsourcing services and transformation services segments, respectively, are as follows:

	Year ended December 31, 2011			Year ended December 31, 2010
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$294,361	$66,180	$360,541	$192,095	$60,658	$252,753
Cost of revenues (exclusive of depreciation and amortization)	178,301	41,686	219,987	113,461	37,824	151,285

Gross profit	$116,060	$24,494	$140,554	$78,634	$22,834	$101,468

Operating expenses			99,236			74,945
Other income/(expense)			5,330			5,566
Income tax provision			11,868			5,497

Net income			$34,780			$26,592

	Year ended December 31, 2009
	Outsourcing Services	Transformation Services	Total
Revenues	$152,638	$38,357	$190,995
Cost of revenues (exclusive of depreciation and amortization)	83,064	26,325	109,389

Gross profit	$69,574	$12,032	$81,606

Operating expenses			57,205
Other income/(expense)			(4,906)
Income tax provision			3,703

Income from continuing operations			15,792
Loss from discontinued operations, net of taxes			(139)

Net income			$15,653

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

On May 31, 2011, the Company completed its acquisition of OPI, a Delaware corporation formerly organized as a Cayman Islands exempted company (the OPI Acquisition), pursuant to a Merger Agreement, dated as of April 30, 2011 (the Merger Agreement).

The Company acquired OPI to strengthen its position as a provider of finance and accounting outsourcing services. The aggregate consideration paid to OPI’s former stockholders in the Merger was $91,000 in cash, excluding adjustments based on OPI’s working capital, debt and certain expenses incurred by OPI in connection with the consummation of the transactions contemplated by the Merger Agreement (the Merger Consideration). Pursuant to the Merger Agreement, a portion of the Merger Consideration was placed into escrow as security for the indemnification obligations of OPI’s stockholders.

On October 1, 2011, the Company also acquired Trumbull, a market leader in subrogation services for property and casualty insurance companies, from The Hartford Financial Services Group, Inc. (Hartford). With the Trumbull Acquisition, the Company has strengthened its leadership position in the insurance industry with a highly skilled and experienced employee base and access to an advanced software platform, and has become a leading provider of complex insurance subrogation outsourcing services.

The total purchase price of the acquisitions is as follows:

Amount
(In thousands)
Enterprise Value	$91,250
Less: OPI debt as of the acquisition date	(7,045)
Add: Working capital baseline and other adjustments as of the acquisition date	16,955

Total purchase price	$101,160

The Company’s preliminary purchase price allocation for the acquisitions is as follows:

Amount
(In thousands)
Net tangible assets	$24,194
Identifiable intangible assets:
Customer relationships	16,696
Leasehold benefits	3,100
Trade names and Trademarks	1,822
Non-compete agreements	1,117
Developed technology	32
Goodwill*	54,604
Other income**	(405)

Total purchase price	$101,160

*	Includes $14,000 deposited in an escrow account in connection with the OPI Acquisition.

**	Represents gain on bargain purchase recognized in connection with the Trumbull Acquisition, primarily as a result of customer relationships acquired.

Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of acquisition. Accordingly, the Company may adjust the amounts recorded as of December 31, 2011 to reflect any

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

revised valuations of the assets acquired or liabilities assumed. The customer relationships and leasehold benefits from the OPI Acquisition are being amortized over a weighted average life of 10.6 years and the remaining period of the lease (approximately 8 years), respectively. Similarly, trade names, trademarks and non-compete agreements are being amortized over a life of 3.0 years and 1.5 years, respectively.

During the year ended December 31, 2011, the Company recognized $1,351 of acquisition-related costs, which amounts are included under general and administrative expenses in the audited consolidated statements of income.

Unaudited Pro Forma Financial Information

ASC paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for the business combinations that occurred in the current reporting period. Under ASU No. 2010-29, the disclosures include pro forma revenues and earnings of the combined entity for the current reporting period as though the acquisition date for the business combination that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenues and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

The unaudited financial information in the table below summarizes the combined results of operations of ExlService Holdings and OPI, on a pro forma basis, as though the companies had been combined as of January 1, 2010. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the OPI Acquisition had taken place on that date or of results that may occur in the future. The unaudited pro forma financial information for the years ended December 31, 2011 and 2010 combines the results for the Company for the years ended December 31, 2011 and 2010 and the historical results for OPI for the five months ended May 31, 2011 and for the year ended December 31, 2010.

	Year ended December 31,
	2011	2010
Total revenues	$397,322	$328,848
Net income	$37,862	$28,746
Earnings per share:
Basic	$1.25	$0.98
Diluted	$1.20	$0.95
Weighted-average number of shares used in computing earnings per share:
Basic	30,264,805	29,281,364
Diluted	31,546,144	30,388,520

Net income for the years ended December 31, 2011 and 2010 include adjustments for amortization of identifiable intangible assets recognized from the OPI Acquisition, Merger-related transaction costs including advisory and legal fees incurred which are directly attributable to the Merger, but which are not expected to have a continuing impact on the combined entity’s results and adjustment for changes to income tax expense as a result of the consummation of this transaction.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

Our results of operations for years ended December 31, 2011 include $53,479 of revenues and $4,469 of net income, respectively, attributable to the revenues and net income of OPI since the OPI Acquisition was consummated.

Goodwill

The following table sets forth details of the Company’s goodwill balance as of December 31, 2011:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2010	$2,834	$16,785	$19,619
Goodwill arising from acquisitions	28,557	—	28,557
Purchase accounting adjustments*	(5,303)	—	(5,303)
Currency translation adjustments	497	—	497

Balance at December 31, 2010	26,585	16,785	43,370
Goodwill arising from OPI acquisition	54,604	—	54,604
Currency translation adjustments	(5,687)	—	(5,687)

Balance at December 31, 2011	$75,502	$16,785	$92,287

*	Represents adjustments related to the GTSC and PDMA acquisitions.

Based on the results of its first step impairment tests performed during the year ended December 31, 2011, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. In the event the Company records an impairment loss in the future, such amount will not be deductible for tax purposes.

Intangible Assets

Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$33,100	$(4,456)	$28,644
Leasehold benefits	3,474	(668)	2,806
Developed technology	2,133	(351)	1,782
Non-compete agreements	1,316	(606)	710
Trade names and trademarks	2,722	(351)	2,371

	$42,745	$(6,432)	$36,313

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$16,595	$(1,726)	$14,869
Leasehold benefits	1,002	(257)	745
Developed technology	2,100	(140)	1,960
Non-compete agreements	200	(83)	117
Trade names and trademarks	900	—	900

	$20,797	$(2,206)	$18,591

Amortization expense for the year ended December 31, 2011, 2010 and 2009 was $4,329, $2,024 and $167, respectively. The weighted average life of intangible assets was 10.1 years for customer relationships, 6.8 years for leasehold benefits, 10.0 years for developed technology, 1.5 years for non-compete agreements and 3.0 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of December 31, 2011 and December 31, 2010.

Estimated amortization of intangible assets during the year ending December 31,

2012	$5,346
2013	$4,417
2014	$3,959
2015	$3,709
2016	$3,706

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

December 31, 2011

(In thousands, except share and per share amounts)

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2011 and 2010. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

The assets and liabilities measured at fair value on recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total
As of December 31, 2011
Assets
Money market and mutual funds	$42,067	$—	$—	$42,067
Derivative financial instruments	—	32	—	32

Total	$42,067	$32	$—	$42,099

Liabilities
Derivative financial instruments	$—	$17,729	$—	$17,729

Total	$—	$17,729	$—	$17,729

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Assets
Money market and mutual funds	$83,335	$—	$—	$83,335
Derivative financial instruments	—	4,214	—	4,214

Total	$83,335	$4,214	$—	$87,549

Liabilities	—	—	—	—

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

The Company had outstanding foreign exchange contracts totaling $235,866 and GBP 10,368 as of December 31, 2011 and totaling $166,030, GBP 8,434 and EUR 785 as of December 31, 2010. The Company estimates that approximately $9,170 of net derivative losses included in accumulated other comprehensive income could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of December 31, 2011. At December 31, 2011, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty three months.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the year ended December 31, 2011 and 2010.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments:

	December 31, 2011	December 31, 2010
Other current assets:
Foreign currency exchange contracts	$—	$3,171
Other assets:
Foreign currency exchange contracts	$—	$1,029
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$9,170	$—
Other noncurrent liabilities:
Foreign currency exchange contracts	$8,559	$—

Derivatives not designated as hedging instruments:

	December 31, 2011	December 31, 2010
Other current assets:
Foreign currency exchange contracts	$32	$14

The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income for the years ended December 31, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$(20,329)	$5,453	Foreign exchange gain	$1,600	$3,661	Foreign exchange gain	$—	$—

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

Derivatives not designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		2011	2010
Foreign exchange contracts	Foreign exchange gain	$(5,482)	$1,485

8. Fixed Assets

Fixed assets consist of the following:

	December 31, 2011	December 31, 2010
Owned Assets:
Network equipment, computers and software	$55,499	$50,282
Buildings	1,498	1,779
Land	980	1,164
Leasehold improvements	21,733	19,195
Office furniture and equipment	9,011	7,439
Motor vehicles	828	712
Capital work in progress	2,737	2,006

	92,286	82,577
Less: Accumulated depreciation and amortization	(54,736)	(48,455)

	$37,550	$34,122

Assets under capital leases:
Network equipment, computers and software	$474	$—
Leasehold improvements	2,541	—
Office furniture and equipment	1,645	—
Motor vehicles	882	879

	5,542	879
Less: Accumulated depreciation and amortization	(772)	(268)

	$4,770	$611

Fixed Assets, net	$42,320	$34,733

Depreciation and amortization expense excluding amortization of acquisition related intangibles for the year ended December 31, 2011, 2010 and 2009 was $18,665, $13,811 and $11,238, respectively.

Capital work in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

Common Stock

The Company has one class of common stock outstanding.

On September 19, 2011, the Company completed a public offering of its common stock. The Company sold 1,000,000 shares of its common stock and certain selling stockholders sold an aggregate of 3,000,000 shares of common stock at a price of $23.00 per share less underwriting discount. The Company received net proceeds of $21,526 from the offering.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

During the year ended December 31, 2011, the Company acquired 61,299 shares of common stock for a total consideration of $1,439 in pursuance of an option agreement between the Company and Prudential Financial, Inc. (Prudential) dated July 1, 2004. The purchase price of $23.47 per share was the average closing price for the 30-day period on the Nasdaq Global Select Market preceding the date of exercise of options by Prudential. The shares acquired are held as treasury stock.

During the year ended December 31, 2011, the Company also acquired 9,596 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $185. The weighted average purchase price of $19.26 per share was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

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

10. Short Term Borrowings

On May 26, 2011, the Company entered into a credit agreement (the Credit Facility) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Facility is comprised of a $50,000 revolving credit facility, including a letter of credit sub-facility, for a period of three years. The Company has an option to increase the commitments under the Credit Facility by up to an additional $25,000, subject to certain approvals and conditions as set forth in the Credit Facility.

Borrowings under the Credit Facility may be used for working capital and general corporate purposes. The Company repaid all amounts outstanding under the Credit Facility during the year ended December 31, 2011 and, as of December 31, 2011, it did not have any borrowings under the Credit Facility. In connection with the financing, the Company incurred $446 as debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility using the effective interest method.

The Credit Facility is guaranteed by the Company’s domestic subsidiaries. The obligations under the Credit Facility are secured by all or substantially all of the assets of the borrower and its material domestic subsidiaries. The Credit Facility contains certain covenants including a restriction on indebtedness of the Company.

11. Employee Benefit Plans

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

December 31, 2011

(In thousands, except share and per share amounts)

The benefit obligation has been measured as of December 31, 2011. The following table sets forth the activity and the funded status of the Gratuity Plan and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	December 31,
	2011	2010
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$2,883	$1,804
Service cost	792	526
Interest cost	302	152
Benefits paid	(333)	(267)
Actuarial loss	351	156
Acquisitions	1,082	411
Effect of exchange rate changes	(648)	101

Projected benefit obligation at the end of the year	$4,429	$2,883

Unfunded amount–non-current	$3,068	$1,903
Unfunded amount–current	346	980

Total accrued liability	$3,414	$2,883

Accumulated benefit obligation	$3,316	$2,208

Net gratuity cost includes the following components:

	Year ended December 31,
	2011	2010	2009
Service cost	$792	$526	$284
Interest cost	302	152	115
Expected return on plan assets	(24)	—	—
Actuarial loss	103	167	73

Net gratuity cost	$1,173	$845	$472

The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $125. The components of accumulated other comprehensive income that has not been recognized as components of net gratuity cost in the statement of income as of December 31, 2011 is as follows:

	December 31,
	2011	2010
Net actuarial loss	$600	$396
Net prior service cost	11	11

Accumulated other comprehensive loss, net of tax	$611	$407

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	December 31,
	2011	2010	2009
Discount rate	9.1%	8.7%	6.1%
Rate of increase in compensation levels	8.4%	8.0%	8.0%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments during the year ending December 31,
2012	$1,362
2013	$1,218
2014	$1,109
2015	$1,039
2016	$987
2017 to 2020	$2,565

The Gratuity Plan is a funded plan that is managed and administered by Life Insurance Corporation (LIC) of India, a body corporate fully owned by Government of India, which calculates the annual contribution required to be made by the Company and manages the investment as well as payouts under the plan. Based on the plan investments allowed by the Government of India, LIC estimates the expected return on the fund assets to be approximately 8% in the year 2011. LIC manages the fund on a cash accumulation basis and declares interest retrospectively on March 31 of each year.

Change in Plan Assets
Plan assets at January 1, 2011	$—
Employer contribution	1,126
Expected return	24
Effect of exchange rate changes	(135)

Plan assets at December 31, 2011	$1,015

The Company maintains the Exl Service Inc. 401(k) Plan, the Inductis 401(k) Profit Sharing Plan, OPI 401(k) retirement plan and the PDMA 401(k) Profit Sharing Plan, (the 401(k) Plans) under Section 401(k) of the Internal Revenue Code of 1986 covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company’s contribution to the 401(k) Plans amounted to $662, $269 and $251 during the years ended December 31, 2011, 2010 and 2009, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

During the years ended December 31, 2011, 2010 and 2009, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Malaysia and the Czech Republic:

Year ended December 31, 2011	$5,011
Year ended December 31, 2010	$3,648
Year ended December 31, 2009	$2,378

12. Leases

The Company finances its use of certain facilities, computer hardware, leasehold improvements, furniture, fixtures, office equipments and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of December 31, 2011 are as follows:

Year ending December 31,
2012	$2,227
2013	1,966
2014	1,465
2015	1,077
2016	363

Total minimum lease payments	7,098
Less: amount representing interest	1,125

Present value of minimum lease payments	5,973
Less: current portion	1,729

Long term capital lease obligation	$4,244

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are set forth below:

Year ending December 31,
2012	$9,188
2013	7,187
2014	6,359
2015	4,750
2016	1,988
2017 and thereafter	1,260

$30,732

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $14,599, $9,808 and $5,854 for the years ended December 31, 2011, 2010 and 2009, respectively. Deferred rent as of December 31, 2011 and 2010 was $3,815 and $3,324, respectively, and are included in “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

13. Income Taxes

The components of income from continuing operations before income taxes consist of the following:

	Year ended December 31,
	2011	2010	2009
Domestic	$6,012	$5,964	$3,332
Foreign	40,636	26,125	16,163

	$46,648	$32,089	$19,495

The income tax provision/(benefit) relating to continuing operations consists of the following:

	Year ended December 31,
	2011	2010	2009
Current provision:
Domestic	$1,433	$4,380	$4,629
Foreign	12,140	3,492	7,474

	$13,573	$7,872	$12,103

Deferred benefit:
Domestic	$1,999	$(1,431)	$(1,596)
Foreign	(3,704)	(944)	(6,804)

	$(1,705)	$(2,375)	$(8,400)

Income tax provision	$11,868	$5,497	$3,703

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	December 31,
	2011	2010	2009
Expected tax provision	$16,327	$11,231	$6,823
Change in valuation allowance	(1,702)	367	710
Impact of tax holiday	(3,234)	(2,573)	(2,346)
Foreign tax rate differential	(1,033)	(363)	(766)
Deferred tax benefit	(694)	(1,179)	(2,162)
Unrecognized tax benefits and interest	877	(2,848)	—
State taxes, net of Federal taxes	841	550	269
Non-deductible expenses	427	115	962
Other	59	197	213

Tax provision	$11,868	$5,497	$3,703

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of the Company’s operations centers in India qualified for an exemption from corporate tax under Section 10A or 10B of the Indian Income Tax Act. This exemption was available for a period of ten consecutive years beginning with the financial year in which the operations center began to manufacture or produce eligible goods and services and expired on April 1,

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

2011. As a result of the expiry of the tax holiday period, the tax holiday period for those of the Company’s operations centers in India that had not expired on April 1, 2010 expired on April 1, 2011. Therefore, profits generated from the services provided from such operations centers have become fully taxable and consequently, the Company’s tax expense increased significantly in and may continue to be higher after 2011.

The Company currently benefits from a four-year income tax holiday for one of its operations centers in the Philippines that will expire in the middle of 2012 but is extendable for an additional two years. The Company’s new operations center in the Philippines, inaugurated in January 2012, will also benefit from a four-year income tax holiday that is extendable for an additional two years. While the Company intends to apply for extensions of these holidays when they expire, it is possible that such extensions could be denied, or these holidays could be removed entirely due to changes in the government of the Philippines. Should either of these events occur, the Company’s Philippine tax liability could increase.

The Company’s operations centers in Jaipur and Noida, which were established in SEZs in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, the Company also acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. The operations center in Bengaluru will complete its first five years of operations on March 31, 2012. Under the tax regulations, the Bengaluru operations center will be entitled to a 50% tax exemption on profits from April 1, 2012, after which there will be an increase in the tax expense for such center. The Company anticipates establishing additional operations centers in SEZs in the future.

The diluted earnings per share effect of the tax holiday is $0.10, $0.08 and $0.08 for the years ended December 31, 2011, 2010 and 2009, respectively.

The components of the deferred tax balances as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Tax credit carry forward	$2,793	$4,157
Depreciation and amortization	5,060	5,445
Share-based compensation	4,787	5,844
Accrued employee costs and other expenses	3,412	3,007
Net operating loss carry forwards	7,947	665
Unrealized exchange loss on cash flow hedges	5,612	717
Deferred rent	212	268
Allowance for doubtful debts	48	100
Others	851	22

	$30,722	$20,225
Valuation allowance	(919)	(2,621)

Deferred tax assets	$29,803	$17,604

Deferred tax liabilities:
Intangible assets	$7,080	$376
Unrealized exchange gain on cash flow hedges	—	1,174

Deferred tax liabilities	$7,080	$1,550

Net deferred tax assets	$22,723	$16,054

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At December 31, 2011 and 2010, the Company performed an analysis of the realizability of its deferred tax assets and determined that a portion of such deferred tax assets were not more likely than not to be realizable. Accordingly, the Company has recorded a valuation allowance as of December 31, 2011 and 2010 of $919 and $2,621, respectively.

As a result of the OPI Acquisition, the Company also acquired OPI’s federal and state net operating losses. Thus, as of December 31, 2011, the Company has federal net operating loss carry forwards of approximately $22,937, expiring in years through 2027. The Company’s federal net operating loss carry forwards are subject to certain annual utilization limitations under Section 382 of the Internal Revenue Code. The Company also has state and local net operating loss carry forwards of varying amounts, which also are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize all of the losses before their expiry.

During the year ended December 31, 2011, the Company released a valuation allowance on deferred tax assets of $1,961 related to the Company’s assessment that the deferred tax assets generated by certain of the Company’s operating units in India that were under a tax holiday period were more likely than not to be realized upon the expiration of the tax holiday period on April 1, 2011.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (MAT). As of December 31, 2011 and 2010, income tax credits related to the MAT were approximately $2,793 and $4,157, respectively.

At December 31, 2011 and 2010, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized deferred taxes is not practical. Those earnings totaled approximately $125,226 and $93,026 as of December 31, 2011 and 2010, respectively.

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

The following summarizes the activity related to the gross unrecognized tax benefits from January 1, 2011 through December 31, 2011:

Balance as of January 1, 2011	$4,136
Increases related to prior year tax positions	1,000
Decreases related to prior year tax positions	—
Increases related to current year tax positions	945
Decreases related to current year tax positions	—
Effect of exchange rate changes	(757)

Balance as of December 31, 2011	$5,324

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

The unrecognized tax benefits as of December 31, 2011 of $5,324, if recognized, would impact the effective tax rate.

The Company has recognized interest and penalties of $657 during the year ended December 31, 2011, which is included in the income tax provision in the consolidated statements of income. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

14. Stock Based Compensation

In 2006, the Company instituted the ExlService Holdings, Inc. 2006 Omnibus Award Plan (the 2006 Plan) which replaced the 2003 Plan. The 2006 Plan covers all of the employees of the Company. Under the 2006 Plan, the Committee may grant awards of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

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

Effective January 1, 2006, the Company adopted guidance under ASC No. 718, using the modified prospective method of transition. Under the provisions of this guidance, the estimated fair value of share-based awards granted under stock incentive plans is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of this guidance for all share based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption.

The following costs related to the Company’s stock-based compensation plan are included in the consolidated statement of income:

	Year ended December 31,
	2011	2010	2009
Cost of revenue	$1,635	$1,593	$1,405
General and administrative expenses	4,589	3,838	3,456
Selling and marketing expenses	3,238	3,060	2,232

Total	$9,462	$8,491	$7,093

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected life (years)	5.58	4.65	4.56
Risk free interest rate	2.16%	1.84%	1.73%
Volatility	40%	44%	50%

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2008	1,788,751	$14.67
Granted	1,658,889	8.92
Exercised	(66,204)	12.08
Forfeited	(193,370)	18.13

Outstanding at December 31, 2009	3,188,066	$11.52
Granted	326,319	18.03
Exercised	(278,118)	10.88
Forfeited	(160,650)	13.51

Outstanding at December 31, 2010	3,075,617	$12.17
Granted	360,867	20.41
Exercised*	(342,166)	11.97
Forfeited	(64,190)	10.06

Outstanding at December 31, 2011	3,030,128	$13.22	$28,318	6.79

Vested and exercisable at December 31, 2011	1,476,133	$13.10	$13,967	5.94

Available for grant at December 31, 2011	2,729,370

*	Excludes 230,200 options exercised by Prudential, which was related to an option agreement between the Company and Prudential dated July 1, 2004.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

The unrecognized compensation cost for unvested options as of December 31, 2011, is $5,587, which is expected to be expensed over a weighted average period of 2.29 years. The weighted-average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $8.16, $7.10 and $3.52, respectively. The total grant date fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $3,099, $3,481 and $3,147, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $4,180, $2,416 and $290, respectively.

The following table summarizes the status of the Company’s stock options outstanding and stock options vested and exercisable at December 31, 2011:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.12 to $0.17	17,726	$0.12	17,726	$0.12
$8.00 to $15.00	1,852,516	9.75	970,076	10.49
$15.01 to $24.00	1,133,386	18.82	488,331	18.74
$24.01 to $36.15	26,500	24.81	—	—

Total	3,030,128	$13.22	1,476,133	$13.10

Subsequent to December 31, 2011, the Company has granted 288,129 stock options and 334,050 restricted stock units to its employees and directors.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2008	578,246	20.13	24,000	10.26
Granted	12,000	17.72	28,000	14.04
Vested	(157,754)	16.44	(24,000)	10.26
Forfeited	(52,682)	18.74	—	—

Outstanding at December 31, 2009	379,810	$21.78	28,000	$14.04
Granted	—	—	643,819	18.14
Vested	(134,242)	19.25	(28,000)	14.04
Forfeited	(9,683)	15.66	(19,004)	18.42

Outstanding at December 31, 2010	235,885	$23.47	624,815	$18.13
Granted	—	—	460,972	20.84
Vested	(152,962)	19.02	(108,670)	18.39
Forfeited	(19,089)	19.70	(37,458)	18.89

Outstanding at December 31, 2011*	63,834	$18.41	939,659	$19.40

*	Excludes 24,000 restricted stock units vested during the year ended December 31, 2011 (120,000 as of December 31, 2011) for which the underlying common stock is yet to be issued.

The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2011, unrecognized compensation cost of $14,905 is expected to be expensed over a weighted average period of 2.53 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the years ended December 31, 2011, 2010 and 2009 was $20.84, $18.14 and $15.14, respectively. The total grant date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was $5,456, $2,913 and $2,851, respectively.

Advisory Board Options

During the year ended December 31, 2011, 2010 and 2009, the Company recorded compensation expense of $21, $58 and $80, respectively, related to stock options granted to members of the Company’s advisory board. The fair value and related compensation expense will be calculated for the unvested portion of these options at the end of each reporting period until such options are fully vested.

15. Related Party Transactions

The Company provides services to Oak Hill Capital Partners, one of the Company’s significant stockholders. The Company recognized revenue of approximately $65, $82 and $32 during the years ended December 31, 2011, 2010 and 2009, respectively, for fees and expense reimbursements from Oak Hill Capital Partners. At December 31, 2011 and December 31, 2010, the Company had an account receivable of $3 and $9, respectively, related to these services.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

16. Geographical Information

	Year ended December 31,
	2011	2010	2009
Revenues
United States	$258,807	$182,043	$121,907
United Kingdom	79,419	61,436	64,697
Rest of World	22,315	9,274	4,391

	$360,541	$252,753	$190,995

	December 31, 2011	December 31, 2010
Fixed assets, net
India	$35,787	$30,447
United States	1,408	1,143
Philippines	3,946	2,049
Rest of World	1,179	1,094

	$42,320	$34,733

17. Commitments and Contingencies

Fixed Asset Commitments

At December 31, 2011, the Company has committed to spend approximately $4,564 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

Other Commitments

Certain of the Company’s delivery centers in India had been established as 100% Export-Oriented units under the Export Import Policy (the Policy) or Software Technology Parks of India units (STPI) under the STPI guidelines issued by the Government of India that provided the Company with certain incentives on imported and indigenous capital goods. Under the Policy, these units were required to achieve certain export ratios and realize revenues attributable to exports over a specified period. In the event that these units are unable to meet the requirements over the specified period, the Company may be required to refund these incentives along with penalties and fines. However, management believes that these units will continue to achieve the export levels within the required timeframe as they have consistently generated the required levels of export revenues.

ExlService Philippines, Inc. (Exl Philippines) is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration provides the Company with certain incentives on the import of capital goods and requires that Exl Philippines meet certain export obligations. The Company currently benefits from a four-year income tax holiday for one of its operations centers in the Philippines that will expire in the middle of 2012 but is extendable for an additional two years. The Company’s new operations center in the Philippines, inaugurated in January 2012, will also benefit from a four-year income tax holiday that is extendable for an additional two years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

The details of the assessment orders as of December 31, 2011 are as below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)	Amount Deposited (Including additional Interest)	Bank Guarantee Issued (Including additional Interest)
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$1,830	$1,830	$—

Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	1,774	1,774	—

Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,423	3,423	—

Exl India	2006-07	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2006-07 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,406	2,724	—

Exl India	2007-08	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2007-08 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,944	—	—

Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	2,761	1,318	2,060

Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	89	38	49

Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	655	339	385

Exl Inc.	2006-07	The assessment order alleges that EXL Inc. has a permanent establishment in India.	1,125	—	—

BPO India	2004-05	The assessment order alleges the transfer price we applied to transactions between OPI India and OPI Inc. for the 2004-05 tax year was not appropriate and proposes certain adjustments to the methodology for computing the amount of the tax exemption.	135	135	—

BPO India	2007-08	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	86	81	—

			$19,228	$11,662	$2,494

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011

(In thousands, except share and per share amounts)

any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the U.S. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India, Exl Service.com, Inc. (Exl Inc.) and by Business Process Outsourcing (India) Pvt. Ltd (BPO India) with the exception of the assessment orders disclosed above. There is a likelihood that the Company might receive similar orders for subsequent years until the above disputes are resolved.

Amounts paid as deposits in respect of the assessments described above aggregating to $11,662 and $11,898 as of December 31, 2011 and 2010, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,494 and $2,963 as of December 31, 2011 and 2010, respectively, are included in “Restricted cash” in the Company’s consolidated balance sheet as of December 31, 2011 and 2010.