Form 10-Q
period 2012-03-31
ExlService Holdings, Inc.
filed 2012-05-04
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 30, 2012, there were 31,905,746 shares of the registrant’s common stock outstanding (excluding 336,262 shares held in treasury and 9,907 shares of restricted stock), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,272	$82,393
Short-term investments	7,258	7,869
Restricted cash	834	934
Accounts receivable, net	58,837	55,672
Prepaid expenses	4,349	4,269
Deferred tax assets, net	5,774	6,228
Advance income tax, net	2,787	3,379
Other current assets	8,452	6,097

Total current assets	170,563	166,841

Fixed assets, net	44,840	42,320
Restricted cash	3,630	3,387
Deferred tax assets, net	14,334	16,495
Intangible assets, net	35,090	36,313
Goodwill	93,627	92,287
Other assets	21,353	19,768

Total assets	$383,437	$377,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,674	$4,333
Deferred revenue	7,805	7,772
Accrued employee cost	16,016	27,700
Accrued expenses and other current liabilities	26,398	30,700
Current portion of capital lease obligations	1,832	1,729

Total current liabilities	55,725	72,234

Capital lease obligations, less current portion	4,027	4,244
Non-current liabilities	18,139	22,458

Total liabilities	77,891	98,936

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 31,880,218 shares issued and 31,549,366 shares outstanding as of March 31, 2012 and 31,496,461 shares issued and 31,173,064 shares outstanding as of December 31, 2011.	32	31
Additional paid-in-capital	179,604	173,926
Retained earnings	155,962	147,046
Accumulated other comprehensive loss	(27,200)	(39,858)

Total stockholders’ equity including shares held in treasury	308,398	281,145

Less: 330,852 shares as of March 31, 2012 and 323,397 shares as of December 31, 2011, held in treasury, at cost	(2,875)	(2,693)

ExlService Holdings, Inc. stockholders’ equity	305,523	278,452
Non-controlling interest	23	23

Total stockholders’ equity	305,546	278,475

Total liabilities and stockholders’ equity	$383,437	$377,411

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2012	2011
Revenues	$104,608	$72,907
Cost of revenues (exclusive of depreciation and amortization)	66,672	44,219

Gross profit	37,936	28,688

Operating expenses:
General and administrative expenses	13,347	10,471
Selling and marketing expenses	7,799	5,857
Depreciation and amortization	6,359	4,852

Total operating expenses	27,505	21,180

Income from operations	10,431	7,508
Other income, net:
Foreign exchange gain	1,058	1,648
Interest and other income, net	447	325

Income before income taxes	11,936	9,481
Income tax provision	3,020	1,120

Net income	$8,916	$8,361

Earnings per share:
Basic	$0.28	$0.28
Diluted	$0.27	$0.27
Weighted-average number of shares used in computing earnings per share:
Basic	31,445,592	29,620,218
Diluted	32,783,855	30,911,066

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Net income	$8,916	$8,361
Other comprehensive income:
Unrealized gain/(loss) on effective cash flow hedges, net of taxes	6,486	(314)
Foreign currency translation adjustment	6,223	902
Retirement benefits, net of taxes	(51)	20

Total other comprehensive income	12,658	608

Total comprehensive income	$21,574	$8,969

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$8,916	$8,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,359	4,852
Amortization of debt issuance costs	38	—
Stock-based compensation expense	2,743	2,248
Non-employee stock options	32	—
Unrealized foreign exchange loss	1,711	297
Deferred income taxes	954	(1,553)
Change in operating assets and liabilities :
Restricted cash	108	(118)
Accounts receivable	(2,839)	(1,051)
Prepaid expenses and other current assets	(2,292)	(544)
Accounts payable	569	(1,059)
Deferred revenue	21	1,436
Accrued employee cost	(13,229)	(10,109)
Accrued expenses and other liabilities	883	3,972
Advance income tax, net	817	609
Other assets	(422)	411

Net cash provided by operating activities	4,369	7,752

Cash flows from investing activities:
Purchase of fixed assets	(9,299)	(7,158)
Purchase of short-term investments	(1,369)	(72)
Proceeds from redemption of short-term investments	2,223	—

Net cash used for investing activities	(8,445)	(7,230)

Cash flows from financing activities:
Principal payments on capital lease obligations	(446)	(51)
Acquisition of treasury stock	(182)	(34)
Proceeds from exercise of stock options	2,903	595

Net cash provided by financing activities	2,275	510

Effect of exchange rate changes on cash and cash equivalents	1,680	329

Net (decrease)/increase in cash and cash equivalents	(121)	1,361
Cash and cash equivalents, beginning of period	82,393	111,182

Cash and cash equivalents, end of period	$82,272	$112,543

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The non-controlling interest represents the minority partner’s interest in the operation of exl Service.com (India) Private Limited (Exl India) and the profits associated with the minority partner’s interest in those operations, in the unaudited consolidated balance sheet and unaudited consolidated statement of income, respectively. The non-controlling interest in the operations for the three months ended March 31, 2012 and 2011 was insignificant and is included under general and administrative expenses in the unaudited consolidated statements of income.

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

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In May 2011, the FASB issued update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU No. 2011-04). ASU No. 2011-04 was intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. The update explains how to measure fair value and does not require additional measurements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on the Company’s unaudited consolidated financial statements.

In June 2011, the FASB issued update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05). ASU No. 2011-05 effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, FASB issued update No. 2011-12, an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on the Company’s unaudited consolidated financial statements. Refer to the Company’s unaudited consolidated statements of comprehensive income for further details.

In September 2011, the FASB issued update No. 2011-08, “Testing Goodwill for Impairment” (ASU No. 2011-08), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on the Company’s unaudited consolidated financial statements and the Company does not expect this to have a material impact on its annual goodwill impairment assessment in the fourth quarter of fiscal 2012.

Accrued expenses and other current liabilities

	March 31, 2012	December 31, 2011
Accrued expenses	$14,014	$12,134
Derivative instruments	4,657	9,170
Other current liabilities	7,727	9,396

Accrued expenses and other current liabilities	$26,398	$30,700

Non-current liabilities

	March 31, 2012	December 31, 2011
Derivative instruments	$5,037	$8,559
Unrecognized tax benefits	5,517	4,981
Deferred rent	3,754	3,319
Retirement benefits	2,172	3,068
Other non-current liabilities	1,659	2,531

Non-current liabilities	$18,139	$22,458

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2012	2011
Numerators:
Net income	$8,916	$8,361

Denominators:
Basic weighted average common shares outstanding	31,445,592	29,620,218
Dilutive effect of share based awards	1,338,263	1,290,848

Diluted weighted average common shares outstanding	32,783,855	30,911,066

Weighted average common shares considered anti-dilutive in computing diluted earnings per share	338,237	611,069

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

Revenues and cost of revenues for each of the three months ended March 31, 2012 and 2011 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$89,734	$14,874	$104,608	$56,841	$16,066	$72,907
Cost of revenues (exclusive of depreciation and amortization)	56,478	10,194	66,672	34,235	9,984	44,219

Gross profit	$33,256	$4,680	$37,936	$22,606	$6,082	$28,688

Operating expenses			27,505			21,180
Other income, net			1,505			1,973
Income tax provision			3,020			1,120

Net income			$8,916			$8,361

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

On May 31, 2011, the Company completed its acquisition of Business Process Outsourcing Inc., a Delaware corporation formerly organized as a Cayman Islands exempted company (OPI), pursuant to a Merger Agreement, dated as of April 30, 2011 (the OPI Acquisition).

On October 1, 2011, the Company also acquired Trumbull Services, LLC. (Trumbull), a market leader in subrogation services for property and casualty insurance companies, from The Hartford Financial Services Group, Inc. (the Trumbull Acquisition).

Goodwill

The following table sets forth details of the Company’s goodwill balance as of March 31, 2012:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2011	$26,585	$16,785	$43,370
Goodwill arising from OPI Acquisition	54,604	—	54,604
Currency translation adjustments	(5,687)	—	(5,687)

Balance at December 31, 2011	75,502	16,785	92,287
Currency translation adjustments	1,340	—	1,340

Balance at March 31, 2012	$76,842	$16,785	$93,627

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$33,146	$(5,284)	$27,862
Leasehold benefits	3,626	(850)	2,776
Developed technology	2,133	(405)	1,728
Non-compete agreements	1,317	(813)	504
Trade names and trademarks	2,722	(502)	2,220

	$42,944	$(7,854)	$35,090

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$33,100	$(4,456)	$28,644
Leasehold benefits	3,474	(668)	2,806
Developed technology	2,133	(351)	1,782
Non-compete agreements	1,316	(606)	710
Trade names and trademarks	2,722	(351)	2,371

	$42,745	$(6,432)	$36,313

Amortization expense for the three months ended March 31, 2012 and 2011 was $1,394 and $636, respectively. The weighted average life of intangible assets was 10.1 years for customer relationships, 6.8 years for leasehold benefits, 10.0 years for developed technology, 1.5 years for non-compete agreements and 3.0 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of March 31, 2012 and December 31, 2011.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Estimated amortization of intangible assets during the year ending March 31,
2013	$5,136
2014	$4,373
2015	$3,828
2016	$3,728
2017	$3,723

6. Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. The table excludes short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

As of March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$42,685	$—	$—	$42,685
Derivative financial instruments	—	960	—	960

Total	$42,685	$960	$—	$43,645

Liabilities
Derivative financial instruments	$—	$9,694	$—	$9,694

Total	$—	$9,694	$—	$9,694

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$42,067	$—	$—	$42,067
Derivative financial instruments	—	32	—	32

Total	$42,067	$32	$—	$42,099

Liabilities
Derivative financial instruments	$—	$17,729	$—	$17,729

Total	$—	$17,729	$—	$17,729

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See Note 7 for further details.

7. Derivatives and Hedge Accounting

The Company actively looks to mitigate the exposure of foreign currency market risk by entering into various hedging transactions, authorized under Company policies, with counterparties that are highly rated financial institutions. The Company’s primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. The Company also has exposure in Philippine pesos, Czech koruna and other local currencies in which it operates. The Company uses derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. These derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and Hedging” (ASC 815). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

The Company had outstanding foreign exchange contracts totaling $227,104 and GBP 11,919 as of March 31, 2012 and totaling $235,866 and GBP 10,368 as of December 31, 2011. The Company estimates that approximately $4,113 of net derivative losses included in accumulated other comprehensive income (AOCI) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2012. As of March 31, 2012, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty three months.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2012 and 2011.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:

	March 31, 2012	December 31, 2011
Other current assets:
Foreign currency exchange contracts	$544	$—
Other assets:
Foreign currency exchange contracts	$112	$—
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$4,657	$9,170
Other non-current liabilities:
Foreign currency exchange contracts	$5,037	$8,559

Derivatives not designated as hedging instruments:

	March 31, 2012	December 31, 2011
Other current assets:
Foreign currency exchange contracts	$304	$32

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended March 31, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$8,309	$889	Foreign exchange gain	$(381)	$1,203	Foreign exchange gain	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		2012	2011
Foreign exchange contracts	Foreign exchange gain	$2,898	$371

8. Fixed Assets

The components of fixed assets, net of accumulated depreciation, consisted of the following:

	March 31, 2012	December 31, 2011
Owned Assets:
Network equipment, computers and software	$60,302	$55,499
Buildings	1,563	1,498
Land	1,023	980
Leasehold improvements	23,852	21,733
Office furniture and equipment	10,078	9,011
Motor vehicles	772	828
Capital work in progress	2,660	2,737

	100,250	92,286
Less: Accumulated depreciation and amortization	(60,010)	(54,736)

	$40,240	$37,550

Assets under capital leases:
Network equipment, computers and software	$485	$474
Leasehold improvements	2,653	2,541
Office furniture and equipment	1,692	1,645
Motor vehicles	1,011	882

	5,841	5,542
Less: Accumulated depreciation and amortization	(1,241)	(772)

	$4,600	$4,770

Fixed assets, net	$44,840	$42,320

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended March 31, 2012 and 2011 was $4,965 and $4,216, respectively.

Capital work in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock.

During the three months ended March 31, 2012, the Company acquired 7,455 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $182. The purchase price of $24.45 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. These shares are held as treasury stock.

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

10. Employee Benefit Plans

The Company’s Gratuity Plans in India and the Philippines provide a lump-sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plans are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plans are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

Net gratuity cost includes the following components:

	Three months ended March 31,
	2012	2011
Service cost	$271	$171
Interest cost	111	64
Expected return on plan assets	(19)	—
Actuarial loss	33	26

Net gratuity cost	$396	$261

The Gratuity Plans are funded plans that are managed and administered by Life Insurance Corporation (LIC) of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the investment as well as payouts under the plans. The Company expects a return on the fund assets to be approximately 9% per annum for the year ended March 31, 2012. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year.

Change in Plan Assets

Plan assets at January 1, 2012	$1,015
Employer contribution	1,143
Expected return	19
Effect of exchange rate changes	44

Plan assets at March 31, 2012	$2,221

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

The Company maintains the Exl Service Inc. 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made a provision for contributions to the 401(k) Plans amounting to $377 and $146 during the three month periods ended March 31, 2012 and March 31, 2011, respectively under the plans as applicable for these years.

During the three month periods ended March 31, 2012 and 2011, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Three months ended March 31, 2012	$1,481
Three months ended March 31, 2011	$1,022

11. Leases

The Company finances its use of certain facilities, computer hardware, leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of March 31, 2012 are as follows:

Year ending March 31,
2013	$2,316
2014	1,934
2015	1,448
2016	1,062
2017	137

Total minimum lease payments	6,897
Less: amount representing interest	1,038

Present value of minimum lease payments	5,859
Less: current portion	1,832

Long term capital lease obligation	$4,027

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending March 31,
2013	$10,128
2014	7,334
2015	6,716
2016	5,105
2017	1,463
2018 and thereafter	1,141

$31,887

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight-line basis over the lease period. Rent expense under both cancellable and non-cancellable operating leases was $4,682 and $2,812 for the three months ended March 31, 2012 and 2011, respectively. Deferred rent as of March 31, 2012 and December 31, 2011 was $4,298 and $3,815, respectively, and are included in “Accrued expenses and other current liabilities” and “Non-current liabilities” in the unaudited consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

12. Income Taxes

The Company recorded income tax expense of $3,020 and $1,120 for the three months ended March 31, 2012 and 2011, respectively. The effective rate of taxes increased from 11.8% during the three months ended March 31, 2011 to 25.3% during the three months ended March 31, 2012. The increase in the effective tax rate is primarily due to the expiry of a tax holiday period for most of the Company’s operating units in India from April 1, 2011 and release of a valuation allowance on deferred tax assets of $1,961 during the three months ended March 31, 2011 as a result of the Company’s assessment that the deferred tax assets generated by certain of the Company’s operating units in India that were under a tax holiday period were more likely than not to be realized upon the expiration of the tax holiday period.

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of the Company’s operations centers in India qualified for an exemption from corporate tax under Section 10A or 10B of the Indian Income Tax Act. This exemption was available for a period of ten consecutive years beginning with the financial year in which an operations center began to manufacture or produce eligible goods and services and expired on April 1, 2011. Therefore, profits generated from the services provided from such operations centers have become fully taxable and consequently, the Company’s tax expense increased significantly during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 and may continue to be higher in future.

The Company currently benefits from a four-year income tax holiday for one of its operations centers in the Philippines that will expire in the middle of 2012 but is extendable for an additional two years. The Company’s new operations center in the Philippines, inaugurated in January 2012, will also benefit from a four-year income tax holiday that is extendable for an additional two years. While the Company intends to apply for extensions of these holidays when they expire, it is possible that such extensions could be denied, or these holidays could be removed entirely due to changes in applicable legislation by the government of the Philippines. Should either of these events occur, the Company’s tax liability in the Philippines could increase.

The Company’s operations centers in Jaipur and Noida, which were established in special economic zones (SEZs) in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, the Company also acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. The operations center in Bengaluru completed its first five years of operations on March 31, 2012. Under the tax regulations, the Bengaluru operations center will be entitled to a 50% tax exemption on profits from April 1, 2012, after which there will be an increase in the tax expense for such center. The Company anticipates establishing additional operations centers in SEZs in the future.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At March 31, 2012, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on net operating loss carry forwards. The valuation allowance as of March 31, 2012 and December 31, 2011 was approximately $665 and $919, respectively.

As a result of the OPI Acquisition, the Company also acquired OPI’s federal and state net operating losses in the United States. Thus, as of March 31, 2012, the Company has federal net operating loss carry forwards of approximately $21,600, which expire in 2027. The Company’s federal net operating loss carry forwards are subject to certain annual utilization limitations under Section 382 of the United States Internal Revenue Code. The Company also has state and local net operating loss carry forwards of varying amounts, which also are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize all of the losses before their expiry.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (MAT). As of March 31, 2012 and December 31, 2011, deferred income taxes related to the MAT were approximately $3,456 and $2,793, respectively.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2012 through March 31, 2012:

Balance as of January 1, 2012	$5,324
Increases related to prior year tax positions
Decreases related to prior year tax positions	—
Increases related to current year tax positions	201
Decreases related to current year tax positions	—
Effect of exchange rate changes	190

Balance as of March 31, 2012	$5,715

The unrecognized tax benefits as of March 31, 2012 of $5,715, if recognized, would impact the effective tax rate.

The Company has recognized interest and penalties of $117 during the three months ended March 31, 2012. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2012	2011
Cost of revenue	$655	$395
General and administrative expenses	1,326	982
Selling and marketing expenses	762	871

Total	$2,743	$2,248

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2012	2011
Dividend yield	0%	0%
Expected life (years)	5.66	5.76
Risk free interest rate	0.99%	2.32%
Volatility	40%	40%

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	3,030,128	$13.22	$28,318	6.79
Granted	316,129	24.64
Exercised	(246,430)	12.14
Forfeited	(53,590)	10.03

Outstanding at March 31, 2012	3,046,237	$14.54	$39,595	6.96

Vested and exercisable at March 31, 2012	1,694,675	$12.72	$24,954	6.06

Available for grant at March 31, 2012	2,158,237

The unrecognized compensation cost for unvested options as of March 31, 2012 was $7,409, which is expected to be expensed over a weighted average period of 2.79 years. The weighted-average fair value of options granted during the three months ended March 31, 2012 and 2011 was $9.42 and $8.21, respectively. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $2,036 and $1,508, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2011	63,834	$18.41	939,659	$19.40
Granted	—	—	337,050	24.77
Vested	(280)	15.72	(137,047)	18.82
Forfeited	(2,901)	23.82	(25,555)	19.92

Outstanding at March 31, 2012	60,653	$18.21	1,114,107	$21.09

As of March 31, 2012, unrecognized compensation cost of $20,877 is expected to be expensed over a weighted average period of 2.92 years.

14. Related Party Transactions

The Company provides services to Oak Hill Capital Partners, an affiliate of the Oak Hill Capital Partners, L.P., one of the Company’s significant stockholders. The Company recognized revenues of approximately $15 each during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company had an account receivable of $12 and $3, respectively, related to these services.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

15. Geographical Information

	Three months ended March 31,
	2012	2011
Revenues
United States	$75,948	$52,418
United Kingdom	20,914	18,441
Rest of World	7,746	2,048

	$104,608	$72,907

	March 31, 2012	December 31, 2011
Fixed assets, net
India	$37,320	$35,787
United States	1,460	1,408
Philippines	4,761	3,946
Rest of World	1,299	1,179

	$44,840	$42,320

16. Commitments and Contingencies

Fixed Asset Commitments

As of March 31, 2012, the Company had committed to spend approximately $3,142 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Certain units of the Company’s Indian subsidiaries had been established as 100% Export-Oriented units under the Export Import Policy or Software Technology Parks of India units (STPI) under the STPI guidelines issued by the Government of India that has provided the Company with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. Although the corporate tax incentives are no longer available, the units are required to fulfill such conditions for a limited time. In the event that these units are unable to meet those conditions over the specified period, the Company may be required to refund those incentives along with penalties and fines. However, management believes that these units have in the past satisfied and will continue to satisfy those conditions.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

The details of the assessment orders as of March 31, 2012 are set forth below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)	Amount Deposited (Including additional Interest)	Bank Guarantee Issued (Including additional Interest)
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$1,911	$1,911	$—
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	1,852	1,852	—
Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,573	3,573	—
Exl India	2006-07	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2006-07 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,555	2,929	—
Exl India	2007-08	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2007-08 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	4,117	983	—
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	2,882	1,376	2,151
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	92	39	51
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	684	354	401
Exl Inc.	2006-07	The assessment order alleges that EXL Inc. has a permanent establishment in India.	1,174	NIL	—
BPO India	2004-05	The assessment order alleges the transfer price we applied to transactions between OPI India and OPI Inc., for the 2004-05 tax year was not appropriate and proposes certain adjustments to the methodology for computing the amount of the tax exemption.	141	141	—
BPO India	2007-08	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	72	72	—
OPI India	2006-07	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	83	80	—

			$20,136	$13,310	$2,603

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of loss is remote and accordingly has not accrued any amount with respect to these matters in its unaudited consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. The Company is subject to U.S. income taxes on the profits it recognizes in the United States. The Company has deposited the entire amount demanded by the Indian tax authorities with respect to the assessment orders received by Exl India, ExlService.com, Inc. (Exl Inc.) and by Business Process Outsourcing (India) Pvt. Ltd with the exception of those assessment orders disclosed above. There is a likelihood that the Company might receive similar orders for subsequent years until the above disputes are resolved.

Amounts paid as deposits in respect of the assessments described above aggregating to $13,310 and $11,662 as of March 31, 2012 and December 31, 2011, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,603 as of March 31, 2012 and $2,494 as of December 31, 2011, respectively, are included in “Restricted cash” in the Company’s unaudited consolidated balance sheet as of March 31, 2012 and the audited consolidated balance sheet as of December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Some of the statements in the following discussion are forward looking statements. See “Forward Looking Statements.” Dollar amounts within Item 2 are presented as actual dollar amounts.

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

On May 31, 2011, we completed the acquisition of Business Process Outsourcing Inc. (OPI), pursuant to a Merger Agreement, dated as of April 30, 2011 (the OPI Acquisition). We acquired OPI to strengthen our position as a provider of finance and accounting outsourcing services. By combining our existing finance and accounting outsourcing and transformation capabilities with OPI’s finance and accounting outsourcing capabilities and proprietary technology tools, we intend to provide a comprehensive set of finance and accounting services to our clients. The OPI Acquisition also furthers a strategic objective of leveraging technology and proprietary intellectual property in our service delivery.

On October 1, 2011, we acquired Trumbull Services, LLC (Trumbull), a market leader in subrogation services for property and casualty insurance companies, from the Hartford Financial Services Group, Inc. (the Trumbull Acquisition). With the Trumbull Acquisition, we have strengthened our leadership position in the insurance industry with a highly skilled and experienced employee base and access to an advanced software platform, and have become a leading provider of complex insurance subrogation outsourcing services.

We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe and are supported by our business development team, which operates from the U.S. and India. In 2011, we strengthened our marketing efforts with new leadership, an expanded team and the execution of integrated marketing campaigns. We operate twelve operations centers in India, two operations centers in the U.S., two operations centers in the Philippines including the one added in January 2012, and one operations center in each of Romania and the Czech Republic. In addition to these operations centers, we acquired three operations centers in India, two operations centers in Bulgaria, one operations center in Malaysia and two operations centers in the U.S. as part of the OPI Acquisition. We also acquired an operations center in the U.S. as part of the Trumbull Acquisition.

In February 2012, we inaugurated the EXL Center for Talent in Noida, India, our first facility exclusively dedicated to recruitment, capability enhancement and talent development. We are also in the process of expanding several of our other operations centers globally.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three months ended March 31, 2012, we had total revenues of $104.6 million compared to total revenues of $72.9 million in the three months ended March 31, 2011, an increase of $31.7 million or 43.5%.

Revenues from outsourcing services increased from $56.8 million for the three months ended March 31, 2011 to $89.7 million for the three months ended March 31, 2012. The increase in revenues from outsourcing services of $32.9 million was driven primarily by revenues of $26.8 million from the OPI Acquisition and the Trumbull Acquisition and net volume increases from existing and new clients aggregating to $8.4 million. These increases were offset partially by a net decrease in revenues of $2.3 million, primarily due to the depreciation of each of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Revenues from transformation services decreased from $16.1 million for the three months ended March 31, 2011 to $14.9 million for the three months ended March 31, 2012. The decrease was primarily due to reduction in project-based engagements in our finance transformation business during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Revenues from new clients for transformation services were $0.5 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively.

We anticipate that our revenues will grow as we expand our service offerings and client base, both organically and through acquisitions. We provide our clients with a range of outsourcing services principally in the insurance and healthcare, utilities, banking and financial services, transportation and logistics and travel sectors, as well as cross-industry BPO services, such as finance and accounting services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

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

We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 72.6% and 20.0%, respectively, of our total revenues for the three months ended March 31, 2012 and approximately 71.9% and 25.3%, respectively, of our total revenues for the three months ended March 31, 2011.

We derive a significant portion of our revenues from a limited number of large clients. In the three months ended March 31, 2012 and 2011, our total revenues from our three largest clients were $28.0 million and $27.8 million, respectively, accounting for 26.7% and 38.2% of our total revenues, respectively, during these periods.

We provide services to The Travelers Companies (Travelers), which represented $11.0 million, or 10.5%, of our total revenues for the three months ended March 31, 2012 and $10.1 million, or 13.8% of our total revenues for the three months ended March 31, 2011, under a services agreement. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days’ prior notice.

We derived revenues from eleven and three new clients for our services in the three months ended March 31, 2012 and 2011, respectively. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended March 31, 2012 and 2011, 4.0% and 4.3%, respectively, of our revenues represent reimbursement of such expenses.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar, Philippine peso/U.S. dollar and U.K. pound sterling/U.S. dollar exposure.

We have observed a shift in industry pricing models toward transaction-based pricing and other pricing models. We believe this trend will continue and we have begun to use transaction-based and other pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. Such models place the focus on operating efficiency in order to maintain our operating margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationships with such clients.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table summarizes our results of operations:

	Three months ended March 31,
	2012	2011
	(in million)
Revenues(1)	$104.6	$72.9
Cost of revenues (exclusive of depreciation and amortization)(2)	66.7	44.2

Gross profit	37.9	28.7

Operating expenses:
General and administrative expenses(3)	13.3	10.4
Selling and marketing expenses(3)	7.8	5.9
Depreciation and amortization expenses(4)	6.4	4.9

Total operating expenses	27.5	21.2

Income from operations	10.4	7.5
Other income/(expense):
Foreign exchange gain	1.1	1.7
Interest and other income	0.4	0.3

Income before income taxes	11.9	9.5
Income tax provision	3.0	1.1

Net income	$8.9	$8.4

(1)	Revenues include reimbursable expenses of $4.1 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively.
(2)	Cost of revenues includes $0.7 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 to our unaudited consolidated financial statements contained herein.
(3)	General and administrative expenses and selling and marketing expenses include $2.1 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 to our unaudited consolidated financial statements contained herein.
(4)	Depreciation and amortization includes $1.4 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively, of amortization of intangibles as described in Note 5 to our unaudited consolidated financial statements contained herein.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues increased 43.5% from $72.9 million for the three months ended March 31, 2011 to $104.6 million for the three months ended March 31, 2012. Revenues from outsourcing services increased from $56.8 million during the three months ended March 31, 2011 to $89.7 million during the three months ended March 31, 2012. The increase in revenues from outsourcing services of $32.9 million was primarily driven by revenues of $26.8 million from the OPI Acquisition and the Trumbull Acquisition and net volume increases from existing and new clients aggregating to $8.4 million. These increases were partially offset by a net decrease in revenues of $2.3 million, primarily due to the depreciation of each of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Revenues from transformation services decreased from $16.1 million for the three months ended March 31, 2011 to $14.9 million for the three months ended March 31, 2012. The decrease was primarily due to reduction in project-based engagements in our finance transformation business during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Revenues from new clients for transformation services were $0.1 million and $0.5 million during the three months ended March 31, 2011 and 2012, respectively.

Cost of Revenues. Cost of revenues increased 50.8% from $44.2 million for the three months ended March 31, 2011 to $66.7 million for the three months ended March 31, 2012. The increase in cost of revenues was primarily due to an increase in employee-related costs of $20.7 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $14.2 million of employee-related costs related to the OPI Acquisition and the Trumbull Acquisition. We also experienced an increase in reimbursable expenses of $1.0 million (resulting in an increase in revenues) and an increase in facilities, technology and other operating expenses of $3.9 million (primarily due to our acquisitions and new operating centers to support business growth). These increases were partially offset by a decrease of $3.1 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Cost of revenues as a percentage of revenues increased from 60.7% for the three months ended March 31, 2011 to 63.7% for the three months ended March 31, 2012.

Gross Profit. Gross profit increased 32.2% from $28.7 million for the three months ended March 31, 2011 to $37.9 million for the three months ended March 31, 2012. The increase in gross profit was primarily due to an increase in revenues of $31.7 million, offset by an increase in cost of revenues of $22.5 million. Gross profit as a percentage of revenues decreased from 39.3% for the three months ended March 31, 2011 to 36.3% for the three months ended March 31, 2012, primarily due to the impact of our acquisitions in 2011, partially offset by the depreciation of the Indian rupee against the U.S. dollar during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased 29.5% from $16.3 million for the three months ended March 31, 2011 to $21.1 million for the three months ended March 31, 2012. The increase in SG&A expenses was primarily due to an increase in employee-related costs of $4.0 million, including $2.1 million of employee-related costs related to the OPI Acquisition and our continued investment in sales and client management personnel, an increase in facilities costs of $0.3 million, primarily related to the OPI Acquisition, and an increase in other SG&A costs of $1.1 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. These increases were partially offset by a decrease of $0.6 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a percentage of revenues, SG&A expenses decreased from 22.4% for the three months ended March 31, 2011 to 20.2% for the three months ended March 31, 2012.

Depreciation and Amortization. Depreciation and amortization increased 31.1% from $4.9 million for the three months ended March 31, 2011 to $6.4 million for the three months ended March 31, 2012. The increase was primarily due to an increase in amortization of acquisition-related intangibles of $0.8 million, an increase in depreciation of $1.1 million, primarily related to our new operations centers and the OPI Acquisition and the Trumbull Acquisition. As we add more operations centers, we expect that our depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements. These increases were partially offset by a decrease of $0.4 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As a percentage of revenues, depreciation and amortization decreased from 6.7% for the three months ended March 31, 2011 to 6.1% for the three months ended March 31, 2012.

Income from Operations. Income from operations increased 38.9% from $7.5 million for the three months ended March 31, 2011 to $10.4 million for the three months ended March 31, 2012. As a percentage of revenues, income from operations decreased from 10.3% for the three months ended March 31, 2011 to 10.0% for the three months ended March 31, 2012. The decrease in income from operations as a percentage of revenues was primarily due to lower gross margins partially offset by operating leverage and the OPI Acquisition, resulting in lower SG&A expenses as a percentage of revenues during the three months ended March 31, 2012.

Other Income. Other income is comprised of foreign exchange gains and losses, interest income and expense and other items. Other income decreased from $2.0 million for the three months ended March 31, 2011 to $1.5 million for the three months ended March 31, 2012. This decrease is primarily as a result of net foreign exchange gain of $1.1 million during the three months ended March 31, 2012 compared to $1.6 million during the three months ended March 31, 2012, primarily attributable to the movement of the U.S. dollar against the Indian rupee. Net interest income and other income increased by $0.1 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to higher interest income. The average exchange rate of the Indian rupee against the U.S. dollar was 49.78 during the three months ended March 31, 2012 compared to 45.26 during the three months ended March 31, 2011.

Provision for Income Taxes. Provision for income taxes increased from $1.1 million for the three months ended March 31, 2011 to $3.0 million for the three months ended March 31, 2012. The effective rate of taxes increased from 11.8% during the three months ended March 31, 2011 to 25.3% during the three months ended March 31, 2012. The increase is primarily due to the release of a deferred tax valuation allowance of $2.0 million during the three months ended March 31, 2011. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $8.4 million for the three months ended March 31, 2011 to $8.9 million for the three months ended March 31, 2012, primarily due to an increase in operating income of $2.9 million, offset by a decrease in other income of $0.5 million and an increase in provision for income taxes of $1.9 million. As a percentage of revenues, net income decreased from 11.5% for the three months ended March 31, 2011 to 8.5% for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had $89.5 million in cash and cash equivalents and short-term investments.

Cash flows provided by operating activities decreased from $7.8 million in the three months ended March 31, 2011 to $4.4 million in the three months ended March 31, 2012. Cash flows from net income adjusted for non-cash items increased by $6.5 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to an increase in net income of $0.6 million, an increase in depreciation, amortization, stock-based compensation and deferred tax expense of $4.5 million and an increase in unrealized foreign exchange gain of $1.4 million.

Cash flows from changes in working capital decreased by $9.9 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to movement in accrued employee costs, accrued expenses and other liabilities and accounts receivable. Our days’ sales outstanding was 50 days as of March 31, 2012 compared to 49 days as of December 31, 2011.

Cash flows used for investing activities increased from $7.2 million in the three months ended March 31, 2011 to $8.4 million in the three months ended March 31, 2012. The increase is primarily due to an increase in capital expenditure of $2.1 million partially offset by net proceeds from redemption of short term investments of $0.9 million.

Cash flows provided by financing activities increased from $0.5 million in the three months ended March 31, 2011 to $2.3 million in the three months ended March 31, 2012. The increase is primarily due to proceeds from the exercise of stock options of $2.9 million during the three months ended March 31, 2012 compared to $0.6 million during the three months ended March 31, 2011.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $9.3 million of capital expenditures in the three months ended March 31, 2012. We expect to incur capital expenditures of approximately $15.0 million to $20.0 million in the remainder of 2012 primarily to meet the growth requirements of our clients, including additions to our existing facilities and expanding our operations centers in India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with the tax assessment orders issued against Exl India and Exl Inc., we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. Refer to Note 16 to our unaudited consolidated financial statements for further details.

On May 26, 2011, the Company entered into a credit agreement (the Credit Facility) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Facility is comprised of a $50.0 million revolving credit facility, including a letter of credit sub-facility, for a period of three years. We repaid all amounts outstanding under the Credit Facility during the year ended December 31, 2011 and, as of March 31, 2012, we did not have any borrowings under the Credit Facility. Borrowings under the Credit Facility may be used for working capital and general corporate purposes.

We anticipate that we will continue to rely upon cash from operating activities and the Credit Facility to finance our acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2012:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Capital leases	2.3	3.4	1.2	—	6.9
Operating leases	10.1	14.1	6.6	1.1	31.9
Purchase obligations	3.1	—	—	—	3.1
Other obligations(a)	1.4	2.3	2.0	2.6	8.3

Total contractual cash obligations(b)	$16.9	$19.8	$9.8	$3.7	$50.2

(a)	Represents estimated payments under the Company’s Gratuity Plan.
(b)	Excludes $5.5 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries had been established as 100% Export-Oriented units under the Export Import Policy or Software Technology Parks of India units (STPI) under the STPI guidelines issued by the Government of India that provided us with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. Although the corporate tax incentives are no longer available, the units are required to fulfill such conditions for a limited time. In the event that these units are unable to meet those conditions over the specified period, we may be required to refund those incentives along with penalties and fines. However, we believe that these units have in the past satisfied and will continue to satisfy those conditions.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU No. 2011-04). ASU No. 2011-04 was intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. The update explains how to measure fair value and does not require additional measurements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on our unaudited consolidated financial statements.

In June 2011, the FASB issued update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05). ASU No. 2011-05 is effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, FASB issued update No. 2011-12, an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on our unaudited consolidated financial statements. Refer to our unaudited consolidated statements of comprehensive income for further details.

In September 2011, the FASB issued update No. 2011-08, “Testing Goodwill for Impairment” (ASU No. 2011-08), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our unaudited consolidated financial statements and we do not expect it to have a material impact on our annual goodwill impairment assessment in the fourth quarter of fiscal 2012.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	our ability to successfully integrate acquisitions, including the OPI Acquisition;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	fluctuations in exchange rates between the currencies in which we receive our revenues and the currencies in which we incur our costs;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	our ability to successfully consummate or integrate strategic acquisitions; and

•	adverse outcome of our disputes with the Indian tax authorities.

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

During the three months ended March 31, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 16 to our unaudited consolidated financial statements contained herein.

ITEM 1A.	RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2012, the Company acquired 7,455 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $182,295. The purchase price of $24.45 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

1.1	Framework Agreement, dated February 29, 2012, by and among Centrica plc, the Company and exl Service.com (India) Private Limited. (incorporated by reference from Exhibit 10.39 to the Company’s Annual Report on Form 10-K, dated March 6, 2012 (File No. 001-33089)). *

31.1	Certification of the Vice Chairman and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Vice Chairman and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President and Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Confidential treatment has been requested with respect to portions of this exhibit, and such confidential portions have been deleted and filed separately with the SEC pursuant to Rule 24b-2 of the Exchange Act.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: May 4, 2012	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)