Form 10-K/A
period 2011-12-31
ExlService Holdings, Inc.
filed 2012-06-01
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

EXPLANATORY NOTE

ExlService Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed on March 6, 2012 (the “Annual Report”), for the sole purpose of filing an amended version of Exhibit 10.39 to the Annual Report in response to comments the Company received from the Securities and Exchange Commission (the “SEC”) on a confidential treatment request the Company made for certain portions of such exhibit. Consistent with this change, Item 15(a)(3) of Part IV and a new Exhibit 10.39 are being filed as required by the SEC regulations.

No attempt has been made in this Amendment to modify or update the other disclosure presented in the Annual Report, including, without limitation, the financial statements. This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update the disclosure in the Annual Report, except as set forth in this Amendment, and should be read in conjunction with the Annual Report and our other filings with the SEC.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	1. Exhibits.

The exhibits listed below in the accompanying “Index to Exhibits” are filed as part of this report or incorporated by reference as indicated therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 1, 2012	EXLSERVICE HOLDINGS, INC.

	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Third Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2011).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1*	Professional Services Agreement, dated March 7, 2006, between The Travelers Indemnity Company and ExlService Holdings, Inc as amended by Amendment 3, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on March 16, 2010).

10.2	Employment Agreement, dated May 1, 2009, between exlservice.com (India) Private Limited and Vishal Chhibbar (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on March 16, 2010).

10.3	Letter Agreement, effective June 1, 2009, between ExlService Holdings, Inc, and Vishal Chhibbar (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on March 16, 2010).

10.4	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank (incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Vikram Talwar (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on March 16, 2009).

10.6	Amendment, effective June 2, 2010, to the Amended and Restated Employment and Non-Competition Agreement, dated December 16, 2008 between Vikram Talwar and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2010).

10.7	Summary of terms of compensation for Vikram Talwar (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2010).

10.8	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on March 16, 2009).

10.9	Amendment to the Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on March 16, 2010).

10.10	ExlService Holdings, Inc. 2003 India Stock Option Plan (incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.11	ExlService Holdings, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.12	ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	ExlService Holdings, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	Form of Stock Option Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005 (incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.29	Letter Agreement, dated March 20, 2008, between Exl Service.com, Inc. and Rembert de Villa (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed on March 16, 2011).

10.30	Form of 2010 Restricted Stock Unit Agreement 1 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 4, 2010).

10.31	Form of 2010 Restricted Stock Unit Agreement 2 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on February 4, 2010).

10.32	Form of 2010 Restricted Stock Unit Agreement 3 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on February 4, 2010).

10.33	Form of 2010 Restricted Stock Unit Agreement 4 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on February 4, 2010).

10.34	Form of 2010 Restricted Stock Unit Agreement 5 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on February 4, 2010).

10.35*	Framework Agreement, dated July 25, 2005, between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on March 16, 2009).

10.36	Notice of Extension between Centrica plc and the Company, dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 10, 2008).

10.37*	Amendment No. 6, dated April 1, 2009, to the Framework Agreement between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on March 16, 2010).

10.38	Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (No. 333-157076)).

10.39*#	Framework Agreement, dated February 29, 2012, by and among Centrica plc, the Company and exl Service.com (India) Private Limited.

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1#	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**

#	Included in this filing.

+	Filed on March 6, 2012 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

*	Portions of this exhibit have been omitted pursuant to confidential treatment granted by the SEC. The omitted portions have been filed with the SEC.

**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.