Form 10-Q
period 2012-06-30
ExlService Holdings, Inc.
filed 2012-08-03
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of July 31, 2012, there were 31,974,871 shares of the registrant’s common stock outstanding (excluding 336,262 shares held in treasury and 9,907 shares of restricted stock), par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,520	$82,393
Short-term investments	6,502	7,869
Restricted cash	807	934
Accounts receivable, net	61,673	55,672
Prepaid expenses	3,516	4,269
Deferred tax assets, net	8,120	6,228
Advance income tax, net	—	3,379
Other current assets	8,875	6,097

Total current assets	184,013	166,841

Fixed assets, net	41,252	42,320
Restricted cash	3,569	3,387
Deferred tax assets, net	14,831	16,495
Intangible assets, net	33,405	36,313
Goodwill	91,339	92,287
Other assets	19,842	19,768

Total assets	$388,251	$377,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,429	$4,333
Deferred revenue	6,384	7,772
Accrued employee cost	21,013	27,700
Accrued expenses and other current liabilities	29,409	30,700
Income taxes payable	160	—
Current portion of capital lease obligations	1,670	1,729

Total current liabilities	61,065	72,234

Capital lease obligations, less current portion	3,318	4,244
Non-current liabilities	21,187	22,458

Total liabilities	85,570	98,936

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,309,413 shares issued and 31,973,151 shares outstanding as of June 30, 2012 and 31,496,461 shares issued and 31,173,064 shares outstanding as of December 31, 2011	32	31
Additional paid-in-capital	186,696	173,926
Retained earnings	165,016	147,046
Accumulated other comprehensive loss	(46,063)	(39,858)

Total stockholders’ equity including shares held in treasury	305,681	281,145

Less: 336,262 shares as of June 30, 2012 and 323,397 shares as of December 31, 2011, held in treasury, at cost	(3,024)	(2,693)

ExlService Holdings, Inc. stockholders’ equity	302,657	278,452
Non-controlling interest	24	23

Total stockholders’ equity	302,681	278,475

Total liabilities and stockholders’ equity	$388,251	$377,411

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$108,030	$85,028	$212,638	$157,935
Cost of revenues (exclusive of depreciation and amortization)	66,045	51,998	132,717	96,217

Gross profit	41,985	33,030	79,921	61,718

Operating expenses:
General and administrative expenses	13,858	12,391	27,205	22,862
Selling and marketing expenses	7,694	6,121	15,493	11,978
Depreciation and amortization	6,040	5,110	12,399	9,962

Total operating expenses	27,592	23,622	55,097	44,802

Income from operations	14,393	9,408	24,824	16,916
Other income, net:
Foreign exchange (loss)/gain	(2,080)	1,803	(1,022)	3,451
Interest and other income, net	367	645	814	970

Income before income taxes	12,680	11,856	24,616	21,337
Income tax provision	3,626	3,381	6,646	4,501

Net income	$9,054	$8,475	$17,970	$16,836

Earnings per share:
Basic	$0.28	$0.28	$0.57	$0.57
Diluted	$0.27	$0.27	$0.55	$0.54
Weighted-average number of shares used in computing earnings per share:
Basic	31,970,881	29,859,811	31,708,237	29,740,676
Diluted	33,096,607	31,043,426	32,940,231	30,912,021

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$9,054	$8,475	$17,970	$16,836
Other comprehensive income:
Unrealized (loss)/gain on effective cash flow hedges, net of taxes	(6,286)	554	200	240
Foreign currency translation adjustment	(12,686)	82	(6,463)	984
Retirement benefits, net of taxes	109	19	58	39

Total other comprehensive (loss)/income	(18,863)	655	(6,205)	1,263

Total comprehensive (loss)/income	$(9,809)	$9,130	$11,765	$18,099

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$17,970	$16,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,399	9,962
Stock-based compensation expense	5,458	5,127
Amortization of debt issuance cost	76	—
Non-employee stock options	32	1
Unrealized foreign exchange (gain)/loss	(1,793)	657
Deferred income taxes	(1,271)	(1,228)
Change in operating assets and liabilities:
Restricted cash	(125)	(25)
Accounts receivable	(5,948)	(5,258)
Prepaid expenses and other current assets	(3,875)	1,065
Accounts payable	(689)	185
Deferred revenue	(1,393)	(16)
Accrued employee cost	(7,282)	(4,784)
Accrued expenses and other liabilities	1,118	3,441
Advance income tax, net	3,188	882
Other assets	1,588	(69)

Net cash provided by operating activities	19,453	26,776

Cash flows from investing activities:
Purchase of fixed assets	(13,199)	(8,604)
Business acquisition (net of cash acquired)	—	(80,090)
Purchase of short-term investments	(3,292)	(1,888)
Proceeds from redemption of short-term investments	4,321	413

Net cash used for investing activities	(12,170)	(90,169)

Cash flows from financing activities:
Principal payments on capital lease obligations	(872)	(301)
Proceeds from short-term borrowings	—	30,000
Repayments of short-term borrowings	—	(14)
Payment of debt issuance costs	—	(446)
Acquisition of treasury stock	(331)	(1,643)
Proceeds from exercise of stock options	7,280	3,578

Net cash provided by financing activities	6,077	31,174

Effect of exchange rate changes on cash and cash equivalents	(1,233)	392

Net increase/(decrease) in cash and cash equivalents	12,127	(31,827)
Cash and cash equivalents, beginning of period	82,393	111,182

Cash and cash equivalents, end of period	$94,520	$79,355

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The non-controlling interest represents the minority partner’s interest in the operation of exl Service.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the unaudited consolidated balance sheet and unaudited consolidated statement of income, respectively. This non-controlling interest in these operations for the three and six months ended June 30, 2012 and 2011 was insignificant and is included under general and administrative expenses in the unaudited consolidated statements of income.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, service tax receivables, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles and estimates to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU No. 2011-04). ASU No. 2011-04 was intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. The update explains how to measure fair value and does not require additional measurements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on the Company’s unaudited consolidated financial statements.

In June 2011, the FASB issued update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05). ASU No. 2011-05, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued update No. 2011-12, which deferred the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on the Company’s unaudited consolidated financial statements. The Company adopted the option of presentation in two separate but consecutive statements. Refer to the Company’s unaudited consolidated statements of comprehensive income/(loss) for further details.

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

Accrued expenses and other current liabilities

	June 30,	December 31,
	2012	2011
Accrued expenses	$15,807	$15,572
Derivative instruments	9,601	9,170
Other current liabilities	4,001	5,958

Accrued expenses and other current liabilities	$29,409	$30,700

Non-current liabilities

	June 30,	December 31,
	2012	2011
Derivative instruments	$8,640	$8,559
Unrecognized tax benefits	5,315	4,981
Deferred rent	3,816	3,319
Retirement benefits	2,196	3,068
Other non-current liabilities	1,220	2,531

Non-current liabilities	$21,187	$22,458

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerators:
Net income	$9,054	$8,475	$17,970	$16,836
Denominators:
Basic weighted average common shares outstanding	31,970,881	29,859,811	31,708,237	29,740,676
Dilutive effect of share based awards	1,125,726	1,183,615	1,231,994	1,171,345

Diluted weighted average common shares outstanding	33,096,607	31,043,426	32,940,231	30,912,021

Earnings per share:
Basic	$0.28	$0.28	$0.57	$0.57
Diluted	$0.27	$0.27	$0.55	$0.54
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	539,818	446,595	439,028	528,832

4. Segment Information

The Company is organized around its outsourcing services and transformation services segments.

The chief operating decision maker generally reviews financial information at the consolidated statement of income level but does not review any information except for revenues and cost of revenues of the individual segments. Therefore, the Company does not allocate depreciation, amortization, other income, capital expenditures and income taxes to its operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by segment.

Revenues and cost of revenues for each of the three months ended June 30, 2012 and 2011 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Outsourcing	Transformation		Outsourcing	Transformation
	Services	Services	Total	Services	Services	Total
Revenues	$88,922	$19,108	$108,030	$68,733	$16,295	$85,028
Cost of revenues (exclusive of depreciation and amortization)	54,501	11,544	66,045	41,338	10,660	51,998

Gross profit	$34,421	$7,564	$41,985	$27,395	$5,635	$33,030

Operating expenses			27,592			23,622
Other income, net			(1,713)			2,448
Income tax provision			3,626			3,381

Net income			$9,054			$8,475

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the six months ended June 30, 2012 and 2011 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Outsourcing	Transformation		Outsourcing	Transformation
	Services	Services	Total	Services	Services	Total
Revenues	$178,656	$33,982	$212,638	$125,574	$32,361	$157,935
Cost of revenues (exclusive of depreciation and amortization)	110,979	21,738	132,717	75,572	20,645	96,217

Gross profit	$67,677	$12,244	$79,921	$50,002	$11,716	$61,718

Operating expenses			55,097			44,802
Other income, net			(208)			4,421
Income tax provision			6,646			4,501

Net income			$17,970			$16,836

5. Business Combinations, Goodwill and Intangible Assets

On May 31, 2011, the Company completed its acquisition of Business Process Outsourcing Inc., a Delaware corporation formerly organized as a Cayman Islands exempted company (“OPI”), pursuant to a Merger Agreement, dated as of April 30, 2011 (the “OPI Acquisition”).

On October 1, 2011, the Company also acquired Trumbull Services, LLC. (“Trumbull”), a market leader in subrogation services for property and casualty insurance companies, from The Hartford Financial Services Group, Inc. (the “Trumbull Acquisition”).

Goodwill

The following table sets forth details of the Company’s goodwill balance as of June 30, 2012:

	Outsourcing	Transformation
	Services	Services	Total
Balance at January 1, 2011	$26,585	$16,785	$43,370
Goodwill arising from OPI acquisition	54,604	—	54,604
Currency translation adjustments	(5,687)	—	(5,687)

Balance at December 31, 2011	$75,502	$16,785	$92,287
Purchase accounting adjustments (1)	422	—	422
Currency translation adjustments	(1,370)	—	(1,370)

Balance at June 30, 2012	$74,554	$16,785	$91,339

(1)	Relates to the OPI acquisition

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$33,052	$(6,098)	$26,954
Leasehold benefits	3,317	(919)	2,398
Developed technology	2,133	(459)	1,674
Non-compete agreements	1,316	(1,006)	310
Trade names and trademarks	2,722	(653)	2,069

	$42,540	$(9,135)	$33,405

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$33,100	$(4,456)	$28,644
Leasehold benefits	3,474	(668)	2,806
Developed technology	2,133	(351)	1,782
Non-compete agreements	1,316	(606)	710
Trade names and trademarks	2,722	(351)	2,371

	$42,745	$(6,432)	$36,313

Amortization expense for the three months ended June 30, 2012 and 2011 was $1,365 and $913, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $2,759 and $1,548, respectively. The weighted average life of intangible assets was 10.1 years for customer relationships, 6.8 years for leasehold benefits, 10.0 years for developed technology, 1.5 years for non-compete agreements and 3.0 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of June 30, 2012 and December 31, 2011.

Estimated amortization of intangible assets during the year ending June 30,
2013	$4,826
2014	$4,239
2015	$3,689
2016	$3,689
2017	$3,683

6. Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. The table excludes short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value

As of June 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$62,669	$—	$—	$62,669
Derivative financial instruments	—	1,280	—	1,280

Total	$62,669	$1,280	$—	$63,949

Liabilities
Derivative financial instruments	$—	$18,241	$—	$18,241

Total	$—	$18,241	$—	$18,241

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$42,067	$—	$—	$42,067
Derivative financial instruments	—	32	—	32

Total	$42,067	$32	$—	$42,099

Liabilities
Derivative financial instruments	$—	$17,729	$—	$17,729

Total	$—	$17,729	$—	$17,729

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

The Company had outstanding foreign exchange contracts totaling $228,962 and GBP 10,196 as of June 30, 2012 and totaling $235,866 and GBP 10,368 as of December 31, 2011. The Company estimates that approximately $9,135 of net derivative losses included in accumulated other comprehensive income (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2012. As of June 30, 2012, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty-three months.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2012 and 2011.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:

	June 30,	December 31,
	2012	2011
Other current assets:
Foreign currency exchange contracts	$466	$—
Other assets:
Foreign currency exchange contracts	$188	$—
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$9,601	$9,170
Other non current liabilities:
Foreign currency exchange contracts	$8,640	$8,559

Derivatives not designated as hedging instruments:

	June 30,	December 31,
	2012	2011
Other current assets:
Foreign currency exchange contracts	$626	$32

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended June 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss)/Gain Recognized in AOCI on Derivative (Effective Portion)		Location of (Loss)/Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss)/Gain Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$(13,430)	$2,081	Foreign exchange (loss)/gain	$(4,882)	$1,527	Foreign exchange (loss)/gain	$—	$—

		Amount of (Loss)/Gain
		Recognized in Income on
Derivatives Not Designated	Location of (Loss)/Gain	Derivatives
as Hedging Instruments	Recognized in Income on Derivatives	2012	2011
Foreign exchange contracts	Foreign exchange (loss)/gain	$(2,596)	$405

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the six months ended June 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss)/Gain Recognized in AOCI on Derivative (Effective Portion)		Location of (Loss)/Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss)/Gain Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$(5,121)	$2,970	Foreign exchange (loss)/gain	$(5,263)	$2,730	Foreign exchange (loss)/gain	$—	$—

		Amount of Gain
		Recognized in
Derivatives Not Designated	Location of Gain	Income on Derivatives
as Hedging Instruments	Recognized in Income on Derivatives	2012	2011
Foreign exchange contracts	Foreign exchange (loss)/gain	$302	$776

8. Fixed Assets

The components of fixed assets, net of accumulated depreciation, consisted of the following:

	June 30,	December 31,
	2012	2011
Owned Assets:
Network equipment, computers and software	$58,548	$55,499
Buildings	1,430	1,498
Land	936	980
Leasehold improvements	23,080	21,733
Office furniture and equipment	9,852	9,011
Motor vehicles	718	828
Capital work in progress	1,654	2,737

	96,218	92,286
Less: Accumulated depreciation and amortization	(58,723)	(54,736)

	$37,495	$37,550

Assets Under Capital Leases:
Network equipment, computers and software	$274	$474
Leasehold improvements	2,372	2,541
Office furniture and equipment	1,330	1,645
Motor vehicles	958	882

	4,934	5,542
Less: Accumulated depreciation and amortization	(1,177)	(772)

	$3,757	$4,770

Fixed assets, net	$41,252	$42,320

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended June 30, 2012 and 2011 was $4,675 and $4,197, respectively, and $9,640 and $8,414 for the six months ended June 30, 2012 and 2011, respectively.

Capital work in progress represents advances paid toward acquisition of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock.

During the three months ended June 30, 2012, the Company acquired 5,410 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $149. The purchase price of $27.62 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. During the six months ended June 30, 2012, the Company acquired 12,865 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $331.

During the three months ended June 30, 2011, the Company acquired 7,882 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $170. The purchase price of $19.16 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. During the six months ended June 30, 2011, the Company acquired 9,596 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $204.

During the three and six months ended June 30, 2011, the Company also acquired 61,299 shares of common stock for a total consideration of $1,439 pursuant to an option agreement between the Company and Prudential Financial, Inc. (“Prudential”) dated July 1, 2004. The purchase price of $23.47 per share was the average closing price for the 30-day period on the Nasdaq Global Select Market preceding the date of exercise of options by Prudential.

The shares acquired as mentioned above are held as treasury stock.

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

Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$292	$218	$563	$389
Interest cost	100	64	211	128
Expected return on plan assets	(42)	—	(61)	—
Actuarial loss	31	27	64	53

Net gratuity cost	$381	$309	$777	$570

The Gratuity Plans are funded plans that are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the investment as well as payouts under the plans. The Company expects a return on the fund assets to be approximately 9% per annum for the year ended June 30, 2012. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Change in Plan Assets
Plan assets at January 1, 2012	$1,015
Employer contribution	1,143
Expected return	61
Effect of exchange rate changes	(146)

Plan assets at June 30, 2012	$2,073

The Company maintains the Exl Service Inc. 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made a provision for contributions to the 401(k) Plans amounting to $303 and $175 during the three month periods ended June 30, 2012 and June 30, 2011, respectively, and $680 and $321 during the six month periods ended June 30, 2012 and June 30, 2011, respectively under the plans as applicable for these years.

During the three and six month periods ended June 30, 2012 and 2011, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Three months ended June 30, 2012	$1,362
Three months ended June 30, 2011	$1,228
Six months ended June 30, 2012	$2,843
Six months ended June 30, 2011	$2,250

11. Leases

The Company finances its use of certain facilities, computer hardware, leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of June 30, 2012 are as follows:

Year ending June 30,
2013	$2,079
2014	1,676
2015	1,243
2016	808
2017	19

Total minimum lease payments	5,825
Less: amount representing interest	837

Present value of minimum lease payments	4,988
Less: current portion	1,670

Long term capital lease obligation	$3,318

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending June 30,
2013	$9,017
2014	6,853
2015	6,045
2016	4,348
2017	938
2018 and thereafter	1,429

$28,630

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight-line basis over the lease period. Rent expense under both cancellable and non-cancellable operating leases was $4,302 and $3,345 for the three months ended June 30, 2012 and 2011, respectively, and $8,984 and $6,153 for the six months ended June 30, 2012 and 2011, respectively. Deferred rent as of June 30, 2012 and December 31, 2011 was $4,248 and $3,815, respectively, and is included in “Accrued expenses and other current liabilities” and “Non-current liabilities” in the unaudited consolidated balance sheets.

12. Income Taxes

The Company recorded income tax expense of $3,626 and $3,381 for the three months ended June 30, 2012 and 2011, respectively, and $6,646 and $4,501 for the six months ended June 30, 2012 and 2011, respectively. The effective rate of taxes increased marginally from 28.5% during the three months ended June 30, 2011 to 28.6% during the three months ended June 30, 2012. The effective rate of taxes increased from 21.1% during the six months ended June 30, 2011 to 27.0% during the six months ended June 30, 2012. The increase in the effective tax rate is primarily due to the expiry of a tax holiday period for most of the Company’s operating units in India that ended on April 1, 2011, completion of the first five years of operations in certain operating units in special economic zones (“SEZs”) in India after which the company is entitled to a 50% exemption from profits and release of a valuation allowance on deferred tax assets of $1,961 during the three months ended March 31, 2011.

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of the Company’s operations centers in India qualified for an exemption from corporate tax under Section 10A or 10B of the Indian Income Tax Act. This exemption was available for a period of ten consecutive years beginning with the financial year in which an operations center began to manufacture or produce eligible goods and services and expired on April 1, 2011. Thereafter, profits generated from the services provided from such operations centers have become fully taxable and, consequently, the Company’s tax expense increased significantly during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, respectively, and may continue to be higher in the future.

The Company currently benefits from a four-year income tax holiday for one of its operations centers in the Philippines that expired in the middle of 2012 but is extendable for an additional two years. The Company has applied to the Authority for an extension of the tax holiday which, if granted, would be effective retrospectively from the date of expiry. The Company’s new operations center in the Philippines, inaugurated in January 2012, will also benefit from a four-year income tax holiday that is extendable for an additional two years. While the Company is reasonably certain that the Philippines authority will extend such tax holidays, it is possible that such extensions could be denied, or that these holidays could be conditioned or removed entirely due to changes in applicable legislation by the government of the Philippines. Should any of these events occur, the Company’s tax liability in the Philippines could increase.

The Company’s operations centers in Jaipur and Noida, which were established in SEZs in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, the Company also acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. The operations center in Bengaluru completed its first five years of operations on March 31, 2012. Under the tax regulations, the Bengaluru operations center has been entitled to a 50% tax exemption on export profits for five years from April 1, 2012, after which there has been an increase in the tax expense for such center. The Company has also established a new operations center in Pune, India in June 2012 which is located in an SEZ. The Company anticipates establishing additional operations centers in SEZs in the future.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At June 30, 2012, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on net operating loss carry forwards. The valuation allowance was approximately $919 as of both June 30, 2012 and December 31, 2011.

As a result of the OPI Acquisition, the Company also acquired OPI’s federal and state net operating losses in the United States. Thus, as of June 30, 2012, the Company has federal net operating loss carry forwards of approximately $20,260, which expire in 2027. The Company’s federal net operating loss carry forwards are subject to certain annual utilization limitations under Section 382 of the United States Internal Revenue Code. The Company also has state and local net operating loss carry forwards of varying amounts, which also are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize all of the losses before their expiry.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). As of June 30, 2012 and December 31, 2011, deferred income taxes related to the MAT were approximately $2,519 and $2,793, respectively.

The Company’s provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC No. 740, “ Income Taxes ,” as well as the related net interest. Tax exposures can involve complex issues and may require an extended resolution period. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2012 through June 30, 2012:

Balance as of January 1, 2012	$5,324
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	340
Decreases related to current year tax positions	—
Effect of exchange rate changes	(212)

Balance as of June 30, 2012	$5,452

The unrecognized tax benefits as of June 30, 2012 of $5,452, if recognized, would impact the effective tax rate.

The Company has recognized interest and penalties of $129 and $246 during the three and six months ended June 30, 2012, respectively. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of revenue	$586	$582	$1,241	$977
General and administrative expenses	1,279	1,372	2,605	2,354
Selling and marketing expenses	850	925	1,612	1,796

Total	$2,715	$2,879	$5,458	$5,127

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.50	—	5.38	5.76
Risk free interest rate	0.74%	0.00%	0.97%	2.32%
Volatility	40%	0%	40%	40%

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	3,030,128	$13.22	$28,318	6.79
Granted	416,129	25.36
Exercised	(590,724)	12.32
Forfeited	(81,020)	12.37

Outstanding at June 30, 2012	2,774,513	15.25	$26,397	6.86

Vested and exercisable at June 30, 2012	1,392,968	12.90	$16,355	5.76

Available for grant at June 30, 2012	2,101,132

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

The unrecognized compensation cost for unvested options as of June 30, 2012 was $7,394, which is expected to be expensed over a weighted average period of 2.78 years. The weighted-average fair value of options granted during the three months ended June 30, 2012 was $9.41. No options were granted during the three months ended June 30, 2011. The weighted-average fair value of options granted during the six months ended June 30, 2012 and 2011 was $9.43 and $8.21, respectively. The total fair value of shares vested during the three months ended June 30, 2012 and 2011 was $311 and $628, respectively. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $2,348 and $2,136, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2011	63,834	$18.41	939,659	$19.40
Granted	—	—	345,050	24.77
Vested	(51,026)	18.56	(179,202)	18.94
Forfeited	(2,901)	23.82	(49,020)	20.60

Outstanding at June 30, 2012	9,907	$16.32	1,056,487	$21.19

As of June 30, 2012, unrecognized compensation cost of $18,657 is expected to be expensed over a weighted average period of 2.69 years.

14. Related Party Transactions

The Company provides services to Oak Hill Capital Partners, an affiliate of the Oak Hill Capital Partners, L.P., one of the Company’s significant stockholders. The Company recognized revenues of approximately $23 and $20 during the three months ended June 30, 2012 and 2011, respectively, and $38 and $35 during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company had an account receivable of $30 and $3, respectively, related to these services.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

15. Geographical Information

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
United States	$77,617	$61,060	$153,565	$113,478
United Kingdom	22,071	19,673	42,985	38,114
Rest of World	8,342	4,295	16,088	6,343

	$108,030	$85,028	$212,638	$157,935

	June 30,	December 31,
	2012	2011
Fixed assets, net
India	$32,918	$35,787
United States	2,261	1,408
Philippines	4,957	3,946
Rest of World	1,116	1,179

	$41,252	$42,320

16. Commitments and Contingencies

Fixed Asset Commitments

As of June 30, 2012, the Company had committed to spend approximately $2,327 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Certain units of the Company’s Indian subsidiaries had been established as 100% Export-Oriented units under the Export Import Policy or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India which had provided the Company with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. Although the corporate tax incentives are no longer available, the units are required to fulfill such conditions for a limited time. In the event that these units are unable to meet those conditions over the specified period, the Company may be required to refund those incentives along with penalties and fines. However, management believes that these units have in the past satisfied and will continue to satisfy those conditions.

ExlService Philippines, Inc. (“Exl Philippines”) is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration provides the Company with certain incentives on the import of capital goods and requires Exl Philippines to meet certain export obligations. The Company currently benefits from a four-year income tax holiday for one of its operations centers in the Philippines that expired in the middle of 2012 but is extendable for an additional two years. The Company has applied to the Authority for an extension of the tax holiday, if granted, which would be effective retrospectively from the date of expiry. The Company’s new operations center in the Philippines, inaugurated in January 2012, will also benefit from a four-year income tax holiday that is extendable for an additional two years.

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

tax authorities over the application of some of its transfer pricing policies. The Company has received a number of assessment orders from the Indian tax authorities with respect to their audit of certain of the Company’s subsidiaries. The Indian tax authorities are examining income tax returns for other tax years.

The details of the assessment orders, as well as amounts deposited or bank guarantees provided by the company as of June 30, 2012 are set forth below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)	Amount Deposited (Including additional Interest)	Bank Guarantee Issued (Including additional Interest)
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$1,748	$1,748	$—
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	1,695	1,695	—
Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,269	3,269	—
Exl India	2006-07	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2006-07 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,253	2,680	—
Exl India	2007-08	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2007-08 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,767	899	—
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	2,637	1,259	1,968
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	85	36	47
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	626	324	367
Exl Inc.	2006-07	The assessment order alleges that EXL Inc. has a permanent establishment in India.	1,074	—	—
BPO India	2004-05	The assessment order alleges the transfer price we applied to transactions between OPI India and OPI Inc., for the 2004-05 tax year was not appropriate and proposes certain adjustments to the methodology for computing the amount of the tax exemption.	129	129	—
BPO India	2008-09	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	66	66	—
OPI India	2008-09	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	69	67	—

			$18,418	$12,172	$2,382

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

June 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Amounts paid as deposits in respect of the assessments described above aggregating to $12,172 and $11,662 as of June 30, 2012 and December 31, 2011, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,382 as of June 30, 2012 and $2,494 as of December 31, 2011, respectively, are included in “Restricted cash non-current” in the Company’s unaudited consolidated balance sheet as of June 30, 2012 and the audited consolidated balance sheet as of December 31, 2011.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	fluctuations in exchange rates between the currencies in which we receive our revenues and the currencies in which we incur our costs;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	our ability to successfully consummate or integrate acquisitions, including the OPI Acquisition;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.

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

On October 1, 2011, we acquired Trumbull Services, LLC (“Trumbull”), a market leader in subrogation services for property and casualty insurance companies, from the Hartford Financial Services Group, Inc. (the “Trumbull Acquisition”). With the Trumbull Acquisition, we have strengthened our leadership position in the insurance industry with a highly skilled and experienced employee base and access to an advanced software platform, and have become a leading provider of complex insurance subrogation outsourcing services.

We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe and are supported by our business development team, which operates from the U.S. and India. We operate 13 operations centers in India including a new operations center in Pune, India inaugurated in June 2012 which is located in a special economic zone and is eligible for tax incentives, two operations centers in the U.S., two operations centers in the Philippines, and one operations center in each of Romania and the Czech Republic. In addition to these operations centers, we acquired three operations centers in India, two operations centers in Bulgaria, one operations center in Malaysia and two operations centers in the U.S. as part of the OPI Acquisition. We also acquired an operations center in the U.S. as part of the Trumbull Acquisition.

In February 2012, we inaugurated the EXL Center for Talent in Noida, India, our first facility dedicated exclusively to recruitment, capability enhancement and talent development. We are also in the process of expanding several of our other operations centers globally.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three and six months ended June 30, 2012, we had total revenues of $108.0 million and $212.6 million, respectively, compared to total revenues of $85.0 million and $157.9 million in the three and six months ended June 30, 2011, respectively, an increase of $23.0 million and $54.7 million, respectively, or 27.1% and 34.6%, respectively.

Revenues from outsourcing services increased from $68.7 million and $125.6 million for the three and six months ended June 30, 2011, respectively, to $88.9 million and $178.7 million for the three and six months ended June 30, 2012, respectively. The increase in revenues from outsourcing services of $20.2 million and $53.1 million for the three and six months ended June 30, 2012, respectively, was driven primarily by revenues of $17.1 million and $43.8 million from the OPI Acquisition and the Trumbull Acquisition and net volume increases from existing and new clients aggregating to $8.0 million and $16.4 million. These increases were offset partially by a net decrease in revenues of $4.8 million and $7.1 million, primarily due to the depreciation of each of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

Revenues from transformation services increased from $16.3 million and $32.4 million for the three and six months ended June 30, 2011, respectively to $19.1 million and $34.0 million for the three and six months ended June 30, 2012, respectively. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. Revenues from new clients for transformation services were $1.4 million and $2.4 million during the three and six months ended June 30, 2012, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2011, respectively.

We anticipate that our revenues will grow as we expand our service offerings and client base, both organically and through acquisitions. We provide our clients with a range of outsourcing services principally in the insurance and healthcare, utilities, banking and financial services, transportation and logistics and travel sectors, as well as cross-industry outsourcing services, such as finance and accounting services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

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

We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 71.8% and 20.4%, respectively, of our total revenues for the three months ended June 30, 2012 and approximately 71.8% and 23.1%, respectively, of our total revenues for the three months ended June 30, 2011. For the six months ended June 30, 2012, these two regions generated approximately 72.2% and 20.2%, respectively, of our total revenues and approximately 71.9% and 24.1%, respectively, of our total revenues for the six months ended June 30, 2011.

In the three months ended June 30, 2012 and 2011, our total revenues from our three largest clients were $28.2 million and $29.6 million, respectively, accounting for 26.1% and 34.8% of our total revenues, respectively, during these periods. In the six months ended June 30, 2012 and 2011, our total revenues from our three largest clients were $56.2 million and $57.5 million, respectively, accounting for 26.4% and 36.4% of our total revenues, respectively, during these periods. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

We provide services to The Travelers Companies (“Travelers”), which represented $11.1 million, or 10.3%, and $22.1 million, or 10.4%, respectively of our total revenues for the three and six months ended June 30, 2012 and $10.3 million, or 12.1%, and $20.4 million, or 12.9%, respectively of our total revenues for the three and six months ended June 30, 2011, under a services agreement. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days’ prior notice.

We derived revenues from nine and five new clients for our services in the three months ended June 30, 2012 and 2011, respectively, and twenty and eight new clients for our services in the six months ended June 30, 2012 and 2011, respectively.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended June 30, 2012 and 2011, 4.9% and 4.1%, respectively, of our revenues represent reimbursement of such expenses. For the six months ended June 30, 2012 and 2011, 4.4% and 4.2%, respectively, of our revenues represent reimbursement of such expenses.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table summarizes our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in million)		(in million)
Revenues(1)	$108.0	$85.0	$212.6	$157.9

Cost of revenues (exclusive of depreciation and amortization)(2)	66.0	52.0	132.7	96.2

Gross profit	42.0	33.0	79.9	61.7

Operating expenses:
General and administrative expenses(3)	13.9	12.4	27.2	22.8
Selling and marketing expenses(3)	7.7	6.1	15.5	12.0
Depreciation and amortization expenses(4)	6.0	5.1	12.4	10.0

Total operating expenses	27.6	23.6	55.1	44.8

Income from operations	14.4	9.4	24.8	16.9
Other income/(expense):
Foreign exchange (loss)/gain	(2.1)	1.8	(1.0)	3.4
Interest and other income	0.4	0.7	0.8	1.0

Income before income taxes	12.7	11.9	24.6	21.3
Income tax provision	3.6	3.4	6.6	4.5

Net income	$9.1	$8.5	$18.0	$16.8

(1)	Revenues include reimbursable expenses of $5.3 million and $3.5 million for the three months ended June 30, 2012 and 2011, respectively, and $9.4 million and $6.7 million for the six months ended June 30, 2012 and 2011, respectively.
(2)	Cost of revenues includes $0.6 million each during the three months ended June 30, 2012 and 2011, and $1.2 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 to our unaudited consolidated financial statements contained herein.
(3)	General and administrative expenses and selling and marketing expenses include $2.1 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively, and $4.2 million each during the six months ended June 30, 2012 and 2011, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 to our unaudited consolidated financial statements contained herein.
(4)	Depreciation and amortization includes $1.4 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively, and $2.8 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively, of amortization of intangibles as described in Note 5 to our unaudited consolidated financial statements contained herein.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues. Revenues increased 27.1% from $85.0 million for the three months ended June 30, 2011 to $108.0 million for the three months ended June 30, 2012. Revenues from outsourcing services increased from $68.7 million during the three months ended June 30, 2011 to $88.9 million during the three months ended June 30, 2012. The increase in revenues from outsourcing services of $20.2 million was primarily driven by revenues of $17.1 million from the OPI Acquisition and the Trumbull Acquisition and net volume increases from existing and new clients aggregating to $8.0 million. These increases were partially offset by a net decrease in revenues of $4.8 million, primarily due to the depreciation of each of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Revenues from transformation services increased from $16.3 million for the three months ended June 30, 2011 to $19.1 million for the three months ended June 30, 2012. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Revenues from new clients for transformation services were $1.4 million and $0.2 million during the three months ended June 30, 2012 and 2011, respectively.

Cost of Revenues. Cost of revenues increased 27.0% from $52.0 million for the three months ended June 30, 2011 to $66.0 million for the three months ended June 30, 2012. The increase in cost of revenues was primarily due to an increase in employee-related costs of $16.9 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $8.9 million of employee-related costs related to the OPI Acquisition and the Trumbull Acquisition. We also experienced an increase in reimbursable expenses of $1.8 million (resulting in an increase in revenues) and an increase in facilities, technology and other operating expenses of $3.3 million (primarily due to our acquisitions and new operations centers to support business growth). These increases were partially offset by a decrease of $8.0 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Cost of revenues as a percentage of revenues decreased marginally from 61.2% for the three months ended June 30, 2011 to 61.1% for the three months ended June 30, 2012.

Gross Profit. Gross profit increased 27.1% from $33.0 million for the three months ended June 30, 2011 to $42.0 million for the three months ended June 30, 2012. The increase in gross profit was primarily due to an increase in revenues of $23.0 million, offset by an increase in cost of revenues of $14.0 million. Gross profit as a percentage of revenues increased marginally from 38.8% for the three months ended June 30, 2011 to 38.9% for the three months ended June 30, 2012, primarily due to the depreciation of the Indian rupee against the U.S. dollar, partially offset by the impact of acquisitions in 2011 and a one-time client payment of $2.2 million, with no associated costs, received during the three months ended June 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 16.4% from $18.5 million for the three months ended June 30, 2011 to $21.6 million for the three months ended June 30, 2012. The increase in SG&A expenses was primarily due to an increase in employee-related costs of $3.0 million, including $1.6 million of employee-related costs related to the OPI Acquisition and the Trumbull Acquisitions, an increase in facilities costs of $0.4 million, primarily related to our acquisitions in 2011, and an increase in other SG&A costs of $1.2 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. These increases were partially offset by a decrease of $1.6 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a percentage of revenues, SG&A expenses decreased from 21.8% for the three months ended June 30, 2011 to 19.9% for the three months ended June 30, 2012.

Depreciation and Amortization. Depreciation and amortization increased 18.2% from $5.1 million for the three months ended June 30, 2011 to $6.0 million for the three months ended June 30, 2012. The increase was primarily due to an increase in amortization of acquisition-related intangibles of $0.5 million, an increase in depreciation of $1.2 million, primarily related to our new operations centers and the OPI Acquisition and the Trumbull Acquisition. As we add more operations centers, we expect that our depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements. These increases were partially offset by a decrease of $0.8 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As a percentage of revenues, depreciation and amortization decreased from 6.0% for the three months ended June 30, 2011 to 5.6% for the three months ended June 30, 2012.

Income from Operations. Income from operations increased 53.0% from $9.4 million for the three months ended June 30, 2011 to $14.4 million for the three months ended June 30, 2012. As a percentage of revenues, income from operations increased from 11.1% for the three months ended June 30, 2011 to 13.3% for the three months ended June 30, 2012. The increase in income from operations as a percentage of revenues was primarily due to operating leverage and the OPI and the Trumbull Acquisitions, resulting in lower SG&A expenses as a percentage of revenues during the three months ended June 30, 2012.

Other Income/(Expense). Other income is comprised of foreign exchange gains and losses, interest income and expense and other items. Other income decreased from $2.4 million for the three months ended June 30, 2011 to ($1.7 million) for the three months ended June 30, 2012. This decrease is primarily as a result of net foreign exchange loss of $2.1 million during the three months ended June 30, 2012 compared to a net foreign exchange gain of $1.8 million during the three months ended June 30, 2011, primarily attributable to the movement of the U.S. dollar against the Indian rupee. Net interest income and other income decreased by $0.2 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to a one-time gain during the three months ended June 30, 2011. The average exchange rate of the Indian rupee against the U.S. dollar was 54.81 during the three months ended June 30, 2012 compared to 44.66 during the three months ended June 30, 2011.

Provision for Income Taxes. Provision for income taxes increased from $3.4 million for the three months ended June 30, 2011 to $3.6 million for the three months ended June 30, 2012. The effective rate of taxes increased marginally from 28.5% during the three months ended June 30, 2011 to 28.6% during the three months ended June 30, 2012. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $8.5 million for the three months ended June 30, 2011 to $9.1 million for the three months ended June 30, 2012, primarily due to an increase in operating income of $5.0 million, offset by a decrease in other income of $4.2 million and an increase in provision for income taxes of $0.2 million. As a percentage of revenues, net income decreased from 10.0% for the three months ended June 30, 2011 to 8.4% for the three months ended June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues. Revenues increased 34.6% from $157.9 million for the six months ended June 30, 2011 to $212.6 million for the six months ended June 30, 2012. Revenues from outsourcing services increased from $125.6 million during the six months ended June 30, 2011 to $178.7 million during the six months ended June 30, 2012. The increase in revenues from outsourcing services of $53.1 million was primarily driven by revenues of $43.8 million from the OPI Acquisition and the Trumbull Acquisition and net volume increases from existing and new clients aggregating to $16.4 million. These increases were partially offset by a net decrease in revenues of $7.1 million, primarily due to the depreciation of each of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Revenues from transformation services increased from $32.4 million for the six months ended June 30, 2011 to $34.0 million for the six months ended June 30, 2012. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Revenues from new clients for transformation services were $2.4 million and $0.3 million during the six months ended June 30, 2012 and 2011, respectively.

Cost of Revenues. Cost of revenues increased 37.9% from $96.2 million for the six months ended June 30, 2011 to $132.7 million for the six months ended June 30, 2012. The increase in cost of revenues was primarily due to an increase in employee-related costs of $37.6 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $23.6 million of employee-related costs related to the OPI Acquisition and the Trumbull Acquisition. We also experienced an increase in reimbursable expenses of $2.8 million (resulting in an increase in revenues) and an increase in facilities, technology and other operating expenses of $7.2 million (primarily due to our acquisitions and new operations centers to support business growth). These increases were partially offset by a decrease of $11.1 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Cost of revenues as a percentage of revenues increased from 60.9% for the six months ended June 30, 2011 to 62.4% for the six months ended June 30, 2012.

Gross Profit. Gross profit increased 29.5% from $61.7 million for the six months ended June 30, 2011 to $79.9 million for the six months ended June 30, 2012. The increase in gross profit was primarily due to an increase in revenues of $54.7 million, offset by an increase in cost of revenues of $36.5 million. Gross profit as a percentage of revenues decreased from 39.1% for the six months ended June 30, 2011 to 37.6% for the six months ended June 30, 2012, primarily due to the impact of our acquisitions in 2011 and a one-time client payment of $2.2 million, with no associated costs, received during the six months ended June 30, 2011, partially offset by the depreciation of the Indian rupee against the U.S. dollar during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

SG&A Expenses. SG&A expenses increased 22.6% from $34.8 million for the six months ended June 30, 2011 to $42.7 million for the six months ended June 30, 2012. The increase in SG&A expenses was primarily due to an increase in employee-related costs of $7.0 million, including $4.0 million of employee-related costs related to the OPI Acquisition and the Trumbull Acquisition, an increase in facilities costs of $0.7 million, primarily related to our acquisitions in 2011, and an increase in other SG&A costs of $2.3 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. These increases were partially offset by a decrease of $2.1 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a percentage of revenues, SG&A expenses decreased from 22.1% for the six months ended June 30, 2011 to 20.1% for the six months ended June 30, 2012.

Depreciation and Amortization. Depreciation and amortization increased 24.5% from $10.0 million for the six months ended June 30, 2011 to $12.4 million for the six months ended June 30, 2012. The increase was primarily due to an increase in amortization of acquisition-related intangibles of $1.2 million, an increase in depreciation of $2.3 million, primarily related to our new operations centers and the OPI Acquisition and the Trumbull Acquisition. As we add more operations centers, we expect that our depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements. These increases were partially offset by a decrease of $1.1 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a percentage of revenues, depreciation and amortization decreased from 6.3% for the six months ended June 30, 2011 to 5.8% for the six months ended June 30, 2012.

Income from Operations. Income from operations increased 46.7% from $16.9 million for the six months ended June 30, 2011 to $24.8 million for the six months ended June 30, 2012. As a percentage of revenues, income from operations increased from 10.7% for the six months ended June 30, 2011 to 11.7% for the six months ended June 30, 2012. The increase in income from operations as a percentage of revenues was primarily due to operating leverage and the OPI Acquisition, resulting in lower SG&A expenses as a percentage of revenues, partially offset by lower gross margins during the six months ended June 30, 2012.

Other Income/(Expense). Other income is comprised of foreign exchange gains and losses, interest income and expense and other items. Other income decreased from $4.4 million for the six months ended June 30, 2011 to ($0.2 million) for the six months ended June 30, 2012. This decrease is primarily as a result of net foreign exchange loss of $1.0 million during the six months ended June 30, 2012 compared to net foreign exchange gain of $3.5 million during the six months ended June 30, 2011, primarily attributable to the movement of the U.S. dollar against the Indian rupee. Net interest income and other income decreased by $0.2 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to a one-time gain during the six months ended June 30, 2011. The average exchange rate of the Indian rupee against the U.S. dollar was 52.30 during the six months ended June 30, 2012 compared to 44.96 during the six months ended June 30, 2011.

Provision for Income Taxes. Provision for income taxes increased from $4.5 million for the six months ended June 30, 2011 to $6.6 million for the six months ended June 30, 2012. The effective rate of taxes increased from 21.1% during the six months ended June 30, 2011 to 27.0% during the six months ended June 30, 2012. The increase is primarily due to the release of a valuation allowance on deferred tax assets of $2.0 million during the six months ended June 30, 2011. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $16.8 million for the six months ended June 30, 2011 to $18.0 million for the six months ended June 30, 2012, primarily due to an increase in operating income of $7.9 million, offset by a decrease in other income of $4.6 million and an increase in provision for income taxes of $2.1 million. As a percentage of revenues, net income decreased from 10.7% for the six months ended June 30, 2011 to 8.5% for the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had $101.0 million in cash and cash equivalents and short-term investments.

Cash flows provided by operating activities decreased from $26.8 million in the six months ended June 30, 2011 to $19.5 million in the six months ended June 30, 2012. Cash flows from net income adjusted for non-cash items increased by $1.4 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to an increase in net income of $1.1 million, an increase in depreciation, amortization and stock-based compensation of $2.8 million and a decrease in unrealized foreign exchange gain of $2.5 million.

Cash flows used for working capital increased from $4.6 million in the six months ended June 30, 2011 to $13.4 million in the six months ended June 30, 2012, primarily due to decrease in accrued employee costs and increase in prepaid expenses and other current assets. Our days’ sales outstanding was 51 days as of June 30, 2012 compared to 49 days as of December 31, 2011.

Cash flows used for investing activities decreased from $90.2 million in the six months ended June 30, 2011 to $12.2 million in the six months ended June 30, 2012. The decrease is primarily due to payment of purchase consideration of $80.1 million for the OPI acquisition in the six months ended June 2011. This decrease was partially offset by increase in capital expenditure of $4.6 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Cash flows provided by financing activities decreased from $31.2 million in the six months ended June 30, 2011 to $6.1 million in the six months ended June 30, 2012. The decrease is primarily due to short term borrowing of $30.0 million under the Credit Facility during the six months ended June 30, 2011. This decrease was partially offset by proceeds from the exercise of stock options of $7.3 million during the six months ended June 30, 2012 compared to $3.6 million during the six months ended June 30, 2011.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $13.2 million of capital expenditures in the six months ended June 30, 2012. We expect to incur capital expenditures of approximately $10.0 million to $15.0 million in the remainder of 2012 primarily to meet the growth requirements of our clients, including adding to our existing facilities and expanding our operations centers in India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with the tax assessment orders issued against Exl India and Exl Inc., we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. Refer to Note 16 to our unaudited consolidated financial statements for further details.

On May 26, 2011, the Company entered into a three-year credit agreement (the “Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the Credit Facility may be used for working capital and general corporate purposes. Originally a $50.0 million revolving facility, including a letter of credit sub-facility, the availability under the Credit Facility was reduced to $15.0 million in June 2012 and may be increased up to the original availability upon fulfillment of certain conditions. As of June 30, 2012, we did not have any borrowings under the Credit Facility.

We anticipate that we will continue to rely upon cash from operating activities and the Credit Facility to finance our acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions or otherwise, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2012:

		Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(in millions)
Capital leases	2.1	2.9	0.8	—	5.8
Operating leases	9.0	12.9	5.3	1.4	28.6
Purchase obligations	2.3	—	—	—	2.3
Other obligations(a)	1.3	2.2	1.9	2.5	7.9

Total contractual cash obligations(b)	$14.7	$18.0	$8.0	$3.9	$44.6

(a)	Represents estimated payments under the Company’s Gratuity Plan.
(b)	Excludes $5.5 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries had been established as 100% Export-Oriented units under the Export Import Policy or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India which had provided us with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. Although the corporate tax incentives are no longer available, the units are required to fulfill such conditions for a limited time. In the event that these units are unable to meet those conditions over the specified period, we may be required to refund those incentives along with penalties and fines. However, we believe that these units have in the past satisfied and will continue to satisfy those conditions.

ExlService Philippines, Inc. (“Exl Philippines”) is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration provides us with certain incentives on the import of capital goods and requires Exl Philippines to meet certain export obligations. We currently benefits from a four-year income tax holiday for one of its operations centers in the Philippines that expired in the middle of 2012 but is extendable for an additional two years. We have applied to the Authority for an extension of the tax holiday which, if granted, would be effective retrospectively from the date of expiry. Our new operations center in the Philippines, inaugurated in January 2012, will also benefit from a four-year income tax holiday that is extendable for an additional two years.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ” (ASU No. 2011-04). ASU No. 2011-04 was intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. The update explains how to measure fair value and does not require additional measurements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on our unaudited consolidated financial statements.

In June 2011, the FASB issued update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05). ASU No. 2011-05, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued update No. 2011-12, which deferred the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on our unaudited consolidated financial statements. We adopted the option of presentation in two separate but consecutive statements. Refer to our unaudited consolidated statements of comprehensive income/(loss) for further details.

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

During the six months ended June 30, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see Note 16 to our unaudited consolidated financial statements contained herein for details regarding our tax proceedings.

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

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2012, the Company acquired 5,410 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $149,424. The purchase price of $27.62 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Vice Chairman and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Vice Chairman and Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President and Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: August 3, 2012	By:	/ S / VISHAL CHHIBBAR
Vishal Chhibbar
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)