Form 10-Q
period 2012-09-30
ExlService Holdings, Inc.
filed 2012-11-05
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of October 31, 2012, there were 32,146,397 shares of the registrant’s common stock outstanding (excluding 336,262 shares held in treasury and 9,907 shares of restricted stock), par value $0.001 per share.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,579	$82,393
Short-term investments	6,814	7,869
Restricted cash	729	934
Accounts receivable, net	65,649	55,672
Prepaid expenses	3,260	4,269
Deferred tax assets, net	7,100	6,228
Advance income tax, net	588	3,379
Other current assets	10,832	6,097

Total current assets	213,551	166,841

Fixed assets, net	41,154	42,320
Restricted cash	3,824	3,387
Deferred tax assets, net	10,042	16,495
Intangible assets, net	32,247	36,313
Goodwill	92,886	92,287
Other assets	21,963	19,768

Total assets	$415,667	$377,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,712	$4,333
Deferred revenue	4,670	7,772
Accrued employee cost	27,400	27,700
Accrued expenses and other current liabilities	26,681	30,700
Current portion of capital lease obligations	1,741	1,729

Total current liabilities	63,204	72,234

Capital lease obligations, less current portion	3,152	4,244
Non-current liabilities	14,339	22,458

Total liabilities	80,695	98,936

Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,450,559 shares issued and 32,114,297 shares outstanding as of September 30, 2012 and 31,496,461 shares issued and 31,173,064 shares outstanding as of December 31, 2011.	32	31
Additional paid-in-capital	190,155	173,926
Retained earnings	176,719	147,046
Accumulated other comprehensive loss	(28,934)	(39,858)

Total stockholders’ equity including shares held in treasury	337,972	281,145

Less: 336,262 shares as of September 30, 2012 and 323,397 shares as of December 31, 2011, held in treasury, at cost	(3,024)	(2,693)

ExlService Holdings, Inc. stockholders’ equity	334,948	278,452
Non-controlling interest	24	23

Total stockholders’ equity	334,972	278,475

Total liabilities and stockholders’ equity	$415,667	$377,411

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$112,639	$100,026	$325,277	$257,961
Cost of revenues (exclusive of depreciation and amortization)	68,650	61,755	201,367	157,971

Gross profit	43,989	38,271	123,910	99,990

Operating expenses:
General and administrative expenses	13,777	13,253	40,982	36,115
Selling and marketing expenses	7,009	6,915	22,502	18,894
Depreciation and amortization	6,333	6,443	18,732	16,405

Total operating expenses	27,119	26,611	82,216	71,414

Income from operations	16,870	11,660	41,694	28,576
Other income, net:
Foreign exchange (loss)/gain	(1,345)	495	(2,367)	3,945
Interest and other income, net	507	374	1,321	1,344

Income before income taxes	16,032	12,529	40,648	33,865
Income tax provision	4,329	4,138	10,975	8,639

Net income	$11,703	$8,391	$29,673	$25,226

Earnings per share:
Basic	$0.36	$0.28	$0.93	$0.84
Diluted	$0.35	$0.27	$0.90	$0.81
Weighted-average number of shares used in computing earnings per share:
Basic	32,154,001	30,293,114	31,857,909	29,926,846
Diluted	33,283,854	31,586,936	33,055,857	31,131,513

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$11,703	$8,391	$29,673	$25,226
Other comprehensive income:
Unrealized gain/(loss) on effective cash flow hedges, net of taxes	9,070	(6,491)	9,270	(6,251)
Foreign currency translation adjustment	8,034	(12,441)	1,571	(11,457)
Retirement benefits, net of taxes	25	10	83	49

Total other comprehensive income/(loss)	17,129	(18,922)	10,924	(17,659)

Total comprehensive income/(loss)	$28,832	$(10,531)	$40,597	$7,567

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$29,673	$25,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,732	16,405
Stock-based compensation expense	7,329	7,287
Amortization of deferred financing cost	114	—
Non-employee stock options	32	9
Unrealized foreign exchange loss/(gain)	555	(3,053)
Deferred income taxes	2,058	(2,660)
Non-controlling interest	1	2
Change in operating assets and liabilities:
Restricted cash	(122)	37
Accounts receivable	(9,709)	(8,170)
Prepaid expenses and other current assets	(4,717)	(6,324)
Accounts payable	(210)	(270)
Deferred revenue	(3,117)	(865)
Accrued employee cost	(1,448)	(2,025)
Accrued expenses and other liabilities	(447)	7,918
Advance income tax, net	2,775	2,002
Other assets	1,857	4,989

Net cash provided by operating activities	43,356	40,508

Cash flows from investing activities:
Purchase of fixed assets	(17,008)	(12,375)
Business acquisition (net of cash acquired)	—	(81,173)
Purchase of short-term investments	(9,678)	(7,895)
Proceeds from redemption of short-term investments	10,690	704

Net cash used for investing activities	(15,996)	(100,739)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,260)	(814)
Proceeds from short-term borrowings	—	30,000
Repayments of short-term borrowings	—	(30,049)
Payment of debt issuance costs	—	(446)
Acquisition of treasury stock	(331)	(1,624)
Proceeds from exercise of stock options	8,869	5,361
Proceeds from issuance of common stock from public offering	—	21,965
Direct costs incurred in relation to public offering	—	(392)

Net cash provided by financing activities	7,278	24,001

Effect of exchange rate changes on cash and cash equivalents	1,548	(2,076)

Net increase/(decrease) in cash and cash equivalents	36,186	(38,306)
Cash and cash equivalents, beginning of period	82,393	111,182

Cash and cash equivalents, end of period	$118,579	$72,876

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) that management considers necessary for a fair presentation of such statements for the interim periods presented. The unaudited consolidated statements of income for the interim periods presented are not necessarily indicative of the results for the full year or for any subsequent period.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the financial statements of ExlService Holdings and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The non-controlling interest represents the minority partner’s interest in the operation of exl Service.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the unaudited consolidated balance sheet and unaudited consolidated statement of income, respectively. This non-controlling interest in these operations for the three and nine months ended September 30, 2012 and 2011 was insignificant and is included under general and administrative expenses in the unaudited consolidated statements of income.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, service tax receivables, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles and estimates to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU No. 2011-04). ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 explains how to measure fair value and does not require additional measurements. Accordingly, the adoption of this accounting pronouncement from January 1, 2012 did not have an impact on the Company’s unaudited consolidated financial statements.

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

In December 2011, the FASB issued update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards” (ASU No. 2011-12), which deferred the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on the Company’s unaudited consolidated financial statements.

In September 2011, the FASB issued update No. 2011-08, “Testing Goodwill for Impairment” (ASU No. 2011-08), which permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity concludes that the fair value of a reporting unit is less than its carrying value, it is necessary to perform a two-step goodwill impairment test. ASU No. 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on the Company’s unaudited consolidated financial statements and the Company does not expect this to have a material impact on its annual goodwill impairment assessment in the fourth quarter of fiscal 2012.

In July 2012, the FASB issued update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU No. 2012-02), which simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under the option, an entity is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the new guidance to have an impact on its 2013 impairment test results.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2012	December 31, 2011
Accrued expenses	$17,569	$15,572
Derivative instruments	4,846	9,170
Other current liabilities	4,266	5,958

Accrued expenses and other current liabilities	$26,681	$30,700

Non-current liabilities

Non-current liabilities consist of the following:

	September 30, 2012	December 31, 2011
Derivative instruments	$3,642	$8,559
Unrecognized tax benefits	2,726	4,981
Deferred rent	4,310	3,319
Retirement benefits	2,424	3,068
Other non-current liabilities	1,237	2,531

Non-current liabilities	$14,339	$22,458

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerators:
Net income	$11,703	$8,391	$29,673	$25,226
Denominators:
Basic weighted average common shares outstanding	32,154,001	30,293,114	31,857,909	29,926,846
Dilutive effect of share based awards	1,129,853	1,293,822	1,197,948	1,204,667

Diluted weighted average common shares outstanding	33,283,854	31,586,936	33,055,857	31,131,513

Earnings per share:
Basic	$0.36	$0.28	$0.93	$0.84
Diluted	$0.35	$0.27	$0.90	$0.81
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	412,873	316,675	430,309	458,113

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

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

Revenues and cost of revenues for each of the three months ended September 30, 2012 and 2011 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$91,984	$20,655	$112,639	$83,176	$16,850	$100,026
Cost of revenues (exclusive of depreciation and amortization)	55,658	12,992	68,650	50,961	10,794	61,755

Gross profit	$36,326	$7,663	$43,989	$32,215	$6,056	$38,271

Operating expenses			27,119			26,611
Other income, net			(838)			869
Income tax provision			4,329			4,138

Net income			$11,703			$8,391

Revenues and cost of revenues for each of the nine months ended September 30, 2012 and 2011 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$270,640	$54,637	$325,277	$208,751	$49,210	$257,961
Cost of revenues (exclusive of depreciation and amortization)	166,637	34,730	201,367	126,532	31,439	157,971

Gross profit	$104,003	$19,907	$123,910	$82,219	$17,771	$99,990

Operating expenses			82,216			71,414
Other income, net			(1,046)			5,289
Income tax provision			10,975			8,639

Net income			$29,673			$25,226

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

On October 1, 2011, the Company acquired Trumbull Services, LLC., a market leader in subrogation services for property and casualty insurance companies, from The Hartford Financial Services Group, Inc. (the “Trumbull Acquisition”).

Goodwill

The following table sets forth details of the Company’s goodwill balance as of September 30, 2012:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2011	$26,585	$16,785	$43,370
Goodwill arising from OPI acquisition	54,604	—	54,604
Currency translation adjustments	(5,687)	—	(5,687)

Balance at December 31, 2011	$75,502	$16,785	$92,287
Purchase accounting adjustments (1)	422	—	422
Currency translation adjustments	177	—	177

Balance at September 30, 2012	$76,101	$16,785	$92,886

(1)	Relates to the acquisition of Business Process Outsourcing, Inc. (“OPI”) on May 31, 2011 (the “OPI Acquisition”).

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$33,105	$(6,894)	$26,211
Leasehold benefits	3,491	(1,115)	2,376
Developed technology	2,133	(513)	1,620
Non-compete agreements	1,317	(1,195)	122
Trade names and trademarks	2,722	(804)	1,918

	$42,768	$(10,521)	$32,247

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$33,100	$(4,456)	$28,644
Leasehold benefits	3,474	(668)	2,806
Developed technology	2,133	(351)	1,782
Non-compete agreements	1,316	(606)	710
Trade names and trademarks	2,722	(351)	2,371

	$42,745	$(6,432)	$36,313

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

Amortization expense for the three months ended September 30, 2012 and 2011 was $1,324 and $1,395, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $4,083 and $2,943, respectively. The weighted average life of intangible assets was 10.1 years for customer relationships, 6.8 years for leasehold benefits, 10.0 years for developed technology, 1.5 years for non-compete agreements and 3.0 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of both September 30, 2012 and December 31, 2011.

Estimated amortization of intangible assets during the year ending September 30,
2013	$4,607
2014	$4,111
2015	$3,711
2016	$3,711
2017	$3,702

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. The table excludes short-term investments, accounts receivable, short-term borrowings, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$83,225	$—	$—	$83,225
Derivative financial instruments	—	2,759	—	2,759

Total	$83,225	$2,759	$—	$85,984

Liabilities
Derivative financial instruments	$—	$8,488	$—	$8,488

Total	$—	$8,488	$—	$8,488

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$42,067	$—	$—	$42,067
Derivative financial instruments	—	32	—	32

Total	$42,067	$32	$—	$42,099

Liabilities
Derivative financial instruments	$—	$17,729	$—	$17,729

Total	$—	$17,729	$—	$17,729

Derivative Financial Instruments

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on broker quotations and are classified as Level 2. See Note 7 for further details.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

7. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchanges rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and hedging” (ASC No. 815). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the Company’s functional currency. The Company’s primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. The Company also has exposure in Philippine pesos, Czech koruna and other local currencies in which it operates.

The Company had outstanding foreign exchange contracts totaling $226,555 and GBP 11,496 as of September 30, 2012 and totaling $235,866 and GBP 10,368 as of December 31, 2011. The Company estimates that approximately $3,297 of net derivative losses included in accumulated other comprehensive income (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2012. As of September 30, 2012, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty-three months.

The Company evaluates the effectiveness of its hedging positions at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange (loss)/gain. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2012 and 2011.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments

	September 30, 2012	December 31, 2011
Other current assets:
Foreign currency exchange contracts	$1,409	$—
Other assets:
Foreign currency exchange contracts	$1,350	$—
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$4,706	$9,170
Other non-current liabilities:
Foreign currency exchange contracts	$3,642	$8,559

Derivatives not designated as hedging instruments:

	September 30, 2012	December 31, 2011
Other current assets:
Foreign currency exchange contracts	$—	$32
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$140	$—

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended September 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of (Loss)/Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss)/Gain Reclassified from AOCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$9,980	$(5,835)	Foreign exchange (loss)/gain	$(2,018)	$656	Foreign exchange (loss)/gain	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives

		2012	2011
Foreign exchange contracts	Foreign exchange (loss)/gain	$2,623	$(3,713)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the nine months ended September 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of (Loss)/Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss)/Gain Reclassified from AOCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$4,859	$(2,865)	Foreign exchange (loss)/gain	$(7,281)	$3,386	Foreign exchange (loss)/gain	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		2012	2011
Foreign exchange contracts	Foreign exchange (loss)/gain	$2,925	$(2,937)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

8. Fixed Assets

The components of fixed assets, net of accumulated depreciation, consisted of the following:

	September 30, 2012	December 31, 2011
Owned Assets:
Network equipment, computers and software	$62,924	$55,499
Buildings	1,505	1,498
Land	985	980
Leasehold improvements	24,403	21,733
Office furniture and equipment	10,598	9,011
Motor vehicles	699	828
Capital work in progress	2,023	2,737

	103,137	92,286
Less: Accumulated depreciation and amortization	(65,523)	(54,736)

	$37,614	$37,550

Assets under capital leases:
Network equipment, computers and software	$377	$474
Leasehold improvements	2,554	2,541
Office furniture and equipment	1,498	1,645
Motor vehicles	975	882

	5,404	5,542
Less: Accumulated depreciation and amortization	(1,864)	(772)

	$3,540	$4,770

Fixed assets, net	$41,154	$42,320

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended September 30, 2012 and 2011 was $5,009 and $5,048, respectively, and $14,649 and $13,462 for the nine months ended September 30, 2012 and 2011, respectively.

Capital work in progress represents advances paid toward acquisitions of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock.

During the three months ended September 30, 2012 and 2011, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock. During the three months ended September 30, 2011, the Company completed a public offering of its common stock. The Company sold 1,000,000 shares of its common stock and certain selling stockholders sold an aggregate of 3,000,000 shares of common stock at a price of $23.00 per share less underwriting discount. The Company received net proceeds of $21,573 from the offering.

During the nine months ended September 30, 2012 and 2011, the Company acquired 12,865 shares and 9,596 shares of common stock, respectively from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $331 and $185, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

During the nine months ended September 30, 2011, the Company also acquired 61,299 shares of common stock for a total consideration of $1,439 in pursuance of an option agreement between the Company and Prudential Financial, Inc. (“Prudential”) dated July 1, 2004. The purchase price of $23.47 per share was the average closing price for the 30-day period on the Nasdaq Global Select Market preceding the date of exercise of options by Prudential.

The shares acquired pursuant to the transactions discussed in this section are currently being held as treasury stock.

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

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$230	$297	$793	$686
Interest cost	101	62	312	190
Expected return on plan assets	(43)	—	(104)	—
Actuarial loss	30	26	94	79

Net gratuity cost	$318	$385	$1,095	$955

The Gratuity Plans in India are funded plans that are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company expects the return on the Gratuity Plans to be approximately 9% per annum for the year ended March 31, 2013.

Change in Plan Assets

Plan assets at January 1, 2012	$1,015
Employer contribution	1,169
Expected return	104
Effect of exchange rate changes	(35)

Plan assets at September 30, 2012	$2,253

The Company maintains the Exl Service Inc. 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $245 and $179 during the three month periods ended September 30, 2012 and September 30, 2011, respectively, and $925 and $525 during the nine month periods ended September 30, 2012 and September 30, 2011.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

During the three and nine month periods ended September 30, 2012 and 2011, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Three months ended September 30, 2012	$1,384
Three months ended September 30, 2011	$1,426
Nine months ended September 30, 2012	$4,227
Nine months ended September 30, 2011	$3,676

11. Leases

The Company finances its use of certain facilities, computer hardware, leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of September 30, 2012 are as follows:

Year ending September 30,
2013	$2,133
2014	1,664
2015	1,245
2016	600
2017	23

Total minimum lease payments	5,665
Less: amount representing interest	772

Present value of minimum lease payments	4,893
Less: current portion	1,741

Long term capital lease obligation	$3,152

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending September 30,
2013	$8,140
2014	6,794
2015	5,685
2016	3,522
2017	860
Thereafter	1,290

$26,291

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight-line basis over the lease period. Rent expense under both cancellable and non-cancellable operating leases was $4,341 and $4,050 for the three months ended September 30, 2012 and 2011, respectively, and $13,325 and $10,253 for the nine months ended September 30, 2012 and 2011, respectively. Deferred rent as of September 30, 2012 and December 31, 2011 was $4,670 and $3,815, respectively, and is included in the unaudited consolidated balance sheets under “Accrued expenses and other current liabilities” and “Non-current liabilities.”

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

12. Income Taxes

The Company recorded income tax expense of $4,329 and $4,138 for the three months ended September 30, 2012 and 2011, respectively, and $10,975 and $8,639 for the nine months ended September 30, 2012 and 2011, respectively. The effective rate of taxes decreased from 33.0% during the three months ended September 30, 2011 to 27.0% during the three months ended September 30, 2012. The decrease in the effective tax rate was primarily due to the higher taxable income in the U.S. and non-deductible acquisition related expenses in the three months ended September 30, 2011. The effective rate of taxes increased from 25.5% during the nine months ended September 30, 2011 to 27.0% during the nine months ended September 30, 2012. The increase in the effective tax rate was primarily due to the expiry of a tax holiday period for most of the Company’s operating units in India that ended on April 1, 2011, completion of the first five years of operations in certain operating units that were located in special economic zones (“SEZs”) in India after which the company is entitled to a 50% exemption from profits and release of a valuation allowance on deferred tax assets of $1,961 during the three months ended March 31, 2011.

The Company did benefit from a four-year income tax holiday for one of its operations centers in the Philippines that expired in the middle of 2012. The tax holiday, however, can be extended for an additional two years. The Company has applied for an extension of the tax holiday, which, if granted, would be effective retrospectively from the date of expiration of four years. The Company’s new operations center in the Philippines, which began operations in January 2012, also benefits from a separate four-year income tax holiday that can be extended for an additional two years. While the Company is reasonably certain that the Philippines Economic Zone Authority will extend these tax holidays, it is possible that such extension requests may be denied, or that these tax holidays may be conditioned or removed entirely due to changes in applicable legislation by the government of the Philippines. Should any of these events occur, the Company’s tax liability in the Philippines would likely increase.

The Company’s operations centers in Jaipur and Noida, India, which were established in SEZs in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, the Company also acquired operations centers in Bengaluru and Kochi, India that are also located in SEZs. The operations center in Bengaluru completed its first five years of operations on March 31, 2012. Under the tax regulations, the Bengaluru operations center is entitled to a 50% tax exemption on export profits for five years from April 1, 2012, after which there could be further increase in the tax expense for the center unless such profit is re-invested for the specified purposes under the tax laws. The Company also established a new operations center in Pune, India in June 2012, which is located in an SEZ. The Company anticipates establishing additional operations centers in SEZs in the future.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At September 30, 2012, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on net operating loss carry forwards. The valuation allowance was approximately $919 as of both September 30, 2012 and December 31, 2011.

As a result of the OPI Acquisition, the Company acquired OPI’s federal and state net operating losses in the United States. Thus, as of September 30, 2012, the Company has federal net operating loss carry forwards of approximately $18,920, which expire in 2027. The Company’s federal net operating loss carry forwards are subject to certain annual utilization limitations under Section 382 of the United States Internal Revenue Code. The Company also has state and local net operating loss carry forwards of varying amounts, which are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize all of the losses before their expiration.

During 2007, the Indian government passed tax legislation that, among other items, subjects Indian taxpayers to a Minimum Alternative Tax (“MAT”). As of September 30, 2012 and December 31, 2011, deferred income taxes related to the MAT were approximately $2,883 and $2,793, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

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

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2012 through September 30, 2012:

Balance as of January 1, 2012	$5,324
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(2,245)
Increases related to current year tax positions	339
Decreases related to current year tax positions	(339)
Effect of exchange rate changes	22

Balance as of September 30, 2012	$3,101

The unrecognized tax benefits as of September 30, 2012 of $3,101, if recognized, would impact the effective tax rate.

The Company has recognized interest and penalties of ($283) and ($37) during the three and nine months ended September 30, 2012, respectively. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of revenue	$330	$343	$1,571	$1,320
General and administrative expenses	867	1,090	3,472	3,444
Selling and marketing expenses	674	727	2,286	2,523

Total	$1,871	$2,160	$7,329	$7,287

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Dividend yield	—	0%	0%	0%
Expected life (years)	—	4.50	5.38	5.63
Risk free interest rate	—	1.41%	0.97%	2.23%
Volatility	—	40%	40%	40%

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	3,030,128	$13.22	$28,318	6.79
Granted	416,129	25.36
Exercised	(728,530)	12.17
Forfeited	(196,020)	17.50

Outstanding at September 30, 2012	2,521,707	$15.19	$36,092	6.60

Vested and exercisable at September 30, 2012	1,323,562	$13.18	$21,603	5.57

Available for grant at September 30, 2012	2,246,314

The unrecognized compensation cost for unvested options as of September 30, 2012 was $5,898, which is expected to be expensed over a weighted average period of 2.55 years. The Company did not grant any options during the three months ended September 30, 2012. The weighted-average fair value of options granted during the nine months ended September 30, 2012 and 2011 was $9.43 and $8.15, respectively. The total fair value of shares vested during the three months ended September 30, 2012 and 2011 was $409 and $467, respectively. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $2,757 and $2,603, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2011	63,834	$18.41	939,659	$19.40
Granted	—	—	353,050	24.82
Vested	(52,126)	18.29	(189,442)	19.11
Forfeited	(2,901)	23.82	(87,202)	20.89

Outstanding at September 30, 2012	8,807	$17.64	1,016,065	$21.22

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

As of September 30, 2012, unrecognized compensation cost of $16,847 is expected to be expensed over a weighted average period of 2.47 years.

14. Geographical Information

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
United States	$80,949	$71,503	$234,514	$184,981
United Kingdom	23,061	20,983	66,046	59,097
Rest of World	8,629	7,540	24,717	13,883

	$112,639	$100,026	$325,277	$257,961

	September 30, 2012	December 31, 2011
Fixed assets, net
India	$32,942	$35,787
United States	2,597	1,408
Philippines	4,612	3,946
Rest of World	1,003	1,179

	$41,154	$42,320

15. Commitments and Contingencies

Fixed Asset Commitments

As of September 30, 2012, the Company had committed to spend approximately $1,129 under agreements to purchase fixed assets. This amount is net of advances paid in respect of these purchases.

Other Commitments

Certain units of the Company’s Indian subsidiaries were established as 100% Export-Oriented units under the Software Technology Parks of India (“STPI”) scheme promulgated by the Government of India which provided the Company with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. Although the corporate tax incentives under the STPI scheme are no longer available to the company, the units are required to fulfill such conditions for a limited time. In the event that these units are unable to meet the prescribed conditions over the specified period, the Company may be required to refund those incentives along with penalties and fines. The Company’s management believes, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

ExlService Philippines, Inc. (“Exl Philippines”) is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration provides the Company with certain incentives on the import of capital goods and requires Exl Philippines to meet certain export obligations. The Company benefited from a four-year income tax holiday for one of its operations centers in the Philippines that expired in the middle of 2012. The tax holiday, however, can be extended for an additional two years. The Company has applied for an extension of the tax holiday, which, if granted, will be effective retrospectively from the date of expiration of four years. The Company’s new operations center in the Philippines, which began operations in January 2012, also benefits from a separate four-year income tax holiday that can be extended for an additional two years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

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

The details of the assessment orders, as well as amounts deposited or bank guarantees provided by the Company as of September 30, 2012 are set forth below:

Entity	Tax Year	Issue	Amount Demanded (Including Interest)	Amount Deposited (Including additional Interest)	Bank Guarantee Issued (Including additional Interest)
Exl India	2003-04	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. in the 2003-04 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	$1,839	$1,839	$—
Exl India	2004-05	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2004-05 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	1,783	1,783	—
Exl India	2005-06	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2005-06 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,439	3,439	—
Exl India	2006-07	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2006-07 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,422	2,820	—
Exl India	2007-08	The assessment order alleges that the transfer price we applied to transactions between EXL India and EXL Inc. for the 2007-08 tax year was not appropriate and also disallows certain expenses claimed as tax deductible by EXL India.	3,964	946	—
Exl Inc.	2003-04	The assessment order alleges that EXL Inc. has a permanent establishment in India.	2,775	1,325	2,071
Exl Inc.	2004-05	The assessment order alleges that EXL Inc. has a permanent establishment in India.	89	38	49
Exl Inc.	2005-06	The assessment order alleges that EXL Inc. has a permanent establishment in India.	659	341	386
Exl Inc.	2006-07	The assessment order alleges that EXL Inc. has a permanent establishment in India.	1,130	—	—
BPO India	2004-05	The assessment order alleges the transfer price we applied to transactions between OPI India and OPI Inc., for the 2004-05 tax year was not appropriate and proposes certain adjustments to the methodology for computing the amount of the tax exemption.	135	135	—
BPO India	2008-09	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	69	69	—
OPI India	2008-09	The assessment order proposes certain adjustments to the methodology for computing the amount of the tax exemption.	72	70	—

			$19,376	$12,805	$2,506

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2012

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

Amounts paid as deposits in respect of the assessments described above aggregating to $12,805 and $11,662 as of September 30, 2012 and December 31, 2011, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,506 as of September 30, 2012 and $2,494 as of December 31, 2011, respectively, are included in “Restricted cash non-current” in the Company’s unaudited consolidated balance sheet as of September 30, 2012 and the audited consolidated balance sheet as of December 31, 2011.

16. Subsequent Events

On October 12, 2012, the Company acquired Landacorp, Inc. (“Landacorp”), a leading provider of healthcare solutions and technology. Landacorp has more than 50 million members under management on its platforms and has developed services and technology solutions that share vital clinical data with payers, providers, plan participants and accountable care organizations (ACOs). The aggregate consideration paid for all the outstanding capital stock of Landacorp was $37,500 in cash, subject to final working capital adjustments.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the United States or elsewhere to offshore outsourcing;

•	fluctuations in exchange rates between the currencies in which we receive our revenues and the currencies in which we incur our costs;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	our ability to successfully consummate or integrate acquisitions;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the locations in which we operate;

•	unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.

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

Overview

We are a leading provider of outsourcing and transformation services and focus on providing our clients with a positive business impact and enhancing their long term financial value. We customize our services to improve the economics of business performance and transform organizations to be leaner and more flexible. Our outsourcing services provide front-, middle- and back-office processing services for our primarily U.S.-based and U.K.-based clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, finance and accounting and customer service, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, finance transformation and operations and process excellence services. These transformation services help our clients improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and improve the risk and control environments within our clients’ operations whether or not they are outsourced to us. We serve primarily the needs of Global 1000 companies in the insurance, healthcare, utilities, banking and financial services, transportation and logistics and travel sectors.

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

We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe and are supported by our business development team, which operates from the U.S. and India. We operate fifteen operations centers in India, including an operations center in Pune, India which began operations in June 2012 and is eligible for certain tax incentives as a result of being located in a special economic zone. We also operate five operations centers in the U.S., two operations centers in the Philippines, two operations centers in Bulgaria and one operations center in each of Romania, Malaysia and the Czech Republic.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three and nine months ended September 30, 2012, we had total revenues of $112.6 million and $325.3 million, respectively, compared to total revenues of $100.0 million and $258.0 million in the three and nine months ended September 30, 2011, respectively, an increase of $12.6 million and $67.3 million, respectively, or 12.6% and 26.1%, respectively.

Revenues from outsourcing services increased from $83.2 million and $208.8 million for the three and nine months ended September 30, 2011, respectively, to $92.0 million and $270.6 million for the three and nine months ended September 30, 2012, respectively. The increase in revenues from outsourcing services of $8.8 million for the three months ended September 30, 2012, was driven primarily by revenues of $2.1 million from the acquisition of Trumbull and net volume increases from existing and new clients aggregating to $11.5 million. The increase in revenues from outsourcing services of $61.8 million for the nine months ended September 30, 2012, was driven primarily by revenues of $45.9 million from the acquisitions of Business Process Outsourcing, Inc. (“OPI”) and Trumbull and net volume increases from existing and new clients aggregating to $27.8 million. These increases were offset partially by a net decrease in revenues of $4.8 million and $11.9 million, primarily due to the depreciation of each of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011.

Revenues from transformation services increased from $16.8 million and $49.2 million for the three and nine months ended September 30, 2011, respectively to $20.7 million and $54.6 million for the three and nine months ended September 30, 2012, respectively. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. Revenues from new clients for transformation services were $0.2 million and $5.2 million during the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2011, respectively.

We anticipate that our revenues will grow as we expand our service offerings and client base, both organically and through acquisitions. We provide our clients with a range of outsourcing services principally in the insurance, healthcare, utilities, banking and financial services, transportation and logistics and travel sectors, as well as cross-industry outsourcing services, such as finance and accounting services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

For outsourcing services, we enter into long-term agreements with our clients with typical initial terms ranging from three to eight years. These contracts also usually contain provisions permitting termination of the contract after a short notice period. Although these agreements provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our outsourcing services and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. Revenues under new client contracts also vary depending on when we complete the selling cycle and the implementation phase. Since our client contracts can be terminated after a short notice period, and because we operate in a competitive commercial environment, during the ordinary course of our business one or more of our clients may terminate their respective contracts with us, thereby leading to fluctuations in our revenues.

Our transformation services can be significantly affected by variations in business cycles. In addition, our transformation services consist primarily of specific projects with contract terms generally not exceeding one to three years and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to further material fluctuations and uncertainties in the revenues generated from these businesses. We have experienced a significant increase in demand for our annuity-based transformation services, which are engagements that are contracted for one- to three-year terms.

We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 71.9% and 20.5%, respectively, of our total revenues for the three months ended September 30, 2012 and approximately 71.5% and 21.0%, respectively, of our total revenues for the three months ended September 30, 2011. For the nine months ended September 30, 2012, these two regions generated approximately 72.1% and 20.3%, respectively, of our total revenues and approximately 71.7% and 22.9%, respectively, of our total revenues for the nine months ended September 30, 2011.

In the three months ended September 30, 2012 and 2011, our total revenues from our three largest clients were $29.1 million and $29.2 million, respectively, accounting for 25.8% and 29.2% of our total revenues, respectively, during these periods. In the nine months ended September 30, 2012 and 2011, our total revenues from our three largest clients were $85.3 million and $86.7 million, respectively, accounting for 26.2% and 33.6% of our total revenues, respectively, during these periods. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Pursuant to a services agreement, we provide services to The Travelers Companies (“Travelers”). These services to Travelers represented $11.2 million, or 9.9%, and $33.3 million, or 10.2%, respectively of our total revenues for the three and nine months ended September 30, 2012 and $10.7 million, or 10.7%, and $31.0 million, or 12.0%, respectively of our total revenues for the three and nine months ended September 30, 2011. Travelers may terminate the services agreement, or any work assignment or work order thereunder, each of which expires in December 2013, without cause upon 60 days’ prior notice.

We derived revenues from five new clients for our services in each of the three months ended September 30, 2012 and 2011 and twenty five and thirteen new clients for our services in the nine months ended September 30, 2012 and 2011, respectively.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly from period to period depending on each client’s situation and on the type of services provided. For the three months ended September 30, 2012 and 2011, 4.6% and 4.3%, respectively, of our revenues represent reimbursement of such expenses. For the nine months ended September 30, 2012 and 2011, 4.5% and 4.3%, respectively of our revenues represent reimbursement of such expenses.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Revenues(1)	$112.6	$100.0	$325.3	$258.0
Cost of revenues (exclusive of depreciation and amortization)(2)	68.6	61.7	201.4	158.0

Gross profit	44.0	38.3	123.9	100.0

Operating expenses:
General and administrative expenses(3)	13.8	13.3	41.0	36.1
Selling and marketing expenses(3)	7.0	6.9	22.5	18.9
Depreciation and amortization expenses(4)	6.3	6.4	18.7	16.4

Total operating expenses	27.1	26.6	82.2	71.4

Income from operations	16.9	11.7	41.7	28.6
Other income/(expense):
Foreign exchange (loss)/gain	(1.4)	0.5	(2.3)	3.9
Interest and other income	0.5	0.3	1.3	1.3

Income before income taxes	16.0	12.5	40.7	33.8
Income tax provision	4.3	4.1	11.0	8.6

Net income	$11.7	$8.4	$29.7	$25.2

(1)	Revenues include reimbursable expenses of $5.2 million and $4.3 million for the three months ended September 30, 2012 and 2011, respectively, and $14.6 million and $11.0 million for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Cost of revenues includes $0.3 million each during the three months ended September 30, 2012 and 2011, and $1.6 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 to our unaudited consolidated financial statements contained herein.
(3)	General and administrative expenses and selling and marketing expenses include $1.5 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively, and $5.8 million and $6.0 million during the nine months ended September 30, 2012 and 2011, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 to our unaudited consolidated financial statements contained herein.
(4)	Depreciation and amortization includes $1.3 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively, and $4.1 million and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively, of amortization of intangibles as described in Note 5 to our unaudited consolidated financial statements contained herein.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Revenues increased 12.6% from $100.0 million for the three months ended September 30, 2011 to $112.6 million for the three months ended September 30, 2012. Revenues from outsourcing services increased from $83.2 million during the three months ended September 30, 2011 to $92.0 million during the three months ended September 30, 2012. The increase in revenues from outsourcing services of $8.8 million was primarily driven by revenues of $2.1 million from the acquisition of Trumbull and net volume increases from existing and new clients aggregating to $11.5 million. These increases were partially offset by a net decrease in revenues of $4.8 million, primarily due to the depreciation of each of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Revenues from transformation services increased from $16.8 million for the three months ended September 30, 2011 to $20.7 million for the three months ended September 30, 2012. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Revenues from new clients for transformation services were $0.2 million and $0.1 million during the three months ended September 30, 2012 and 2011, respectively.

Cost of Revenues. Cost of revenues increased 11.2% from $61.7 million for the three months ended September 30, 2011 to $68.6 million for the three months ended September 30, 2012. The increase in cost of revenues was primarily due to an increase in employee-related costs of $9.6 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $0.9 million of employee-related costs related to the acquisition of Trumbull. We also experienced an increase in reimbursable expenses of $0.8 million (resulting in an increase in revenues) and an increase in facilities, technology and other operating expenses of $4.2 million (primarily due to our acquisition of Trumbull and the opening of our new operations centers to support business growth). These increases were partially offset by a decrease of $7.8 million due to the net effect of depreciation of the Indian rupee, Bulgarian leva and Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Cost of revenues as a percentage of revenues decreased marginally from 61.7% for the three months ended September 30, 2011 to 60.9% for the three months ended September 30, 2012.

Gross Profit. Gross profit increased 14.9% from $38.3 million for the three months ended September 30, 2011 to $44.0 million for the three months ended September 30, 2012. The increase in gross profit was primarily due to an increase in revenues of $12.6 million, offset by an increase in cost of revenues of $6.9 million. Gross profit as a percentage of revenues increased marginally from 38.3% for the three months ended September 30, 2011 to 39.1% for the three months ended September 30, 2012, primarily due to the depreciation of the Indian rupee against the U.S. dollar, partially offset by the impact of the Trumbull acquisition in 2011.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 3.1% from $20.2 million for the three months ended September 30, 2011 to $20.8 million for the three months ended September 30, 2012. The increase in SG&A expenses was primarily due to an increase in employee-related costs of $1.2 million, including $0.4 million of employee-related costs related to the acquisition of Trumbull, and an increase in other SG&A costs of $0.8 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. These increases were partially offset by a decrease of $1.3 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a percentage of revenues, SG&A expenses decreased from 20.2% for the three months ended September 30, 2011 to 18.5% for the three months ended September 30, 2012.

Depreciation and Amortization. Depreciation and amortization decreased 1.7% from $6.4 million for the three months ended September 30, 2011 to $6.3 million for the three months ended September 30, 2012. For the three months ended September 30, 2012 depreciation increased by $0.7 million as compared to three months ended September 30, 2011, primarily due to the opening of our new operations centers and the acquisition of Trumbull, partially offset by a decrease in amortization of acquisition-related intangibles of $0.1 million. As we add more operations centers, we expect that our depreciation expense will increase to reflect the additional investment in equipment and other capital expenditures related to opening and maintaining operations centers necessary to meet our service requirements. This increase was offset by a decrease of $0.7 million due to the net effect of depreciation of the Indian rupee, and Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As a percentage of revenues, depreciation and amortization decreased from 6.4% for the three months ended September 30, 2011 to 5.6% for the three months ended September 30, 2012.

Income from Operations. Income from operations increased 44.7% from $11.7 million for the three months ended September 30, 2011 to $16.9 million for the three months ended September 30, 2012. As a percentage of revenues, income from operations increased from 11.7% for the three months ended September 30, 2011 to 15.0% for the three months ended September 30, 2012. The increase in income from operations as a percentage of revenues was primarily due to operating leverage resulting in lower SG&A expenses as a percentage of revenues during the three months ended September 30, 2012.

Other Income/(Expense). Other income is comprised of foreign exchange gains and losses, interest income and expense and other items. Other income decreased from $0.9 million for the three months ended September 30, 2011 to ($0.8 million) for the three months ended September 30, 2012. This decrease was primarily a result of a net foreign exchange loss of $1.3 million during the three months ended September 30, 2012 compared to a net foreign exchange gain of $0.5 million during the three months ended September 30, 2011, primarily attributable to the movement of the U.S. dollar against the Indian rupee. Net interest income and other income increased by $0.1 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to lower interest expense on capital leases. The average exchange rate of the Indian rupee against the U.S. dollar was 54.67 during the three months ended September 30, 2012 compared to 46.42 during the three months ended September 30, 2011.

Provision for Income Taxes. Provision for income taxes increased from $4.1 million for the three months ended September 30, 2011 to $4.3 million for the three months ended September 30, 2012. The effective rate of taxes decreased from 33.0% during the three months ended September 30, 2011 to 27.0% during the three months ended September 30, 2012. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased 39.5% from $8.4 million for the three months ended September 30, 2011 to $11.7 million for the three months ended September 30, 2012, primarily due to an increase in operating income of $5.2 million, offset by a decrease in other income of $1.7 million and an increase in provision for income taxes of $0.2 million. As a percentage of revenues, net income increased from 8.4% for the three months ended September 30, 2011 to 10.4% for the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues. Revenues increased 26.1% from $258.0 million for the nine months ended September 30, 2011 to $325.3 million for the nine months ended September 30, 2012. Revenues from outsourcing services increased from $208.8 million during the nine months ended September 30, 2011 to $270.6 million during the nine months ended September 30, 2012. The increase in revenues from outsourcing services of $61.8 million was primarily driven by an increase in revenues of $45.9 million from the acquisitions of OPI and Trumbull and net volume increases from existing and new clients aggregating to $27.8 million. These increases were partially offset by a net decrease in revenues of $11.9 million, primarily due to the depreciation of each of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Revenues from transformation services increased from $49.2 million for the nine months ended September 30, 2011 to $54.6 million for the nine months ended September 30, 2012. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence practices during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Revenues from new clients for transformation services were $5.2 million and $0.4 million during the nine months ended September 30, 2012 and 2011, respectively.

Cost of Revenues. Cost of revenues increased 27.5% from $158.0 million for the nine months ended September 30, 2011 to $201.4 million for the nine months ended September 30, 2012. The increase in cost of revenues was primarily due to an increase in employee-related costs of $47.2 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $24.5 million of employee-related costs related to the acquisitions of OPI and Trumbull. We also experienced an increase in reimbursable expenses of $3.6 million (resulting in an increase in revenues) and an increase in facilities, technology and other operating expenses of $11.5 million (primarily due to our acquisitions of OPI and Trumbull and the opening of new operations centers to support business growth). These increases were partially offset by a decrease of $18.9 million due to the net effect of depreciation of the Indian rupee, Bulgarian leva and Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Cost of revenues as a percentage of revenues increased from 61.2% for the nine months ended September 30, 2011 to 61.9% for the nine months ended September 30, 2012.

Gross Profit. Gross profit increased 23.9% from $100.0 million for the nine months ended September 30, 2011 to $123.9 million for the nine months ended September 30, 2012. The increase in gross profit was primarily due to an increase in revenues of $67.3 million, offset by an increase in cost of revenues of $43.4 million. Gross profit as a percentage of revenues decreased from 38.8% for the nine months ended September 30, 2011 to 38.1% for the nine months ended September 30, 2012, primarily due to the impact of our acquisitions of OPI and Trumbull in 2011 and a one-time client payment of $2.2 million, with no associated costs, received during the nine months ended September 30, 2011, partially offset by the depreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

SG&A Expenses. SG&A expenses increased 15.4% from $55.0 million for the nine months ended September 30, 2011 to $63.5 million for the nine months ended September 30, 2012. The increase in SG&A expenses was primarily due to an increase in employee-related costs of $8.2 million, including $4.5 million of employee-related costs related to the acquisitions of OPI and Trumbull, an increase in facilities costs of $0.6 million, primarily related to our acquisitions in 2011, and an increase in other SG&A costs of $3.1 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. These increases were partially offset by a decrease of $3.4 million due to the net effect of depreciation of the Indian rupee, Bulgarian leva and Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a percentage of revenues, SG&A expenses decreased from 21.3% for the nine months ended September 30, 2011 to 19.5% for the nine months ended September 30, 2012.

Depreciation and Amortization. Depreciation and amortization increased 14.2% from $16.4 million for the nine months ended September 30, 2011 to $18.7 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in amortization of acquisition-related intangibles of $1.1 million, an increase in depreciation of $3.0 million, primarily related to our new operations centers and the acquisitions of OPI and Trumbull. As we add more operations centers, we expect that our depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements. These increases were partially offset by a decrease of $1.9 million due to the net effect of depreciation of the Indian rupee, Bulgarian leva and Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a percentage of revenues, depreciation and amortization decreased from 6.4% for the nine months ended September 30, 2011 to 5.8% for the nine months ended September 30, 2012.

Income from Operations. Income from operations increased 45.9% from $28.6 million for the nine months ended September 30, 2011 to $41.7 million for the nine months ended September 30, 2012. As a percentage of revenues, income from operations increased from 11.1% for the nine months ended September 30, 2011 to 12.8% for the nine months ended September 30, 2012. The increase in income from operations as a percentage of revenues was primarily due to operating leverage, resulting in lower SG&A expenses as a percentage of revenues, partially offset by lower gross margins during the nine months ended September 30, 2012.

Other Income/(Expense). Other income is comprised of foreign exchange gains and losses, interest income and expense and other items. Other income decreased from $5.3 million for the nine months ended September 30, 2011 to ($1.0 million) for the nine months ended September 30, 2012. This decrease is primarily as a result of net foreign exchange loss of $2.4 million during the nine months ended September 30, 2012 compared to net foreign exchange gain of $3.9 million during the nine months ended September 30, 2011, primarily attributable to the movement of the U.S. dollar against the Indian rupee. Net interest income and other income remained flat at $1.3 million during the nine months ended September 30, 2012 and 2011. The average exchange rate of the Indian rupee against the U.S. dollar was 53.09 during the nine months ended September 30, 2012 compared to 45.45 during the nine months ended September 30, 2011.

Provision for Income Taxes. Provision for income taxes increased from $8.6 million for the nine months ended September 30, 2011 to $11.0 million for the nine months ended September 30, 2012. The effective rate of taxes increased from 25.5% during the nine months ended September 30, 2011 to 27.0% during the nine months ended September 30, 2012. The increase is primarily due to the release of a valuation allowance on deferred tax assets of $2.0 million during the nine months ended September 30, 2011. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased 17.6% from $25.2 million for the nine months ended September 30, 2011 to $29.7 million for the nine months ended September 30, 2012, primarily due to an increase in operating income of $13.1 million, offset by a decrease in other income of $6.3 million and an increase in a provision for income taxes of $2.3 million. As a percentage of revenues, net income decreased from 9.8% for the nine months ended September 30, 2011 to 9.1% for the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had $125.4 million in cash and cash equivalents and short-term investments.

Cash flows provided by operating activities increased from $40.5 million in the nine months ended September 30, 2011 to $43.4 million in the nine months ended September 30, 2012. Cash flows from net income adjusted for non-cash items increased by $15.3 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to an increase in net income of $4.4 million, depreciation and amortization expense of $2.3 million, deferred income taxes of $4.7 million and a decrease in unrealized foreign exchange gain of $3.6 million.

Cash flows used for working capital increased from $2.7 million in the nine months ended September 30, 2011 to $15.1 million in the nine months ended September 30, 2012, primarily due to a decrease in accrued expenses and other liabilities and an increase in other assets. Our days’ sales outstanding was 52 days as of September 30, 2012 compared to 49 days as of December 31, 2011.

Cash flows used for investing activities decreased from $100.7 million in the nine months ended September 30, 2011 to $16.0 million in the nine months ended September 30, 2012. The decrease was primarily due to payment of purchase consideration of $81.2 million for the OPI acquisition in the nine months ended September 2011 and net proceeds from short-term investments of $1.0 million in the nine months ended September 30, 2012 compared to net purchases of short-term investments of $7.2 million in the nine months ended September 2011. This decrease was partially offset by an increase in capital expenditure of $4.6 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Cash flows provided by financing activities decreased from $24.0 million in the nine months ended September 30, 2011 to $7.3 million in the nine months ended September 30, 2012. The decrease was primarily due to proceeds from the issuance of common stock in a public offering of $22.0 million during the three months ended September 30, 2011. This decrease was partially offset by higher proceeds from the exercise of stock options of $8.9 million during the nine months ended September 30, 2012 compared to $5.4 million during the nine months ended September 30, 2011.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build out our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $17.0 million of capital expenditures in the nine months ended September 30, 2012. We expect to incur capital expenditures of approximately $3.0 million to $5.0 million throughout the remainder of 2012 primarily to meet the growth requirements of our clients, including adding to our existing facilities and expanding our operations centers in India as well as to improve our internal technology. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with the tax assessment orders issued against Exl India and Exl Inc., we may be required to deposit additional amounts with respect to the assessment orders received by us and for similar orders for subsequent years that may be received by us. Refer to Note 15 to our unaudited consolidated financial statements for further details.

On May 26, 2011, we entered into a three-year credit agreement (the “Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the Credit Facility may be used for working capital and general corporate purposes. Originally a $50.0 million revolving facility, including a letter of credit sub-facility, the availability under the Credit Facility was reduced to $15.0 million in June 2012. Upon our request, however, and the fulfillment of certain conditions, the Credit Facility may be increased once again to $50.0 million. As of September 30, 2012, we did not have any borrowings under the Credit Facility.

We anticipate that we will continue to rely upon cash from operating activities and the Credit Facility to finance our acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions or otherwise, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2012:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Capital leases	$2.1	$2.9	$0.6	$—	$5.6
Operating leases	8.1	12.5	4.4	1.3	26.3
Purchase obligations	1.1	—	—	—	1.1
Other obligations(a)	1.3	2.2	1.9	2.5	7.9

Total contractual cash obligations(b)	$12.6	$17.6	$6.9	$3.8	$40.9

(a)	Represents estimated payments under the Company’s Gratuity Plan.
(b)	Excludes $3.1 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries were established as 100% Export-Oriented units under the Software Technology Parks of India (“STPI”) scheme promulgated by the Government of India which provides certain incentives on imported and indigenous capital goods upon the fulfillment of certain conditions. Although the corporate tax incentives under the STPI scheme are no longer available to us, the units are required to fulfill such conditions for a limited time. In the event that these units are unable to meet those conditions over the specified period, we may be required to refund those incentives along with penalties and fines. We believe, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

ExlService Philippines, Inc. (“Exl Philippines”) is registered as an Ecozone IT Enterprise with the Philippines Economic Zone Authority. The registration provides us with certain incentives on the import of capital goods and requires Exl Philippines to meet certain export obligations. We benefited from a four-year income tax holiday for one of our operations centers in the Philippines that expired in the middle of 2012. The tax benefit, however, can be extended for an additional two years. We have applied to the Philippines Economic Zone Authority for an extension of the tax holiday, which, if granted, would be effective retrospectively from the date of expiration of four years. Our new operations center in the Philippines, which began operations in January 2012, also benefits from a separate four-year income tax holiday that can be extended for an additional two years.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU No. 2011-04). ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 explains how to measure fair value and does not require additional measurements. Accordingly, our adoption of this accounting pronouncement from January 1, 2012 did not have an impact on our unaudited consolidated financial statements.

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

In December 2011, the FASB issued update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards” (ASU No. 2011-12), which deferred the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on our unaudited consolidated financial statements.

In September 2011, the FASB issued update No. 2011-08, “Testing Goodwill for Impairment” (ASU No. 2011-08), which permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity concludes that the fair value of a reporting unit is less than its carrying value, it is necessary to perform a two-step goodwill impairment test. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our unaudited consolidated financial statements and we do not expect this to have a material impact on our annual goodwill impairment assessment in the fourth quarter of fiscal 2012.

In July 2012, the FASB issued update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU No. 2012-02), which simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under the option, an entity is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the new guidance to have an impact on our 2013 impairment test results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see Note 15 to our unaudited consolidated financial statements contained herein for details regarding our tax proceedings.

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

EXLSERVICE HOLDINGS, INC.

Date: November 5, 2012	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)