Form 10-K
period 2012-12-31
ExlService Holdings, Inc.
filed 2013-03-07
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-33089

EXLSERVICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	82-0572194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 PARK AVENUE, 38 TH FLOOR, NEW YORK, NEW YORK	10017
(Address of principal executive offices)	(Zip code)

(212) 277-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of common stock held by non-affiliates was approximately $679,505,408.

As of February 28, 2013, there were 32,444,731 shares of the registrant’s common stock outstanding (excluding 349,280 shares held in treasury and 5,207 shares of restricted stock), par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2012.

PART I.

ITEM 1.	Business

We are a leading provider of outsourcing and transformation services and focus on providing our clients with a positive business impact and enhancing their long term financial value. We customize our services to improve the economics of business performance and transform organizations to be leaner and more flexible. Our outsourcing services provide front-, middle- and back-office processing for our clients, who are primarily global companies. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, policy administration and finance and accounting, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, finance transformation and operations and process excellence services. These transformation services help our clients provide additional insight into their future financial and operational results, improve their operating environments through cost reduction, increased efficiency and productivity initiatives, and enhance the risk and control environments within our clients’ operations whether or not they are outsourced to us. We serve primarily the needs of Global 1000 companies in the insurance and healthcare, utilities, banking and financial services, travel, transportation and logistics sectors.

Our services for each of the sectors include:

We combine in-depth knowledge of the industry sectors in which we focus with proven expertise in transferring business operations to our offshore and onshore delivery centers, and administering and managing such operations. We have successfully transferred more than 900 processes covering a broad array of products and services to our operations centers, including approximately 130 new processes that were transferred to us in 2012.

Our operations centers are located in India, the Philippines, the Czech Republic, the U.S., Bulgaria, Malaysia and Romania. Our geographic footprint enables us to leverage a large pool of highly qualified and educated technical professionals who are able to handle complex processes and services that require functional skills and industry expertise.

While a majority of our professionals provide services in the English language, our operations in the Czech Republic, Bulgaria and Romania provide multi-lingual delivery capabilities. We believe we can offer consistent high quality services at substantially lower costs than those available from U.S.- or U.K.-based in-house facilities or U.S.- or U.K.-based outsourcing providers. As of December 31, 2012, we had a headcount of approximately 21,000 employees, a substantial portion of whom are based in India. Our operations platforms are supported by a state-of-the-art infrastructure that can be expanded to meet each client’s needs. We market our services directly through our sales and marketing and client management teams, which operate from the U.S. and Europe. Our senior managers have extensive experience in the industry sectors on which we are focused and are well versed in the business practices of leading multinational corporations.

We believe our reputation for operational excellence is widely recognized by our clients and is an important competitive advantage. We use Lean and Six Sigma, which are data-driven methodologies for eliminating defects in any process, to identify process inefficiencies and improve productivity in client and support processes. We deliver continued process enhancements by soliciting and implementing process improvements from employees and through our proprietary software tools. As a part of our commitment to quality, information security and employee safety, several of our delivery centers are certified to various standards, such as the ISO 9001:2008 standard for quality management, the ISO 27001:2005 standard for our information security management system and the OHSAS 18001:2007 standard for our occupational health and safety management processes. Certain client operations processes in our operations center in the Philippines are certified as compliant with the Payment Card Industry Data Security Standard. We have received an unqualified SSAE 16 (SOC I – Type II) report on general controls from Ernst & Young Pvt. Ltd., an affiliate of our independent registered public accounting firm, for several delivery centers and certain client operations processes. In 2012, our clinical processes in Manila, the Philippines, received accreditation from the URAC, a leading healthcare and education accreditation organization.

Services

Outsourcing Services

Our outsourcing services are structured around industry-focused business process outsourcing (“BPO”) services as well as cross-industry BPO services, such as finance and accounting services.

Insurance and Healthcare. We have established a leadership position in servicing insurance and healthcare companies and derived approximately 49% of our revenues in 2012 from such services. In 2012, the research firm Everest Group ranked EXL the largest player in the U.S. BPO insurance market. Within the life insurance, property and casualty insurance, health and disability insurance and retirement services business lines, we have expertise in providing services in the areas of claims processing, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business processing, policy servicing, trades/sub-account transactions, add-on processing, premium audit, billing and collection and customer service. We have acquired significant experience in transferring and managing processes in these areas. We have also built significant capability to manage clinical operations for healthcare payers.

We have significantly increased our use of proprietary technology tools and platforms to provide increasingly complex services for our insurance and healthcare clients. Through our acquisition of Landacorp, Inc. (“Landacorp”) on October 12, 2012, we acquired a leading care management software platform for healthcare payers. In October 2011, through our acquisition of Trumbull Services, LLC (“Trumbull”), we acquired the capability to provide subrogation services to property and casualty insurers as well as access to a software platform called SubroSource™. In connection with our acquisition of Professional Data Management Again, Inc. (“PDMA”), in April 2010, we acquired an insurance policy administration platform called LifePRO® to administer life insurance, health insurance, annuities and credit life and disability insurance policies for insurance and healthcare clients.

Our services include:

Utilities. We have expertise in providing end-to-end services for the back-office operations of utilities companies in service areas such as meter to cash, portfolio and energy balancing, debt management and customer service. A large part of these services involves complex processing of transactions.

Our services include:

Banking and Financial Services. We have expertise in servicing and processing various banking products, including residential mortgage lending, retail banking, credit cards, consumer finance, commercial lending and investment management.

Our services include:

Travel, Transportation and Logistics. We have expertise in managing and improving operational, financial and analytical functions for clients in the travel, transportation and logistics industries. We provide end-to-end, front-, middle- and back-office services to companies in the corporate and leisure travel management industry. In addition, we have expertise in processing transportation and logistics transactions, including end-to-end supply chain management, warehousing, transportation management and international logistics services. We also provide highly complex operational and analytical services to airlines, trucking and shipping companies, ocean carriers and logistics providers.

Our services include:

Finance and Accounting. We provide outsourcing services to our clients’ finance organizations through our finance and accounting center of excellence. We provide integrated end-to-end finance and accounting outsourcing services across an array of finance and accounting service cycles, including procure to pay, order to cash, hire to retire, record to report and treasury and tax processes, in part by leveraging our deep capabilities in finance transformation, decision analytics and a number of tools and methodologies which are proprietary or available through a number of partnerships with third parties. Our finance and accounting outsourcing services are provided to clients across a broad spectrum of industries.

Our services include:

Transformation Services

We offer a number of service offerings that we refer to collectively as transformation services. These offerings include decision analytics, finance transformation and operations and process excellence services.

These transformation services focus on helping our clients by improving their operating environments through cost reduction, additional insight for business forecasting, enhanced efficiency, higher productivity, improved effectiveness of business decisions and improved risk and control environment within our clients’ operations whether or not they are outsourced to us. Our transformation services have enabled us to expand our client base by providing complementary service offerings to our clients and also to migrate clients into our outsourcing services. We have experienced a significant increase in demand for our annuity-based transformation services, which are engagements that are contracted for periods of one year or more. We actively cross-sell and, where appropriate, integrate our transformation services with our outsourcing services as part of an integrated solution for our clients. Our transformation services team is comprised of over 1,000 professionals.

Decision Analytics

We offer decision analytics services, including data filtering, organization and synthesis, management information system reporting, trend and variance analysis, statistical and econometric modeling and economic and financial markets research. Our decision analytics services involve accessing and analyzing large volumes of data from multiple sources in order to understand historical performance or behavior to predict particular outcomes. We utilize the insights that we generate to assist our clients in making better and data-driven business decisions, which are expected to lead to tangible financial benefits.

Our decision analytics services include marketing and customer analytics, risk analytics, operations analytics and finance and investment analytics. Our offerings emphasize our expertise within our industry focus areas which are complemented by techniques, technology tools and methodologies designed to deliver quantitative modeling, proprietary intellectual property and business intelligence to achieve optimal results with faster turnaround times for our clients.

We deliver these services through a team of industry specialists and graduates with mathematical, statistical, engineering, economics, business or accounting backgrounds. A large proportion of our decision analytics team members have received post-graduate degrees in business or other quantitative or financial disciplines.

Our services include:

Finance Transformation

Our finance transformation services include finance organizational design, finance process optimization, finance systems advisory, governance, risk and compliance and accounting advisory services.

As part of our finance organization design services, we assist our clients with the design and implementation of various target operating models, outsourcing and shared service programs. Our finance process optimization services help our clients evaluate the efficiency, effectiveness and internal controls of our clients’ finance and accounting processes including management information systems and decision support, through various diagnostic methods including benchmarking. We also provide advisory and implementation support for various finance automation and system optimization initiatives through our finance systems advisory services. Our governance, risk and compliance services include compliance advisory and support, internal audit and controls monitoring services. Our accounting and financial advisory reporting services include transaction assurance, general accounting, financial reporting and finance and accounting process optimization services. Many of our professionals who provide these services are certified accountants, internal auditors and process and technology experts.

Our services include:

Operations and Process Excellence Services

We assist clients in understanding, controlling and improving their business processes with a view to increasing effectiveness at optimized cost. We utilize Lean and Six Sigma methodologies to advise our clients on cost reduction initiatives and subsequently manage the implementation of our recommendations. Our services also identify business processes that can be improved by documenting processes, creating standard operating procedures, defining metrics and evaluation criteria as well as generating customized dashboards and reporting using our proprietary methodologies. By diagnosing existing processes, we are able to assist our clients in improving their operations by modifying, eliminating or automating certain activities.

Our services include:

Geographic and Segment Information

Please see the disclosures in Notes 4 and 14 to our consolidated financial statements for segment and geographic information regarding our business.

Business Strategy

Our goal is to continue to be a leading provider of outsourcing and transformation services in the industry sectors on which we are focused. Specific elements of our growth strategy include:

Creating Positive Business Impact for Clients by Offering a Broad Range of Operations Management, Analytics and Platform Technology Services

In servicing our clients, we seek to differentiate ourselves by emphasizing the broad range of operations management, analytics and platform technology services that we provide as part of our outsourcing and transformation services. We believe that clients are increasingly viewing their service providers as long-term partners that provide a full range of service offerings. By leveraging our broad range of services and improving our clients’ operations through tangible measures such as revenue enhancement, revenue and expense leakage prevention, cost reduction, write-off reduction and working capital reduction, we can provide our clients with a positive business impact and create a long-term partnership.

Utilizing Innovative Approaches to Enhance Margin Sustainability

We believe that we can better enhance our margin sustainability by utilizing innovative delivery and pricing approaches. Successful innovative delivery approaches will require the use of acquired or internally developed intellectual property, methodologies and analytical models as well as a range of proprietary technology tools. These innovative delivery approaches are typically specialized for the industry sectors on which we are focused.

In this light, we have significantly increased our use of proprietary technology tools and platforms through a combination of acquisitions and in-house development. Our Landacorp acquisition has provided us with a family of leading healthcare management software platforms that manage clinical data for over 50 million lives while our PDMA and Trumbull acquisitions have provided us with the LifePRO® and SubroSourceTM platforms, respectively, for our clients in the insurance sector. We have also built proprietary platforms such as the Freight Bill Audit and Payment platform to automate the receipt, validation and exception processing of customer invoices for our clients in the transportation and logistics sectors.

In addition, we believe that the increased utilization of transaction-based and other innovative pricing models, supplemented by these innovative delivery approaches, may also enhance the sustainability of our margins while delivering increased value to our clients. Currently, a majority of our revenues is billed to our clients on a time and materials basis. We intend to increase the number of processes in which we utilize transaction-based and other innovative pricing to better align our incentives with our clients, thereby assisting them with variable cost structures and driving service improvements.

Extending Our Industry Expertise

We have developed expertise in transferring and servicing more than 900 outsourcing processes to our operations centers, including more than 550 processes in the insurance and healthcare industry. This expertise continues to distinguish us from other providers of outsourcing services and has established our reputation as a leading provider of outsourcing services. We intend to continue to strengthen our processing capabilities by focusing on more complex and value-enhancing services that are common to these sectors. We intend to supplement our innovative delivery and pricing approaches with the introduction of industry-specific training academies to enhance the domain expertise of our employees. In 2012, we launched the EXL Healthcare Academy in Manila, Philippines, to deepen and extend our clinical and utilization capabilities for healthcare payers and providers.

Cultivating Large-scale, Long-term Relationships and Expanding Our Existing Client Base

We intend to continue to maintain our focus on large-scale, long-term client relationships. We believe there are significant opportunities for additional growth with our existing clients, and we seek to expand these relationships by increasing the depth and breadth of the services we provide. We also believe that our geographically distributed network of operations centers will enable us to expand our client base and range of services. Our domain expertise and long-term client relationships enable us to provide more fully integrated and innovative outsourcing and transformation services and develop closer relationships with our clients.

We will also continue to initiate long-term relationships with small and medium sized companies in our focus industries and expand our relationships with such companies over time. We intend to develop long-term relationships that present recurring revenue opportunities with new clients by leveraging our industry experience and expanding our marketing activities in a manner designed to strengthen, encourage and accelerate long-term relationship building. We continue to be highly selective and seek industry-leading clients, targeting Global 1000 companies that have the most complex and diverse processes and, accordingly, stand to benefit significantly from our services.

Continuing to Invest in Our People and Operational Infrastructure

We intend to continue to invest in infrastructure, including human resources, process optimization and delivery platforms, to meet our growing client requirements. We intend to further refine and supplement the innovative methods we use to recruit, train and retain our skilled employees. We intend to continue focusing on recruiting highly qualified employees and developing our employees’ leadership skills through specialized programs, rigorous promotion standards, industry-specific training and competitive compensation packages that include incentive-based compensation. During 2012, we inaugurated a center for talent dedicated to recruitment, capability enhancement and talent development and also partnered with a leading management institute in India to develop various management and programs dedicated to our target industry sectors and services. During 2012, we launched new operations centers in Manila, Philippines and Pune, India and acquired our operations center in Chico, California, as a result of our acquisition of Landacorp.

Pursuing Strategic Relationships and Acquisitions

We intend to continue to selectively consider strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services and complement our business strategy. We also intend to selectively consider acquisitions, partnerships and alliances or investments that will expand the scope and effectiveness of our services by adding proprietary technology assets and intellectual property, adding new clients or allowing us to enter new geographic markets. On October 12, 2012, we acquired Landacorp, a leading care management software platform for healthcare payers, with approximately 125 employees in the U.S.

Our Industry

BPO service providers work with clients to develop and deliver business operational improvements with the goal of achieving higher performance at lower costs. Organizations outsource their key business processes to third parties to reduce costs, improve process quality, handle increased transaction volumes and reduce redundancy. Outsourcing can enable organizations to enhance profitability and increase efficiency and reliability, permitting them to concentrate on their core areas of competence. BPO is a long-term strategic commitment for companies that, once implemented, is generally not subject to cyclical spending or information technology budget reductions. Increased global demand, cost improvements in international communications and the automation of many business services have created a significant opportunity for offshore BPO providers, and many companies are moving select office processes to providers with the capacity to perform these functions from overseas locations.

Companies have historically used BPO providers to drive revenue growth by expanding service offerings that otherwise would be too costly to administer or by enhancing receivable collections that would otherwise not be cost-efficient to pursue using internal staff. We believe the demand for BPO services will be primarily led by industries that are transaction-driven and that require significant customer interactions. The high cost of servicing a large number of small customer accounts makes outsourcing a compelling strategic alternative for such industries.

Companies are increasingly looking to providers of analytics services to apply statistical tools, models and techniques to clean, organize and examine structured and unstructured corporate data and thereby to generate specific business-related analysis and insight into their business and prospects using this data. The enhanced generation of business data across multiple formats, substantial reduction in data storage costs, growing enterprise demand for data-driven and real-time decision making and availability of sophisticated analytics tools have enabled companies to overcome a local shortage of specialized analytics talent and benefit from global labor markets. Service providers who can develop industry-specific analytics expertise are especially well poised to benefit from this global trend.

According to Nasscom, an industry trade organization, exports from India in the information technology and business process management industry are expected to grow between 12% and 14% year-over-year in the fiscal year ending March 31, 2014, to between $85 and $87 billion.

Trend Toward Offshore Delivery of BPO and Analytics Services

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

Over the past decade, India and the Philippines have emerged as preferred locations for companies planning to outsource services ranging from insurance claims processing, payroll processing, medical transcription, customer relationship management to back-office operations such as accounting and data processing, filtering and organization. India currently accounts for the largest share of the offshore BPO services market. Recently, in order to take advantage of multiple language capabilities and large educated talent pools at competitive costs, companies have engaged service providers with operations in other locations such as Eastern Europe and Latin America.

In analytics services, India has also emerged as a leading delivery location, driven by a large quantitatively-trained workforce and attractive cost efficiencies, as compared to other locations. By 2015, the Indian offshore data analytics market is expected to be approximately $1.2 billion in size, having grown at a CAGR of 25% since 2010, according to Avendus, an Indian financial advisor. We offer a global analytics delivery model and operate multiple analytics centers of excellence in India and other locations globally.

Sales and Marketing and Client Management

We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe and are supported by our business development team.

Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, brand awareness and participation in industry forums and conferences. Our sales, marketing and business development teams identify prospective clients based on selective criteria that apply our industry expertise to the prospective client’s business units and services, goals and operating constraints, and qualify the long-term relationship potential with the client. Our client relationships vary from a single discrete process to multiple complex integrated processes.

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

As of December 31, 2012, we employed approximately 100 sales, marketing, business development and client management professionals primarily in the U.S. and Europe. Each professional has significant experience in global outsourcing and expertise in identifying outsourcing opportunities and process migration. Our sales, client management, marketing and business development teams work actively with our service delivery team as the sales process moves closer to the client’s final decision to either select or expand a service provider relationship. The client executive or sales executive works with the service delivery team to define the scope, services, assumptions and execution strategies for each proposed project and to develop project estimates, pricing and sales proposals. Our senior management reviews and approves each proposal. The selling cycle varies depending on the type of service required, generally ranging from six months to eighteen months for our outsourcing services.

Members of our sales, client management, marketing and business development teams remain actively involved in a project through the execution phase. Each client team consists of a corporate sponsor, executive steering committee, operations leadership team and, in some cases, a dedicated human resources, technology and infrastructure team.

Clients

We generated revenues from approximately 270 clients in 2012. Our top three, five and ten clients, respectively, generated 26%, 39% and 59% of our revenues in 2012, respectively. In 2011, our top three, five and ten clients, respectively, generated 32%, 45% and 62% of our annual revenues, respectively. While we are developing relationships with new clients and expect to continue to diversify our client base, we believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors—Risks Related to Our Business—We have a limited number of clients and provide services to few industries. In 2012, approximately 59% of our total revenues came from top ten clients.”

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

Competition

Competition in the BPO services industry is intense and growing. See “Item 1A. Risk Factors—Risks Related to Our Business—We face significant competition from U.S.-based and non-U.S.-based outsourcing and information technology (“IT”) companies and from our clients, who may perform outsourcing services themselves, either in-house, in the U.S. or through offshore groups or other arrangements.” Many companies, including certain of our clients, choose to perform some or all of their customer service, collections and back-office processes internally. Their employees provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes is that we give companies the opportunity to focus on their core products and services while we focus on service delivery and operational excellence. We believe that clients who operate a hybrid business model—partnering with external BPO providers while handling other BPO functions in-house—have the opportunity to benchmark the performance of their internal BPO operations against ours.

We compete primarily against:

•	BPO service companies based in offshore locations, particularly India, such as Genpact Limited and WNS (Holdings) Limited;

•	the BPO divisions of large IT service companies and global BPO services companies, such as Accenture, Cognizant Technology Solutions, Tata Consultancy Services and Infosys;

•	niche providers that provide services in a specific geographic market, industry or service area such as analytics and healthcare; and

•	leading accounting and management consulting firms.

We compete against these entities by establishing ourselves as a service provider with deep industry expertise, superior operational capabilities and process expertise, and unique transformation service capabilities, which enables us to respond rapidly to market trends and the evolving needs of our clients in this sector. See “—Business Strategy—Creating Positive Business Impact for Clients by Offering a Broad Range of Operations Management, Analytics and Platform Technology Services,” and “—Extending Our Industry Expertise.”

We expect that competition will increase. A significant part of our competitive advantage has historically been a wage cost advantage relative to companies in the U.S. and Europe and the ability to attract and retain highly experienced and skilled employees. We believe, however, that as a result of rising wage costs in India and other locations of our operations centers and the infrastructure improvements that are taking place in other emerging markets around the world, our ability to compete effectively will increasingly depend on our ability to utilize innovative approaches that rely on our industry expertise as well as a broad range of operations management, analytics and platform technology services to create a positive business impact for our clients.

Intellectual Property

Our principal intellectual property consists of trademarks, copyrighted software and other materials, proprietary and licensed platforms, and the know-how of our management and employees. We have several trademarks and logos registered with the U.S. Patent and Trademark Office and certain foreign jurisdictions. We also consider the availability of patent protection for certain proprietary technology.

We often use our clients’ software systems and third-party software platforms to provide our services. We customarily enter into licensing and nondisclosure agreements with our clients and third parties with respect to the use of their software systems and platforms. Clients typically obtain consents for us to access and use third party software licenses held by the client so that we may provide our services. Our contracts usually provide that intellectual property created specifically for use of a client will automatically be assigned to that client.

We consider our business processes and implementation methodologies to be confidential, proprietary information that includes trade secrets that are important to our business. Clients and business partners sign nondisclosure agreements requiring confidential treatment of our information. Our employees are also required to sign intellectual property assignments and confidentiality undertakings as a condition to their employment.

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

We have robust systems in place to protect the privacy of our clients and their customers and to ensure compliance with the laws and regulations governing our activities.

Process Compliance and Management

We have an independent quality compliance team to monitor, analyze, provide feedback on and report process performance and compliance. In addition, we have a customer experience team to assess and improve end-customer experience for all processes. Currently, we have over 400 quality compliance analysts and customer experience analysts.

For most of our operations processes, we report process performance on B-ProMPT, a web-based application accessible by both our clients and us. B-ProMPT includes process control capabilities such as digital dashboards for evaluating process management and performance at any level within an organization, including tracking the individual performance of agents, supervisors and other employees. B-ProMPT includes advanced analytics capacity to provide Six Sigma-based process analysis, including trend analysis, distribution analysis and correlation analysis and tracking.

Employees

As of December 31, 2012, we had a headcount of approximately 21,000 individuals, a substantial portion of whom are based in India. We have approximately 600 employees in the U.S. and the U.K., approximately 2,000 employees in the Philippines and over 500 employees in the Czech Republic, Bulgaria and Romania. Our employees are not unionized. We have never experienced any work stoppages and believe that we enjoy good employee relations.

Hiring and Recruiting

Our employees are critical to the success of our business. Accordingly, we focus on recruiting, training and retaining our professionals.

We have developed effective strategies that enable an efficient recruitment process. We have 90 employees dedicated to recruitment. Some of the strategies we have adopted to increase efficiency in our hiring practices include online voice assessment and a centralized hiring center. Our hiring policies focus on identifying high quality employees who demonstrate a propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and interviews before we extend offers for employment. We also conduct extensive background checks on candidates, including criminal background checks, where permitted and as required by clients or on a sample basis. In addition, where permitted, we perform random drug testing on the workforce on a regular basis. In 2012, we received more than 68,000 applications for employment and hired approximately 9,000 new professionals. We also have an employee referral program that provides us with a cost effective way of accessing qualified potential employees.

We offer our professionals competitive compensation packages that include significant incentive-based compensation and offer a variety of benefits, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within some of our operations centers. Our turnover rate for billable employees was 29.3% for the year ended December 31, 2012. As competition in our industry increases, our turnover rate could increase. See “Item 1A. Risk Factors—Risks Related to Our Business—We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”

Training and Development

We dedicate significant resources to the training and development of our professionals. On December 31, 2012, we had over 230 certified trainers. Our trainers work with professionals in our recruitment, operations and quality control teams to create an end-to-end process for value addition, skill evaluation, skill enhancement and certification. We also use training to provide continuity by linking skill assessment at the point of recruitment to subsequent assessment and on-the-job training.

We customize our training to country, client, industry and service, closely collaborating with the clients throughout the training process. Over 8,500 employees received training for the insurance industry and processes at the insurance academy established by us in 2009. Our finance and accounting academy, inaugurated in November 2011, trained approximately 900 employees in basic accounting, payroll and taxation during 2012. Our healthcare academy, inaugurated in Manila, Philippines in 2012, trained over 300 employees during the year, while our travel academy, inaugurated in Gurgaon, India in 2011, trained over 900 employees. Training for new employees includes culture, voice and accent training. We also have ongoing training that includes refresher training programs and personality development programs. We develop our employees’ leadership skills through various capability development programs, talent identification and performance management mechanisms, and significant monetary and non-monetary incentives. The overall participation in various programs administered in 2012 resulted in approximately 74,000 days of training. We have also created career development programs for our middle and junior level management employees, helping them define and identify their career paths within the company. In 2012, we provided training to over 1,000 of our junior and middle managers at the EXL School of Management Development, which was launched in 2010.

In February 2012, we inaugurated the EXL Center for Talent in Noida, India, our first facility exclusively dedicated to recruitment, capability enhancement and talent development. In October 2012, we announced a partnership with the Indian Institute of Management, Lucknow to deliver a business management program for working executives at the institute’s campus in Noida, India, focusing both on general management and also industry-focused modules on consulting, analytics and operational excellence.

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

We are one of the few service providers that can provide third-party administrator insurance services from India and the Philippines, having been licensed or exempted from, or not subject to, licensing in 44 states and 16 states, respectively. Additionally, we are licensed or otherwise eligible to provide third-party administrator services in all states within the U.S. Certain of our debt collection, workers compensation utilization review and telemarketing services require us to maintain licenses in various jurisdictions or require certain categories of our professionals to be individually licensed. We continue to obtain licenses required by our business operations.

Our operations are also subject to compliance with a variety of other laws, including the U.S. federal and state regulations, that apply to certain portions of our business, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the HITECH Act of 2009, the Truth in Lending Act, the Fair Credit Billing Act, the Federal Trade Commission Act and FDIC rules and regulations. We must also comply with applicable regulations relating to healthcare and other personal information that we process as part of our services. Additionally, our client contracts may specify other regulatory requirements we must meet in connection with the services we provide. We provide our employees with training for applicable laws and regulations.

Regulation of our business by the Indian government affects us in several ways. For instance, until April 2011, we benefited from certain tax incentives promulgated by the Indian government, including a holiday from Indian corporate income taxes for the operation of some of our Indian operations centers. Our operations centers in Jaipur and Noida, which were established in Special Economic Zones (“SEZs”) in 2010, and our new operations center in Pune established during 2012, are eligible for tax incentives until 2020, ten years from the year of their establishment. As part of our acquisition of Business Process Outsourcing, Inc. in 2011 (the “OPI Acquisition”), we acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. Our operations center in Bengaluru completed its first five years of operations on March 31, 2012 and benefited from a 100% exemption on export profits in prior years. Under Indian tax regulations, the Bengaluru operations center is now entitled to a 50% tax exemption on export profits for five years from April 1, 2012. After April 1, 2017, the applicable tax exemption will be further reduced. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future. We also continue to benefit from certain tax incentives for our operations in the Philippines. See “Item 1A. Risk

Factors.” Our subsidiaries in India are also subject to certain currency transfer restrictions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange” and “—Income Taxes.”

Other Information

ExlService Holdings, Inc. was incorporated in Delaware on October 29, 2002.

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy this information at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the EDGAR System.

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

Risks Related to Our Business

We have a limited number of clients and provide services to few industries. In 2012, approximately 59% of our total revenues came from top ten clients.

We have derived and believe that we will continue to derive a substantial portion of our total revenues from a limited number of large clients. In 2012, our ten largest clients accounted for approximately 59.0% of our total revenues. We generated 10.1% of our total revenues in 2012 from the Travelers Company (“Travelers”). We provide services to Travelers under a services agreement and work assignments and orders generated thereunder. Although the services agreement does not have a fixed term, the work assignments and work orders expire in December 2013 and renew every year thereafter unless either party elects not to renew within a specified period before the next renewal date. Travelers may terminate the services agreement, or any work assignment or work order, without cause upon 60 days prior notice. We expect that a significant portion of our total revenues will continue to be contributed by a limited number of large clients in the near future. The loss of or financial difficulties at any of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flows.

General economic and business conditions could negatively affect our business in multiple ways.

The recent global economic downturn adversely impacted companies in the industries to which we provide services, including the banking, financial services and insurance industries. In 2012, approximately 57% of our total revenues were derived from clients in those industries, including 49% of our total revenues that were derived from clients in the insurance industry. Our business largely depends on continued demand for our services from clients and potential clients in these industries. Adverse developments in these industries or the other select industries to which we provide services could further unfavorably affect our business. In particular, we currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the U.S. Any future decreases in the general level of economic activity, such as decreases in business and consumer spending, could result in a decrease in demand for our services, particularly our transformation services, thus reducing our revenues. Continued high unemployment rates in the U.S. could also adversely affect the demand for our services. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services to decline.

Any future disruptions in the commercial credit markets may impact liquidity in the global credit market as greatly, or even more, than in recent years, and we may not be able to predict the impact such worsening conditions will have on our targeted industries in general, and our results of operations specifically. Future turbulence in global markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our clients. Market disruptions may limit our ability to access financing or increase our cost of financing to meet liquidity needs, and affect the ability of our customers to use credit to purchase our services or to make timely payments to us, resulting in adverse effects on our financial condition and results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.

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

In other countries, such as the U.K., which comprised 20.2% of our total revenues in 2012, there has also been some negative publicity and concern expressed regarding the possible effect of job losses caused by outsourcing. Legislation enacted in the U.K. provides that if a company transfers or outsources its business or a part of its business to a transferee or a service provider, the employees who were employed in such business are entitled to become employed by the transferee or service provider on the same terms and conditions as they had been employed before the transfer. The dismissal of such employees as a result of such transfer of business is deemed unfair dismissal and entitles the employees to compensation. As a result, we may become liable for redundancy payments to the employees of our clients in the U.K. who outsource business to us. We are generally indemnified in our existing contracts with clients in the U.K. to the extent we incur losses or additional costs due to the application of this legislation to us, and we intend to obtain indemnification in future contracts with clients. However, if we are unable to obtain indemnification in future contracts with clients, we may be liable under any agreements we enter into in the future with U.K. clients. Similar legislation has also been enacted in certain other European jurisdictions.

Our client contracts contain certain termination and other provisions that could have an adverse effect on our business, results of operations and financial condition.

Most of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations could result in a cancellation or non-renewal of a contract or a decrease in business provided to us. We may not be able to replace any client that elects to terminate or not renew its contract with us, which would reduce our revenues. For example, we provide services to Travelers which is our largest client under a services agreement that Travelers may terminate without cause upon 60 days prior notice. The loss of or financial difficulties at any of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our industry is labor intensive and our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographic areas in which we operate. The industry, including us, experiences high employee turnover. In 2012, our turnover rate for billable employees was approximately 29.3%. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. Increased competition for these professionals could have an adverse effect on us. A significant increase in the turnover rate among our employees, particularly among our higher skilled workforce, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins, and could lead to a decline in demand for our services. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process. However, high turnover rates do increase our cost of revenues and therefore impact our profit margins due to higher recruitment, training and retention costs. High employee turnover increases training, recruitment and retention costs because we must maintain larger hiring, training and human resources departments and it also increases our operating costs due to having to reallocate certain business processes among our operations centers where we have access to the skilled workforce needed for our business. In 2012, we incurred approximately $2.4 million on recruitment and approximately $2.7 million on training costs due to employee turnover, thereby increasing our costs and reducing our profit margins for that period by $5.1 million.

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

We have a long selling cycle for our outsourcing services that requires significant funds and management resources and a long implementation cycle that requires significant resource commitments.

We have a long selling cycle for our outsourcing services, which requires significant investment of capital, resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services, including testing our services for a limited period of time, and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our selling cycle, which generally ranges from six to eighteen months, is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes. In addition, we may not be able to successfully conclude a contract after the selling cycle is complete.

Implementing our services involves a significant commitment of resources over an extended period of time from both our clients and us. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby delaying further the implementation process. Our clients and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources. These factors could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Once we are engaged by a client, it may take us several months before we start to recognize significant revenues.

When we are engaged by a client after the selling process for our outsourcing services, it takes from four to six weeks to integrate the client’s systems with ours, and up to three months thereafter to build up our services to the client’s requirements. Depending on the complexity of the processes being implemented, these time periods may be significantly longer. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. Therefore, we do not recognize significant revenues until after we have completed the implementation phase.

We enter into long-term contracts with our clients, and our failure to estimate the resources and time required for our contracts may negatively affect our profitability.

The initial terms of our outsourcing contracts typically range from three to five years. In many of our outsourcing contracts we commit to long-term pricing with our clients and therefore bear the risk of cost overruns, completion delays, wage inflation and adverse movements in exchange rates in connection with these contracts. If we fail to estimate accurately the resources and time required for a contract, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues and profitability may be negatively affected.

Consistency in our revenues from period to period depends in part on our ability to reflect the changing demands and needs of our existing and potential clients. If we are unable to adjust our pricing terms or the mix of products and services we provide to meet the changing demands of our clients and potential clients, our business, results of operations and financial condition may be adversely affected.

Most of our contracts use a pricing model that provides for hourly or annual billing rates. Industry pricing models are evolving, however, and we anticipate that clients may increasingly request transaction-based or other pricing models. If we are unable to obtain operating efficiencies or if we make inaccurate assumptions for contacts with transaction-based pricing, our profitability may be negatively affected. If we are unable to adapt our operations to evolving pricing protocols, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

In addition, the services we provide to our clients and the revenues and income from those services may decline or vary as the type and quantity of services we provide under those contracts changes over time, including as a result of a shift in the mix of products and services we provide. Furthermore, our clients, some of which have experienced significant and adverse changes in their prospects, substantial price competition and pressures on their profitability, have in the past and may in the future demand price reductions, automate some or all of their processes or change their outsourcing strategy by moving more work in-house or to other providers, any of which could reduce our profitability. Any significant reduction in or the elimination of the use of the services we provide to any of our clients, or any requirement to lower our prices, would harm our business.

Our profitability will suffer if we are not able to appropriately price our services or manage our asset utilization levels.

Our profitability is largely a function of the efficiency with which we utilize our assets, in particular our people and our operations centers, and the pricing that we are able to obtain for our services. Our asset utilization levels are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, attract, train and retain employees, forecast demand for our services and maintain an appropriate headcount in each of our locations, as well as our need to dedicate resources to employee training and development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, substantial price competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, our ability to estimate resources for long-term pricing, margins and cash flows for long-term contracts and general economic and political conditions. Therefore, if we are unable to appropriately price our services or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations and financial condition.

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

In addition, a majority of our transformation services consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from providing transformation services.

Our operating results may experience significant variability and as a result it may be difficult for us to make accurate financial forecasts.

Our operating results may vary significantly from period to period. Although our existing agreements with original terms of three or more years provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our services and the budget and approval processes of prospective clients make it difficult to predict the timing of entering into definitive agreements with new clients. The timing of revenue recognition under new client agreements also varies depending on when we complete the implementation phase with new clients. The completion of implementation varies significantly based upon the complexity of the processes being implemented.

Our period-to-period results have in the past and may also in the future fluctuate due to other factors, including client losses, delays or failure by our clients to provide anticipated business, variations in employee utilization rates resulting from changes in our clients’ operations, delays or difficulties in expanding our operations centers and infrastructure (including hiring new employees or constructing new operations centers), changes to our pricing structure or that of our competitors, currency fluctuation, seasonal changes in the operations of our clients and other events identified in this Annual Report on Form 10-K. Our revenues are also affected by changes in pricing under our contracts at the time of renewal or by pricing under new contracts. For example, because a significant portion of our revenues are denominated in U.K. pounds sterling or U.S. dollars while most of our expenses are incurred and paid in Indian rupees and the Philippine peso, our revenues can decrease or increase significantly if the exchange rates among the Indian rupee, the U.K. pound sterling, the Philippine peso and the U.S. dollar fluctuate significantly. In addition, most of our contracts do not commit our clients to provide us with a specific volume of business. These factors may make it difficult to make accurate financial forecasts or replace anticipated revenues that we do not receive as a result of delays in implementing our services or client losses. If our actual results do not meet any estimated results that we announce, or if we underperform market expectations as a result of such factors, trading prices for our common stock could be adversely affected.

Our senior management team is critical to our continued success and the loss of one or more members of our senior management team could harm our business.

Our future success substantially depends on the continued services and performance of the members of our management team and other key employees possessing technical and business capabilities, including industry expertise, that are difficult to replace. Specifically, the loss of the services of Rohit Kapoor, our Vice Chairman and Chief Executive Officer, could seriously impair our ability to continue to manage and expand our business. There is intense competition for experienced senior management and personnel with technical and industry expertise in the industry in which we operate, and we may not be able to retain these officers or key employees. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable and in any event these agreements do not ensure the continued service of these executive officers. Mr. Kapoor and certain of his affiliates have certain registration rights with respect to their shares of common stock.

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

Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations. We have fifteen operations centers in India, six operations centers in the U.S., two operations centers in each of Bulgaria and the Philippines and one in each of Romania, the Czech Republic and Malaysia. Our headcount has increased from approximately 1,800 on December 31, 2002 to approximately 21,000 on December 31, 2012. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated growth of our business. We are also continuing to look for operations centers at additional locations outside of our current operating geographies. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may engage in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations and financial condition.

As part of our business strategy, we intend to continue to selectively consider acquisitions or investments, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to expand the scope of our existing services we provide, add new clients or to enter new geographic markets. We have made acquisitions in the past, including our acquisitions in 2011 of Business Processing Outsourcing Inc. (the “OPI Acquisition”) and Trumbull Services, LLC and our acquisition of Landacorp in 2012. There can be no assurance that we will successfully identify suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to finance potential acquisitions or be able to consummate any desired transactions. Our failure to close transactions with potential acquisition targets for which we have invested significant time and resources could have a material adverse effect on our financial condition and cash flows.

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

We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.

As of December 31, 2012, we had approximately $106.7 million of goodwill and $43.5 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions. Goodwill is not amortized but is tested for impairment testing at least on an annual basis as of December 31 of each year, based on a number of factors including operating results, business plans and future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, the Company performs the quantitative assessment of goodwill impairment if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India have historically been significantly lower than wage costs in the U.S. and Europe for comparably skilled professionals, which has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for outsourcing services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the U.S. and Europe, which may reduce this competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing transformation services than for employees performing outsourcing services. As the scale of our transformation services increases, wages as a percentage of revenues will likely increase. To the extent that we are not able to control or share wage increases with our clients, wage increases may reduce our margins. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. Additionally, because a majority of our employees are based in India and paid in Indian rupees, while our revenues are primarily in U.S. dollars and U.K. pounds sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, the U.K. pound sterling and the U.S. dollar fluctuate significantly.

If more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.

India has stringent labor legislation that protects employee interests, including legislation that sets forth detailed procedures for dispute resolution and employee removal and legislation that imposes financial obligations on employers upon retrenchment. Though we are exempt from some of these labor laws at present under exceptions in some states for providers of IT-enabled services, there can be no assurance that such laws will not become applicable to us in the future. If these labor laws become applicable to our employees, it may become difficult for us to maintain flexible human resource policies and attract and employ the numbers of sufficiently qualified candidates that we need or discharge employees, and our compensation expenses may increase significantly. Regulations in our other operating geographies also regulate our relations with our employees.

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

We face significant competition from U.S.-based and non-U.S.-based outsourcing and IT companies and from our clients, who may perform outsourcing services themselves, either in-house, in the U.S. or through offshore groups or other arrangements.

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

Our contractual limitations on liability with our clients and third parties may not be enforceable.

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

Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in designing, developing, implementing and maintaining applications and other proprietary intellectual property rights. In order to protect our rights in these various intellectual properties, we rely upon a combination of nondisclosure and other contractual arrangements as well as trade secret, patent, copyright and trademark laws. We also generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to and distribution of our proprietary information. We also have submitted and expect to continue to submit U.S. federal and foreign trademark applications for the names of certain service offerings. We may not be successful in maintaining or obtaining trademarks for these trade names. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of other foreign countries, including the laws of the U.S. There can be no assurance that the laws, rules, regulations and treaties in effect in the U.S., India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may not be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations and financial condition.

Our client contracts generally require our clients to indemnify us for any breaches of intellectual property rights or licenses to third party software when our clients provide such access to us. Although we believe that we are not infringing on the intellectual property rights of others, claims may nonetheless be asserted against us in the future. The costs of defending any such claims could be significant, and any successful claim may require us to modify, discontinue or rename any of our services. Any such changes may have a material adverse effect on our business, results of operations and financial condition.

New and changing corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.

Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, other SEC regulations, and the NASDAQ Global Select Market rules, are creating uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal controls over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our controls are functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent auditor to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, the laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with their performance of duties. As a result, we may face difficulties attracting and retaining qualified board members and executive officers, which could harm our business. If we fail to comply with new or changed laws, regulations or standards of corporate governance, our business and reputation may be harmed.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

We are typically required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. As a result, we are subject to various data protection and privacy laws in countries in which we operate. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential. We devote substantial resources to maintaining adequate levels of cyber security and to protecting confidential client and customer data. However, any network infrastructure may be vulnerable to rapidly evolving cyber attacks. If any person, including any of our employees, penetrates our network security or otherwise mismanages or misappropriates sensitive data, we could be subject to significant liability and lawsuits from our clients or their own customers for breaching contractual confidentiality provisions or privacy laws, or investigations and penalties from regulators. We have obtained privacy and network security insurance for claims related to breaches of our privacy and network security, including unauthorized access to or disclosure of sensitive data, suspension or interruption of our network infrastructure, transmission of computer viruses or failure to comply with our privacy and network security procedures. However, such coverage may not be adequate or may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claims. Cyber attacks penetrating the network security of our data centers could also have a negative impact on our reputation and client confidence, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may not be fully insured for all losses we may incur.

Although we attempt to limit and mitigate our liability for damages arising from negligent acts, errors or omissions through contractual provisions, limitations of liability set forth in our contracts may not be enforceable in all instances or may not otherwise protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, are generally not limited under those agreements. Although we have general liability insurance coverage, including coverage for errors or omissions, property damage or loss and breaches of privacy and network security, that coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that are excluded from our insurance coverage or exceed available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

We do not intend to pay dividends in the foreseeable future, and, because we are also a holding company, we may be unable to pay dividends.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions under our credit agreement, business prospects and other factors that our board of directors considers relevant. Furthermore, because we are also a holding company, any dividend payments would also depend on the cash flow from our subsidiaries. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate.

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

Our clients are often subject to regulations that may require that we comply with certain rules and regulations in performing services for them that would not otherwise apply to us. Debt collection services, for example, may be subject to the Fair Debt Collection Practices Act, which regulates debt collection practices. In addition, many U.S. states require a debt collector to apply for, be granted and maintain a license to engage in debt collection activities in a state. We are currently licensed (or exempt from licensing requirements) to provide debt collection services in the U.S. from India in all but two U.S. states and from the Philippines in 35 U.S. states that have non-exempt requirements and that have separate conditional exemptions with respect to our ongoing collection obligations. If we do not maintain our licenses or other qualifications to provide our services, we may not be able to provide services to existing customers or be able to attract new clients and could lose revenues, which could have a material adverse effect on our business. Other U.S. federal laws and regulations that apply to certain portions of our business include the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the HITECH Act of 2009, the Truth in Lending Act, the Fair Credit Billing Act; the Federal Trade Commission Act and FDIC rules and regulations. We must also comply with applicable federal and state laws and regulations relating to healthcare and other personal information that we must process as part of our services. Our agreements with some of our clients require us to remain knowledgeable about and comply with a number of relevant consumer protection laws and other regulatory requirements. Failure to perform our services in a manner that complies with any such requirement could result in breaches of contracts with our clients. Our failure to comply with any applicable laws and regulations could subject us to civil fines and criminal penalties.

Our stock price continues to be volatile.

Our stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, our stock price may significantly decline.

Delaware law and our amended and restated certificate of incorporation and by-laws contain certain anti-takeover provisions that could delay or discourage business combinations and takeover attempts that stockholders may consider favorable.

Our amended and restated certificate of incorporation and by-laws contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by our board of directors. These provisions include classified board provisions, provisions permitting the board of directors to fill vacancies created by its expansion, provisions permitting the removal of directors only for cause and with a 66  2/3% stockholder vote, provisions requiring a 66 2/3% stockholder vote for certain amendments to our organizational documents, provisions barring stockholders from calling a special meeting of stockholders or requiring one to be called or from taking action by written consent and provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15.0% or more of our outstanding voting stock, from merging or combining with us. These provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future which could reduce the market price of our stock.

Risks Related to the International Nature of Our Business

Our financial condition could be negatively affected if foreign governments reduce or withdraw tax benefits and other incentives currently provided to companies within our industry or if we are not eligible for these benefits.

Under the Income Tax Act, 1961 of India, we previously benefited from certain tax incentives promulgated by the Indian government, including a tax holiday from Indian corporate income taxes for the operation of some of our Indian operations centers. The tax benefit for most of our operations centers in India expired on April 1, 2011. Our operations centers in Jaipur and Noida, India, which were established in SEZs in 2010, are eligible for tax incentives until 2020, ten years from the year of their establishment. As part of the OPI Acquisition, we also acquired operations centers in Bengaluru and Kochi, India that are also located in SEZs. The operations center in Bengaluru completed its first five years of operations on March 31, 2012 and benefitted from a 100% exemption on export profits in prior years. Under the tax regulations, the Bengaluru operations center is now entitled to a 50% tax exemption on export profits for five years from April 1, 2012. After April 1, 2017, the applicable tax exemption will be further reduced. We also established a new operations center in Pune, India in June 2012, which is located in an SEZ. The Company anticipates establishing additional operations centers in SEZs or other tax advantaged locations in the future.

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

One of our operations centers in the Philippines benefited from a four-year income tax holiday that expired in May 2012. In February 2013, PEZA, which can approve two successive one-year extensions, granted us a one year extension retroactively from May 2012. Our new operations center in the Philippines, which began operations in January 2012, benefits from a separate four-year income tax holiday that can be extended at PEZA’s discretion. While we are reasonably certain that PEZA will extend these tax holidays, it is possible that such extension requests may be denied, or that these tax holidays may be conditioned or removed entirely due to changes in applicable legislation by the government of the Philippines. Should any of these events occur, our tax liability in the Philippines would likely increase.

We may be required to pay additional taxes in connection with audits by the Indian taxing authorities.

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years. Please see Note 15 to our consolidated financial statements for details.

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

The Company has undertaken a legal entity rationalization project which may be implemented and become effective in 2013 to simplify the global legal entity structure and remove redundancies and reduce compliance risks and costs associated with it. Furthermore, the Company also intends to optimize the tax and financial efficiencies of the group structure. As a result, we may carry out certain re-organizations under the tax laws of various jurisdictions in which we operate and take certain positions to qualify for tax neutrality for such internal re-organization. We cannot assure you that there could not be any litigation by the tax authorities on such re-organization when implemented.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these regulations could harm our business.

Because we provide services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could have a material adverse effect on our business, results of operations and financial condition.

Among other anti-corruption laws and regulations, including the U.K. Bribery Act, we are subject to the United States Foreign Corrupt Practices Act, or FCPA, which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit. The FCPA also requires covered companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate these anti-corruption laws or regulations. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these policies or procedures or applicable anti-corruption laws or regulations. Furthermore, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. Violations of these laws or regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from government contracting or contracting with private entities in certain highly regulated industries, any of which could have a material adverse effect on our business.

Currency fluctuations among the Indian rupee, the U.K. pound sterling, the Philippine peso and the U.S. dollar could have a material adverse effect on our results of operations.

Although a substantial portion of our revenues are denominated in U.S. dollars (72.3% in 2012) or U.K. pounds sterling (20.2% in 2012), a significant portion of our expenses are incurred and paid in Indian rupees and Philippines peso (55.2% and 7.2% in 2012, respectively). We report our financial results in U.S. dollars. The exchange rates among the Indian rupee, the U.K. pound sterling, the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar and Philippines peso/U.S. dollar foreign currency exposures, our results of operations may be adversely affected if the Indian rupee and Philippines peso fluctuates significantly against the U.S. dollar, the U.K. pound sterling further depreciates against the U.S. dollar, our hedging strategy is unsuccessful or if the hedging markets have insufficient liquidity or depth to allow us to implement our hedging strategy in a cost-effective manner. Any failure by our hedging counterparties to meet their contractual obligations could materially and adversely affect our profitability. We are subject to legal restrictions on hedging activities as well as the convertibility of currencies in India. This could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures.

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

Our principal operating subsidiaries are incorporated in India, and a majority of our assets and our professionals are located in India. We intend to continue to develop and expand our offshore facilities in India. In the early 1990s, India experienced significant inflation, low growth in gross domestic product and shortages of foreign currency reserves. The Indian government, however, has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including our industry. Certain of those programs, which have benefited us, include tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. We cannot assure you that liberalization policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

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

The vast majority of our employees are Indian nationals. The ability of some of our executives and employees to work with and meet our U.S. and European clients and our clients from other countries depends on their ability to obtain the necessary visas and entry permits. In response to terrorist attacks, the recent global economic downturn and public sentiments about the high unemployment rates in their respective economies, U.S. and European immigration authorities have increased the level of scrutiny in granting visas. Immigration laws in those countries may also require us to meet certain levels of compensation and comply with other legal requirements as a condition to obtaining or maintaining entry visas. These restrictions have increased the application fees for certain types of visas and have significantly lengthened the time requirements to obtain visas for our personnel, which has in the past resulted, and may continue to result, in delays in the ability of our personnel to meet with our clients. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. We cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring entry visas for our professionals. If we are unable to obtain the necessary visas for personnel who need to get to our clients’ sites, or if the duration of such visas is shortened or if such visas are delayed, we may not be able to provide services to our clients or to continue to provide these services on a timely and cost effective basis, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are vulnerable to natural disasters that could severely disrupt the normal operation of our business and adversely affect our business, results of operation and financial condition.

India and the Philippines are susceptible to natural disasters, including typhoons, tsunamis, floods and earthquakes. The Philippines is additionally susceptible to volcanic eruptions. Substantially all of our operations centers and employees are located in India and the Philippines. If our operations centers are damaged by a typhoon, tsunami, flood, earthquake, volcanic eruption or other natural disaster, our operations and our ability to provide services to our clients could be interrupted or delayed significantly. Our insurance coverage may not be sufficient to cover all of our potential losses. In addition, although all of our operations centers have access to other power sources, disaster management facilities may not be adequate to protect against potential losses. In addition, clients may terminate their contracts with us if we cannot resume providing services quickly enough. As a result, a natural disaster in India or the Philippines could have a material adverse effect on our business, results of operation and financial condition.

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

Sections 44A and Section 13 of the Indian Civil Procedure Code, 1908 (the “Civil Code”) govern recognition and enforcement of foreign judgments. Section 44A of the Civil Code provides for recognition and enforcement of a foreign judgment without having to file an original suit in India, provided such judgments have been rendered by courts in a country or territory outside India which the Government of India has declared to be a reciprocating territory. We have been advised by our Indian counsel that the U.S. and India do not currently have a treaty providing for reciprocal recognition and enforcement of judgments (other than certain arbitration awards) in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the U.S. based on civil liability, whether or not it is predicated upon the federal securities laws of the U.S., would not be enforceable in India as such.

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

Our corporate headquarters is located in New York, New York. We have fifteen operations centers in India, two operations centers in each of Bulgaria and the Philippines and one in each of Romania, the Czech Republic and Malaysia with an aggregate area of approximately 1,560,000 square feet and a current installed capacity of approximately 18,600 agent workstations. In 2012, we inaugurated the EXL Center for Talent in Noida, India, which is our first facility exclusively dedicated to recruitment, capability enhancement and talent development. We also have six operations centers in the U.S. and a sales office in London, U.K. Our networking and telecommunication hubs are located in Sunnyvale, California, Jersey City, New Jersey and New York, New York. Substantially all of our operations centers are leased under long-term leases with varying expiration dates, except for an operations center in Pune, India with an area of 86,361 sq. ft. and containing 1,325 agent workstations which we own. We do not have the option under our present lease agreements to buy any of these properties.

ITEM 3.	Legal Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see Note 15 to our consolidated financial statements for details regarding our tax proceedings.

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

	Price Range
Calendar Period	High	Low
2012
First Quarter	$28.85	$21.47
Second Quarter	$28.25	$20.28
Third Quarter	$29.71	$22.67
Fourth Quarter	$30.10	$25.87
2011
First Quarter	$22.49	$18.63
Second Quarter	$24.75	$17.94
Third Quarter	$26.55	$21.59
Fourth Quarter	$26.99	$21.30

As of February 28, 2013, there were 43 holders of record of our outstanding common stock.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2012, the Company acquired 12,865 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $331,719. The weighted average purchase price of $25.78 per share was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, please see Note 13 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Equity Awards	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	3,609,752	$15.30	2,229,618
Equity compensation plans not approved by security holders	—	—	—

Total	3,609,752	$15.30	2,229,618

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning October 20, 2006. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The stock performance shown on the graph below is not indicative of future price performance.

This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act of 1933 or the Exchange Act.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2010, 2009 and 2008 and for years ended December 31, 2009 and 2008 is derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2012, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
		(in millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$442.9	$360.5	$252.8	$191.0	$181.7
Cost of revenues (exclusive of depreciation and amortization)	271.9	220.0	151.3	109.4	112.4

Gross profit	171.0	140.5	101.5	81.6	69.3
Selling, general and administrative expenses	88.2	76.2	59.1	45.8	42.4
Depreciation and amortization expenses	25.6	23.0	15.9	11.4	11.2

Income from continuing operations	57.2	41.3	26.5	24.4	15.7
Total other income/(expense)	(0.5)	5.4	5.6	(4.9)	(5.9)

Income from continuing operations before income taxes	56.7	46.7	32.1	19.5	9.8
Income tax provision/(benefit)	14.9	11.9	5.5	3.7	(1.3)

Income from continuing operations	41.8	34.8	26.6	15.8	11.1
Income/(loss) from discontinued operations, net of taxes	—	—	—	(0.1)	3.3

Net income	$41.8	$34.8	$26.6	$15.7	$14.4

Earnings per share:
Basic:
Continuing operations	$1.31	$1.15	$0.91	$0.55	$0.39
Discontinued operations	$—	$—	$—	$—	$0.11
Diluted:
Continuing operations	$1.26	$1.10	$0.88	$0.54	$0.38
Discontinued operations	$—	$—	$—	$—	$0.11
Weighted average number of common shares outstanding
Basic	31,968,386	30,264,805	29,281,364	28,963,770	28,811,040
Diluted	33,171,105	31,546,144	30,388,520	29,417,910	29,212,045

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$103.0	$82.4	$111.2	$132.2	$112.2
Working capital(1)	133.6	94.6	126.4	139.5	118.8
Total assets	435.9	377.4	305.7	249.6	212.0
Other long term obligations(2)	17.0	26.7	9.2	5.6	0.2
Stockholders’ equity	344.5	278.5	248.5	205.7	171.3

(1)	Working capital means total current assets less total current liabilities.
(2)	Other long term obligations include unrecognized tax benefits, retirement benefits, capital leases, deferred rent and unrealized losses on effective cash flow hedges.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Statements

This Annual Report on Form 10-K contains forward looking statements. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.

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

Overview

We are a leading provider of outsourcing and transformation services and focus on providing our clients with a positive business impact and enhancing their long term financial value. We customize our services to improve the economics of business performance and transform organizations to be leaner and more flexible. Our outsourcing services provide front-, middle- and back-office processing for our clients, who are primarily global companies. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, policy administration and finance and accounting, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, finance transformation and operations and process excellence services. These transformation services help our clients provide additional insight into their future financial and operational results, improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and enhance the risk and control environments within our clients’ operations whether or not they are outsourced to us. We serve primarily the needs of Global 1000 companies in the insurance and healthcare, utilities, banking and financial services, travel, transportation and logistics sectors.

On October 12, 2012, we acquired Landacorp, a leading provider of healthcare solutions and technology (the “Landacorp Acquisition”). Landacorp has more than 50 million lives under management on its software platforms and has developed services and technology solutions that share vital clinical data with payers, providers, plan participants and accountable care organizations.

We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe. We operate fifteen operations centers in India, including our new operations center in Pune, India and Manila, Philippines which began operations in 2012. We also have six operations centers in the U.S., two operations centers each in the Philippines and Bulgaria and one operations center in each of Romania, Malaysia and the Czech Republic.

Revenues

We generate revenues principally from contracts to provide outsourcing and transformation services. Total revenues increased $82.4 million, or 22.9%, from $360.5 million for the year ended December 31, 2011 to $442.9 million for the year ended December 31, 2012.

Revenues from outsourcing services increased from $294.4 million for the year ended December 31, 2011 to $366.8 million for the year ended December 31, 2012. The increase in revenues from outsourcing services of $72.4 million was driven primarily by revenues of $49.9 million due to the Landacorp Acquisition in 2012 and the acquisitions in 2011 of OPI (the “OPI Acquisition”) and Trumbull ( the “Trumbull Acquisition”) and net volume increases from existing and new clients aggregating to $35.7 million. These increases were offset partially by a net decrease in revenues of $13.2 million, primarily due to the depreciation of the Indian rupee, the U.K. pound sterling and Czech koruna against the U.S. dollar during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Revenues from transformation services increased from $66.2 million for the year ended December 31, 2011 to $76.2 million for the year ended December 31, 2012. The increase was primarily due to a combination of increased revenues in recurring or annuity-based decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence services. Revenues from new clients for transformation services were $9.4 million and $0.9 million during the year ended December 31, 2012 and 2011, respectively.

We anticipate that our revenues will grow as we expand our service offerings and client base, both organically and through acquisitions. We provide our clients with a range of outsourcing services, principally in the insurance, healthcare, utilities, banking and financial services, travel, transportation and logistics sectors, as well as cross-industry outsourcing services, such as finance and accounting services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

For outsourcing services, we enter into long-term agreements with our clients with typical initial terms ranging from three to eight years. These contracts also usually contain provisions permitting termination of the contract after a short notice period. Although these agreements provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our outsourcing services and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. Revenues under new client contracts also vary depending on when we complete the selling cycle and the implementation phase. For risks relating to termination of our client contracts, see “Item 1A. Risk Factors—Risks Related to Our Business—Our client contracts contain certain termination and other provisions that could have an adverse effect on our business, results of operations and financial condition.” For risks relating to our selling cycles, see “Item 1A. Risk Factors—Risks Related to Our Business—We have a long selling cycle for our outsourcing services that requires significant funds and management resources and a long implementation cycle that requires significant resource commitments.”

Through the Landacorp Acquisition on October 12, 2012, we added a leading care management software platform for healthcare payers. As a result of our Trumbull Acquisition, on October 1, 2011, we acquired the capability to provide subrogation services as well as access to a software platform called SubroSource™ for providing subrogation services to property and casualty insurers. In connection with our acquisition of Professional Data Management Again (“PDMA”) in April 2010, we acquired an insurance policy administration platform called LifePRO® to administer life insurance, health insurance annuities and credit life and disability insurance policies for insurance and healthcare clients. As we increase our service capabilities utilizing platform- and other software-based services, revenues from such services will continue to grow in proportion to our total revenues. Revenues from annual maintenance and support contracts for our software platforms provide us with a relatively predictable revenue base and are generally recognized ratably over the terms of the contracts. New license sales and implementation projects have a long selling cycle and it is difficult to predict the timing of signing of such new contracts which may lead to fluctuations in our short term revenues.

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

We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 72.3% and 20.2%, respectively, of our total revenues for the year ended December 31, 2012 and approximately 71.8% and 22.0%, respectively, of our total revenues for the year ended December 31, 2011.

In the years ended December 31, 2012 and 2011, our total revenues from our top ten clients accounted for 59.1% and 61.9% of our total revenues, respectively. Only one client accounted for more than 10% of our total revenues in the year ended December 31, 2012 compared to two clients in the year ended December 31, 2011. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

Pursuant to a services agreement, we provide services to The Travelers Company (“Travelers”). These services to Travelers represented $44.6 million, or 10.1%, of our total revenues for the year ended December 31, 2012, and $41.9 million, or 11.6%, of our total revenues for the year ended December 31, 2011. Travelers may terminate the services agreement, or any work assignment or work order thereunder all of which expire in December 2013, without cause upon 60 days’ prior notice.

We derived revenues from 38 and 17 new clients for our services in the years ended December 31, 2012 and 2011, respectively. Another three new clients acquired during 2012 did not generate any revenues in 2012 but are expected to start generating revenues from 2013.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly depending on each client’s situation and on the type of services provided. For the years ended December 31, 2012 and 2011, 4.3% and 4.5%, respectively, of our total revenues represent reimbursement of such expenses.

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

The most significant components of our cost of revenues are employee compensation, recruitment, training, transport, meals, rewards and recognition and employee insurance. Salary levels, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. Salary increases for most of our operations personnel are generally awarded each year effective April 1. Accordingly, employee costs are generally lower in the first quarter of each year compared to the rest of the year. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to execute certain services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes a non-cash amortization of stock compensation expense relating to our issuance of equity awards to employees directly involved in providing services to our clients.

We expect our cost of revenues to continue to increase as we continue to add professionals in our operating centers globally to service additional business and as wages continue to increase globally. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients and provide existing staff with additional skill sets. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. However, a significant portion of our client contracts include inflation-based adjustments to our billing rates year over year which partially offset such increase in cost of revenues. We also expect our cost of revenues to increase due to employee turnover resulting in higher recruitment and training costs. See “Item 1A—Risk Factors—Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”

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

Selling, General and Administrative Expenses

Our general and administrative expenses are comprised of expenses relating to salaries of senior management and other support personnel, legal and other professional fees, telecommunications, utilities, travel and other miscellaneous administrative costs. Selling and marketing expenses primarily consist of salaries and other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences. We expect that sales and marketing expenses will continue to increase as we invest in our sales and client management functions to better serve our clients and in our branding. We also expect our costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs. However, our SG&A as a percentage of revenues has declined from 21.1% in 2011 to 19.9% in 2012 as a result of our acquisitions in 2011 and 2012 and operating leverage in 2012. SG&A expenses also include acquisition-related costs, professional fees, which represent the costs of third party legal, tax, accounting and other advisors, bad debt allowance and non-cash amortization of stock compensation expense related to our issuance of equity awards to senior management, members of our board of directors, other support personnel and consultants.

Depreciation and Amortization

Depreciation and amortization pertains to depreciation and amortization of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and intangible assets. As we add new facilities and expand our existing operations centers, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure. Amortization of intangible assets acquired is included in depreciation and amortization. Amortization of intangible assets has increased substantially in 2012 due to the Landacorp Acquisition in 2012 and the OPI Acquisition and the Trumbull Acquisition in 2011. We expect amortization of intangible assets to increase further as we pursue strategic relationships and acquisitions. As a percentage of revenues, depreciation and amortization expenses decreased from 6.4% for the year ended December 31, 2011 to 5.8% for the year ended December 31, 2012

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars. However, a significant portion of our total revenues is earned in U.K. pounds sterling (20.2% and 22.0%, respectively, of our total revenues for the year ended December 31, 2012 and 2011) while a significant portion of our expenses is incurred and paid in Indian rupees (55.2% and 57.6%, respectively, of our total costs for the years ended December 31, 2012 and 2011) and the Philippine peso (7.2% and 5.6%, respectively, of our total costs for the year ended December 31, 2012 and 2011). The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling, Czech koruna and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. The results of our operations could be substantially impacted as the Indian rupee and U.K. pound sterling appreciate or depreciate against the U.S. dollar. See Notes 2 and 7 to our consolidated financial statements and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

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

Income Taxes

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of our operations centers in India qualified for an exemption from corporate tax under the Indian Income Tax Act which expired on April 1, 2011. Therefore, profits generated from the services provided from such operations centers have become fully taxable and consequently, our tax expense increased significantly from 2011 and may continue to be higher going forward.

The Special Economic Zones Act, 2005 and rules framed thereunder (the “SEZ Regulations”), introduced a 15-year tax holiday scheme for operations established in designated SEZs. Under the SEZ Regulations, qualifying operations are eligible for a profit-based deduction from taxable income equal to (i) 100% of the export profits derived for the first five years from the commencement of operations; (ii) 50% of the export profits for the next five years; and (iii) subject to satisfying certain investment requirements, 50% of the export profits for a further five years.

Our operations centers in Jaipur and Noida, India, which were established in SEZs in 2010, are eligible for tax incentives until 2020, ten years from the year of their establishment. As part of the OPI Acquisition, we acquired operations centers in Bengaluru and Kochi, India that are also located in SEZs. Our operations center in Bengaluru completed its first five years of operations on March 31, 2012 and benefitted from a 100% exemption on export profits in prior years. Under the tax regulations, the Bengaluru operations center is now entitled to a 50% tax exemption on export profits for five years beginning on April 1, 2012. After April 1, 2017, the applicable tax exemption will be further reduced. We also established a new operations center in Pune, India in June 2012, which is located in an SEZ. We anticipate establishing additional operations centers in SEZs in the future.

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

One of our operations centers in the Philippines benefited from a four-year income tax holiday that expired in May 2012. In February 2013, PEZA, which can approve two successive one-year extensions, granted us a one year extension retroactively from May 2012. Our new operations center in the Philippines, which began operations in January 2012, benefits from a separate four-year income tax holiday that can be extended at PEZA’s discretion. While we are reasonably certain that PEZA will extend these tax holidays, it is possible that such extension requests may be denied, or that these tax holidays may be conditioned or removed entirely due to changes in applicable legislation by the government of the Philippines. Should any of these events occur, our tax liability in the Philippines would likely increase.

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

Revenues under time-and-material contracts are recognized as the services are performed. Revenues are recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed-upon profit markup. Revenues are recognized on unit-price based contracts based on the number of specified units of work (such as the number of email responses) delivered to a client. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), we monitor such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any service credits that are due to a client. We have experienced minimal service credits and penalties to date.

Revenues are recognized on fixed-price contracts using the proportional performance method when the pattern of performance under the contracts can be reasonably determined. We estimate the proportional performance of a contract by comparing the actual number of hours or days worked to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. We regularly monitor our estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

Revenues from software licensing arrangements are recognized at the later of time of delivery or expiration of significant termination rights if the license fee is fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. When there are significant production modifications or customization, installation, systems integration or related services, the professional services and license revenues are combined and recorded based upon proportional performance, measured in the manner described above. Revenues from fixed-term maintenance and support contracts are recognized ratably on a monthly basis over the period of the contract.

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

Derivative Instruments and Hedging Activities

In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various hedging arrangements, authorized under our policies, with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. We also have exposure in Philippine pesos, Czech koruna and other local currencies where we operate. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates and not for speculative trading purposes.

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

We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 primarily represent foreign currency forward contracts. The quotes are taken primarily from independent sources, including highly rated financial institutions.

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

We generally anticipate that we will indefinitely reinvest the undistributed earnings of our foreign subsidiaries. Accordingly, we do not accrue any material income, distribution or withholding taxes that would otherwise arise if such earnings were repatriated in a taxable manner.

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

Results of Operations

The following table summarizes our results of operations:

	Year ended December 31,
	2012	2011	2010
	(in million)
Revenues(1)	$442.9	$360.5	$252.8
Cost of revenues (exclusive of depreciation and amortization)(2)	271.9	220.0	151.3

Gross profit	171.0	140.5	101.5

Operating expenses:
General and administrative expenses(3)	57.2	50.6	40.3
Selling and marketing expenses(3)	31.0	25.6	18.8
Depreciation and amortization expenses(4)	25.6	23.0	15.9

Total operating expenses	113.8	99.2	75.0

Income from operations	57.2	41.3	26.5
Other income/(expense):
Foreign exchange (loss)/gain	(2.5)	3.4	4.2
Interest and other income	2.0	2.0	1.4

Income before income taxes	56.7	46.7	32.1
Income tax provision	14.9	11.9	5.5

Net income	$41.8	$34.8	$26.6

(1)	Revenues include reimbursable expenses of $18.9 million, $16.1 million and $11.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Revenues also include a one-time fee of $2.3 million in 2011.
(2)	Cost of revenues includes $1.9 million, $1.6 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, of non-cash stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 to our consolidated financial statements.
(3)	General and administrative expenses and selling and marketing expenses include $7.5 million, $7.8 million and $6.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, as non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 to our consolidated financial statements.
(4)	Depreciation and amortization includes $5.6 million, $4.3 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, of amortization of intangibles as described in Note 5 to our consolidated financial statements.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. Revenues increased 22.9% from $360.5 million for the year ended December 31, 2011 to $442.9 million for the year ended December 31, 2012. Revenues from outsourcing services increased from $294.4 million for the year ended December 31, 2011 to $366.8 million for the year ended December 31, 2012. The increase in revenues from outsourcing services of $72.4 million was primarily driven by revenues of $49.9 million from the Landacorp Acquisition in 2012 and the OPI Acquisition and the Trumbull Acquisition in 2011 and net volume increases from existing and new clients aggregating to $35.7 million. These increases were partially offset by a net decrease in revenues of $13.2 million, primarily due to the depreciation of the Indian rupee, the U.K. pound sterling and Czech koruna against the U.S. dollar during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Revenues from transformation services increased from $66.2 million for the year ended December, 2011 to $76.2 million for the year ended December 31, 2012. The increase was primarily due to a combination of increased revenues in recurring or annuity-based decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence services. Revenues from new clients for transformation services were $9.4 million and $0.9 million during the year ended December 31, 2012 and 2011, respectively.

Cost of Revenues. Cost of revenues increased 23.6% from $220.0 million for the year ended December 31, 2011 to $271.9 million for the year ended December 31, 2012. The increase in cost of revenues was primarily due to an increase in employee-related costs of $55.4 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $25.8 million of employee-related costs related to our acquisitions. We also experienced an increase in reimbursable expenses of $2.8 million and an increase in facilities, technology and other operating expenses of $14.4 million (primarily due to our acquisitions and new operating centers to support business growth). These increases were partially offset by a decrease of $20.8 million due to the net effect of depreciation of the Indian rupee and the Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the year ended December 31, 2012 compared to the year ended December 31, 2011. Cost of revenues as a percentage of revenues increased from 61.0% for the year ended December 31, 2011 to 61.4% for the year ended December 31, 2012.

Gross Profit. Gross profit increased 21.7% from $140.6 million for the year ended December 31, 2011 to $171.1 million for the year ended December 31, 2012. The increase in gross profit was primarily due to an increase in revenues of $82.4 million, offset by the increase in cost of revenues of $51.9 million. Gross profit as a percentage of revenues decreased marginally from 39.0% for the year ended December 31, 2011 to 38.6% for the year ended December 31, 2012, primarily due to the OPI Acquisition and the Trumbull Acquisition in 2011, partially offset by the depreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2012 compared to the year ended December 31, 2011.

SG&A Expenses. SG&A expenses increased 15.7% from $76.2 million for the year ended December 31, 2011 to $88.2 million for the year ended December 31, 2012. The increase in SG&A expenses is primarily due to an increase in employee-related costs of $10.2 million, including $5.8 million of employee-related costs related to our acquisitions and our continued investment in sales and client management personnel. We also experienced an increase in other SG&A expenses of $5.7 million, primarily due to increased professional fees, facilities and technology costs incurred at our new operating centers, costs associated with our acquisitions as well as increases in other marketing expenses. These increases were partially offset by a decrease of $3.8 million due to the net effect of depreciation of the Indian rupee and the Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of revenues, SG&A expenses decreased from 21.1% for the year ended December 31, 2011 to 19.9% for the year ended December 31, 2012 as a result of our acquisitions and operating leverage.

Depreciation and Amortization. Depreciation and amortization increased 11.4% from $23.0 million for the year ended December 31, 2011 to $25.6 million for the year ended December 31, 2012. The increase is primarily due to the increase in amortization of acquisition-related intangibles of $1.3 million and depreciation related to our new operations centers including our acquisitions of $3.4 million offset by a decrease of $2.0 million due to the net effect of depreciation of the Indian rupee and the Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of revenues, depreciation and amortization expenses decreased from 6.4% for the year ended December 31, 2011 to 5.8% for the year ended December 31, 2012. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

Income from Operations. Income from operations increased 38.5% from $41.3 million for the year ended December 31, 2011 to $57.2 million for the year ended December 31, 2012. As a percentage of revenues, income from operations increased from 11.5% for the year ended December 31, 2011 to 12.9% for the year ended December 31, 2012. The increase in income from operations as a percentage of revenues was primarily due to our operating leverage, resulting in lower SG&A and depreciation and amortization expenses as a percentage of revenue in 2012.

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income/(expense) decreased from $5.3 million for the year ended December 31, 2011 to ($0.5 million) for the year ended December 31, 2012, due to net foreign exchange loss of $2.5 million during the year ended December 31, 2012 compared to net foreign exchange gain of $3.4 million during the year ended December 31, 2011 attributable to movement of the U.S. dollar against the Indian rupee. The average exchange rate of the Indian rupee against the U.S. dollar increased from 46.92 during the year ended December 31, 2011 to 53.40 during the year ended December 31, 2012.

Provision for Income Taxes. Provision for income taxes increased from $11.9 million for the year ended December 31, 2011 to $14.9 million for the year ended December 31, 2012. The effective tax rate increased from 25.4% for the year ended December 31, 2011 to 26.2% for the year ended December 31, 2012. The increase is primarily due to the partial expiry of the tax holiday benefit for our operations center in Bengaluru, India and provision for taxes for one of our operating centers in Manila, Philippines. Please see Note 12 to our consolidated financial statements for further details.

Net Income. Net income increased from $34.8 million for the year ended December 31, 2011 to $41.8 million for the year ended December 31, 2012, primarily due to an increase in operating income of $15.9 million, offset by a decrease in other income of $5.9 million and an increase in provision for income taxes of $3.0 million. As a percentage of revenues, net income decreased marginally from 9.6% for the year ended December 31, 2011 to 9.4% for the year ended December 31, 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Revenues increased 42.6% from $252.8 million for the year ended December 31, 2010 to $360.5 million for the year ended December 31, 2011. Revenues from outsourcing services increased from $192.1 million for the year ended December 31, 2010 to $294.4 million for the year ended December 31, 2011. The increase in revenues from outsourcing services of $102.3 million was primarily driven by revenues of $63.6 million from the OPI Acquisition and the Trumbull Acquisition in 2011 and our acquisitions of American Express Global Travel Service Center (“GTSC”) and Professional Data Management Again (“PDMA”) in 2010, revenues from a one-time payment of $2.3 million from a client with no associated costs and net volume increases from existing and new clients aggregating to $38.3 million. These increases were partially offset by a net decrease in revenues of $1.9 million, primarily due to the depreciation of the Indian rupee and appreciation of the U.K. pound sterling and Czech koruna against the U.S. dollar during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Revenues from transformation services increased from $60.7 million for the year ended December, 2010 to $66.2 million for the year ended December 31, 2011. The increase was primarily due to a combination of increased revenues in recurring or annuity-based decision analytics services and an increase in project-based engagements both in our decision analytics and operations and process excellence services. Revenues from new clients for transformation services were $0.9 million and $4.1 million during the year ended December 31, 2011 and 2010, respectively.

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

SG&A Expenses. SG&A expenses increased 29.0% from $59.1 million for the year ended December 31, 2010 to $76.2 million for the year ended December 31, 2011. The increase in SG&A expenses is primarily due to an increase in employee-related costs of $12.0 million, including $4.7 million of employee-related costs related to the OPI acquisition and our continued investment in sales and client management personnel. We also experienced an increase in other SG&A expenses of $3.6 million, primarily due to professional fees associated with our acquisitions and travel-related expenses. These increases were partially offset by a decrease of $0.5 million due to the depreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2011 compared to the year ended December 31, 2010. As a percentage of revenues, SG&A expenses decreased from 23.4% for the year ended December 31, 2010 to 21.1% for the year ended December 31, 2011.

Depreciation and Amortization. Depreciation and amortization increased 45.2% from $15.9 million for the year ended December 31, 2010 to $23.0 million for the year ended December 31, 2011. The increase is primarily due to the increase in amortization of acquisition-related intangibles of $2.3 million and depreciation related to our new operations centers (including those acquired from our acquisitions) of $5.3 million offset by a decrease of $0.5 million due to the depreciation of the Indian rupee and appreciation of the Philippine peso and the Czech koruna against the U.S. dollar during the year ended December 31, 2011 compared to the year ended December 31, 2010. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

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

Provision for Income Taxes. Provision for income taxes increased from $5.5 million for the year ended December 31, 2010 to $11.9 million for the year ended December 31, 2011. The effective tax rate increased from 17.1% for the year ended December 31, 2010 to 25.4% for the year ended December 31, 2011. The increase in effective tax rate in 2011 was primarily due to a reversal in 2010 related to a tax position taken by one of our foreign subsidiaries in India. During 2010, the Indian tax authorities issued a clarification with respect to the taxability of certain components of taxable income which reduced our foreign subsidiary’s taxable income and its corresponding tax liability. This clarification decreased the level of uncertainty in our tax position and was the basis on which we reduced the amount of our income tax reserve by $2.8 million for 2010. The reversal of the tax reserve positively impacted our effective income tax rate by 8.9% for 2010.

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

Liquidity and Capital Resources

At December 31, 2012, we had $109.2 million in cash and cash equivalents and short-term investments which include $61.5 million held by our foreign subsidiaries. We do not intend to repatriate such funds since our future growth depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we need to continuously and permanently reinvest the earnings generated outside of the U.S. If we were to repatriate the funds, we would need to accrue and pay applicable taxes.

Cash flows provided by operating activities increased from $56.2 million in the year ended December 31, 2011 to $65.8 million in the year ended December 31, 2012. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant. The increase in cash flows provided by operations for the year ended December 31, 2012 was predominantly due to an increase in net income adjusted for non-cash items by $21.1 million offset by decrease in working capital of $11.6 million. The increase in net income adjusted for non-cash items is primarily due to an increase in net income of $7.0 million, depreciation and amortization expense of $2.6 million, deferred income taxes of $6.4 million and decrease in unrealized foreign exchange gain of $5.7 million.

Changes in working capital are primarily due to a decrease in trade accounts receivable of $3.0 million and accrued expenses and other liabilities of $9.2 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. Our days’ sales outstanding increased from 49 days as of December 31, 2011 to 56 days as of December 31, 2012, primarily due to our milestones-based billing pertaining to our software licensing and implementation contracts associated with the Landacorp Acquisition.

Cash flows used for investing activities decreased from $105.8 million in the year ended December 31, 2011 to $54.8 million in the year ended December 31, 2012. The decrease is primarily due to the payment of the purchase consideration of approximately $37.5 million for the Landacorp Acquisition in 2012 compared to $81.0 million (net of cash acquired of $20.1 million) paid for the OPI Acquisition and the Trumbull Acquisition during the year ended December 31, 2011. Further, net proceeds from short-term investments increased by $6.8 million during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Cash flows provided by financing activities decreased from $24.9 million in the year ended December 31, 2011 to $9.9 million during the year ended December 31, 2012. The decrease was primarily due to net proceeds from the issuance of common stock in a public offering of $21.5 million during the year ended December 31, 2011. This decrease was partially offset by higher proceeds from the exercise of stock options of $9.6 million during the year ended December 31, 2012 compared to $5.5 million during the year ended December 31, 2011.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $18.8 million and $19.5 million of capital expenditures in the year ended December 31, 2012 and 2011, respectively. We expect to incur capital expenditures of between $25.0 million to $30.0 million in the calendar year 2013, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, including against exl Service.com (India) Private Limited (“Exl India”) and Exl Service.com, Inc. (“Exl Inc.”), we may be required to deposit additional amounts with respect to such assessment orders. Refer to Note 15 to our consolidated financial statements for further details.

On May 26, 2011, we entered into a three-year credit agreement (the “Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the Credit Facility may be used for working capital and general corporate purposes. Originally a $50.0 million revolving facility, including a letter of credit sub-facility, the availability under the Credit Facility was reduced to $15.0 million in June 2012. Upon our request, and the fulfillment of certain conditions, the Credit Facility can be increased to $50.0 million. As of December 31, 2012, we did not have any borrowings under the Credit Facility.

We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Capital leases	$2.0	$2.6	$0.4	$—	$5.0
Operating leases	8.1	13.4	3.5	1.1	26.1
Purchase obligations	3.4	—	—	—	3.4
Other obligations(a)	1.7	2.9	2.4	2.9	9.9

Total contractual cash obligations(b)	$15.2	$18.9	$6.3	$4.0	$44.4

(a)	Represents estimated payments under the Gratuity Plan.
(b)	Excludes $3.0 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

Our operations centers in Manila, the Philippines are registered with PEZA. The registration provides us with certain fiscal incentives on the import of capital goods and requires that Exl Philippines meet certain performance and investment criteria. One of our operations centers in the Philippines benefited from a four-year income tax holiday that expired in May 2012. In February 2013, we received a one-year extension retroactively from May 2012 and expect to file another extension request after which no further extensions are presently permitted. Our new operations center in the Philippines, which began operations in January 2012, benefits from a separate four-year income tax holiday that can be extended at PEZA’s discretion.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU No. 2011-04). ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 explains how to measure fair value and does not require additional measurements. Accordingly, our adoption of this accounting pronouncement from January 1, 2012 did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05). ASU No. 2011-05, effective retrospectively for the interim and annual periods beginning on or after

December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the option of presentation in two separate but consecutive statements. Refer to our consolidated statements of comprehensive income/(loss) for further details.

In December 2011, the FASB issued update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards” (ASU No. 2011-12), which deferred the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on our consolidated financial statements.

In September 2011, the FASB issued update No. 2011-08, “Testing Goodwill for Impairment” (ASU No. 2011-08), which permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity concludes that the fair value of a reporting unit is less than its carrying value, it is necessary to perform a two-step goodwill impairment test. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our consolidated financial statements and our annual goodwill impairment assessment for the fiscal year 2012.

In July 2012, the FASB issued update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU No. 2012-02), which simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under the option, an entity is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the new guidance to have an impact on our 2013 impairment test results.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013 and we do not expect the new guidance to have an impact on our consolidated financial statements.

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

Our exposure to market risk is a function of our expenses and revenue generating activities in foreign currencies. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss. We manage market risk through our treasury operations. Our senior management and our board of directors approve our treasury operations’ objectives and policies. The activities of our treasury operations include management of cash resources, implementing hedging strategies for foreign currency exposures, borrowing strategies, if any, and ensuring compliance with market risk limits and policies.

Components of Market Risk

Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (72.3% in the year ended December 31, 2012) or U.K. pounds sterling (20.2% in the year ended December 31, 2012), a substantial portion of our expenses were incurred and paid in Indian rupees and Philippine pesos (55.2% and 7.2%, respectively, in the year ended December 31, 2012). We also incur expenses in U.S. dollars, the Czech koruna and the currencies of the other countries in which we have operations. The exchange rates among the Indian rupee, the Philippine peso, U.K. pound sterling, Czech koruna and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. Based upon our level of operations during the year ended December 31, 2012 and excluding any hedging arrangements that we had in place during that period, a 5% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our revenues in the year ended December 31, 2012 by approximately $5.6 million and our expenses incurred and paid in Indian rupees by approximately $10.6 million.

We have sought to reduce the effect of Indian rupee and Philippine peso and certain other local currency exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts to cover a substantial portion of our expected cash flows. Further, a significant number of our customer contracts include protection against foreign exchange rate fluctuations which minimizes the impact of volatility in the exchange rates on our operating results. Forward exchange contracts with notional amounts of $160.0 million were outstanding at December 31, 2012 compared to $184.3 million outstanding at December 31, 2011. At December 31, 2012, the cash flow hedging derivatives had maturity periods of one to thirty-three months. These contracts must be settled on the day of maturity or may be cancelled subject to the payment of any gains or losses in the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments as cash flow hedges and not for speculative purposes. We may not purchase contracts adequate to insulate ourselves from Indian rupee and Philippine pesos foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

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

These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged. Forward exchange contracts with notional amounts of $61.2 million and GBP 11.4 million were outstanding at December 31, 2012 compared to $51.6 million and GBP 10.3 million outstanding at December 31, 2011. At December 31, 2012, the outstanding balance sheet hedging derivatives had maturities of 31 days or less.

Interest Rate Risk. We had cash, cash equivalents and short-term investments totaling $109.2 million at December 31, 2012. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 50 basis points change in short term rates would impact our interest income for the year ended December 31, 2012 by approximately $0.2 million. As of December 31, 2012, we did not have any borrowings under the Credit Facility.

Credit Risk. As of December 31, 2012, we had accounts receivable of $73.7 million. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our financial statements and have not exceeded our expectations.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, the CEO and CFO have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

Management’s Responsibility for Financial Statements

Responsibility for the objectivity, integrity and presentation of the accompanying financial statements and other financial information presented in this report rests with our management. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The financial statements include amounts that are based on estimates and judgments which management believes are reasonable under the circumstances.

Ernst & Young LLP, an independent registered public accounting firm, is retained to audit the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S.;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and our board of directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012. See Ernst & Young LLP’s accompanying report on their audit of our internal controls over financial reporting.

On October 12, 2012, we completed the Landacorp Acquisition. The scope of our assessment of the effectiveness of internal control over financial reporting does not include this newly acquired business as permitted by SEC rules for recently acquired businesses. We are in the process of reviewing the internal control structure of Landacorp, and, if necessary, will make appropriate changes as we incorporate our controls and procedures into the acquired business.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the quarter ended December 31, 2012, our management excluded an evaluation of the disclosure controls and procedures of Landacorp, Inc. which was acquired on October 12, 2012. See Note 5 to our consolidated financial statements for details of the acquisition.

ITEM 9B.	Other Information

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant

Code of Ethics.

We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of conduct and ethics can be found posted in the investor relations section on our website at http://www.exlservice.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct and ethics by posting such information on our website at the address and the location specified above.

We incorporate by reference the information responsive to this Item appearing in the definitive proxy statement for our 2013 Annual Meeting of Stockholders (the Proxy Statement), which we intend to file with the SEC within 120 days after the fiscal year end of December 31, 2012.

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

Financial statement schedules as of December 31, 2012 and 2011, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

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

Date: March 7, 2013	EXLSERVICE HOLDINGS, INC.

	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROHIT KAPOOR Rohit Kapoor	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	March 7, 2013

/s/ VISHAL CHHIBBAR Vishal Chhibbar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2013

/s/ VIKRAM TALWAR Vikram Talwar	Chairman of the Board	March 7, 2013

/s/ KIRAN KARNIK Kiran Karnik	Director	March 7, 2013

/s/ DAVID B. KELSO David B. Kelso	Director	March 7, 2013

/s/ CLYDE W. OSTLER Clyde W. Ostler	Director	March 7, 2013

/s/ DR. MOHANBIR SAWHNEY Dr. Mohanbir Sawhney	Director	March 7, 2013

/s/ GAREN K. STAGLIN Garen K. Staglin	Director	March 7, 2013

INDEX TO EXHIBITS

The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Third Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2011).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1*	Professional Services Agreement, dated March 7, 2006, between The Travelers Indemnity Company and ExlService Holdings, Inc as amended by Amendment 3, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on March 16, 2010).

10.2	Employment Agreement, dated May 1, 2009, between exlservice.com (India) Private Limited and Vishal Chhibbar (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on March 16, 2010).

10.3	Letter Agreement, effective June 1, 2009, between ExlService Holdings, Inc, and Vishal Chhibbar (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on March 16, 2010).

10.4	Employment Contract, as amended, effective October 3, 2006, by and between ExlService Inc. and Amit Shashank (incorporated by reference to Exhibit 10.12 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.5	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Vikram Talwar (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on March 16, 2009).

10.6	Amendment, effective June 2, 2010, to the Amended and Restated Employment and Non-Competition Agreement, dated December 16, 2008 between Vikram Talwar and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2010).

10.7	Summary of terms of compensation for Vikram Talwar (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2010).

10.8	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on March 16, 2009).

10.9	Amendment to the Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on March 16, 2010).

10.10	ExlService Holdings, Inc. 2003 India Stock Option Plan (incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.11	ExlService Holdings, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.12	ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	ExlService Holdings, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	Form of Stock Option Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	Amended and Restated Nonqualified Stock Option Award Agreement between Amit Shashank and the Company dated June 1, 2005 (incorporated by reference to Exhibit 10.35 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.28	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.29	Letter Agreement, dated March 20, 2008, between Exl Service.com, Inc. and Rembert de Villa (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed on March 16, 2011).

10.30	Form of 2010 Restricted Stock Unit Agreement 1 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 4, 2010).

10.31	Form of 2010 Restricted Stock Unit Agreement 2 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on February 4, 2010).

10.32	Form of 2010 Restricted Stock Unit Agreement 3 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on February 4, 2010).

10.33	Form of 2010 Restricted Stock Unit Agreement 4 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on February 4, 2010).

10.34	Form of 2010 Restricted Stock Unit Agreement 5 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on February 4, 2010).

10.35*	Framework Agreement, dated July 25, 2005, between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on March 16, 2009).

10.36	Notice of Extension between Centrica plc and the Company, dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 10, 2008).

10.37*	Amendment No. 6, dated April 1, 2009, to the Framework Agreement between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on March 16, 2010).

10.38	Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (No. 333-157076)).

10.39*	Framework Agreement, dated February 29, 2012, by and among Centrica plc, the Company and exl Service.com (India) Private Limited (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A filed on June 1, 2012).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**

*	Portions of this exhibit have been omitted pursuant to confidential treatment granted by the SEC. The omitted portions have been filed with the SEC.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

ExlService Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income/(loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExlService Holdings, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExlService Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ExlService Holdings, Inc.

We have audited ExlService Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExlService Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Landacorp, Inc., which is included in the 2012 consolidated financial statements of ExlService Holdings, Inc. and subsidiaries and constituted total assets of $43,745 thousand (of which $27,660 thousand represents goodwill and intangibles included within the scope of the assessment) as of December 31, 2012 and $4,022 thousand of revenues and insignificant net income for the year then ended. Our audit of internal control over financial reporting of ExlService Holdings, Inc. and subsidiaries also did not include an evaluation of the internal controls over financial reporting of Landacorp, Inc.

In our opinion, ExlService Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExlService Holdings Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income/(loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 7, 2013

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$103,037	$82,393
Short-term investments	6,137	7,869
Restricted cash	573	934
Accounts receivable, net	73,729	55,672
Prepaid expenses	5,353	4,503
Deferred tax assets, net	7,460	6,228
Advance income tax, net	4,581	3,379
Other current assets	7,065	5,863

Total current assets	207,935	166,841

Fixed assets, net	40,239	42,320
Restricted cash	3,752	3,387
Deferred tax assets, net	13,139	16,495
Intangible assets, net	43,522	36,313
Goodwill	106,671	92,287
Other assets	20,596	19,768

Total assets	$435,854	$377,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,604	$4,333
Deferred revenue	7,922	7,772
Accrued employee cost	29,393	27,444
Accrued expenses and other current liabilities	31,737	30,956
Current portion of capital lease obligations	1,685	1,729

Total current liabilities	74,341	72,234

Capital lease obligations, less current portion	2,679	4,244
Non-current liabilities	14,317	22,458

Total liabilities	91,337	98,936

Commitments and contingencies (see Note 15)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,540,082 shares issued and 32,203,820 shares outstanding as of December 31, 2012 and 31,496,461 shares issued and 31,173,064 shares outstanding as of December 31, 2011	33	31
Additional paid-in-capital	195,248	173,926
Retained earnings	188,882	147,046
Accumulated other comprehensive loss	(36,647)	(39,858)

Total stockholders’ equity including shares held in treasury	347,516	281,145

Less: 336,262 shares as of December 31, 2012 and 323,397 shares as of December 31, 2011, held in treasury, at cost	(3,024)	(2,693)

ExlService Holdings, Inc. stockholders’ equity	344,492	278,452
Non-controlling interest	25	23

Total stockholders’ equity	344,517	278,475

Total liabilities and stockholders’ equity	$435,854	$377,411

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenues	$442,930	$360,541	$252,753
Cost of revenues (exclusive of depreciation and amortization)	271,876	219,987	151,285

Gross profit	171,054	140,554	101,468

Operating expenses:
General and administrative expenses	57,192	50,660	40,278
Selling and marketing expenses	31,007	25,582	18,832
Depreciation and amortization	25,623	22,994	15,835

Total operating expenses	113,822	99,236	74,945

Income from operations	57,232	41,318	26,523
Other income/(expense):
Foreign exchange (loss)/gain	(2,509)	3,373	4,199
Interest and other income, net	1,997	1,957	1,367

Income before income taxes	56,720	46,648	32,089
Income tax provision	14,884	11,868	5,497

Net income	$41,836	$34,780	$26,592

Earnings per share:
Basic	$1.31	$1.15	$0.91
Diluted	$1.26	$1.10	$0.88
Weighted-average number of shares used in computing earnings per share:
Basic	31,968,386	30,264,805	29,281,364
Diluted	33,171,105	31,546,144	30,388,520

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$41,836	$34,780	$26,592
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges, net of taxes $192, ($5,509) and $1,524	516	(14,820)	3,929
Foreign currency translation adjustment	(4,149)	(24,844)	3,484
Retirement benefits, net of taxes ($65), ($66) and ($30)	(193)	(285)	(147)
Reclassification Adjustments
Realized loss/(gain) on cash flow hedges, net of taxes $2,106, ($484) and ($916)	6,938	(1,116)	(2,745)
Retirement benefits, net of taxes $26, $22 and $47	99	81	120

Total other comprehensive income/(loss)	3,211	(40,984)	4,641

Total comprehensive income/(loss)	$45,047	$(6,204)	$31,233

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Accumulated Other Comprehensive
			Additional Paid-in					Non - Controlling
	Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount	Capital		Income/(Loss)	Shares	Amount	Interest	Total
Balance as of December 31, 2009	29,278,103	$29	$124,493	$85,674	$(3,515)	(247,030)	$(976)	$13	$205,718
Stock issued on exercise/vesting of equity awards	412,360	1	3,024	—	—	—	—	—	3,025
Non-employee stock options	—	—	58	—	—	—	—	—	58
Stock based compensation	—	—	8,491	—	—	—	—	—	8,491
Excess tax benefit from stock based compensation	—	—	107	—	—	—	—	—	107
Acquisition of treasury stock	—	—	—	—	—	(5,472)	(93)	—	(93)
Non controlling interest	—	—	—	—	—	—	—	7	7
Other comprehensive income					4,641				4,641
Net income	—	—	—	26,592	—	—	—	—	26,592

Balance as of December 31, 2010	29,690,463	$30	$136,173	$112,266	$1,126	(252,502)	$(1,069)	$20	$248,546
Stock issued on exercise/vesting of equity awards	805,998	—	5,535	—	—	—	—	—	5,535
Stock issued in primary offering	1,000,000	1	21,525	—	—	—	—	—	21,526
Non-employee stock options		—	21	—	—	—	—	—	21
Stock based compensation	—	—	9,462	—	—	—	—	—	9,462
Excess tax benefit from stock based compensation	—	—	1,210	—	—	—	—	—	1,210
Acquisition of treasury stock	—	—	—	—	—	(70,895)	(1,624)	—	(1,624)
Non controlling interest	—	—	—	—	—	—	—	3	3
Other comprehensive loss					(40,984)				(40,984)
Net income	—	—	—	34,780	—	—	—	—	34,780

Balance as of December 31, 2011	31,496,461	$31	$173,926	$147,046	$(39,858)	(323,397)	$(2,693)	$23	$278,475
Stock issued on exercise/vesting of equity awards	1,043,621	2	9,601	—	—	—	—	—	9,603
Non-employee stock options	—	—	32	—	—	—	—	—	32
Stock based compensation	—	—	9,416	—	—	—	—	—	9,416
Excess tax benefit from stock based compensation	—	—	2,273	—	—	—	—	—	2,273
Acquisition of treasury stock	—	—	—	—	—	(12,865)	(331)	—	(331)
Non controlling interest	—	—	—	—	—	—	—	2	2
Other comprehensive income	—	—	—	—	3,211	—	—	—	3,211
Net income	—	—	—	41,836	—	—	—	—	41,836

Balance as of December 31, 2012	32,540,082	$33	$195,248	$188,882	$(36,647)	(336,262)	$(3,024)	$25	$344,517

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$41,836	$34,780	$26,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,623	22,994	15,835
Stock-based compensation expense	9,416	9,462	8,491
Amortization of deferred financing cost	151	90	—
Non-employee stock options	32	21	58
Unrealized foreign exchange (gain)/loss	(943)	(6,596)	1,050
Gain on bargain purchase	—	(405)	—
Deferred income taxes	4,727	(1,705)	(2,375)
Excess tax benefit from stock-based compensation	(2,273)	(1,210)	(107)
Non-controlling interest	2	3	7
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(32)	(498)	431
Accounts receivable	(8,086)	(5,109)	(8,443)
Prepaid expenses and other current assets	(1,793)	(4,660)	(2,166)
Accounts payable	3,019	(840)	(145)
Deferred revenue	(3,721)	(319)	(2,767)
Accrued expenses and other liabilities	(715)	8,520	9,082
Advance income tax, net	(1,313)	1,408	(5,850)
Other assets	(148)	299	(3,187)

Net cash provided by operating activities	65,782	56,235	36,506

Cash flows from investing activities:
Purchase of fixed assets	(18,804)	(19,468)	(19,860)
Business acquisition (net of cash acquired)	(37,500)	(80,983)	(42,144)
Purchase of short-term investments	(7,351)	(8,818)	(2,424)
Proceeds from redemption of short-term investments	8,821	3,517	3,456

Net cash used for investing activities	(54,834)	(105,752)	(60,972)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,640)	(1,286)	(88)
Proceeds from sale of common stock, net of issuance costs	—	21,526	—
Proceeds from short-term borrowings	—	30,000	—
Repayments of short-term borrowings	—	(30,049)	—
Payment of debt issuance costs	—	(446)	—
Acquisition of treasury stock	(331)	(1,624)	(93)
Proceeds from exercise of stock options	9,603	5,535	3,024
Excess tax benefit from stock-based compensation	2,273	1,210	107

Net cash provided by financing activities	9,905	24,866	2,950

Effect of exchange rate changes on cash and cash equivalents	(209)	(4,138)	483

Net increase/(decrease) in cash and cash equivalents	20,644	(28,789)	(21,033)
Cash and cash equivalents, beginning of period	82,393	111,182	132,215

Cash and cash equivalents, end of period	$103,037	$82,393	$111,182

Supplemental disclosure of cash flow information:
Cash paid for interest	$826	$803	$43
Cash paid for taxes, net of refund	$13,779	$14,542	$12,815
Assets acquired under capital lease	$243	$353	$547

See accompanying notes to consolidated financial statement.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Basis of Presentation

Certain amounts in the prior year’s financial statements and related notes have been reclassified to conform to the 2012 presentation.

2. Summary of Significant Accounting Policies

Basis of Preparation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of ExlService Holdings and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The non-controlling interest represents the minority partner’s interest in the operation of exl Service.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the consolidated balance sheets and consolidated statements of income, respectively. The minority partner’s interest in the operations for the years ended December 31, 2012, 2011 and 2010 was insignificant and is included under general and administrative expenses in the consolidated statements of income.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, service tax receivables, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.

Foreign Currency Translation

The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates except for the entity in Mauritius. Monetary assets and liabilities in foreign currencies are re-measured into functional currency at the rates of exchange prevailing at the balance sheet dates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded in the accompanying consolidated statements of income.

The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet dates.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Resulting translation adjustments are included in accumulated other comprehensive loss in the audited consolidated balance sheets.

Revenue Recognition

The Company derives its revenues from outsourcing and transformation services. Revenues from outsourcing services are recognized primarily on a time-and-material, cost-plus or unit-priced basis; revenues from transformation services are recognized primarily on a time-and-material and fixed price basis. The services provided within our contracts generally contain one unit of accounting. Revenues are recognized under our contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.

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

Revenues are recognized on fixed-price contracts using the proportional performance method when the pattern of performance under the contracts can be reasonably determined. We estimate the proportional performance of a contract by comparing the actual number of hours or days worked to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. We regularly monitor our estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

Revenues from software licensing arrangements are recognized at the later of time of delivery or expiration of significant termination rights if the license fee is fixed or determinable, collection is probable, and there is sufficient vendor specific evidence of the fair value of each undelivered element. When there are significant production, modifications or customization, installation, systems integration or related services, the professional services and license revenues are combined and recorded based upon proportional performance, measured in the manner described above. Revenues from fixed-term maintenance and support contracts are recognized ratably on a monthly basis over the period of the contract.

The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date. Accordingly, our accounts receivable include amounts for services that we have performed and for which an invoice has not yet been issued to the client.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues in accordance with Accounting Standards Codification (ASC) topic 605-45-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”

Revenues for the following periods include reimbursements of out-of-pocket expenses:

Year ended December 31, 2012	$18,862
Year ended December 31, 2011	$16,073
Year ended December 31, 2010	$11,820

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

Current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports that will mature on various dates before December 31, 2013, as well as client funds held in dedicated bank accounts.

Non-current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports and for demands against pending income tax assessments (see Note 15 for details), that will mature on various dates after December 31, 2013.

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of the accounts receivable ageing and prior collection experience to estimate the ultimate collectability of these receivables. As of December 31, 2012 and 2011, the Company had $207 and $134 of allowance for doubtful accounts, respectively.

Accounts receivable include unbilled accounts receivable which represents revenues for services performed but yet to be billed to the client. As of December 31, 2012 and 2011, the Company had $15,601 and $6,103 of unbilled accounts receivable, respectively, part of which are subsequently billed to the respective clients.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

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

December 31, 2012

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

The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and Hedging” (ASC No. 815). Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) (AOCI) until the hedged transactions occur and at that time are recognized in the consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange (loss)/gain. The Company also uses derivatives instruments consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange (loss)/gain.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange (loss)/gain. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Retirement Benefits

Contributions to defined contribution plans are charged to the consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. In accordance with ASC topic 715, “Compensation—Retirement Benefit” (ASC No. 715), the liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences in accordance with ASC topic 710, “Compensation—General” (ASC No. 710).

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

December 31, 2012

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2012	2011	2010
Numerators:
Net income	$41,836	$34,780	$26,592

Denominators:
Basic weighted average common shares outstanding	31,968,386	30,264,805	29,281,364
Dilutive effect of share based awards	1,202,719	1,281,339	1,107,156

Diluted weighted average common shares outstanding	33,171,105	31,546,144	30,388,520

Earnings per share:
Basic	$1.31	$1.15	$0.91
Diluted	$1.26	$1.10	$0.88
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	413,493	424,081	674,507

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Accumulated Other Comprehensive Loss

ASC topic 220, “Reporting Comprehensive Income,” establishes rules for the reporting of comprehensive income and its components. Comprehensive income is defined as all changes in equity from non-owner sources. For the Company, comprehensive loss consists of net earnings/(loss), amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC No. 815. Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive loss until the settlement of that contract. The balances as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Cumulative translation adjustments	$(30,486)	$(26,337)
Unrealized loss on cash flow hedges, net of taxes of ($2,521) and ($4,819)	(5,456)	(12,910)
Retirement benefits, net of taxes of ($203) and ($164)	(705)	(611)

Accumulated other comprehensive loss	$(36,647)	$(39,858)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2012	December 31, 2011
Accrued expenses	$20,134	$15,572
Derivative instruments	6,403	9,170
Other current liabilities	5,200	6,214

Accrued expenses and other current liabilities	$31,737	$30,956

Non-current liabilities

Non-current liabilities consist of the following:

	December 31, 2012	December 31, 2011
Derivative instruments	$3,458	$8,559
Unrecognized tax benefits	2,680	4,981
Deferred rent	4,631	3,319
Retirement benefits	2,380	3,068
Other non-current liabilities	1,168	2,531

Non-current liabilities	$14,317	$22,458

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU No. 2011-04). ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (“IFRS”). ASU No. 2011-04 explains how to measure fair value and does not require additional measurements. Accordingly, the adoption of this accounting pronouncement from January 1, 2012 did not have an impact on the Company’s consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

In June 2011, the FASB issued update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05). ASU No. 2011-05, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the option of presentation in two separate but consecutive statements. Refer to the Company’s consolidated statements of comprehensive income/(loss) for further details.

In December 2011, the FASB issued update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards” (ASU No. 2011-12), which deferred the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of this accounting pronouncement from January 1, 2012 did not have any impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued update No. 2011-08, “Testing Goodwill for Impairment” (ASU No. 2011-08), which permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If an entity concludes that the fair value of a reporting unit is less than its carrying value, it is necessary to perform a two-step goodwill impairment test. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated financial statements and annual goodwill impairment for the fiscal year 2012.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU 2013-02). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective from January 1, 2013 and the Company does not expect the new guidance to have an impact on its consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

3. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the years ended December 31, 2012 and 2011 are as follows:

	Three months ended
2012	March 31	June 30	September 30	December 31	Full Year
Revenues	$104,608	$108,030	$112,639	$117,653	$442,930
Gross profit	37,936	41,985	43,989	47,144	171,054
Net income	$8,916	$9,054	$11,703	$12,163	$41,836
Earnings Per Share:
Basic	$0.28	$0.28	$0.36	$0.38	$1.31
Diluted	$0.27	$0.27	$0.35	$0.36	$1.26

Weighted-average number of shares used in computing earnings per share:
Basic	31,445,592	31,970,881	32,154,001	32,297,414	31,968,386
Diluted	32,783,855	33,096,607	33,283,854	33,514,446	33,171,105
Note:
Stock compensation expense	$2,743	$2,715	$1,871	$2,087	$9,416
Amortization of intangibles	$1,394	$1,365	$1,324	$1,555	$5,638

	Three months ended
2011	March 31	June 30	September 30	December 31	Full Year
Revenues	$72,907	$85,028	$100,026	$102,580	$360,541
Gross profit	28,688	33,030	38,271	40,565	140,554
Net income	$8,361	$8,475	$8,391	$9,553	$34,780
Earnings Per Share:
Basic	$0.28	$0.28	$0.28	$0.31	$1.15
Diluted	$0.27	$0.27	$0.27	$0.29	$1.10

Weighted-average number of shares used in computing earnings per share:
Basic	29,620,218	29,859,811	30,293,114	31,266,183	30,264,805
Diluted	30,911,066	31,043,426	31,586,936	32,623,251	31,546,144
Note:
Stock compensation expense	$2,248	$2,879	$2,160	$2,175	$9,462
Amortization of intangibles	$636	$913	$1,395	$1,385	$4,329

Note: Figures for the quarters may not be comparable due to acquisitions in 2011 and 2012.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

4. Segment Information

The Company is organized around its outsourcing services and transformation services segments. The Company’s recent acquisition of Landacorp, Inc. (“Landacorp”) is classified within the outsourcing services segment. See Note 5 for further details regarding the acquisition of Landacorp (the “Landacorp Acquisition”).

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

Revenues and cost of revenues for each of the years ended December 31, 2012, 2011 and 2010, for outsourcing services and transformation services segments, respectively, are as follows:

	Year ended December 31, 2012			Year ended December 31, 2011
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$366,767	$76,163	$442,930	$294,361	$66,180	$360,541
Cost of revenues (exclusive of depreciation and amortization)	222,860	49,016	271,876	178,301	41,686	219,987

Gross profit	$143,907	$27,147	$171,054	$116,060	$24,494	$140,554

Operating expenses			113,822			99,236
Other income/(expense)			(512)			5,330
Income tax provision			14,884			11,868

Net income			$41,836			$34,780

	Year ended December 31, 2010
	Outsourcing Services	Transformation Services	Total
Revenues	$192,095	$60,658	$252,753
Cost of revenues (exclusive of depreciation and amortization)	113,461	37,824	151,285

Gross profit	$78,634	$22,834	$101,468

Operating expenses			74,945
Other income/(expense)			5,566
Income tax provision			5,497

Net income			$26,592

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

On October 12, 2012, the Company acquired Landacorp Inc., a leading provider of healthcare solutions and technology (the “Landacorp Acquisition”). Landacorp has more than 50 million lives under management on its software platforms and has developed services and technology solutions that share vital clinical data with payers, providers, plan participants and accountable care organizations. The Landacorp Acquisition furthers the Company’s strategic intent to continue investing in the healthcare domain and strengthen its capabilities to serve the U.S. healthcare industry and continue to invest in building processes, analytics and platform capabilities in its focused verticals. Accordingly, the Company paid a premium for the acquisition which is being reflected in the goodwill recognized from the purchase price allocation of the total consideration paid by the Company.

The total purchase price of the acquisitions is as follows:

Enterprise Value	$37,500
Add: Working capital adjustments*	1,183

Total purchase price	$38,683

*Paid in January 2013.

The Company’s preliminary purchase price allocation for the acquisitions is as follows:

Amount
(In thousands)
Net tangible assets	$10,727
Identifiable intangible assets:
Customer relationships	7,095
Developed technology	5,313
Trade names	549
Goodwill	14,999

Total purchase price*	$38,683

* Includes $4,500 deposited in escrow accounts in connection with the acquisition.

Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of acquisition. Accordingly, the Company may adjust the amounts recorded as of December 31, 2012 to reflect any revised valuations of the assets acquired or liabilities assumed. The Company’s purchase accounting as of December 31, 2012 was incomplete primarily due to the pending final assessment of the realizability of the Landacorp’s federal and state net operating losses in the U.S. and valuation of intangibles as of October 12, 2012. The total amount of deferred tax assets recognized for the acquired federal and state net operating losses is approximately $6,004 as of December 31, 2012 and is included under “deferred tax assets” in the consolidated financial statements.

The customer relationships and developed technology from the Landacorp Acquisition are being amortized over a weighted average life of 10.0 years. Similarly, trade names are being amortized over a life of 5.0 years.

During the year ended December 31, 2012, the Company recognized $450 of acquisition-related costs. Such amounts are included under general and administrative expenses in the audited consolidated statements of income.

Our results of operations for the year ended December 31, 2012 include $4,022 of revenues and insignificant net income since the Landacorp Acquisition was consummated.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Goodwill

The following table sets forth details of the Company’s goodwill balance as of December 31, 2012:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2011	$26,585	$16,785	$43,370
Goodwill arising from OPI acquisition	54,604	—	54,604
Currency translation adjustments	(5,687)	—	(5,687)

Balance at December 31, 2011	$75,502	$16,785	$92,287
Goodwill arising from Landacorp acquisition	14,999	—	14,999
Purchase accounting adjustments (1)	422	—	422
Currency translation adjustments	(1,037)	—	(1,037)

Balance at December 31, 2012	$89,886	$16,785	$106,671

(1)	Relates to the acquisition of Business Process outsourcing Inc. (“OPI”) on May 31, 2011 (the “OPI Acquisition”) pertaining to service tax receivables included under “other current assets” in the consolidated balance sheet as of December 31, 2011.

The entire amount of goodwill recognized from the OPI Acquisition in 2011 and Landacorp Acquisition in 2012 is not deductible for tax purposes.

Based on the results of its impairment testing performed during the year ended December 31, 2012, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

Intangible Assets

Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$40,159	$(7,832)	$32,327
Leasehold benefits	3,355	(1,213)	2,142
Developed technology	7,445	(683)	6,762
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,270	(979)	2,291

	$55,545	$(12,023)	$43,522

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$33,100	$(4,456)	$28,644
Leasehold benefits	3,474	(668)	2,806
Developed technology	2,133	(351)	1,782
Non-compete agreements	1,316	(606)	710
Trade names and trademarks	2,722	(351)	2,371

	$42,745	$(6,432)	$36,313

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $5,638, $4,329 and $2,024, respectively. The weighted average life of intangible assets was 10.1 years for customer relationships, 6.8 years for leasehold benefits, 10.0 years for developed technology, 1.5 years for non-compete agreements and 3.5 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite lived trade names and trademarks as of December 31, 2012 and December 31, 2011.

Estimated amortization of intangible assets during the year ending December 31,
2013	$5,749
2014	$5,294
2015	$5,044
2016	$5,042
2017	$5,012

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

ASC No. 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2012 and 2011. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value

The assets and liabilities measured at fair value on recurring basis are summarized below:

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$64,766	$—	$—	$64,766
Derivative financial instruments	—	1,730	—	1,730

Total	$64,766	$1,730	$—	$66,496

Liabilities
Derivative financial instruments	$—	$9,861	$—	$9,861

Total	$—	$9,861	$—	$9,861

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$42,067	$—	$—	$42,067
Derivative financial instruments	—	32	—	32

Total	$42,067	$32	$—	$42,099

Liabilities
Derivative financial instruments	$—	$17,729	$—	$17,729

Total	$—	$17,729	$—	$17,729

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 7 for further details on Derivatives and Hedge Accounting.

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

The Company had outstanding foreign exchange contracts totaling $221,255 and GBP 11,544 as of December 31, 2012 and totaling $235,866 and GBP 10,368 as of December 31, 2011. The Company estimates that approximately $5,269 of net derivative losses included in accumulated other comprehensive loss could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of December 31, 2012. At December 31, 2012, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty three months.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange (loss)/gain. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the year ended December 31, 2012 and 2011.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments:

	December 31, 2012	December 31, 2011
Other current assets:
Foreign currency exchange contracts	$980	$—
Other assets:
Foreign currency exchange contracts	$750	$—
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$6,249	$9,170
Other non-current liabilities:
Foreign currency exchange contracts	$3,458	$8,559

Derivatives not designated as hedging instruments:

	December 31, 2012	December 31, 2011
Other current assets:
Foreign currency exchange contracts	$—	$32
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$154	$—

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income for the years ended December 31, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion And Amount Excluded from Effectiveness Testing)
	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$708	$(20,329)	Foreign exchange (loss)/gain	$(9,044)	$1,600	Foreign exchange (loss)/gain	$—	$—

		Amount of Gain/(Loss) Recognized in Income on
Derivatives not designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Derivatives
		2012	2011
Foreign exchange contracts	Foreign exchange (loss)/gain	$2,076	$(5,482)

8. Fixed Assets

Fixed assets consist of the following:

	December 31, 2012	December 31, 2011
Owned Assets:
Network equipment, computers and software	$63,463	$55,499
Buildings	1,408	1,498
Land	985	980
Leasehold improvements	23,919	21,733
Office furniture and equipment	10,695	9,011
Motor vehicles	638	828
Capital work in progress	1,707	2,737

	102,815	92,286
Less: Accumulated depreciation and amortization	(65,581)	(54,736)

	$37,234	$37,550

Assets under capital leases:
Network equipment, computers and software	$361	$474
Leasehold improvements	2,454	2,541
Office furniture and equipment	1,432	1,645
Motor vehicles	954	882

	5,201	5,542
Less: Accumulated depreciation and amortization	(2,196)	(772)

	$3,005	$4,770

Fixed assets, net	$40,239	$42,320

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Depreciation and amortization expense excluding amortization of acquisition related intangibles for the year ended December 31, 2012, 2011 and 2010 was $19,985, $18,665 and $13,811, respectively.

Capital work in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

Common Stock

The Company has one class of common stock outstanding.

During the year ended December 31, 2012 and 2011, the Company acquired 12,865 and 9,596 shares of common stock, respectively from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $331 and $185, respectively. The weighted average purchase price of $25.78 and $19.26, respectively was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

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

December 31, 2012

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

The benefit obligation has been measured as of December 31, 2012. The following table sets forth the activity and the funded status of the Gratuity Plan and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	December 31,
	2012	2011
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$4,429	$2,883
Service cost	1,027	792
Interest cost	414	302
Benefits paid	(595)	(333)
Actuarial loss	361	351
Acquisitions	—	1,082
Effect of exchange rate changes	(145)	(648)

Projected benefit obligation at the end of the year	$5,491	$4,429

Unfunded amount—non-current	$2,380	$3,068
Unfunded amount—current	910	346

Total accrued liability	$3,290	$3,414

Accumulated benefit obligation	$4,141	$3,316

Net gratuity cost includes the following components:

	Year ended December 31,
	2012	2011	2010
Service cost	$1,027	$792	$526
Interest cost	414	302	152
Expected return on plan assets	(72)	(24)	—
Actuarial loss	125	103	167

Net gratuity cost	$1,494	$1,173	$845

The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $149. The components of accumulated other comprehensive income that has not been recognized as components of net gratuity cost in the statement of income as of December 31, 2012 is as follows:

	December 31,
	2012	2011
Net actuarial loss	$694	$600
Net prior service cost	11	11

Accumulated other comprehensive loss, net of tax	$705	$611

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	December 31,
	2012	2011	2010
Discount rate	8.5%	9.1%	8.7%
Rate of increase in compensation levels	8.2%	8.4%	8.0%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments during the year ending December 31,
2013	$1,693
2014	$1,526
2015	$1,409
2016	$1,302
2017	$1,121
2018 to 2022	$2,940

The Gratuity Plans in India are partially funded and are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company expects the return on the Gratuity Plans to be approximately 8.5% per annum for the year ended March 31, 2013.

Change in Plan Assets
Plan assets at January 1, 2012	$1,015
Employer contribution	1,089
Actual return	72
Actuarial gain	92
Effect of exchange rate changes	(67)

Plan assets at December 31, 2012	$2,201

The Company maintains the Exl Service Inc. 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $942, $662 and $269 during the years ended December 31, 2012, 2011 and 2010, respectively. The increase in contributions in 2012 compared to 2011 is primarily due to the Company’s acquisitions of OPI and Trumbull in 2011 and increased participation by employees.

During the years ended December 31, 2012, 2011 and 2010, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Malaysia and the Czech Republic:

Year ended December 31, 2012	$5,626
Year ended December 31, 2011	$5,011
Year ended December 31, 2010	$3,648

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

11. Leases

The Company finances its use of certain computer hardware, leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of December 31, 2012 are as follows:

Year ending December 31,
2013	$2,032
2014	1,492
2015	1,118
2016	356
2017	9

Total minimum lease payments	5,007
Less: amount representing interest	643

Present value of minimum lease payments	4,364
Less: current portion	1,685

Long term capital lease obligation	$2,679

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after more than twelve months are set forth below:

Year ending December 31,
2013	$8,058
2014	7,447
2015	5,993
2016	2,716
2017	752
2018 and thereafter	1,112

$26,078

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $17,860, $14,599 and $9,808 for the years ended December 31, 2012, 2011 and 2010, respectively. Deferred rent as of December 31, 2012 and 2011 was $4,893 and $3,815, respectively, and is included in “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

12. Income Taxes

The components of income before income taxes consist of the following:

	Year ended December 31,
	2012	2011	2010
Domestic	$22,046	$6,012	$5,964
Foreign	34,674	40,636	26,125

	$56,720	$46,648	$32,089

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

The income tax provision consists of the following:

	Year ended December 31,
	2012	2011	2010
Current provision:
Domestic	$4,519	$1,433	$4,380
Foreign	5,638	12,140	3,492

	$10,157	$13,573	$7,872

Deferred provision/(benefit):
Domestic	$4,371	$1,999	$(1,431)
Foreign	356	(3,704)	(944)

	$4,727	$(1,705)	$(2,375)

Income tax provision	$14,884	$11,868	$5,497

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	December 31,
	2012	2011	2010
Expected tax provision	$19,852	$16,327	$11,231
Change in valuation allowance	(254)	(1,702)	367
Impact of tax holiday	(3,219)	(3,234)	(2,573)
Foreign tax rate differential	(1,071)	(1,033)	(363)
Deferred tax provision/(benefit)	356	(694)	(1,179)
Unrecognized tax benefits and interest	(2,083)	877	(2,848)
State taxes, net of Federal taxes	620	841	550
Non-deductible expenses	591	427	115
Other	92	59	197

Tax provision	$14,884	$11,868	$5,497

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of the Company’s operations centers in India qualified for an exemption from corporate tax under the Indian Income Tax Act which expired on April 1, 2011. Therefore, profits generated from the services provided from such operations centers have become fully taxable and consequently, the Company’s tax expense increased from 2011 and may continue to be higher going forward.

The Company benefited from a four-year income tax holiday that expired in May 2012. The tax benefit is extendable by two successive one-year periods on fulfillment of certain performance and investment criteria. The Company had fulfilled such obligations and had applied to the Philippines Economic Zone Authority (“PEZA”) for an extension of the tax holiday. In February 2013, the Company received a formal communication from PEZA approving a one year extension retroactively from May 2012. The Company’s new operations center in the Philippines, which began operations in January 2012, benefits from a separate four-year income tax holiday that can be extended at PEZA’s discretion. While the Company is reasonably certain that PEZA will extend these tax holidays, it is possible that such extension requests may be denied, or that these tax holidays may be conditioned or removed entirely due to changes in applicable legislation by the government of the Philippines. Should any of these events occur, the Company’s tax liability in the Philippines would likely increase.

The Company’s operations centers in Jaipur and Noida, India, which were established in Special Economic Zones (“SEZ”) in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, the Company also acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. The operations center in

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Bengaluru completed its first five years of operations on March 31, 2012. Under the tax regulations, the Bengaluru operations center is entitled to a 50% tax exemption on export profits for five years from April 1, 2012, for an additional five year period. Our tax expense for the Bengaluru center has increased after April 1, 2012 and will further increase after the expiry of a further five year. The Company also established a new operations center in Pune, India in June 2012, which is located in an SEZ. The Company anticipates establishing additional operations centers in SEZs or other tax advantaged locations in the future.

The diluted earnings per share effect of the tax holiday is $0.10, $0.10 and $0.08 for the years ended December 31, 2012, 2011 and 2010, respectively.

The components of the deferred tax balances as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Tax credit carry forward	$2,932	$2,793
Depreciation and amortization	5,955	5,060
Share-based compensation	5,361	4,787
Accrued employee costs and other expenses	2,660	3,412
Net operating loss carry forwards	13,553	7,947
Unrealized exchange loss	3,204	5,612
Deferred rent	851	212
Allowance for doubtful accounts	59	48
Others	1,160	851

	$35,735	$30,722
Valuation allowance	(665)	(919)

Deferred tax assets	$35,070	$29,803

Deferred tax liabilities:
Unrealized exchange gain	$70	$—
Intangible assets	14,401	7,080

Deferred tax liabilities:	$14,471	$7,080

Net deferred tax assets	$20,599	$22,723

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At December 31, 2012 and 2011, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on net operating loss carry forwards. Accordingly, the Company has recorded a valuation allowance as of December 31, 2012 and 2011 of $665 and $919, respectively.

As a result of the OPI Acquisition and the Landacorp Acquisition, the Company acquired federal and state net operating losses in the United States. Thus, as of December 31, 2012, the Company has federal net operating loss carry forwards of approximately $34,700, which expire through various years till 2032. The Company’s federal net operating loss carry forwards are subject to certain annual utilization limitations under Section 382 of the United States Internal Revenue Code. The Company also has state and local net operating loss carry forwards of varying amounts, which are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize all of the losses before their expiration.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Our Indian subsidiaries are liable to pay Minimum Alternative Tax (MAT) under the domestic tax laws. As of December 31, 2012 and 2011 deferred income taxes related to the MAT were $2,932 and $2,793, respectively expiring through various years until 2024.

At December 31, 2012 and 2011, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized deferred taxes is not practical. Those earnings totaled approximately $153,906 and $125,226 as of December 31, 2012 and 2011, respectively.

The Company’s provision for income taxes also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC No. 740, “Income Taxes,” as well as the related net interest. Tax exposures can involve complex issues and their resolution may require extended periods. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2012 through December 31, 2012:

Balance as of January 1, 2012	$5,324
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(2,245)
Increases related to current year tax positions	339
Decreases related to current year tax positions	(339)
Effect of exchange rate changes	(60)

Balance as of December 31, 2012	$3,019

The unrecognized tax benefits as of December 31, 2012 of $3,019, if recognized, would impact the effective tax rate.

The Company has recognized interest and penalties of $23 during the year ended December 31, 2012, which is included in the income tax provision in the consolidated statements of income. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

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

The Committee determines which employees are eligible to receive the equity awards, the number of equity awards to be granted, the exercise price, the vesting period and the exercise period. The vesting period for the equity award issued is determined on the date of the grant and is non-transferable during the life of the equity award. The majority of options expire ten years from the date of grant and generally vest incrementally over a period of four years from the date of grant with 10% vesting at the end of year one, 20% vesting at the end of year two, 30% vesting at the end of year three and 40% vesting at the end of year four. Pursuant to the 2006 Plan, the Company reserved 3,399,384 shares of common stock (in addition to the available pool of 329,854 shares from the 2003 plan) for the granting of

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

equity awards. If an employee resigns or is terminated, the employee must exercise any vested options within 90 days after termination or the vested options are forfeited. At a special meeting of the Company’s stockholders held on January 29, 2009, the Company’s stockholders approved, among other things, an amendment to the 2006 Plan to increase the number of shares of its common stock issuable there under by 4,000,000 shares, which brought the total number of shares reserved under the plan to 7,729,238.

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

The following costs related to the Company’s stock-based compensation plan are included in the consolidated statement of income:

	Year ended December 31,
	2012	2011	2010
Cost of revenues	$1,893	$1,635	$1,593
General and administrative expenses	4,551	4,589	3,838
Selling and marketing expenses	2,972	3,238	3,060

Total	$9,416	$9,462	$8,491

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2012	2011	2010
Dividend yield	0%	0%	0%
Expected life (years)	5.38	5.58	4.65
Risk free interest rate	0.97%	2.16%	1.84%
Volatility	40%	40%	44%

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2009	3,188,066	$11.52
Granted	326,319	18.03
Exercised	(278,118)	10.88
Forfeited	(160,650)	13.51

Outstanding at December 31, 2010	3,075,617	$12.17
Granted	360,867	20.41
Exercised	(342,166)	11.97
Forfeited	(64,190)	10.06

Outstanding at December 31, 2011	3,030,128	$13.22
Granted	416,129	25.36
Exercised	(793,053)	12.11
Forfeited	(198,570)	17.35

Outstanding at December 31, 2012	2,454,634	$15.30	$27,554	6.38

Vested and exercisable at December 31, 2012	1,289,428	13.45	$16,823	5.40

Available for grant at December 31, 2012	2,229,618

The unrecognized compensation cost for unvested options as of December 31, 2012, is $5,158, which is expected to be expensed over a weighted average period of 2.41 years. The weighted-average fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $9.43, $8.16 and $7.10, respectively. The total grant date fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $3,000, $3,099 and $3,481, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $12,020, $4,180 and $2,416, respectively.

The following table summarizes the status of the Company’s stock options outstanding and stock options vested and exercisable at December 31, 2012:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.12 to $0.17	10,000	$0.12	10,000	$0.12
$8.00 to $15.00	1,225,088	9.87	818,908	10.35
$15.01 to $24.00	860,506	19.08	457,870	19.23
$24.01 to $36.15	359,040	25.18	2,650	24.81

Total	2,454,634	$15.30	1,289,428	$13.45

Subsequent to December 31, 2012, the Company granted 14,301 stock options and 437,880 restricted stock units to its employees and directors.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

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

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2009	379,810	$21.78	28,000	$14.04
Granted	—	—	643,819	18.14
Vested	(134,242)	19.25	(28,000)	14.04
Forfeited	(9,683)	15.66	(19,004)	18.42

Outstanding at December 31, 2010	235,885	$23.47	624,815	$18.13
Granted	—	—	460,972	20.84
Vested	(152,962)	19.02	(108,670)	18.39
Forfeited	(19,089)	19.70	(37,458)	18.89

Outstanding at December 31, 2011*	63,834	$18.41	939,659	$19.40
Granted	—	—	389,050	25.07
Vested	(55,726)	18.26	(198,842)	19.27
Forfeited	(2,901)	23.82	(103,956)	21.41

Outstanding at December 31, 2012*	5,207	$17.58	1,025,911	$21.36

*	Excludes 24,000 restricted stock units vested during both the years ended December 31, 2012 and 2011 (124,000 and 120,000 as of December 31, 2012 and 2011, respectively) for which the underlying common stock is yet to be issued.

The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2012, unrecognized compensation cost of $16,069 is expected to be expensed over a weighted average period of 2.28 years. The weighted-average fair value of restricted stock and restricted stock units under the 2006 Plan granted during the years ended December 31, 2012, 2011 and 2010 was $25.07, $20.84 and $18.14, respectively. The total grant date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $7,010, $5,456 and $2,913, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Advisory Board Options

During the year ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense of $32, $21 and $58, respectively, related to stock options granted to members of the Company’s advisory board. There are no unvested stock options granted to the advisory board members as of December 31, 2012.

14. Geographical Information

	Year ended December 31,
	2012	2011	2010
Revenues
United States	$320,246	$258,807	$182,043
United Kingdom	89,483	79,419	61,436
Rest of World	33,201	22,315	9,274

	$442,930	$360,541	$252,753

	December 31, 2012	December 31, 2011
Fixed assets, net
India	$30,422	$35,787
United States	4,418	1,408
Philippines	4,363	3,946
Rest of World	1,036	1,179

	$40,239	$42,320

15. Commitments and Contingencies

Fixed Asset Commitments

At December 31, 2012, the Company has committed to spend approximately $3,392 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

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

The Company’s operations centers in Manila, the Philippines are registered with the Philippines Economic Zone Authority (“PEZA”). The registration provides the Company with certain fiscal incentives on the import of capital goods and requires Exl Philippines to meet certain performance and investment criteria. One of the Company’s operations centers in the Philippines benefited from a four-year income tax holiday that expired in May 2012. In February 2013, the Company received a one-year extension retroactively from May 2012 and expects to file another extension request after which no further extensions are presently permitted. The Company’s new operations center in the Philippines, which began operations in January 2012, benefits from a separate four-year income tax holiday that can be extended at PEZA’s discretion.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2012

(In thousands, except share and per share amounts)

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and its U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment.

The aggregate disputed amount demanded from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2009 and its permanent establishment issues ranging from tax years 2003 to 2008 as of December 31, 2012 and 2011 is $18,624 and $19,228, respectively of which the Company has already made payment or provided bank guarantee to the extent $14,715 and $14,156, respectively. Amounts paid as deposits in respect of such assessments aggregating to $12,307 and $11,662 as of December 31, 2012 and 2011, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,408 and $2,494 as of December 31, 2012 and 2011, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of December 31, 2012 and 2011.

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of crystallization of these liabilities is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. There is a likelihood that the Company might receive similar orders for subsequent years. Even if these disputes are resolved, the Indian tax authorities may still serve additional orders.