Form 10-Q
period 2013-03-31
ExlService Holdings, Inc.
filed 2013-05-03
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of April 30, 2013, there were 32,628,516 shares of the registrant’s common stock outstanding (excluding 349,280 shares held in treasury and 4,834 shares of restricted stock), par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Recasted)
Assets
Current assets:
Cash and cash equivalents	$102,307	$103,037
Short-term investments	6,263	6,137
Restricted cash	757	573
Accounts receivable, net	76,612	73,729
Prepaid expenses	5,377	5,072
Deferred tax assets, net	5,111	7,460
Advance income tax, net	4,486	4,317
Other current assets	9,764	7,065

Total current assets	210,677	207,390

Fixed assets, net	38,973	39,356
Restricted cash	3,850	3,752
Deferred tax assets, net	14,249	14,123
Intangible assets, net	39,118	40,711
Goodwill	110,055	109,662
Other assets	20,930	20,860

Total assets	$437,852	$435,854

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,322	$3,604
Deferred revenue	7,640	7,922
Accrued employee cost	17,596	29,393
Accrued expenses and other current liabilities	27,965	31,737
Current portion of capital lease obligations	1,616	1,685

Total current liabilities	58,139	74,341

Capital lease obligations, less current portion	2,399	2,679
Non-current liabilities	13,764	14,317

Total liabilities	74,302	91,337

Commitments and contingencies (See Note 15)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 32,971,996 shares issued and 32,622,716 shares outstanding as of March 31, 2013 and 32,540,082 shares issued and 32,203,820 shares outstanding as of December 31, 2012	33	33
Additional paid-in-capital	200,813	195,248
Retained earnings	198,644	188,882
Accumulated other comprehensive loss	(32,553)	(36,647)

Total stockholders’ equity including shares held in treasury	366,937	347,516

Less: 349,280 shares as of March 31, 2013 and 336,262 shares as of December 31, 2012, held in treasury, at cost	(3,413)	(3,024)

ExlService Holdings, Inc. stockholders’ equity	363,524	344,492
Non-controlling interest	26	25

Total stockholders’ equity	363,550	344,517

Total liabilities and stockholders’ equity	$437,852	$435,854

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2013	2012
Revenues	$116,006	$104,608
Cost of revenues (exclusive of depreciation and amortization)	72,913	66,672

Gross profit	43,093	37,936

Operating expenses:
General and administrative expenses	15,045	13,347
Selling and marketing expenses	9,755	7,799
Depreciation and amortization	6,512	6,359

Total operating expenses	31,312	27,505

Income from operations	11,781	10,431
Other income/(expense):
Foreign exchange (loss)/gain	(49)	1,058
Interest and other income, net	1,027	447

Income before income taxes	12,759	11,936
Income tax provision	2,997	3,020

Net income	$9,762	$8,916

Earnings per share:
Basic	$0.30	$0.28
Diluted	$0.29	$0.27
Weighted-average number of shares used in computing earnings per share:
Basic	32,521,481	31,445,592
Diluted	33,719,794	32,783,855

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Net income	$9,762	$8,916
Other comprehensive income:
Unrealized gain on effective cash flow hedges, net of taxes $626 and $2,100	1,447	6,209
Foreign currency translation adjustment	1,691	6,146
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes $428 and $104(1)	926	277
Retirement benefits, net of taxes $8 and $7(2)	30	26

Total other comprehensive income	4,094	12,658

Total comprehensive income	$13,856	$21,574

(1)	These are reclassified to net income and are included in the foreign exchange (loss)/gain in the unaudited consolidated statements of income. See Note 7 to the unaudited consolidated financial statements.
(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 10 to the unaudited consolidated financial statements.

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,762	$8,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,512	6,359
Stock-based compensation expense	3,645	2,743
Amortization of deferred financing cost	38	38
Non-employee stock options	—	32
Unrealized foreign exchange loss	958	1,711
Deferred income taxes	1,191	954
Non-controlling interest	1	—
Change in operating assets and liabilities:
Restricted cash	(239)	108
Accounts receivable	(3,062)	(2,839)
Prepaid expenses and other current assets	(1,926)	(2,292)
Accounts payable	(367)	569
Deferred revenue	(265)	21
Accrued employee cost	(11,192)	(13,229)
Accrued expenses and other liabilities	1,071	883
Advance income tax, net	(141)	817
Other assets	636	(422)

Net cash provided by operating activities	6,622	4,369

Cash flows from investing activities:
Purchase of fixed assets	(6,610)	(9,299)
Business acquisition	(1,183)	—
Purchase of short-term investments	(51)	(1,369)
Proceeds from redemption of short-term investments	—	2,223

Net cash used for investing activities	(7,844)	(8,445)

Cash flows from financing activities:
Principal payments on capital lease obligations	(434)	(446)
Acquisition of treasury stock	(389)	(182)
Proceeds from exercise of stock options	1,378	2,903

Net cash provided by financing activities	555	2,275

Effect of exchange rate changes on cash and cash equivalents	(63)	1,680

Net decrease in cash and cash equivalents	(730)	(121)
Cash and cash equivalents, beginning of period	103,037	82,393

Cash and cash equivalents, end of period	$102,307	$82,272

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The non-controlling interest represents the minority partner’s interest in the operation of exl Service.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the unaudited consolidated balance sheets and unaudited consolidated statements of income, respectively. This non-controlling interest in these operations for the three months ended March 31, 2013 and 2012 was insignificant and is included under general and administrative expenses in the unaudited consolidated statements of income.

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

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (ASU No. 2011-11) which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This authoritative guidance was issued to enhance disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address implementation issues surrounding the scope of ASU No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. The adoption of this guidance from January 2013 did not have a material impact on the Company’s unaudited consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU No. 2012-02), which simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under the option, an entity is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the new guidance to have an impact on its 2013 impairment test results.

In October 2012, the FASB issued ASU No. 2012-04. This ASU makes technical corrections and improvements to a variety of topics in the FASB Accounting Standards Codification (the “Codification”). The changes include source literature amendments, guidance clarification, reference corrections and relocated guidance. The ASU also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The adoption of this standard effective January 1, 2013 did not have a material impact on the Company’s unaudited consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU No. 2013-02). Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 became effective from January 1, 2013 and the new guidance did not have any material impact on the Company’s unaudited consolidated financial statements.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2013	December 31, 2012
Accrued expenses	$16,059	$20,134
Derivative instruments	5,007	6,403
Other current liabilities	6,899	5,200

Accrued expenses and other current liabilities	$27,965	$31,737

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Non-current liabilities

Non-current liabilities consist of the following:

	March 31, 2013	December 31, 2012
Derivative instruments	$2,148	$3,458
Unrecognized tax benefits	2,776	2,680
Deferred rent	5,089	4,631
Retirement benefits	2,601	2,380
Other non-current liabilities	1,150	1,168

Non-current liabilities	$13,764	$14,317

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2013	2012
Numerators:
Net income	$9,762	$8,916
Denominators:
Basic weighted average common shares outstanding	32,521,481	31,445,592
Dilutive effect of share based awards	1,198,313	1,338,263

Diluted weighted average common shares outstanding	33,719,794	32,783,855

Earnings per share:
Basic	$0.30	$0.28
Diluted	$0.29	$0.27
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	356,717	338,237

4. Segment Information

The Company is organized around its outsourcing services and transformation services segments. The Company’s recent acquisition of Landacorp, Inc. (“Landacorp”) is classified within the outsourcing services segment. See note 5 for further details regarding the acquisition of Landacorp (the “Landacorp Acquisition”).

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

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

Revenues and cost of revenues for each of the three months ended March 31, 2013 and 2012 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$97,572	$18,434	$116,006	$89,734	$14,874	$104,608
Cost of revenues (exclusive of depreciation and amortization)	59,476	13,437	72,913	56,478	10,194	66,672

Gross profit	$38,096	$4,997	$43,093	$33,256	$4,680	$37,936

Operating expenses			31,312			27,505
Other income/(expense)			978			1,505
Income tax provision			2,997			3,020

Net income			$9,762			$8,916

5. Business Combinations, Goodwill and Intangible Assets

On October 12, 2012, the Company acquired Landacorp, a leading provider of healthcare solutions and technology. Landacorp has more than 50 million lives under management on its software platforms and has developed services and technology solutions that share vital clinical data with payers, providers, plan participants and accountable care organizations. The Landacorp Acquisition furthers the Company’s strategic intent to continue investing in the healthcare domain and strengthen its capabilities to serve the U.S. healthcare industry and continue to invest in building processes, analytics and platform capabilities in its focused verticals. Accordingly, the Company paid a premium for the acquisition which is being reflected in the goodwill recognized from the purchase price allocation of the total purchase consideration paid by the Company.

The total purchase price of the acquisition is as follows:

Enterprise Value	$37,500
Add: Working capital adjustments*	1,183

Total purchase price	$38,683

*	Paid in January 2013.

After the December 31, 2012 consolidated financial statements were issued, the Company received a revised valuation report from a third party valuation firm with respect to the Landacorp Acquisition. After considering the results of that valuation report, the Company revised its estimates related to certain of its acquired intangibles and other assets as of the date of acquisition as follows:

	Revised Allocation	Initial Allocation
Assets
Identifiable intangible assets:
Customer relationships	$5,664	$7,095
Developed technology	3,881	5,313
Trade names	601	549
Net tangible assets	10,547	10,727
Goodwill	17,990	14,999

Total purchase price*	$38,683	$38,683

*	Includes $4,500 deposited in escrow accounts in connection with the acquisition.

This revision did not have a material impact on the Company’s consolidated earnings for the year ended December 31, 2012. As required by the accounting guidance for business combinations, this adjustment was recorded by the Company retrospectively as of the acquisition date resulting in changes to the preliminary amounts as set forth in the Company’s December 31, 2012 consolidated balance sheet included in its Annual Report on Form 10-K for the year ended December 31, 2012.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of acquisition. Accordingly, the Company may adjust the amounts recorded as of March 31, 2013 to reflect any revised valuations of the assets acquired or liabilities assumed. The Company’s purchase accounting as of March 31, 2013 was incomplete primarily due to the pending final assessment of the realizability of the Landacorp’s federal and state net operating losses in the U.S. and valuation of intangibles as of October 12, 2012. The total amount of deferred tax assets recognized for the acquired federal and state net operating losses is approximately $5,745 as of March 31, 2013 and is included under “deferred tax assets” in the unaudited consolidated financial statements.

Goodwill

The following table sets forth details of the Company’s goodwill balance as of March 31, 2013:

	Outsourcing	Transformation
	Services	Services	Total
Balance at January 1, 2012	$75,502	$16,785	$92,287
Goodwill arising from Landacorp acquisition	17,990	—	17,990
Purchase accounting adjustments (1)	422	—	422
Currency translation adjustments	(1,037)	—	(1,037)

Balance at December 31, 2012	$92,877	$16,785	$109,662
Currency translation adjustments	393	—	393

Balance at March 31, 2013	$93,270	$16,785	$110,055

(1)	Relates to the acquisition of Business Process Outsourcing Inc. (“OPI”) on May 31, 2011 (the “OPI Acquisition”) pertaining to service tax receivables included under “other current assets” in the consolidated balance sheet as of December 31, 2011.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,742	$(8,958)	$29,784
Leasehold benefits	3,399	(1,373)	2,026
Developed technology	6,014	(870)	5,144
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(1,158)	2,164

	$52,793	$(13,675)	$39,118

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,728	$(7,832)	$30,896
Leasehold benefits	3,355	(1,213)	2,142
Developed technology	6,013	(683)	5,330
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(979)	2,343

	$52,734	$(12,023)	$40,711

Amortization expense for the three months ended March 31, 2013 and 2012 was $1,634 and $1,394, respectively. The weighted average life of intangible assets was 8.8 years for customer relationships, 6.8 years for leasehold benefits, 8.0 years for developed technology, 1.5 years for non-compete agreements and 3.5 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite lived trade names and trademarks as of March 31, 2013 and December 31, 2012.

Estimated amortization of intangible assets during the year ending March 31,
2014	$6,230
2015	$5,679
2016	$5,579
2017	$5,575
2018	$5,519

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$59,946	$—	$—	$59,946
Derivative financial instruments	—	2,172	—	2,172

Total	$59,946	$2,172	$—	$62,118

Liabilities
Derivative financial instruments	$—	$6,774	$—	$6,774

Total	$—	$6,774	$—	$6,774

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$64,766	$—	$—	$64,766
Derivative financial instruments	—	1,730	—	1,730

Total	$64,766	$1,730	$—	$66,496

Liabilities
Derivative financial instruments	$—	$9,861	$—	$9,861

Total	$—	$9,861	$—	$9,861

Derivative Financial Instruments

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 7 for further details on Derivatives and Hedge Accounting.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

7. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and hedging” (ASC No. 815). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the Company’s functional currency. The Company’s primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. The Company also has exposure in Philippine pesos, Czech koruna and other local currencies in which it operates.

The Company had outstanding foreign exchange contracts totaling $240,761 and GBP 12,975 as of March 31, 2013 and totaling $221,255 and GBP 11,544 as of December 31, 2012. The Company estimates that approximately $3,230 of net derivative losses included in AOCI could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of March 31, 2013. As of March 31, 2013, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty-three months.

The Company evaluates the hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange (loss)/gain. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three months ended March 31, 2013 and 2012.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments

	March 31,	December 31,
	2013	2012
Other current assets:
Foreign currency exchange contracts	$1,344	$980
Other assets:
Foreign currency exchange contracts	$828	$750
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$4,574	$6,249
Other non current liabilities:
Foreign currency exchange contracts	$2,148	$3,458

Derivatives not designated as hedging instruments:

	March 31,	December 31,
	2013	2012
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$52	$154

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended March 31, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$2,073	$8,309	Foreign exchange (loss)/gain	$(1,354)	$(381)	Foreign exchange (loss)/gain	$—	$—

		Amount of Gain/ (Loss) Recognized in Income on
Derivatives not designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Derivatives
		2013	2012
Foreign exchange contracts	Foreign exchange (loss)/gain	$2,298	$2,898

8. Fixed Assets

The components of fixed assets, net of accumulated depreciation, consisted of the following:

	March 31,	December 31,
	2013	2012
Owned Assets:
Network equipment, computers and software	$65,098	$62,580
Buildings	1,465	1,447
Land	959	946
Leasehold improvements	24,477	23,919
Office furniture and equipment	11,147	10,695
Motor vehicles	684	638
Capital work in progress	2,806	1,707

	106,636	101,932
Less: Accumulated depreciation and amortization	(70,240)	(65,581)

	$36,396	$36,351

Assets under capital leases:
Network equipment, computers and software	$366	$361
Leasehold improvements	2,487	2,454
Office furniture and equipment	1,428	1,432
Motor vehicles	923	954

	5,204	5,201
Less: Accumulated depreciation and amortization	(2,627)	(2,196)

	$2,577	$3,005

Fixed assets, net	$38,973	$39,356

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended March 31, 2013 and 2012 was $4,878 and $4,965, respectively.

Capital work in progress represents advances paid toward acquisitions of fixed assets and the cost of fixed assets not yet ready to be placed in service.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

9. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended March 31, 2013, the Company acquired 13,018 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $389. The purchase price of $29.89 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

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

Net gratuity cost includes the following components:

	Three months ended March 31,
	2013	2012
Service cost	$308	$271
Interest cost	121	111
Expected return on plan assets	(45)	(19)
Actuarial loss	38	33

Net gratuity cost	$422	$396

The Gratuity Plans in India are partially funded and are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 9.0% on these Gratuity Plans for the year ended March 31, 2013.

Change in Plan Assets

Plan assets at January 1, 2013	$2,201
Actual return	60
Effect of exchange rate changes	28

Plan assets at March 31, 2013	$2,289

The Company maintains the Exl Service Inc. 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $619 and $377 during the three month periods ended March 31, 2013 and March 31, 2012, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

During the three month periods ended March 31, 2013 and 2012, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Three months ended March 31, 2013	$1,447
Three months ended March 31, 2012	$1,481

11. Leases

The Company finances its use of certain computer hardware, leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of March 31, 2013 are as follows:

Year ending March 31,
2014	$1,932
2015	1,426
2016	1,063
2017	143
2018	7

Total minimum lease payments	4,571
Less: amount representing interest	556

Present value of minimum lease payments	4,015
Less: current portion	1,616

Long term capital lease obligation	$2,399

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending March 31,
2014	$7,739
2015	7,232
2016	5,725
2017	1,726
2018	644
2019 and thereafter	956

$24,022

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight-line basis over the lease period. Rent expense under both cancellable and non-cancellable operating leases was $4,337 and $4,682 for the three months ended March 31, 2013 and 2012, respectively. Deferred rent as of March 31, 2013 and December 31, 2012 was $5,317 and $4,893, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

12. Income Taxes

The Company recorded income tax expense of $2,997 and $3,020 for the three months ended March 31, 2013 and 2012, respectively. The effective rate of taxes decreased from 25.3% during the three months ended March 31, 2012 to 23.5% during the three months ended March 31, 2013. The decrease in effective tax rate is primarily due to the extension of a one year tax holiday period for one of the operating centers in the Philippines retroactively from May 2012 and other immaterial items, partially offset by the expiration of a portion of the tax holiday in our Bengaluru center in India as mentioned below.

The Company benefited from a four-year income tax holiday for one of its operations centers in the Philippines that expired in May 2012. The tax benefit is extendable by two successive one-year periods on fulfillment of certain performance and investment criteria. The Company had fulfilled such obligations and applied to the Philippines Economic Zone Authority (“PEZA”) for an extension of the tax holiday. In February 2013, the Company received a formal communication from PEZA approving a one-year extension retroactively from May 2012. Another operations center in the Philippines, which began operations in January 2012, benefits from a separate four-year income tax holiday that can be extended at PEZA’s discretion. While the Company is reasonably certain that PEZA will extend these tax holidays, it is possible that such extension requests may be denied, or that these tax holidays may be conditioned or removed entirely due to changes in applicable legislation by the government of the Philippines. Should any of these events occur, the Company’s tax liability in the Philippines would likely increase.

The Company’s operations centers in Jaipur and Noida, India, which were established in Special Economic Zones (“SEZ”) in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, the Company also acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. The operations center in Bengaluru completed its first five years of operations on March 31, 2012. Under Indian tax regulations, the Bengaluru operations center is additionally entitled to a 50% tax exemption on export profits for five years from April 1, 2012. Our tax expense for the Bengaluru center increased after April 1, 2012 and will further increase after the expiry of the current five-year term that will expire in 2017. The Company also established a new operations center in Pune, India in June 2012, which is located in an SEZ. The Company anticipates establishing additional operations centers in SEZs or other tax advantaged locations in the future.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At March 31, 2013 and December 31, 2012, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on net operating loss carry forwards. Accordingly, the Company had recorded a valuation allowance of $665 each as of March 31, 2013 and December 31, 2012.

Our Indian subsidiaries are liable to pay the Minimum Alternative Tax (“MAT”) under the domestic tax laws. As of March 31, 2013 and December 31, 2012, deferred income taxes related to the MAT were approximately $3,040 and $2,932, respectively, expiring through various years until 2024.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2013 through March 31, 2013:

Balance as of January 1, 2013	$3,019
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	26

Balance as of March 31, 2013	$3,045

The unrecognized tax benefits as of March 31, 2013 of $3,045, if recognized, would impact the effective tax rate.

The Company has recognized interest and penalties of $61 during the three months ended March 31, 2013, which are included in the income tax provision in the consolidated statements of income. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2013	2012
Cost of revenue	$869	$655
General and administrative expenses	1,551	1,326
Selling and marketing expenses	1,225	762

Total	$3,645	$2,743

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2013	2012
Dividend yield	0%	0%
Expected life (years)	5.50	5.66
Risk free interest rate	0.87%	0.99%
Volatility	40%	40%

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

March 31, 2013

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2012	2,454,634	$15.30	$27,554	6.38
Granted	14,301	26.76
Exercised	(187,357)	10.25
Forfeited	—	—

Outstanding at March 31, 2013	2,281,578	$15.78	$39,005	6.23

Vested and exercisable at March 31, 2013	1,560,413	$13.32	$30,516	5.50

Available for grant at March 31, 2013	1,754,791

The unrecognized compensation cost for unvested options as of March 31, 2013 was $4,348, which is expected to be expensed over a weighted average period of 2.32 years. The weighted-average fair value of options granted during the three months ended March 31, 2013 and 2012 was $10.07 and $9.42, respectively. The total fair value of shares vested during the three months ended March 31, 2013 and 2012 was $2,118 and $2,036, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2012*	5,207	$17.58	1,025,911	$21.36
Granted	—	—	473,430	29.43
Vested	(373)	15.72	(224,184)	20.10
Forfeited	—	—	(12,904)	21.53

Outstanding at March 31, 2013*	4,834	$17.72	1,262,253	$24.61

*	Excludes 104,000 and 124,000 vested restricted stock units as of March 31, 2013 and December 31, 2012, respectively for which the underlying common stock is yet to be issued.

As of March 31, 2013, unrecognized compensation cost of $27,033 is expected to be expensed over a weighted average period of 2.96 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

(Unaudited)

(In thousands, except share and per share amounts)

14. Geographical Information

	Three months ended March 31,
	2013	2012
Revenues
United States	$83,136	$75,948
United Kingdom	24,098	20,914
Rest of World	8,772	7,746

	$116,006	$104,608

	March 31, 2013	December 31, 2012
Fixed assets, net
India	$29,404	$29,539
United States	3,515	4,418
Philippines	5,164	4,363
Rest of World	890	1,036

	$38,973	$39,356

15. Commitments and Contingencies

Fixed Asset Commitments

As of March 31, 2013, the Company had committed to spend approximately $3,517 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

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

The Company’s operations centers in Manila, the Philippines are registered with PEZA. The registration provides the Company with certain fiscal incentives on the import of capital goods and requires Exl Philippines to meet certain performance and investment criteria. One of the Company’s operations centers in the Philippines benefited from a four-year income tax holiday that expired in May 2012. In February 2013, the Company received a one-year extension retroactively from May 2012 and expects to file another extension request after which no further extensions are presently permitted. Another operations center in the Philippines, which began operations in January 2012, benefits from a separate four-year income tax holiday that can be extended at PEZA’s discretion.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2013

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

The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2010 and its permanent establishment issues ranging from tax years 2003 to 2008 as of March 31, 2013 and December 31, 2012 is $18,868 and $18,624, respectively, of which the Company has already made payments or provided bank guarantees to the extent of $14,909 and $14,715, respectively. Amounts paid as deposits in respect of such assessments aggregating to $12,468 and $12,307 as of March 31, 2013 and December 31, 2012, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,441 and $2,408 as of March 31, 2013 and December 31, 2012, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability that the Company will ultimately be found liable for these assessments is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. It is possible that the Company might receive similar orders or assessments from tax authorities for subsequent years. Even if these disputes are resolved, the Indian tax authorities may still serve additional orders or assessments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Some of the statements in the following discussion are forward looking statements. See “Forward Looking Statements” below. Dollar amounts within Item 2 are presented as actual dollar amounts.

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

Overview

We are a leading provider of outsourcing and transformation services and focus on providing our clients with a positive business impact and enhancing their long term financial value. We customize our services to improve the economics of business performance and transform organizations to be leaner and more flexible. Our outsourcing services provide front-, middle- and back-office processing for our clients, who are primarily global companies. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, policy administration and finance and accounting, after which we administer and manage the operations for our client on an ongoing basis. We also offer a number of transformation services that include decision analytics, finance transformation and operations and process excellence services. These transformation services help our clients provide additional insight into their future financial and operational results, improve their operating environments through cost reduction, enhanced efficiency and productivity initiatives, and enhance the risk and control environments within our clients’ operations whether or not they are outsourced to us. We serve primarily the needs of Global 1000 companies in the insurance, healthcare, utilities, banking and financial services, travel, transportation and logistics sectors.

On October 12, 2012, we acquired Landacorp, Inc. (“Landacorp”), a leading provider of healthcare solutions and technology (the “Landacorp Acquisition”). Landacorp has more than 50 million lives under management on its software platforms and has developed services and technology solutions that share vital clinical data with payers, providers, plan participants and accountable care organizations.

We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe. We operate fifteen operations centers in India, six operations centers in the U.S., two operations centers each in the Philippines and Bulgaria and one operations center in each of Romania, Malaysia and the Czech Republic.

We generate revenues principally from contracts to provide outsourcing and transformation services. For the three months ended March 31, 2013, we had total revenues of $116.0 million compared to total revenues of $104.6 million in the three months ended March 31, 2012, an increase of $11.4 million or 10.9%.

Revenues from outsourcing services increased from $89.7 million for the three months ended March 31, 2012, to $97.6 million for the three months ended March 31, 2013. The increase in revenues from outsourcing services of $7.8 million for the three months ended March 31, 2013, was driven primarily by revenues of $4.3 million from the Landacorp Acquisition in 2012 and net volume increases from existing and new clients aggregating to $5.9 million. These increases were offset partially by a net decrease in revenues of $2.4 million primarily due to the depreciation of each of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenues from transformation services increased from $14.9 million for the three months ended March 31, 2012 to $18.4 million for the three ended March 31, 2013. The increase was primarily due to a combination of increased revenues in recurring or annuity-based decision analytics services and an increase in project-based engagements both in our decision analytics and finance transformation services. Revenues from new clients for transformation services were $0.3 million and $0.5 million during the three months ended March 31, 2013 and 2012, respectively.

We anticipate that our revenues will grow as we expand our service offerings and client base, both organically and through acquisitions. We provide our clients with a range of outsourcing services principally in the insurance, healthcare, utilities, banking and financial services, travel, transportation and logistics sectors, as well as cross-industry outsourcing services, such as finance and accounting services. Our clients transfer the management and execution of their processes or business functions to us. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

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

Through the Landacorp Acquisition on October 12, 2012, we added a leading care management software platform for healthcare payers. As a result of our Trumbull Acquisition, on October 1, 2011, we acquired the capability to provide subrogation services as well as access to a software platform called SubroSource™ for providing subrogation services to property and casualty insurers. In connection with our acquisition of Professional Data Management Again (“PDMA”) in April 2010, we acquired an insurance policy administration platform called LifePRO to administer life insurance, health insurance annuities and credit life and disability insurance policies for insurance and healthcare clients. As we increase our service capabilities utilizing platform- and other software-based services, revenues from such services will continue to grow in proportion to our total revenues. Revenues from annual maintenance and support contracts for our software platforms provide us with a relatively predictable revenue base and are generally recognized ratably over the terms of the contracts. New license sales and implementation projects have a long selling cycle and it is difficult to predict the timing of signing of such new contracts which may lead to fluctuations in our short term revenues.

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

We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 71.7% and 20.8%, respectively, of our total revenues for the three months ended March 31, 2013 and approximately 72.6% and 20.0%, respectively, of our total revenues for the three months ended March 31, 2012.

In the three months ended March 31, 2013 and 2012, our total revenues from our top ten clients accounted for 59.7% and 60.3% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three months ended March 31, 2013 compared to one client during the three months ended March 31, 2012. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients.

We derived revenues from seven and eleven new clients for our services in the three months ended March 31, 2013 and 2012, respectively.

Revenues also include amounts representing reimbursable expenses that are billed to and reimbursed by our clients and typically include telecommunication and travel-related costs. The amount of reimbursable expenses that we incur, and any resulting revenues, can vary significantly depending on each client’s situation and on the type of services provided. For the three months ended March 31, 2013 and 2012, 3.8% and 4.0%, respectively, of our revenues represent reimbursement of such expenses.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table summarizes our results of operations:

	Three months ended March 31,
	2013	2012
	(in million)
Revenues(1)	$116.0	$104.6
Cost of revenues (exclusive of depreciation and amortization)(2)	72.9	66.7

Gross profit	43.1	37.9

Operating expenses:
General and administrative expenses(3)	15.0	13.3
Selling and marketing expenses(3)	9.8	7.8
Depreciation and amortization expenses(4)	6.5	6.4

Total operating expenses	31.3	27.5

Income from operations	11.8	10.4
Other income/(expense):
Foreign exchange (loss)/gain	—	1.1
Interest and other income	1.0	0.4

Income before income taxes	12.8	11.9
Income tax provision	3.0	3.0

Net income	$9.8	$8.9

(1)	Revenues include reimbursable expenses of $4.4 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Cost of revenues includes $0.9 million and $0.7 million during the three months ended March 31, 2013 and 2012, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to employees directly involved in providing services to our clients as described in Note 13 to our unaudited consolidated financial statements contained herein.
(3)	General and administrative expenses and selling and marketing expenses include $2.8 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively, of non-cash amortization of stock compensation expense relating to the issuance of equity awards to our non-operations staff as described in Note 13 to our unaudited consolidated financial statements contained herein.
(4)	Depreciation and amortization includes $1.6 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively, of amortization of intangibles as described in Note 5 to our unaudited consolidated financial statements contained herein.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Revenues increased 10.9%, from $104.6 million for the three months ended March 31, 2012 to $116.0 million for the three months ended March 31, 2013. Revenues from outsourcing services increased from $89.7 million during the three months ended March 31, 2012 to $97.6 million during the three months ended March 31, 2013. The increase in revenues from outsourcing services of $7.8 million was primarily driven by revenues of $4.3 million from the Landacorp Acquisition and net volume increases from existing and new clients aggregating to $5.9 million. These increases were partially offset by a net decrease in revenues of $2.4 million, primarily due to the depreciation of each of the Indian rupee, U.K. pound sterling and Czech koruna against the U.S. dollar during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenues from transformation services increased from $14.9 million for the three months ended March 31, 2012 to $18.4 million for the three months ended March 31, 2013. The increase was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and finance transformation services. Revenues from new clients for transformation services were $0.3 million and $0.5 million during the three months ended March 31, 2013 and 2012, respectively.

Cost of Revenues. Cost of revenues increased 9.4%, from $66.7 million for the three months ended March 31, 2012 to $72.9 million for the three months ended March 31, 2013. The increase in cost of revenues was primarily due to an increase in employee-related costs of $8.9 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $1.8 million of employee-related costs related to the Landacorp Acquisition. We also experienced an increase in reimbursable expenses of $0.2 million (resulting in an increase in revenues) and an increase in facilities, technology and other operating expenses of $0.6 million (primarily due to the Landacorp Acquisition and new operations centers to support business growth). These increases were partially offset by a decrease of $3.5 million due to the net effect of depreciation of the Indian rupee and the Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Cost of revenues as a percentage of revenues decreased marginally from 63.7% for the three months ended March 31, 2012 to 62.9% for the three months ended March 31, 2013.

Gross Profit. Gross profit increased 13.6%, from $37.9 million for the three months ended March 31, 2012 to $43.1 million for the three months ended March 31, 2013. The increase in gross profit was primarily due to an increase in revenues of $11.4 million, offset by an increase in cost of revenues of $6.2 million. Gross profit as a percentage of revenues increased marginally from 36.3% for the three months ended March 31, 2012 to 37.1% for the three months ended March 31, 2013, primarily due to the Landacorp Acquisition in October 2012, and depreciation of the Indian rupee against the U.S. dollar during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased 17.3%, from $21.1 million for the three months ended March 31, 2012 to $24.8 million for the three months ended March 31, 2013. The increase in SG&A expenses was primarily due to an increase in employee-related costs of $3.6 million, including $1.6 million of employee-related costs related to the Landacorp Acquisition and our continued investment in sales and client management personnel. We also experienced an increase in other SG&A expenses of $0.6 million, primarily due to increased professional fees, facilities and technology costs incurred at our new operating centers, costs associated with the Landacorp Acquisition as well as increases in other marketing expenses. These increases were partially offset by a decrease of $0.6 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a percentage of revenues, SG&A expenses increased from 20.2% for the three months ended March 31, 2012 to 21.4% for the three months ended March 31, 2013, primarily as a result of the Landacorp Acquisition.

Depreciation and Amortization. Depreciation and amortization increased 2.4% from $6.4 million for the three months ended March 31, 2012 to $6.5 million for the three months ended March 31, 2013. The increase is primarily due to an increase in amortization of acquisition-related intangibles of $0.2 million and depreciation related to our new operations centers of $0.2 million offset by a decrease of $0.3 million due to the net effect of depreciation of the Indian rupee and the Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As a percentage of revenues, depreciation and amortization expenses decreased from 6.1% for the three months ended March 31, 2012 to 5.6% for the three months ended March 31, 2013.

Income from Operations. Income from operations increased 12.9%, from $10.4 million for the three months ended March 31, 2012 to $11.8 million for the three months ended March 31, 2013. As a percentage of revenues, income from operations increased marginally from 10.0% for the three months ended March 31, 2012 to 10.2% for the three months ended March 31, 2013. The increase in income from operations as a percentage of revenues was primarily due to higher margins from the Landacorp Acquisition during the three months ended March 31, 2013.

Other Income/(Expense). Other income/(expense) is comprised of foreign exchange gains and losses, interest income, interest expense and other items. Other income/(expense) decreased from $1.5 million for the three months ended March 31, 2012 to $1.0 million for the three months ended March 31, 2013, due to insignificant net foreign exchange loss during the three months ended March 31, 2013 compared to net foreign exchange gain of $1.1 million during the three months ended March 31, 2012 attributable to movement of the U.S. dollar against the Indian rupee, offset by increase of $0.6 million in net interest income and other income. The average exchange rate of the Indian rupee against the U.S. dollar increased from 49.78 during the three months ended March 31, 2012 to 53.95 during the three months ended March 31, 2013.

Provision for Income Taxes. Provision for income taxes was $3.0 million in each of the three months ended March 31, 2012 and March 31, 2013, respectively. The effective rate of taxes decreased from 25.3% during the three months ended March 31, 2012 to 23.5% during the three months ended March 31, 2013. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased 9.5%, from $8.9 million for the three months ended March 31, 2012 to $9.8 million for the three months ended March 31, 2013, primarily due to an increase in operating income of $1.4 million, offset by a decrease in other income of $0.5 million. As a percentage of revenues, net income decreased from 8.5% for the three months ended March 31, 2012 to 8.4% for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had $108.6 million in cash and cash equivalents and short-term investments (including $58.4 million held by our foreign subsidiaries). We do not intend to repatriate our overseas funds since our future growth depends upon the continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we need to continuously and permanently reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would need to accrue and pay applicable taxes.

Cash flows provided by operating activities increased from $4.4 million in the three months ended March 31, 2012 to $6.6 million in the three months ended March 31, 2013. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments, affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant. The increase in cash flows provided by operations for the three months ended March 31, 2013 was predominantly due to an increase in net income adjusted for non-cash items by $1.4 million along with a decrease in working capital of $0.9 million. The increase in net income adjusted for non-cash items is primarily due to an increase in net income of $0.8 million, stock based compensation expense of $0.9 million and depreciation and amortization expense of $0.2 million, offset by decrease in unrealized foreign exchange gain of $0.8 million.

Changes in operating assets and liabilities are primarily due to an increase in cash provided by accrued employee cost of $2.0 million and other assets of $1.1 million offset by decrease in cash paid for accounts payable by $0.9 million and advance income tax, net by $1.0 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our days’ sales outstanding was 59 days as of March 31, 2013 compared to 56 days as of December 31, 2012.

Cash flows used for investing activities decreased from $8.4 million in the three months ended March 31, 2012 to $7.8 million in the three months ended March 31, 2013. The decrease is primarily due to decrease in capital expenditure of $2.7 million offset by net proceeds from redemption of short term investments of $0.9 million and payment of working capital adjustment for the Landacorp Acquisition of $1.2 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Cash flows provided by financing activities decreased from $2.3 million in the three months ended March 31, 2012 to $0.6 million during the three months ended March 31, 2013. The decrease is primarily due to proceeds from the exercise of stock options of $1.4 million during the three months ended March 31, 2013 compared to $2.9 million during the three months ended March 31, 2012.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred approximately $6.6 million of capital expenditures in the three months ended March 31, 2013. We expect to incur capital expenditures of between $15.0 million to $20.0 million in the remainder of 2013, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders. Refer to Note 15 to our unaudited consolidated financial statements for further details.

On May 26, 2011, we entered into a three-year credit agreement (the “Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the Credit Facility may be used for working capital and general corporate purposes. Originally a $50.0 million revolving facility, including a letter of credit sub-facility, the availability under the Credit Facility was reduced to $15.0 million in June 2012. Upon our request, however, and the fulfillment of certain conditions, the Credit Facility may be increased to $50.0 million. As of March 31, 2013, we did not have any borrowings under the Credit Facility.

We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2013:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(in millions)
Capital leases	$1.9	$2.5	$0.2	$—	$4.6
Operating leases	7.7	13.0	2.4	1.0	24.1
Purchase obligations	3.5	—	—	—	3.5
Other obligations(a)	1.7	2.9	2.4	2.9	9.9

Total contractual cash obligations(b)	$14.8	$18.4	$5.0	$3.9	$42.1

(a)	Represents estimated payments under the Company’s Gratuity Plan.
(b)	Excludes $3.0 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

Our operations centers in Manila, the Philippines are registered with PEZA. The registration provides us with certain fiscal incentives on the import of capital goods and requires that Exl Philippines meet certain performance and investment criteria. One of our operations centers in the Philippines benefited from a four-year income tax holiday that expired in May 2012. In February 2013, we received a one-year extension retroactively from May 2012 and expect to file another extension request after which no further extensions are presently permitted. Another operations center in the Philippines, which began operations in January 2012, benefits from a separate four-year income tax holiday that can be extended at PEZA’s discretion.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (ASU No. 2011-11) which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This authoritative guidance was issued to enhance disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address implementation issues surrounding the scope of ASU No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. The adoption of this guidance from January 2013 did not have a material impact on our unaudited consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU

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

In October 2012, the FASB issued ASU No. 2012-04. This ASU makes technical corrections and improvements to a variety of topics in the FASB Accounting Standards Codification (the “Codification”). The changes include source literature amendments, guidance clarification, reference corrections and relocated guidance. The ASU also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The adoption of this standard effective January 1, 2013 did not have a material impact on our unaudited consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU No. 2013-02). Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 became effective from January 1, 2013 and the new guidance did not have any material impact on our unaudited consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2013, the Company acquired 13,018 shares of common stock, respectively from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $389,058. The purchase price of $29.89 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

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

EXLSERVICE HOLDINGS, INC.

Date: May 3, 2013	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Executive Vice President and
Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)