Form 10-Q
period 2013-06-30
ExlService Holdings, Inc.
filed 2013-07-30
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-33089

EXLSERVICE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	82-0572194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 PARK AVENUE, 38TH FLOOR NEW YORK, NEW YORK	10017
(Address of principal executive offices)	(Zip code)

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

As of July 26, 2013, there were 32,733,951 shares of the registrant’s common stock outstanding (excluding 349,280 shares held in treasury and 4,434 shares of restricted stock), par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Recasted)
Assets
Current assets:
Cash and cash equivalents	$114,569	$103,037
Short-term investments	5,628	6,137
Restricted cash	437	573
Accounts receivable, net	76,214	72,443
Prepaid expenses	4,594	5,072
Deferred tax assets, net	4,236	7,460
Advance income tax, net	3,629	4,317
Other current assets	7,763	7,065

Total current assets	217,070	206,104

Fixed assets, net	35,656	39,356
Restricted cash	3,570	3,752
Deferred tax assets, net	15,387	14,123
Intangible assets, net	37,283	40,711
Goodwill	108,730	110,948
Other assets	18,628	20,860

Total assets	$436,324	$435,854

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,174	$3,604
Deferred revenue	7,946	7,922
Accrued employee cost	21,257	29,393
Accrued expenses and other current liabilities	32,409	31,737
Current portion of capital lease obligations	1,471	1,685

Total current liabilities	65,257	74,341

Capital lease obligations, less current portion	1,969	2,679
Non-current liabilities	16,136	14,317

Total liabilities	83,362	91,337

Commitments and contingencies (See Note 15)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 33,066,381 shares issued and 32,717,101 shares outstanding as of June 30, 2013 and 32,540,082 shares issued and 32,203,820 shares outstanding as of December 31, 2012	33	33
Additional paid-in-capital	204,209	195,248
Retained earnings	207,880	188,882
Accumulated other comprehensive loss	(55,774)	(36,647)

Total stockholders’ equity including shares held in treasury	356,348	347,516

Less: 349,280 shares as of June 30, 2013 and 336,262 shares as of December 31, 2012, held in treasury, at cost	(3,413)	(3,024)

ExlService Holdings, Inc. stockholders’ equity	352,935	344,492
Non-controlling interest	27	25

Total stockholders’ equity	352,962	344,517

Total liabilities and stockholders’ equity	$436,324	$435,854

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$116,008	$108,030	$232,014	$212,638
Cost of revenues (exclusive of depreciation and amortization)	73,930	66,045	146,843	132,717

Gross profit	42,078	41,985	85,171	79,921

Operating expenses:
General and administrative expenses	13,753	13,858	28,474	27,205
Selling and marketing expenses	9,136	7,694	18,891	15,493
Depreciation and amortization	6,362	6,040	12,874	12,399

Total operating expenses	29,251	27,592	60,239	55,097

Income from operations	12,827	14,393	24,932	24,824
Other income/(expense):
Foreign exchange loss	(569)	(2,080)	(618)	(1,022)
Interest and other income, net	593	367	1,296	814

Income before income taxes	12,851	12,680	25,610	24,616
Income tax provision	3,615	3,626	6,612	6,646

Net income	$9,236	$9,054	$18,998	$17,970

Earnings per share:
Basic	$0.28	$0.28	$0.58	$0.57
Diluted	$0.27	$0.27	$0.56	$0.55
Weighted-average number of shares used in computing earnings per share:
Basic	32,778,800	31,970,881	32,650,852	31,708,237
Diluted	33,899,097	33,096,607	33,810,156	32,940,231

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$9,236	$9,054	$18,998	$17,970
Other comprehensive loss:
Unrealized loss on effective cash flow hedges, net of taxes ($2,315), ($3,590), ($1,689) and ($1,490), respectively	(8,734)	(9,840)	(7,287)	(3,631)
Foreign currency translation adjustment	(15,297)	(12,601)	(13,606)	(6,455)
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes $361, $1,328, $789 and $1,432(1)	783	3,554	1,709	3,831
Retirement benefits, net of taxes $9, $7, $17 and $14, respectively(2)	27	24	57	50

Total other comprehensive loss	(23,221)	(18,863)	(19,127)	(6,205)

Total comprehensive (loss)/income	$(13,985)	$(9,809)	$(129)	$11,765

(1)	These are reclassified to net income and are included in the foreign exchange loss in the unaudited consolidated statements of income. See Note 7 to the unaudited consolidated financial statements.
(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 10 to the unaudited consolidated financial statements.

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$18,998	$17,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,874	12,399
Stock-based compensation expense	6,505	5,458
Amortization of debt issuance cost	76	76
Non-employee stock options	—	32
Unrealized foreign exchange gain	(4,788)	(1,793)
Deferred income taxes	2,373	(1,271)
Non-controlling interest	2	—
Change in operating assets and liabilities:
Restricted cash	44	(125)
Accounts receivable	(3,896)	(5,948)
Prepaid expenses and other current assets	(2,389)	(3,875)
Accounts payable	(1,283)	(689)
Deferred revenue	46	(1,393)
Accrued employee cost	(6,599)	(7,282)
Accrued expenses and other liabilities	2,882	1,118
Advance income tax, net	489	3,188
Other assets	67	1,588

Net cash provided by operating activities	25,401	19,453

Cash flows from investing activities:
Purchase of fixed assets	(10,281)	(13,199)
Business acquisition (net of cash acquired)	(1,183)	—
Purchase of short-term investments	(166)	(3,292)
Proceeds from redemption of short-term investments	281	4,321

Net cash used for investing activities	(11,349)	(12,170)

Cash flows from financing activities:
Principal payments on capital lease obligations	(787)	(872)
Acquisition of treasury stock	(389)	(331)
Proceeds from exercise of stock options	2,456	7,280

Net cash provided by financing activities	1,280	6,077

Effect of exchange rate changes on cash and cash equivalents	(3,800)	(1,233)

Net increase in cash and cash equivalents	11,532	12,127
Cash and cash equivalents, beginning of period	103,037	82,393

Cash and cash equivalents, end of period	$114,569	$94,520

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The non-controlling interest represents the minority partner’s interest in the operation of exl Service.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations in the unaudited consolidated balance sheets and unaudited consolidated statements of income, respectively. This non-controlling interest in these operations for the three and six months ended June 30, 2013 and 2012 was insignificant and is included under general and administrative expenses in the unaudited consolidated statements of income.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, service tax receivables, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based compensation expense, depreciation and amortization periods, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (ASU No. 2011-11) which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. This authoritative guidance was issued to enhance disclosure requirements on offsetting financial assets and liabilities. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB further issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” to address implementation issues surrounding the scope of ASU No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. The adoption of this guidance from January 2013 did not have a material impact on the Company’s unaudited consolidated financial statements.

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

In October 2012, the FASB issued ASU No. 2012-04 . This ASU makes technical corrections and improvements to a variety of topics in the FASB Accounting Standards Codification (the “Codification”). The changes include source literature amendments, guidance clarification, reference corrections and relocated guidance. The ASU also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The adoption of this standard effective January 1, 2013 did not have a material impact on the Company’s unaudited consolidated financial statements.

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

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (ASU 2013-05). It applies to the release of the CTA into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the amendments are effective for fiscal years and interim reporting periods beginning after December 15, 2013. The Company is currently assessing the impact, if any, on its unaudited consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU No. 2013-11). The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for an NOL carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company is currently assessing the impact, if any, on its unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2013	December 31, 2012
Accrued expenses	$16,757	$20,134
Derivative instruments	9,485	6,403
Other current liabilities	6,167	5,200

Accrued expenses and other current liabilities	$32,409	$31,737

Non-current liabilities

Non-current liabilities consist of the following:

	June 30, 2013	December 31, 2012
Derivative instruments	$5,283	$3,458
Unrecognized tax benefits	2,593	2,680
Deferred rent	5,013	4,631
Retirement benefits	2,391	2,380
Other non-current liabilities	856	1,168

Non-current liabilities	$16,136	$14,317

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerators:
Net income	$9,236	$9,054	$18,998	$17,970

Denominators:
Basic weighted average common shares outstanding	32,778,800	31,970,881	32,650,852	31,708,237
Dilutive effect of share based awards	1,120,297	1,125,726	1,159,304	1,231,994

Diluted weighted average common shares outstanding	33,899,097	33,096,607	33,810,156	32,940,231

Earnings per share:
Basic	$0.28	$0.28	$0.58	$0.57
Diluted	$0.27	$0.27	$0.56	$0.55
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	150,902	539,818	253,810	439,028

4. Segment Information

The Company is organized around its outsourcing services and transformation services segments. The Company’s acquisition of Landacorp, Inc. (“Landacorp”) is classified within the outsourcing services segment. See note 5 for further details regarding the acquisition of Landacorp (the “Landacorp Acquisition”).

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

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the three months ended June 30, 2013 and 2012 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$97,328	$18,680	$116,008	$88,922	$19,108	$108,030
Cost of revenues (exclusive of depreciation and amortization)	59,483	14,447	73,930	54,501	11,544	66,045

Gross profit	$37,845	$4,233	$42,078	$34,421	$7,564	$41,985

Operating expenses			29,251			27,592
Other income/(expense)			24			(1,713)
Income tax provision			3,615			3,626

Net income			$9,236			$9,054

Revenues and cost of revenues for each of the six months ended June 30, 2013 and 2012 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$194,900	$37,114	$232,014	$178,656	$33,982	$212,638
Cost of revenues (exclusive of depreciation and amortization)	118,959	27,884	146,843	110,979	21,738	132,717

Gross profit	$75,941	$9,230	$85,171	$67,677	$12,244	$79,921

Operating expenses			60,239			55,097
Other income/(expense)			678			(208)
Income tax provision			6,612			6,646

Net income			$18,998			$17,970

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

After the December 31, 2012 consolidated financial statements were issued, the Company received further information including a revised valuation report from a third party valuation firm with respect to the Landacorp Acquisition. After considering the results of the additional information, the Company revised its estimates related to certain of its acquired intangibles and other assets as of the date of acquisition as follows:

	Revised Allocation	Initial Allocation
Assets
Identifiable intangible assets:
Customer relationships	$5,664	$7,095
Developed technology	3,881	5,313
Trade names	601	549
Net tangible assets	9,261	10,727
Goodwill	19,276	14,999

Total purchase price*	$38,683	$38,683

*	Includes $4,500 deposited in escrow accounts in connection with the acquisition.

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

Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of acquisition. Accordingly, the Company may adjust the amounts recorded as of June 30, 2013 to reflect any revised valuations of the assets acquired or liabilities assumed. The Company’s purchase accounting as of June 30, 2013 was incomplete primarily due to the pending final assessment of the realizability of the Landacorp’s federal and state net operating losses in the U.S. as of October 12, 2012. The total amount of deferred tax assets recognized for the acquired federal and state net operating losses is $5,486 as of June 30, 2013 and is included under “deferred tax assets” in the unaudited consolidated financial statements.

Goodwill

The following table sets forth details of the Company’s goodwill balance as of June 30, 2013:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2012	$75,502	$16,785	$92,287
Goodwill arising from Landacorp acquisition	19,276	—	19,276
Purchase accounting adjustments (1)	422	—	422
Currency translation adjustments	(1,037)	—	(1,037)

Balance at December 31, 2012	$94,163	$16,785	$110,948
Currency translation adjustments	(2,218)	—	(2,218)

Balance at June 30, 2013	$91,945	$16,785	$108,730

(1)	Relates to the acquisition of Business Process Outsourcing Inc. (“OPI”) on May 31, 2011 (the “OPI Acquisition”) pertaining to service tax receivables included under “other current assets” in the consolidated balance sheet as of December 31, 2011.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,652	$(10,027)	$28,625
Leasehold benefits	3,106	(1,367)	1,739
Developed technology	6,013	(1,072)	4,941
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(1,344)	1,978

	$52,409	$(15,126)	$37,283

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,728	$(7,832)	$30,896
Leasehold benefits	3,355	(1,213)	2,142
Developed technology	6,013	(683)	5,330
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(979)	2,343

	$52,734	$(12,023)	$40,711

Amortization expense for the three months ended June 30, 2013 and 2012 was $1,596 and $1,365, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $3,230 and $2,759, respectively. The weighted average life of intangible assets was 8.8 years for customer relationships, 6.8 years for leasehold benefits, 8.0 years for developed technology, 1.5 years for non-compete agreements and 3.5 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of June 30, 2013 and December 31, 2012.

Estimated amortization of intangible assets during the year ending June 30,

2014	$6,109
2015	$5,559
2016	$5,559
2017	$5,553
2018	$5,464

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of June 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$66,581	$—	$—	$66,581
Derivative financial instruments	—	645	—	645

Total	$66,581	$645	$—	$67,226

Liabilities
Derivative financial instruments	$—	$14,768	$—	$14,768

Total	$—	$14,768	$—	$14,768

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$64,766	$—	$—	$64,766
Derivative financial instruments	—	1,730	—	1,730

Total	$64,766	$1,730	$—	$66,496

Liabilities
Derivative financial instruments	—	9,861	—	$9,861

Total	$—	$9,861	$—	$9,861

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

The Company had outstanding foreign exchange contracts totaling $250,848 and GBP 12,580 as of June 30, 2013 and totaling $221,255 and GBP 11,544 as of December 31, 2012. The Company estimates that approximately $9,230 of net derivative losses included in AOCI could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2013. As of June 30, 2013, the maximum outstanding term of derivative instruments that hedge forecasted transactions was thirty-three months.

The Company evaluates the hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange loss. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended June 30, 2013 and 2012.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments

	June 30,	December 31,
	2013	2012
Other current assets:
Foreign currency exchange contracts	$255	$980
Other assets:
Foreign currency exchange contracts	$58	$750
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$9,485	$6,249
Other non-current liabilities:
Foreign currency exchange contracts	$5,283	$3,458

Derivatives not designated as hedging instruments:

	June 30,	December 31,
	2013	2012
Other current assets:
Foreign currency exchange contracts	$332	$—
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$—	$154

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended June 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$(11,049)	$(13,430)	Foreign exchange loss	$(1,144)	$(4,882)	Foreign exchange loss	$—	$—

		Amount of Gain/(Loss) recognized in Income on Derivatives
Derivatives not designated as Hedging Instruments	Location of Gain/(Loss) recognized in Income on Derivatives	2013	2012
Foreign exchange contracts	Foreign exchange loss	$(4,837)	$(2,596)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the six months ended June 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$(8,976)	$(5,121)	Foreign exchange loss	$(2,498)	$(5,263)	Foreign exchange loss	$—	$—

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	2013	2012
Foreign exchange contracts	Foreign exchange loss	$(2,539)	$302

8. Fixed Assets

The components of fixed assets, net of accumulated depreciation, consisted of the following:

	June 30, 2013	December 31, 2012
Owned Assets:
Network equipment, computers and software	$62,998	$62,580
Buildings	1,339	1,447
Land	876	946
Leasehold improvements	22,941	23,919
Office furniture and equipment	10,534	10,695
Motor vehicles	613	638
Capital work in progress	2,006	1,707

	101,307	101,932
Less: Accumulated depreciation and amortization	(67,786)	(65,581)

	$33,521	$36,351

Assets under capital leases:
Network equipment, computers and software	$332	$361
Leasehold improvements	2,273	2,454
Office furniture and equipment	1,305	1,432
Motor vehicles	865	954

	4,775	5,201
Less: Accumulated depreciation and amortization	(2,640)	(2,196)

	$2,135	$3,005

Fixed assets, net	$35,656	$39,356

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended June 30, 2013 and 2012 was $4,766 and $4,675, respectively, and $9,644 and $9,640 for the six months ended June 30, 2013 and 2012, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Capital work in progress represents advances paid toward acquisitions of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended June 30, 2013, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock. During the six months ended June 30, 2013, the Company acquired 13,018 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $389. The purchase price of $29.89 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

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

Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$293	$292	$601	$563
Interest cost	115	100	236	211
Expected return on plan assets	(42)	(42)	(87)	(61)
Actuarial loss	36	31	74	64

Net gratuity cost	$402	$381	$824	$777

The Gratuity Plans in India are partially funded and are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 9.5% on these Gratuity Plans for the year ended March 31, 2013.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Change in Plan Assets
Plan assets at January 1, 2013	$2,201
Actual return	121
Effect of exchange rate changes	(171)

Plan assets at June 30, 2013	$2,151

The Company maintains the ExlService.com LLC. 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $354 and $303 during the three month periods ended June 30, 2013 and June 30, 2012, respectively, and $973 and $680 during the six month periods ended June 30, 2013 and June 30, 2012, respectively, under the plans as applicable for these years.

During the three and six month periods ended June 30, 2013 and 2012, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Three months ended June 30, 2013	$1,413
Three months ended June 30, 2012	$1,362
Six months ended June 30, 2013	$2,860
Six months ended June 30, 2012	$2,843

11. Leases

The Company finances its use of certain computer hardware, leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of June 30, 2013 are as follows:

Year ending June 30,
2014	$1,734
2015	1,259
2016	837
2017	55

Total minimum lease payments	3,885
Less: amount representing interest	445

Present value of minimum lease payments	3,440
Less: current portion	1,471

Long term capital lease obligation	$1,969

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending June 30,
2014	$8,759
2015	8,072
2016	6,107
2017	974
2018	635
2019 and thereafter	820

$25,367

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight-line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $4,448 and $4,302 for the three months ended June 30, 2013 and 2012, respectively, and $8,785 and $8,984 for the six months ended June 30, 2013 and 2012, respectively. Deferred rent as of June 30, 2013 and December 31, 2012 was $5,219 and $4,893, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

12. Income Taxes

The Company recorded income tax expense of $3,615 and $3,626 for the three months ended June 30, 2013 and 2012, respectively, and $6,612 and $6,646 for the six months ended June 30, 2013 and 2012, respectively. The effective rate of taxes decreased from 28.6% during the three months ended June 30, 2012 to 28.1% during the three months ended June 30, 2013. The effective rate of taxes decreased from 27.0% during the six months ended June 30, 2012 to 25.8% during the six months ended June 30, 2013. The decrease in effective tax rate is primarily due to the extension of a one-year tax holiday period for one of the operating centers in the Philippines retroactively from May 2012 and other immaterial items, partially offset by the expiration of a portion of the tax holiday in our Bengaluru center in India as mentioned below.

The Company benefited from a four-year income tax holiday for one of its operations centers in the Philippines that expired in May 2012. The tax benefit was extendable by two successive one-year periods on fulfillment of certain performance and investment criteria. The Company fulfilled such obligations and extensions have been granted by the Philippines Economic Zone Authority (“PEZA”) in February 2013 retroactively from May 2012 and in May 2013 for an additional one year which will expire in May 2014. Other operations centers in the Philippines, which began operations in January 2012 and in May 2013, respectively, benefit from a separate four-year income tax holiday from the date of their starting operations that can be extended at PEZA’s discretion for two successive one-year periods. While the Company is reasonably certain that these benefits will continue to be available for the expected period, it is possible that such tax holidays or extensions may be conditioned or removed entirely due to changes in applicable legislation by the government of the Philippines. Should any of these events occur, the Company’s tax liability in the Philippines would likely increase.

The Company’s operations centers in Jaipur and Noida, India, which were established in Special Economic Zones (“SEZs”) in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, the Company also acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. The operations center in Bengaluru completed its first five years of operations on March 31, 2012 during which such operations were entitled to a 100% tax exemption on export profits. Under Indian tax regulations, the Bengaluru operations center is entitled to a 50% tax exemption on export profits for five years from April 1, 2012. The Company’s tax expense for the Bengaluru center increased after April 1, 2012 and will further increase after the expiration of the current five-year term in 2017. The Company also established a new operations center in Pune, India in June 2012 and in Kochi, India in May 2013, which are located in SEZs. The Company anticipates establishing additional operations centers in SEZs or other tax advantaged locations in the future.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At June 30, 2013 and December 31, 2012, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on net operating loss carry forwards. Accordingly, the Company had recorded a valuation allowance of $665 for each of June 30, 2013 and December 31, 2012, respectively.

The Company’s Indian subsidiaries are liable to pay the Minimum Alternative Tax (“MAT”) under India’s domestic tax laws. As of June 30, 2013 and December 31, 2012, deferred income taxes related to the MAT were approximately $2,933 and $2,932, respectively, expiring through various years until 2024.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2013 through June 30, 2013:

Balance as of January 1, 2013	$3,019
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	(150)

Balance as of June 30, 2013	$2,869

The unrecognized tax benefits as of June 30, 2013 of $2,869, if recognized, would impact the effective tax rate. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

The Company has recognized interest and penalties of $56 and $117 during the three and six months ended June 30, 2013, respectively, which are included in the income tax provision in the consolidated statements of income.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of revenue	$529	$586	$1,398	$1,241
General and administrative expenses	1,265	1,279	2,816	2,605
Selling and marketing expenses	1,066	850	2,291	1,612

Total	$2,860	$2,715	$6,505	$5,458

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Dividend yield	—	0%	0%	0%
Expected life (years)	—	4.50	5.50	5.38
Risk free interest rate	—	0.74%	0.87%	0.97%
Volatility	—	40%	40%	40%

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	2,454,634	$15.30	$27,554	6.38
Granted	14,301	26.76
Exercised	(234,420)	10.48
Forfeited	—	—

Outstanding at June 30, 2013	2,234,515	$15.88	$30,576	6.01

Vested and exercisable at June 30, 2013	1,560,450	$13.29	$25,387	5.29

Available for grant at June 30, 2013	1,740,671

The unrecognized compensation cost for unvested options as of June 30, 2013 was $3,850, which is expected to be expensed over a weighted average period of 2.12 years. The weighted-average fair value of options granted during the three months ended June 30, 2013 and 2012 was $0 and $9.41, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2013 and 2012 was $10.07 and $9.43, respectively. The total fair value of shares vested during the three months ended June 30, 2013 and 2012 was $205 and $311, respectively. The total fair value of shares vested during the six months ended June 30, 2013 and 2012 was $2,324 and $2,348, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2012*	5,207	$17.58	1,025,911	$21.36
Granted	—	—	500,430	29.48
Vested	(373)	15.72	(279,506)	20.02
Forfeited	(400)	17.72	(25,384)	23.46

Outstanding at June 30, 2013*	4,434	$17.72	1,221,451	$24.95

*	Excludes 112,000 and 124,000 vested restricted stock units as of June 30, 2013 and December 31, 2012, respectively, for which the underlying common stock is yet to be issued.

As of June 30, 2013, unrecognized compensation cost of $25,165 is expected to be expensed over a weighted average period of 2.77 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

14. Geographical Information

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
United States	$84,638	$77,617	$167,774	$153,565
United Kingdom	23,088	22,071	47,186	42,985
Rest of World	8,282	8,342	17,054	16,088

	$116,008	$108,030	$232,014	$212,638

	June 30, 2013	December 31, 2012
Fixed assets, net
India	$24,095	$29,539
United States	4,297	4,418
Philippines	6,456	4,363
Rest of World	808	1,036

	$35,656	$39,356

15. Commitments and Contingencies

Fixed Asset Commitments

As of June 30, 2013, the Company had committed to spend approximately $2,539 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

Other Commitments

Certain units of the Company’s Indian subsidiaries were established as 100% Export-Oriented units under the Software Technology Parks of India (“STPI”) scheme promulgated by the Government of India, which provided the Company with certain incentives on imported and indigenous capital goods on fulfillment of certain conditions. Although the corporate tax incentives under the STPI scheme are no longer available to the Company, the units are required to fulfill such conditions for a limited time. In the event that these units are unable to meet the prescribed conditions over the specified period, the Company may be required to refund those incentives along with penalties and fines. The Company’s management believes, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

The Company’s operations centers in the Philippines are registered with PEZA. The registration provides the Company with certain fiscal incentives on the import of capital goods and requires Exl Philippines to meet certain performance and investment criteria. The Company’s management believes that these centers have in the past satisfied and will continue to satisfy the required criteria.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2007 and its permanent establishment issues ranging from tax years 2003 to 2006 as of June 30, 2013 and December 31, 2012 is $15,617 and $18,624, respectively, of which the Company has already made payments or provided bank guarantees to the extent of $13,626 and $14,715, respectively. Amounts paid as deposits in respect of such assessments aggregating to $11,395 and $12,307 as of June 30, 2013 and December 31, 2012, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,231 and $2,408 as of June 30, 2013 and December 31, 2012, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of June 30, 2013 and December 31, 2012.

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

The forward looking statements made by us in this Quarterly Report on Form 10-Q, or elsewhere, speak only as of the date on which they were made. New risks and uncertainties come up from time to time, and it is impossible for us to predict those events or how they may affect us. We have no obligation to update any forward looking statements in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by federal securities laws.

Executive Summary

We are a leading provider of outsourcing and transformation services and focus on providing our clients with a positive business impact and enhancing their long term financial value. We customize our services to improve the economics of business performance and transform organizations to be leaner and more flexible. Our outsourcing services provide front-, middle- and back-office processing for our clients, who are primarily Global 1000 Companies. We also offer a number of transformation services including decision analytics, finance transformation and operations and process excellence consulting.

Our global delivery network, comprising highly trained industry and process specialists across the United States, Europe and Asia, is a key asset. We operate sixteen operations centers in India, six operations centers in the U.S., three operations centers in the Philippines, two operations centers in Bulgaria and one operations center in each of Romania, Malaysia and the Czech Republic.

For the three months ended June 30, 2013, we had total revenues of $116.0 million compared to total revenues of $108.0 million for the three months ended June 30, 2012, an increase of $8.0 million or 7.4%. Revenues from outsourcing services increased from $88.9 million for the three months ended June 30, 2012, to $97.3 million for the three months ended June 30, 2013. Revenues from transformation services decreased from $19.1 million for the three months ended June 30, 2012 to $18.7 million for the three ended June 30, 2013.

For the six months ended June 30, 2013, we had total revenues of $232.0 million compared to total revenues of $212.6 million for the six months ended June 30, 2012, an increase of $19.4 million or 9.1%. Revenues from outsourcing services increased from $178.7 million for the six months ended June 30, 2012, to $194.9 million for the six months ended June 30, 2013. Revenues from transformation services increased from $34.0 million for the six months ended June 30, 2012 to $37.1 million for the six months ended June 30, 2013.

We serve clients mainly in the U.S. and the U.K., with these two regions generating 73.0% and 19.9%, respectively, of our total revenues for the three months ended June 30, 2013 and 71.8% and 20.4%, respectively, of our total revenues for the three months ended June 30, 2012. For the six months ended June 30, 2013, these two regions generated 72.3% and 20.3%, respectively, of our total revenues and 72.2% and 20.2%, respectively, of our total revenues for the six months ended June 30, 2012.

For the three months ended June 30, 2013 and 2012, total revenues from our top ten clients accounted for 59.6% and 57.6% of our total revenues, respectively. For the six months ended June 30, 2013 and 2012, total revenues from our top ten clients accounted for 59.6% and 58.2% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three and six months ended June 30, 2013 compared to one client during each of the three and six months ended June 30, 2012, respectively. Although we are continually increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

We derived revenues from three and ten new clients for our services in the three and six months ended June 30, 2013, respectively, compared to nine and twenty new clients for our services in the three and six months ended June 30, 2012, respectively. One client acquired during the quarter ended June 30, 2013 did not generate any revenues but is expected to start generating revenues next quarter.

Our Business

EXL is organized into two business segments: Outsourcing Services and Transformation Services. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe.

Outsourcing Services: We provide our clients with a range of outsourcing services principally in the insurance, healthcare, utilities, banking and financial services, travel, and transportation and logistics sectors, as well as cross-industry outsourcing services, such as finance and accounting services. We primarily serve the needs of Global 1000 companies in these sectors.

Our outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, policy administration and finance and accounting, after which we administer and manage the operations for our client on an ongoing basis. As part of this transfer, we hire and train employees to work at our operations centers on the relevant outsourcing services, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The outsourcing services we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide.

For most outsourcing services, we enter into long-term agreements with our clients with typical initial terms ranging from three to eight years. These contracts also usually contain provisions permitting termination of the contract after a short notice period. Although these agreements provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our outsourcing services and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. Revenues under new client contracts also vary depending on when we complete the selling cycle and the implementation phase.

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

Within our outsourcing services, we also offer platform technology services. We have added these capabilities through acquisitions over the last few years. Key platform technology offerings include CareRadius® and MaxMC® (care management platforms for health insurers and providers), LifePRO® (an insurance policy administration platform) and SubroSource™ (a subrogation services platform for property and casualty insurers). Depending on the platform, the fees derived from our platform technologies may be based on licenses, installation, support and maintenance, and/or recoveries from claims. We believe our proprietary platform technology will be an important source of growth in the future as clients choose to transfer certain business functions to a third-party-owned technology provider.

As we increase our capabilities utilizing technology service platforms and other software-based services, we expect that revenues from such services will continue to grow in proportion to our total revenues. Revenues from annual maintenance and support contracts for our software platforms provide us with a relatively predictable revenue base and are generally recognized ratably over the terms of the contracts. New license sales and implementation projects have a long selling cycle and it is difficult to predict the timing of signing of such new contracts which may lead to fluctuations in our short term revenues.

We anticipate that revenues from our outsourcing services will grow as we expand our service offerings and client base, both organically and through acquisitions.

Transformation Services: Our transformation services offer positive business change for our clients. By utilizing sophisticated tools and techniques and highly trained analysts, we provide insight into our clients’ current and future financial and operational results using analytics; improve clients’ operating environments through cost reduction and increased efficiency and productivity initiatives; and enhance the risk and control environments within our clients’ operations whether or not they are outsourced to us. Our key areas of transformation services are decision analytics, finance transformation and operations and process excellence consulting.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on form 10-K for the year ended December 31, 2012.

Results of Operations

The following table summarizes our results of operations for the three and six months ended on June 30, 2013 and June 30, 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in millions)		(dollars in millions)
Revenues	$116.0	$108.0	$232.0	$212.6
Cost of revenues (exclusive of depreciation and amortization)	73.9	66.0	146.8	132.7

Gross profit	42.1	42.0	85.2	79.9

Operating expenses:
General and administrative expenses	13.8	13.9	28.5	27.2
Selling and marketing expenses	9.1	7.7	18.9	15.5
Depreciation and amortization expenses	6.4	6.0	12.9	12.4

Total operating expenses	29.3	27.6	60.3	55.1

Income from operations	12.8	14.4	24.9	24.8
Other income/(expense):
Foreign exchange (loss)/gain	(0.6)	(2.1)	(0.6)	(1.0)
Interest and other income	0.6	0.4	1.3	0.8

Income before income taxes	12.8	12.7	25.6	24.6
Income tax provision	3.6	3.6	6.6	6.6

Net income	$9.2	$9.1	$19.0	$18.0

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues.

	Three months ended June 30,			Percentage change
	2013	2012	Change
	(dollars in millions)
Outsourcing services	$97.3	$88.9	$8.4	9.5%
Transformation services	18.7	19.1	(0.4)	-2.2%

Total revenues	$116.0	$108.0	$8.0	7.4%

The increase in revenues from outsourcing services of $8.4 million was primarily driven by revenues of $4.4 million from the Landacorp Acquisition and net volume increases from existing and new clients aggregating to $5.1 million. These increases were partially offset by a net decrease in revenues of $1.0 million, primarily due to net impact of the depreciation of each of the Indian rupee and U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

The decrease in revenues from transformation services was primarily due to lower discretionary spend on project-based engagements. Revenues from new clients for transformation services were $0.3 million and $1.4 million during the three months ended June 30, 2013 and 2012, respectively.

For the three months ended June 30, 2013 and 2012, 4.1% and 4.9%, respectively, of our revenues represented telecommunication and travel-related costs billed to and reimbursed by our clients.

Cost of Revenues.

	Three months ended June 30,			Percentage change
	2013	2012	Change
	(dollars in millions)
Total revenues	$116.0	$108.0	$8.0	7.4%
Cost of revenues	73.9	66.0	7.9	11.9%

Gross Profit	$42.1	$42.0	$0.1	0.2%

As a percentage of revenues	36.3%	38.9%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $7.7 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $1.9 million of employee-related costs related to the Landacorp Acquisition. We also experienced an increase in facilities, technology and other operating expenses of $2.0 million (primarily due to the Landacorp Acquisition and new operations centers to support business growth). These increases were partially offset by a decrease of $0.6 million in reimbursable expenses (resulting in a decrease in revenues) and $1.3 million due to the net effect of depreciation of the Indian rupee and appreciation of the Philippine peso against the U.S. dollar during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Gross Profit. The decrease in gross profit as a percentage of revenues is primarily due to higher employee-related and other operating costs and lower utilization in our transformation business, partially offset by higher gross margins from our Landacorp Acquisition and the depreciation of the Indian rupee against the U.S. dollar during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,			Percentage change
	2013	2012	Change
	(dollars in millions)
General and administrative expenses	$13.8	$13.9	$(0.1)	-0.8%
Selling and marketing expenses	9.1	7.7	1.4	18.7%

Selling, general and administrative expenses	$22.9	$21.6	$1.3	6.2%

As a percentage of revenues	19.7%	20.0%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $2.2 million, including $1.5 million of employee-related costs related to the Landacorp Acquisition and our continued investment in sales and client management personnel. We also experienced a decrease in other SG&A expenses of $0.6 million, primarily due to a Business Employment Incentive Program (“BEIP”) grant of $0.4 million received from the New Jersey government during the three months ended June 30, 2013. These net increases were partially offset by a decrease of $0.2 million due to the net effect of depreciation of the Indian rupee and appreciation of the Philippine peso and the Czech koruna against the U.S. dollar during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Depreciation and Amortization.

	Three months ended June 30,			Percentage change
	2013	2012	Change
	(dollars in millions)
Depreciation expense	$4.8	$4.7	$0.1	1.9%
Intangible amortization expense	1.6	1.3	0.3	22.7%

Depreciation and amortization expense	$6.4	$6.0	$0.4	6.5%

As a percentage of revenues	5.5%	5.6%

The increase in depreciation and amortization expense is primarily due to an increase in amortization of acquisition-related intangibles of $0.3 million and depreciation related to our new operations centers of $0.2 million offset by a decrease of $0.1 million due to the net effect of depreciation of the Indian rupee and appreciation of the Philippines peso and the Czech koruna against the U.S. dollar during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Income from Operations. Income from operations decreased 10.9% from $14.4 million for the three months ended June 30, 2012 to $12.8 million for the three months ended June 30, 2013. As a percentage of revenues, income from operations decreased from 13.3% for the three months ended June 30, 2012 to 11.1% for the three months ended June 30, 2013. The decrease in income from operations as a percentage of revenues was primarily due to lower gross margins during the three months ended June 30, 2013.

Other Income/(Expense).

	Three months ended June 30,			Percentage change
	2013	2012	Change
	(dollars in millions)
Foreign exchange gains/(losses)	$(0.6)	$(2.1)	$1.5	72.6%
Net interest and other income	0.6	0.4	0.2	61.6%

Other income/(expense)	$0.0	$(1.7)	$1.7	101.4%

Net foreign exchange gains/(losses) are attributable to movement of the U.S. dollar against the Indian rupee and the Philippine peso. The average exchange rate of the Indian rupee against the U.S. dollar increased from 54.81 during the three months ended June 30, 2012 to 56.56 during the three months ended June 30, 2013.

Provision for Income Taxes. Provision for income taxes remained flat at $3.6 million during the three months ended June 30, 2013 and 2012. The effective rate of taxes decreased from 28.6% during the three months ended June 30, 2012 to 28.1% during the three months ended June 30, 2013. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased marginally from $9.1 million for the three months ended June 30, 2012 to $9.2 million for the three months ended June 30, 2013, primarily due to an increase in other income of $1.7 million, offset by a decrease in operating income of $1.6 million. As a percentage of revenues, net income decreased from 8.4% for the three months ended June 30, 2012 to 8.0% for the three months ended June 30, 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues.

	Six months ended June 30,			Percentage change
	2013	2012	Change
	(dollars in millions)
Outsourcing services	$194.9	$178.7	$16.2	9.1%
Transformation services	37.1	34.0	3.1	9.2%

Total revenues	$232.0	$212.6	$19.4	9.1%

The increase in revenues from outsourcing services of $16.2 million was primarily driven by revenues of $8.6 million from the Landacorp Acquisition and net volume increases from existing and new clients aggregating to $11.0 million. These increases were partially offset by a net decrease in revenues of $3.4 million, primarily due to the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

The increase in revenues from transformation services was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and finance transformation services. Revenues from new clients for transformation services were $0.8 million and $2.4 million during the six months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013 and 2012, 3.9% and 4.4%, respectively, of our revenues represented telecommunication and travel-related costs billed to and reimbursed by our clients.

Cost of Revenues.

	Six months ended June 30,			Percentage change
	2013	2012	Change
	(dollars in millions)
Total revenues	$232.0	$212.6	$19.4	9.1%
Cost of revenues	146.8	132.7	14.1	10.6%

Gross profit	$85.2	$79.9	$5.3	6.6%

As a percentage of revenues	36.7%	37.6%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $16.5 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $3.7 million of employee-related costs related to the Landacorp Acquisition. We also experienced an increase in facilities, technology and other operating expenses of $2.6 million (primarily due to the Landacorp Acquisition and new operations centers to support business growth). These increases were partially offset by a decrease of $0.3 million in reimbursable expenses (resulting in a decrease in revenues) and $4.6 million due to the net effect of depreciation of the Indian rupee and appreciation of the Philippine peso against the U.S. dollar during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Gross Profit. The decrease in gross profit as a percentage of revenues was primarily due to higher employee-related and other operating costs and lower utilization in our transformation business partially offset by higher gross margins from our Landacorp Acquisition and the depreciation of the Indian rupee against the U.S. dollar during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

SG&A Expenses.

	Six months ended June 30,			Percentage change
	2013	2012	Change
	(dollars in millions)
General and administrative expenses	$28.5	$27.2	$1.3	4.7%
Selling and marketing expenses	18.9	15.5	3.4	21.9%

Selling, general and administrative expenses	$47.4	$42.7	$4.7	10.9%

As a percentage of revenues	20.4%	20.1%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $5.8 million, including $3.1 million of employee-related costs related to the Landacorp Acquisition. We also experienced a decrease in other SG&A expenses of $0.3 million, primarily due to BEIP grants of $0.7 million from the New Jersey government during the six months ended June 30, 2013, partially offset by an increase in other SG&A expenses of $0.4 million. These net increases were partially offset by a decrease of $0.8 million due to the net effect of depreciation of the Indian rupee and Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2013	2012	Change
	(dollars in millions)
Depreciation expense	$9.7	$9.6	$0.1	0.6%
Intangible amortization expense	3.2	2.8	0.4	15.9%

Depreciation and amortization expense	$12.9	$12.4	$0.5	4.3%

As a percentage of revenues	5.6%	5.8%

Depreciation and amortization increased 3.8% from $12.4 million for the six months ended June 30, 2012 to $12.9 million for the six months ended June 30, 2013. The increase is primarily due to an increase in amortization of acquisition-related intangibles of $0.4 million and depreciation related to our new operations centers of $0.5 million offset by a decrease of $0.4 million due to the net effect of depreciation of the Indian rupee and the Czech koruna and appreciation of the Philippines peso against the U.S. dollar during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Income from Operations. Income from operations increased marginally from $24.8 million for the six months ended June 30, 2012 to $24.9 million for the six months ended June 30, 2013. As a percentage of revenues, income from operations decreased from 11.7% for the six months ended June 30, 2012 to 10.7% for the six months ended June 30, 2013. The decrease in income from operations as a percentage of revenues was primarily due to lower gross margins and higher SG&A expenses as a percentage of revenues during the six months ended June 30, 2013.

Other Income/(Expense).

	Six months ended June 30,			Percentage change
	2013	2012	Change
	(dollars in millions)
Foreign exchange gains/(losses)	$(0.6)	$(1.0)	$0.4	39.5%
Net interest and other income	1.3	0.8	0.5	59.2%

Other income/(expense)	$0.7	$(0.2)	$0.9	426.0%

Net foreign exchange gains/(losses) are attributable to movement of the U.S. dollar against the Indian rupee and the Philippine peso. The average exchange rate of the Indian rupee against the U.S. dollar increased from 52.30 during the six months ended June 30, 2012 to 55.26 during the six months ended June 30, 2013.

Provision for Income Taxes. Provision for income taxes remain flat at $6.6 million for the six months ended June 30, 2013 and 2012. The effective rate of taxes decreased from 27.0% during the six months ended June 30, 2012 to 25.8% during the six months ended June 30, 2013. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $18.0 million for the six months ended June 30, 2012 to $19.0 million for the six months ended June 30, 2013, primarily due to an increase in other income of $0.9 million and an increase in operating income of $0.1 million. As a percentage of revenues, net income decreased from 8.5% for the six months ended June 30, 2012 to 8.2% for the six months ended June 30, 2013.

Liquidity and Capital Resources

	Six months ended June 30,
	2013	2012
	(dollars in millions)
Opening cash and cash equivalents	$103.0	$82.4
Net cash provided by operating activities	25.4	19.5
Net cash used for investing activities	(11.3)	(12.2)
Net cash provided by financing activities	1.3	6.1
Effect of exchange rate changes	(3.8)	(1.3)

Closing cash and cash equivalents	$114.6	$94.5

As of June 30, 2013, we had $120.2 million in cash and cash equivalents and short-term investments (including $66.7 million held by our foreign subsidiaries). We do not intend to repatriate our overseas funds since our future growth partially depends upon the continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we need to continuously and permanently reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.

Operating Activities: Cash flows provided by operating activities increased from $19.5 million for the six months ended June 30, 2012 to $25.4 million for the six months ended June 30, 2013. The increase in cash flows provided by operations for the six months ended June 30, 2013 was predominantly due to an increase in net income adjusted for non-cash items by $3.2 million along with a net decrease in working capital of $2.8 million. The increase in net income adjusted for non-cash items is primarily due to an increase in net income of $1.0 million, deferred income taxes of $3.6 million, stock-based compensation expense of $1.0 million and depreciation and amortization expense of $0.5 million, offset by an increase in unrealized foreign exchange gain of $3.0 million.

Changes in operating assets and liabilities are primarily due to an increase in cash provided by accrued expenses and other liabilities of $1.8 million, accounts receivable of $2.1 million and prepaid expenses and other current assets of $1.5 million offset by decrease in cash paid for accounts payable by $0.6 million and advance income tax, net by $2.7 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Our days’ sales outstanding were 59 days as of June 30, 2013 compared to 56 days as of December 31, 2012.

Investing Activities: Cash flows used for investing activities decreased from $12.2 million for the six months ended June 30, 2012 to $11.3 million for the six months ended June 30, 2013. The decrease is primarily due to decrease in capital expenditure of $2.9 million partially offset by net purchase of short term investments of $0.9 million and payment of working capital adjustment for the Landacorp Acquisition of $1.2 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Financing Activities: Cash flows provided by financing activities decreased from $6.1 million for the six months ended June 30, 2012 to $1.3 million for the six months ended June 30, 2013. The decrease is primarily due to proceeds from the exercise of stock options of $2.5 million during the six months ended June 30, 2013 compared to $7.3 million during the six months ended June 30, 2012.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $10.3 million of capital expenditures in the six months ended June 30, 2013. We expect to incur capital expenditures of between $10.0 million to $15.0 million in the remainder of 2013, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders. Refer to Note 15 to our unaudited consolidated financial statements for further details.

On May 26, 2011, we entered into a three-year credit agreement with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the Credit Facility may be used for working capital and general corporate purposes. Originally a $50.0 million revolving facility (the “Credit Facility”), including a letter of credit sub-facility, the availability under the Credit Facility was reduced to $15.0 million in June 2012. Upon our request, however, and the fulfillment of certain conditions, the Credit Facility may be increased back to $50.0 million. As of June 30, 2013, we did not have any borrowings under the Credit Facility.

We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2013:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Capital leases	$1.7	$2.1	$0.1	$—	$3.9
Operating leases	8.8	14.2	1.6	0.8	25.4
Purchase obligations	2.5	—	—	—	2.5
Other obligations(a)	1.7	2.9	2.4	2.9	9.9

Total contractual cash obligations(b)	$14.7	$19.2	$4.1	$3.7	$41.7

(a)	Represents estimated payments under the Company’s Gratuity Plan.
(b)	Excludes $2.9 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries were established as 100% Export-Oriented units under the Software Technology Parks of India (“STPI”) scheme promulgated by the Government of India which, provides certain incentives on imported and indigenous capital goods upon the fulfillment of certain conditions. Although the corporate tax incentives under the STPI scheme are no longer available to us, the units are required to fulfill such conditions for a limited time. In the event that these units are unable to meet those conditions over the specified period, we may be required to refund those incentives along with penalties and fines. We believe, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

Our operations centers in Philippines are registered with Philippine Economic Zone Authority (“PEZA”). The registration provides us with certain fiscal incentives on the import of capital goods and requires that Exl Philippines meet certain performance and investment criteria. We believe that these centers have in the past satisfied and will continue to satisfy the required criteria.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 – “Recent Accounting Pronouncements” under Item 1 –“Financial Statements” to our unaudited consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: July 30, 2013	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)