Form 10-Q
period 2013-09-30
ExlService Holdings, Inc.
filed 2013-11-06
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 05, 2013, there were 32,934,882 shares of the registrant’s common stock outstanding (excluding 349,280 shares held in treasury and 4,434 shares of restricted stock), par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Recasted)
Assets
Current assets:
Cash and cash equivalents	$132,393	$103,037
Short-term investments	6,154	6,137
Restricted cash	527	573
Accounts receivable, net	74,054	72,443
Prepaid expenses	3,303	5,072
Deferred tax assets, net	6,353	7,460
Advance income tax, net	2,717	4,317
Other current assets	12,146	7,065

Total current assets	237,647	206,104

Fixed assets, net	31,690	39,356
Restricted cash	3,426	3,752
Deferred tax assets, net	13,978	14,123
Intangible assets, net	35,621	40,711
Goodwill	107,058	110,948
Other assets	17,348	20,860

Total assets	$446,768	$435,854

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,197	$3,604
Deferred revenue	5,395	7,922
Accrued employee cost	25,894	29,393
Accrued expenses and other current liabilities	32,484	31,737
Current portion of capital lease obligations	1,129	1,685

Total current liabilities	67,099	74,341

Capital lease obligations, less current portion	1,533	2,679
Non-current liabilities	18,330	14,317

Total liabilities	86,962	91,337

Commitments and contingencies (See Note 15)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 33,249,047 shares issued and 32,899,767 shares outstanding as of September 30, 2013 and 32,540,082 shares issued and 32,203,820 shares outstanding as of December 31, 2012	33	33
Additional paid-in-capital	209,344	195,248
Retained earnings	221,120	188,882
Accumulated other comprehensive loss	(67,278)	(36,647)

Total stockholders’ equity including shares held in treasury	363,219	347,516

Less: 349,280 shares as of September 30, 2013 and 336,262 shares as of December 31, 2012, held in treasury, at cost	(3,413)	(3,024)

ExlService Holdings, Inc. stockholders’ equity	359,806	344,492
Non-controlling interest	—	25

Total stockholders’ equity	359,806	344,517

Total liabilities and stockholders’ equity	$446,768	$435,854

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	$122,315	$112,639	$354,329	$325,277
Cost of revenues (exclusive of depreciation and amortization)	72,049	68,650	218,892	201,367

Gross profit	50,266	43,989	135,437	123,910

Operating expenses:
General and administrative expenses	15,791	13,777	44,265	40,982
Selling and marketing expenses	8,993	7,009	27,884	22,502
Depreciation and amortization	5,969	6,333	18,843	18,732

Total operating expenses	30,753	27,119	90,992	82,216

Income from operations	19,513	16,870	44,445	41,694
Other income/(expense):
Foreign exchange loss	(2,508)	(1,345)	(3,126)	(2,367)
Interest and other income, net	465	507	1,761	1,321

Income before income taxes	17,470	16,032	43,080	40,648
Income tax provision	4,230	4,329	10,842	10,975

Net income	$13,240	$11,703	$32,238	$29,673

Earnings per share:
Basic	$0.40	$0.36	$0.98	$0.93
Diluted	$0.39	$0.35	$0.95	$0.90
Weighted-average number of shares used in computing earnings per share:
Basic	32,907,281	32,154,001	32,737,267	31,857,909
Diluted	33,955,445	33,283,854	33,859,525	33,055,857

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$13,240	$11,703	$32,238	$29,673
Other comprehensive (loss)/gain:
Unrealized (loss)/gain on effective cash flow hedges, net of taxes of ($1,359), $2,468, ($3,048) and $978, respectively	(4,851)	7,512	(12,138)	3,881
Foreign currency translation adjustment	(7,588)	8,035	(21,194)	1,580
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes of $422, $460, $1,211 and $1,892, respectively(1)	910	1,558	2,619	5,389
Retirement benefits, net of taxes of $7, $6, $24 and $20, respectively(2)	25	24	82	74

Total other comprehensive (loss)/gain	(11,504)	17,129	(30,631)	10,924

Total comprehensive income	$1,736	$28,832	$1,607	$40,597

(1)	These are reclassified to net income and are included in the foreign exchange loss in the unaudited consolidated statements of income. See Note 7 to the unaudited consolidated financial statements.
(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 10 to the unaudited consolidated financial statements.

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$32,238	$29,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,843	18,732
Stock-based compensation expense	9,472	7,329
Amortization of debt issuance cost	114	114
Non-employee stock options	—	32
Unrealized foreign exchange (gain)/loss	(7,792)	555
Loss on sale of a business unit	190	—
Deferred income taxes	1,829	2,058
Non-controlling interest	2	1
Change in operating assets and liabilities:
Restricted cash	(68)	(122)
Accounts receivable	(1,459)	(9,709)
Prepaid expenses and other current assets	(3,962)	(4,717)
Accounts payable	(1,163)	(210)
Deferred revenue	(2,521)	(3,117)
Accrued employee cost	(3,343)	(1,448)
Accrued expenses and other liabilities	(1,853)	(447)
Advance income tax, net	2,474	2,775
Other assets	1,229	1,857

Net cash provided by operating activities	44,230	43,356

Cash flows from investing activities:
Purchase of fixed assets	(11,735)	(17,008)
Business acquisition	(1,183)	—
Purchase of short-term investments	(1,692)	(9,678)
Proceeds from redemption of short-term investments	1,016	10,690

Net cash used for investing activities	(13,594)	(15,996)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,230)	(1,260)
Payment for purchase of non-controlling interest	(27)	—
Acquisition of treasury stock	(389)	(331)
Proceeds from exercise of stock options	4,624	8,869

Net cash provided by financing activities	2,978	7,278

Effect of exchange rate changes on cash and cash equivalents	(4,258)	1,548

Net increase in cash and cash equivalents	29,356	36,186
Cash and cash equivalents, beginning of period	103,037	82,393

Cash and cash equivalents, end of period	$132,393	$118,579

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The non-controlling interest as on December 31, 2012 represented the minority partner’s interest in the operation of exl Service.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations in the consolidated balance sheet and the consolidated statements of income. During the three months ended September 30, 2013, the Company purchased the entire non-controlling interest from the minority partner for an insignificant amount. The non-controlling interest expenses in these operations for the three and nine months ended September 30, 2013 and 2012 were insignificant and are included under general and administrative expenses in the unaudited consolidated statements of income.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Estimates are based upon management’s best assessment of the current business environment. Actual results could differ from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, service tax receivables, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based compensation expense, depreciation and amortization periods, purchase price allocation, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” (ASU No. 2012-02) which simplifies the guidance for testing the impairment of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The amendment provides the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under the option, an entity is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s unaudited consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements,” (ASU No. 2012-04) which makes technical corrections and improvements to a variety of topics in the FASB Accounting Standards Codification (the “Codification”). The changes include source literature amendments, guidance clarification, reference corrections and relocated guidance. The ASU also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The adoption of this standard effective January 1, 2013 did not have a material impact on the Company’s unaudited consolidated financial statements.

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

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (ASU 2013-05). It applies to the release of the currency translation adjustment into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the amendments are effective for fiscal years and interim reporting periods beginning after December 15, 2013. The Company is currently assessing the impact, if any, on its unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU No. 2013-11). The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company is currently assessing the impact, if any, on its unaudited consolidated financial statements.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2013	December 31, 2012
Accrued expenses	$16,501	$20,134
Derivative instruments	11,680	6,403
Other current liabilities	4,303	5,200

Accrued expenses and other current liabilities	$32,484	$31,737

Non-current liabilities

Non-current liabilities consist of the following:

	September 30, 2013	December 31, 2012
Derivative instruments	$8,084	$3,458
Unrecognized tax benefits	2,513	2,680
Deferred rent	4,986	4,631
Retirement benefits	2,594	2,380
Other non-current liabilities	153	1,168

Non-current liabilities	$18,330	$14,317

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerators:
Net income	$13,240	$11,703	$32,238	$29,673

Denominators:
Basic weighted average common shares outstanding	32,907,281	32,154,001	32,737,267	31,857,909
Dilutive effect of share based awards	1,048,164	1,129,853	1,122,258	1,197,948

Diluted weighted average common shares outstanding	33,955,445	33,283,854	33,859,525	33,055,857

Earnings per share:
Basic	$0.40	$0.36	$0.98	$0.93
Diluted	$0.39	$0.35	$0.95	$0.90
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	219,189	412,873	242,269	430,309

4. Segment Information

The Company is organized around its outsourcing services and transformation services segments. The Company’s October 2012 acquisition of Landacorp, Inc. (“Landacorp”) is classified within the outsourcing services segment. See note 5 for further details regarding the acquisition of Landacorp (the “Landacorp Acquisition”).

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

Revenues and cost of revenues for each of the three months ended September 30, 2013 and 2012 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$99,672	$22,643	$122,315	$91,984	$20,655	$112,639
Cost of revenues (exclusive of depreciation and amortization)	56,531	15,518	72,049	55,658	12,992	68,650

Gross profit	$43,141	$7,125	$50,266	$36,326	$7,663	$43,989

Operating expenses			30,753			27,119
Other income/(expense)			(2,043)			(838)
Income tax provision			4,230			4,329

Net income			$13,240			$11,703

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the nine months ended September 30, 2013 and 2012 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$294,573	$59,756	$354,329	$270,640	$54,637	$325,277
Cost of revenues (exclusive of depreciation and amortization)	175,490	43,402	218,892	166,637	34,730	201,367

Gross profit	$119,083	$16,354	$135,437	$104,003	$19,907	$123,910

Operating expenses			90,992			82,216
Other income/(expense)			(1,365)			(1,046)
Income tax provision			10,842			10,975

Net income			$32,238			$29,673

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

	Revised Allocation	Initial Allocation
Assets
Identifiable intangible assets:
Customer relationships	$5,664	$7,095
Developed technology	3,881	5,313
Trade names	601	549
Net tangible assets	9,261	10,727
Goodwill	19,276	14,999

Total purchase price	$38,683	$38,683

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

Goodwill

The following table sets forth details of the Company’s goodwill balance as of September 30, 2013:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2012	$75,502	$16,785	$92,287
Goodwill arising from Landacorp acquisition	19,276	—	19,276
Purchase accounting adjustments(1)	422	—	422
Currency translation adjustments	(1,037)	—	(1,037)

Balance at December 31, 2012	$94,163	$16,785	$110,948
Currency translation adjustments	(3,640)	—	(3,640)
Allocation on sale of a business unit(2)	(250)	—	(250)

Balance at September 30, 2013	$90,273	$16,785	$107,058

(1)	Relates to the acquisition of Business Process Outsourcing Inc. (“OPI”) on May 31, 2011 (the “OPI Acquisition”) pertaining to service tax receivables included under “other current assets” in the consolidated balance sheet as of December 31, 2011.
(2)	Relates to the sale of a business unit (acquired with the OPI acquisition) during the three months ended September 30, 2013. The net loss recognized from the sale of this business unit is $190 and is included under “other income/ (expense)” in the consolidated statements of income for the three months and nine months ended September 30, 2013.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,602	$(11,107)	$27,495
Leasehold benefits	2,947	(1,366)	1,581
Developed technology	6,014	(1,266)	4,748
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(1,525)	1,797

	$52,201	$(16,580)	$35,621

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,728	$(7,832)	$30,896
Leasehold benefits	3,355	(1,213)	2,142
Developed technology	6,013	(683)	5,330
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(979)	2,343

	$52,734	$(12,023)	$40,711

Amortization expense for the three months ended September 30, 2013 and 2012 was $1,534 and $1,324, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $4,764 and $4,083, respectively. The weighted average life of intangible assets was 8.8 years for customer relationships, 6.8 years for leasehold benefits, 8.0 years for developed technology, 1.5 years for non-compete agreements and 3.5 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of September 30, 2013 and December 31, 2012.

Estimated amortization of intangible assets during the year ending September 30,
2014	$5,938
2015	$5,538
2016	$5,538
2017	$5,530
2018	$5,413

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of September 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$96,781	$—	$—	$96,781
Derivative financial instruments	—	603	—	603

Total	$96,781	$603	$—	$97,384

Liabilities
Derivative financial instruments	$—	$19,764	$—	$19,764

Total	$—	$19,764	$—	$19,764

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$64,766	$—	$—	$64,766
Derivative financial instruments	—	1,730	—	1,730

Total	$64,766	$1,730	$—	$66,496

Liabilities
Derivative financial instruments	—	9,861	—	$9,861

Total	$—	$9,861	$—	$9,861

Derivative Financial Instruments

The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 7 for further details on Derivatives and Hedge Accounting.

7. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and hedging” (ASC No. 815). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the Company’s functional currency. The Company’s primary exchange rate exposure is with the Indian Rupee, U.K. pound sterling and the Philippine peso. The Company also has exposure in Czech koruna and other local currencies in which it operates.

The Company had outstanding foreign exchange contracts totaling $262,454 and GBP 11,800 as of September 30, 2013 and totaling $221,255 and GBP 11,544 as of December 31, 2012. The Company estimates that approximately $11,430 of net derivative losses included in AOCI could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2013. As of September 30, 2013, the maximum outstanding term of derivative instruments that hedge forecasted transactions was forty-five months.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The Company evaluates the hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange loss. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended September 30, 2013 and 2012.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments

	September 30, 2013	December 31, 2012
Other current assets:
Foreign currency exchange contracts	$250	$980
Other assets:
Foreign currency exchange contracts	$181	$750
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$11,680	$6,249
Other non current liabilities:
Foreign currency exchange contracts	$8,084	$3,458

Derivatives not designated as hedging instruments:

	September 30, 2013	December 31, 2012
Other current assets:
Foreign currency exchange contracts	$172	$—
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$—	$154

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended September 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$(6,210)	$9,980	Foreign exchange loss	$(1,332)	$(2,018)	Foreign exchange loss	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
		2013	2012
Foreign exchange contracts	Foreign exchange loss	$(2,169)	$2,623

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the nine months ended September 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$(15,186)	$4,859	Foreign exchange loss	$(3,830)	$(7,281)	Foreign exchange loss	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain/ (Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
		2013	2012
Foreign exchange contracts	Foreign exchange loss	$(4,708)	$2,925

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

8. Fixed Assets

The components of fixed assets, net of accumulated depreciation, consisted of the following:

	September 30, 2013	December 31, 2012
		(Recasted)
Owned Assets:
Network equipment, computers and software	$61,872	$62,580
Buildings	1,271	1,447
Land	831	946
Leasehold improvements	22,370	23,919
Office furniture and equipment	10,247	10,695
Motor vehicles	591	638
Capital work in progress	1,200	1,707

	98,382	101,932
Less: Accumulated depreciation and amortization	(68,290)	(65,581)

	$30,092	$36,351

Assets under capital leases:
Network equipment, computers and software	$107	$361
Leasehold improvements	1,929	2,454
Office furniture and equipment	1,026	1,432
Motor vehicles	864	954

	3,926	5,201
Less: Accumulated depreciation and amortization	(2,328)	(2,196)

	$1,598	$3,005

Fixed assets, net	$31,690	$39,356

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended September 30, 2013 and 2012 was $4,435 and $5,009, respectively, and $14,079 and $14,649 for the nine months ended September 30, 2013 and 2012, respectively.

Capital work in progress represents advances paid toward acquisitions of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended September 30, 2013, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock. During the nine months ended September 30, 2013, the Company acquired 13,018 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $389. The purchase price of $29.89 per share was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

During the three months ended September 30, 2012, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock. During the nine months ended September 30, 2012, the Company acquired 12,865 shares of common stock, respectively from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $331.

The shares acquired are held as treasury stock.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

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

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$266	$230	$867	$793
Interest cost	103	101	339	312
Expected return on plan assets	(38)	(43)	(125)	(104)
Actuarial loss	32	30	106	94

Net gratuity cost	$363	$318	$1,187	$1,095

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

Change in Plan Assets
Plan assets at January 1, 2013	$2,201
Actual return	165
Effect of exchange rate changes	(280)

Plan assets at September 30, 2013	$2,086

The Company maintains the ExlService.com LLC. 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $370 and $245 during the three month periods ended September 30, 2013 and September 30, 2012, respectively, and $1,343 and $925 during the nine month periods ended September 30, 2013 and September 30, 2012, respectively, under the plans as applicable for these years.

During the three and nine month periods ended September 30, 2013 and 2012, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Three months ended September 30, 2013	$1,289
Three months ended September 30, 2012	$1,384
Nine months ended September 30, 2013	$4,149
Nine months ended September 30, 2012	$4,227

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

11. Leases

The Company finances its use of certain computer hardware, leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of September 30, 2013 are as follows:

Year ending September 30,
2014	$1,335
2015	1,041
2016	574
2017	49

Total minimum lease payments	2,999
Less: amount representing interest	337

Present value of minimum lease payments	2,662
Less: current portion	1,129

Long term capital lease obligation	$1,533

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable operating lease agreements expiring after more than twelve months are as follows:

Year ending September 30,
2014	$8,419
2015	7,459
2016	4,608
2017	973
2018	728
2019 and thereafter	643

$22,830

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight-line basis over the lease period. Rent expense under both cancelable and non-cancelable operating leases was $4,264 and $4,341 for the three months ended September 30, 2013 and 2012, respectively, and $13,049 and $13,325 for the nine months ended September 30, 2013 and 2012, respectively. Deferred rent as of September 30, 2013 and December 31, 2012 was $5,242 and $4,893, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

12. Income Taxes

The Company recorded income tax expense of $4,230 and $4,329 for the three months ended September 30, 2013 and 2012, respectively, and $10,842 and $10,975 for the nine months ended September 30, 2013 and 2012, respectively. The effective rate of taxes decreased from 27.0% during the three months ended September 30, 2012 to 24.2% during the three months ended September 30, 2013. The effective rate of taxes decreased from 27.0% during the nine months ended September 30, 2012 to 25.2% during the nine months ended September 30, 2013. The decrease in effective tax rate is primarily due to the extension of a one-year tax holiday period for one of the operating centers in the Philippines retroactively from May 2012, research and development expenses credit and certain other deductions, partially offset by the expiration of a portion of the tax holiday in our Bengaluru center in India as mentioned below.

The Company benefited from a four-year income tax holiday for one of its operations centers in the Philippines that expired in May 2012. The tax benefit was extendable by two successive one-year periods on fulfillment of certain performance and investment criteria. The Company fulfilled such obligations and extensions were granted by the Philippines Economic Zone Authority (“PEZA”) in February 2013 retroactively from May 2012 and in May 2013 for an additional one year which will expire in May 2014. Other operations centers in the

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Philippines, which began operations in January 2012 and in May 2013, respectively, benefit from a separate four-year income tax holiday from the date of their starting operations that can be extended at PEZA’s discretion for two successive one-year periods. While the Company is reasonably certain that these benefits will continue to be available for the expected period, it is possible that such tax holidays or extensions may be conditioned or removed entirely due to changes in applicable legislation by the government of the Philippines. Should any of these events occur, the Company’s tax liability in the Philippines would likely increase.

The Company’s operations centers in Jaipur and Noida, India, which were established in Special Economic Zones (“SEZs”) in 2010, are eligible for tax incentives until 2020. As part of the OPI Acquisition, the Company also acquired operations centers in Bengaluru and Kochi, India that are also established in SEZs. The operations center in Bengaluru completed its first five years of operations on March 31, 2012 during which such operations were entitled to a 100% tax exemption on export profits. Under Indian tax regulations, the Bengaluru operations center is entitled to a 50% tax exemption on export profits for five years from April 1, 2012. The Company’s tax expense for the Bengaluru center increased after April 1, 2012 and will further increase after the expiration of the current five-year term in 2017. The Company also established a new operations center in Pune, India in June 2012 and in Kochi, India in May 2013, both of which are located in SEZs. The Company anticipates establishing additional operations centers in SEZs or other tax advantaged locations in the future.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At September 30, 2013 and December 31, 2012, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on net operating loss carry forwards. Accordingly, the Company had recorded a valuation allowance of $665 each as of September 30, 2013 and December 31, 2012, respectively.

The Company’s Indian subsidiaries are liable to pay the Minimum Alternative Tax (“MAT”) under India’s domestic tax laws. As of September 30, 2013 and December 31, 2012, deferred income taxes related to the MAT were approximately $2,989 and $2,932, respectively, expiring through various years until 2024.

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

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2013 through September 30, 2013:

Balance as of January 1, 2013	$3,019
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	(245)

Balance as of September 30, 2013	$2,774

The unrecognized tax benefits as of September 30, 2013 of $2,774, if recognized, would impact the effective tax rate. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The Company has recognized interest and penalties of $52 and $169 during the three and nine months ended September 30, 2013, respectively, which are included in the income tax provision in the consolidated statements of income.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of revenue	$660	$330	$2,058	$1,571
General and administrative expenses	1,142	867	3,958	3,472
Selling and marketing expenses	1,165	674	3,456	2,286

Total(1)	$2,967	$1,871	$9,472	$7,329

(1)	The Company, during the three and nine months period ended September 30, 2013, recognized an additional stock compensation expense of $854 as a result of modified vesting conditions on certain restricted stock units.

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Dividend yield	—	—	0%	0%
Expected life (years)	—	—	5.50	5.38
Risk free interest rate	—	—	0.87%	0.97%
Volatility	—	—	40%	40%

The estimated expected term of options granted has been based on historical experience, which is representative of the expected term of the options. Volatility has been calculated based on the volatility of the Company’s common stock and the volatility of stock of comparative companies. The risk-free interest rate that the Company uses in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	2,454,634	$15.30	$27,554	6.38
Granted	14,301	26.76
Exercised	(412,726)	11.20
Forfeited	(27,279)	24.13

Outstanding at September 30, 2013	2,028,930	$16.09	$25,133	5.78

Vested and exercisable at September 30, 2013	1,461,044	$13.66	$21,649	5.12

Available for grant at September 30, 2013	1,813,144

The unrecognized compensation cost for unvested options as of September 30, 2013 was $3,252, which is expected to be expensed over a weighted average period of 1.93 years. The Company did not grant any options during the three months ended September 30, 2013 and 2012. The weighted-average fair value of options granted during the nine months ended September 30, 2013 and 2012 was $10.07 and $9.43, respectively. The total fair value of shares vested during the three months ended September 30, 2013 and 2012 was $541 and $409, respectively. The total fair value of shares vested during the nine months ended September 30, 2013 and 2012 was $2,865 and $2,757, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted-Average Intrinsic Value	Number	Weighted-Average Intrinsic Value
Outstanding at December 31, 2012*	5,207	$17.58	1,025,911	$21.36
Granted	—	—	508,630	29.48
Vested	(373)	15.72	(287,866)	20.10
Forfeited	(400)	17.72	(78,778)	24.76

Outstanding at September 30, 2013*	4,434	$17.72	1,167,897	$24.97

*	Excludes 116,000 and 124,000 vested restricted stock units as of September 30, 2013 and December 31, 2012, respectively, for which the underlying common stock is yet to be issued.

As of September 30, 2013, unrecognized compensation cost of $21,735 is expected to be expensed over a weighted average period of 2.61 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

14. Geographical Information

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
United States	$91,995	$80,949	$259,769	$234,514
United Kingdom	23,000	23,061	70,186	66,046
Rest of World	7,320	8,629	24,374	24,717

	$122,315	$112,639	$354,329	$325,277

	September 30, 2013	December 31, 2012
Fixed assets, net
India	$20,274	$29,539
United States	4,119	4,418
Philippines	6,589	4,363
Rest of World	708	1,036

	$31,690	$39,356

15. Commitments and Contingencies

Fixed Asset Commitments

As of September 30, 2013, the Company had committed to spend approximately $3,095 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

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

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and its U.S. subsidiary ExlService.com, LLC. are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2013

(Unaudited)

(In thousands, except share and per share amounts)

The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2009 and its permanent establishment issues ranging from tax years 2003 to 2007 as of September 30, 2013 and December 31, 2012 is $14,815 and $18,624, respectively, of which the Company has already made payments or provided bank guarantees to the extent of $12,927 and $14,715, respectively. Amounts paid as deposits in respect of such assessments aggregating to $10,811 and $12,307 as of September 30, 2013 and December 31, 2012, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,116 and $2,408 as of September 30, 2013 and December 31, 2012, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of September 30, 2013 and December 31, 2012.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q, and oral statements made from time to time by our representatives, may contain forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations and the impact of the termination of the Services Agreement (as defined below) with Travelers (as defined below). These statements may also include those with words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•

uncertainty regarding the impact of the termination of the Services Agreement with Travelers, the process for the transition of the Travelers services away from our facilities and our ability to re-deploy personnel and infrastructure to other clients;

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

Executive Overview

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

Our global delivery network, comprising highly trained industry and process specialists across the United States, Europe and Asia, is a key asset. We operate sixteen operations centers in India, six operations centers in the U.S., three operations centers in the Philippines and, one operations center in each of Bulgaria, Romania, Malaysia and the Czech Republic.

For the three months ended September 30, 2013, we had total revenues of $122.3 million compared to total revenues of $112.6 million for the three months ended September 30, 2012, an increase of $9.7 million or 8.6%. Revenues from outsourcing services increased from $92.0 million for the three months ended September 30, 2012, to $99.7 million for the three months ended September 30, 2013. Revenues from transformation services increased from $20.6 million for the three months ended September 30, 2012 to $22.6 million for the three months ended September 30, 2013.

For the nine months ended September 30, 2013, we had total revenues of $354.3 million compared to total revenues of $325.3 million for the nine months ended September 30, 2012, an increase of $29.0 million or 8.9%. Revenues from outsourcing services increased from $270.6 million for the nine months ended September 30, 2012, to $294.6 million for the nine months ended September 30, 2013. Revenues from transformation services increased from $54.7 million for the nine months ended September 30, 2012 to $59.8 million for the nine months ended September 30, 2013.

We serve clients mainly in the U.S. and the U.K., with these two regions generating 75.2% and 18.8%, respectively, of our total revenues for the three months ended September 30, 2013 and 71.9% and 20.5%, respectively, of our total revenues for the three months ended September 30, 2012. For the nine months ended September 30, 2013, these two regions generated 73.3% and 19.8%, respectively, of our total revenues and 72.1% and 20.3%, respectively, of our total revenues for the nine months ended September 30, 2012.

For the three months ended September 30, 2013 and 2012, total revenues from our top ten clients accounted for 57.1% and 60.8% of our total revenues, respectively. For the nine months ended September 30, 2013 and 2012, total revenues from our top ten clients accounted for 58.8% and 60.0% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three and nine months ended September 30, 2013 compared to none during the three months ended September 30, 2012 and one during the nine months ended September 30, 2012. Although we are continually increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

We derived revenues from eight and eighteen new clients for our services in the three and nine months ended September 30, 2013, respectively, compared to five and twenty five new clients for our services in the three and nine months ended September 30, 2012, respectively. Another two clients acquired during the quarter ended September 30, 2013 did not generate any revenues but are expected to start generating revenues next quarter.

As previously discussed, on November 1, 2013, we received a notice of termination from The Travelers Indemnity Company (“Travelers”) pursuant to Section 19.2 of the Professional Services Agreement, dated as of March 7, 2006, between us and Travelers (as amended from time to time, the “Services Agreement”).

Travelers represented 9.6% and 9.7% of our total revenues for the three and nine months ended September 30, 2013, respectively. We expect that this termination will not have a material impact on calendar year 2013 revenues and estimate a reduction in 2014 revenues of $14 million to $28 million, although transition plans have not been discussed by the parties. Under the Services Agreement, we must provide, for up to eighteen (18) months from the termination date, certain disentanglement services at our expense. We are confident in our ability to redeploy the employee resources and physical infrastructure based on our expected growth and expansion. As such, we do not expect any employee layoffs due to the termination.

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

We have recently been observing a shift in industry pricing models toward transaction-based pricing and other pricing models. We believe this trend will continue and we have begun to use transaction-based and other pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. Such models place the focus on operating efficiency in order to maintain our operating margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationships with such clients.

Within our outsourcing services, we also offer platform technology services. We have added these capabilities through acquisitions over the last few years. Key platform technology offerings include CareRadius® and MaxMC® (care management platforms for health insurers and providers), LifePRO® (an insurance policy administration platform) and SubroSource ™ (a subrogation services platform for property and casualty insurers). Depending on the platform, the fees derived from our platform technologies may be based on licenses, installation, support and maintenance, and/or recoveries from claims. We believe our proprietary platform technology will be an important source of growth in the future as clients choose to transfer certain business functions to a third-party-owned technology provider.

As we increase our capabilities utilizing technology service platforms and other software-based services, we expect that revenues from such services will continue to grow in proportion to our total revenues. Revenues from annual maintenance and support contracts for our software platforms provide us with a relatively predictable revenue base and are generally recognized ratably over the terms of the contracts. New license sales and implementation projects have a long selling cycle and it is difficult to predict the timing of when such new contracts will be signed will be signed which may lead to fluctuations in our short term revenues.

We anticipate that revenues from our outsourcing services will grow as we expand our service offerings and client base, both organically and through acquisitions.

Transformation Services: Our transformation services offer positive business change for our clients. By utilizing sophisticated tools and techniques and highly trained analysts, we (i) provide insight into our clients’ current and future financial and operational results using analytics, (ii) improve clients’ operating environments through cost reduction and increased efficiency and productivity initiatives and (iii) enhance the risk and control environments within our clients’ operations whether or not they are outsourced to us. Our key areas of transformation services are decision analytics, finance transformation and operations and process excellence consulting.

Our transformation services consist of both recurring and specific projects with contract terms generally not exceeding one to three years. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to further material fluctuations and uncertainties in the revenues generated from these businesses. Our transformation services can be significantly affected by variations in business cycles. We have experienced a significant increase in demand for our annuity-based transformation services, which are engagements that are contracted for one- to three-year terms.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on form 10-K for the year ended December 31, 2012.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended on September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in millions)		(dollars in millions)
Revenues	$122.3	$112.6	$354.3	$325.3
Cost of revenues (exclusive of depreciation and amortization)	72.0	68.6	218.9	201.4

Gross profit	50.3	44.0	135.4	123.9

Operating expenses:
General and administrative expenses	15.8	13.8	44.3	41.0
Selling and marketing expenses	9.0	7.0	27.9	22.5
Depreciation and amortization expenses	6.0	6.3	18.8	18.7

Total operating expenses	30.8	27.1	91.0	82.2

Income from operations	19.5	16.9	44.4	41.7
Other income/(expense):
Foreign exchange loss	(2.5)	(1.4)	(3.1)	(2.3)
Interest and other income	0.4	0.5	1.7	1.3

Income before income taxes	17.4	16.0	43.0	40.7
Income tax provision	4.2	4.3	10.8	11.0

Net income	$13.2	$11.7	$32.2	$29.7

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues.

	Three months ended September 30,		Change	Percentage change
	2013	2012
	(dollars in millions)
Outsourcing services	$99.7	$92.0	$7.7	8.4%
Transformation services	22.6	20.6	2.0	9.4%

Total revenues	$122.3	$112.6	$9.7	8.6%

The increase in revenues from outsourcing services of $7.7 million was primarily driven by revenues of $7.4 million from the Landacorp Acquisition and net volume increases from existing and new clients aggregating to $4.3 million. These increases were partially offset by a net decrease in revenues of $4.0 million, primarily due to the impact of the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

The increase in revenues from transformation services was primarily due to higher revenues from our decision analytics and our finance transformation services. Revenues from new clients for transformation services were $0.4 million and $0.2 million during the three months ended September 30, 2013 and 2012, respectively.

For the three months ended September 30, 2013 and 2012, 3.9% and 4.6%, respectively, of our revenues represented telecommunication and travel-related costs billed to and reimbursed by our clients.

Cost of Revenues.

	Three months ended September 30,		Change	Percentage change
	2013	2012
	(dollars in millions)
Total revenues	$122.3	$112.6	$9.7	8.6%
Cost of revenues	72.0	68.6	3.4	5.0%

Gross Profit	$50.3	$44.0	$6.3	14.2%

As a percentage of revenues	41.1%	39.1%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $7.5 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $2.0 million of employee-related costs related to the Landacorp Acquisition. We also experienced an increase in facilities, technology and other operating expenses of $2.4 million (primarily due to the Landacorp Acquisition and new operations centers to support business growth). These increases were partially offset by a decrease of $6.6 million due to the effect of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Gross Profit. The increase in gross profit as a percentage of revenues is primarily due to higher gross margins from the Landacorp Acquisition and depreciation of the Indian rupee and the Philippines peso against the U.S. dollar during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This increase was partially offset by the lower gross margins in our transformation business due to lower utilization.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,		Change	Percentage change
	2013	2012
	(dollars in millions)
General and administrative expenses	$15.8	$13.8	$2.0	14.6%
Selling and marketing expenses	9.0	7.0	2.0	28.3%

Selling, general and administrative expenses	$24.8	$20.8	$4.0	19.2%

As a percentage of revenues	20.3%	18.5%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $3.3 million, including $1.7 million of employee-related costs related to the Landacorp Acquisition and our continued investment in sales and client management personnel. We also experienced an increase in other SG&A expenses of $1.7 million, primarily due to a write off of an accounts receivable of $2.0 million acquired as part of the Landacorp Acquisition during the three months ended September 30, 2013. These increases were partially offset by a decrease of $1.0 million due to the effect of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Depreciation and Amortization.

	Three months ended September 30,		Change	Percentage change
	2013	2012
	(dollars in millions)
Depreciation expense	$4.5	$5.0	$(0.5)	-11.5%
Intangible amortization expense	1.5	1.3	0.2	15.9%

Depreciation and amortization expense	$6.0	$6.3	$(0.3)	-5.7%

As a percentage of revenues	4.9%	5.6%

The decrease in depreciation and amortization expense was primarily due to the effect of depreciation of the Indian rupee and the Philippines peso against the U.S. dollar during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, which was partially offset by an increase in amortization of acquisition related intangibles.

Income from Operations. Income from operations increased 15.7% from $16.9 million for the three months ended September 30, 2012 to $19.5 million for the three months ended September 30, 2013. As a percentage of revenues, income from operations increased from 15.0% for the three months ended September 30, 2012 to 16.0% for the three months ended September 30, 2013. The increase in income from operations as a percentage of revenues was primarily due to higher gross margins during the three months ended September 30, 2013.

Other Income/(Expense).

	Three months ended September 30,		Change	Percentage change
	2013	2012
	(dollars in millions)
Foreign exchange losses	$(2.5)	$(1.4)	$(1.1)	-86.5%
Net interest and other income	0.4	0.5	(0.1)	-8.3%

Other income/(expense)	$(2.1)	$(0.9)	$(1.2)	143.8%

Net foreign exchange losses were attributable to movement of the U.S. dollar against the Indian rupee, U.K. pound sterling and the Philippine peso. The average exchange rate of the Indian rupee against the U.S. dollar increased from 54.67 during the three months ended September 30, 2012 to 62.90 during the three months ended September 30, 2013.

Provision for Income Taxes. Provision for income taxes decreased from $4.3 million for the three months ended September 30, 2012 to $4.2 million for the three months ended September 30, 2013. The effective rate of taxes decreased from 27.0% during the three months ended September 30, 2012 to 24.2% during the three months ended September 30, 2013. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $11.7 million for the three months ended September 30, 2012 to $13.2 million for the three months ended September 30, 2013, primarily due to an increase in operating income of $2.6 million, which was partially offset by decrease in other income of $1.2 million. As a percentage of revenues, net income increased from 10.4% for the three months ended September 30, 2012 to 10.8% for the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues.

	Nine months ended September 30,		Change	Percentage change
	2013	2012
	(dollars in millions)
Outsourcing services	$294.6	$270.6	$24.0	8.8%
Transformation services	59.7	54.7	5.0	9.4%

Total revenues	$354.3	$325.3	$29.0	8.9%

The increase in revenues from outsourcing services of $23.9 million was primarily driven by revenues of $16.0 million from the Landacorp Acquisition and net volume increases from existing and new clients aggregating to $15.4 million. These increases were partially offset by a net decrease in revenues of $7.4 million, primarily due to the impact of the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The increase in revenues from transformation services was primarily due to a combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and finance transformation services. Revenues from new clients for transformation services were $2.0 million and $5.2 million during the nine months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013 and 2012, 3.9% and 4.5%, respectively, of our revenues represented telecommunication and travel-related costs billed to and reimbursed by our clients.

Cost of Revenues.

	Nine months ended September 30,		Change	Percentage change
	2013	2012
	(dollars in millions)
Total revenues	$354.3	$325.3	$29.0	8.9%
Cost of revenues	218.9	201.4	17.5	8.7%

Gross profit	$135.4	$123.9	$11.5	9.3%

As a percentage of revenues	38.2%	38.1%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $24.3 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $5.6 million of employee-related costs related to the Landacorp Acquisition. We also experienced an increase in facilities, technology and other operating expenses of $5.0 million (primarily due to the Landacorp Acquisition and new operations centers to support business growth). These increases were partially offset by a decrease of $0.3 million in reimbursable expenses (resulting in a decrease in revenues) and $11.5 million due to the net effect of depreciation of the Indian rupee and appreciation of the Philippine peso against the U.S. dollar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Gross Profit. The marginal increase in gross profit as a percentage of revenues was primarily due to higher gross margins from the Landacorp Acquisition and depreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This increase was partially offset by the lower gross margins in our transformation business due to lower utilization.

SG&A Expenses.

	Nine months ended September 30,		Change	Percentage change
	2013	2012
	(dollars in millions)
General and administrative expenses	$44.3	$41.0	$3.3	8.0%
Selling and marketing expenses	27.9	22.5	5.4	23.9%

Selling, general and administrative expenses	$72.2	$63.5	$8.7	13.6%

As a percentage of revenues	20.4%	19.5%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $9.1 million, including $4.8 million of employee-related costs related to the Landacorp Acquisition. We also experienced an increase in other SG&A expenses primarily due to a write off of an accounts receivable of $2.0 million acquired as a part of the Landacorp Acquisition. These increases were partially offset by the BEIP grants of $0.7 million from the New Jersey government during the nine months ended September 30, 2013 and by a decrease of $1.8 million due to the net effect of depreciation of the Indian rupee and the appreciation of the Philippine peso against the U.S. dollar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Depreciation and Amortization.

	Nine months ended September 30,		Change	Percentage change
	2013	2012
	(dollars in millions)
Depreciation expense	$14.0	$14.6	$(0.6)	-3.9%
Intangible amortization expense	4.8	4.1	0.7	16.7%

Depreciation and amortization expense	$18.8	$18.7	$0.1	0.6%

As a percentage of revenues	5.3%	5.8%

Depreciation and amortization marginally increased 0.6% from $18.7 million for the nine months ended September 30, 2012 to $18.8 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in amortization of acquisition-related intangibles of $0.7 million and depreciation related to our new operations centers of $0.4 million offset by a decrease of $1.0 million due to the net effect of depreciation of the Indian rupee and the appreciation of the Philippines peso against the U.S. dollar during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Income from Operations. Income from operations increased from $41.7 million for the nine months ended September 30, 2012 to $44.4 million for the nine months ended September 30, 2013. As a percentage of revenues, income from operations decreased from 12.8% for the nine months ended September 30, 2012 to 12.5% for the nine months ended September 30, 2013. The decrease in income from operations as a percentage of revenues was primarily due to higher SG&A expenses as a percentage of revenues during the nine months ended September 30, 2013.

Other Income/(Expense).

	Nine months ended September 30,		Change	Percentage change
	2013	2012
	(dollars in millions)
Foreign exchange gains/(losses)	$(3.1)	$(2.3)	$(0.8)	-32.1%
Net interest and other income	1.7	1.3	0.4	33.3%

Other income/(expense)	$(1.4)	$(1.0)	$(0.4)	30.5%

Net foreign exchange losses were attributable to movement of the U.S. dollar against the Indian rupee, U.K. pound sterling and the Philippine peso. The average exchange rate of the Indian rupee against the U.S. dollar increased from 53.09 during the nine months ended September 30, 2012 to 57.80 during the nine months ended September 30, 2013.

Provision for Income Taxes. Provision for income taxes decreased from $11.0 million for the nine months ended September 30, 2012 to $10.8 million for the nine months ended September 30, 2013. The effective rate of taxes decreased from 27.0% during the nine months ended September 30, 2012 to 25.2% during the nine months ended September 30, 2013. Refer to Note 12 to the unaudited consolidated financial statements for further details.

Net Income. Net income increased from $29.7 million for the nine months ended September 30, 2012 to $32.2 million for the nine months ended September 30, 2013, primarily due to an increase in operating income of $2.8 million. As a percentage of revenues, net income remained flat at 9.1% for the nine months ended September 30, 2012 and 2013.

Liquidity and Capital Resources

	Nine months ended September 30,
	2013	2012
	(dollars in millions)
Opening cash and cash equivalents	$103.0	$82.4
Net cash provided by operating activities	44.2	43.4
Net cash used for investing activities	(13.6)	(16.0)
Net cash provided by financing activities	3.0	7.3
Effect of exchange rate changes	(4.2)	1.5

Closing cash and cash equivalents	$132.4	$118.6

As of September 30, 2013, we had $138.5 million in cash and cash equivalents and short-term investments (including $70.5 million held by our foreign subsidiaries). We do not intend to repatriate our overseas funds since our future growth partially depends upon the continued infrastructure and technology investments, geographical expansions and acquisitions made outside of the U.S. Therefore, we need to continuously and permanently reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.

Operating Activities: Cash flows provided by operating activities increased from $43.4 million for the nine months ended September 30, 2012 to $44.2 million for the nine months ended September 30, 2013. The increase in cash flows provided by operations for the nine months ended September 30, 2013 was predominantly due to a net increase in working capital of $4.5 million which was partially offset by a decrease in net income adjusted for non-cash items of $3.6 million. The decrease in net income adjusted for non-cash items is primarily due to an unrealized foreign exchange gain of $8.3 million which was partially offset by an increase in net income of $2.6 million and stock-based compensation expense of $2.1 million.

Changes in operating assets and liabilities were primarily due to an increase in cash provided by accounts receivable of $8.3 million partially offset by decrease in cash paid for accrued expenses and other liabilities of $1.4 million, accrued employee cost of $1.9 million and accounts payable of $1.0 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our days’ sales outstanding were 54 days as of September 30, 2013 compared to 56 days as of December 31, 2012.

Investing Activities: Cash flows used for investing activities decreased from $16.0 million for the nine months ended September 30, 2012 to $13.6 million for the nine months ended September 30, 2013. The decrease was primarily due to a decrease in capital expenditure of $5.3 million partially offset by payment of working capital adjustment for the Landacorp Acquisition of $1.2 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Financing Activities: Cash flows provided by financing activities decreased from $7.3 million for the nine months ended September 30, 2012 to $3.0 million for the nine months ended September 30, 2013. The decrease was primarily due to proceeds from the exercise of stock options of $4.6 million during the nine months ended September 30, 2013 compared to $8.9 million during the nine months ended September 30, 2012.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing our client operations. We incurred $11.7 million of capital expenditures in the nine months ended September 30, 2013. We expect to incur capital expenditures of between $3 million to $5 million in the remainder of 2013, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders. Refer to Note 15 to our unaudited consolidated financial statements for further details.

On May 26, 2011, we entered into a three-year credit agreement with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the Credit Facility may be used for working capital and general corporate purposes. Originally a $50.0 million revolving facility (the “Credit Facility”), including a letter of credit sub-facility, the availability under the Credit Facility was reduced to $15.0 million in June 2012. Upon our request, however, and the fulfillment of certain conditions, the Credit Facility may be increased back to $50.0 million. As of September 30, 2013, we did not have any borrowings under the Credit Facility.

We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2013:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Capital leases	$1.3	$1.6	$—	$—	$2.9
Operating leases	8.4	12.1	1.7	0.6	22.8
Purchase obligations	3.1	—	—	—	3.1
Other obligations(a)	1.7	2.9	2.4	2.9	9.9

Total contractual cash obligations(b)	$14.5	$16.6	$4.1	$3.5	$38.7

(a)	Represents estimated payments under the Company’s Gratuity Plan.
(b)	Excludes $2.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries were established as 100% Export-Oriented units under the Software Technology Parks of India (“STPI”) scheme promulgated by the Government of India, which provides certain incentives on imported and indigenous capital goods upon the fulfillment of certain conditions. Although the corporate tax incentives under the STPI scheme are no longer available to us, the units are required to fulfill such conditions for a limited time. In the event that these units are unable to meet those conditions over the specified period, we may be required to refund those incentives along with penalties and fines. We believe, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

Our operations centers in the Philippines are registered with the Philippine Economic Zone Authority (“PEZA”). The registration provides us with certain fiscal incentives on the import of capital goods and requires that Exl Philippines meet certain performance and investment criteria. We believe that these centers have in the past satisfied and will continue to satisfy the required criteria.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — “Recent Accounting Pronouncements” under Item 1 —“Financial Statements” to our unaudited consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2013, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: November 06, 2013	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)