Form 10-K
period 2013-12-31
ExlService Holdings, Inc.
filed 2014-03-03
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of common stock held by non-affiliates was approximately $926,644,427.

As of February 24, 2014, there were 32,518,425 shares of the registrant’s common stock outstanding (excluding 1,188,385 shares held in treasury), par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2013.

PART I.

ITEM 1.	Business

We are a leading provider of business process solutions, utilizing operations management, analytics and technology. We use our focused industry and process expertise to create a positive business impact on our clients’ operations. We customize our services to improve the economics of our clients’ business performance, and we transform organizations to be leaner and more flexible.

We break our business into two segments: outsourcing and transformation services. Our outsourcing services provide front-, middle- and back-office processing for our clients. Outsourcing services involve the transfer to us of select business operations of a client, such as claims processing, policy administration, and finance and accounting, after which we administer and manage the operations for that client on an ongoing basis. Our transformation services include decision analytics, finance transformation and operations consulting services. These transformation services provide additional insight into our clients’ future financial and operational results, improve their operating environments through cost reduction, increase efficiency and productivity initiatives, and enhance the risk and control environments within our clients’ operations, whether or not they are managed by us. We serve primarily the needs of Global 1000 companies in the insurance, healthcare, utilities, banking and financial services, and travel, transportation and logistics sectors.

Our services include:

We combine in-depth knowledge of the industry sectors in which we focus with proven expertise in transferring business operations of our clients to our offshore and onshore delivery centers, and administering and managing such operations. We have successfully transferred more than 1,000 processes covering a broad array of products and services to our operations centers, including approximately 160 new processes that were transferred to us in 2013.

Our operations centers are located in India, the Philippines, the U.S., the Czech Republic, Bulgaria, Malaysia and Romania. Our geographic footprint enables us to leverage a large pool of highly qualified and educated technical professionals who are able to handle complex processes and services that require functional skills and industry expertise.

While a majority of our professionals provide services in the English language, our operations in the Czech Republic, Bulgaria and Romania provide multi-lingual delivery capabilities. We believe we can consistently offer high quality services at substantially lower costs than those available from U.S.- or U.K.-based in-house facilities or U.S.- or U.K.-based outsourcing providers. As of December 31, 2013, we had a headcount of approximately 22,200 employees, out of which approximately 18,000 were based in India. Our operations platforms are supported by a state-of-the-art infrastructure that can be expanded to meet each client’s needs. We market our services directly through our sales and marketing and client management teams, which operate from the U.S. and Europe. Our senior managers have extensive experience in the industry sectors on which we are focused, and are well versed in the business practices of leading multinational corporations.

We believe our reputation for operational excellence is widely recognized by our clients and is an important competitive advantage. We use Lean and Six Sigma, which are data-driven methodologies for eliminating defects in any process, to identify process inefficiencies and improve productivity in client and support processes. We deliver continued process enhancements by soliciting and implementing process improvements from employees and through our proprietary software tools. As a part of our commitment to quality, information security and employee safety, several of our delivery centers are certified to various standards, such as the ISO 9001:2008 standard for quality management system, the ISO 27001:2005 standard for our information security management system and the OHSAS 18001:2007 standard for our occupational health and safety management system. Certain client operations processes in our operations center in the Philippines are certified as compliant with the Payment Card Industry Data Security Standard. We have received an unqualified SSAE 16 (SOC I – Type II) report on general controls from Ernst & Young Pvt. Ltd., an affiliate of our independent registered public accounting firm, for several delivery centers and certain client operations processes. Our clinical processes in Manila, the Philippines, are accredited by URAC, a leading healthcare and education accreditation organization.

Services

Outsourcing Services

Our outsourcing services are structured around industry-focused business process outsourcing (“BPO”) services as well as cross-industry BPO services, such as finance and accounting services.

Insurance. We have established a leadership position in servicing property and casualty insurance, life insurance, and retirement services companies. In 2013, the research firm Everest Group ranked EXL as a “Leader” in the U.S. insurance BPO market. We have expertise in the areas of claims processing, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business processing, policy servicing, trades/sub-account transactions, add-on processing, premium audit, billing and collection and customer service. We have acquired significant experience in transferring and managing processes in these areas.

We have intensified our use of proprietary technology tools and platforms to provide increasingly complex services for our insurance clients. In October 2011, through our acquisition of Trumbull Services, LLC (“Trumbull”), we acquired the capability to provide subrogation services to property and casualty insurers and health insurers as well as access to a software platform called SubroSource™. In connection with our acquisition of Professional Data Management Again, Inc. (“PDMA”), in April 2010, we acquired an insurance policy administration platform called LifePRO ® to administer life insurance, health insurance, annuities and credit life and disability insurance policies.

Our services include:

Healthcare. We have differentiated experience as a business process solutions provider for the rapidly changing healthcare industry, primarily serving U.S.-based health insurers or payers.

We have built significant capability to manage clinical operations for payers, utilizing our global network of highly trained healthcare professionals, with the goal of providing improved clinical, financial and performance outcomes for our clients. We also provide back office support, such as member enrollment, claims adjudication and finalization, and billing and collections management.

In addition, we provide and run technology platforms specifically designed to serve the healthcare industry. Through our 2012 acquisition of Landacorp, Inc. (“Landacorp”), we acquired leading healthcare management software platforms (CareRadius® and MaxMC®), which connect payers, providers and members with critical clinical information, and automate a payers’ operations to increase efficiency. In 2013, we also introduced MedConnection, a proprietary medical information analysis tool, which empowers adjusters, attorneys and medical staff to perform fewer non-core activities (e.g. file organization, duplication, and identification) and more effectively accomplish core activities (e.g. negotiation preparation).

Our services include:

Utilities. We provide end-to-end services for the back-office operations of utilities companies in service areas such as meter to cash, portfolio and energy balancing, debt management and customer service. A large part of these services involves complex processing of transactions.

Our services include:

Banking and Financial Services. We have diverse experience in servicing and processing various banking products, including residential mortgage lending, retail banking and credit cards, commercial banking and investment management.

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

Our services include:

Finance and Accounting. We provide outsourcing services to our clients’ finance organizations through our finance and accounting center of excellence. We provide integrated end-to-end finance and accounting outsourcing services across an array of finance and accounting service cycles, including procure to pay, order to cash, hire to retire, record to report and treasury and tax processes, in part by leveraging our deep capabilities in finance transformation, decision analytics and a number of tools and methodologies which are proprietary or available through a number of partnerships with third parties. Our partnerships include, among others, BlackLine Systems, a leading provider of enterprise-class software applications designed to automate and control the entire financial close process, GT Nexus, a leading provider of cloud-based business network platforms for global trade and supply chain management to provide platform-based business process solutions to the global transportation and logistics industry and Sungard Advantgard GETPAID, a leading provider of credit risk monitoring, statistical scoring, collections automation, dispute management and cash application software with advanced reporting and dashboards to provide platform based receivable management solutions to help companies embed best practices for improved management of trade receivables. Our finance and accounting outsourcing services are provided to clients across a broad spectrum of industries.

Our services include:

Transformation Services

We offer a number of services that we refer to collectively as transformation services. These offerings include decision analytics, finance transformation and operations consulting.

These transformation services focus on improving our clients’ operating environments, whether or not they are managed by us, through cost reduction, additional insight for business forecasting, enhanced efficiency, higher productivity, improved effectiveness of business decisions and creation of an improved risk and control environment. We have experienced a significant increase in demand for our annuity-based transformation services, which are engagements that are contracted for periods of one year or more. We actively cross-sell and, where appropriate, integrate our transformation services with our outsourcing services as part of an integrated solution for our clients. Our transformation services team is comprised of over 1,300 professionals.

Decision Analytics

Our decision analytics services involve accessing and analyzing large volumes of data from multiple sources in order to understand historical performance or behavior to predict particular outcomes. We utilize the insights that we generate to assist our clients in making better and data-driven business decisions, which are in turn expected to lead to tangible financial benefits. Services offered include data filtering, organization and synthesis, management information system reporting, trend and variance analysis, statistical and econometric modeling, and economic and financial markets research.

Our focus areas include marketing and customer analytics, risk analytics, operations analytics and finance and investment analytics. Our offerings often utilize our operations expertise within certain targeted industries, which is then complemented by analytical techniques, technology tools and methodologies to deliver quantitative modeling, proprietary intellectual property and business intelligence for our clients.

We deliver these services through a team of industry specialists and graduates with mathematical, statistical, engineering, economics, business or accounting backgrounds. A large proportion of our decision analytics team members have received post-graduate degrees in business or other quantitative or financial disciplines.

Our services include:

Finance Transformation

Our finance transformation services include governance, risk and compliance, accounting advisory services, finance organizational design, finance process optimization, and finance systems advisory.

As part of our finance organization design services, we assist our clients with the design and implementation of various target operating models, outsourcing and shared service programs. Our finance process optimization services help our clients evaluate the efficiency, effectiveness and internal controls of their finance and accounting processes including management information systems and decision support, through various diagnostic methods including benchmarking. Our finance systems advisory services provide consulting and implementation support for various finance automation and system optimization initiatives. Our governance, risk and compliance services include compliance advisory and support, internal audit and controls monitoring services. Our accounting advisory and reporting services include transaction assurance, general accounting, financial reporting and finance and accounting process optimization services. Many of our professionals who provide these services are certified accountants, internal auditors and process and technology experts.

Our services include:

Operations Consulting

We assist clients in understanding, controlling and improving their business processes with a view to increasing their effectiveness at an optimized cost structure. We utilize Lean and Six Sigma methodologies to advise our clients on cost reduction initiatives and subsequently manage the implementation of our recommendations. Our services also identify business processes that can be improved by documenting processes, creating standard operating procedures, defining metrics and evaluation criteria as well as generating customized dashboards and reporting using our proprietary methodologies. By diagnosing problems in existing processes, we are able to assist our clients in improving their operations by modifying, eliminating or automating certain activities.

Our services include:

Geographic and Segment Information

Please see the disclosures in Notes 4 and 14 to our consolidated financial statements for segment and geographic information regarding our business.

Business Strategy

Our goal is to continue to be a leading provider of business process solutions in the industry sectors on which we are focused. Specific elements of our growth strategy include:

Drive Business Impact for Clients by Offering Industry-Specific Business Process Solutions that Integrate Operations Management, Analytics and Technology

In servicing our clients, we seek to differentiate ourselves by emphasizing the broad range of operations management, analytics and platform technology services that we provide. We believe that clients are increasingly viewing their service providers as long-term partners that provide a full range of service offerings. By leveraging our broad range of services and improving our clients’ operations through tangible measures such as revenue enhancement, revenue and expense leakage prevention, cost reduction, write-off reduction and working capital reduction, we can provide our clients with a positive business impact and create a long-term partnership.

Utilizing Innovative Approaches to Enhance Margin Sustainability

We believe that we can better enhance our margin sustainability by utilizing innovative delivery and pricing approaches. Successful innovative delivery approaches will require the use of acquired, licensed or internally developed intellectual property, methodologies and analytical models as well as a range of proprietary technology tools. These innovative delivery approaches are typically specialized for the industry sectors on which we focus.

In this light, we have significantly increased our use of proprietary technology tools and platforms through a combination of acquisitions, in-house development and licensing of third party technology. Our Landacorp acquisition has provided us with leading healthcare management software platforms (CareRadius® and MaxMC®) that manage clinical data for over 50 million lives, while our PDMA and Trumbull acquisitions have provided us with the LifePRO ® and SubroSource TM platforms for our clients in the life and property and casualty insurance sectors, respectively. We have also built proprietary platforms such as the Freight Bill Audit and Payment platform to automate the receipt, validation and exception processing of customer invoices for our clients in the transportation and logistics sectors. In 2013, we built MedConnection, a proprietary medical information analysis tool, which empowers adjusters, attorneys and medical staff to perform fewer non-core activities (e.g. file organization, duplication, and identification) and more effectively accomplish core activities (e.g. negotiation preparation).

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

Extending Our Industry Expertise

We have developed expertise in transferring and servicing more than 1,000 outsourcing processes to our operations centers, including more than 650 processes in the insurance and healthcare industry. This expertise continues to distinguish us from other providers of outsourcing services and has established our reputation as a leading provider of outsourcing services. We intend to continue to strengthen our processing capabilities by focusing on more complex and value-enhancing services that are common to these sectors. We supplement our innovative delivery and pricing approaches with several industry-specific training academies to enhance the domain expertise of our employees.

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

Continuing to Invest in Our People and Operational Infrastructure

We intend to continue to invest in infrastructure, including human resources, process optimization and delivery platforms, to meet our growing client requirements. We intend to further refine and supplement the innovative methods we use to recruit, train and retain our skilled employees. We intend to continue focusing on recruiting highly qualified employees and developing our employees’ leadership skills through specialized programs, rigorous promotion standards, industry-specific training and competitive compensation packages that include incentive-based compensation. During 2013, we launched new operations centers in Cebu, Philippines and Kochi, India.

Pursuing Strategic Relationships and Acquisitions

We intend to continue to selectively consider strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services and complement our business strategy. We also intend to selectively consider acquisitions, partnerships, alliances or investments that will expand the scope and effectiveness of our services by adding proprietary technology assets and intellectual property, adding new clients or allowing us to enter new geographic markets.

Our Industry

BPO service providers work with clients to develop and deliver operational improvements with the goal of achieving higher performance at lower costs. Organizations transfer their key business processes to third parties to reduce costs, improve process quality, handle increased transaction volumes and reduce redundancy. Third-party BPO can enable organizations to enhance profitability and increase efficiency and reliability, permitting them to concentrate on their core areas of competence. BPO is a long-term strategic commitment for companies that, once implemented, is generally not subject to cyclical spending or information technology budget reductions. Increased global demand, cost improvements in international communications and the automation of many business services have created a significant opportunity for offshore BPO providers, and many companies are moving select office processes to providers with the capacity to perform these functions from overseas locations.

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

According to Nasscom (India’s National Association of Software and Service Companies), an industry trade organization, exports from India in the information technology and business process management industry are expected to grow between 13% and 15% year-over-year in the fiscal year ending March 31, 2015, to between $97 billion and $99 billion.

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

In analytics services, India has also emerged as a leading delivery location, driven by a large quantitatively-trained workforce and attractive cost efficiencies, as compared to other locations. By 2015, the Indian offshore data analytics market is expected to be approximately $1.2 billion in size, having grown at a CAGR of 25% since 2010, according to Avendus Capital Private Limited, an Indian financial advisor. We offer a global analytics delivery model and operate multiple analytics centers of excellence in India and other locations globally.

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

As of December 31, 2013, we employed approximately 106 sales, marketing, business development and client management professionals the majority of which are based in either the U.S. or Europe. Each professional has significant experience in global outsourcing and expertise in identifying outsourcing opportunities and process migration. Our sales, client management, marketing and business development teams work actively with our service delivery team as the sales process moves closer to the client’s final decision to either select or expand a service provider relationship. The client executive or sales executive works with the service delivery team to define the scope, services, assumptions and execution strategies for each proposed project and to develop project estimates, pricing and sales proposals. Our senior management reviews and approves each proposal. The selling cycle varies depending on the type of service required, generally ranging from six months to eighteen months for our outsourcing services.

Members of our sales, client management, marketing and business development teams remain actively involved in a project through the execution phase. Each client team consists of a corporate sponsor, executive steering committee, operations leadership team and, in some cases, a dedicated human resources, technology and infrastructure team.

Clients

We generated revenues from approximately 280 clients in 2013. Our top three, five and ten clients, respectively, generated 25%, 37% and 58% of our revenues in 2013. In 2012, our top three, five and ten clients, respectively, generated 26%, 39% and 59% of our total revenues. While we are developing relationships with new clients and expect to continue to diversify our client base, we believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors—Risks Related to Our Business—We have a limited number of clients and provide services to few industries. In 2013, approximately 58% of our total revenues came from top ten clients.”

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

We compete against these entities by establishing ourselves as a service provider with deep industry expertise, superior operational capabilities and process expertise, and unique transformation service capabilities, which enables us to respond rapidly to market trends and the evolving needs of our clients in this sector. See “—Business Strategy—Drive Business Impact for Clients by Offering Industry-Specific Business Process Solutions that Integrate Operations Management, Analytics and Technology,” and “—Extending Our Industry Expertise.”

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

Intellectual Property

Our principal intellectual property consists of trademarks, copyrighted software and other materials, proprietary and licensed platforms, filed patent applications, trade secrets, and the know-how of our management and employees. We have several trademarks and logos registered with the U.S. Patent and Trademark Office and certain foreign jurisdictions. We also consider the availability of patent protection for certain proprietary technology, and have filed certain patent applications.

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

Our contracts usually provide that intellectual property created during an engagement for a client will be considered to be work product that is owned by the client or otherwise assigned to that client, unless the client agrees that we will own that intellectual property.

We consider our business processes and implementation methodologies to be trade secrets or confidential, proprietary information that includes trade secrets that are important to our business. Clients and business partners sign nondisclosure agreements requiring confidential treatment of our information. Our employees are also required to sign intellectual property assignments and confidentiality undertakings as a condition to their employment.

Technology

We have a robust transnational wide area network and international telecommunications capacity to support our global business operations. Our infrastructure is built to industry standards, leveraging leading technology providers and partners. Our business continuity management includes plans to mitigate and manage operational risks by building resilience and redundancies in the telecommunications and network infrastructure, systems, computing, power, and trained talent availability across our service delivery locations.

We customize our technology solutions in line with our clients’ business and outsourcing requirements. Our technology teams are comprised of expert professionals from technology project management, transitions, infrastructure management, technology operational service delivery, information security, business continuity, product development and business process automation. This allows us to have a range of technology offerings and services to deliver value to our clients through various types and stages of our client engagements.

We seek to understand our clients’ business, outsourcing and transformational requirements, processes and systems and to develop and implement customized solutions for our clients and to deliver reliable services that facilitate the right-shore delivery and efficient management of their business processes.

We have a well-rounded suite of vertical specific and cross-vertical horizontal technology-enabled products and business process automation tools and wrappers that are provided as embedded capabilities in our business solutions offerings.

We have a strong focus on information security and data protection for our clients and their customers to ensure compliance with the established confidentiality policies and regulations governing our activities.

Process Compliance and Management

We have an independent quality compliance team to monitor, analyze, provide feedback on and report process performance and compliance. In addition, we have a customer experience team to assess and improve end-customer experience for all processes. Currently, we have over 450 quality compliance analysts and customer experience analysts.

For most of our operations processes, we report process performance on B-ProMPT, our proprietary web-based application accessible by both our clients and us. B-ProMPT includes process control capabilities such as digital dashboards for evaluating process management and performance at any level within an organization, including tracking the individual performance of agents, supervisors and other employees. B-ProMPT includes advanced analytics capacity to provide Six Sigma-based process analysis, including trend analysis, distribution analysis and correlation analysis and tracking.

Employees

As of December 31, 2013, we had a headcount of approximately 22,200 individuals, out of which approximately 18,000 employees were based in India. We have approximately 800 employees in the U.S. and the U.K., approximately 2,800 employees in the Philippines and over 500 employees in the Czech Republic,

Bulgaria and Romania. Our employees are not unionized. We have never experienced any work stoppages and believe that we enjoy good employee relations.

Hiring and Recruiting

Our employees are critical to the success of our business. Accordingly, we focus on recruiting, training and retaining our professionals.

We have developed effective strategies that enable an efficient recruitment process. We have approximately 100 employees dedicated to recruitment. Some of the strategies we have adopted to increase efficiency in our hiring practices include online voice assessment and a centralized hiring center. Our hiring policies focus on identifying high quality employees who demonstrate a propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and interviews before we extend offers for employment. We also conduct extensive background checks on candidates, including criminal background checks, where permitted and as required by clients or on a sample basis. In addition, where permitted and required for client services, we perform random drug testing on the workforce on a regular basis. In 2013, we received more than 39,000 applications for employment and hired approximately 8,400 new employees. We also have an employee referral program that provides us with a cost effective way of accessing qualified potential employees.

We offer our employees competitive compensation packages that include significant incentive-based compensation and offer a variety of benefits that vary by facility, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within some of our operations centers. Our turnover rate for employees who had been with EXL for more than 180 days was 25.8% for the year ended December 31, 2013. As competition in our industry increases, our turnover rate could increase. See “Item 1A. Risk Factors—Risks Related to Our Business—We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”

Training and Development

We dedicate significant resources to the training and development of our professionals. On December 31, 2013, we had over 373 certified trainers. Our trainers work with professionals in our recruitment, operations and quality control teams to create an end-to-end process for value addition, skill evaluation, skill enhancement and certification. We also use training to provide continuity by linking skill assessment at the point of recruitment to subsequent assessment and on-the-job training.

We customize our training to country, client, industry and service, closely collaborating with the clients throughout the training process. In 2013, approximately 5,400 employees received training for the insurance industry and processes at our insurance academy established in 2009. Our finance and accounting academy, inaugurated in November 2011, trained approximately 3,150 employees in basic accounting, payroll and taxation during 2013. Our healthcare academy, inaugurated in Manila, Philippines in 2012, trained over 570 employees during the year, and our travel academy, inaugurated in Gurgaon, India in 2011, trained over 450 employees. Training for new employees includes culture, voice and accent training. We also have ongoing training that includes refresher training programs and personality development programs. We also conduct mandatory legal and compliance related trainings globally, which covered substantially all of our employees in 2013. We develop our employees’ leadership skills through various capability development programs, talent identification and performance management mechanisms, and significant monetary and non-monetary incentives. The overall participation in various programs administered in 2013 resulted in approximately 50,000 days of training. We have also created career development programs for our middle and junior level management employees, helping them define and identify their career paths within the company. In 2013, we provided training to over 650 of our junior and middle managers at the EXL School of Management Development, which was launched in 2010.

In 2013, we launched a focused and robust global senior leadership development program, in partnership with a leading HR consultancy firm, aimed towards building a strong leadership brand and enhancing our management capacity.

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

We are one of the few service providers that can provide third-party administrator insurance services from India and the Philippines, having been licensed or exempted from, or not subject to, licensing in 45 states and 16 states, respectively. Additionally, we are licensed or otherwise eligible to provide third-party administrator services in all states within the U.S. Certain of our debt collection, utilization review, workers compensation utilization review and telemarketing services require us to maintain licenses in various jurisdictions or require certain categories of our professionals to be individually licensed. We continue to obtain licenses required by our business operations.

Our operations are also subject to compliance with a variety of other laws, including the U.S. federal and state regulations, that apply to certain portions of our business, such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the HITECH Act of 2009, the Truth in Lending Act, the Fair Credit Billing Act, the Federal Trade Commission Act and FDIC rules and regulations. We must also comply with applicable regulations relating to health and other personal information that we process as part of our services. Additionally, our client contracts may specify other regulatory requirements we must meet in connection with the services we provide. We provide our employees with training for applicable laws and regulations.

We benefit from tax relief provided by laws and regulations in India and the Philippines. Regulation of our business by the Indian government affects us in several ways. For instance, until April 2011, we benefited from certain tax incentives promulgated by the Indian government, including a holiday from Indian corporate income taxes for the operations of some of our Indian operations centers. During the last five years, we either established or acquired new centers that are eligible for tax benefits under the Special Economic Zones Act, 2005 (the “Special Economic Zones Act”). The Special Economic Zones Act introduced a 15-year tax holiday scheme for operations established in designated special economic zones (“SEZs”). Under the Special Economic Zones Act, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The Special Economic Zones Act provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Foreign Exchange” and “—Income Taxes.”

Other Information

ExlService Holdings, Inc. was incorporated in Delaware on October 29, 2002.

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”). You may read and copy this information at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the EDGAR System.

We also maintain a website at http://www.exlservice.com. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

ITEM 1A.	Risk Factors

Risks Related to Our Business

We have a limited number of clients and provide services to a few industries. In 2013, approximately 58% of our total revenues came from top ten clients.

We have derived and believe that we will continue to derive a substantial portion of our total revenues from a limited number of large clients. In 2013, our ten largest clients accounted for approximately 58% of our total revenues. We expect that a significant portion of our total revenues will continue to be contributed by a limited number of large clients in the near future. The loss of or financial difficulties at any of our large clients could have a material adverse effect on our business, results of operations, financial condition and cash flows. Moreover, the loss of a major customer could also impact our reputation in the market, making it more difficult to attract and retain customers more generally.

On November 1, 2013, we received a notice of termination (the “Termination Notice”) from the Travelers Indemnity Company (“Travelers”) under a Professional Services Agreement, dated as of March 7, 2006, between us and Travelers (as amended from time to time, the “Services Agreement”). Travelers represented 9.7% of our total revenues for the year ended December 31, 2013. While this termination did not have a material impact on our calendar year 2013 revenues, we do estimate a reduction in 2014 revenues of between $12 million and $20 million due to certain services we currently provide to Travelers being transitioned away from us throughout 2014. In addition, we expect that we will reimburse Travelers for certain of their expenses incurred in connection with the termination, which will further reduce our revenues in 2014. We also expect that we will provide certain disentanglement services to Travelers at our expense for up to eighteen months from the date of the Termination Notice (the “Transition Period”), which will increase our expenses in 2014. We are still discussing the termination process with Travelers and, as a result, at this point cannot reasonably estimate the total amount of reimbursements we may make to Travelers or what internal costs we will incur as a result of the termination. If the disentanglement between us and Travelers is not completed in a manner that is satisfactory to both parties, it could further increase our expenses and revenue loss due to the termination, thereby negatively impacting our business, results of operations, financial condition and cash flows.

Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve. The global economic downturn that began in 2008 had an adverse impact on the companies in the industries to which we provide services, including the banking, financial services and insurance industries. In 2013, approximately 50% of our total revenues was derived from clients in those industries, including 42% of our total revenues that were derived from clients in the insurance industry. Our business largely depends on continued demand for our services from clients and potential clients in these industries. Adverse developments in these industries or the other select industries to which we provide services could further unfavorably affect our business. In particular, we currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the U.S. Any future decreases in the general level of economic activity, such as decreases in business and consumer spending, could result in a decrease in demand for our services, particularly our transformation services, thus reducing our revenues. Continued high unemployment rates in the U.S. could also adversely affect the demand for our services. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services to decline.

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

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the U.S. For example, legislation has been proposed that would require offshore providers to identify where they are located and that would require notice to individuals whose personal information is disclosed to non-U.S. companies. In addition, bills have been proposed that would provide tax and other economic incentives for companies that create employment in the U.S. by reducing their offshore outsourcing. Other bills have proposed requiring call centers to disclose their geographic locations, requiring notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, requiring disclosures of companies’ foreign outsourcing practices or restricting U.S. private sector companies that have federal government contracts, federal grants or guaranteed loan programs from outsourcing their services to offshore service providers. Because most of our clients are located in the U.S., any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could adversely impact our ability to do business with U.S. clients and have a material and adverse effect on our business, results of operations, financial condition and cash flows.

In other countries, such as the U.K., there has also been some negative publicity and concern expressed regarding the possible effect of job losses caused by outsourcing. Legislation enacted in the U.K. provides that if a company transfers or outsources its business or a part of its business to a transferee or a service provider, the employees who were employed in such business are entitled to become employed by the transferee or service provider on the same terms and conditions as they had been employed before the transfer. The dismissal of such employees as a result of such transfer of business is deemed unfair dismissal and entitles the employees to compensation. As a result, we may become liable for redundancy payments to the employees of our clients in the U.K. who outsource business to us. We are generally indemnified in our existing contracts with clients in the U.K. to the extent we incur losses or additional costs due to the application of this legislation to us, and we intend to obtain indemnification in future contracts with clients. However, if we are unable to obtain indemnification in future contracts with clients, we may be liable under any agreements we enter into in the future with U.K. clients. Similar legislation has also been enacted in certain other European jurisdictions.

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

A number of our contracts allow the client, in certain limited circumstances, to request a benchmark study comparing our pricing and performance with that of an agreed list of other service providers for comparable services. Based on the results of the study and depending on the reasons for any unfavorable variance, we may be required to make improvements in the services we provide or reduce the pricing for services on a prospective basis to be performed under the remaining term of the contract or our client could elect to terminate the contract, which could have an adverse effect on our business, results of operations and financial condition. Many of our contracts contain provisions that would require us to pay penalties to our clients and/or provide our clients with the right to terminate the contract if we do not meet pre-agreed service level requirements or if we do not provide certain productivity benefits. Failure to meet these requirements or accurately estimate the productivity benefits could result in the payment of significant penalties by us to our clients which in turn could have a material adverse effect on our business, results of operations and financial condition. Some of our contracts with clients specify that if a change of control of our company occurs during the term of the contract, the client has the right to terminate the contract. These provisions may result in our contracts being terminated if there is such a change in control, resulting in a potential loss of revenues. In addition, these provisions may act as a deterrent to any attempt by a third party to acquire our company.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.

Our industry is labor intensive and our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographic areas in which we operate. The industry, including us, experiences high employee turnover. Our turnover rate for employees with EXL for more than 180 days was 25.8% for the year ended December 31, 2013. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. Increased competition for these professionals could have an adverse effect on us. A significant increase in the turnover rate among our employees, particularly among our higher skilled workforce, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins, and could lead to a decline in demand for our services. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process. However, high turnover rates do increase our cost of revenues and therefore impact our profit margins due to higher recruitment, training and retention costs. High employee turnover increases training, recruitment and retention costs because we must maintain larger hiring, training and human resources departments and it also increases our operating costs due to having to reallocate certain business processes among our operations centers where we have access to the skilled workforce needed for our business.

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

In addition, a significant portion of our transformation services consist of specific projects with contract terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from providing transformation services.

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

Our period-to-period results have in the past and may also in the future fluctuate due to other factors, including client losses, delays or failure by our clients to provide anticipated business, variations in employee utilization rates resulting from changes in our clients’ operations, delays or difficulties in expanding our operations centers and infrastructure (including hiring new employees or constructing new operations centers), changes to our pricing structure or that of our competitors, currency fluctuations, seasonal changes in the operations of our clients and other events identified in this Annual Report on Form 10-K. Our revenues are also affected by changes in pricing under our contracts at the time of renewal or by pricing under new contracts. In addition, most of our contracts do not commit our clients to provide us with a specific volume of business. Further, as we increase our capabilities utilizing technology service platforms and other software-based services, we expect that revenues from such services will continue to grow in proportion to our total revenues. Revenues from annual maintenance and support contracts for our software platforms provide us with a relatively predictable revenue base whereas revenues from new license sales and implementation projects have a long selling cycle and it is difficult to predict the timing of when such new contracts will be signed which may lead to fluctuations in our short term revenues. All these factors may make it difficult to make accurate financial forecasts or replace anticipated revenues that we do not receive as a result of delays in implementing our services or client losses. If our actual results do not meet any estimated results that we announce, or if we underperform market expectations as a result of such factors, trading prices for our common stock could be adversely affected.

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

Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations. We have sixteen operations centers in India, six operations centers in the U.S., three operations centers in the Philippines and one operations center in each of Bulgaria, Romania, the Czech Republic and Malaysia. Our headcount has increased from approximately 1,800 on December 31, 2002 to approximately 22,200 on December 31, 2013. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated growth of our business. We are also continuing to look for operations centers at additional locations outside of our current operating geographies. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We also need to manage cultural differences between our employee populations and that may create a risk for employment law claims. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may engage in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations and financial condition.

As part of our business strategy, we intend to continue to selectively consider acquisitions or investments, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to expand the scope of our existing services, add new clients or enter new geographic markets. We have completed seven acquisitions since our inception in April 1999. There can be no assurance that we will successfully identify suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to finance potential acquisitions or be able to consummate any desired transactions. Our failure to close transactions with potential acquisition targets for which we have invested significant time and resources could have a material adverse effect on our financial condition and cash flows.

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

The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. However, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent upon licenses from third parties, that the acquired business infringes upon the intellectual property rights of others or that the technology does not have the acceptance in the marketplace that we anticipated.

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

As of December 31, 2013, we had approximately $107.4 million of goodwill and $34.1 million of intangible assets. We periodically assess these assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions. Goodwill is not amortized but is tested for impairment at least once on an annual basis as of December 31 of each year, based on a number of factors including operating results, business plans and future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, we perform the quantitative assessment of goodwill impairment if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.

If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no assurance that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as the credit crisis that began in 2008 and the related turmoil in the global financial system, could also result in financial difficulties for our clients, including limited access to the credit markets, insolvency or bankruptcy, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India have historically been significantly lower than wage costs in the U.S. and Europe for comparably skilled professionals, which has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for outsourcing services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the U.S. and Europe, which may reduce this competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing transformation services than for employees performing outsourcing services. As the scale of our transformation services increases, wages as a percentage of revenues will likely increase. To the extent that we are not able to control or share wage increases with our clients, wage increases may reduce our margins. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so. Additionally, because a majority of our employees are based in India and paid in Indian rupees, while our revenues are primarily in U.S. dollars and U.K. pounds sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee and the U.S. dollar fluctuate significantly.

If more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.

India has stringent labor legislation that protects employee interests, including legislation that sets forth detailed procedures for dispute resolution and employee removal and legislation that imposes financial obligations on employers upon retrenchment. Though we are exempt from some of these labor laws at present under exceptions in some states for providers of IT-enabled services, there can be no assurance that such laws will not become applicable to us in the future. If these labor laws become applicable to our employees, it may become difficult for us to maintain flexible human resource policies and attract and employ the numbers of sufficiently qualified candidates that we need or discharge employees, and our compensation expenses may increase significantly. Regulations in other countries in which we operate also regulate our relations with our employees.

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

The market for outsourcing services is highly competitive, and we expect competition to intensify and increase from a number of sources. We believe that the principal competitive factors in our markets are breadth and depth of process expertise, knowledge of industries served, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price and sales and client management capabilities. We also face competition from non-U.S.-based outsourcing and IT companies (including those in the U.K. and India) and U.S.-based outsourcing and IT companies. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes, such as cloud computing, will result in new and different competition for our services. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and future competitors have greater financial, personnel and other resources, a broader range of service offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that we are required to modify the terms of our relationship with clients or that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could harm our business, results of operations, financial condition and cash flows.

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

The services we provide are often critical to our clients’ businesses, and any failure to provide those services could result in a reduction in revenues or a claim for substantial damages against us, regardless of whether we are responsible for that failure. Most of our agreements with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client or errors made by our employees in the course of delivering services to our clients could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us. Additionally, we could incur certain liabilities if a process we manage for a client were to result in internal control failures or processing errors, or impair our client’s ability to comply with its own internal control requirements.

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

Under most of our agreements with our clients, our liability for breach of certain of our obligations is generally limited to actual damages suffered by the client and is typically capped at the fees paid or payable to us for a period of time under the relevant agreement. These limitations and caps on liability may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, including intellectual property infringement claims, or liability for fraud or breaches of confidentiality, are generally not limited under those agreements. Because our agreements are governed by laws of multiple jurisdictions, the interpretation of certain provisions, and the availability of certain defenses to us, may vary, which, in certain circumstances, may contribute to uncertainty as to the scope of our potential liability.

Our business could be materially and adversely affected if we do not protect our intellectual property or if our services are found to infringe on the intellectual property of others.

Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in providing our services. We engage in designing, developing, implementing and maintaining applications and other proprietary materials. In order to protect our rights in these various materials, we may seek protection under trade secret, patent, copyright and trademark laws. We also generally enter into confidentiality and nondisclosure agreements with our clients and potential clients, and third party vendors, and seek to limit access to and distribution of our proprietary information. For our employees and independent contractors, we generally require confidentiality and work-for-hire agreements. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage.

We have submitted patent applications in 2013 for certain proprietary technology. We also have submitted and expect to continue to submit U.S. federal and foreign trademark applications for names and designations of our company and various business lines and service offerings. We may not be successful in obtaining or maintaining patents or trademarks for which we have applied.

We may be unable to protect our intellectual property and proprietary technology effectively, which may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through patents or other means, other parties, including former employees, with knowledge of our intellectual property may leave and seek to exploit our intellectual property for their own or others’ advantage. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may not be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations and financial condition.

In addition, competitors or others may allege that our systems, processes, marketing or technologies infringe on their intellectual property rights, including patents. Non-practicing entities also have been bringing patent infringement claims on a more frequent basis. We could be required to indemnify our clients if they are sued by a third party for intellectual property infringement arising from materials that we have provided to the clients in connection with our services and deliverables. We may not be successful in defending against any intellectual property claims or in obtaining licenses or an agreement to resolve any intellectual property disputes. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, we cannot provide assurances that a future assertion of an infringement claim against us or our clients will not cause us to alter our business practices, lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant monetary damages. Any such claim for intellectual property infringement may have a material adverse effect on our business, results of operations and financial condition.

New and changing corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.

Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, other SEC regulations, Consumer Financial Protection Bureau and the NASDAQ Global Select Market rules, are creating uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

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

We are typically required to process, and sometimes collect and/or store sensitive data of our clients’ end customers in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. As a result, we are subject to various data protection and privacy laws in the countries in which we operate. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential. We devote substantial resources to maintaining adequate levels of cyber security and to protecting confidential client and customer data.

However, any network infrastructure may be vulnerable to rapidly evolving cyber attacks, and our user data and corporate systems and security measures may be breached due to the actions of outside parties (including cyberattacks), employee error, malfeasance, a combination of these, or otherwise, allowing an unauthorized party to obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.

If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to significant liability to our clients or our clients’ customers for breaching contractual confidentiality and security provisions or privacy laws, as well as liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation.

If any person, including any of our employees, penetrates our network security or otherwise mismanages or misappropriates sensitive data, discloses or distributes any such data in an unauthorized manner, we could be subject to significant liability and lawsuits from our clients or their own customers for breaching contractual confidentiality provisions or privacy laws, or investigations and penalties from regulators. Under some of our client contracts, we have agreed to pay for the costs of remediation or notice to end users or credit monitoring, as well as other costs.

We have obtained privacy and network security insurance for claims related to breaches of our privacy and network security, including unauthorized access to or disclosure of sensitive data, suspension or interruption of our network infrastructure, transmission of computer viruses or failure to comply with our privacy and network security procedures. However, such coverage may not be adequate or may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claims. Cyber attacks penetrating the network security of our data centers or any unauthorized disclosure or access to confidential information and data of our clients or their end customers could also have a negative impact on our reputation and client confidence, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may not be fully insured for all losses we may incur.

Although we attempt to limit and mitigate our liability for damages arising from negligent acts, errors or omissions through contractual provisions, limitations of liability set forth in our contracts may not be enforceable in all instances or may not otherwise protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, are generally not limited under those agreements. We also could be sued directly for claims that could be significant, such as infringement of intellectual property rights, violation of wage and hour laws, or systemic discrimination. Although we have general liability insurance coverage, including coverage for errors or omissions, property damage or loss and breaches of privacy and network security, that coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. Insurance is not available for certain types of claims, including patent infringement, violation of wage and hour laws, failure to provide equal pay in the U.S., and our indemnification obligations to our clients based on employment law. The successful assertion of one or more large claims against us that are excluded from our insurance coverage or exceed available insurance coverage, or changes in our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

We do not intend to pay dividends in the foreseeable future, and, because we are also a holding company, we may be unable to pay dividends.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, including restrictions under our credit agreement, business prospects and other factors that our board of directors considers relevant. Furthermore, because we are also a holding company, any dividend payments would also depend on the cash flow from our subsidiaries. Accordingly, under certain circumstances, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate.

We may choose to expand operations to additional countries and may not be successful in maintaining our current profit margins in our new locations due to factors beyond our control.

We are currently continuing to evaluate additional locations outside our current operating geographies in which to invest in operations centers. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.

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

Our clients’ business operations are often subject to regulation, and our clients may require that we perform our services in a manner that will enable them to comply with applicable regulations. Our clients are located around the world, and the laws and regulations that apply include, among others, United States federal laws such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act, state laws on debt collection in the United States and the Financial Services Act in the United Kingdom as well as similar consumer protection laws in other countries in which our clients’ customers are based. Failure to perform our services in a manner that complies with any such requirements could result in breaches of contracts with our clients. In addition, we are required under various laws to obtain and maintain permits and licenses for the conduct of our business in all jurisdictions in which we have operations, including India, and, in some cases, where our clients receive our services, including the United States and Europe. If we do not maintain our licenses or other qualifications to provide our services or if we do not adapt to changes in legislation or regulation, we may have to cease operations in the relevant jurisdictions and may not be able to provide services to existing clients or be able to attract new clients. In addition, we may be required to expend significant resources in order to comply with laws and regulations in the jurisdictions mentioned above. Any failure to abide by regulations relating either to our business or our clients’ businesses may also, in some limited circumstances, result in civil fines and criminal penalties for us. Any such ceasing of operations or civil or criminal actions may have a material adverse effect on our business, results of operations and financial condition.

Our stock price continues to be volatile.

Our stock has at times experienced substantial price volatility as a result of, among other reasons, variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, our stock price may significantly decline.

Delaware law and our amended and restated certificate of incorporation and by-laws contain certain anti-takeover provisions that could delay or discourage business combinations and takeover attempts that stockholders may consider favorable.

Our amended and restated certificate of incorporation and by-laws contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by our board of directors. These provisions include classified board provisions, provisions permitting the board of directors to fill vacancies created by its expansion, provisions permitting the removal of directors only for cause and with a 66 2⁄3% stockholder vote, provisions requiring a 66 2⁄3% stockholder vote for certain amendments to our organizational documents, provisions barring stockholders from calling a special meeting of stockholders or requiring one to be called or from taking action by written consent and provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15.0% or more of our outstanding voting stock, from merging or combining with us. These provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future which could reduce the market price of our stock.

Risks Related to the International Nature of Our Business

Our financial condition could be negatively affected if foreign governments reduce or withdraw tax benefits and other incentives currently provided to companies within our industry or if we are not eligible for these benefits.

We are subject to income taxes in the United States and other foreign jurisdictions. Our tax expense and cash tax liability in the future could be adversely affected by various factors, including, but not limited to, changes in tax laws, regulations, accounting principles or interpretations and the potential adverse outcome of tax examinations. Changes in the valuation of deferred tax assets and liabilities, which may result from a decline in our profitability or changes in tax rates or legislation, could have a material adverse effect on our tax expense.

Under the Indian Income Tax Act, 1961, our operations centers in India, from which we derive a significant portion of our revenues, benefitted up to March 31, 2011, from a ten-year holiday from Indian corporate income taxes in respect of their export profits under the Software Technology Parks of India (“STPI”) Scheme. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2013, was 33.99%.

During the last five years, we either established or acquired new centers that are eligible for tax benefits under the Special Economic Zones Act. The Special Economic Zones Act introduced a 15-year tax holiday scheme for operations established in designated special economic zones (“SEZs”). Under the Special Economic Zones Act, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The Special Economic Zones Act provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future.

The Direct Taxes Code Bill 2010 (the “Direct Taxes Code”) proposed by the Government of India and currently pending before the Indian Parliament proposes grandfathering the existing profit-based tax benefits for operations centers in SEZs already receiving such tax benefits. The Direct Taxes Code also proposes discontinuing profit-based incentives for operations centers in SEZs set up after March 31, 2014 and replaces them with investment-based incentives for operations centers in SEZs established after that date. However, the bill is still pending before the Parliament and owing to ensuing general elections and the fact that the Parliament is not scheduled to be in sessions before the general elections, there is a remote possibility that the Direct Taxes Code will be legislated before that date. Accordingly, we expect to continue receiving the benefit of tax deductions for our existing operations centers in SEZs pursuant to the current regulations beyond the currently proposed March 31, 2014 sunset date. If the Direct Taxes Code is enacted into law before that date and if this grandfathering does not happen under the Direct Taxes Code, our operations centers in SEZs may not receive profit-based tax benefits and our overall tax rate may increase over the next few years and that such increase may have a material adverse effect on our business, results of operations and financial condition.

We also benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last five years. The tax holiday will expire for one of our centers in 2014 and for remaining centers, the tax holiday will expire over the next few years which may lead to an increase in our overall tax rate.

If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase.

U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years. Please see Note 15 to our audited consolidated financial statements for details.

Introduction of tax legislation and disputes with tax authorities may have an adverse effect on our operations and our overall tax rate.

Governments in countries in which we operate or provide services could enact new tax legislation, which could potentially have a material adverse effect on our business, results of operations and financial condition. In addition, our ability to repatriate surplus earnings from our operations centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, which would have a material adverse effect on our business, results of operations and financial condition. Additionally, if a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

The Company had undertaken a legal entity rationalization project, the first phase of which became effective in 2013 to simplify the global legal entity structure and remove redundancies and reduce compliance risks and costs associated with it. Furthermore, we also intend to optimize the tax and financial efficiencies of the group structure. As a result, we may carry out certain re-organizations under the tax laws of various jurisdictions in which we operate and take certain positions to qualify for tax neutrality for such internal re-organization. We cannot assure you that there will not be any actions brought by the tax authorities of certain jurisdictions if this re-organization is implemented.

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

It may be difficult to enforce these intellectual property rights both within and outside of the U.S. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of other foreign countries, including the laws of the U.S. There can be no assurance, however, that the laws, rules, regulations and treaties in effect in the U.S., India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change.

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

Currency exchange rate fluctuations in the various currencies in which we do business, especially the Indian rupee and the U.S. dollar, could have a material adverse effect on our results of operations.

A substantial portion of our revenues are denominated in U.S. dollars (73.8% in 2013) or U.K. pounds sterling (19.4% in 2013). A substantial portion of our expenses are incurred and paid in Indian rupees and Philippine peso (51.7% and 9.3% in 2013, respectively). We report our financial results in U.S. dollars. The exchange rates among the Indian rupee and other currencies in which we incur costs or receive revenues and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A—“Quantitative and Qualitative Disclosures about Market Risk.”

Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses or receive revenues, appreciate against the U.S. dollar. Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar, U.K pounds sterling/U.S. dollar and Philippine peso/U.S. dollar foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth to allow us to implement our hedging strategy in a cost-effective manner. Any failure by our hedging counterparties to meet their contractual obligations could materially and adversely affect our profitability. We are subject to legal restrictions on hedging activities as well as the convertibility of currencies in India. This could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures.

Terrorist attacks and other acts of violence involving India, the Philippines, the U.S. or other countries could adversely affect the financial markets, result in a loss of client confidence and adversely affect our business, results of operations and financial condition.

Terrorist attacks and other acts of violence or war, including those involving India, the Philippines, the U.S. or other countries, may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations and financial condition. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to our operations centers. South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including Bangladesh, Pakistan and China. In recent years there have been several instances of military confrontations along the Indo-Pakistani border. There continues to be potential for hostilities between India and Pakistan due to recent terrorist activities and the geopolitical climate along the border. Although this has not been the case to date, such political tensions could create a perception that there is a risk of disruption of services provided by companies with operations in India, which could have a material adverse effect on the market for our services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations in India. Our insurance policies may not insure us against losses and interruptions caused by terrorist attacks and other acts of violence or war.

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

We are vulnerable to natural disasters, technical disruptions and man-made events that could severely disrupt the normal operation of our business and adversely affect our business, results of operation and financial condition.

Our operations centers and our data and voice communications, particularly in India and the Philippines, may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, heavy rains, epidemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as protests, riots and labor unrest. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or delivery centers. We may also be liable to our clients for disruption in service resulting from such damage or destruction. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations and financial condition.

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

ITEM 1B.	Unresolved Staff Comments

None

ITEM 2.	Properties

Our corporate headquarters are located in New York, New York. We have sixteen operations centers in India, three operations centers in the Philippines and one operations center in each of Bulgaria, Romania, the Czech Republic and Malaysia, with an aggregate area of approximately 1,610,000 square feet and a current installed capacity of approximately 23,200 agent workstations. We also have six operations centers in the U.S. and a sales office in London, U.K. Our networking and telecommunication hubs are located in Sunnyvale, California, Jersey City, New Jersey and New York, New York. Substantially all of our operations centers are leased under long-term leases with varying expiration dates, except for an operations center in Pune, India with an area of 86,361 sq. ft. and containing approximately 1,600 agent workstations, which we own. We do not have the option under our present lease agreements to buy any of our leased properties.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”

	Price Range
Calendar Period	High	Low
2013
First Quarter	$32.97	$26.90
Second Quarter	$32.86	$28.56
Third Quarter	$30.89	$26.28
Fourth Quarter	$31.42	$22.98
2012
First Quarter	$28.85	$21.47
Second Quarter	$28.25	$20.28
Third Quarter	$29.71	$22.67
Fourth Quarter	$30.10	$25.87

As of February 24, 2014, there were 24 holders of record of our outstanding common stock.

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

Issuer Purchases of Equity Securities

On November 7, 2013, the Company announced that its Board of Directors authorized a $25 million common stock repurchase program (the “2013 Repurchase Program”), under which shares may be purchased by the Company from time to time on the open market and through private transactions. The 2013 Repurchase Program does not have an expiration date. Repurchased shares under this program have been recorded as treasury shares and will be held until our board of directors designates that these shares be retired or used for other purposes.

During the three months ended December 31, 2013, purchases of common stock pursuant to the 2013 Repurchase Program were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (including commissions)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the 2013 Repurchase Program
			(in millions)
October 1, 2013 through October 31, 2013	—	$—	$—
November 1, 2013 through November 30, 2013	365,444	$25.26	$15.77
December 1, 2013 through December 31, 2013	455,405	$26.35	$3.77

Total	820,849	$25.86	—

(a)	Represents shares acquired under the 2013 Repurchase Program for an aggregate purchase price of $21,228,848 (including commissions).

During the year ended December 31, 2013, we also acquired 13,018 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $389,058. The weighted average purchase price of $29.89 per share was the average of the high and low price of our common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, please see Note 13 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Equity Awards*	Weighted Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders	3,212,957	$16.25	1,824,149
Equity compensation plans not approved by security holders	—	—	—

Total	3,212,957	$16.25	1,824,149

*	This includes Outstanding options and unvested Restricted Stock Units. Refer to Note 13 to our consolidated financial statements for further details.

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

This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2011, 2010 and 2009 and for years ended December 31, 2010 and 2009 is derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2013, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$478.5	$442.9	$360.5	$252.8	$191.0
Cost of revenues (exclusive of depreciation and amortization)	291.0	271.9	220.0	151.3	109.4

Gross profit	187.5	171.0	140.5	101.5	81.6
Selling, general and administrative expenses	95.2	88.2	76.2	59.1	45.8
Depreciation and amortization expenses	24.9	25.6	23.0	15.9	11.4

Income from continuing operations	67.4	57.2	41.3	26.5	24.4
Total other income/ (expense)	(2.4)	(0.5)	5.4	5.6	(4.9)

Income from continuing operations before income taxes	65.0	56.7	46.7	32.1	19.5
Income tax provision	16.9	14.9	11.9	5.5	3.7

Income from continuing operations	48.1	41.8	34.8	26.6	15.8
Loss from discontinued operations, net of taxes	—	—	—	—	(0.1)

Net income	$48.1	$41.8	$34.8	$26.6	$15.7

Earnings per share:
Basic:
Continuing operations	$1.47	$1.31	$1.15	$0.91	$0.55
Diluted:
Continuing operations	$1.42	$1.26	$1.10	$0.88	$0.54
Weighted average number of common shares outstanding
Basic	32,750,178	31,968,386	30,264,805	29,281,364	28,963,770
Diluted	33,842,938	33,171,105	31,546,144	30,388,520	29,417,910

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Consolidated Statement of Financial Position Data:
Cash and cash equivalents	$148.1	$103.0	$82.4	$111.2	$132.2
Working capital (1)	176.6	131.8	94.6	126.4	139.5
Total assets	463.4	435.9	377.4	305.7	249.6
Other long term obligations (2)	21.2	17.0	26.7	9.2	5.6
Stockholders’ equity	366.2	344.5	278.5	248.5	205.7

(1)	Working capital means total current assets less total current liabilities
(2)	Other long term obligations include unrecognized tax benefits, retirement benefits, capital leases, deferred rent and unrealized losses on effective cash flow hedges.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements. See “—Forward Looking Statements.”

Forward Looking Statements

This Annual Report on Form 10-K, and oral statements made from time to time by our representatives, may contain forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward looking statements include information concerning our possible or assumed future results of operations and the impact of the termination of the Services Agreement with Travelers. These statements may also include those with words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	uncertainty regarding the impact of the termination of the Services Agreement with Travelers;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.

These and other factors are more fully discussed elsewhere in this Annual Report on Form 10-K. These and other risks could cause actual results to differ materially from those implied by forward looking statements in this Annual Report on Form 10-K.

The forward looking statements made by us in this Annual Report on Form 10-K, or elsewhere, speaks only as of the date on which they were made. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward looking statements in this Annual Report on Form 10-K after the date of this Annual Report on Form 10-K, except as required by federal securities laws.

Executive Overview

We are a leading provider of business process solutions, utilizing operations management, analytics and technology. We use our focused industry and process expertise to create a positive business impact on our clients’ operations. We customize our services to improve the economics of our clients’ business performance and transform organizations to be leaner and more flexible. We break our business into two segments: outsourcing and transformation services. Our outsourcing services provide front-, middle- and back-office processing for our clients, who are primarily Global 1000 Companies. We also offer a number of transformation services including decision analytics, finance transformation and operations consulting services.

Our global delivery network, comprising of highly trained industry and process specialists across the United States, Europe and Asia, is a key asset. We operate sixteen operations centers in India, six operations centers in the U.S., three operations centers in the Philippines and one operations center in each of Bulgaria, Romania, Malaysia and the Czech Republic.

Revenues

For the year ended December 31, 2013, we had total revenues of $478.5 million compared to total revenues of $442.9 million for the year ended December 31, 2012, an increase of $35.6 million or 8.0%. Revenues from outsourcing services increased from $366.8 million for the year ended December 31, 2012 to $395.0 million for the year ended December 31, 2013. Revenues from transformation services increased from $76.1 million for the year ended December 31, 2012 to $83.5 million for the year ended December 31, 2013.

We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 73.8% and 19.4%, respectively, of our total revenues for the year ended December 31, 2013 and approximately 72.3% and 20.2%, respectively, of our total revenues for the year ended December 31, 2012.

In the years ended December 31, 2013 and 2012, our total revenues from our top ten clients accounted for 57.9% and 59.1% of our total revenues, respectively. None of the clients accounted for more than 10% of our total revenues in the year ended December 31, 2013, compared to one client in the year ended December 31, 2012. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenues will continue to be contributed by a limited number of large clients. We derived revenues from 22 and 38 new clients for our services in the years ended December 31, 2013 and 2012, respectively. In addition, another two clients acquired during the year 2013 did not generate revenues in 2013 but are expected to start generating revenues from 2014.

On November 1, 2013, we received a Termination Notice from Travelers under the Services Agreement. Travelers represented 9.7% of our total revenues for the year ended December 31, 2013. While this termination did not have a material impact on our calendar year 2013 revenues, we do estimate a reduction in 2014 revenues of between $12 million and $20 million due to certain services we currently provide to Travelers being transitioned away from us throughout 2014. In addition, we expect that we will reimburse Travelers for certain of their expenses incurred in connection with the termination, which will further reduce our revenues in 2014. We also expect that we will provide certain disentanglement services to Travelers at our expense during the Transition Period, which will increase our expenses in 2014. We are still discussing the termination process with Travelers and, as a result, at this point cannot reasonably estimate the total amount of reimbursements we may make to Travelers or what internal costs we will incur as a result of the termination.

Our Business

We break our business into two segments: Outsourcing Services and Transformation Services. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe.

Outsourcing Services: We provide our clients with a range of outsourcing services principally in the insurance, healthcare, utilities, banking and financial services, and travel, transportation and logistics sectors, as well as cross-industry outsourcing services, such as finance and accounting services. We serve primarily the needs of Global 1000 companies in these sectors.

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

Within our outsourcing services, we also offer platform technology services by use of our proprietary technology tools and platforms to provide increasingly complex services for our insurance and healthcare clients. We have added these capabilities through acquisitions over the last few years. Key platform technology offerings include CareRadius® and MaxMC® (each of which are healthcare management software platforms for health insurers and providers), LifePRO® (an insurance policy administration platform) and SubroSource ™ (a subrogation services platform for property and casualty insurers). Depending on the platform, the fees derived from our platform technologies may be based on licenses, installation, support and maintenance, and/or recoveries from claims. We believe our proprietary platform technology will be an important source of growth in the future as clients choose to transfer certain business functions to a third-party-owned technology provider.

As we increase our capabilities utilizing technology service platforms and other software-based services, we expect that revenues from such services will continue to grow in proportion to our total revenues. Revenues from annual maintenance and support contracts for our software platforms provide us with a relatively predictable revenue base and are generally recognized ratably over the terms of the contracts. New license sales and implementation projects have a long selling cycle and it is difficult to predict the timing of when such new contracts will be signed, which may lead to fluctuations in our revenues over short term.

We anticipate that revenues from our outsourcing services will grow as we expand our service offerings and client base, both organically and through acquisitions.

Transformation Services: Our transformation services offer positive business change for our clients. By utilizing sophisticated tools and techniques and highly trained analysts we (i) provide insight into our clients’ current and future financial and operational results using analytics, (ii) improve clients’ operating environments through cost reduction and increased efficiency and productivity initiatives and (iii) enhance the risk and control environments within our clients’ operations, whether or not those operations are outsourced to us. Our key areas of transformation services are decision analytics, finance transformation and operations and process excellence consulting.

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

Selling, General and Administrative Expenses

Our general and administrative expenses are comprised of expenses relating to salaries of senior management and other support personnel, legal and other professional fees, telecommunications, utilities, travel and other miscellaneous administrative costs. Selling and marketing expenses primarily consist of salaries and other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences. We expect that sales and marketing expenses will continue to increase as we invest in our sales and client management functions to better serve our clients and in our branding. We also expect our costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs. However, our SG&A as a percentage of revenues has remained flat at 19.9% in 2013 as compared to 2012, as decreases due to operating leverage were offset by our acquisition in 2012. SG&A expenses also include acquisition-related costs, professional fees (which represent the costs of third party legal, tax, accounting and other advisors), bad debt allowance and non-cash amortization of stock compensation expenses related to our issuance of equity awards to senior management, members of our board of directors, other support personnel and consultants.

Depreciation and Amortization

Depreciation and amortization pertains to depreciation of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and amortization of intangible assets. As we add new facilities and expand our existing operations centers, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure. We expect amortization of intangible assets to increase further as we pursue strategic relationships and acquisitions.

Foreign Exchange

Exchange Rates

We report our financial results in U.S. dollars. A significant portion of our total revenues, however, are earned in U.K. pounds sterling (19.4% and 20.2%, respectively, of our total revenues for the years ended December 31, 2013 and 2012) while a significant portion of our expenses are incurred and paid in Indian rupees (51.7% and 55.2%, respectively, of our total costs for the years ended December 31, 2013 and 2012) and the Philippine peso (9.3% and 7.2%, respectively, of our total costs for the years ended December 31, 2013 and 2012). The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling, Czech koruna and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as the Indian rupee and U.K. pound sterling appreciate or depreciate against the U.S. dollar. See Notes 2 and 7 to our consolidated financial statements and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

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

Income Taxes

We are subject to income taxes in the United States and other foreign jurisdictions. Our tax expense and cash tax liability in the future could be adversely affected by various factors, including, but not limited to, changes in tax laws, regulations, accounting principles or interpretations and the potential adverse outcome of tax examinations. Changes in the valuation of deferred tax assets and liabilities, which may result from a decline in our profitability or changes in tax rates or legislation, could have a material adverse effect on our tax expense.

Under the Indian Income Tax Act, 1961, our operations centers in India, from which we derive a significant portion of our revenues, benefitted through March 31, 2011 from a ten-year holiday from Indian corporate income taxes in respect of their export profits under the Software Technology Parks of India (“STPI”) Scheme. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2013, was 33.99%.

During the last five years, we either established or acquired new centers that are eligible for tax benefits under the Special Economic Zones Act. The Special Economic Zones Act introduced a 15-year tax holiday scheme for operations established in designated special economic zones (“SEZs”). Under the Special Economic Zones Act, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The Special Economic Zones Act provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future.

The Direct Taxes Code proposed by the Government of India and currently pending before the Indian Parliament proposes grandfathering the existing profit-based tax benefits for operations centers in SEZs already receiving such tax benefits. The Direct Taxes Code also proposes discontinuing profit-based incentives for operations centers in SEZs set up after March 31, 2014 and replaces them with investment-based incentives for operations centers in SEZs established after that date. However, the bill is still pending before the Parliament and owing to ensuing general elections and the fact that the Parliament is not scheduled to be in sessions before the general elections, there is a remote possibility that the Direct Taxes Code will be legislated before that date. Accordingly, we expect to continue receiving the benefit of tax deductions for our existing operations centers in SEZs pursuant to the current regulations beyond the currently proposed March 31, 2014 sunset date. If the Direct Taxes Code is enacted into law before that date and if this grandfathering does not happen under the Direct Taxes Code, our operations centers in SEZs may not receive profit-based tax benefits and our overall tax rate may increase over the next few years and that such increase may have a material adverse effect on our business, results of operations and financial condition.

We also benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last five years. The tax holiday will expire for one of our centers in 2014 and for remaining centers, the tax holiday will expire over the next few years which may lead to an increase in our overall tax rate.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with generally accepted accounting principles in the U.S (“US GAAP”). The notes to our consolidated financial statements contain a summary of our significant accounting policies. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain. These policies include revenue recognition, estimating tax liabilities, stock-based compensation, goodwill, intangibles and long-lived assets, derivative instruments and assets and obligations related to employee benefit plans. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecast and estimates routinely require adjustment.

Revenue Recognition

We derive our revenues from outsourcing and transformation services. Revenues from outsourcing services are recognized primarily on a time-and-material, cost-plus or unit-priced basis; revenues from transformation services are recognized primarily on a time-and-material, fixed price or contingent fee basis. The services provided within our outsourcing and transformation contracts generally contain one unit of accounting except the information technology contracts involving complex implementation services and post contract maintenance services. Revenues are recognized under our contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.

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

Revenues for our fixed-price transformation services contracts are recognized using the proportional performance method when the pattern of performance under the contracts can be reasonably determined. We estimate the proportional performance of a contract by comparing the actual number of hours or days worked to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. We regularly monitor our estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

Revenues from software licensing arrangements, which does not involve significant production, modification, or customization of software, are recognized at the later of time of delivery or expiration of significant termination rights as long as other revenue recognition criteria (mentioned above) are met. When there are significant production modifications or customization, installation, systems integration or related services, the professional services and license revenues are combined as a single unit of account and maintenance services, if any, as a separate unit of account and the total contract fees are allocated among the two based on a residual value method. Revenues related to license fees and complex information technology application development services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor hours to date bears to the total expected labor hours (input method). Revenues related to maintenance services contracts, whether entered into solely for providing such services or are segregated from a multiple-element contract, are recognized on a straight-line basis over the contract term unless revenues are earned and obligations are fulfilled in a different pattern.

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

Goodwill, Intangible Assets and Long-lived Assets

The purchase method of accounting is used for all business combinations. We account for our business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and non-controlling interest in the acquired business, measured at their acquisition date fair values. All assets and liabilities of the acquired business including goodwill are assigned to reporting units. Acquisition related costs are expensed as incurred under SG&A expenses. We evaluate goodwill for impairment at least annually, or as circumstances warrant. When determining the fair value of our reporting units, we utilize various assumptions, including projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge.

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

Derivative Instruments and Hedging Activities

In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various hedging arrangements, authorized under our policies, with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is with the U.K. pound sterling and the Indian rupee. We also have exposure in Philippine peso, Czech koruna and other local currencies where we operate. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates and not for speculative trading purposes.

We hedge anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges which are deemed effective are deferred and recorded as a component of accumulated other comprehensive income/(loss), net of tax until the hedged transactions occur and are then recognized in the consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain/(loss).

We also use derivatives consisting of foreign currency exchange contracts to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss).

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
	(dollars in millions)
Revenues	$478.5	$442.9	$360.5
Cost of revenues (exclusive of depreciation and amortization)	291.0	271.9	220.0

Gross profit	187.5	171.0	140.5

Operating expenses:
General and administrative expenses	58.8	57.2	50.6
Selling and marketing expenses	36.4	31.0	25.6
Depreciation and amortization expenses	24.9	25.6	23.0

Total operating expenses	120.1	113.8	99.2

Income from operations	67.4	57.2	41.3
Other income/(expense):
Foreign exchange (loss)/gain	(5.0)	(2.5)	3.4
Interest and other income	2.6	2.0	1.9

Income before income taxes	65.0	56.7	46.6
Income tax provision	16.9	14.9	11.8

Net income	$48.1	$41.8	$34.8

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues.

	Year ended December 31,			Percentage change
	2013	2012	Change
	(dollars in millions)
Outsourcing services	$395.0	$366.8	$28.2	7.7%
Transformation services	83.5	76.1	7.4	9.6%

Total revenues	$478.5	$442.9	$35.6	8.0%

The increase in revenues from outsourcing services of $28.2 million was primarily driven by increased revenues of $17.2 million from the Landacorp acquisition in 2012 and net volume increases from existing and new clients aggregating to $22.8 million. These increases were partially offset by a decrease in revenues of $11.4 million, primarily due to the depreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012 and $0.4 million due to reimbursement to Travelers for certain of their expenses incurred in connection with the termination.

The increase in revenues from transformation services was primarily due to combination of increased revenues in recurring or annuity decision analytics services and an increase in project-based engagements both in our decision analytics and finance transformation services. Revenues from new clients for transformation services were $3.0 million and $9.4 million during the year ended December 31, 2013 and 2012, respectively.

Cost of Revenues.

	Year ended December 31,			Percentage change
	2013	2012	Change
	(dollars in millions)
Total revenues	$478.5	$442.9	$35.6	8.0%
Cost of revenues	291.0	271.9	19.1	7.0%

Gross Profit	$187.5	$171.0	$16.5	9.6%

As a percentage of revenues	39.2%	38.6%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $30.8 million as a result of an increase in the number of our personnel directly involved in providing services to our clients, including $5.9 million of employee-related costs related to the Landacorp acquisition. We also experienced an increase in facilities, technology and other operating expenses of $6.4 million (primarily due to the Landacorp acquisition and new operations centers to support business growth). These increases were partially offset by a decrease of $17.9 million due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012. Cost of revenues as a percentage of revenues decreased from 61.4% for the year ended December 31, 2012 to 60.8% for the year ended December 31, 2013.

Gross Profit. The increase in gross profit as a percentage of revenues was primarily due to higher gross margins from the Landacorp acquisition and depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was partially offset by the lower gross margins in our transformation business due to lower utilization resulting from advance hiring for future growth and higher operating expenses.

SG&A Expenses.

	Year ended December 31,			Percentage change
	2013	2012	Change
	(dollars in millions)
General and administrative expenses	$58.8	$57.2	$1.6	2.8%
Selling and marketing expenses	36.4	31.0	5.4	17.3%

Selling, general and administrative expenses	$95.2	$88.2	$7.0	7.9%

As a percentage of revenues	19.9%	19.9%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $9.9 million, including $5.0 million of employee-related costs related to the Landacorp acquisition. We also experienced an increase in other SG&A expenses primarily due to a write-off of an accounts receivable of $2.0 million acquired as part of the Landacorp acquisition. These increases were partially offset by the decrease of $1.8 million in legal and professional expenses incurred during 2012 related to the Landacorp acquisition and the legal entity rationalization project, the Business Employment Incentive Program grants of $0.7 million from the New Jersey government during the year ended December 31, 2013 and by a decrease of $2.7 million due to the depreciation of the India rupee and the Philippine peso against the U.S. dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2013	2012	Change
	(dollars in millions)
Depreciation expense	$18.6	$20.0	$(1.4)	-6.8%
Intangible amortization expense	6.3	5.6	0.7	11.7%

Depreciation and amortization expense	$24.9	$25.6	$(0.7)	-2.8%

As a percentage of revenues	5.2%	5.8%

Depreciation and amortization expense marginally decreased 2.8% from $25.6 million for the year ended December 31, 2012 to $24.9 million for the year ended December 31, 2013. The decrease was primarily driven by a decrease of $1.5 million due to depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease was partially offset by an increase in amortization of acquisition-related intangibles of $0.7 million and depreciation related to the Landacorp acquisition of $0.2 million. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

Income from Operations. Income from operations increased 17.8% from $57.2 million for the year ended December 31, 2012 to $67.4 million for the year ended December 31, 2013. As a percentage of revenues, income from operations increased from 12.9% for the year ended December 31, 2012 to 14.1% for the year ended December 31, 2013. The increase in income from operations as a percentage of revenues was primarily due to higher gross profit as a percentage of revenues.

Other Income/(Expense).

	Year ended December 31,			Percentage change
	2013	2012	Change
	(dollars in millions)
Foreign exchange loss	$(5.0)	$(2.5)	$(2.5)	-98.9%
Net interest and other income	2.6	2.0	0.6	27.5%

Other income/(expense)	$(2.4)	$(0.5)	$(1.9)	-377.1%

Net foreign exchange losses were attributable to movement of the U.S. dollar against the Indian rupee, U.K. pound sterling and the Philippine peso during the year ended December 31, 2013. The average exchange rate of the Indian rupee against the U.S. dollar increased from 53.40 during the year ended December 31, 2012 to 58.83 during the year ended December 31, 2013.

Provision for Income Taxes. Provision for income taxes increased from $14.9 million for the year ended December 31, 2012 to $16.9 million for the year ended December 31, 2013. The effective tax rate decreased marginally from 26.2% for the year ended December 31, 2012 to 26.0% for the year ended December 31, 2013. Refer to Note 12 to our consolidated financial statements for further details.

Net Income. Net income increased from $41.8 million for the year ended December 31, 2012 to $48.1 million for the year ended December 31, 2013, primarily due to an increase in operating income of $10.2 million, offset by a decrease in other income of $1.9 million and an increase in provision for income taxes of $2.0 million. As a percentage of revenues, net income increased from 9.4% for the year ended December 31, 2012 to 10.1% for the year ended December 31, 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues.

	Year ended December 31,			Percentage change
	2012	2011	Change
	(dollars in millions)
Outsourcing services	$366.8	$294.4	$72.4	24.6%
Transformation services	76.1	66.1	10.0	15.1%

Total revenues	$442.9	$360.5	$82.4	22.9%

The increase in revenues from outsourcing services of $72.4 million was primarily driven by revenues of $49.9 million from the Landacorp acquisition in 2012, the Trumbull acquisition and the acquisition of Business Process Outsourcing, Inc. (“OPI”) in 2011 and net volume increases from existing and new clients aggregating to $35.7 million. These increases were partially offset by a net decrease in revenues of $13.2 million, primarily due to the depreciation of the Indian rupee, the U.K. pound sterling and Czech koruna against the U.S. dollar during the year ended December 31, 2012 compared to the year ended December 31, 2011.

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

Cost of Revenues.

	Year ended December 31,			Percentage change
	2012	2011	Change
	(dollars in millions)
Total revenues	$442.9	$360.5	$82.4	22.9%
Cost of revenues	271.9	220.0	51.9	23.6%

Gross Profit	$171.0	$140.5	$30.5	21.7%

As a percentage of revenues	38.6%	39.0%

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

SG&A Expenses.

	Year ended December 31,			Percentage change
	2012	2011	Change
	(dollars in millions)
General and administrative expenses	$57.2	$50.6	$6.6	12.9%
Selling and marketing expenses	31.0	25.6	5.4	21.2%

Selling, general and administrative expenses	$88.2	$76.2	$12.0	15.7%

As a percentage of revenues	19.9%	21.1%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $10.2 million, including $5.8 million of employee-related costs related to our acquisitions and our continued investment in sales and client management personnel. We also experienced an increase in other SG&A expenses of $5.7 million, primarily due to increased professional fees, facilities and technology costs incurred at our new operating centers, costs associated with our acquisitions as well as increases in other marketing expenses. These increases were partially offset by a decrease of $3.8 million due to the net effect of depreciation of the Indian rupee and the Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2012	2011	Change
	(dollars in millions)
Depreciation expense	$20.0	$18.7	$1.3	7.1%
Intangible amortization expense	5.6	4.3	1.3	30.2%

Depreciation and amortization expense	$25.6	$23.0	$2.6	11.4%

As a percentage of revenues	5.8%	6.4%

The increase in depreciation and amortization expense was primarily due to an increase in amortization of acquisition-related intangibles of $1.3 million and depreciation related to our new operations centers including our acquisitions of $3.4 million offset by a decrease of $2.0 million due to the net effect of depreciation of the Indian rupee and the Czech koruna and appreciation of the Philippine peso against the U.S. dollar during the year ended December 31, 2012 compared to the year ended December 31, 2011. As we add more operations centers, we expect that depreciation expense will increase to reflect the additional investment in equipment and operations centers necessary to meet our service requirements.

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

Other Income/(Expense).

	Year ended December 31,			Percentage change
	2012	2011	Change
	(dollars in millions)
Foreign exchange losses	$(2.5)	$3.4	$(5.9)	-174.4%
Net interest and other income	2.0	1.9	0.1	2.0%

Other income/(expense)	$(0.5)	$5.3	$(5.8)	-109.4%

Net foreign exchange loss is attributable to movement of the U.S. dollar against the Indian rupee. The average exchange rate of the Indian rupee against the U.S. dollar increased from 46.92 during the year ended December 31, 2011 to 53.40 during the year ended December 31, 2012.

Provision for Income Taxes. Provision for income taxes increased from $11.8 million for the year ended December 31, 2011 to $14.9 million for the year ended December 31, 2012. The effective tax rate increased from 25.4% for the year ended December 31, 2011 to 26.2% for the year ended December 31, 2012. The increase was primarily due to the partial expiry of the tax holiday benefit for our operations center in Bengaluru, India and provision for taxes for one of our operating centers in Manila, Philippines. Please see Note 12 to our consolidated financial statements for further details.

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

Liquidity and Capital Resources

	Year ended December 31,
	2013	2012
	(dollars in millions)
Opening cash and cash equivalents	$103.0	$82.4
Net cash provided by operating activities	82.8	65.8
Net cash used for investing activities	(17.5)	(54.8)
Net cash used for financing activities	(15.7)	9.9
Effect of exchange rate changes	(4.5)	(0.3)

Closing cash and cash equivalents	$148.1	$103.0

As of December 31, 2013, we had $154.1 million in cash and cash equivalents and short-term investments (including $67.2 million held by our foreign subsidiaries). We do not intend to repatriate our overseas funds since our future growth partially depends upon the continued infrastructure and technology investments, geographical expansions and acquisitions made outside of the U.S. Therefore, we need to continuously and permanently reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would need to accrue and pay applicable taxes.

Cash flow from Operating Activities: Cash flows provided by operating activities increased by $17.0 million from $65.8 million in the year ended December 31, 2012 to $82.8 million in the year ended December 31, 2013. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant. The increase in cash flow from operating activities in 2013 is due to better collections of accounts receivable, primarily due to improved receivable management, and increase in accrued expenses and other liabilities in 2013. Our days’ sales outstanding decreased from 56 days as of December 31, 2012 to 55 days as of December 31, 2013.

The increase in cash flows provided by operations for the year ended December 31, 2013 is predominantly due to a decrease in working capital of $2.8 million during the year ended December 31, 2013 compared to an increase of $12.8 million during the year ended December 31, 2012. Net income adjusted for non-cash expenses increased by $1.4 million in the year ended on December 31, 2013 compared to the year ended on December 31, 2012 due to increases in net income by $6.3 million, stock based compensation by $2.4 million and a write-off of a doubtful receivable by $2.0 million, which was partially offset by an increase in unrealized foreign exchange gain of $6.8 million and a decrease in deferred income taxes by $2.2 million.

Decrease in the working capital during 2013 was primarily due to increase in accrued expenses and other liabilities by $8.9 million, decrease in advance income tax by $2.1 million and other assets by $0.7 million, partially offset by increase in account receivable by $5.7 million and prepaid expenses and other current assets by $3.4 million. Increase in working capital during 2012 was primarily due to increase in account receivable by $8.1 million, prepaid and other current assets by $1.8 million, advance income tax by $1.3 million and decrease in deferred revenue by $3.7 million partially offset by increase in accounts payable by $3.0 million.

Cash flow from Investing Activities: Cash flows used for investing activities decreased from $54.8 million in the year ended December 31, 2012 to $17.5 million in the year ended December 31, 2013. The decrease was primarily due to acquisition of Landacorp in 2012 for $37.5 million and a decrease in capital expenditure of $2.9 million during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Cash flow from Financing Activities: Cash flows provided by financing activities decreased by $25.6 million from cash provided of $9.9 million in the year ended December 31, 2012 compared to net cash used for financing activities of $15.7 million during the year ended December 31, 2013. The decrease was primarily due to acquisition of treasury stock under the share repurchase program of $ 21.2 million and decrease in proceeds from the exercise of stock options by $4.1 million during the year 2013 compared to 2012.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and purchase telecommunications equipment and computer hardware and software in connection with managing our client operations. We incurred approximately $15.9 million and $18.8 million of capital expenditures during the years ended December 31, 2013 and 2012, respectively. We expect to incur capital expenditures of between $20.0 million to $25.0 million in the calendar year 2014, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders. Refer to Note 15 to our consolidated financial statements for further details.

On May 26, 2011, we entered into a three-year credit agreement (the “Credit Facility”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the Credit Facility may be used for working capital and general corporate purposes. Originally a $50.0 million revolving facility, including a letter of credit sub-facility, the availability under the Credit Facility was reduced to $15.0 million in June 2012. Upon our request, and the fulfillment of certain conditions, the Credit Facility can be increased back to $50.0 million. As of December 31, 2013 and 2012, we did not have any borrowings under the Credit Facility.

We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2013:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$1.3	$1.4	$—	$—	$2.7
Operating leases	8.4	10.3	1.6	0.5	20.8
Purchase obligations	12.2	—	—	—	12.2
Other obligations(a)	1.8	3.2	2.5	3.0	10.5

Total contractual cash obligations(b)	$23.7	$14.9	$4.1	$3.5	$46.2

(a)	Represents estimated payments under the Gratuity Plan.
(b)	Excludes $4.9 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — “Recent Accounting Pronouncements” under Item 1 —“Financial Statements” to our consolidated financial statements.

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

Components of Market Risk

Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (73.8% in the year ended December 31, 2013) or U.K. pounds sterling (19.4% in the year ended December 31, 2013), a substantial portion of our expenses were incurred and paid in Indian rupees and Philippine peso (51.7% and 9.3%, respectively, in the year ended December 31, 2013). We also incur expenses in U.S. dollars, the Czech koruna and the currencies of the other countries in which we have operations. The exchange rates among the Indian rupee, the Philippine peso, U.K. pound sterling, Czech koruna and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. Based upon our level of operations during the year ended December 31, 2013 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our revenues in the year ended December 31, 2013 by approximately $11.2 million and our expenses incurred and paid in Indian rupees by approximately $20.3 million, respectively.

We have sought to reduce the effect of the Indian rupee and the Philippine peso and certain other local currency exchange rate fluctuations on our operating results by purchasing forward foreign exchange contracts (“cash flow hedges”) to cover a substantial portion of our expected cash flows. Further, a significant number of our customer contracts include protection against foreign exchange rate fluctuations which minimizes the impact of volatility in the exchange rates on our operating results. Cash flow hedges with notional amounts of $187.4 million were outstanding as at December 31, 2013, with maturity periods of one to forty five-months, compared to $160.0 million outstanding as at December 31, 2012. These contracts must be settled on the day of maturity or may be cancelled subject to the receipts or payments of any gains or losses respectively, equal to the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We use these instruments for hedging our future expected cash flows and not for speculative purposes. As such, we may not purchase contracts adequate to insulate ourselves from Indian rupee and Philippine peso foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.

We hedge our net recognized foreign currency assets and liabilities with foreign exchange forward contracts (“fair value hedges”) to reduce the risk that our earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments hedge assets and liabilities that are denominated in foreign currencies and are carried at fair value with changes in the fair value recorded as foreign exchange gain/(loss).

The fair value hedging instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged. Forward exchange contracts with notional amounts of $74.7 million and GBP 11.0 million were outstanding at December 31, 2013 compared to $61.2 million and GBP 11.4 million outstanding at December 31, 2012. At December 31, 2013, the outstanding fair value hedging derivatives had maturities of 31 days or less.

Interest Rate Risk. As of December 31, 2013 we did not have any borrowings under the Credit Facility, as such we do not have exposure to rising interest rates. We have cash, cash equivalents and short-term investments totaling $154.1 million at December 31, 2013. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into these investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds will be subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 50 basis points change in short term rates would impact our interest income for the year ended December 31, 2013 by approximately $0.2 million.

Credit Risk. As of December 31, 2013, we have accounts receivable of $76.1 million. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material, except a write-off of $2.0 million during 2013 related to receivable from one of our clients from Landacorp acquisition. No single client owed more than 10% of AR balance as on December 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls, as of December 31, 2013, and procedures were effective.

Management’s Responsibility for Financial Statements

Responsibility for the objectivity, integrity and presentation of the accompanying financial statements and other financial information presented in this report rests with our management. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”). The financial statements include amounts that are based on estimates and judgments which management believes are reasonable under the circumstances.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2013. See Ernst & Young LLP’s accompanying report on their audit of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant

Code of Ethics.

We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of conduct and ethics can be found posted in the investor relations section on our website at http://www.exlservice.com . We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct and ethics by posting such information on our website at the address and the location specified above.

We incorporate by reference the information responsive to this Item appearing in the definitive proxy statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file with the SEC within 120 days after the fiscal year end of December 31, 2013.

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

The consolidated financial statements are listed under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

2.     Financial Statement Schedules.

Financial statement schedules as of December 31, 2013 and 2012, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

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

Date: March 3, 2014	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR Rohit Kapoor	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	March 3, 2014

/S/ VISHAL CHHIBBAR Vishal Chhibbar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014

/S/ GAREN K. STAGLIN Garen K. Staglin	Chairman of the Board of Directors	March 3, 2014

/S/ ANNE MINTO Anne Minto	Director	March 3, 2014

/S/ SOM MITTAL Som Mittal	Director	March 3, 2014

/S/ DAVID B. KELSO David B. Kelso	Director	March 3, 2014

/S/ CLYDE W. OSTLER Clyde W. Ostler	Director	March 3, 2014

/S/ DR. MOHANBIR SAWHNEY Dr. Mohanbir Sawhney	Director	March 3, 2014

INDEX TO EXHIBITS

The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2006).

3.2	Third Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2011).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

4.2	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 25, 2006).

10.1*	Professional Services Agreement, dated March 7, 2006, between The Travelers Indemnity Company and ExlService Holdings, Inc as amended by Amendment 3, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K filed on March 16, 2010).

10.2	Employment Agreement, dated May 1, 2009, between exlservice.com (India) Private Limited and Vishal Chhibbar (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K filed on March 16, 2010).

10.3	Letter Agreement, effective June 1, 2009, between ExlService Holdings, Inc, and Vishal Chhibbar (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K filed on March 16, 2010).

10.4	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Vikram Talwar (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K filed on March 16, 2009).

10.5	Amendment, effective June 2, 2010, to the Amended and Restated Employment and Non-Competition Agreement, dated December 16, 2008 between Vikram Talwar and ExlService Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2010).

10.6	Summary of terms of compensation for Vikram Talwar (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2010).

10.7	Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K filed on March 16, 2009).

10.8	Amendment to the Amended and Restated Employment and Non-Competition Agreement entered into by and among ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed on March 16, 2010).

10.9	ExlService Holdings, Inc. 2003 India Stock Option Plan (incorporated by reference to Exhibit 10.16 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.10	ExlService Holdings, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.11	ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.12	ExlService Holdings, Inc. 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.21 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.13	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.22 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.14	ExlService Holdings, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.23 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.15	Form of Restricted Stock Award Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.31 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.16	Form of Stock Option Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.32 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.17	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.33 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.18	ExlService Holdings, Inc. 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.38 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.19	Form of Stock Option Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.39 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.20	Form of Restricted Stock Award Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.40 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.21	Restricted Stock Award Agreement between Vikram Talwar and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.41 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.22	Non-Qualified Stock Option Agreement between Rohit Kapoor and the Company dated July 27, 2006 (incorporated by reference to Exhibit 10.42 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.23	Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.43 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.24	Form of Restricted Stock Unit Agreement 1 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.44 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.25	Form of Restricted Stock Unit Agreement 2 under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.45 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.26	Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.46 of Amendment 6 to our Registration Statement on Form S-1 (No. 333-121001)).

10.27	Letter Agreement, dated March 20, 2008, between Exl Service.com, Inc. and Rembert de Villa (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed on March 16, 2011).

10.28	Form of 2010 Restricted Stock Unit Agreement 1 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 4, 2010).

10.29	Form of 2010 Restricted Stock Unit Agreement 2 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on February 4, 2010).

10.30	Form of 2010 Restricted Stock Unit Agreement 3 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on February 4, 2010).

10.31	Form of 2010 Restricted Stock Unit Agreement 4 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed on February 4, 2010).

10.32	Form of 2010 Restricted Stock Unit Agreement 5 (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed on February 4, 2010).

10.33*	Framework Agreement, dated July 25, 2005, between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K filed on March 16, 2009).

10.34	Notice of Extension between Centrica plc and the Company, dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 10, 2008).

10.35*	Amendment No. 6, dated April 1, 2009, to the Framework Agreement between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10-K filed on March 16, 2010).

10.36	Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8 (No. 333-157076)).

10.37*	Framework Agreement, dated February 29, 2012, by and among Centrica plc, the Company and exl Service.com (India) Private Limited (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A filed on June 1, 2012).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**

*	Portions of this exhibit have been omitted pursuant to confidential treatment granted by the SEC. The omitted portions have been filed with the SEC.
**	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

ExlService Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income/(loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExlService Holdings, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExlService Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ExlService Holdings, Inc.

We have audited ExlService Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). ExlService Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ExlService Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExlService Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income/(loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

New York, New York

March 3, 2014

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2013	2012
		(Recasted)
Assets
Current assets:
Cash and cash equivalents	$148,065	$103,037
Short-term investments	5,987	6,137
Restricted cash	423	573
Accounts receivable, net	76,121	72,443
Prepaid expenses	5,168	5,072
Deferred tax assets, net	6,958	7,460
Advance income tax, net	2,024	4,317
Other current assets	7,881	7,065

Total current assets	252,627	206,104

Fixed assets, net	34,564	39,356
Restricted cash	3,568	3,752
Deferred tax assets, net	12,254	14,123
Intangible assets, net	34,115	40,711
Goodwill	107,407	110,948
Other assets	18,897	20,860

Total assets	$463,432	$435,854

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,714	$3,604
Deferred revenue	8,618	7,922
Accrued employee cost	29,405	29,393
Accrued expenses and other current liabilities	32,219	31,737
Current portion of capital lease obligations	1,119	1,685

Total current liabilities	76,075	74,341

Capital lease obligations, less current portion	1,371	2,679
Non-current liabilities	19,812	14,317

Total liabilities	97,258	91,337

Commitments and contingencies (See Note 15)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 33,342,312 shares issued and 32,172,183 shares outstanding as of December 31, 2013 and 32,540,082 shares issued and 32,203,820 shares outstanding as of December 31, 2012	33	33
Additional paid-in-capital	214,522	195,248
Retained earnings	236,979	188,882
Accumulated other comprehensive loss	(60,718)	(36,647)

Total stockholders’ equity including shares held in treasury	390,816	347,516

Less: 1,170,129 shares as of December 31, 2013 and 336,262 shares as of December 31, 2012, held in treasury, at cost	(24,642)	(3,024)

ExlService Holdings, Inc. stockholders’ equity	366,174	344,492
Non-controlling interest	—	25

Total stockholders’ equity	366,174	344,517

Total liabilities and stockholders’ equity	$463,432	$435,854

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenues	$478,452	$442,930	$360,541
Cost of revenues (exclusive of depreciation and amortization)	290,942	271,876	219,987

Gross profit	187,510	171,054	140,554

Operating expenses:
General and administrative expenses	58,797	57,192	50,660
Selling and marketing expenses	36,376	31,007	25,582
Depreciation and amortization	24,917	25,623	22,994

Total operating expenses	120,090	113,822	99,236

Income from operations	67,420	57,232	41,318
Other income/(expense) :
Foreign exchange (loss)/gain	(4,990)	(2,509)	3,373
Interest and other income, net	2,547	1,997	1,957

Income before income taxes	64,977	56,720	46,648
Income tax provision	16,880	14,884	11,868

Net income	$48,097	$41,836	$34,780

Earnings per share:
Basic	$1.47	$1.31	$1.15
Diluted	$1.42	$1.26	$1.10
Weighted-average number of shares used in computing earnings per share:
Basic	32,750,178	31,968,386	30,264,805
Diluted	33,842,938	33,171,105	31,546,144

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$48,097	$41,836	$34,780
Other comprehensive income/(loss):
Unrealized (loss)/gain on effective cash flow hedges, net of taxes ($1,840), $192, and ($5,509), respectively	(7,759)	516	(14,820)
Foreign currency translation adjustment	(19,605)	(4,149)	(24,844)
Retirement benefits, net of taxes ($91), ($65) and ($66), respectively	(331)	(193)	(285)
Reclassification adjustments
Realized loss/(gain) on cash flow hedges, net of taxes $1,625, $2,106 and ($484), respectively(1)	3,516	6,938	(1,116)
Retirement benefits, net of taxes $31, $26 and $22(2)	108	99	81

Total other comprehensive (loss)/income	(24,071)	3,211	(40,984)

Total comprehensive income/(loss)	$24,026	$45,047	$(6,204)

(1)	These are reclassified to net income and are included in the foreign exchange loss in the consolidated statements of income. See Note 7 to the consolidated financial statements.
(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the consolidated statements of income. See Note 10 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Non -
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income/(Loss)	Shares	Amount	Interest	Total
Balance as of December 31, 2010	29,690,463	$30	$136,173	$112,266	$1,126	(252,502)	$(1,069)	$20	$248,546
Stock issued on exercise/vesting of equity awards	805,998	—	5,535	—	—	—	—	—	5,535
Stock issued in primary offering	1,000,000	1	21,525	—	—	—	—	—	21,526
Non-employee stock options	—	—	21	—	—	—	—	—	21
Stock based compensation	—	—	9,462	—	—	—	—	—	9,462
Excess tax benefit from stock based compensation	—	—	1,210	—	—	—	—	—	1,210
Acquisition of treasury stock	—	—	—	—	—	(70,895)	(1,624)	—	(1,624)
Non controlling interest	—	—	—	—	—	—	—	3	3
Other comprehensive loss	—	—	—	—	(40,984)	—	—	—	(40,984)
Net income	—	—	—	34,780	—	—	—	—	34,780

Balance as of December 31, 2011	31,496,461	$31	$173,926	$147,046	$(39,858)	(323,397)	$(2,693)	$23	$278,475
Stock issued on exercise/vesting of equity awards	1,043,621	2	9,601	—	—	—	—	—	9,603
Non-employee stock options	—	—	32	—	—	—	—	—	32
Stock based compensation	—	—	9,416	—	—	—	—	—	9,416
Excess tax benefit from stock based compensation	—	—	2,273	—	—	—	—	—	2,273
Acquisition of treasury stock	—	—	—	—	—	(12,865)	(331)	—	(331)
Non controlling interest	—	—	—	—	—	—	—	2	2
Other comprehensive income	—	—	—	—	3,211	—	—	—	3,211
Net income	—	—	—	41,836	—	—	—	—	41,836

Balance as of December 31, 2012	32,540,082	$33	$195,248	$188,882	$(36,647)	(336,262)	$(3,024)	$25	$344,517
Stock issued on exercise/vesting of equity awards	802,230	—	5,489	—	—	—	—	—	5,489
Stock based compensation	—	—	11,832	—	—	—	—	—	11,832
Excess tax benefit from stock based compensation	—	—	1,953	—	—	—	—	—	1,953
Acquisition of treasury stock	—	—	—	—	—	(833,867)	(21,618)	—	(21,618)
Non controlling interest	—	—	—	—	—	—	—	(25)	(25)
Other comprehensive loss	—	—	—	—	(24,071)	—	—	—	(24,071)
Net income	—	—	—	48,097	—	—	—	—	48,097

Balance as of December 31, 2013	33,342,312	$33	$214,522	$236,979	$(60,718)	(1,170,129)	$(24,642)	$—	$366,174

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$48,097	$41,836	$34,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,917	25,623	22,994
Loss on sale of business unit	190	—	—
Write-off of accounts receivable	2,029	—	—
Stock-based compensation expense	11,832	9,416	9,462
Amortization of deferred financing cost	151	151	90
Non-employee stock options	—	32	21
Unrealized foreign exchange gain	(7,782)	(943)	(6,596)
Gain on bargain purchase	—	—	(405)
Deferred income taxes	2,484	4,727	(1,705)
Excess tax benefit from stock-based compensation	(1,953)	(2,273)	(1,210)
Non-controlling interest	2	2	3
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(62)	(32)	(498)
Accounts receivable	(5,678)	(8,086)	(5,109)
Prepaid expenses and other current assets	(3,418)	(1,793)	(4,660)
Accounts payable	(375)	3,019	(840)
Deferred revenue	696	(3,721)	(319)
Accrued expenses and other liabilities	8,871	(715)	8,520
Advance income tax, net	2,106	(1,313)	1,408
Other assets	685	(148)	299

Net cash provided by operating activities	82,792	65,782	56,235

Cash flows from investing activities:
Purchase of fixed assets	(15,916)	(18,804)	(19,468)
Business acquisition (net of cash acquired)	(1,183)	(37,500)	(80,983)
Purchase of short-term investments	(1,927)	(7,351)	(8,818)
Proceeds from redemption of short-term investments	1,491	8,821	3,517

Net cash used for investing activities	(17,535)	(54,834)	(105,752)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,511)	(1,640)	(1,286)
Proceeds from sale of common stock, net of issuance costs	—	—	21,526
Proceeds from short-term borrowings	—	—	30,000
Repayments of short-term borrowings	—	—	(30,049)
Payment for purchase of non-controlling interest	(27)	—	—
Payment of debt issuance costs	—	—	(446)
Acquisition of treasury stock	(21,618)	(331)	(1,624)
Proceeds from exercise of stock options	5,489	9,603	5,535
Excess tax benefit from stock-based compensation	1,953	2,273	1,210

Net cash (used for)/provided by financing activities	(15,714)	9,905	24,866

Effect of exchange rate changes on cash and cash equivalents	(4,515)	(209)	(4,138)

Net increase/(decrease) in cash and cash equivalents	45,028	20,644	(28,789)
Cash and cash equivalents, beginning of period	103,037	82,393	111,182

Cash and cash equivalents, end of period	$148,065	$103,037	$82,393

Supplemental disclosure of cash flow information:
Cash paid for interest	$592	$826	$803
Cash paid for taxes, net of refund	$8,585	$13,779	$14,542
Assets acquired under capital lease	$288	$243	$353

See accompanying notes to consolidated financial statement.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(In thousands, except share and per share amounts)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (ExlService Holdings) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the Company), is a leading provider of business process solutions, utilizing operations management, analytics and technology. The Company’s clients are located principally in the U.S. and the U.K.

Basis of Presentation

Certain amounts in the prior year’s financial statements and related notes have been reclassified to conform to the 2013 presentation.

2. Summary of Significant Accounting Policies

(a) Basis of Preparation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“US GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of ExlService Holdings and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The non-controlling interest at December 31, 2012 represented the minority partner’s interest in the operations of exl Service.com (India) Private Limited (“Exl India”) and the profits associated with the minority partner’s interest in those operations, in the consolidated balance sheets and consolidated statements of income, respectively. During the year ended December 31, 2013, the Company purchased the entire non-controlling interest from the minority partner for an insignificant amount. The minority partner’s interest in the operations for the years ended December 31, 2013, 2012 and 2011 was insignificant and is included under general and administrative expenses in the consolidated statements of income.

(b) Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, service tax receivables, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based compensation expense, depreciation and amortization periods, purchase price allocation, recoverability of long-term assets including goodwill and intangibles, and estimates to complete the fixed price contracts.

(c) Foreign Currency Translation

The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates except for the entities in Mauritius which use the U.S. dollar as it’s functional currency. Monetary assets and liabilities in foreign currencies are

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

re-measured into functional currency at the rates of exchange prevailing at the balance sheet dates. Transactions in foreign currencies are re-measured into functional currency at the rates of exchange prevailing on the date of the transaction. All transaction foreign exchange gains and losses are recorded in the accompanying consolidated statements of income.

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

(d) Revenue Recognition

The Company derives its revenues from outsourcing and transformation services. Revenues from outsourcing services are recognized primarily on a time-and-material, cost-plus or unit-priced basis; revenues from transformation services are recognized primarily on a time-and-material and fixed price basis. The services provided within our outsourcing and transformation contracts generally contain one unit of accounting except the information technology contracts involving complex implementation services and post contract maintenance services. Revenues are recognized under our contracts generally when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.

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

Revenues for Company’s fixed-price transformation services contracts are recognized using the proportional performance method when the pattern of performance under the contracts can be reasonably determined. We estimate the proportional performance of a contract by comparing the actual number of hours or days worked to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. We regularly monitor our estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

Revenues from software licensing arrangements, which does not involve significant production, modification, or customization of software, are recognized at the later of time of delivery or expiration of significant termination rights as long as other revenue recognition criteria (mentioned above) are met. When

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

there are significant production, modifications or customization, installation, systems integration or related services, the professional services and license revenues are combined as a single unit of account and maintenance services, if any, as a separate unit of account and the total contract fees are allocated among the two based on residual value method. Revenues related to license fee and the complex information technology application development services are recognized as the service is performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor hours to date bears to the total expected labor hours (input method). Revenues related to the maintenance services contract, whether entered into solely for providing such services or is segregated from a multiple element contract, is recognized on a straight-line basis over the contract term unless revenues are earned and obligations are fulfilled in a different pattern.

The Company accrues for revenue and receivables for services rendered between the last billing date and the balance sheet date. Accordingly, our accounts receivable include amounts for services that we have performed and for which an invoice has not yet been issued to the client.

Reimbursements of out-of-pocket expenses received from clients have been included as part of revenues on a gross basis. Revenues for the following periods include reimbursements of out-of-pocket expenses:

Year ended December 31, 2013	$18,621
Year ended December 31, 2012	$18,862
Year ended December 31, 2011	$16,073

(e) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Pursuant to the Company’s investment policy, its surplus funds are kept as cash or cash equivalents and are invested in highly-rated mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds.

Current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports that will mature on various dates before December 31, 2014, as well as client funds held in dedicated bank accounts.

Non-current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports and for demands against pending income tax assessments (see Note 15 for details), that will mature on various dates after December 31, 2014.

(f) Investments

The Company’s investments consist of time deposits with financial institutions which are valued at cost and approximate fair value. Interest earned on such investments is included in interest income. Investments with original maturities greater than ninety days but less than twelve months are classified as short-term investments. Investments with maturities greater than twelve months from the balance sheet date are classified as long-term investments.

(g) Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of the accounts receivable aging and prior collection experience to

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

estimate the ultimate collectability of these receivables. As of December 31, 2013 and 2012, the Company had $91 and $207 of allowance for doubtful accounts, respectively.

Accounts receivable include unbilled accounts receivable which represents revenues for services performed but yet to be billed to the client. As of December 31, 2013 and 2012, the Company had $16,400 and $15,601 of unbilled accounts receivable, respectively.

(h) Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Equipment held under capital leases are stated at the lower of present value of minimum lease payments at the inception of the leases or its fair value. Advances paid towards acquisition of fixed assets and the cost of fixed assets not yet placed in service before the end of the period are classified as construction in progress.

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

The estimated lives used in determining depreciation are as follows:

Estimated Useful Life (Years)
Network equipment, computers and software	3-5
Buildings	30
Leasehold improvements	3-8
Office furniture and equipment	3-7
Motor vehicles	2-5

(i) Business Combinations, Goodwill and Other Intangible Assets

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

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. Recoverability of goodwill is evaluated using a two-step process.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

The first step involves a comparison of the fair value of a reporting unit with its carrying value. The fair value of the reporting unit is measured by discounting estimated future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit is tested for impairment annually or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Intangible assets acquired in a business combination are initially valued and recognized at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to its fair value, which is calculated using the estimated future undiscounted net cash flows expected to be generated by the asset. If the fair value of the intangible assets is less than the carrying amount of the asset, the asset is considered impaired and an impairment expense is recognized equal to any shortfall in the current period.

The Company’s definite lived intangible assets are amortized over their estimated useful lives as listed below using a straight-line method:

Customer relationships	3-15 years
Leasehold benefits	3-8 years
Developed technology	5-10 years
Non-compete agreements	1-2 years
Trade names and trademarks	3-5 years

(j) Derivative Financial Instruments.

In the normal course of business, the Company uses derivative instruments for the purpose of mitigating the exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. These derivative contracts are purchased within the Company’s policy and are with counterparties that are highly rated financial institutions.

The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) (AOCI) until the hedged transactions occur and at that time are recognized in the consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange (loss)/gain. The Company also uses derivatives instruments consisting of foreign currency exchange contracts to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange (loss)/gain.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

consolidated statements of income and is included in foreign exchange (loss)/gain. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

(k) Retirement Benefits

Contributions to defined contribution plans are charged to the consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. The Company recognizes its liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.

(l) Share-Based Compensation

The Company recognizes stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. The Company recognizes these compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeiture differ from those estimates.

(m) Income Taxes

The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. The deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period in which the change is identified. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company establishes provisions for uncertain tax provisions and related interest and penalties when the Company believes those tax positions are not more likely than not of being sustained, if challenged.

(n) Financial Instruments and Concentration of Credit Risk

Financial Instruments. For certain financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and other current liabilities, recorded amounts approximate fair value due to the relatively short maturity periods of such instruments.

Concentration of Credit Risk . Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, time deposits, accounts receivable and derivative financial instruments. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to the Company’s investment policy, its surplus funds are

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

maintained as cash or cash equivalents and are invested in highly-rated mutual funds, money market accounts and time deposits, placed with highly rated financial institutions to reduce its exposure to market risk with regard to these funds. Credit losses on accounts receivable have not been material because of a large concentration of revenues with a small number of large, established companies. The Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable.

(o) Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2013	2012	2011
Numerators:
Net income	$48,097	$41,836	$34,780
Denominators:
Basic weighted average common shares outstanding	32,750,178	31,968,386	30,264,805
Dilutive effect of share based awards	1,092,760	1,202,719	1,281,339

Diluted weighted average common shares outstanding	33,842,938	33,171,105	31,546,144

Earnings per share:
Basic	$1.47	$1.31	$1.15
Diluted	$1.42	$1.26	$1.10
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	268,219	413,493	424,081

(p) Accumulated Other Comprehensive Loss

For the Company, comprehensive loss consists of net earnings/(loss), amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC No. 815. Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive loss until the settlement of that contract. The balances as of December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012
Cumulative currency translation adjustments	$(50,091)	$(30,486)
Unrealized loss on cash flow hedges, net of taxes of ($2,736) and ($2,521)	(9,699)	(5,456)
Retirement benefits, net of taxes of ($263) and ($203)	(928)	(705)

Accumulated other comprehensive loss	$(60,718)	$(36,647)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

(q) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2013	2012
Accrued expenses	$20,607	$20,134
Derivative instruments	7,689	6,403
Other current liabilities	3,923	5,200

Accrued expenses and other current liabilities	$32,219	$31,737

(r) Non-current liabilities

Non-current liabilities consist of the following:

	December 31,	December 31,
	2013	2012
Derivative instruments	$5,606	$3,458
Unrecognized tax benefits	4,776	2,680
Deferred rent	4,973	4,631
Retirement benefits	3,543	2,380
Other non-current liabilities	914	1,168

Non-current liabilities	$19,812	$14,317

(s) Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU No. 2013-02). Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 became effective from January 1, 2013 and the new guidance did not have any material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (ASU 2013-05). It applies to the release of the currency translation adjustment into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the amendments are effective for fiscal years and interim reporting periods beginning after December 15, 2013. The Company is currently assessing the impact, if any, on its consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU No. 2013-11). The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new financial statement presentation provisions relating to this update are prospective and effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company is currently assessing the impact, if any, on its consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

3. Quarterly Financial Data (Unaudited)

Summarized quarterly results for the years ended December 31, 2013 and 2012 are as follows:

	Three months ended
2013	March 31	June 30	September 30	December 31	Full Year
Revenues	$116,006	$116,008	$122,315	$124,123	$478,452
Gross profit	43,093	42,078	50,266	52,073	187,510
Net income	$9,762	$9,236	$13,240	$15,859	$48,097
Earnings Per Share:
Basic	$0.30	$0.28	$0.40	$0.48	$1.47
Diluted	$0.29	$0.27	$0.39	$0.47	$1.42
Weighted-average number of shares used in computing earnings per share:
Basic	32,521,481	32,778,800	32,907,281	32,788,489	32,750,178
Diluted	33,719,794	33,899,097	33,955,445	33,792,757	33,842,938
Note:
Stock compensation expense	$3,645	$2,860	$2,967	$2,360	$11,832
Amortization of intangibles	$1,634	$1,596	$1,534	$1,536	$6,300

	Three months ended
2012	March 31	June 30	September 30	December 31	Full Year
Revenues	$104,608	$108,030	$112,639	$117,653	$442,930
Gross profit	37,936	41,985	43,989	47,144	171,054
Net income	$8,916	$9,054	$11,703	$12,163	$41,836
Earnings Per Share:
Basic	$0.28	$0.28	$0.36	$0.38	$1.31
Diluted	$0.27	$0.27	$0.35	$0.36	$1.26
Weighted-average number of shares used in computing earnings per share:
Basic	31,445,592	31,970,881	32,154,001	32,297,414	31,968,386
Diluted	32,783,855	33,096,607	33,283,854	33,514,446	33,171,105
Note:
Stock compensation expense	$2,743	$2,715	$1,871	$2,087	$9,416
Amortization of intangibles	$1,394	$1,365	$1,324	$1,555	$5,638

Note: Figures for the quarters may not be comparable due to the Landacorp acquisition in 2012.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

4. Segment Information

The Company provides various types of business process solutions utilizing operations management, analytics and technology. These services are provided in an integrated manner to clients in various industries. The chief operating decision maker (“CODM”) generally reviews financial information at the consolidated statement of income level disaggregated by our two segments: Outsourcing Services and Transformation Services, but does not review any information except for revenues and cost of revenues of these individual segments. Therefore, the Company does not allocate or evaluate operating expenses, interest expense or income, capital expenditures, and income taxes to its operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by segment.

Revenues and cost of revenues for each of the years ended December 31, 2013, 2012 and 2011, for outsourcing services and transformation services segments, respectively, are as follows:

	Year ended December 31, 2013			Year ended December 31, 2012
	Outsourcing	Transformation	Total	Outsourcing	Transformation	Total
	Services	Services		Services	Services
Revenues	$394,987	$83,465	$478,452	$366,767	$76,163	$442,930
Cost of revenues (exclusive of depreciation and amortization)	232,286	58,656	290,942	222,860	49,016	271,876

Gross profit	$162,701	$24,809	$187,510	$143,907	$27,147	$171,054

Operating expenses			120,090			113,822
Other income/(expense)			(2,443)			(512)
Income tax provision			16,880			14,884

Net income			$48,097			$41,836

	Year ended December 31, 2011
	Outsourcing	Transformation
	Services	Services	Total
Revenues	$294,361	$66,180	$360,541
Cost of revenues (exclusive of depreciation and amortization)	178,301	41,686	219,987

Gross profit	$116,060	$24,494	$140,554

Operating expenses			99,236
Other income/(expense)			5,330
Income tax provision			11,868

Net income			$34,780

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

On October 12, 2012, the Company acquired Landacorp Inc., a leading provider of healthcare solutions and technology. Landacorp has more than 50 million lives under management on its software platforms and has developed services and technology solutions that share vital clinical data with payers, providers, plan participants and accountable care organizations. The Landacorp acquisition furthers the Company’s strategic intent to continue investing in the healthcare domain and strengthen its capabilities to serve the U.S. healthcare industry and continue to invest in building processes, analytics and platform capabilities in its focused verticals. Accordingly, the Company paid a premium for the acquisition which is being reflected in the goodwill recognized from the purchase price allocation of the total consideration paid by the Company.

The total purchase price of the acquisition is as follows:

Enterprise Value	$37,500
Add: Working capital adjustments*	1,183

Total purchase price	$38,683

*	paid in January 2013

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

Goodwill

The following table sets forth details of the Company’s goodwill balance as of December 31, 2013:

	Outsourcing	Transformation
	Services	Services	Total
Balance at January 1, 2012	$75,502	$16,785	$92,287
Goodwill arising from Landacorp acquisition	19,276	—	19,276
Purchase accounting adjustments (1)	422	—	422
Currency translation adjustments	(1,037)	—	(1,037)

Balance at December 31, 2012	$94,163	$16,785	$110,948
Currency translation adjustments	(3,291)	—	(3,291)
Allocation on sale of a business unit (2)	(250)	—	(250)

Balance at December 31, 2013	$90,622	$16,785	$107,407

(1)	Relates to the acquisition of Business Process outsourcing Inc. (“OPI”) on May 31, 2011 (the “OPI Acquisition”) pertaining to service tax receivables included under “other current assets” in the consolidated balance sheet as of December 31, 2011.
(2)	Relates to the sale of a business unit (acquired with the OPI acquisition) during the year ended December 31, 2013. The net loss recognized from the sale of this business unit is $190 and is included under “other income/ (expense)” in the consolidated statements of income for the year ended December 31, 2013.

The entire amount of goodwill recognized from the Landacorp Acquisition in 2012 is not deductible for tax purposes.

Based on the results of the impairment testing performed during the year ended December 31, 2013, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.

Intangible Assets

Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,614	$(12,201)	$26,413
Leasehold benefits	2,986	(1,455)	1,531
Developed technology	6,013	(1,458)	4,555
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(1,706)	1,616

	$52,251	$(18,136)	$34,115

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,728	$(7,832)	$30,896
Leasehold benefits	3,355	(1,213)	2,142
Developed technology	6,013	(683)	5,330
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(979)	2,343

	$52,734	$(12,023)	$40,711

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $6,300, $5,638 and $4,329, respectively. The weighted average life of intangible assets was 8.8 years for customer relationships, 6.8 years for leasehold benefits, 8.0 years for developed technology, 1.5 years for non-compete agreements and 3.5 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite lived trade names and trademarks as of December 31, 2013 and December 31, 2012.

Estimated amortization of intangible assets during the year ending December 31,
2014	$5,793
2015	$5,543
2016	$5,541
2017	$5,509
2018	$5,414

6. Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

ASC 820 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:

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

December 31, 2013

(In thousands, except share and per share amounts)

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2013 and 2012. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

Assets and Liabilities Measured at Fair Value

The assets and liabilities measured at fair value on recurring basis are summarized below:

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$116,662	$—	$—	$116,662
Derivative financial instruments	—	957	—	957

Total	$116,662	$957	$—	$117,619

Liabilities
Derivative financial instruments	$—	$13,295	$—	$13,295

Total	$—	$13,295	$—	$13,295

As of December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$64,766	$—	$—	$64,766
Derivative financial instruments	—	1,730	—	1,730

Total	$64,766	$1,730	$—	$66,496

Liabilities
Derivative financial instruments	$—	$9,861	$—	$9,861

Total	$—	$9,861	$—	$9,861

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 7 for further details on Derivatives and Hedge Accounting.

7. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchanges rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC 815, “Derivatives and hedging” (ASC 815). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the Company’s functional currency (“fair value hedges”). The Company’s primary exchange rate exposure is with the Indian rupee, the Philippine peso and the U.K. pound sterling. The Company also has exposure in Czech koruna and other local currencies in which it operates.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

The Company had outstanding foreign exchange contracts totaling $262,085 and GBP 10,973 as of December 31, 2013 and totaling $221,255 and GBP 11,544 as of December 31, 2012. The Company estimates that approximately $7,252 of net derivative losses included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of December 31, 2013. At December 31, 2013, the maximum outstanding term of the cash flow hedges was forty-five months.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange (loss)/gain. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No such significant amounts of gains or losses were reclassified from AOCI into earnings during the year ended December 31, 2013 and 2012.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments:

	December 31,	December 31,
	2013	2012
Other current assets:
Foreign currency exchange contracts	$437	$980
Other assets:
Foreign currency exchange contracts	$423	$750
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$7,689	$6,249
Other non current liabilities:
Foreign currency exchange contracts	$5,606	$3,458

Derivatives not designated as hedging instruments:

	December 31,	December 31,
	2013	2012
Other current assets:
Foreign currency exchange contracts	$97	$—
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$—	$154

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income for the years ended December 31, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss)/Gain Recognized in AOCI on Derivative (Effective Portion)		Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$(9,599)	$708	Foreign exchange (loss)/gain	$(5,141)	$(9,044)	Foreign exchange (loss)/gain	$—	$—

		Amount of (Loss)/Gain
		Recognized in Income on
Derivatives not designated as Hedging Instruments		Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	2013	2012
Foreign exchange contracts	Foreign exchange (loss)/gain	$(3,149)	$2,076

8. Fixed Assets

Fixed assets consist of the following:

	December 31,	December 31,
	2013	2012
		(Recasted)
Owned Assets:
Network equipment, computers and software	$63,428	$62,580
Buildings	1,287	1,447
Land	842	946
Leasehold improvements	24,382	23,919
Office furniture and equipment	11,111	10,695
Motor vehicles	507	638
Capital work in progress	715	1,707

	102,272	101,932
Less: Accumulated depreciation and amortization	(69,242)	(65,581)

	$33,030	$36,351

Assets under capital leases:
Network equipment, computers and software	$184	$361
Leasehold improvements	1,955	2,454
Office furniture and equipment	1,079	1,432
Motor vehicles	934	954

	4,152	5,201
Less: Accumulated depreciation and amortization	(2,618)	(2,196)

	$1,534	$3,005

Fixed assets, net	$34,564	$39,356

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

Depreciation and amortization expense excluding amortization of acquisition related intangibles for the year ended December 31, 2013, 2012 and 2011 was $18,617, $19,985 and $18,665, respectively.

Capital work in progress represents advances paid towards acquisition of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

Common Stock

The Company has one class of common stock outstanding.

During the year ended December 31, 2013 and 2012, the Company acquired 13,018 and 12,865 shares of common stock, respectively from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $389 and $331, respectively. The weighted average purchase price of $29.89 and $25.78, respectively was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

During the year ended December 31, 2013, the Company purchased 820,849 shares of its common stock for an aggregate purchase price of approximately $21,229 including commissions, representing an average purchase price per share of $25.86 as part of the share repurchase program that authorized the purchase of up to an aggregate principal amount of $25,000 of the Company’s outstanding common stock.

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

December 31, 2013

(In thousands, except share and per share amounts)

The benefit obligation has been measured as of December 31, 2013. The following table sets forth the activity and the funded status of the Gratuity Plan and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	December 31,
	2013	2012
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$5,491	$4,429
Service cost	1,341	1,027
Interest cost	444	414
Benefits paid	(466)	(595)
Actuarial loss	554	361
Divestiture	(134)	—
Effect of exchange rate changes	(663)	(145)

Projected benefit obligation at the end of the year	$6,567	$5,491

Unfunded amount–non-current	$3,543	$2,380
Unfunded amount–current	868	910

Total accrued liability	$4,411	$3,290

Accumulated benefit obligation	$4,628	$4,141

Net gratuity cost includes the following components:

	Year ended December 31,
	2013	2012	2011
Service cost	$1,341	$1,027	$792
Interest cost	444	414	302
Expected return on plan assets	(164)	(72)	(24)
Actuarial loss	139	125	103

Net gratuity cost	$1,760	$1,494	$1,173

The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $148. The components of accumulated other comprehensive loss that have not been recognized as components of net gratuity cost in the statement of income as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Net actuarial loss	$917	$694
Net prior service cost	11	11

Accumulated other comprehensive loss, net of tax	$928	$705

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	December 31,
	2013	2012	2011
Discount rate	8.3%	8.5%	9.1%
Rate of increase in compensation levels	8.2%	8.2%	8.4%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments during the year ending December 31,
2014	$1,803
2015	$1,662
2016	$1,517
2017	$1,359
2018	$1,178
2019 to 2023	$3,035

The Gratuity Plans in India are partially funded and are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return on the Gratuity Plans of approximately 9.5% per annum for the year ended March 31, 2013.

Change in Plan Assets
Plan assets at January 1, 2012	$1,015
Employer contribution	1,089
Actual return	72
Actuarial gain	92
Effect of exchange rate changes	(67)

Plan assets at January 1, 2013	$2,201
Actual return	206
Effect of exchange rate changes	(251)

Plan assets at December 31, 2013	$2,156

The Company maintains the ExlService.com LLC. 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $1,147, $942 and $662 during the years ended December 31, 2013, 2012 and 2011, respectively. The increase in contributions in 2013 and 2012 compared to 2011 is primarily due to the Company’s acquisitions of OPI and Trumbull in 2011, Landacorp in 2012 and increased participation by employees.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

During the years ended December 31, 2013, 2012 and 2011, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Year ended December 31, 2013	$5,448
Year ended December 31, 2012	$5,626
Year ended December 31, 2011	$5,011

11. Leases

The Company finances its use of certain computer hardware, leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of December 31, 2013 are as follows:

Year ending December 31,
2014	$1,305
2015	1,031
2016	410
2017	33

Total minimum lease payments	2,779
Less: amount representing interest	289

Present value of minimum lease payments	2,490
Less: current portion	1,119

Long term capital lease obligation	$1,371

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after December 31, 2013 are set forth below:

Year ending December 31,
2014	$8,389
2015	7,074
2016	3,288
2017	894
2018	693
2019 and thereafter	485

$20,823

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on such leases on a straight line basis over the non-cancelable lease period determined under ASC 840. Rent expense under both cancelable and non-cancelable operating leases was $17,384, $17,860 and $14,599 for the years ended December 31, 2013, 2012 and 2011, respectively. Deferred rent as of December 31, 2013 and 2012 was $5,394 and $4,893, respectively, and is included in “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

12. Income Taxes

The components of income before income taxes consist of the following:

	Year ended December 31,
	2013	2012	2011
Domestic	$24,056	$22,046	$6,012
Foreign	40,921	34,674	40,636

	$64,977	$56,720	$46,648

The income tax provision consists of the following:

	Year ended December 31,
	2013	2012	2011
Current provision:
Domestic	$3,466	$4,519	$1,433
Foreign	10,930	5,638	12,140

	$14,396	$10,157	$13,573

Deferred provision/(benefit):
Domestic	$4,183	$4,371	$1,999
Foreign	(1,699)	356	(3,704)

	$2,484	$4,727	$(1,705)

Income tax provision	$16,880	$14,884	$11,868

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	December 31,
	2013	2012	2011
Expected tax provision	$22,742	$19,852	$16,327
Change in valuation allowance	—	(254)	(1,702)
Impact of tax holiday	(5,531)	(3,219)	(3,234)
Foreign tax rate differential	(1,412)	(1,071)	(1,033)
Deferred tax (benefit)/provision	(433)	356	(694)
Unrecognized tax benefits and interest	2,399	(2,083)	877
State taxes, net of Federal taxes	601	620	841
Non-deductible expenses	310	591	427
Prior year tax benefit	(875)	—	—
Other	(921)	92	59

Tax provision	$16,880	$14,884	$11,868

The fiscal year under the Indian Income Tax Act ends on March 31. Certain of the Company’s operations centers in India qualified for an exemption from corporate tax under the Indian Income Tax Act which expired on

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

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

The diluted earnings per share effect of the tax holiday is $0.16, $0.10 and $0.10 for the years ended December 31, 2013, 2012 and 2011, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

The components of the deferred tax balances as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Tax credit carry forward	$3,332	$2,932
Depreciation and amortization	5,745	5,955
Share-based compensation	5,881	5,361
Accrued employee costs and other expenses	3,252	2,863
Net operating loss carry forwards	10,474	13,553
Unrealized exchange loss	3,336	3,204
Deferred rent	984	851
Allowance for doubtful accounts	15	59
Others	28	957

	$33,047	$35,735
Valuation allowance	(665)	(665)

Deferred tax assets	$32,382	$35,070

Deferred tax liabilities:
Unrealized exchange gain	$—	$70
Intangible assets	13,170	13,417

Deferred tax liabilities:	$13,170	$13,487

Net deferred tax assets	$19,212	$21,583

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At December 31, 2013 and 2012, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on certain net operating loss carry forwards. Accordingly, the Company had recorded a valuation allowance of $665 each as of December 31, 2013 and 2012.

As a result of the OPI Acquisition and the Landacorp Acquisition, the Company acquired federal and state net operating losses in the United States. Thus, as of December 31, 2013, the Company has federal net operating loss carry forwards of approximately $26,934, which expire through various years till 2032. The Company’s federal net operating loss carry forwards are subject to certain annual utilization limitations under Section 382 of the United States Internal Revenue Code. The Company also has state and local net operating loss carry forwards of varying amounts, which are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize all of the losses before their expiration.

The Company’s Indian subsidiaries are liable to pay Minimum Alternative Tax (MAT) under India’s domestic tax laws. As of December 31, 2013 and 2012 deferred income taxes related to the MAT were $3,332 and $2,932, respectively expiring through various years until 2024.

At December 31, 2013 and 2012, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized deferred taxes is not practicable. Those earnings totaled approximately $185,596 and $153,906 as of December 31, 2013 and 2012, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

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

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2013 through December 31, 2013:

Balance as of January 1, 2013	$3,019
Increases related to prior year tax positions	1,759
Decreases related to prior year tax positions	—
Increases related to current year tax positions	357
Decreases related to current year tax positions	—
Effect of exchange rate changes	(222)

Balance as of December 31, 2013	$4,913

The unrecognized tax benefits as of December 31, 2013 of $4,913, if recognized, would impact the effective tax rate.

The Company has recognized interest and penalties of $283 during the year ended December 31, 2013, which is included in the income tax provision in the consolidated statements of income. The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax positions.

13. Stock Based Compensation

In 2006, the Company instituted the ExlService Holdings, Inc. 2006 Omnibus Award Plan (the 2006 Plan) which replaced the 2003 Plan. The 2006 Plan covers all of the employees of the Company. Under the 2006 Plan, the Compensation Committee (“the Committee”) may grant awards of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance based compensation awards (including cash bonus awards) or any combination of the foregoing.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

The Company applies the provisions of ASC No. 718, “compensation-stock compensation” to account for it’s stock based compensation, using the modified prospective method of transition. Under the provisions of this guidance, the estimated fair value of share-based awards granted under stock incentive plans is recognized as compensation expense over the vesting period.

The following costs related to the Company’s stock-based compensation plan are included in the consolidated statements of income:

	Year ended December 31,
	2013	2012	2011
Cost of revenue	$2,413	$1,893	$1,635
General and administrative expenses	5,077	4,551	4,589
Selling and marketing expenses	4,342	2,972	3,238

Total (1)	$11,832	$9,416	$9,462

(1)	The Company, during the year ended December 31, 2013, recognized an additional stock compensation expense of $854 as a result of modified vesting conditions on certain restricted stock units.

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2013	2012	2011
Dividend yield	0%	0%	0%
Expected life (years)	5.50	5.38	5.58
Risk free interest rate	0.87%	0.97%	2.16%
Volatility	40%	40%	40%

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2010	3,075,617	$12.17
Granted	360,867	20.41
Exercised	(342,166)	11.97
Forfeited	(64,190)	10.06

Outstanding at December 31, 2011	3,030,128	$13.22
Granted	416,129	25.36
Exercised	(793,053)	12.11
Forfeited	(198,570)	17.35

Outstanding at December 31, 2012	2,454,634	$15.30
Granted	14,301	26.76
Exercised	(485,141)	11.32
Forfeited	(27,279)	24.13

Outstanding at December 31, 2013	1,956,515	$16.25	$22,255	5.55

Vested and exercisable at December 31, 2013	1,410,736	$13.90	$19,359	4.89

Available for grant at December 31, 2013	1,824,149

The unrecognized compensation cost for unvested options as of December 31, 2013 is $2,786, which is expected to be expensed over a weighted average period of 1.75 years. The weighted-average fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $10.07, $9.43 and $8.16, respectively. The total grant date fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $3,061, $3,000 and $3,099, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $8,960, $12,020 and $4,180, respectively.

The following table summarizes the status of the Company’s stock options outstanding and stock options vested and exercisable at December 31, 2013:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.00 to $15.00	854,069	$10.00	854,069	$10.00
$15.01 to $24.00	752,246	19.15	496,238	19.22
$24.01 to $36.15	350,200	25.23	60,429	25.28

Total	1,956,515	$16.25	1,410,736	$13.90

Subsequent to December 31, 2013, the Company granted approximately 500,000 restricted stock units and 9,800 stock options to its employees and directors.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

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

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2010	235,885	$23.47	624,815	$18.13
Granted	—	—	460,972	20.84
Vested	(152,962)	19.02	(108,670)	18.39
Forfeited	(19,089)	19.70	(37,458)	18.89

Outstanding at December 31, 2011*	63,834	$18.41	939,659	$19.40
Granted	—	—	389,050	25.07
Vested	(55,726)	18.26	(198,842)	19.27
Forfeited	(2,901)	23.82	(103,956)	21.41

Outstanding at December 31, 2012*	5,207	$17.58	1,025,911	$21.36
Granted	—	—	522,130	29.37
Vested	(4,807)	17.56	(300,316)	20.35
Forfeited	(400)	17.72	(103,283)	25.04

Outstanding at December 31, 2013*	—	$—	1,144,442	$24.95

*	Excludes $20,000, $24,000 and $24,000 restricted stock units vested during the years ended December 31, 2013, 2012 and 2011, respectively (112,000, 124,000 and 120,000 as of December 31, 2013, 2012 and 2011, respectively) for which the underlying common stock is yet to be issued.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2013, unrecognized compensation cost of $19,670 is expected to be expensed over a weighted average period of 2.42 years. The weighted-average fair value of restricted stock units under the 2006 Plan granted during the years ended December 31, 2013, 2012 and 2011 was $29.37, $25.07 and $20.84, respectively. The total grant date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was $9,126, $7,010 and $5,456, respectively.

14. Geographical Information

	Year ended December 31,
	2013	2012	2011
Revenues
United States	$353,274	$320,246	$258,807
United Kingdom	92,601	89,483	79,419
Rest of World	32,577	33,201	22,315

	$478,452	$442,930	$360,541

	December 31,	December 31,
	2013	2012
Fixed assets, net
India	$21,433	$29,539
United States	3,981	4,418
Philippines	8,409	4,363
Rest of World	741	1,036

	$34,564	$39,356

15. Commitments and Contingencies

Fixed Asset Commitments

At December 31, 2013, the Company has committed to spend approximately $12,239 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2013

(In thousands, except share and per share amounts)

The Company’s operations centers in the Philippines are registered with PEZA. The registration provides the Company with certain fiscal incentives on the import of capital goods and requires Exl Philippines to meet certain performance and investment criteria. The Company’s management believes that these centers have in the past satisfied and will continue to satisfy the required criteria.

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and its U.S. subsidiary, ExlService.com LLC are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment.

The aggregate disputed amount demanded by Income tax authorities from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2009 and its permanent establishment issues ranging from tax years 2003 to 2007 as of December 31, 2013 and 2012 is $14,742 and $18,624, respectively of which the Company has already made payment or provided bank guarantee to the extent $13,797 and $14,715, respectively. Amounts paid as deposits in respect of such assessments aggregating to $11,653 and $12,307 as of December 31, 2013 and 2012, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,144 and $2,408 as of December 31, 2013 and 2012, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of December 31, 2013 and 2012.

Based on advice from its Indian tax advisors, the facts underlying its position and its experience with these types of assessments, the Company believes that the probability of crystallization of these liabilities is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. It is possible that the Company might receive similar orders for subsequent years. Even if these disputes are resolved, the Indian tax authorities may still serve additional orders.