Form 10-Q
period 2014-03-31
ExlService Holdings, Inc.
filed 2014-05-01
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of April 25, 2014, there were 32,673,862 shares of the registrant’s common stock outstanding (excluding 1,188,385 shares held in treasury stock), par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,692	$148,065
Short-term investments	7,169	5,987
Restricted cash	816	423
Accounts receivable, net	77,737	76,121
Prepaid expenses	6,145	5,168
Deferred tax assets, net	5,455	6,958
Advance income tax, net	3,978	2,024
Other current assets	12,955	7,881

Total current assets	257,947	252,627

Fixed assets, net	44,031	34,564
Restricted cash	3,780	3,568
Deferred tax assets, net	9,905	12,254
Intangible assets, net	32,643	34,115
Goodwill	108,216	107,407
Other assets	21,489	18,897

Total assets	$478,011	$463,432

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,420	$4,714
Deferred revenue	9,520	8,618
Accrued employee cost	18,371	29,405
Accrued expenses and other current liabilities	29,575	32,219
Current portion of capital lease obligations	1,108	1,119

Total current liabilities	62,994	76,075

Capital lease obligations, less current portion	1,222	1,371
Non-current liabilities	19,107	19,812

Total liabilities	83,323	97,258

Commitments and contingencies (See Note 15)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 33,822,673 shares issued and 32,634,288 shares outstanding as of March 31, 2014 and 33,342,312 shares issued and 32,172,183 shares outstanding as of December 31, 2013	34	33
Additional paid-in-capital	220,370	214,522
Retained earnings	248,126	236,979
Accumulated other comprehensive loss	(48,741)	(60,718)

Total stockholders’ equity including shares held in treasury	419,789	390,816

Less: 1,188,385 shares as of March 31, 2014 and 1,170,129 shares as of December 31, 2013, held in treasury, at cost	(25,101)	(24,642)

Total stockholders’ equity	394,688	366,174

Total liabilities and stockholders’ equity	$478,011	$463,432

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2014	2013
Revenues	$121,797	$116,006
Cost of revenues (exclusive of depreciation and amortization)	74,922	72,913

Gross profit	46,875	43,093

Operating expenses:
General and administrative expenses	14,800	14,721
Selling and marketing expenses	10,232	9,755
Depreciation and amortization	6,356	6,512

Total operating expenses	31,388	30,988

Income from operations	15,487	12,105
Other income/(expense) :
Foreign exchange loss	(833)	(49)
Interest and other income, net	958	703

Income before income taxes	15,612	12,759
Income tax provision	4,465	2,997

Net income	$11,147	$9,762

Earnings per share:
Basic	$0.34	$0.30
Diluted	$0.33	$0.29
Weighted-average number of shares used in computing earnings per share:
Basic	32,523,490	32,521,481
Diluted	33,428,544	33,719,794

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Net income	$11,147	$9,762
Other comprehensive income:
Unrealized gain on effective cash flow hedges, net of taxes $1,608 and $626	5,402	1,447
Foreign currency translation adjustment	4,788	1,691
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes $496 and $428(1)	1,758	926
Retirement benefits, net of taxes $8 and $8(2)	29	30

Total other comprehensive income	11,977	4,094

Total comprehensive income	$23,124	$13,856

(1)	These are reclassified to net income and are included in the foreign exchange loss in the unaudited consolidated statements of income. See Note 7 to the unaudited consolidated financial statements.
(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 10 to the unaudited consolidated financial statements.

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$11,147	$9,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,356	6,512
Stock-based compensation expense	4,176	3,645
Amortization of deferred financing costs	38	38
Unrealized foreign exchange loss	1,895	958
Deferred income taxes	1,863	1,191
Gain on sale of fixed assets	(16)	—
Non-controlling interest	—	1
Change in operating assets and liabilities:
Restricted cash	(502)	(239)
Accounts receivable	(1,713)	(3,062)
Prepaid expenses and other current assets	(4,187)	(1,926)
Accounts payable	(124)	(367)
Deferred revenue	902	(265)
Accrued employee cost	(11,493)	(11,192)
Accrued expenses and other liabilities	(985)	1,071
Advance income tax, net	(1,822)	(141)
Other assets	(570)	636

Net cash provided by operating activities	4,965	6,622

Cash flows from investing activities:
Purchase of fixed assets	(10,679)	(6,610)
Business acquisition (net of cash acquired)	—	(1,183)
Purchase of short-term investments	(1,005)	(51)

Net cash used for investing activities	(11,684)	(7,844)

Cash flows from financing activities:
Principal payments on capital lease obligations	(288)	(434)
Acquisition of treasury stock	(459)	(389)
Proceeds from exercise of stock options	1,673	1,378

Net cash provided by financing activities	926	555

Effect of exchange rate changes on cash and cash equivalents	1,420	(63)

Net decrease in cash and cash equivalents	(4,373)	(730)
Cash and cash equivalents, beginning of period	148,065	103,037

Cash and cash equivalents, end of period	$143,692	$102,307

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

1. Organization and Basis of Presentation

Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the “Company”), is a leading provider of business process solutions, utilizing operations management, analytics and technology. The Company’s clients are located principally in the U.S. and the U.K.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of

Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the March 31, 2014 presentation.

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

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). It applies to the release of the currency translation adjustment into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU No. 2013-05 became effective from January 1, 2014 and the new guidance did not have any impact on the Company’s unaudited consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists “ (“ASU No. 2013-11”). The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 became effective from January 1, 2014 and the new guidance did not have any impact on the Company’s unaudited consolidated financial statements.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2014	December 31, 2013

Accrued expenses	$19,539	$20,607
Derivative instruments	4,170	7,689
Other current liabilities	5,866	3,923

Accrued expenses and other current liabilities	$29,575	$32,219

Non-current liabilities

Non-current liabilities consist of the following:

	March 31, 2014	December 31, 2013

Derivative instruments	$2,336	$5,606
Unrecognized tax benefits	4,974	4,776
Deferred rent	5,347	4,973
Retirement benefits	3,600	3,543
Other non-current liabilities	2,850	914

Non-current liabilities	$19,107	$19,812

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

3. Earnings Per Share

Basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents issued and outstanding at the reporting date, using the treasury stock method. Stock options and restricted stock units that are anti-dilutive are excluded from the computation of weighted average shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2014	2013
Numerators:
Net income	$11,147	$9,762

Denominators:
Basic weighted average common shares outstanding	32,523,490	32,521,481
Dilutive effect of share based awards	905,054	1,198,313

Diluted weighted average common shares outstanding	33,428,544	33,719,794

Earnings per share:
Basic	$0.34	$0.30
Diluted	$0.33	$0.29
Weighted average common shares considered anti- dilutive in computing diluted earnings per share	205,888	356,717

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

Revenues and cost of revenues for each of the three months ended March 31, 2014 and 2013 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$100,091	$21,706	$121,797	$97,572	$18,434	$116,006
Cost of revenues (exclusive of depreciation and amortization)	58,899	16,023	74,922	59,476	13,437	72,913

Gross profit	$41,192	$5,683	$46,875	$38,096	$4,997	$43,093

Operating expenses			31,388			30,988
Other income			125			654
Income tax provision			4,465			2,997

Net income			$11,147			$9,762

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

Goodwill

The following table sets forth details of the Company’s goodwill balance as of March 31, 2014:

	Outsourcing Services	Transformation Services	Total
Balance at January 1, 2013	$94,163	$16,785	$110,948
Currency translation adjustments	(3,291)	—	(3,291)
Allocation on sale of a business unit (1)	(250)	—	(250)

Balance at December 31, 2013	$90,622	$16,785	$107,407
Currency translation adjustments	809	—	809

Balance at March 31, 2014	$91,431	$16,785	$108,216

(1)	Relates to the sale of a business unit during the year ended December 31, 2013. The net loss recognized from the sale of this business unit is $190 and is included under “other income/ (expense)” in the consolidated statements of income in the company’s annual report on Form 10-K for the year ended December 31, 2013.

Intangible Assets

Information regarding the Company’s intangible assets set forth below:

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,642	$(13,302)	$25,340
Leasehold benefits	3,077	(1,572)	1,505
Developed technology	6,014	(1,651)	4,363
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(1,887)	1,435

	$52,371	$(19,728)	$32,643

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,614	$(12,201)	$26,413
Leasehold benefits	2,986	(1,455)	1,531
Developed technology	6,013	(1,458)	4,555
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(1,706)	1,616

	$52,251	$(18,136)	$34,115

Amortization expense for the three months ended March 31, 2014 and 2013 was $1,536 and $1,634, respectively. The weighted average life of intangible assets was 8.8 years for customer relationships, 6.8 years for leasehold benefits, 8.0 years for developed technology, 1.5 years for non-compete agreements and 3.5 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of March 31, 2014 and December 31, 2013.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Estimated amortization of intangible assets during the year ending March 31,
2015	$5,655
2016	$5,555
2017	$5,551
2018	$5,490
2019	$5,426

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$95,787	$—	$—	$95,787
Derivative financial instruments	—	3,597	—	3,597

Total	$95,787	$3,597	$—	$99,384

Liabilities
Derivative financial instruments	$—	$6,506	$—	$6,506

Total	$—	$6,506	$—	$6,506

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$116,662	$—	$—	$116,662
Derivative financial instruments	—	957	—	957

Total	$116,662	$957	$—	$117,619

Liabilities
Derivative financial instruments	—	$13,295	—	$13,295

Total	$—	$13,295	$—	$13,295

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 7 for further details on Derivatives and Hedge Accounting.

7. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “ Derivatives and Hedging “ (ASC No. 815). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currencies of various subsidiaries of the Company (“fair value hedges”). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure in Czech koruna and other local currencies in which it operates.

The Company had outstanding foreign exchange contracts totaling $258,056 and GBP 14,456 as of March 31, 2014 and totaling $262,085 and GBP 10,973 as of December 31, 2013. The Company estimates that approximately $2,758 of net derivative losses included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2014. As of March 31, 2014, the maximum outstanding term of derivative instruments that hedge forecasted transactions was forty-five months.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

The Company evaluates the hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain or loss. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No such significant amounts of gains or losses were reclassified from AOCI into earnings during the three months ended March 31, 2014 and 2013.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:

	March 31, 2014	December 31, 2013
Other current assets:
Foreign currency exchange contracts	$1,412	$437
Other assets:
Foreign currency exchange contracts	$1,923	$423
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$4,170	$7,689
Other non-current liabilities:
Foreign currency exchange contracts	$2,336	$5,606

Derivatives not designated as hedging instruments:

	March 31, 2014	December 31, 2013
Other current assets:
Foreign currency exchange contracts	$262	$97

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended March 31, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013		2014	2013		2014	2013
Foreign exchange contracts	$7,010	$2,073	Foreign exchange loss	$(2,254)	$(1,354)	Foreign exchange loss	$—	$—

Derivatives not designated	Location of Gain or (Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
as Hedging Instruments	Recognized in Income on Derivatives	2014	2013
Foreign exchange contracts	Foreign exchange loss	$2,714	$2,298

8. Fixed Assets

Fixed assets consist of the following:

	March 31, 2014	December 31, 2013
Owned Assets:
Network equipment, computers and software	$74,670	$63,428
Buildings	1,327	1,287
Land	868	842
Leasehold improvements	25,045	24,382
Office furniture and equipment	11,750	11,111
Motor vehicles	509	507
Capital work in progress	4,080	715

	118,249	102,272
Less: Accumulated depreciation and amortization	(75,680)	(69,242)

	$42,569	$33,030

Assets under capital leases:
Network equipment, computers and software	$114	$184
Leasehold improvements	2,014	1,955
Office furniture and equipment	1,112	1,079
Motor vehicles	995	934

	4,235	4,152
Less: Accumulated depreciation and amortization	(2,773)	(2,618)

	$1,462	$1,534

Fixed assets, net	$44,031	$34,564

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended March 31, 2014 and 2013 was $4,820 and $4,878, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Capital work in progress represents advances paid toward acquisitions of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended March 31, 2014 and March 31, 2013, the Company acquired 18,256 and 13,018 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $459 and $389, respectively. The weighted average purchase price of $25.14 and $29.89, respectively, was the average of the high and low price of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

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

Net gratuity cost includes the following components:

	Three months ended March 31,
	2014	2013
Service cost	$378	$308
Interest cost	139	121
Expected return on plan assets	(43)	(45)
Actuarial loss	37	38

Net gratuity cost	$511	$422

The Gratuity Plans in India are partially funded and are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. These entities calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company estimate a return of approximately 9.0% on these Gratuity Plans for the year ended March 31, 2014.

Change in Plan Assets
Plan assets at January 1, 2014	$2,156
Actual return	48
Effect of exchange rate changes	68

Plan assets at March 31, 2014	$2,272

The Company maintains the ExlService.com LLC 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $503 and $619 during the three month periods ended March 31, 2014 and March 31, 2013, respectively, under the plans as applicable for these years.

During the three month periods ended March 31, 2014 and 2013, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Three months ended March 31, 2014	$1,398
Three months ended March 31, 2013	$1,447

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

11. Leases

The Company finances its use of certain computer hardware, leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of March 31, 2014 are as follows:

Year ending March 31,
2015	$1,280
2016	1,042
2017	234
2018	31

Total minimum lease payments	2,587
Less: amount representing interest	257

Present value of minimum lease payments	2,330
Less: current portion	1,108

Long term capital lease obligation	$1,222

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after March 31, 2014 are set forth below:

Year ending March 31,
2015	$9,303
2016	8,343
2017	2,973
2018	817
2019	659
2020 and thereafter	277

$22,372

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on such leases on a straight line basis over the non-cancelable lease period determined under FASB Accounting Standard Codification 840 Lease Accounting (“ASC 840”). Rent expense under both cancelable and non-cancelable operating leases was $4,481 and $4,337 for the three months ended March 31, 2014 and 2013, respectively. Deferred rent as of March 31, 2014 and December 31, 2013 was $5,860 and $5,394, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

12. Income Taxes

The Company determines the tax provision for interim periods using an estimate of annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company recorded income tax expense of $4,465 and $2,997 for the three months ended March 31, 2014 and 2013, respectively. The effective rate of taxes increased from 23.5% during the three months ended March 31, 2013 to 28.6% during the three months ended March 31, 2014. The increase in effective tax rate is primarily due to the recognition of one-time benefits as a result of extension of a one year tax holiday period for one of the operating centers in the Philippines retroactively from May 2012 and other immaterial items during the three months ended March 31, 2013.

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2014 through March 31, 2014:

Balance as of January 1, 2014	$4,913
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	119

Balance as of March 31, 2014	$5,032

The unrecognized tax benefits as of March 31, 2014 of $5,032, if recognized, would impact the effective tax rate.

During the three months ended March 31, 2014 and March 31, 2013, the Company has recognized interest of $55 and $61 respectively, which are included in the income tax provision in the unaudited consolidated statements of income. As of March 31, 2014 and December 31, 2013, the Company has accrued approximately $942 and $863, respectively, in interest relating to unrecognized tax benefits.

The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax position.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2014	2013
Cost of revenue	$1,013	$869
General and administrative expenses	1,514	1,551
Selling and marketing expenses	1,649	1,225

Total	$4,176	$3,645

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended March 31,
	2014	2013
Dividend yield	0%	0%
Expected life (years)	5.50	5.50
Risk free interest rate	1.84%	0.87%
Volatility	35%	40%

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	1,956,515	$16.25	$22,255	5.55
Granted	9,794	27.62
Exercised	(104,294)	16.03
Forfeited/Expired	(5,950)	8.58

Outstanding at March 31, 2014	1,856,065	$16.34	$27,117	5.32

Vested and exercisable at March 31, 2014	1,436,462	$14.55	$23,494	4.82

Available for grant at March 31, 2014	1,325,738

The unrecognized compensation cost for unvested options as of March 31, 2014 was $2,311, which is expected to be expensed over a weighted average period of 1.53 years. The weighted-average fair value of options granted during the three months ended March 31, 2014 and 2013 was $9.77 and $10.07, respectively. The total fair value of shares vested during the three months ended March 31, 2014 and 2013 was $1,192 and $2,118, respectively.

Restricted Stock Units

Restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock Units
	Number	Weighted-Average Fair Value
Outstanding at December 31, 2013*	1,144,442	$24.95
Granted	402,087	25.58
Vested	(380,067)	21.57
Forfeited	(18,470)	25.91

Outstanding at March 31, 2014*	1,147,992	$26.27

*	Excludes 116,000 and 112,000 vested restricted stock units as of March 31, 2014 and December 31, 2013, respectively, for which the underlying common stock is yet to be issued.

As of March 31, 2014, unrecognized compensation cost of $25,965 is expected to be expensed over a weighted average period of 2.84 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Performance Based Stock Awards

On February 13, 2014, the Compensation Committee of the Board of Directors of the Company approved the program of performance based grant of restricted stock units (“PRSUs”) for executive officers and other specified employees under its existing 2006 Omnibus Award Plan. Each of which represents the right to receive one common share based on the Company’s performance against specified targets.

Under this program, the PRSUs will cliff vest at the end of a three-year performance period based on satisfaction of dual performance criteria: 50% of the PRSUs shall be based on satisfaction of our total revenue performance condition (“PUs”) measured on a cumulative basis over a three-year performance period and the other 50% shall be based on satisfaction of our market condition (“MUs”) of the Company meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. In addition, up to one-third of the PUs may be earned based on the Company’s revenue performance in each of 2014 and 2015 against revenue targets in those years. The ultimate amount of PUs that the recipient earns, will be the greater of (x) the PUs earned in 2016 and (y) the sum of the earned PUs in 2014 and 2015. The award recipient may earn up to two hundred percent (200%) of the target based on the actual performance for both kinds of PRSUs.

The fair value of each PU on the grant date was determined based on the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The compensation expense for the PUs is recognized on a straight-line basis over the vesting terms. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets.

The grant date fair value for the MUs was determined using a Monte Carlo simulation model and will be expensed on a straight-line basis over the vesting period. All compensation expense related to the MUs will be recognized if the requisite performance period is fulfilled, even if the market condition is not achieved.

The Monte-Carlo simulation model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model also incorporates the following ranges of assumptions:

•	The historical volatilities are used over the most recent three-year period for the components of the peer group.

•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.

•	Since the plan stipulates that the awards are based upon the TSR of the Company and the components of the peer group, it is assumed that the dividends get reinvested in the issuing entity on a continuous basis.

•	The correlation coefficients are used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate the historical volatilities.

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSU’s		Market Condition Based PRSU’s
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at Dec 31, 2013	—	$—	—	$—
Granted	55,475	25.63	55,475	33.60
Vested	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2014	55,475	$25.63	55,475	$33.60

As of March 31, 2014, unrecognized compensation cost of $3,157 is expected to be expensed over a weighted average period of 2.76 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

14. Geographical Information

	Three months ended March 31,
	2014	2013
Revenues
United States	$90,413	$83,136
United Kingdom	23,421	24,098
Rest of World	7,963	8,772

	$121,797	$116,006

	March 31,	December 31,
	2014	2013
Fixed assets, net
India	$29,814	$21,433
United States	4,772	3,981
Philippines	8,701	8,409
Rest of World	744	741

	$44,031	$34,564

15. Commitments and Contingencies

Fixed Asset Commitments

As of March 31, 2014, the Company had committed to spend approximately $6,718 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

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

The Company’s operations centers in the Philippines are registered with the Philippine Economic Zone Authority. The registration provides the Company with certain fiscal incentives on the import of capital goods and requires ExlService Philippines, Inc. to meet certain performance and investment criteria. The Company’s management believes that these centers have in the past satisfied and will continue to satisfy the required criteria.

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and its U.S. subsidiary ExlService.com, LLC are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment.

The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2010 and its permanent establishment issues ranging from tax years 2003 to 2007 as of

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2014

(Unaudited)

(In thousands, except share and per share amounts)

March 31, 2014 and December 31, 2013 is $18,750 and $14,742, respectively, of which the Company has already made payments or provided bank guarantees to the extent of $14,387 and $13,797, respectively. Amounts paid as deposits in respect of such assessments aggregating to $12,178 and $11,653 as of March 31, 2014 and December 31, 2013, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,209 and $2,144 as of March 31, 2014 and December 31, 2013, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheet as of March 31, 2014 and consolidated balance sheet as of December 31, 2013.

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

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Some of the statements in the following discussion are forward looking statements. See “Forward Looking Statements.” Dollar amounts within Item 2 are presented as actual dollar amounts.

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

Executive Overview

We are a leading provider of business process solutions, utilizing operations management, analytics and technology. We use our focused industry and process expertise to create a positive business impact on our clients’ operations. We customize our services to improve the economics of our clients’ business performance and transform organizations to be leaner and more flexible. We break our business into two segments: outsourcing services and transformation services. Our outsourcing services provide front-, middle- and back-office processing for our clients, who are primarily Global 1000 Companies. We also offer a number of transformation services, including decision analytics, finance transformation and operations consulting services.

Our global delivery network, comprised of highly trained industry and process specialists across the United States, Europe and Asia, is a key asset. We operate sixteen operations centers in India, six operations centers in the U.S., three operations centers in the Philippines and one operations center in each of Bulgaria, Romania, Malaysia and the Czech Republic.

Revenues

For the three months ended March 31, 2014, we had total revenues of $121.8 million compared to total revenues of $116.0 million for the three months ended March 31, 2013, an increase of $5.8 million or 5.0%. Revenues from outsourcing services increased from $97.6 million for the three months ended March 31, 2013, to $100.1 million for the three months ended March 31, 2014. Revenues from transformation services increased from $18.4 million for the three months ended March 31, 2013 to $21.7 million for the three months ended March 31, 2014.

We serve clients mainly in the U.S. and the U.K., with these two regions generating 74.2% and 19.2%, respectively, of our total revenues for the three months ended March 31, 2014, and 71.7% and 20.8%, respectively, of our total revenues for the three months ended March 31, 2013.

For the three months ended March 31, 2014 and 2013, total revenues from our top ten clients accounted for 54.2% and 59.7% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three months ended March 31, 2014 and 2013. Although we are increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

We derived revenues from eight new clients for our services in the three months ended March 31, 2014, compared to seven new clients for our services in the three months ended March 31, 2013. Another client acquired during the quarter ended March 31, 2014 did not generate any revenue, but is expected to start generating revenue from next quarter.

On November 1, 2013, we received a notice of termination from The Travelers Indemnity Company (“Travelers”) pursuant to the Professional Services Agreement, dated as of March 7, 2006, between us and Travelers (as amended from time to time, the “Service Agreement”). Due to this termination, we estimate a reduction in our 2014 revenues of between $12 million and $20 million due to certain services we currently provide to Travelers being transitioned away from us throughout 2014. In addition, we expect that we will reimburse Travelers for certain of their expenses incurred in connection with the termination, which will further reduce our revenues in 2014. During the three months ended March 31, 2014, we recognized $2.5 million of such reimbursement expenses to Travelers as a reduction of revenues. We also expect that we will provide certain disentanglement services to Travelers at our expense during the transition period, which will increase our expenses in 2014. We are still discussing the termination process with Travelers and, as a result, at this point cannot reasonably estimate the total amount of reimbursements we may make to Travelers or what internal costs we will incur as a result of the termination for the remainder of fiscal year 2014.

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

We have recently been observing a shift in industry pricing models toward transaction-based pricing and other pricing models. We believe this trend will continue and we have begun to use transaction-based and other pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. Such models place the focus on operational efficiency in order to maintain our operating margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationships with such clients.

Within our outsourcing services, we also offer platform technology services by use of our proprietary technology tools and platforms to provide increasingly complex services for our insurance and healthcare clients. We have added these capabilities through acquisitions over the last few years. Key platform technology offerings include CareRadius ® and MaxMC ® (care management platforms for health insurers and providers), LifePRO ® (an insurance policy administration platform) and SubroSource ™ (a subrogation services platform for property and casualty insurers). Depending on the platform, the fees derived from our platform technologies may be based on licenses, installation, support and maintenance, and/or recoveries from claims. We believe our proprietary platform technology will be an important source of growth in the future as clients choose to transfer certain business functions to a third-party-owned technology provider.

As we increase our capabilities utilizing technology service platforms and other software-based services, we expect that revenues from such services will continue to grow in proportion to our total revenues. Revenues from annual maintenance and support contracts for our software platforms provide us with a relatively predictable revenue base and are generally recognized ratably over the terms of the contracts. New license sales and implementation projects have a long selling cycle and it is difficult to predict the timing of when such new contracts will be signed, which may lead to fluctuations in our revenues over the short-term.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2013 Annual Report on form 10-K for the year ended December 31, 2013.

Results of Operations

The following table summarizes our results of operations for the three months ended on March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(dollars in millions)
Revenues	$121.8	$116.0
Cost of revenues (exclusive of depreciation and amortization)	74.9	72.9

Gross profit	46.9	43.1

Operating expenses:
General and administrative expenses	14.8	14.7
Selling and marketing expenses	10.2	9.8
Depreciation and amortization expenses	6.4	6.5

Total operating expenses	31.4	31.0

Income from operations	15.5	12.1
Other income/(expense):
Foreign exchange (loss)/gain	(0.9)	(0.0)
Interest and other income	1.0	0.7

Income before income taxes	15.6	12.8
Income tax provision	4.5	3.0

Net income	$11.1	$9.8

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues.

	Three months ended March 31,
	2014	2013	Change	Percentage change
	(dollars in millions)
Outsourcing services	$100.1	$97.6	$2.5	2.6%
Transformation services	21.7	18.4	3.3	17.7%

Total revenues	$121.8	$116.0	$5.8	5.0%

The increase in revenues from outsourcing services of $2.5 million was primarily driven by net volume increases from existing and new clients aggregating to $8.7 million. These increases were partially offset by a net decrease in revenues of $3.7 million primarily due to the net impact of the depreciation of the Indian rupee and the Philippine peso and appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and $2.5 million due to reimbursement to Travelers for certain of their expenses incurred in connection with the termination of the Services Agreement.

The increase in revenues from transformation services was primarily due to higher revenues from our decision analytics services. Revenues from new clients for transformation services were $0.2 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014 and 2013, 3.7% and 3.8%, respectively, of our revenues represented telecommunication and travel-related costs billed to and reimbursed by our clients.

Cost of Revenues.

	Three months ended March 31,
	2014	2013	Change	Percentage change
	(dollars in millions)
Total revenues	$121.8	$116.0	$5.8	5.0%
Cost of revenues	74.9	72.9	2.0	2.8%

Gross Profit	$46.9	$43.1	$3.8	8.8%

As a percentage of revenues	38.5%	37.1%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $6.7 million as a result of an increase in the number of our personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $2.0 million (primarily due to the new operations centers to support business growth). These increases were partially offset by a decrease of $6.8 million due to the effect of depreciation of the Indian rupee, the Czech koruna and the Philippine peso against the U.S. dollar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Gross Profit. The increase in gross profit as a percentage of revenues was primarily due to the depreciation of the Indian rupee, the Czech koruna and the Philippines peso against the U.S. dollar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was partially offset by the lower gross margins in our transformation business due to lower utilization and impact of reimbursement to Travelers in connection with the termination of the Services Agreement.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,
	2014	2013	Change	Percentage change
	(dollars in millions)
General and administrative expenses	$14.8	$14.7	$0.1	0.5%
Selling and marketing expenses	10.2	9.8	0.4	4.9%

Selling, general and administrative expenses	$25.0	$24.5	$0.5	2.3%

As a percentage of revenues	20.6%	21.1%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $0.8 million due to our continued investment in sales and client management personnel. We also experienced an increase in other SG&A expenses of $0.6 million primarily due to an increase in our other sales and marketing expenses. These increases were partially offset by a decrease of $0.8 million due to the effect of depreciation of the Indian rupee, the Czech koruna and the Philippine peso against the U.S. dollar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Depreciation and Amortization.

	Three months ended March 31,
	2014	2013	Change	Percentage change
	(dollars in millions)
Depreciation expense	$4.9	$4.9	$—	—
Intangible amortization expense	1.5	1.6	(0.1)	-6.0%

Depreciation and amortization expense	$6.4	$6.5	$(0.1)	-2.4%

As a percentage of revenues	5.2%	5.6%

Depreciation expense increased by $0.5 million due to additional investment in equipment and operations centers and was offset by $0.5 million due to depreciation of the Indian rupee, the Czech koruna and the Philippines peso against the U.S. dollar during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Amortization of acquisition related intangibles decreased marginally by $0.1 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Income from Operations. Income from operations increased 27.9% from $12.1 million for the three months ended March 31, 2013 to $15.5 million for the three months ended March 31, 2014. As a percentage of revenues, income from operations increased from 10.4% for the three months ended March 31, 2013 to 12.7% for the three months ended March 31, 2014. The increase in income from operations as a percentage of revenues was primarily due to higher gross margins during the three months ended March 31, 2014.

Other Income/(Expense).

	Three months ended March 31,
	2014	2013	Change	Percentage change
	(dollars in millions)
Foreign exchange loss	$(0.9)	$—	$(0.9)	-100.0%
Net interest and other income	1.0	0.7	0.3	36.0%

Other income/(expense)	$0.1	$0.7	$(0.6)	-80.9%

Net foreign exchange losses were attributable to the net movement of the U.S. dollar against the Indian rupee, U.K. pound sterling and the Philippine peso. The average exchange rate of the Indian rupee against the U.S. dollar increased from 53.95 during the three months ended March 31, 2013 to 61.46 during the three months ended March 31, 2014.

Provision for Income Taxes. Provision for income taxes increased from $3.0 million for the three months ended March 31, 2013 to $4.5 million for the three months ended March 31, 2014. The effective rate of taxes increased from 23.5% during the three months ended March 31, 2013 to 28.6% during the three months ended March 31, 2014. Refer to Note 12 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

Net Income. Net income increased from $9.8 million for the three months ended March 31, 2013 to $11.1 million for the three months ended March 31, 2014, primarily due to an increase in operating income of $3.4 million, which was partially offset by decrease in other income of $0.6 million and increase in income tax expense of $1.5 million. As a percentage of revenues, net income increased from 8.4% for the three months ended March 31, 2013 to 9.2% for the three months ended March 31, 2014.

Liquidity and Capital Resources

	Three months ended March 31,
	2014	2013
	(dollars in millions)
Opening cash and cash equivalents	$148.1	$103.0
Net cash provided by operating activities	5.0	6.6
Net cash used for investing activities	(11.7)	(7.8)
Net cash provided by financing activities	0.9	0.6
Effect of exchange rate changes	1.4	(0.1)

Closing cash and cash equivalents	$143.7	$102.3

As of March 31, 2014, we had $150.9 million in cash and cash equivalents and short-term investments (including $76.6 million held by our foreign subsidiaries). We do not intend to repatriate our overseas funds since our future growth partially depends upon our continued infrastructure and technology investments, geographical expansions and acquisitions made outside of the U.S. Therefore, we need to continuously reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.

Operating Activities: Cash flows provided by operating activities decreased from $6.6 million for the three months ended March 31, 2013 to $5.0 million for the three months ended March 31, 2014. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

The decrease in cash flows provided by operations for the three month ended March 31, 2014 was predominantly due to an increase in working capital of $20.5 million during the three months ended March 31, 2014 compared to an increase of $15.5 million during the three months ended March 31, 2013. The decrease was partially offset by an increase in net income adjusted for non-cash expenses of $3.4 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, net income increased by $1.4 million, stock based compensation increased by $0.5 million, unrealized foreign exchange loss increased by $0.9 million and deferred income taxes increased by $0.7 million.

The increase in working capital during the three months ended March 31, 2014 was primarily due to a decrease in accrued employee costs of $11.5 million and accrued expenses and other current liabilities of $1.0 million, an increase in accounts receivable of $1.7 million, advance income tax of $1.8 million and prepaid expenses and other current assets of $4.2 million. The increase in working capital during the three months ended March 31, 2013 was primarily due to a decrease in accrued employee costs of $11.2 million, an increase in accounts receivable of $3.1 million, prepaid expenses and other current assets of $1.9 million, partially offset by an increase in accrued expenses and other liabilities by $1.1 million.

Investing Activities: Cash flows used for investing activities increased from $7.8 million for the three months ended March 31, 2013 to $11.7 million for the three months ended March 31, 2014. The increase was primarily due to an increase in capital expenditure of $4.1 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Financing Activities: Cash flows provided by financing activities increased from $0.6 million for the three months ended March 31, 2013 to $0.9 million for the three months ended March 31, 2014. The increase was primarily due to proceeds from the exercise of stock options of $1.7 million during the three months ended March 31, 2014 compared to $1.4 million during the three months ended March 31, 2013.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities, we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing our client operations. We incurred $10.7 million of capital expenditures in the three months ended March 31, 2014. We expect to incur capital expenditures of between $15 million to $20 million throughout the remainder of 2014, primarily to meet the growth requirements from our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders. Refer to Note 15 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

On May 26, 2011, we entered into a three-year credit agreement with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Facility”). Borrowings under the Credit Facility may be used for working capital and general corporate purposes. Originally a $50.0 million revolving facility, including a letter of credit sub-facility, the availability under the Credit Facility was reduced to $15.0 million in June 2012. Upon our request, however, and the fulfillment of certain conditions, the Credit Facility may be increased back to $50.0 million. As of March 31, 2014, we did not have any borrowings under the Credit Facility.

We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2014:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Capital leases	$1.3	$1.3	$—	$—	$2.6
Operating leases	9.3	11.3	1.5	0.3	22.4
Purchase obligations	6.7	—	—	—	6.7
Other obligations(a)	1.8	3.2	2.5	3.0	10.5

Total contractual cash obligations(b)	$19.1	$15.8	$4.0	$3.3	$42.2

(a)	Represents estimated payments under the Company’s Gratuity Plan.
(b)	Excludes $5.0 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

Our operations centers in the Philippines are registered with the Philippine Economic Zone Authority. The registration provides us with certain fiscal incentives on the import of capital goods and requires that ExlService Philippines, Inc. meet certain performance and investment criteria. We believe that these centers have in the past satisfied and will continue to satisfy the required criteria.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — “Recent Accounting Pronouncements” under Item 1 —“Financial Statements” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2014, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2014, we acquired 18,256 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $458,901. The weighted average purchase price of $25.14 was the average of the high and low price of our common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Form of 2014 Restricted Stock Unit Agreement under the 2006 Omnibus Award Plan.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r) or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: May 1, 2014	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)