Form 10-Q
period 2014-06-30
ExlService Holdings, Inc.
filed 2014-07-29
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 25, 2014, there were 32,767,199 shares of the registrant’s common stock outstanding (excluding 1,188,385 shares held in treasury stock), par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,937	$148,065
Short-term investments	7,556	5,987
Restricted cash	571	423
Accounts receivable, net	73,721	76,121
Prepaid expenses	5,564	5,168
Deferred tax assets, net	4,843	6,958
Advance income tax, net	8,447	2,024
Other current assets	11,223	7,881

Total current assets	272,862	252,627

Fixed assets, net	45,978	34,564
Restricted cash	3,800	3,568
Deferred tax assets, net	8,544	12,254
Intangible assets, net	31,147	34,115
Goodwill	108,120	107,407
Other assets	23,822	18,897

Total assets	$494,273	$463,432

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,294	$4,714
Deferred revenue	9,659	8,618
Accrued employee cost	24,886	29,405
Accrued expenses and other current liabilities	29,722	32,219
Current portion of capital lease obligations	1,058	1,119

Total current liabilities	69,619	76,075

Capital lease obligations, less current portion	977	1,371
Non-current liabilities	14,385	19,812

Total liabilities	84,981	97,258

Commitments and contingencies (See Note 15)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 33,922,584 shares issued and 32,734,199 shares outstanding as of June 30, 2014 and 33,342,312 shares issued and 32,172,183 shares outstanding as of December 31, 2013	34	33
Additional paid-in-capital	223,477	214,522
Retained earnings	255,889	236,979
Accumulated other comprehensive loss	(45,007)	(60,718)

Total stockholders’ equity including shares held in treasury	434,393	390,816

Less: 1,188,385 shares as of June 30, 2014 and 1,170,129 shares as of December 31, 2013, held in treasury, at cost	(25,101)	(24,642)

Total stockholders’ equity	409,292	366,174

Total liabilities and stockholders’ equity	$494,273	$463,432

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$119,738	$116,008	$241,535	$232,014
Cost of revenues (exclusive of depreciation and amortization)	81,259	73,930	156,181	146,843

Gross profit	38,479	42,078	85,354	85,171

Operating expenses:
General and administrative expenses	16,240	13,753	31,040	28,474
Selling and marketing expenses	9,463	9,136	19,695	18,891
Depreciation and amortization	6,679	6,362	13,035	12,874

Total operating expenses	32,382	29,251	63,770	60,239

Income from operations	6,097	12,827	21,584	24,932
Other income/(expense) :
Foreign exchange loss	(137)	(569)	(970)	(618)
Interest and other income, net	858	593	1,817	1,296

Income before income taxes	6,818	12,851	22,431	25,610
Income tax provision / (benefit)	(944)	3,615	3,521	6,612

Net income	$7,762	$9,236	$18,910	$18,998

Earnings per share:
Basic	$0.24	$0.28	$0.58	$0.58
Diluted	$0.23	$0.27	$0.56	$0.56
Weighted-average number of shares used in computing earnings per share:
Basic	32,812,155	32,778,800	32,668,620	32,650,852
Diluted	33,673,669	33,899,097	33,551,904	33,810,156

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$7,762	$9,236	$18,910	$18,998
Other comprehensive income/(loss):
Unrealized income/(loss) on effective cash flow hedges, net of taxes $578, ($2,315), $2,186 and ($1,689), respectively	1,964	(8,734)	7,366	(7,287)
Foreign currency translation adjustment	24	(15,297)	4,812	(13,606)
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes $485, $361, $980 and $789(1)	1,720	783	3,478	1,709
Retirement benefits, net of taxes $7, $9, $15 and $17, respectively(2)	26	27	55	57

Total other comprehensive income/(loss):	3,734	(23,221)	15,711	(19,127)

Total comprehensive income/(loss):	$11,496	$(13,985)	$34,621	$(129)

(1)	These are reclassified to net income and are included in the foreign exchange gain/(loss) in the unaudited consolidated statements of income. See Note 7 to the unaudited consolidated financial statements.
(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 10 to the unaudited consolidated financial statements.

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$18,910	$18,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,035	12,874
Stock-based compensation expense	6,142	6,505
Amortization of deferred financing costs	53	76
Unrealized foreign exchange gain/(loss)	2,206	(4,788)
Deferred income taxes	2,709	2,373
Gain on sale of fixed assets	(61)	—
Non-controlling interest	—	2
Change in operating assets and liabilities:
Restricted cash	(291)	44
Accounts receivable	2,472	(3,896)
Prepaid expenses and other current assets	(2,008)	(2,389)
Accounts payable	419	(1,283)
Deferred revenue	1,035	46
Accrued employee cost	(4,940)	(6,599)
Accrued expenses and other liabilities	(3,959)	2,882
Advance income tax, net	(6,263)	489
Other assets	(1,706)	67

Net cash provided by operating activities	27,753	25,401

Cash flows from investing activities:
Purchase of fixed assets	(16,637)	(10,281)
Business acquisition (net of cash acquired)	—	(1,183)
Purchase of short-term investments	(1,408)	(166)
Proceeds from redemption of short-term investments	—	281

Net cash used for investing activities	(18,045)	(11,349)

Cash flows from financing activities:
Principal payments on capital lease obligations	(564)	(787)
Acquisition of treasury stock	(459)	(389)
Proceeds from exercise of stock options	2,813	2,456

Net cash provided by financing activities	1,790	1,280

Effect of exchange rate changes on cash and cash equivalents	1,374	(3,800)

Net increase in cash and cash equivalents	12,872	11,532
Cash and cash equivalents, beginning of period	148,065	103,037

Cash and cash equivalents, end of period	$160,937	$114,569

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 applies to the release of the currency translation adjustment into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 became effective from January 1, 2014 and the new guidance did not have any material impact on the Company’s unaudited consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The provisions of the rule require an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except in circumstances when the carryforward or tax loss is not available at the reporting date under the tax laws of the applicable jurisdiction to settle any additional income taxes or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 became effective from January 1, 2014 and the new guidance did not have any material impact on the Company’s unaudited consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions of the Company. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2017 using either one of two methods:(i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target in a share based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The amendments in ASU 2014-12 are effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods with early adoption permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) modified retrospectively to all awards with performance targets that are outstanding on or after the beginning of the first annual period presented as of the adoption date. ASU 2014-12 is not applicable to the Company’s current stock based compensation plan and it does not expect this guidance to have any impact on the consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Accrued expenses	$22,460	$20,607
Derivative instruments	2,320	7,689
Other current liabilities	4,942	3,923

Accrued expenses and other current liabilities	$29,722	$32,219

Non-current liabilities

Non-current liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Derivative instruments	$1,260	$5,606
Unrecognized tax benefits	2,839	4,776
Deferred rent	5,905	4,973
Retirement benefits	1,570	3,543
Other non-current liabilities	2,811	914

Non-current liabilities	$14,385	$19,812

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerators:
Net income	$7,762	$9,236	$18,910	$18,998
Denominators:
Basic weighted average common shares outstanding	32,812,155	32,778,800	32,668,620	32,650,852
Dilutive effect of share based awards	861,514	1,120,297	883,284	1,159,304

Diluted weighted average common shares outstanding	33,673,669	33,899,097	33,551,904	33,810,156

Earnings per share:
Basic	$0.24	$0.28	$0.58	$0.58
Diluted	$0.23	$0.27	$0.56	$0.56
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	179,450	150,902	192,669	253,810

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

4. Segment Information

The Company provides various types of business process solutions utilizing operations management, analytics and technology. These services are provided in an integrated manner to clients in various industries. The chief operating decision maker (the “CODM”) generally reviews financial information at the consolidated statement of income level disaggregated by our two segments: Outsourcing Services and Transformation Services, but does not review any information except for revenues and cost of revenues for these individual segments. Therefore, the Company does not allocate or evaluate operating expenses, interest expense or income, capital expenditures, and income taxes to its operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by segment.

Revenues and cost of revenues for each of the three months ended June 30, 2014 and 2013 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$94,314	$25,424	$119,738	$97,328	$18,680	$116,008
Cost of revenues (exclusive of depreciation and amortization)	62,494	18,765	81,259	59,483	14,447	73,930

Gross profit	$31,820	$6,659	$38,479	$37,845	$4,233	$42,078

Operating expenses			32,382			29,251
Other income/(expense)			721			24
Income tax provision			(944)			3,615

Net income			$7,762			$9,236

Revenues and cost of revenues for each of the six months ended June 30, 2014 and 2013 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Outsourcing Services	Transformation Services	Total	Outsourcing Services	Transformation Services	Total
Revenues	$194,405	$47,130	$241,535	$194,900	$37,114	$232,014
Cost of revenues (exclusive of depreciation and amortization)	121,393	34,788	156,181	118,959	27,884	146,843

Gross profit	$73,012	$12,342	$85,354	$75,941	$9,230	$85,171

Operating expenses			63,770			60,239
Other income/(expense)			847			678
Income tax provision			3,521			6,612

Net income			$18,910			$18,998

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

Goodwill

The following table sets forth details of the Company’s goodwill balance as of June 30, 2014:

	Outsourcing	Transformation
	Services	Services	Total
Balance at January 1, 2013	$94,163	$16,785	$110,948
Currency translation adjustments	(3,291)	—	(3,291)
Allocation on sale of a business unit (1)	(250)	—	(250)

Balance at December 31, 2013	$90,622	$16,785	$107,407
Currency translation adjustments	713	—	713

Balance at June 30, 2014	$91,335	$16,785	$108,120

(1)	Relates to the sale of a business unit (acquired with the acquisition of Business Process Outsourcing, Inc.) during the year ended December 31, 2013. The net loss recognized from the sale of this business unit is $190 and is included under “other income / (expense)” in the consolidated statements of income for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,639	$(14,393)	$24,246
Leasehold benefits	3,067	(1,639)	1,428
Developed technology	6,013	(1,844)	4,169
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(2,018)	1,304

	$52,357	$(21,210)	$31,147

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,614	$(12,201)	$26,413
Leasehold benefits	2,986	(1,455)	1,531
Developed technology	6,013	(1,458)	4,555
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(1,706)	1,616

	$52,251	$(18,136)	$34,115

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Amortization expense for the three months ended June 30, 2014 and 2013 was $1,489 and $1,596, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $3,025 and $3,230, respectively. The weighted average life of intangible assets was 8.8 years for customer relationships, 6.8 years for leasehold benefits, 8.0 years for developed technology, 1.5 years for non-compete agreements and 3.5 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite lived trade names and trademarks as of June 30, 2014 and December 31, 2013.

Estimated amortization of intangible assets during the year ending June 30,
2015	$5,554
2016	$5,554
2017	$5,547
2018	$5,459
2019	$5,400

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$111,478	$—	$—	$111,478
Derivative financial instruments	—	5,195	—	5,195

Total	$111,478	$5,195	$—	$116,673

Liabilities
Derivative financial instruments	$—	$3,580	$—	$3,580

Total	$—	$3,580	$—	$3,580

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$116,662	$—	$—	$116,662
Derivative financial instruments	—	957	—	957

Total	$116,662	$957	$—	$117,619

Liabilities
Derivative financial instruments	—	13,295	—	$13,295

Total	$—	$13,295	$—	$13,295

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 7 for further details on derivatives and hedge accounting.

7. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under FASB Accounting Standard Codification(“ASC”) 815, “Derivatives and Hedging” (ASC 815). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC 815 to hedge intercompany balances and other monetary assets or

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

liabilities denominated in currencies other than the functional currencies of various subsidiaries of the Company (“fair value hedges”). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to the Czech koruna and other local currencies in which it operates.

The Company had outstanding foreign exchange contracts totaling $298,135 and GBP 10,350 as of June 30, 2014 and $262,085 and GBP 10,973 as of December 31, 2013. The Company estimates that approximately $318 of net derivative losses included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2014. As of June 30, 2014, the maximum outstanding term of derivative instruments that hedge forecasted transactions was forty-five months.

The Company evaluates the hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange loss. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No such significant amounts of gains or losses were reclassified from AOCI into earnings during the three and six months ended June 30, 2014 and 2013.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the Company’s unaudited consolidated financial statements:

Derivatives designated as hedging instruments

	June 30,	December 31,
	2014	2013
Other current assets:
Foreign currency exchange contracts	$2,002	$437
Other assets:
Foreign currency exchange contracts	$3,153	$423
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$2,320	$7,689
Other non current liabilities:
Foreign currency exchange contracts	$1,260	$5,606

Derivatives not designated as hedging instruments:

	June 30,	December 31,
	2014	2013
Other current assets:
Foreign currency exchange contracts	$40	$97

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended June 30, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013		2014	2013		2014	2013
Foreign exchange contracts	$2,542	$(11,049)	Foreign exchange loss	$(2,205)	$(1,144)	Foreign exchange loss	$—	$—

		Amount of Gain/(Loss)
		Recognized in Income on
Derivatives not designated	Location of Gain/(Loss)	Derivatives
as Hedging Instruments	Recognized in Income on Derivatives	2014	2013
Foreign exchange contracts	Foreign exchange loss	$732	$(4,837)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the six months ended June 30, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013		2014	2013		2014	2013
Foreign exchange contracts	$9,552	$(8,976)	Foreign exchange loss	$(4,458)	$(2,498)	Foreign exchange loss	$—	$—

		Amount of Gain/(Loss)
		Recognized in Income on
Derivatives not designated	Location of Gain or (Loss)	Derivatives
as Hedging Instruments	Recognized in Income on Derivatives	2014	2013
Foreign exchange contracts	Foreign exchange loss	$3,451	$(2,539)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

8. Fixed Assets

Fixed assets consist of the following:

	June 30,	December 31,
	2014	2013
Owned Assets:
Network equipment, computers and software	$79,533	$63,428
Buildings	1,322	1,287
Land	865	842
Leasehold improvements	26,195	24,382
Office furniture and equipment	12,730	11,111
Motor vehicles	603	507
Capital work in progress	4,174	715

	125,422	102,272
Less: Accumulated depreciation and amortization	(80,553)	(69,242)

	$44,869	$33,030

Assets under capital leases:
Network equipment, computers and software	$—	$184
Leasehold improvements	2,003	1,955
Office furniture and equipment	995	1,079
Motor vehicles	875	934

	3,873	4,152
Less: Accumulated depreciation and amortization	(2,764)	(2,618)

	$1,109	$1,534

Fixed assets, net	$45,978	$34,564

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended June 30, 2014 and 2013 was $5,190 and $4,766, respectively, and $10,010 and $9,644 for the six months ended June 30, 2014 and 2013, respectively.

Capital work in progress represents advances paid toward acquisitions of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended June 30, 2014 and June 30, 2013, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock.

During the six months ended June 30, 2014 and June 30, 2013, the Company acquired 18,256 and 13,018 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $459 and $389. The weighted average purchase price of $25.14 and $29.89, respectively, was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

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

Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$350	$293	$728	$601
Interest cost	121	115	260	236
Expected return on plan assets	(44)	(42)	(87)	(87)
Actuarial loss	33	36	70	74

Net gratuity cost	$460	$402	$971	$824

The gratuity plans in India are partially funded and are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. These entities calculate the annual contribution required to be made by the Company and manage the gratuity plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31st of each year. The Company earned a return of approximately 9.0% on these gratuity plans for the year ended March 31, 2014.

Change in Plan Assets
Plan assets at January 1, 2014	$2,156
Actual return	99
Actuarial gain	—
Effect of exchange rate changes	59

Plan assets at June 30, 2014	$2,314

The Company maintains the Exl Service Inc. 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $342 and $354 during the three month periods ended June 30, 2014 and June 30, 2013, respectively, and $845 and $973 during the six month periods ended June 30, 2014 and June 30, 2013, respectively.

During the three and six month periods ended June 30, 2014 and 2013, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Malaysia and the Czech Republic:

Three months ended June 30, 2014	$1,463
Three months ended June 30, 2013	$1,413
Six months ended June 30, 2014	$2,861
Six months ended June 30, 2013	$2,860

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

11. Leases

The Company finances its use of certain computer hardware, leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of June 30, 2014 are as follows:

Year ending June 30,
2015	$1,207
2016	894
2017	137
2018	8

Total minimum lease payments	2,246
Less: amount representing interest	211

Present value of minimum lease payments	2,035
Less: current portion	1,058

Long term capital lease obligation	$977

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after June 30, 2014 are set forth below:

Year ending June 30,
2015	$9,959
2016	8,518
2017	2,771
2018	1,730
2019	1,517
2020 and thereafter	254

$24,749

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight-line basis over the non-cancelable lease period determined under ASC 840. Rent expense under both cancelable and non-cancelable operating leases was $4,775 and $4,448 for the three months ended June 30, 2014 and 2013, respectively, and $9,256 and $8,785 for the six months ended June 30, 2014 and 2013, respectively. Deferred rent as of June 30, 2014 and December 31, 2013 was $6,431 and $5,394, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

12. Income Taxes

The Company determines the tax provision for interim periods using an estimate of annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company recorded an income tax benefit of $944 and an income tax expense of $3,615 for the three months ended June 30, 2014 and 2013, respectively. Income tax expense for the six months ended June 30, 2014 and 2013 was $3,521 and $6,612, respectively. The effective rate of taxes decreased from 28.1% during the three months ended June 30, 2013 to a negative 13.8% during the three months ended June 30, 2014. The effective rate of taxes decreased from 25.8% during the six months ended June 30, 2013 to 15.7% during the six months ended June 30, 2014. The decrease in effective tax rate was primarily due to reversal of an unrecognized tax benefit of $2,173 and lower income in the U.S. due to reimbursement of disentanglement costs to The Travelers Indemnity Company (refer to Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details).

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2014 through June 30, 2014:

Balance as of January 1, 2014	$4,913
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(2,173)
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	105

Balance as of June 30, 2014	$2,845

The unrecognized tax benefits as of June 30, 2014 of $2,845, if recognized, would impact the effective tax rate.

During the three months ended June 30, 2014 and June 30, 2013, the Company has recognized interest of $55 and $56 respectively, which is included in the income tax provision in the unaudited consolidated statements of income. As of June 30, 2014 and December 31, 2013, the Company has accrued approximately $994 and $863, respectively, in interest relating to unrecognized tax benefits.

The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax position.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of revenue	$447	$529	$1,460	$1,398
General and administrative expenses	787	1,265	2,301	2,816
Selling and marketing expenses	733	1,066	2,381	2,291

Total	$1,967	$2,860	$6,142	$6,505

Stock Options

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six months ended June 30,
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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	1,956,515	$16.25	$22,255	5.55
Granted	9,794	27.62
Exercised	(185,362)	15.18
Forfeited/Expired	(77,750)	24.72

Outstanding at June 30, 2014	1,703,197	$16.04	$23,136	5.05

Vested and exercisable at June 30, 2014	1,360,044	$14.60	$20,195	4.52

Available for grant at June 30, 2014	1,472,884

The unrecognized compensation cost for unvested options as of June 30, 2014 was $1,448, which is expected to be expensed over a weighted average period of 1.38 years. The Company did not issue any options during the three months ended June 30, 2014 and 2013. The weighted-average fair value of options granted during the six months ended June 30, 2014 and 2013 was $9.77 and $10.07, respectively. The total grant date fair value of options vested during the three months ended June 30, 2014 and 2013 was $33 and $205, respectively. The total grant date fair value of options vested during the six months ended June 30, 2014 and 2013 was $1,224 and $2,324 respectively.

Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock Units
	Number	Weighted-Avg Fair Value
Outstanding at December 31, 2013*	1,144,442	$24.95
Granted	427,087	25.75
Vested	(406,910)	21.81
Forfeited	(103,316)	26.40

Outstanding at June 30, 2014*	1,061,303	$26.36

*	Excludes 124,000 and 112,000 vested restricted stock units as of June 30, 2014 and December 31, 2013, respectively, for which the underlying common stock is yet to be issued.

As of June 30, 2014, unrecognized compensation cost of $22,831 is expected to be expensed over a weighted average period of 2.66 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Performance Based Stock Awards

On February 13, 2014, the Compensation Committee of the Board of Directors of the Company approved the program of performance based grant of restricted stock units (“PRSUs”) for executive officers and other specified employees under its existing 2006 Omnibus Award Plan.

Under this program, the PRSUs will cliff vest at the end of a three-year period based on satisfaction of dual performance criteria: 50% of the PRSUs shall be based on a total revenue performance condition (“PUs”) measured on a cumulative basis over a three-year performance period and the other 50% shall be based on a market condition (“MUs”) that is contingent on meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. In addition, up to one-third of the PUs may be earned based on the Company’s revenue performance in each of 2014 and 2015 against revenue targets in those years. The ultimate amount of PUs that the recipient earns, will be the greater of (x) the PUs earned in 2016 and (y) the sum of the earned PUs in 2014 and 2015. The award recipient may earn up to two hundred percent (200%) of the target based on the actual performance for both kinds of PRSUs.

The fair value of each PU was determined based on the market price of one common share of the Company on the date of grant, and assumes that performance targets will be achieved. The compensation expense for the PUs is recognized on a straight-line basis over the vesting terms. Over the performance period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets.

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

The Monte-Carlo simulation model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model also incorporates the following ranges of assumptions:

•	The historical volatilities are used over the most recent three-year period for the components of the peer group.

•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.

•	Since the plan stipulates that the awards are based upon the TSR of the Company and the components of the peer group, it is assumed that the dividends get reinvested in the issuing entity on a continuous basis.

•	The correlation coefficients are used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate the historical volatilities.

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSU’s		Market Condition Based PRSU’s
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at Dec 31, 2013	—	$—	—	$—
Granted	55,475	25.63	55,475	33.60
Vested	—	—	—	—
Forfeited	(7,750)	25.63	(7,750)	33.60

Outstanding at June 30, 2014	47,725	$25.63	47,725	$33.60

As of June 30, 2014, unrecognized compensation cost of $2,509 was expected to be expensed over a weighted average period of 2.51 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

14. Geographical Information

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
United States	$87,888	$84,638	$178,301	$167,774
United Kingdom	24,734	23,088	48,155	47,186
Rest of World	7,116	8,282	15,079	17,054

	$119,738	$116,008	$241,535	$232,014

	June 30,	December 31,
	2014	2013
Fixed assets, net
India	$27,820	$21,433
United States	5,562	3,981
Philippines	11,915	8,409
Rest of World	681	741

	$45,978	$34,564

15. Commitments and Contingencies

Fixed Asset Commitments

As of June 30, 2014, the Company had committed to spend approximately $7,374 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

Other Commitments

Certain units of the Company’s Indian subsidiaries were established as 100% Export-Oriented units under the Software Technology Parks of India (“STPI”) scheme promulgated by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled. The Company’s management believes, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

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

The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2010 and its permanent establishment issues ranging from tax years 2003 to 2007 as of June 30, 2014 and December 31, 2013 is $18,694 and $14,742, respectively, of which the Company has already made

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

payments or provided bank guarantees to the extent of $15,420 and $13,797, respectively. Amounts paid as deposits in respect of such assessments aggregating to $13,218 and $11,653 as of June 30, 2014 and December 31, 2013, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,202 and $2,144 as of June 30, 2014 and December 31, 2013, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013.

Based on advice from its Indian tax advisors, the facts underlying the Company’s position and its experience with these types of assessments, the Company believes that the probability that it will ultimately be found liable for these assessments is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. It is possible that the Company might receive similar orders or assessments from tax authorities for subsequent years. Accordingly, even if these disputes are resolved, the Indian tax authorities may still serve additional orders or assessments.

16. Subsequent Event

Acquisition of Blue Slate Solutions, LLC

On July 1, 2014, the Company entered into a membership interest purchase agreement (the “Agreement”) with Blue Slate Ventures, LLC (“Blue Slate”), a provider of Business Process Management (BPM) and Technology Solutions that specializes in transforming operations through business process automation, use of innovative technologies, data integration and analytics. Pursuant to the Agreement, the Company has purchased all of the membership interests of Blue Slate Solutions, LLC from Blue Slate for a cash consideration of $6,235, subject to final working capital adjustments. The Company will also issue its 46,950 restricted stock units to the key members of the Blue Slate, who will accept the employment with the Company upon combination.

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

Our global delivery network, comprising highly trained industry and process specialists across the United States, Europe and Asia, is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Romania, Malaysia and the Czech Republic. We also established two new operating centers, one each in India and the Philippines during the three months ended June 30, 2014.

Revenue

On November 1, 2013, we received a notice of termination from The Travelers Indemnity Company (“Travelers”) under the Professional Services Agreement, dated as of March 7, 2006, between us and Travelers (as amended from time to time, the “Services Agreement”). Due to this termination, we estimate a reduction in our 2014 revenues of between $12 million and $20 million due to certain services we currently provide to Travelers being transitioned away from us throughout 2014. In addition, we expect that we will reimburse Travelers for certain of their expenses incurred in connection with the termination (the “disentanglement costs”), which will further reduce our revenues in 2014. During the three months and six months ended June 30, 2014, we recognized $5.7 million and $8.2 million, respectively, of reimbursement of disentanglement costs to Travelers as a reduction of revenues.

For the three months ended June 30, 2014, we had total revenues of $119.7 million (net of $5.7 million of reimbursement of disentanglement costs to Travelers) compared to total revenues of $116.0 million for the three months ended June 30, 2013, an increase of $3.7 million or 3.2%. Revenues from outsourcing services were $94.3 million (net of $5.7 million of reimbursement of disentanglement costs to Travelers) for the three months ended June 30, 2014 compared to $97.3 million for the three months ended June 30, 2013. Revenues from transformation services were $25.4 million for the three months ended June 30, 2014 compared to $18.7 million for the three months ended June 30, 2013.

For the six months ended June 30, 2014, we had total revenues of $241.5 million (net of $8.2 million of reimbursement of disentanglement costs to Travelers) compared to total revenues of $232.0 million for the six months ended June 30, 2013, an increase of $9.5 million or 4.1%. Revenues from outsourcing services were $194.4 million (net of $8.2 million of reimbursement of disentanglement costs to Travelers) for the six months ended June 30, 2014 compared to $194.9 million for the six months ended June 30, 2013. Revenues from transformation services were $47.1 million for the six months ended June 30, 2014 compared to $37.1 million for the six months ended June 30, 2013.

We serve clients mainly in the U.S. and the U.K., with these two regions generating 73.4% and 20.7%, respectively, of our total revenues for the three months ended June 30, 2014 and 73.0% and 19.9%, respectively, of our total revenues for the three months ended June 30, 2013. For the six months ended June 30, 2014, these two regions generated 73.8% and 19.9%, respectively, of our total revenues and 72.3% and 20.3%, respectively, of our total revenues for the six months ended June 30, 2013.

For the three months ended June 30, 2014 and 2013, total revenues from our top ten clients accounted for 52.5% and 59.6% of our total revenues, respectively. For the six months ended June 30, 2014 and 2013, total revenues from our top ten clients accounted for 53.4% and 59.6% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three and six months ended June 30, 2014 and June 30, 2013. Although we are continually increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

We derived revenues from eight and sixteen new clients for our services in the three and six months ended June 30, 2014, respectively, compared to three and ten new clients for our services in the three and six months ended June 30, 2013, respectively.

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

For most outsourcing services we provide, we enter into long-term agreements with our clients with typical initial terms ranging from three to eight years. These contracts also usually contain provisions permitting termination of the contract after a short notice period. Although these agreements provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our outsourcing services and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. Revenues under new client contracts also vary depending on when we complete the selling cycle and the implementation phase.

To the extent our client contracts do not contain provisions to the contrary, we bear the risk of inflation and fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our Indian rupee/U.S. dollar, Philippine peso/U.S. dollar and U.K. pound sterling/U.S. dollar foreign currency exposure.

We have been observing a shift in industry pricing models toward transaction-based pricing and other pricing models. We believe this trend will continue and we have begun to use transaction-based and other pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. Such models place the focus on operational efficiency in order to maintain our operating margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationships with such clients.

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

As we increase our capabilities utilizing technology service platforms and other software-based services, we expect that revenues from such services will continue to grow in proportion to our total revenues. Revenues from annual maintenance and support contracts for our software platforms provide us with a relatively predictable revenue base and are generally recognized ratably over the terms of the contracts. New license sales and implementation projects have a long selling cycle and it is difficult to predict the timing of when such new contracts will be signed which may lead to fluctuations in our revenues over short-term.

We anticipate that revenues from our outsourcing services will grow as we expand our service offerings and client base, both organically and through acquisitions.

Transformation Services: Our transformation services offer positive business change for our clients. By utilizing sophisticated tools and techniques and highly trained analysts, we (i) provide insight into our clients’ current and future financial and operational results using analytics, (ii) improve clients’ operating environments through cost reduction and increased efficiency and productivity initiatives and (iii) enhance the risk and control environments within our clients’ operations whether or not they are outsourced to us. Our key areas of transformation services are decision analytics, operations and process excellence consulting and finance transformation.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended on June 30, 2014 and June 30, 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Revenues	$119.7	$116.0	$241.5	$232.0
Cost of revenues (exclusive of depreciation and amortization)	81.2	73.9	156.2	146.8

Gross profit	38.5	42.1	85.3	85.2

Operating expenses:
General and administrative expenses	16.2	13.8	31.0	28.5
Selling and marketing expenses	9.5	9.1	19.7	18.9
Depreciation and amortization expenses	6.7	6.4	13.0	12.9

Total operating expenses	32.4	29.3	63.7	60.3

Income from operations	6.1	12.8	21.6	24.9
Other income/(expense):
Foreign exchange loss	(0.1)	(0.6)	(1.0)	(0.6)
Interest and other income	0.9	0.6	1.8	1.3

Income before income taxes	6.9	12.8	22.4	25.6
Income tax provision / (benefit)	(0.9)	3.6	3.5	6.6

Net income	$7.8	$9.2	$18.9	$19.0

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues.

	Three months ended June 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Outsourcing services	$94.3	$97.3	$(3.0)	-3.1%
Transformation services	25.4	18.7	6.7	36.1%

Total revenues	$119.7	$116.0	$3.7	3.2%

The decrease in revenues from outsourcing services of $3.0 million was primarily driven by net volume increases from our existing and new clients aggregating to $4.3 million, offset by a decrease of $5.7 million due to the reimbursement of disentanglement costs to Travelers. Further, there was a decrease in revenues of $1.6 million due to the net impact of the depreciation of the Indian rupee and the Philippine peso and appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

The increase in revenues from transformation services was due to a combination of increased revenues in recurring decision analytics services and an increase in project-based engagements in our decision analytics, operations consulting and finance transformation services. Revenues from new clients for transformation services were $0.8 million and $0.3 million during the three months ended June 30, 2014 and 2013, respectively.

For the three months ended June 30, 2014 and 2013, 3.4% and 4.1%, respectively, of our revenues represented telecommunication and travel-related costs billed to and reimbursed by our clients.

Cost of Revenues.

	Three months ended June 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Total revenues	$119.7	$116.0	$3.7	3.2%
Cost of revenues	81.2	73.9	7.3	9.9%

Gross Profit	$38.5	$42.1	$(3.6)	-8.6%

As a percentage of revenues	32.1%	36.3%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $7.8 million as a result of an annual wage increase effective April 1st and an increase in the number of our personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $3.1 million (primarily due to the new operations centers to support business growth). These increases were partially offset by a decrease of $0.6 million in reimbursable expenses (resulting in a decrease in revenues) and $3.0 million due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Gross Profit. The decrease in gross profit as a percentage of revenues was primarily due to higher employee costs and impact of reimbursement of disentanglement costs to Travelers. This decrease was partially offset by the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
General and administrative expenses	$16.2	$13.8	$2.4	17.4%
Selling and marketing expenses	9.5	9.1	0.4	4.7%

Selling, general and administrative expenses	$25.7	$22.9	$2.8	12.3%

As a percentage of revenues	21.5%	19.7%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $0.9 million due to an annual wage increase effective April 1st and our continued investment in sales and client management personnel and $0.4 million due to an increase in facilities related costs. We also experienced an increase of $2.0 million in our other SG&A expenses, primarily due to increase in our legal and professional fees of $1.0 million, travel and other marketing related costs of $0.5 million and receipt of a Business Employment Incentive Program (“BEIP”) grant of $0.4 million from the New Jersey government during the three months ended June 30, 2013. These increases were partially offset by a decrease of $0.5 million due to the effect of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Depreciation and Amortization.

	Three months ended June 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Depreciation expense	$5.2	$4.8	$0.4	8.9%
Intangible amortization expense	1.5	1.6	(0.1)	-6.7%

Depreciation and amortization expense	$6.7	$6.4	$0.3	5.0%

As a percentage of revenues	5.6%	5.5%

The increase in depreciation and amortization expense was primarily due to increased depreciation of $0.7 million related to our new capital investments to support business growth, partially offset by a decrease of $0.2 million due to the effect of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Income from Operations. Income from operations decreased 52.5% from $12.8 million for the three months ended June 30, 2013 to $6.1 million for the three months ended June 30, 2014. As a percentage of revenues, income from operations decreased from 11.1% for the three months ended June 30, 2013 to 5.1% for the three months ended June 30, 2014. The decrease in income from operations as a percentage of revenues was primarily due to lower gross margins and higher SG&A expenses during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Other Income/(Expense).

	Three months ended June 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Foreign exchange losses	$(0.1)	$(0.6)	$0.5	93.5%
Net interest and other income	0.9	0.6	0.3	44.7%

Other income/(expense)	$0.8	$—	$0.8	—

Net foreign exchange losses are attributable to movement of the U.S. dollar against the Indian rupee and the Philippine peso. The average exchange rate of the Indian rupee against the U.S. dollar increased from 56.56 during the three months ended June 30, 2013 to 59.87 during the three months ended June 30, 2014. Increase in net interest and other income of $0.3 million, is primarily due to higher yield on investments during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Provision for Income Taxes. Provision for income-taxes decreased from $3.6 million during the three months ended June 30, 2013 to a tax benefit of $0.9 million during the three months ended June 30, 2014. The effective rate of taxes decreased from 28.1% during the three months ended June 30, 2013 to a negative 13.8% during the three months ended June 30, 2014 primarily due to reversal of an unrecognized tax benefit of $2.2 million (refer to Note 12 to the unaudited consolidated financial statements for further details).

Net Income. Net income decreased from $9.2 million for the three months ended June 30, 2013 to $7.8 million for the three months ended June 30, 2014, primarily due to a decrease in operating income of $6.7 million, partially offset by a decrease in tax expense of $4.5 million and an increase in other income of $0.8 million. As a percentage of revenues, net income decreased from 8.0% for the three months ended June 30, 2013 to 6.5% for the three months ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

	Six months ended June 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Outsourcing services	$194.4	$194.9	$(0.5)	-0.3%
Transformation services	47.1	37.1	10.0	27.0%

Total revenues	$241.5	$232.0	$9.5	4.1%

The decrease in revenues from outsourcing services of $0.5 million was primarily driven by net volume increases from our existing and new clients aggregating to $13.0 million, offset by a decrease of $8.2 million due to the reimbursement of disentanglement costs to Travelers. Further, there was a decrease in revenues of $5.3 million due to the net impact of the depreciation of the Indian rupee and the Philippine peso and appreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The increase in revenues from transformation was due to a combination of increased revenues in recurring decision analytics services and an increase in project-based engagements both in our decision analytics and operations consulting services. Revenues from new clients for transformation services were $1.6 million and $0.8 million during the six months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 and 2013, 3.6% and 3.9%, respectively, of our revenues represented telecommunication and travel-related costs billed to and reimbursed by our clients.

Cost of Revenues.

	Six months ended June 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Total revenues	$241.5	$232.0	$9.5	4.1%
Cost of revenues	156.2	146.8	9.4	6.4%

Gross profit	$85.3	$85.2	$0.1	0.1%

As a percentage of revenues	35.3%	36.7%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $14.6 million as a result of an annual wage increase effective April 1st and an increase in the number of our personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $5.3 million (primarily due to new operations centers to support business growth). These increases were partially offset by a decrease of $0.5 million in reimbursable expenses (resulting in a decrease in revenues) and $10.1 million due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Gross Profit. The decrease in gross profit as a percentage of revenues was primarily due to higher employee costs and the impact of reimbursement of disentanglement costs to Travelers. This decrease was partially offset by the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

SG&A Expenses.

	Six months ended June 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
General and administrative expenses	$31.0	$28.5	$2.5	8.7%
Selling and marketing expenses	19.7	18.9	0.8	4.3%

Selling, general and administrative expenses	$50.7	$47.4	$3.3	6.9%

As a percentage of revenues	21.0%	20.4%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $1.7 million due to our annual wage increase effective April 1st and continued investment in sales and client management personnel. We also experienced an increase in other SG&A expenses of $3.1 million, primarily due to an increase in our legal and professional fees of $1.4 million, facilities, travel and other marketing related costs of $0.9 million and receipt of a BEIP grant of $0.7 million from the New Jersey government during the six months ended June 30, 2013. These increases were partially offset by a decrease of $1.4 million due to the net effect of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Depreciation expense	$10.0	$9.7	$0.3	3.2%
Intangible amortization expense	3.0	3.2	(0.2)	-6.3%

Depreciation and amortization expense	$13.0	$12.9	$0.1	0.8%

As a percentage of revenues	5.4%	5.6%

Depreciation and amortization increased 0.8% from $12.9 million for the six months ended June 30, 2013 to $13.0 million for the six months ended June 30, 2014. The increase was primarily due to increase in depreciation of $1.2 million related to our new capital investments to support business growth, partially offset by a decrease of $0.8 million due to depreciation of the Indian rupee and the Philippines peso against the U.S. dollar during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Income from Operations. Income from operations decreased from $24.9 million for the six months ended June 30, 2013 to $21.6 million for the six months ended June 30, 2014. As a percentage of revenues, income from operations decreased from 10.7% for the six months ended June 30, 2013 to 8.9% for the six months ended June 30, 2013. The decrease in income from operations as a percentage of revenues was primarily due to lower gross margins and higher SG&A expenses as a percentage of revenues during the six months ended June 30, 2014.

Other Income/(Expense).

	Six months ended June 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Foreign exchange gains/(losses)	$(1.0)	$(0.6)	$(0.4)	-57.0%
Net interest and other income	1.8	1.3	0.5	40.2%

Other income/(expense)	$0.8	$0.7	$0.1	10.2%

Net foreign exchange gains/(losses) are attributable to movement of the U.S. dollar against the Indian rupee and the Philippine peso. The average exchange rate of the Indian rupee against the U.S. dollar increased from 55.26 during the six months ended June 30, 2013 to 60.67 during the six months ended June 30, 2014. Increase in net interest and other income of $0.5 million, was primarily due to higher yield on investments during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Provision for Income Taxes. Provision for income taxes decreased from $6.6 million for the six months ended June 30, 2013 to $3.5 million for the six months ended June 30, 2014. The effective rate of taxes decreased from 25.8% during the six months ended June 30, 2013 to 15.7% during the six months ended June 30, 2014 primarily due to reversal of an unrecognized tax benefit of $2.2 million (refer to Note 12 to the unaudited consolidated financial statements for further details).

Net Income. Net income decreased marginally from $19.0 million for the six months ended June 30, 2013 to $18.9 million for the six months ended June 30, 2014, primarily due to lower income from operations of $3.3 million, partially offset by lower income taxes expense of $3.1 million and higher other income of $0.1 million. As a percentage of revenues, net income decreased from 8.2% for the six months ended June 30, 2013 to 7.8% for the six months ended June 30, 2014.

Liquidity and Capital Resources

	Six months ended June 30,
	2014	2013
	(dollars in millions)
Opening cash and cash equivalents	$148.1	$103.0
Net cash provided by operating activities	27.7	25.4
Net cash used for investing activities	(18.1)	(11.3)
Net cash provided by financing activities	1.8	1.3
Effect of exchange rate changes	1.4	(3.8)

Closing cash and cash equivalents	$160.9	$114.6

As of June 30, 2014, we had $168.5 million in cash and cash equivalents and short-term investments (including $82.0 million held by our foreign subsidiaries). We do not intend to repatriate our overseas funds since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we need to continuously and permanently reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.

Operating Activities: Cash flows provided by operating activities increased from $25.4 million for the six months ended June 30, 2013 to $27.7 million for the six months ended June 30, 2014. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

The increase in cash flows provided by operations for the six month ended June 30, 2014 was predominantly due to an increase in net income adjusted for non-cash expenses of $7.0 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was partially offset by increase in working capital of $15.2 million during the six months ended June 30, 2014 compared to an increase of $10.6 million during the three months ended June 30, 2013. During the six months ended June 30, 2014, net income decreased by $0.1 million, stock based compensation by $0.4 million, unrealized foreign exchange losses increased by $7.0 million, deferred income taxes by $0.3 million and depreciation and amortization increased by $0.2 million.

The increase in working capital during the six months ended June 30, 2014 was primarily due to a decrease in accrued employee costs of $4.9 million, accrued expenses and other current liabilities of $4.0 million, an increase in advance income tax of $6.3 million, prepaid expenses and other current assets of $2.0 million and other assets by $1.7 million, partially offset by an increase in deferred revenue by $1.0 million and a decrease in accounts receivables by $2.5 million. The increase in working capital during the six months ended June 30, 2013 was primarily due to a decrease in accrued employee costs of $6.6 million, accounts payables of $1.3 million, an increase in accounts receivable of $3.9 million, prepaid expenses and other current assets of $2.4 million, partially offset by an increase in accrued expenses and other current liabilities by $2.9 million and decrease in advance income tax by 0.5 million.

Investing Activities: Cash flows used for investing activities increased from $11.3 million for the six months ended June 30, 2013 to $18.1 million for the six months ended June 30, 2014. The increase was primarily due to increase in capital expenditure of $6.4 million during the six months ended June 30, 2014 related to networking equipment, computers, software and our new operations centers in India and the Philippines.

Financing Activities: Cash flows provided by financing activities increased from $1.3 million for the six months ended June 30, 2013 to $1.8 million for the six months ended June 30, 2014. The increase was primarily due to proceeds from the exercise of stock options of $2.8 million during the six months ended June 30, 2014 compared to $2.5 million during the six months ended June 30, 2013.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $16.6 million of capital expenditures in the six months ended June 30, 2014. We expect to incur capital expenditures of between $10.0 million to $15.0 million throughout the remainder of 2014, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (refer to Note 15 to our unaudited consolidated financial statements for further details).

On May 26, 2011, we entered into a three-year credit agreement with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, which expired during the quarter ended June 30, 2014.

We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2014:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Capital leases	1.2	1.0	—	—	2.2
Operating leases	10.0	11.3	3.2	0.3	24.8
Purchase obligations	7.4	—	—	—	7.4
Other obligations(a)	3.4	1.6	2.5	3.0	10.5

Total contractual cash obligations(b)	$22.0	$13.9	$5.7	$3.3	$44.9

(a)	Represents estimated payments under the Company’s gratuity plan.
(b)	Excludes $2.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries were established as 100% Export-Oriented units under the “STPI” scheme promulgated by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. We have undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled. We believe, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

Our operations centers in the Philippines are registered with the “PEZA”. The registration provides us with certain fiscal incentives on the import of capital goods and requires that Exl Philippines meet certain performance and investment criteria. We believe that these centers have in the past satisfied and will continue to satisfy the required criteria.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 – “Recent Accounting Pronouncements” under Item 1 –“Financial Statements” to our unaudited consolidated financial statements included in this Quarterly report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2014, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the United States Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2014, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXLSERVICE HOLDINGS, INC.

Date: July 29, 2014	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Executive Vice President and
Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)