Form 10-Q
period 2014-09-30
ExlService Holdings, Inc.
filed 2014-10-30
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

As of October 27, 2014, there were 32,846,021 shares of the registrant’s common stock outstanding (excluding 1,297,885 shares held in treasury stock), par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$161,428	$148,065
Short-term investments	6,561	5,987
Restricted cash	1,082	423
Accounts receivable, net	75,685	76,121
Prepaid expenses	4,126	5,168
Deferred tax assets, net	4,691	6,958
Advance income tax, net	7,817	2,024
Other current assets	11,694	7,881

Total current assets	273,084	252,627

Fixed assets, net	45,307	34,564
Restricted cash	3,263	3,568
Deferred tax assets, net	11,017	12,254
Intangible assets, net	30,545	34,115
Goodwill	112,203	107,407
Other assets	23,139	18,897

Total assets	$498,558	$463,432

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,343	$4,714
Deferred revenue	8,039	8,618
Accrued employee cost	28,044	29,405
Accrued expenses and other current liabilities	33,615	32,219
Current portion of capital lease obligations	1,022	1,119

Total current liabilities	74,063	76,075

Capital lease obligations, less current portion	850	1,371
Non-current liabilities	14,530	19,812

Total liabilities	89,443	97,258

Commitments and contingencies (See Note 15)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 34,122,806 shares issued and 32,777,971 shares outstanding as of September 30, 2014 and 33,342,312 shares issued and 32,172,183 shares outstanding as of December 31, 2013	34	33
Additional paid-in-capital	228,009	214,522
Retained earnings	261,964	236,979
Accumulated other comprehensive loss	(52,928)	(60,718)

Total stockholders’ equity including shares held in treasury	437,079	390,816

Less: 1,297,885 shares as of September 30, 2014 and 1,170,129 shares as of December 31, 2013, held in treasury, at cost	(27,964)	(24,642)

Total stockholders’ equity	409,115	366,174

Total liabilities and stockholders’ equity	$498,558	$463,432

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$122,457	$122,315	$363,992	$354,329
Cost of revenues (exclusive of depreciation and amortization)	84,983	72,049	241,164	218,892

Gross profit	37,474	50,266	122,828	135,437

Operating expenses:
General and administrative expenses	15,952	15,791	46,992	44,265
Selling and marketing expenses	9,117	8,993	28,812	27,884
Depreciation and amortization	7,014	5,969	20,049	18,843

Total operating expenses	32,083	30,753	95,853	90,992

Income from operations	5,391	19,513	26,975	44,445
Other income/(expense) :
Foreign exchange income/(loss)	642	(2,508)	(328)	(3,126)
Interest and other income, net	1,044	465	2,861	1,761

Income before income taxes	7,077	17,470	29,508	43,080
Income tax provision	1,002	4,230	4,523	10,842

Net income	$6,075	$13,240	$24,985	$32,238

Earnings per share:
Basic	$0.18	$0.40	$0.76	$0.98
Diluted	$0.18	$0.39	$0.74	$0.95
Weighted-average number of shares used in computing earnings per share:
Basic	32,890,475	32,907,281	32,743,384	32,737,267
Diluted	33,676,665	33,955,445	33,594,304	33,859,525

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$6,075	$13,240	$24,985	$32,238
Other comprehensive income/(loss):
Unrealized income/(loss) on effective cash flow hedges, net of taxes ($758), ($1,359), $1,428 and ($3,048), respectively	(2,844)	(4,851)	4,522	(12,138)
Foreign currency translation adjustment	(6,206)	(7,588)	(1,394)	(21,194)
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes $312, $422, $1,293 and $1,211, respectively(1)	1,106	910	4,584	2,619
Retirement benefits, net of taxes $6, $7, $21 and $24, respectively(2)	23	25	78	82

Total other comprehensive income/(loss):	(7,921)	(11,504)	7,790	(30,631)

Total comprehensive income/(loss):	$(1,846)	$1,736	$32,775	$1,607

(1)	These are reclassified to net income and are included in the foreign exchange gain/(loss) in the unaudited consolidated statements of income. See Note 7 to the unaudited consolidated financial statements.
(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 10 to the unaudited consolidated financial statements.

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$24,985	$32,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,049	18,843
Stock-based compensation expense	8,518	9,472
Amortization of deferred financing costs	53	114
Unrealized foreign exchange loss/(gain)	917	(7,792)
Deferred income taxes	388	1,829
Gain on sale of fixed assets	(88)	—
Loss on sale of business unit	—	190
Non-controlling interest	—	2
Change in operating assets and liabilities:
Restricted cash	(368)	(68)
Accounts receivable	839	(1,459)
Prepaid expenses and other current assets	(1,891)	(3,962)
Accounts payable	(790)	(1,163)
Deferred revenue	(599)	(2,521)
Accrued employee cost	(2,598)	(3,343)
Accrued expenses and other liabilities	2,849	(1,853)
Advance income tax, net	(5,504)	2,474
Other assets	(2,455)	1,229

Net cash provided by operating activities	44,305	44,230

Cash flows from investing activities:

Purchase of fixed assets	(23,762)	(11,735)
Business acquisition (net of cash acquired)	(6,244)	(1,183)
Purchase of short-term investments	(7,601)	(1,692)
Proceeds from redemption of short-term investments	6,986	1,016

Net cash used for investing activities	(30,621)	(13,594)

Cash flows from financing activities:

Principal payments on capital lease obligations	(807)	(1,230)
Payment for purchase of non-controlling interest	—	(27)
Acquisition of treasury stock	(3,322)	(389)
Proceeds from exercise of stock options	4,970	4,624

Net cash provided by financing activities	841	2,978

Effect of exchange rate changes on cash and cash equivalents	(1,162)	(4,258)

Net increase in cash and cash equivalents	13,363	29,356
Cash and cash equivalents, beginning of period	148,065	103,037

Cash and cash equivalents, end of period	$161,428	$132,393

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Revenue Recognition

On November 1, 2013, the Company received a notice of termination from The Travelers Indemnity Company (“Travelers”) under the Professional Services Agreement, dated as of March 7, 2006, between the Company and Travelers (as amended from time to time, the “Services Agreement”), and is required to provide transition services for a period of up to eighteen months, including reimbursing Travelers for certain of their transition related expenses. The Company recognized $9,626 and $17,815, respectively, of such reimbursements as a reduction of revenues during the three and nine months ended September 30, 2014 in accordance with Accounting Standards Codification (ASC) topic 605-50-45, “Revenue Recognition.” No such payments were made during the three and nine months ended September 30, 2013 (refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details).

Software Development Costs

Costs incurred for developing software or enhancements to the existing software products to be sold are capitalized, including the salaries and benefits of employees that are directly involved in the installation and development, once technological feasibility has been established upon completion of a detailed design program or, in its absence, completion of a working model. The capitalized costs are amortized on a straight-line basis over the estimated useful life. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 applies to the release of the currency translation adjustment into net income when a parent either sells a part of all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 became effective from January 1, 2014 and the new guidance did not have any material impact on the Company’s unaudited consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions of the Company. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2017 using either one of two methods: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued and, if so, disclose that fact. Such evaluation is to be done for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. ASU 2014-15 will become effective from January 1, 2017 and the Company is currently evaluating the impact of adopting this guidance.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Accrued expenses	$21,285	$20,607
Derivative instruments	2,858	7,689
Other current liabilities	9,472	3,923

Accrued expenses and other current liabilities	$33,615	$32,219

Non-current liabilities

Non-current liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Derivative instruments	$1,384	$5,606
Unrecognized tax benefits	2,822	4,776
Deferred rent	5,936	4,973
Retirement benefits	1,680	3,543
Other non-current liabilities	2,708	914

Non-current liabilities	$14,530	$19,812

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerators:
Net income	$6,075	$13,240	$24,985	$32,238

Denominators:
Basic weighted average common shares outstanding	32,890,475	32,907,281	32,743,384	32,737,267
Dilutive effect of share based awards	786,190	1,048,164	850,920	1,122,258

Diluted weighted average common shares outstanding	33,676,665	33,955,445	33,594,304	33,859,525

Earnings per share:
Basic	$0.18	$0.40	$0.76	$0.98
Diluted	$0.18	$0.39	$0.74	$0.95
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	43,950	219,189	143,096	242,269

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

4. Segment Information

The Company provides various types of business process solutions utilizing operations management, analytics and technology. These services are provided in an integrated manner to clients in various industries. The chief operating decision maker (the “CODM”) generally reviews financial information at the consolidated statement of income level disaggregated by our two segments (Outsourcing Services and Transformation Services), but does not review any information except for revenues and cost of revenues for these individual segments. Therefore, the Company does not allocate or evaluate operating expenses, interest expense or income, capital expenditures, and income taxes to its operating segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by segment. The Company’s recent acquisition of Blue Slate Ventures, LLC (“Blue Slate”) is classified within the transformation services segment.

Revenues and cost of revenues for each of the three months ended September 30, 2014 and 2013 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Outsourcing	Transformation	Total	Outsourcing	Transformation	Total
	Services	Services		Services	Services

Revenues	$91,155	$31,302	$122,457	$99,672	$22,643	$122,315
Cost of revenues (exclusive of depreciation and amortization)	62,870	22,113	84,983	56,531	15,518	72,049

Gross profit	$28,285	$9,189	$37,474	$43,141	$7,125	$50,266

Operating expenses			32,083			30,753
Other income/(expense)			1,686			(2,043)

Income tax provision			1,002			4,230

Net income			$6,075			$13,240

Revenues and cost of revenues for each of the nine months ended September 30, 2014 and 2013 for the Company’s outsourcing services and transformation services segments, respectively, are as follows:

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Outsourcing	Transformation		Outsourcing	Transformation
	Services	Services	Total	Services	Services	Total

Revenues	$285,560	$78,432	$363,992	$294,573	$59,756	$354,329
Cost of revenues (exclusive of depreciation and amortization)	184,263	56,901	241,164	175,490	43,402	218,892

Gross profit	$101,297	$21,531	$122,828	$119,083	$16,354	$135,437

Operating expenses			95,853			90,992
Other income/(expense)			2,533			(1,365)

Income tax provision			4,523			10,842

Net income			$24,985			$32,238

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

On July 1, 2014, the Company entered into a membership interest purchase agreement (the “Agreement”) with Blue Slate, a provider of Business Process Management and Technology Solutions that specializes in transforming operations through business process automation, use of innovative technologies, data integration and analytics. Pursuant to the Agreement, the Company has purchased all of the membership interests of Blue Slate Solutions, LLC from Blue Slate for a cash consideration of $6,986, including working capital adjustments of $751. The Company has also issued 46,950 restricted shares of common stock with an aggregate fair value of $1,375 to certain key members of Blue Slate, each of whom have accepted employment positions with the Company upon consummation of the combination.

Blue Slate’s approach bolsters the Company’s strategy of embedding process automation and operational analytics into client offerings. As the Company pursues this approach through Business EXLerator Framework, Blue Slate brings the ability to work directly on clients’ core, mission-critical applications inside their IT environments to transform their business processes. This strengthens the Company’s position with regard to IT services providers that have strong technology foundations and enriches the Company’s value proposition to clients in addition to using the Company’s capabilities to deliver greater impact for its client base. Accordingly, the Company paid a premium for the acquisition which is being reflected in the goodwill recognized from the purchase price allocation of the total consideration paid by the Company.

The Company’s preliminary purchase price allocation for the acquisition is as follows:

Amount
(In thousands)
Net tangible assets	$1,313
Identifiable intangible assets:
Customer relationships	575
Non-compete agreement	48
Trade names and trademarks	267
Goodwill	4,783

Total purchase price*	$6,986

*	Includes $750 deposited in escrow accounts in connection with the acquisition.

The customer relationships, non-compete agreements and trade names and trademarks intangibles from the Blue Slate acquisition are being amortized over a useful life of five years, four years and three years, respectively.

During the nine months ended September 30, 2014 the company recognized $125 of acquisition related costs. Such amounts are included under general and administrative expenses in the unaudited consolidated statements of income.

The amount of goodwill recognized from the Blue Slate acquisition is deductible for tax purposes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Goodwill

The following table sets forth details of the Company’s goodwill balance as of September 30, 2014:

	Outsourcing	Transformation
	Services	Services	Total
Balance at January 1, 2013	$94,163	$16,785	$110,948
Currency translation adjustments	(3,291)	—	(3,291)
Allocation on sale of a business unit (1)	(250)	—	(250)

Balance at December 31, 2013	$90,622	$16,785	$107,407
Goodwill arising from Blue Slate acquisition	—	4,783	4,783
Currency translation adjustments	13	—	13

Balance at September 30, 2014	$90,635	$21,568	$112,203

(1)	Relates to the sale of a business unit (acquired with the acquisition of Business Process Outsourcing Inc.) during the year ended December 31, 2013. The net loss recognized from the sale of this business unit is $190 and is included under “other income/ (expense)” in the consolidated statements of income for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$39,189	$(15,505)	$23,684
Leasehold benefits	2,988	(1,668)	1,320
Developed technology	6,013	(2,036)	3,977
Non-compete agreements	1,365	(1,320)	45
Trade names and trademarks	3,590	(2,071)	1,519

	$53,145	$(22,600)	$30,545

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$38,614	$(12,201)	$26,413
Leasehold benefits	2,986	(1,455)	1,531
Developed technology	6,013	(1,458)	4,555
Non-compete agreements	1,316	(1,316)	—
Trade names and trademarks	3,322	(1,706)	1,616

	$52,251	$(18,136)	$34,115

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Amortization expense for the three months ended September 30, 2014 and 2013 was $1,441 and $1,534, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $4,467 and $4,764, respectively. The weighted average life of intangible assets was 8.9 years for customer relationships, 8.0 years for leasehold benefits, 8.0 years for developed technology, 4.0 years for non-compete agreements and 4.4 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite lived trade names and trademarks as of September 30, 2014 and December 31, 2013.

Estimated amortization of intangible assets during the year ending September 30,
2015	$5,760
2016	$5,760
2017	$5,729
2018	$5,543
2019	$5,405

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of September 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$114,072	$—	$—	$114,072
Derivative financial instruments	—	3,634	—	3,634

Total	$114,072	$3,634	$—	$117,706

Liabilities
Derivative financial instruments	$—	$4,327	$—	$4,327

Total	$—	$4,327	$—	$4,327

As of December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$116,662	$—	$—	$116,662
Derivative financial instruments	—	957	—	957

Total	$116,662	$957	$—	$117,619

Liabilities
Derivative financial instruments	$—	$13,295	$—	$13,295

Total	$—	$13,295	$—	$13,295

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 7 for further details on derivatives and hedge accounting.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

7. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under FASB Accounting Standard Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currencies of various subsidiaries of the Company. The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to the Czech koruna and other local currencies in which it operates.

The Company had outstanding foreign exchange contracts totaling $302,400 and GBP 11,090 as of September 30, 2014 and $262,085 and GBP 10,973 as of December 31, 2013. The Company estimates that approximately $1,494 of net derivative losses included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2014. As of September 30, 2014, the maximum outstanding term of derivative instruments that hedge forecasted transactions was forty-five months.

The Company evaluates the hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange loss. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No such significant amounts of gains or losses were reclassified from AOCI into earnings during the three and nine months ended September 30, 2014 and 2013.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the Company’s unaudited consolidated financial statements:

Derivatives designated as hedging instruments

	September 30,	December 31,
	2014	2013
Other current assets:
Foreign currency exchange contracts	$1,364	$437
Other assets:
Foreign currency exchange contracts	$2,270	$423
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$2,858	$7,689
Other non-current liabilities:
Foreign currency exchange contracts	$1,384	$5,606

Derivatives not designated as hedging instruments:

	September 30,	December 31,
	2014	2013
Other current assets:
Foreign currency exchange contracts		$97
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$85

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended September 30, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013		2014	2013		2014	2013
Foreign exchange contracts	$(3,602)	$(6,210)	Foreign exchange income/(loss)	$(1,418)	$(1,332)	Foreign exchange income/(loss)	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		2014	2013
Foreign exchange contracts	Foreign exchange income/(loss)	$(9)	$(2,169)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the nine months ended September 30, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013		2014	2013		2014	2013
Foreign exchange contracts	$5,950	$(15,186)	Foreign exchange income/(loss)	$(5,877)	$(3,830)	Foreign exchange income/(loss)	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		2014	2013
Foreign exchange contracts	Foreign exchange income/(loss)	$3,442	$(4,708)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

8. Fixed Assets

Fixed assets consist of the following:

	September 30,	December 31,
	2014	2013
Owned Assets:
Network equipment, computers and software	$82,246	$63,428
Buildings	1,288	1,287
Land	843	842
Leasehold improvements	26,785	24,382
Office furniture and equipment	12,769	11,111
Motor vehicles	588	507
Capital work in progress	2,734	715

	127,253	102,272
Less: Accumulated depreciation and amortization	(83,110)	(69,242)

	$44,143	$33,030

Assets under capital leases:
Network equipment, computers and software	$—	$184
Leasehold improvements	1,955	1,955
Office furniture and equipment	923	1,079
Motor vehicles	892	934

	3,770	4,152
Less: Accumulated depreciation and amortization	(2,606)	(2,618)

	$1,164	$1,534

Fixed assets, net	$45,307	$34,564

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended September 30, 2014 and 2013 was $5,573 and $4,435, respectively, and $15,582 and $14,079 for the nine months ended September 30, 2014 and 2013, respectively.

Capital work in progress represents advances paid toward acquisitions of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended September 30, 2014 and 2013, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock.

During the nine months ended September 30, 2014 and 2013, the Company acquired 18,256 and 13,018 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $459 and $389. The weighted average purchase price of $25.14 and $29.89, respectively, was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

During the three months ended September 30, 2014, the Company purchased 109,500 shares of its common stock for an aggregate purchase price of approximately $2,863 including commissions, representing an average purchase price per share of $26.14 as part of the share repurchase program that authorized the purchase of up to an aggregate principal amount of $25,000 of the Company’s outstanding common stock.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

10. Employee Benefit Plans

The Company’s gratuity plans in India and the Philippines provide a lump-sum payment to vested employees upon retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the gratuity plans are determined by actuarial valuation using the projected unit credit method. Current service costs for the gratuity plans are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$355	$266	$1,083	$867
Interest cost	125	103	385	339
Expected return on plan assets	(43)	(38)	(130)	(125)
Actuarial loss	29	32	99	106

Net gratuity cost	$466	$363	$1,437	$1,187

The gratuity plans in India are partially funded and are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. These entities calculate the annual contribution required to be made by the Company and manage the gratuity plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31st of each year. The Company earned a return of approximately 9.0% and 9.5% on these gratuity plans for the year ended March 31, 2014 and March 31, 2013, respectively.

Change in Plan Assets
Plan assets at January 1, 2014	$2,156
Employer contribution	2,534
Expected return	148
Benefits paid*	—
Effect of exchange rate changes	(1)

Plan assets at September 30, 2014	$4,837

*	Benefit payments were made directly by the Company and not through the plan assets during the three and nine months ended September 30, 2014.

The Company maintains the Exl Service Inc. 401(k) Plan under Section 401(k) of the Internal Revenue Code of 1986, covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $192 and $370 during the three month periods ended September 30, 2014 and 2013, respectively, and $1,037 and $1,343 during the nine month periods ended September 30, 2014 and 2013, respectively.

During the three and nine month periods ended September 30, 2014 and 2013, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, and the Czech Republic:

Three months ended September 30, 2014	$1,418
Three months ended September 30, 2013	$1,289
Nine months ended September 30, 2014	$4,279
Nine months ended September 30, 2013	$4,149

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

11. Leases

The Company finances its use of certain leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of September 30, 2014 are as follows:

Year ending September 30,
2015	$1,164
2016	692
2017	184
2018	42

Total minimum lease payments	2,082
Less: amount representing interest	210

Present value of minimum lease payments	1,872
Less: current portion	1,022

Long term capital lease obligation	$850

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after September 30, 2014 are set forth below:

Year ending September 30,
2015	$9,777
2016	6,978
2017	2,409
2018	1,728
2019	1,300
2020 and thereafter	178

$22,370

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on a straight-line basis over the non-cancelable lease period determined under ASC 840. Rent expense under both cancelable and non-cancelable operating leases was $4,897 and $4,264 for the three months ended September 30, 2014 and 2013, respectively, and $14,153 and $13,049 for the nine months ended September 30, 2014 and 2013, respectively. Deferred rent as of September 30, 2014 and December 31, 2013 was $6,528 and $5,394, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

12. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company recorded an income tax expense of $1,002 and $4,230 for the three months ended September 30, 2014 and 2013, respectively. Income tax expense for the nine months ended September 30, 2014 and 2013 was $4,523 and $10,842, respectively. The effective tax rate decreased from 24.2% during the three months ended September 30, 2013 to 14.2% during the three months ended September 30, 2014. The effective tax rate decreased from 25.2% during the nine months ended September 30, 2013 to 15.3% during the nine months ended September 30, 2014, primarily due to the reversal of an unrecognized tax benefit of $2,173 during the quarter ended June 30, 2014 as a result of judicial rulings handed down during the quarter involving unaffiliated companies regarding similar tax matters. In the Company’s judgment, such rulings increased the level of certainty that its position

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

on these tax adjustments proposed by the tax authorities would more likely than not be resolved in favor of the Company. The effective tax rate was further decreased during the nine months ended September 30, 2014 due to lower income in the U.S. due to the reimbursement of disentanglement costs to Travelers under the Services Agreement (refer to Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details).

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2014 through September 30, 2014:

Balance as of January 1, 2014	$4,913

Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(2,173)
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	58

Balance as of September 30, 2014	$2,798

The unrecognized tax benefits as of September 30, 2014 of $2,798, if recognized, would impact the effective tax rate.

During the three months ended September 30, 2014 and 2013, the Company has recognized interest of $54 and $52 respectively, which is included in the income tax provision in the unaudited consolidated statements of income. As of September 30, 2014 and December 31, 2013, the Company has accrued approximately $1,024 and $863, respectively, in interest relating to unrecognized tax benefits.

The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax position.

13. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of revenue	$410	$660	$1,873	$2,058
General and administrative expenses	985	1,142	3,285	3,958
Selling and marketing expenses	981	1,165	3,360	3,456

Total	$2,376	$2,967	$8,518	$9,472

Stock Options

The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended September 30,
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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

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

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	1,956,515	$16.25	$22,255	5.55
Granted	9,794	27.62
Exercised	(324,534)	15.32
Forfeited/Expired	(77,750)	24.73

Outstanding at September 30, 2014	1,564,025	$16.09	$13,210	4.65

Vested and exercisable at September 30, 2014	1,320,872	$14.74	$12,872	4.26

Available for grant at September 30, 2014	1,380,540

The unrecognized compensation cost for unvested options as of September 30, 2014 was $1,178 which is expected to be expensed over a weighted average period of 1.13 years. The Company did not issue any stock options during the three months ended September 30, 2014 and 2013. The weighted-average fair value of options granted during the nine months ended September 30, 2014 and 2013 was $9.77 and $10.07, respectively. The total grant date fair value of options vested during the three months ended September 30, 2014 and 2013 was $693 and $541, respectively. The total grant date fair value of options vested during the nine months ended September 30, 2014 and 2013 was $1,917 and $2,865, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock units activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Fair Value	Number	Weighted- Average Fair Value
Outstanding at December 31, 2013	—	$—	1,144,442	$24.95
Granted	46,950	29.29	498,595	26.23
Vested	—	—	(417,010)	21.91
Forfeited	—	—	(129,430)	26.27

Outstanding at September 30, 2014*	46,950	$29.29	1,096,597	$26.53

*	Excludes 120,000 and 112,000 vested restricted stock units as of September 30, 2014 and December 31, 2013, respectively, for which the underlying common stock is yet to be issued.

As of September 30, 2014, unrecognized compensation cost of $23,720 is expected to be expensed over a weighted average period of 2.57 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

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

The Monte-Carlo simulation model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model also incorporates the following ranges of assumptions:

•	The historical volatilities are used over the most recent three-year period for the components of the peer group.

•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.

•	Since the plan stipulates that the awards are based upon the TSR of the Company and the components of the peer group, it is assumed that the dividends get reinvested in the issuing entity on a continuous basis.

•	The correlation coefficients are used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate the historical volatilities.

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSU’s		Market Condition Based PRSU’s
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at Dec 31, 2013	—	$—	—	$—
Granted	55,475	25.63	55,475	33.60
Vested	—	—	—	—
Forfeited	(7,750)	25.63	(7,750)	33.60

Outstanding at September 30, 2014	47,725	$25.63	47,725	$33.60

As of September 30, 2014, unrecognized compensation cost of $2,298 is expected to be expensed over a weighted average period of 2.25 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

14. Geographical Information

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
United States	$89,337	$91,995	$267,638	$259,769
United Kingdom	26,060	23,000	74,215	70,186
Rest of World	7,060	7,320	22,139	24,374

	$122,457	$122,315	$363,992	$354,329

	September 30,	December 31,
	2014	2013
Fixed assets, net
India	$26,141	$21,433
United States	6,853	3,981
Philippines	11,724	8,409
Rest of World	589	741

	$45,307	$34,564

15. Commitments and Contingencies

Fixed Asset Commitments

As of September 30, 2014, the Company had committed to spend approximately $6,840 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014

(Unaudited)

(In thousands, except share and per share amounts)

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

The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2010 and its permanent establishment issues ranging from tax years 2003 to 2007 as of September 30, 2014 and December 31, 2013 is $18,015 and $14,742, respectively, of which the Company has already made payments or provided bank guarantees to the extent of $14,970 and $13,797, respectively. Amounts paid as deposits in respect of such assessments aggregating to $12,825 and $11,653 as of September 30, 2014 and December 31, 2013, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,145 and $2,144 as of September 30, 2014 and December 31, 2013, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013.

Based on advice from its Indian tax advisors, the facts underlying the Company’s position and its experience with these types of assessments, the Company believes that the probability that it will ultimately be found liable for these assessments is remote and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. It is possible that the Company might receive similar orders or assessments from tax authorities for subsequent years. Accordingly even if these disputes are resolved, the Indian tax authorities may still serve additional orders or assessments.

16. Subsequent Event

Acquisition of Overland Holdings, Inc.

On October 24, 2014, pursuant to an Agreement and Plan of Merger, dated October 24, 2014, by and between ExlService.com, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (the “Acquiror”), Heartland Acquisition Sub Corp., a Delaware corporation and a wholly owned subsidiary of the Acquiror (“Merger Sub”), Overland Holdings, Inc., a Delaware corporation (“Overland”), New Mountain Affiliated Investors, L.P., a New York limited partnership, and New Mountain Partners, L.P., a New York limited partnership (the “Plan of Merger”), the Company acquired Overland in a merger transaction. Overland specializes in premium audit services, commercial and residential underwriting surveys and loss control services to the property and casualty insurance industry.

Under the terms of the Plan of Merger and subject to the conditions set forth therein, Merger Sub merged with and into Overland and Overland survived and became a wholly owned subsidiary of the Acquiror (the “Merger”). The aggregate consideration for all the outstanding capital stock of Overland was $53,000 in cash (the “Merger Consideration”), subject to adjustment based on working capital, Overland’s debt and certain transaction expenses. The Merger Consideration was paid with existing cash on the Company’s balance sheet. A portion of the Merger Consideration otherwise payable in the Merger was placed into escrow as security for post-closing working capital adjustments and the indemnification obligations under the Merger Agreement.

Credit Agreement

The Company and certain of its subsidiaries entered into a credit agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, that became effective as of October 27, 2014 (the “Credit Agreement”). The credit agreement provides for a $50,000 revolving credit facility. The Company has an option to increase the commitments under the credit agreement, subject to certain approvals and conditions as set forth in the credit agreement. The credit agreement also includes a letter of credit subfacility. Borrowings under the credit agreement may be used for working capital and general corporate purposes of the Company and its subsidiaries.

Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.

The Credit Agreement will be guaranteed by the Company’s domestic subsidiaries. The obligations under the Credit Agreement will be secured by all or substantially all of the assets of the Company and its material domestic subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires the Company to maintain a certain interest coverage ratio and a leverage ratio.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, breaches of representations and warranties, failure to perform or observe covenants, cross-defaults with certain other agreements or indebtedness, final judgments or orders, certain change of control events and certain bankruptcy-related events or proceedings.

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

Our global delivery network, comprising highly trained industry and process specialists across the United States, Europe and Asia, is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Romania and the Czech Republic. We also established two new operating centers, one in the U.S. and the other in the Philippines during the three months ended September 30, 2014.

On July 1, 2014, we acquired Blue Slate Ventures, LLC (“Blue Slate”), a provider of Business Process Management and Technology Solutions that specializes in transforming operations through business process automation, use of innovative technologies, data integration and analytics.

Revenue

On November 1, 2013, we received a notice of termination from The Travelers Indemnity Company (“Travelers”) under the Professional Services Agreement, dated as of March 7, 2006, between us and Travelers (as amended from time to time, the “Services Agreement”). Due to this termination, we estimate a reduction in our 2014 revenues of between $12 million and $15 million due to certain services we currently provide to Travelers being transitioned away from us throughout 2014. In addition, we expect that we will reimburse Travelers for certain of their expenses incurred in connection with the termination (the “disentanglement costs”), which will further reduce our revenues in 2014. During the three months and nine months ended September 30, 2014, we recognized $9.6 million and $17.8 million, respectively, of reimbursement of disentanglement costs to Travelers as a reduction of revenues.

For the three months ended September 30, 2014, we had total revenues of $122.5 million (net of $9.6 million of reimbursement of disentanglement costs to Travelers) compared to total revenues of $122.3 million for the three months ended September 30, 2013, an increase of $0.2 million or 0.1%. Revenues from outsourcing services were $91.2 million (net of $9.6 million of reimbursement of disentanglement costs to Travelers) for the three months ended September 30, 2014 compared to $99.7 million for the three months ended September 30, 2013. Revenues from transformation services were $31.3 million for the three months ended September 30, 2014 compared to $22.6 million for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, we had total revenues of $364.0 million (net of $17.8 million of reimbursement of disentanglement costs to Travelers) compared to total revenues of $354.3 million for the nine months ended September 30, 2013, an increase of $9.7 million or 2.7%. Revenues from outsourcing services were $285.6 million (net of $17.8 million of reimbursement of disentanglement costs to Travelers) for the nine months ended September 30, 2014 compared to $294.6 million for the nine months ended September 30, 2013. Revenues from transformation services were $78.4 million for the nine months ended September 30, 2014 compared to $59.8 million for the nine months ended September 30, 2013.

We serve clients mainly in the U.S. and the U.K., with these two regions generating 73.0% and 21.3%, respectively, of our total revenues for the three months ended September 30, 2014 and 75.2% and 18.8%, respectively, of our total revenues for the three months ended September 30, 2013. For the nine months ended September 30, 2014, these two regions generated 73.5% and 20.4%, respectively, of our total revenues and 73.3% and 19.8%, respectively, of our total revenues for the nine months ended September 30, 2013.

For the three months ended September 30, 2014 and 2013, total revenues from our top ten clients accounted for 52.2% and 57.1% of our total revenues, respectively. For the nine months ended September 30, 2014 and 2013, total revenues from our top ten clients accounted for 51.5% and 58.8% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three and nine months ended September 30, 2014 and September 30, 2013. Although we are continually increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

We derived revenues from five and 21 new clients for our services in the three and nine months ended September 30, 2014, respectively, compared to eight and 18 new clients for our services in the three and nine months ended September 30, 2013, respectively. Another two clients acquired during the three months ended September 30, 2014 did not generate any revenue, but are expected to start generating revenues next quarter.

Our Business

We break our business into two segments: Outsourcing Services and Transformation Services. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe.

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

Within our outsourcing services, we also offer platform technology services by use of our proprietary technology tools and platforms to provide increasingly complex services for our insurance and healthcare clients. We have added these capabilities through acquisitions over the last few years. Key platform technology offerings include CareRadius® and MaxMC® (both care management platforms for health insurers and providers), LifePRO® (an insurance policy administration platform) and SubroSource™ (a subrogation services platform for property and casualty insurers). Depending on the platform, the fees derived from our platform technologies may be based on licenses, installation, support and maintenance, and/or recoveries from claims. We believe our proprietary platform technology will be an important source of growth in the future as clients choose to transfer certain business functions to a third-party-owned technology provider.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended on September 30, 2014 and September 30, 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Revenues	$122.5	$122.3	$364.0	$354.3
Cost of revenues (exclusive of depreciation and amortization)	85.0	72.0	241.2	218.9

Gross profit	37.5	50.3	122.8	135.4

Operating expenses:
General and administrative expenses	16.0	15.8	47.0	44.3
Selling and marketing expenses	9.1	9.0	28.8	27.9
Depreciation and amortization expenses	7.0	6.0	20.0	18.8

Total operating expenses	32.1	30.8	95.8	91.0

Income from operations	5.4	19.5	27.0	44.4
Other income/(expense):
Foreign exchange income / (loss)	0.6	(2.5)	(0.3)	(3.1)
Interest and other income	1.1	0.4	2.8	1.7

Income before income taxes	7.1	17.4	29.5	43.0
Income tax provision	1.0	4.2	4.5	10.8

Net income	$6.1	$13.2	$25.0	$32.2

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues.

	Three months ended September 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Outsourcing services	$91.2	$99.7	$(8.5)	-8.5%
Transformation services	31.3	22.6	8.7	38.2%

Total revenues	$122.5	$122.3	$0.2	0.1%

The decrease in revenues from outsourcing services of $8.5 million was primarily due to the reimbursement of disentanglement costs to Travelers of $9.6 million, offset by net volume increases from our existing and new clients aggregating to $0.2 million and an increase of $0.9 million due to the impact of the appreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

The increase in revenues from transformation services of $8.7 million was driven by revenues of $1.5 million from the Blue Slate acquisition and a combination of increased revenues in our recurring decision analytics services and project-based engagements in our decision analytics and finance transformation services. Revenues from new clients for transformation services were $0.2 million and $0.4 million during the three months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014 and 2013, 4.3% and 3.9%, respectively, of our revenues represented telecommunication and travel-related costs billed to and reimbursed by our clients.

Cost of Revenues.

	Three months ended September 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Total revenues	$122.5	$122.3	$0.2	0.1%
Cost of revenues	85.0	72.0	13.0	18.0%

Gross Profit	$37.5	$50.3	$(12.8)	-25.5%

As a percentage of revenues	30.6%	41.1%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $9.5 million (including $1.0 million of employee-related costs related to the Blue Slate acquisition) as a result of an annual wage increase effective April 1, 2014, and an increase in the number of our personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $1.5 million (primarily due to the establishment of new operations centers to support business growth and the Blue Slate acquisition), $0.5 million in reimbursable expenses (resulting in an increase in revenues) and $1.4 million due to the impact of appreciation of the Indian rupee against the U.S. dollar during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Gross Profit. The decrease in gross profit as a percentage of revenues was primarily due to the impact of reimbursement of disentanglement costs to Travelers, higher cost of revenues as mentioned above and appreciation of the Indian rupee against the U.S. dollar during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
General and administrative expenses	$16.0	$15.8	$0.2	1.0%
Selling and marketing expenses	9.1	9.0	0.1	1.4%

Selling, general and administrative expenses	$25.1	$24.8	$0.3	1.1%

As a percentage of revenues	20.5%	20.3%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $1.5 million (including $0.5 million due to Blue Slate acquisition) due to an annual wage increase effective April 1, 2014 and our continued investment in sales and client management personnel. We also experienced an increase in facilities related costs by $0.3 million and $0.2 million due to the impact of appreciation of the Indian rupee against the U.S. dollar during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was offset by a decrease of $1.7 million in our other SG&A expenses, primarily due to a write off of an accounts receivable during the three months ended September 30, 2013.

Depreciation and Amortization.

	Three months ended September 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Depreciation expense	$5.6	$4.5	$1.1	25.4%
Intangible amortization expense	1.4	1.5	(0.1)	-6.0%

Depreciation and amortization expense	$7.0	$6.0	$1.0	17.3%

As a percentage of revenues	5.7%	4.9%

The increase in depreciation and amortization expense during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to increased depreciation of $1.0 million related to our new capital investments to support business growth.

Income from Operations. Income from operations decreased 72.3% from $19.5 million for the three months ended September 30, 2013 to $5.4 million for the three months ended September 30, 2014. As a percentage of revenues, income from operations decreased from 16.0% for the three months ended September 30, 2013 to 4.4% for the three months ended September 30, 2014. The decrease in income from operations as a percentage of revenues was primarily due to lower gross margins and higher depreciation and amortization expenses during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Other Income/(Expense).

	Three months ended September 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Foreign exchange income/(loss)	$0.6	$(2.5)	$3.1	125.6%
Net interest and other income	1.1	0.4	0.7	124.7%

Other income/(expense)	$1.7	$(2.1)	$3.8	182.6%

Net foreign exchange income/(loss) was attributable to movement of the U.S. dollar against the Indian rupee, the Philippine peso and the U.K. pound sterling. The average exchange rate of the Indian rupee against the U.S. dollar decreased from 62.90 during the three months ended September 30, 2013 to 60.94 during the three months ended September 30, 2014. Increase in net interest and other income of $0.7 million, was primarily due to higher yield on investments during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Provision for Income Taxes. Provision for income taxes decreased from $4.2 million during the three months ended September 30, 2013 to $1.0 million during the three months ended September 30, 2014. The effective tax rate decreased from 24.2% during the three months ended September 30, 2013 to 14.2% during the three months ended September 30, 2014 primarily due to lower income in the United States (refer to Note 12 to the unaudited consolidated financial statements for further details).

Net Income. Net income decreased from $13.2 million for the three months ended September 30, 2013 to $6.1 million for the three months ended September 30, 2014, primarily due to a decrease in operating income of $14.1 million, partially offset by lower tax expense of $3.2 million and an increase in other income of $3.8 million. As a percentage of revenues, net income decreased from 10.8% for the three months ended September 30, 2013 to 5.0% for the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

	Nine months ended September 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Outsourcing services	$285.6	$294.6	$(9.0)	-3.1%
Transformation services	78.4	59.7	18.7	31.3%

Total revenues	$364.0	$354.3	$9.7	2.7%

The decrease in revenues from outsourcing services of $9.0 million was primarily driven by net volume increases from our existing and new clients aggregating to $13.1 million, offset by a decrease of $17.8 million due to the reimbursement of disentanglement costs to Travelers. Further, there was a decrease in revenues of $4.4 million due to the net impact of the depreciation of the Indian rupee and the Philippine peso and the appreciation of U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The increase in revenues from transformation services of $18.7 million was driven by revenues of $1.5 million from the Blue Slate acquisition and a combination of increased revenues in our recurring decision analytics services and project-based engagements in our decision analytics, operations consulting and finance transformation services. Revenues from new clients for transformation services were $4.2 million and $2.0 million during the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, 3.8% and 3.9%, respectively, of our revenues represented telecommunication and travel-related costs billed to and reimbursed by our clients.

Cost of Revenues.

	Nine months ended September 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Total revenues	$364.0	$354.3	$9.7	2.7%
Cost of revenues	241.2	218.9	22.3	10.2%

Gross profit	$122.8	$135.4	$(12.6)	-9.3%

As a percentage of revenues	33.7%	38.2%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $24.1 million (including $1.0 million of employee-related costs related to the Blue Slate acquisition) as a result of an annual wage increase effective April 1, 2014 and an increase in the number of our personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $6.7 million (primarily due to the establishment of new operations centers to support business growth and the Blue Slate acquisition). These increases were partially offset by a decrease of $8.5 million due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Gross Profit. The decrease in gross profit as a percentage of revenues was primarily due to higher employee costs and the impact of reimbursement of disentanglement costs to Travelers. This decrease was partially offset by the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

SG&A Expenses.

	Nine months ended September 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
General and administrative expenses	$47.0	$44.3	$2.7	6.2%
Selling and marketing expenses	28.8	27.9	0.9	3.3%

Selling, general and administrative expenses	$75.8	$72.2	$3.6	5.1%

As a percentage of revenues	20.8%	20.4%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $3.1 million due to our annual wage increase effective April 1, 2014, including $0.5 million due to the Blue Slate acquisition. We also experienced an increase in other SG&A expenses of $1.7 million, primarily due to an increase in our facility, legal and professional fees, travel and other marketing related costs, partially offset by a decrease of $1.2 million due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Depreciation and Amortization.

	Nine months ended September 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Depreciation expense	$15.5	$14.0	$1.5	10.6%
Intangible amortization expense	4.5	4.8	(0.3)	-6.2%

Depreciation and amortization expense	$20.0	$18.8	$1.2	6.3%

As a percentage of revenues	5.5%	5.3%

Depreciation and amortization expense increased 6.3% from $18.8 million for the nine months ended September 30, 2013 to $20.0 million for the nine months ended September 30, 2014. The increase was primarily due to increase in depreciation of $2.2 million related to our new capital investments to support business growth, partially offset by a $0.3 million decrease in amortization and a decrease of $0.7 million due to depreciation of the Indian rupee and the Philippines peso against the U.S. dollar during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Income from Operations. Income from operations decreased from $44.4 million for the nine months ended September 30, 2013 to $27.0 million for the nine months ended September 30, 2014. As a percentage of revenues, income from operations decreased from 12.5% for the nine months ended September 30, 2013 to 7.4% for the nine months ended September 30, 2014. The decrease in income from operations as a percentage of revenues was primarily due to lower gross margins and higher SG&A expenses as a percentage of revenues during the nine months ended September 30, 2014.

Other Income/(Expense).

	Nine months ended September 30,			Percentage change
	2014	2013	Change
	(dollars in millions)
Foreign exchange income/(loss)	$(0.3)	$(3.1)	$2.8	89.5%
Net interest and other income	2.8	1.7	1.1	62.5%

Other income/(expense)	$2.5	$(1.4)	$3.9	285.5%

Net foreign exchange gains/(losses) are attributable to movement of the U.S. dollar against the Indian rupee, the Philippine peso and the U.K. pound sterling. The average exchange rate of the Indian rupee against the U.S. dollar increased from 57.80 during the nine months ended September 30, 2013 to 60.76 during the nine months ended September 30, 2014. Increase in net interest and other income of $1.1 million, was primarily due to higher yield on investments during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Provision for Income Taxes. Provision for income taxes decreased from $10.8 million for the nine months ended September 30, 2013 to $4.5 million for the nine months ended September 30, 2014. The effective tax rate decreased from 25.2% during the nine months ended September 30, 2013 to 15.3% during the nine months ended September 30, 2014, primarily due to a reversal of an unrecognized tax benefit of $2.2 million and lower income in the United States (refer to Note 12 to the unaudited consolidated financial statements for further details).

Net Income. Net income decreased from $32.2 million for the nine months ended September 30, 2013 to $25.0 million for the nine months ended September 30, 2014, primarily due to lower income from operations of $17.4 million, partially offset by lower income tax expense of $6.3 million and higher other income of $3.9 million. As a percentage of revenues, net income decreased from 9.1% for the nine months ended September 30, 2013 to 6.9% for the nine months ended September 30, 2014.

Liquidity and Capital Resources

	Nine months ended September 30,
	2014	2013
	(dollars in millions)
Opening cash and cash equivalents	$148.1	$103.0
Net cash provided by operating activities	44.3	44.2
Net cash used for investing activities	(30.6)	(13.6)
Net cash provided by financing activities	0.8	3.0
Effect of exchange rate changes	(1.2)	(4.2)

Closing cash and cash equivalents	$161.4	$132.4

As of September 30, 2014, we had $168.0 million in cash and cash equivalents and short-term investments (including $82.8 million held by our foreign subsidiaries). We do not intend to repatriate our overseas funds since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we need to continuously and permanently reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.

Operating Activities: Cash flows provided by operating activities marginally increased from $44.2 million for the nine months ended September 30, 2013 to $44.3 million for the nine months ended September 30, 2014. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

The increase in cash flows provided by operations was primarily due to a net decrease in working capital of $0.2 million, offset by a decrease in net income adjusted for non-cash expenses of $0.1 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Investing Activities: Cash flows used for investing activities increased from $13.6 million for the nine months ended September 30, 2013 to $30.6 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in capital expenditure of $12.0 million related to networking equipment, computers, software and our new operations centers in India and the Philippines during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and the acquisition of Blue Slate for $6.2 million.

Financing Activities: Cash flows provided by financing activities decreased from $3.0 million for the nine months ended September 30, 2013 to $0.8 million for the nine months ended September 30, 2014. The decrease was primarily due to the purchase of treasury stock of $2.9 million under the shares repurchase program.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $23.8 million of capital expenditures in the nine months ended September 30, 2014. We expect to incur capital expenditures of between $3.0 million to $6.0 million in the remainder of 2014, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

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

Financing Arrangements (Debt Facility)

We and certain of our subsidiaries entered into a credit agreement with the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent, that became effective as of October 27, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $50 million revolving credit facility. We have an option to increase the commitments under the Credit Agreement, subject to certain approvals and conditions as set forth in the Credit Agreement.

Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of the Company and its subsidiaries.

Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to our leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to our leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2014:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Capital leases	1.2	0.9	—	—	2.1
Operating leases	9.8	9.4	3.0	0.2	22.4
Purchase obligations	6.8	—	—	—	6.8
Other obligations(a)	2.5	2.5	2.5	3.0	10.5

Total contractual cash obligations(b)	$20.3	$12.8	$5.5	$3.2	$41.8

(a)	Represents estimated payments under the Company’s gratuity plan.
(b)	Excludes $2.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

Our operations centers in the Philippines are registered with the “PEZA.” The registration provides us with certain fiscal incentives on the import of capital goods and requires that Exl Philippines meet certain performance and investment criteria. We believe that these centers have in the past satisfied and will continue to satisfy the required criteria.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 – “Recent Accounting Pronouncements” under Item 1 –“Financial Statements” to our unaudited consolidated financial statements included in this Quarterly report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2014, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2014, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2014, the Company completed the Blue Slate acquisition. The scope of our assessment of the effectiveness of internal control over financial reporting does not include this newly acquired business as permitted by SEC rules for recently acquired businesses. The Company is in the process of reviewing the internal control structure of Blue Slate, and, if necessary, will make appropriate changes as the Company incorporates its controls and procedures into the acquired business.

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

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2014, the Company acquired 109,500 shares of common stock from the open market under the common stock repurchase program announced on November 1, 2013 (refer Part II – Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2013). The Company paid an aggregate consideration of $2,862,838 for this share repurchase at the weighted average purchase price of $26.14 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Credit Agreement

We and certain of our subsidiaries entered into a credit agreement with the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent, that became effective as of October 27, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $50 million revolving credit facility. We have an option to increase the commitments under the Credit Agreement, subject to certain approvals and conditions as set forth in the Credit Agreement. The Credit Agreement also includes a letter of credit subfacility.

Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of the Company and its subsidiaries.

Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to our leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to our leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.

The Credit Agreement will be guaranteed by our domestic subsidiaries. The obligations under the Credit Agreement will be secured by all or substantially all of the assets of the borrower and its material domestic subsidiaries.

The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain a certain interest coverage ratio and a leverage ratio.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, breaches of representations and warranties, failure to perform or observe covenants, cross-defaults with certain other agreements or indebtedness, final judgments or orders, certain change of control events and certain bankruptcy-related events or proceedings.

The foregoing description of the Credit Agreement is subject to, and qualified in its entirety by, the Credit Agreement, which we expect to file as an exhibit to our Annual Report on Form 10-K for the fiscal year ending December 31, 2014.

Acquisition of Overland

On October 24, 2014, pursuant to an Agreement and Plan of Merger, dated October 24, 2014, by and between ExlService.com, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (the “Acquiror”), Heartland Acquisition Sub Corp., a Delaware corporation and a wholly owned subsidiary of the Acquiror (“Merger Sub”), Overland Holdings, Inc., a Delaware corporation (“Overland”), New Mountain Affiliated Investors, L.P., a New York limited partnership, and New Mountain Partners, L.P., a New York limited partnership (the “Plan of Merger”), we acquired Overland in a merger transaction. Overland specializes in premium audit services, commercial and residential underwriting surveys and outsourced loss control services for the property and casualty insurance industry.

Under the terms of the Plan of Merger and subject to the conditions set forth therein, Merger Sub merged with and into Overland and Overland survived and became a wholly owned subsidiary of the Acquiror (the “Merger”). The aggregate consideration for all the outstanding capital stock of Overland was $53 million in cash (the “Merger Consideration”), subject to adjustment based on working capital, Overland’s debt and certain transaction expenses. The Merger Consideration was paid with existing cash on our balance sheet. A portion of the Merger Consideration otherwise payable in the Merger was placed into escrow as security for post-closing working capital adjustments and the indemnification obligations under the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants of each of the Acquiror, Merger Sub and Overland. The assertions embodied in the representations, warranties and covenants in the Merger Agreement were made solely for purposes of the Merger Agreement and the transactions and agreements contemplated thereby among the representative parties are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the terms of the Merger Agreement.

The foregoing summary of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement filed hereto as Exhibit 2.1.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

2.1	Agreement and Plan of Merger, dated October 24, 2014, by and between ExlService.com, LLC, Heartland Acquisition Sub Corp., Overland Holdings, Inc., New Mountain Affiliated Investors, L.P. and New Mountain Partners, L.P.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: October 30, 2014	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)