Form 10-Q
period 2015-03-31
ExlService Holdings, Inc.
filed 2015-05-01
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

As of April 27, 2015, there were 33,299,371 shares of the registrant’s common stock outstanding (excluding 1,311,458 shares held in treasury stock), par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,319	$176,499
Short-term investments	14,330	11,577
Restricted cash	2,774	1,395
Accounts receivable, net	89,323	80,244
Prepaid expenses	9,875	5,783
Deferred tax assets, net	4,921	4,455
Advance income tax, net	9,305	9,905
Other current assets	13,241	12,533

Total current assets	295,088	302,391

Fixed assets, net	47,467	45,369
Restricted cash	3,367	3,258
Deferred tax assets, net	8,288	11,985
Intangible assets, net	60,085	46,979
Goodwill	172,097	139,599
Other assets	24,626	23,975

Total assets	$611,018	$573,556

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,510	$4,663
Short-term borrowings	5,000	—
Deferred revenue	13,246	7,690
Accrued employee cost	21,021	37,606
Accrued expenses and other current liabilities	39,386	40,206
Current portion of capital lease obligations	743	803

Total current liabilities	84,906	90,968

Long term borrowings	75,000	50,000
Capital lease obligations, less current portion	424	560
Non-current liabilities	13,727	12,870

Total liabilities	174,057	154,398

Commitments and contingencies (See Note 16)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 34,605,579 shares issued and 33,294,828 shares outstanding as of March 31, 2015 and 34,203,352 shares issued and 32,905,467 shares outstanding as of December 31, 2014	35	34
Additional paid-in-capital	239,311	233,173
Retained earnings	278,991	269,424
Accumulated other comprehensive loss	(53,015)	(55,509)

Total stockholders’ equity including shares held in treasury	465,322	447,122

Less: 1,310,751 shares as of March 31, 2015 and 1,297,885 shares as of December 31, 2014, held in treasury, at cost	(28,361)	(27,964)

Total stockholders’ equity	436,961	419,158

Total liabilities and stockholders’ equity	$611,018	$573,556

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2015	2014
Revenues, net	$143,510	$121,797
Cost of revenues (exclusive of depreciation and amortization)	93,125	74,922

Gross profit	50,385	46,875

Operating expenses:
General and administrative expenses	18,621	14,800
Selling and marketing expenses	11,243	10,232
Depreciation and amortization	7,053	6,356

Total operating expenses	36,917	31,388

Income from operations	13,468	15,487
Foreign exchange income / (loss)	1,134	(833)
Other income, net	1,178	958

Income before income taxes	15,780	15,612
Income tax expense	6,213	4,465

Net income	$9,567	$11,147

Earnings per share:
Basic	$0.29	$0.34
Diluted	$0.28	$0.33
Weighted-average number of shares used in computing earnings per share:
Basic	33,236,259	32,523,490
Diluted	34,051,971	33,428,544

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Net income	$9,567	$11,147
Other comprehensive income/(loss):
Unrealized gain on effective cash flow hedges, net of taxes $453 and $1,608	1,806	5,402
Foreign currency translation adjustment	302	4,828
Retirement benefits, net of taxes $6 and $(2), respectively	151	(40)
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes $126 and $496(1)	183	1,758
Retirement benefits, net of taxes $3 and $8(2)	52	29

Total other comprehensive income	2,494	11,977

Total comprehensive income	$12,061	$23,124

(1)	These are reclassified to net income and are included in the foreign exchange gain/(loss) in the unaudited consolidated statements of income. See Note 7 to the unaudited consolidated financial statements.
(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 10 to the unaudited consolidated financial statements.

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,567	$11,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,053	6,356
Stock-based compensation expense	4,255	4,176
Unrealized foreign exchange loss	284	1,895
Deferred income taxes	2,804	1,863
Others, net	(13)	22
Change in operating assets and liabilities:
Restricted cash	(1,477)	(502)
Accounts receivable	(5,779)	(1,713)
Prepaid expenses and other current assets	(2,799)	(4,187)
Accounts payable	(984)	(124)
Deferred revenue	3,834	902
Accrued employee cost	(16,398)	(11,493)
Accrued expenses and other liabilities	(497)	(985)
Advance income tax, net	544	(1,822)
Other assets	(257)	(570)

Net cash provided by operating activities	137	4,965

Cash flows from investing activities:
Purchase of fixed assets	(8,845)	(10,679)
Business acquisition (net of cash acquired)	(44,419)	—
Purchase of short-term investments	(5,995)	(1,005)
Proceeds from redemption of short-term investments	3,079	—

Net cash used for investing activities	(56,180)	(11,684)

Cash flows from financing activities:
Principal payments on capital lease obligations	(223)	(288)
Proceeds from long-term borrowings	25,000	—
Proceeds from short-term borrowings	5,000	—
Payment of debt issuance costs	(50)	—
Acquisition of treasury stock	(397)	(459)
Proceeds from exercise of stock options	1,883	1,673

Net cash provided by financing activities	31,213	926

Effect of exchange rate changes on cash and cash equivalents	(350)	1,420

Net decrease in cash and cash equivalents	(25,180)	(4,373)
Cash and cash equivalents, beginning of period	176,499	148,065

Cash and cash equivalents, end of period	$151,319	$143,692

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain fixed assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective January 1, 2015, the Company changed its estimates of the useful lives of its certain fixed assets to better reflect the estimated periods during which these assets will remain in service. The effect of change in estimated useful life of assets reduced depreciation expense by $468, increased net income by $281 and increased basic and diluted earnings per share by $0.01, during the three months ended March 31, 2015.

a)	Revenue Recognition

As part of reimbursing the Travelers Indemnity Company (“Travelers”) for certain of their transition related expenses (the “disentanglement costs”), the Company recognized $2,471 of such reimbursements as a reduction of our revenues during the three months ended March 31, 2014, in accordance with Accounting Standards Codification topic 605-50-45, “Revenue Recognition.” The Company did not incur any reimbursements of disentanglement costs during the three months ended March 31, 2015 and also does not anticipate incurring any additional reimbursements of disentanglement costs going forward.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

b)	Investments

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

The Company’s investments in open ended mutual funds represent investments in mutual fund scheme wherein the mutual fund issuer has invested these funds in debt and money market instruments of various maturities in India. The Company manages mutual fund investments on a fair value basis in accordance with its documented risk management, investment strategy and information provided to the management. The Company accounts for these investments in accordance with the fair value option under ASC topic 825-10 (“ASC No. 825-10”) and change in fair value is recognized in the income statement. The fair value represents original cost (on the acquisition date) and the net asset value (“NAV”) as quoted, at each reporting period. Gain or loss on the disposal of these investments would be calculated using the weighted average cost of the investments sold or disposed.

Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05”). The amendments add guidance to Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments will be effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the method of adoption and impact this standard will have on its financial statements and related disclosures.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2015	December 31, 2014
Accrued expenses	$27,500	$24,451
Derivative instruments	1,349	2,385
Client liability account	2,987	9,241
Other current liabilities	7,550	4,129

Accrued expenses and other current liabilities	$39,386	$40,206

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Non-current liabilities

Non-current liabilities consist of the following:

	March 31, 2015	December 31, 2014
Derivative instruments	$398	$576
Unrecognized tax benefits	4,239	2,878
Deferred rent	6,324	5,977
Retirement benefits	1,544	1,544
Other non-current liabilities	1,222	1,895

Non-current liabilities	$13,727	$12,870

Other income

Other income (expense), net consists of the following:

	Three months ended March 31,
	2015	2014
Interest and dividend income*	$1,402	$877
Interest expense	(283)	(113)
Others, net	59	194

Other income, net	$1,178	$958

*	Includes unrealized gain of $42 on investments carried under fair value option.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2015	2014
Numerators:
Net income	$9,567	$11,147

Denominators:
Basic weighted average common shares outstanding	33,236,259	32,523,490
Dilutive effect of share based awards	815,712	905,054

Diluted weighted average common shares outstanding	34,051,971	33,428,544

Earnings per share:
Basic	$0.29	$0.34
Diluted	$0.28	$0.33
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	188,044	205,888

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

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

The Company provides various types of business process solutions utilizing operations management, analytics and technology. These services are provided in an integrated manner to clients in various industries. The chief operating decision maker (“CODM”) generally reviews financial information at the consolidated statement of income level disaggregated by our two segments, but does not review any information except for revenues and cost of revenues of these individual segments. Therefore, the Company does not allocate or evaluate operating expenses, interest expense or income, capital expenditures, and income taxes to its reporting segments. Consequently, it is not practical to show assets, capital expenditures, depreciation or amortization by segment. The recent acquisition of RPM Direct, LLC and RPM Data Solutions, LLC (collectively, “RPM”) by the Company’s subsidiary ExlService.com, LLC (“ExlService.com”) is classified within the Analytics and Business Transformation segment.

Revenues and cost of revenues for each of the three months ended March 31, 2015 and 2014 for the Company’s Operations Management and Analytics and Business Transformation segments, respectively, are as follows:

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Operations Management	Analytics and Business Transformation	Total	Operations Management	Analytics and Business Transformation	Total
Revenues, net	$110,661	$32,849	$143,510	$100,091	$21,706	$121,797
Cost of revenues (exclusive of depreciation and amortization)	70,466	22,659	93,125	58,899	16,023	74,922

Gross profit	$40,195	$10,190	$50,385	$41,192	$5,683	$46,875

Operating expenses			36,917			31,388
Other income			2,312			125
Income tax expense			6,213			4,465

Net income			$9,567			$11,147

5. Business Combinations, Goodwill and Intangible Assets

a)	Overland Holdings, Inc.

On October 24, 2014, ExlService.com acquired all of the outstanding shares of Overland Holdings, Inc. (“Overland”) pursuant to a Plan of Merger (the “Merger”).

The aggregate consideration for Overland’s acquisition was $65,940 (the “Merger Consideration”), which included working capital adjustments of $12,940. The Merger Consideration was paid with existing cash on hand. A portion of the Merger Consideration otherwise payable in the Merger was placed into escrow as security for post-closing working capital adjustments and the indemnification obligations under the Merger Agreement.

Overland, now a subsidiary of the Company is a leader in underwriting support services for Property & Casualty (“P&C”) insurers. It leverages proprietary workflow and automation technology, alongside transaction-based-pricing models to offer Business-Process-as-a-Service (“BPaaS”) solutions. Overland’s longstanding client relationships, experienced leadership team and technology-enabled services will enhance the Company’s market leading position in Operations Management to P&C insurers and also strengthens the Company’s onshore delivery capabilities. Overland’s technology and data directly connects and interfaces with its clients providing an integrated Operations Management solution. The acquisition presents an opportunity to leverage the Company’s analytics capabilities to enable Overland’s clients to increase the effectiveness of their underwriting. Accordingly, the Company paid a premium for the acquisition which is being reflected in the goodwill recognized from the purchase price allocation of the total consideration paid by the Company.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

During the three months ended March 31, 2015, the Company finalized its purchase price allocation for the acquisition, which is as follows:

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

The Company’s results of operations for the three months ended March 31, 2015 includes $16,873 of revenues from Overland. It is not practicable to disclose the net earnings of Overland in particular, because management does not allocate or evaluate operating expenses and income taxes to its domestic entities.

The amount of goodwill recognized from the Overland acquisition is deductible for tax purposes.

b)	RPM Direct LLC and RPM Data Solutions, LLC

On March 20, 2015 ExlService.com completed its acquisition of RPM Direct LLC and RPM Data Solutions, LLC (each a “Target Company” and together the “Target Companies” or “RPM”), pursuant to a Securities Purchase Agreement dated February 23, 2015 (the “Purchase Agreement”). Under the terms of the Purchase Agreement ExlService.com acquired all of the issued and outstanding limited liability company membership interests of the Target Companies (the “Securities”) from the security holders of each of the Target Companies.

The initial purchase consideration consisted of $47,000 in cash, subject to adjustment based on the closing date final working capital amount and shortfall in financial performance of the Target Companies for 2014, if any, contingent cash consideration of up to $23,000, as described below, and 122,131 restricted shares of common stock of the Company.

The purchase agreement allows sellers the ability to earn up to an additional $23,000 (the “earn-out”) based on the achievement of certain performance goals by the Target Companies during the 2015 and 2016 calendar years. The earn-out has an estimated fair value of $2,844. As noted above, the Company issued 122,131 restricted shares of common stock with an aggregate fair value of $4,150 to certain key members of the Target Companies, each of whom have accepted employment positions with the Company upon consummation of the combination. The Company also granted 113,302 restricted stock units with an aggregate fair value of $3,850 to certain employees of Target Companies, who have also accepted employment with the Company. The fair value of these grants will be recognized as compensation expense over the vesting period.

RPM, now as a subsidiary of the Company, specializes in analyzing large consumer data sets to segment populations, predict response rates, forecast customer lifetime value and design targeted, multi-channel marketing campaigns. RPM has focused on the insurance industry, including P&C, life and health, since its inception in 2001. RPM maintains its own database and supports data on over 250 million consumers and 120 million U.S. households. The quantity and combination of data attributes managed by RPM drives optimal, data-driven decision-making and enables it to build models that analyze prospects individually. RPM employs proprietary predictive analytics and domain-specific pattern recognition algorithms to deliver results through a flexible, on-demand service model. Accordingly, the Company paid a premium for the acquisition which is being reflected in the goodwill recognized from the purchase price allocation of the total consideration paid by the Company.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

The Company made a preliminary allocation of the purchase price to the net tangible and intangible assets based on their fair values as mentioned below:

Amount
(In thousands)
Net tangible assets	$2,419
Identifiable intangible assets:
Customer Relationship	12,063
Trade Names	1,231
Developed Technology	1,249
Non-Compete Agreements	609
Goodwill	32,280

Total purchase price*	$49,851

*	Includes amount of $4,125 deposited in escrow accounts in connection with the acquisition.

The customer relationships from the RPM acquisition are being amortized over the weighted average useful life of 5.7 years. Similarly, trade names, developed technology and non-compete agreements are being amortized over a useful life of five years each.

Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of the acquisition. Accordingly, the Company may adjust the amounts recorded as of March 31, 2015 to reflect any revised valuations of the assets acquired or liabilities assumed. The Company’s purchase accounting as of March 31, 2015 was incomplete due to final adjustments to the fair value of tangible assets, intangible assets and liabilities assumed as of the acquisition date.

During the three months ended March 31, 2015 the Company recognized $303 of acquisition related costs. Such amounts are included in general and administrative expenses in the consolidated statements of income. The Company’s results of operations for the three months ended March 31, 2015 includes $1,191 of revenues of RPM since March 20, 2015, the date on which the acquisition was consummated. It is not practicable to disclose the net earnings since management does not allocate or evaluate operating expenses and income taxes to its domestic entities.

The amount of goodwill recognized from the RPM acquisition is deductible for tax purposes.

Goodwill

The following table sets forth details of the Company’s goodwill balance as of March 31, 2015:

	Operations Management	Analytics and Business Transformation	Total
Balance at January 1, 2014	$90,622	$16,785	$107,407
Goodwill arising from Blue Slate acquisition	—	4,554	$4,554
Goodwill arising from Overland acquisition	28,667	—	$28,667
Currency translation adjustments	(529)	—	(529)
Allocation on sale of a business unit (1)	(500)	—	(500)

Balance at December 31, 2014	$118,260	$21,339	$139,599
Goodwill arising from RPM acquisition	—	32,280	32,280
Currency translation adjustments	218	—	218

Balance at March 31, 2015	$118,478	$53,619	$172,097

(1)	Relates to the sale of a business unit (acquired with the OPI acquisition) during the year ended December 31, 2014. The net loss recognized from the sale of this business unit was $149 and was included under “other income/ (expense)” in the consolidated statements of income included in the company’s annual report on Form 10-K for the year ended December 31, 2014.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$63,670	$(18,292)	$45,378
Leasehold benefits	2,952	(2,074)	878
Developed technology	12,063	(2,851)	9,212
Non-compete agreements	1,974	(1,330)	644
Trade names and trademarks	6,221	(2,248)	3,973

	$86,880	$(26,795)	$60,085

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$51,598	$(16,836)	$34,762
Leasehold benefits	2,927	(2,004)	923
Developed technology	10,814	(2,402)	8,412
Non-compete agreements	1,365	(1,323)	42
Trade names and trademarks	4,990	(2,150)	2,840

	$71,694	$(24,715)	$46,979

Amortization expense for the three months ended March 31, 2015 and 2014 was $2,059 and $1,536, respectively. The weighted average life of intangible assets was 8.9 years for customer relationships, 8.0 years for leasehold benefits, 6.5 years for developed technology, 4.9 years for non-compete agreements and 6.8 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of March 31, 2015 and December 31, 2014.

2016	$10,633
2017	$10,629
2018	$10,501
2019	$10,405
2020	$8,395

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$103,424	$—	$—	$103,424
Derivative financial instruments	—	5,864	—	5,864

Total	$103,424	$5,864	$—	$109,288

Liabilities
Derivative financial instruments	$—	$1,747	$—	$1,747

Total	$—	$1,747	$—	$1,747

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$127,347	$—	$—	$127,347
Derivative financial instruments	—	4,579	—	4,579

Total	$127,347	$4,579	$—	$131,926

Liabilities
Derivative financial instruments	—	2,961	—	$2,961

Total	$—	$2,961	$—	$2,961

*	Includes investments carried on fair value option under ASC 825 of $4,844.

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

The Company had outstanding foreign exchange contracts totaling $282,577 and GBP 13,256 as of March 31, 2015 and totaling $276,018 and GBP 10,889 as of December 31, 2014. The Company estimates that approximately $1,004 of net derivative gains included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2015. As of March 31, 2015, the maximum outstanding term of derivative instruments that hedge forecasted transactions was forty-five months.

The Company evaluates the hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

income and is included in foreign exchange loss. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings during the three months ended March 31, 2015 and 2014.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

	March 31, 2015	December 31, 2014
Other current assets:
Foreign currency exchange contracts	$2,324	$1,243
Other assets:
Foreign currency exchange contracts	$3,437	$3,193
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$1,320	$2,385
Other non-current liabilities:
Foreign currency exchange contracts	$398	$576

Derivatives not designated as hedging instruments:

	March 31, 2015	December 31, 2014
Other current assets:
Foreign currency exchange contracts	$103	$143
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$29	$—

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended March 31, 2015 and 2014:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014		2015	2014		2015	2014
Foreign exchange contracts	$2,259	$7,010	Foreign exchange loss	$(309)	$(2,254)	Foreign exchange loss	$—	$—

Derivatives not designated as Hedging Instruments	Location of Gain or (Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
	Recognized in Income on Derivatives	2015	2014
Foreign exchange contracts	Foreign exchange loss	$2,096	$2,714

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

8. Fixed Assets

Fixed assets consist of the following:

	March 31, 2015	December 31, 2014
Owned Assets:
Network equipment, computers and software	$88,238	$83,140
Buildings	1,273	1,262
Land	833	826
Leasehold improvements	27,943	26,416
Office furniture and equipment	12,902	12,218
Motor vehicles	535	542
Capital work in progress	2,637	3,029

	134,361	127,433
Less: Accumulated depreciation and amortization	(87,701)	(82,947)

	$46,660	$44,486

Assets under capital leases:
Leasehold improvements	$956	$961
Office furniture and equipment	194	219
Motor vehicles	888	848

	2,038	2,028
Less: Accumulated depreciation and amortization	(1,231)	(1,145)

	$807	$883

Fixed assets, net	$47,467	$45,369

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended March 31, 2015 and 2014 was $4,994 and $4,820, respectively.

Capital work in progress represents advances paid toward acquisitions of fixed assets and the cost of fixed assets not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended March 31, 2015 and 2014, the Company acquired 12,866 and 18,256 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $397 and $459, respectively. The weighted average purchase price of $30.83 and $25.14, respectively, was the average of the high and low price of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

10. Borrowings

On October 24, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement provides for a $50,000 revolving credit facility (the “Credit Facility”), including a letter of credit sub-facility, for a period of five years. The Company had an option to increase the commitments under the Credit Facility by up to an additional $50,000, subject to certain approvals and conditions as set forth in the Credit Agreement. On February 23, 2015, the Company exercised its option to increase credit commitments by another $50,000 upon the same terms and conditions which were available in the Credit Agreement The credit facility has a maturity date of October 24, 2019 and is voluntarily prepayable from time to time without premium or penalty.

Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The Company has borrowed $80,000 under the Credit Facility as on March 31, 2015. For the additional borrowing of $30,000 during the three months ended March 31, 2015, the Company incurred $50 as debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility on a straight line basis.

Borrowings under the Credit Facility bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an interest rate of 1.56% per annum during the three months ended March 31, 2015.

The obligations under the Credit Agreement are secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on indebtedness of the Company.

11. Employee Benefit Plans

The Company’s Gratuity Plans in India and the Philippines provide a lump-sum payment to its vested employees upon retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plans are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plans are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

Net gratuity cost includes the following components:

	Three months ended March 31,
	2015	2014
Service cost	$423	$378
Interest cost	142	139
Expected return on plan assets	(100)	(43)
Actuarial loss	55	37

Net gratuity cost	$520	$511

The Gratuity Plans in India are partially funded and are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company estimated a return of approximately 9% on these Gratuity Plans for the year ended March 31, 2015 and 2014, respectively.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Plan assets at January 1, 2015	$4,752
Actual return	109
Benefits paid	(197)
Effect of exchange rate changes	41

Plan assets at March 31, 2015	$4,705

The Company maintains the Exl Service 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $768 and $503 during the three month periods ended March 31, 2015 and March 31, 2014, respectively.

During the three month periods ended March 31, 2015 and 2014, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria and the Czech Republic:

Three months ended March 31, 2015	$1,465
Three months ended March 31, 2014	$1,398

12. Leases

The Company finances its use of certain leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of March 31, 2015 are as follows:

Year ending March 31,
2016	$825
2017	291
2018	132
2019	52

Total minimum lease payments	1,300
Less: amount representing interest	133

Present value of minimum lease payments	1,167
Less: current portion	743

Long term capital lease obligation	$424

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after March 31, 2015 are set forth below:

Year ending March 31,
2016	$10,768
2017	6,704
2018	4,743
2019	2,889
2020	1,688
2021 and thereafter	334

$27,126

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on such leases on a straight line basis over the non-cancelable lease period determined under ASC Topic 840 Lease Accounting (“ASC No. 840”). Rent expense under both cancelable and non-cancelable operating leases was $4,985 and $4,481 for the three months ended March 31, 2015 and 2014, respectively. Deferred rent as of March 31, 2015 and December 31, 2014 was $6,921 and $6,544, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

13. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company recorded income tax expense of $6,213 and $4,465 for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate increased from 28.6% during the three months ended March 31, 2014 to 39.4% during the three months ended March 31, 2015. The increase in effective tax rate was primarily due to immaterial errors related to prior years (individually as well as when aggregated) which was recorded during the three months ended March 31, 2015, and resulted in an increase in income tax expense of approximately $1,800 (including $1,285 related to the taxability of certain foreign income in those prior years for which the Company recorded a reserve for an unrecognized tax benefit). In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the effects of the errors on its financial statements for those prior years and the expected full year financial results for the year ending December 31, 2015 and concluded that the results of operations for these periods are not materially misstated. In reaching its conclusion, the Company considered qualitative and quantitative factors. The effective tax rate further increased due to the expiration of tax holiday in one of the Company’s operating centres registered with the Philippine Economic Zone Authority (“PEZA”).

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2015 through March 31, 2015:

Balance as of January 1, 2015	$2,761
Increases related to prior year tax positions	1,239
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	15

Balance as of March 31, 2015	$4,015

The unrecognized tax benefits as of March 31, 2015 of $4,015, if recognized, would impact the effective tax rate.

During the three months ended March 31, 2015 and 2014, the Company has recognized interest of $99 and $55 respectively, which are included in the income tax expense in the unaudited consolidated statements of income. As of March 31, 2015 and December 31, 2014, the Company has accrued approximately $1,224 and $1,117, respectively, in interest relating to unrecognized tax benefits.

The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax position.

14. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2015	2014
Cost of revenue	$1,103	$1,013
General and administrative expenses	1,483	1,514
Selling and marketing expenses	1,669	1,649

Total	$4,255	$4,176

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Stock Options

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2014	1,433,179	$16.23	$17,889	4.47
Granted	—	—	—	—
Exercised	(122,202)	15.42
Forfeited	(2,730)	24.77

Outstanding at March 31, 2015	1,308,247	$16.29	$27,361	4.17

Vested and exercisable at March 31, 2015	1,216,856	$15.67	$26,195	4.01

Available for grant at March 31, 2015	621,225

The unrecognized compensation cost for unvested options as of March 31, 2015 is $577 which is expected to be expensed over a weighted average period of 0.8 years. The Company did not grant any options during the three months ended March 31, 2015. The weighted-average fair value of options granted during the three months ended March 31, 2014 $9.77. The total grant date fair value of options vested during the three months ended March 31, 2015 and 2014 was $1,126 and $1,192 respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted-Average Intrinsic Value	Number	Weighted-Average Intrinsic Value
Outstanding at December 31, 2014*	46,950	$29.29	1,189,691	$26.54
Granted	122,131	35.91	448,228	34.98
Vested	—	—	(288,041)	25.01
Forfeited	—	—	(29,133)	26.46

Outstanding at March 31, 2015*	169,081	$34.07	1,320,745	$29.74

*	Excludes 136,016 and 128,000 vested restricted stock units as of March 31, 2015 and December 31, 2014, respectively, for which the underlying common stock is yet to be issued.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

As of March 31, 2015, unrecognized compensation cost of $40,382 is expected to be expensed over a weighted average period of 3.17 years.

Performance Based Stock Awards

Performance restricted stock unit (the “PRSU’s”) activity under the Company’s stock plans is shown below:

	Revenue Based PRSU’s		Market Condition Based PRSU’s
	Number	Weighted Avg Intrinsic Value	Number	Weighted Avg Intrinsic Value
Outstanding at Dec 31, 2014	47,725	$25.63	47,725	$33.60
Granted	62,788	34.75	62,787	54.63
Vested	—	—	—	—
Forfeited	(1,250)	25.63	(1,250)	33.60

Outstanding at March 31, 2015	109,263	$30.87	109,262	$45.68

As of March 31, 2015, unrecognized compensation cost of $7,283 is expected to be expensed over a weighted average period of 2.51 years.

15. Geographical Information

	Three months ended March 31,
	2015	2014
Revenues, net
United States	$111,865	$90,413
United Kingdom	25,835	23,421
Rest of World	5,810	7,963

	$143,510	$121,797

	March 31, 2015	December 31, 2014
Fixed assets, net
India	$26,625	$24,186
United States	9,531	8,293
Philippines	10,824	12,391
Rest of World	487	499

	$47,467	$45,369

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

March 31, 2015

(Unaudited)

(In thousands, except share and per share amounts)

16. Commitments and Contingencies

Fixed Asset Commitments

As of March 31, 2015, the Company had committed to spend approximately $7,937 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

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

The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2011 and its permanent establishment issues ranging from tax years 2003 to 2011 as of March 31, 2015 and December 31, 2014 is $20,208 and $22,866, respectively, of which the Company has already made payments or provided bank guarantees to the extent of $15,425 and $14,666, respectively. Amounts paid as deposits in respect of such assessments aggregating to $13,305 and $12,564 as of March 31, 2015 and December 31, 2014, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,120 and $2,102 as of March 31, 2015 and December 31, 2014, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheet as of March 31, 2015 and consolidated balance sheet as of December 31, 2014.

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

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Some of the statements in the  following discussion are forward looking statements. See “Forward Looking Statements.” Dollar amounts within Item 2 are presented as actual, approximated, dollar amounts.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	our ability to withstand the loss of any significant customer

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.

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

Our global delivery network, comprising highly trained industry and process specialists across the United States, Europe and Asia, is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Romania and the Czech Republic. We also established a new operating center in India during the three months ended March 31, 2015.

Consistent with our growth strategy, on March 20, 2015 we acquired RPM, which, prior to the acquisition focused on the insurance industry, including property & casualty (“P&C”), life and health, and specialized in analyzing large consumer data sets to segment populations, predicting response rates, forecasting customer lifetime value and designing targeted, multi-channel marketing campaigns.

On July 1, 2014 and October 24, 2014, we acquired Blue Slate Solutions, LLC (the “Blue Slate acquisition”) and Overland Holdings, Inc. (the “Overland acquisition”), respectively. The Blue Slate acquisition increases our Business Process Management and Technology Solutions capabilities that specialize in transforming operations through business process automation, use of innovative technologies, data integration and analytics. The Overland acquisition increases our underwriting support services capabilities for our clients in the P&C insurance industry.

Revenue

As part of reimbursing the Travelers Indemnity Company (“Travelers”) for certain of their transition related expenses (the “disentanglement costs”), we recognized $2.5 million of such reimbursements as a reduction of our revenues during the three months ended March 31, 2014. We did not incur any reimbursements of disentanglement costs during the three months ended March 31, 2015 and we do not anticipate incurring any additional reimbursements of disentanglement costs going forward.

For the three months ended March 31, 2015, we had total revenues of $143.5 million compared to total revenues of $121.8 million (net of $2.5 million of reimbursement of disentanglement costs to Travelers) for the three months ended March 31, 2014, an increase of $21.7 million or 17.8%. Revenues from operations management services were $110.7 million for the three months ended March 31, 2015 compared to $100.1 million (net of $2.5 million of reimbursement of disentanglement costs to Travelers) for the three months ended March 31, 2014. Revenues from analytics and business transformation services were $32.8 million for the three months ended March 31, 2015 compared to $21.7 million for the three months ended March 31, 2014.

We serve clients mainly in the U.S. and the U.K., with these two regions generating 78.0 % and 18.0%, respectively, of our total revenues for the three months ended March 31, 2015 and 74.2% and 19.2%, respectively, of our total revenues for the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, total revenues from our top ten clients accounted for 45.9 % and 54.2% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three months ended March, 31, 2015 and 2014. Although we are continually increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

We derived revenues from eleven new clients for our services in the three months ended March 31, 2015, compared to eight new clients for our services in the three months ended March 31, 2014.

Our Business

Our business is divided into two reporting segments: Operations Management and Analytics and Business Transformation. RPM’s results are included in our Analytics and Business Transformation segment. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S. and Europe.

Operations Management: We provide our clients with a range of operations management solutions principally in the insurance, healthcare, utilities, banking and financial services, and travel, transportation and logistics sectors, as well as cross-industry operations management solutions, such as finance and accounting services.

Our Operations Management solutions typically involve the transfer to the Company of select business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage the operations for our client on an ongoing basis. As part of this transfer, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. The operations management solutions we provide to any of our clients (particularly under our general framework agreements), and the revenues and income that we derive from those services, may decline or vary as the type and quantity of services we provide under those contracts change over time, including as a result of a shift in the mix of products and services we provide. For most business process outsourcing engagements we enter into long-term agreements with our clients with typical initial terms ranging from three to eight years. These contracts also usually contain provisions permitting termination of the contract after a notice period set forth in the contract. Although these agreements provide us with a relatively predictable revenue base for a substantial portion of our business, the long selling cycle for our operations management solutions and the budget and approval processes of prospective clients make it difficult to predict the timing of new client acquisitions. Revenues under new client contracts also vary depending on when we complete the selling cycle and the implementation phase.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2014 Annual Report on form 10-K for the year ended December 31, 2014.

Results of Operations

The following table summarizes our results of operations for the three months ended on March 31, 2015 and March 31, 2014:

	Three months ended March 31,
	2015	2014
	(dollars in millions)
Revenues, net	$143.5	$121.8
Cost of revenues (exclusive of depreciation and amortization)	93.1	74.9

Gross profit	50.4	46.9

Operating expenses:
General and administrative expenses	18.6	14.8
Selling and marketing expenses	11.2	10.2
Depreciation and amortization expenses	7.1	6.4

Total operating expenses	36.9	31.4

Income from operations	13.5	15.5
Foreign exchange (loss)/gain	1.1	(0.8)
Other income, net	1.2	1.0

Income before income taxes	15.8	15.7
Income tax expense	6.2	4.5

Net income	$9.6	$11.2

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

	Three months ended March 31,			Percentage
	2015	2014	Change	change
	(dollars in millions)
Operations Management	$110.7	$100.1	$10.6	10.6%
Analytics and Business Transformation	32.8	21.7	11.1	51.3%

Total revenues, net	$143.5	$121.8	$21.7	17.8%

The increase in revenues from operations management services of $10.6 million was primarily due to revenues from the Overland acquisition of $16.9 million and net volume increases from our new and existing clients aggregating $3.1 million. This increase was primarily offset by a decrease in revenues from Travelers of $8.9 million (net of $2.5 million of reimbursement of disentanglement costs) and $0.5 million due to the impact of the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The increase in revenues from analytics and business transformation services of $11.1 million was primarily driven by increased revenues in our analytics services of $6.5 million (including $1.2 million from our RPM acquisition) and business transformation services of $5.3 million (including $2.1 million from our Blue Slate acquisition). The increase is partially offset by $0.7 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Revenues from new clients for business transformation services were $0.7 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively.

Cost of Revenues.

	Three months ended March 31,			Percentage
	2015	2014	Change	change
	(dollars in millions)
Total revenues	$143.5	$121.8	$21.7	17.8%
Cost of revenues	93.1	74.9	18.2	24.3%

Gross Profit	$50.4	$46.9	$3.5	7.5%

As a percentage of revenues	35.1%	38.5%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $15.5 million (including $12.6 million of employee-related costs related to our recent acquisitions). The increase of $2.9 million in employee-related cost is due to annual wage increases and an increase in our average headcount of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $4.1 million (including $2.3 million related to our recent acquisitions) in connection with our new operations centers in India and the Philippines and to support business growth. This increase is partially offset by a decrease in reimbursable expenses of $0.6 million, resulting in a corresponding decrease in revenues, and by $0.8 million due to the net impact of depreciation of the Indian rupee and the U.K pound sterling and appreciation of Philippine peso against the U.S. dollar during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Gross Profit. Gross profit increased by $3.5 million, or 7.5% from $46.9 million for the three months ended March 31, 2014 to $50.4 million for the three months ended March 31, 2015. The increase is primarily due to higher revenues, partially offset by higher cost of revenues and depreciation of the Indian Rupee and the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,			Percentage
	2015	2014	Change	change
	(dollars in millions)
General and administrative expenses	$18.6	$14.8	$3.8	25.8%
Selling and marketing expenses	11.2	10.2	1.0	9.9%

Selling, general and administrative expenses	$29.8	$25.0	$4.8	19.3%

As a percentage of revenues	20.8%	20.6%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $2.8 million (including $2.4 million of employee-related costs related to our recent acquisitions). The increase of $0.4 million in employee-related cost is due to annual wage increments and an increase in our average headcount. We also experienced an increase in our other SG&A expenses of $2.2 million (including $0.8 million related to our recent acquisitions). The increase in other SG&A was primarily due to an increase in legal and professional fees associated with our acquisition, increase in our facilities costs in connection with our new operations centers in India and the Philippines and other marketing related costs. This increase was partially offset by a decrease of $0.2 million due to the net impact of depreciation of the Indian rupee and the U.K. pound sterling and appreciation of Philippine peso against the U.S. dollar during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Depreciation and Amortization.

	Three months ended March 31,			Percentage
	2015	2014	Change	change
	(dollars in millions)
Depreciation expense	$5.0	$4.9	$0.1	2.4%
Intangible amortization expense	2.1	1.5	0.6	26.0%

Depreciation and amortization expense	$7.1	$6.4	$0.7	11.0%

As a percentage of revenues	4.9%	5.2%

Depreciation and amortization expense increased $0.7 million, or 11.0% from $6.4 million for the three months ended March 31, 2014 to $7.1 million for the three months ended March 31, 2015.The increase in depreciation and amortization expense was primarily due to amortization of intangible assets associated with our recent acquisitions.

Income from Operations. Income from operations decreased 13.0% from $15.5 million for the three months ended March 31, 2014 to $13.5 million for the three months ended March 31, 2015. As a percentage of revenues, income from operations decreased from 12.7% for the three months ended March 31, 2014 to 9.4% for the three months ended March 31, 2015, which is primarily due to lower gross margins and higher SG&A expense and depreciation and amortization expenses as a percentage of revenue during the three months ended March 31, 2015 compared to three months ended March 31, 2014.

Foreign exchange gain / (loss)

Net foreign exchange gains and losses are attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended March 31, 2015. The average exchange rate of the Indian rupee against the U.S. dollar increased from 61.46 during the three months ended March 31, 2014 to 62.06 during the three months ended March 31, 2015. We recorded a net foreign exchange gain of $1.1 million for the three months ended March 31, 2015 compared to a net foreign exchange loss of $0.8 million for the three months ended March 31, 2014.

Other Income

	Three months ended March 31,			Percentage
	2015	2014	Change	change
	(dollars in millions)
Interest and dividend income	1.4	0.9	0.6	59.9%
Interest expense	(0.3)	(0.1)	(0.2)	150.4%
Others, net	0.1	0.2	(0.2)	-69.6%

Other income, net	$1.2	$1.0	$0.2	23.0%

Increase in interest and dividend income was primarily due to higher yield on investments during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase in interest and dividend income is partially offset by an increase in interest expense of $0.2 million related to the Revolver Credit Facility and the amortization of related deferred financing cost.

Income tax expense. Income tax expense increased from $4.5 million during the three months ended March 31, 2014 to $6.2 million during the three months ended March 31, 2015. The effective tax rate increased from 28.6% during the three months ended March 31, 2014 to 39.4% during the three months ended March 31, 2015 primarily due to immaterial errors related to prior years (individually as well as when aggregated) which was recorded during the three months ended March 31, 2015, and resulted in an increase in income tax expense of approximately $1.8 million (including $1.3 million related to the taxability of certain foreign income in those prior years for which we recorded a reserve for an unrecognized tax benefit). The effective tax rate further increased due to the expiration of tax holiday in one of our operating centres registered with the Philippine Economic Zone Authority (“PEZA”) (refer to Note 13 to the unaudited consolidated financial statements for further details).

Net Income. Net income decreased from $11.1 million for the three months ended March 31, 2014 to $9.6 million for the three months ended March 31, 2015, primarily due to a decrease in income from operations of $2.0 million and higher income tax expense of $1.7 million, partially offset by an increase in other income and foreign exchange gain of $2.2 million. As a percentage of revenues, net income decreased from 9.2% for the three months ended March 31, 2014 to 6.7% for the three months ended March 31, 2015.

Liquidity and Capital Resources

	Three months ended March 31,
	2015	2014
	(dollars in millions)
Opening cash and cash equivalents	$176.5	$148.1
Net cash provided by operating activities	0.1	5.0
Net cash used for investing activities	(56.2)	(11.7)
Net cash provided by financing activities	31.2	0.9
Effect of exchange rate changes	(0.3)	1.4

Closing cash and cash equivalents	$151.3	$143.7

As of March 31, 2015, we had $165.6 million in cash and cash equivalents and short-term investments (including $104.9 million held by our foreign subsidiaries). We do not intend to repatriate our overseas funds since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we need to continuously and permanently reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.

Operating Activities: Cash flows provided by operating activities decreased from $5.0 million for the three months ended March 31, 2014 to $0.1 million for the three months ended March 31, 2015. Generally, factors that affect our earnings – including pricing, volume of services, costs and productivity – affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

The decrease in cash flows provided by operations for the three months ended March 31, 2015 was predominantly due to an increase in working capital of $23.8 million during the three months ended March 31, 2015 compared to an increase of $20.5 million during the three months ended March 31, 2014 and a decrease in net income adjusted for non-cash expenses of $1.5 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Investing Activities: Cash flows used for investing activities increased from $11.7 million for the three months ended March 31, 2014 to $56.2 million for the three months ended March 31, 2015. The increase was primarily due to cash paid for the RPM acquisition (net of cash acquired) of $44.5 million, net increase in short term investments of $1.9 million, partially offset by decrease in capital expenditure of $1.8 million related to networking equipment, computers, software and our new operations centers in India and Philippines during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Financing Activities: Cash flows provided by financing activities increased from $0.9 million for the three months ended March 31, 2014 to $31.2 million for the three months ended March 31, 2015. The increase was primarily due to $30.0 million of borrowings under the Credit Agreement (as described below in “– Financing Arrangements”) during the three months ended March 31, 2015.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $8.8 million of capital expenditures in the three months ended March 31, 2015. We expect to incur capital expenditures of between $10 million to $15 million in the remainder of 2015, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (refer to Note 16 to our unaudited consolidated financial statements for further details).

We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Financing Arrangements (Debt Facility)

We and certain of our subsidiaries entered into a credit agreement with the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent, that became effective as of October 27, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $50 million revolving credit facility and an option to increase the commitments under the Credit Agreement by an additional $50 million, subject to certain approvals and conditions as set forth in the Credit Agreement. We exercised the option under the Credit Agreement on February 23, 2014 and increased our credit facility to $100 million. As on March 31, 2015, we had a total debt of $80 million under the Credit Agreement. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of the Company and its subsidiaries and for acquisitions.

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

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2015:

		Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
			(dollars in millions)
Capital leases	$0.8	$0.4	$0.1	$—	$1.3
Operating leases	10.8	11.4	4.6	0.3	27.1
Purchase obligations	7.9	—	—	—	7.9
Fair value of earn-out consideration	1.6	1.2	—	—	2.8
Other obligations(a)	2.1	3.5	2.8	3.6	12.0
Borrowings
Principal payments	5.0	—	75.0	—	80.0
Interest Payments(b)	1.2	2.3	1.9	—	5.4

Total contractual cash obligations(c)	$29.4	$18.8	$84.4	$3.9	$136.5

(a)	Represents estimated payments under the Gratuity Plan.
(b)	Interest on borrowings is calculated based on the effective interest rate during the three months ended March 31, 2015.
(c)	Excludes $4.0 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

Our operations centers in the Philippines are registered with the PEZA. The registration provides us with certain fiscal incentives on the import of capital goods and requires that Exl Philippines meet certain performance and investment criteria. We believe that these centers have in the past satisfied and will continue to satisfy the required criteria.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 – “Recent Accounting Pronouncements” under Item 1 –“Financial Statements” to our unaudited consolidated financial statements included in this Quarterly report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2015, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2015. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the quarter ended March 31, 2015, our management excluded an evaluation of the disclosure controls and procedures of RPM which we acquired on March 20, 2015, Overland which we acquired on October 24, 2014 and Blue Slate which we acquired on July 1, 2014. See Note 5 to our consolidated financial statements for details of our acquisitions.

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

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2015, purchases of common stock were as follows:

Period	Total Number of Shares Purchased from employees in connection with withholding tax payments	Average Price Paid per share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	—	$—	—	—
February 1, 2015 through February 28, 2015	12,866	$30.83	—	—
March 1, 2015 through March 31, 2015	—	$—	—	—

Total	12,866	$30.83	—	—

(a)	Average of high and low price of common stock on the trading day prior to the vesting date of the shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

2.1*	Securities Purchase Agreement dated February 23, 2015 by and among ExlService Holdings, Inc., ExlService.com LLC, RPM Direct LLC, RPM Data Solutions, LLC and the security holders named therein.

10.1	Letter Agreement, dated March 14, 2014, between ExlService Holdings, Inc. and Nancy Saltzman.

10.2	First Amendment to Credit Agreement and Incremental Facility Agreement, dated as of February 23, 2015, by and among ExlService Holdings, Inc., each of its subsidiaries party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 27, 2015).

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted schedules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: May 1, 2015	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)