Form 10-Q
period 2015-06-30
ExlService Holdings, Inc.
filed 2015-07-30
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of July 27, 2015, there were 33,154,662 shares of the registrant’s common stock outstanding (including 159,090 restricted stock), par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,651	$176,499
Short-term investments	77,880	11,577
Restricted cash	2,466	1,395
Accounts receivable, net	94,216	80,244
Prepaid expenses	7,738	5,783
Deferred tax assets, net	4,649	4,455
Advance income tax, net	6,321	9,905
Other current assets	13,687	12,533

Total current assets	301,608	302,391

Fixed assets, net	48,152	45,369
Restricted cash	3,342	3,258
Deferred tax assets, net	8,039	11,985
Intangible assets, net	58,960	46,979
Goodwill	170,129	139,599
Other assets	23,488	23,975

Total assets	$613,718	$573,556

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,832	$4,663
Short-term borrowings	10,000	—
Deferred revenue	11,994	7,690
Accrued employee cost	28,834	37,606
Accrued expenses and other current liabilities	37,571	40,206
Current portion of capital lease obligations	661	803

Total current liabilities	94,892	90,968

Long term borrowings	60,000	50,000
Capital lease obligations, less current portion	323	560
Non-current liabilities	14,041	12,870

Total liabilities	169,256	154,398

Commitments and contingencies (See Note 16)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 34,658,876 shares issued and 33,213,549 shares outstanding as of June 30, 2015 and 34,203,352 shares issued and 32,905,467 shares outstanding as of December 31, 2014	35	34
Additional paid-in-capital	243,348	233,173
Retained earnings	291,065	269,424
Accumulated other comprehensive loss	(56,917)	(55,509)

Total stockholders’ equity including shares held in treasury	477,531	447,122

Less: 1,445,327 shares as of June 30, 2015 and 1,297,885 shares as of December 31, 2014, held in treasury, at cost	(33,069)	(27,964)

Total stockholders’ equity	444,462	419,158

Total liabilities and stockholders’ equity	$613,718	$573,556

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues, net	$155,621	$119,738	$299,131	$241,535
Cost of revenues (exclusive of depreciation and amortization)	100,478	81,259	193,603	156,181

Gross profit	55,143	38,479	105,528	85,354

Operating expenses:
General and administrative expenses	19,990	16,240	38,611	31,040
Selling and marketing expenses	11,844	9,463	23,087	19,695
Depreciation and amortization	8,061	6,679	15,114	13,035

Total operating expenses	39,895	32,382	76,812	63,770

Income from operations	15,248	6,097	28,716	21,584
Other income/(expense):
Foreign exchange gain / (loss)	1,022	(137)	2,156	(970)
Interest and other income, net	1,335	858	2,513	1,817

Income before income taxes	17,605	6,818	33,385	22,431
Income tax expense / (benefit)	5,531	(944)	11,744	3,521

Net income	$12,074	$7,762	$21,641	$18,910

Earnings per share:
Basic	$0.36	$0.24	$0.65	$0.58
Diluted	$0.35	$0.23	$0.63	$0.56
Weighted-average number of shares used in computing earnings per share:
Basic	33,417,079	32,812,155	33,327,169	32,668,620
Diluted	34,207,973	33,673,669	34,130,472	33,551,904

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$12,074	$7,762	$21,641	$18,910
Other comprehensive (loss)/income:
Unrealized (loss) / gain on effective cash flow hedges, net of taxes ($358), $578, $95 and $2,186, respectively	(1,116)	1,964	690	7,366
Foreign currency translation adjustment	(3,136)	43	(2,834)	4,871
Retirement benefits, net of taxes $4, $2, $10 and $0 respectively	178	(19)	329	(59)
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes $92, $485, $218 and $980(1), respectively	132	1,720	315	3,478
Retirement benefits, net of taxes $13, $7, $16 and $15, respectively(2)	40	26	92	55

Total other comprehensive (loss) / income	(3,902)	3,734	(1,408)	15,711

Total comprehensive Income	$8,172	$11,496	$20,233	$34,621

(1)	These are reclassified to net income and are included in the foreign exchange loss in the unaudited consolidated statements of income. See Note 7 to the unaudited consolidated financial statements.
(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 11 to the unaudited consolidated financial statements.

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$21,641	$18,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,114	13,035
Stock-based compensation expense	7,809	6,142
Unrealized foreign exchange (gain) / loss	(1,386)	2,206
Unrealized gain on short term investments	(760)	—
Deferred income taxes	3,272	2,709
Others, net	(209)	(8)
Change in operating assets and liabilities:
Restricted cash	(1,197)	(291)
Accounts receivable	(10,013)	2,472
Prepaid expenses and other current assets	(1,143)	(2,008)
Accounts payable	(464)	419
Deferred revenue	2,516	1,035
Accrued employee cost	(8,175)	(4,940)
Accrued expenses and other liabilities	(3,058)	(3,959)
Advance income tax, net	3,625	(6,263)
Other assets	(405)	(1,706)

Net cash provided by operating activities	27,167	27,753

Cash flows from investing activities:
Purchase of fixed assets	(14,380)	(16,637)
Business acquisition (net of cash acquired)	(44,270)	—
Purchase of short-term investments	(71,863)	(1,408)
Proceeds from redemption of short-term investments	6,001	—

Net cash used for investing activities	(124,512)	(18,045)

Cash flows from financing activities:
Principal payments on capital lease obligations	(358)	(564)
Proceeds from borrowings	30,000	—
Repayments of borrowings	(10,000)	—
Payment of debt issuance costs	(74)	—
Acquisition of treasury stock	(5,105)	(459)
Proceeds from exercise of stock options	2,366	2,813

Net cash provided by financing activities	16,829	1,790

Effect of exchange rate changes on cash and cash equivalents	(1,332)	1,374

Net (decrease) / increase in cash and cash equivalents	(81,848)	12,872
Cash and cash equivalents, beginning of period	176,499	148,065

Cash and cash equivalents, end of period	$94,651	$160,937

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual lives of certain fixed assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective January 1, 2015, the Company changed its estimates of the useful lives of its certain fixed assets to better reflect the estimated periods during which these assets will remain in service. The effect of change in estimated useful life of assets reduced depreciation expense by $468 and $935, increased net income by $281 and $561 and increased basic and diluted earnings per share by $0.01 and $0.02, respectively during the three months and six months ended June 30, 2015.

Revenue Recognition

As part of reimbursing the Travelers Indemnity Company (“Travelers”) for certain of their transition related expenses (the “disentanglement costs”), the Company recognized $5,718 and $8,189 of such reimbursements as a reduction of our revenues during the three months and six months ended June 30, 2014 respectively, in accordance with Accounting Standards Codification topic 605-50-45, “Revenue Recognition.” The Company did not incur any reimbursements of disentanglement costs during the three months and six months ended June 30, 2015 and also does not anticipate incurring any additional reimbursements of disentanglement costs related to Travelers going forward.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Revenue from analytical services including modeling, targeting and designing of campaigns and mail marketing including email marketing and other digital solutions is typically recognized on delivery of such campaigns. In respect of arrangements involving sub-contracting of part or whole of the assigned work, the Company evaluates revenue to be recognized under ASC 605-45 “Revenue recognition – Principal agent considerations”.

Investments

The Company’s investments consist primarily of time deposits and mutual funds and are in accordance with the Company’s risk management policies. Time deposits with financial institutions are valued at cost and approximate fair value. Interest earned on such investments is included in interest and other income. Investments with original maturities greater than ninety days but less than twelve months are classified as short-term investments. Investments with maturities greater than twelve months from the balance sheet date are classified as long-term investments.

The mutual fund investments are in debt and money market funds which invest in instruments of various maturities in India. The Company accounts for these investments in accordance with the fair value option under ASC topic 825-10 (“ASC No. 825-10”) and change in fair value is included in interest and other income. The fair value represents original cost (on the acquisition date) and the net asset value (“NAV”) as quoted, at each reporting period. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold or disposed and is included in interest and other income.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2015	2014
Accrued expenses	$27,095	$24,451
Derivative instruments	1,281	2,385
Client liability account	2,983	9,241
Other current liabilities	6,212	4,129

Accrued expenses and other current liabilities	$37,571	$40,206

Non-current liabilities

Non-current liabilities consist of the following:

	June 30,	December 31,
	2015	2014
Derivative instruments	$784	$576
Unrecognized tax benefits	4,241	2,878
Deferred rent	6,268	5,977
Retirement benefits	1,531	1,544
Other non-current liabilities	1,217	1,895

Non-current liabilities	$14,041	$12,870

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Interest and other income

Other income (expense), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest and dividend income*	$1,510	$912	$2,912	$1,789
Interest expense	(360)	(75)	(643)	(188)
Others, net	185	21	244	216

Other income, net	$1,335	$858	$2,513	$1,817

*	Includes unrealized gain of $718 and $760 and realized gain of $15 and $0, respectively for the three months and six months ending June 30, 2015 on investments carried under fair value option. There were no such unrealized / realized gain/(loss) for the three months and six months ended June 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). Earlier the new standard was effective for reporting periods beginning after December 15, 2016. However, in April 2015, FASB deferred the effective date of the new standard. With this deferral, the new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions of the Company. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2018 using either one of two methods: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In April 2015, FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The amendments add guidance to Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments will be effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the method of adoption and impact this standard will have on its consolidated financial statements and related disclosures.

In April 2015, FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in that update. The standard will be effective for the Company beginning in the first quarter of fiscal year 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

In May 2015, FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115” (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerators:
Net income	$12,074	$7,762	$21,641	$18,910

Denominators:
Basic weighted average common shares outstanding	33,417,079	32,812,155	33,327,169	32,668,620
Dilutive effect of share based awards	790,894	861,514	803,303	883,284

Diluted weighted average common shares outstanding	34,207,973	33,673,669	34,130,472	33,551,904

Earnings per share:
Basic	$0.36	$0.24	$0.65	$0.58
Diluted	$0.35	$0.23	$0.63	$0.56
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	62,084	179,450	116,922	192,669

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the three months ended June 30, 2015 and 2014 for the Company’s Operations Management and Analytics and Business Transformation segments, respectively, are as follows:

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Operations Management	Analytics and Business Transformation	Total	Operations Management	Analytics and Business Transformation	Total
Revenues, net	$112,606	$43,015	$155,621	$94,314	$25,424	$119,738
Cost of revenues (exclusive of depreciation and amortization)	71,535	28,943	100,478	62,494	18,765	81,259

Gross profit	$41,071	$14,072	$55,143	$31,820	$6,659	$38,479

Operating expenses			39,895			32,382
Other income			2,357			721
Income tax expense / (benefit)			5,531			(944)

Net income			$12,074			$7,762

Revenues and cost of revenues for each of the six months ended June 30, 2015 and 2014 for the Company’s Operations Management and Analytics and Business Transformation segments, respectively, are as follows:

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Operations Management	Analytics and Business Transformation	Total	Operations Management	Analytics and Business Transformation	Total
Revenues, net	$223,267	$75,864	$299,131	$194,405	$47,130	$241,535
Cost of revenues (exclusive of depreciation and amortization)	142,001	51,602	193,603	121,393	34,788	156,181

Gross profit	$81,266	$24,262	$105,528	$73,012	$12,342	$85,354

Operating expenses			76,812			63,770
Other income			4,669			847
Income tax expense			11,744			3,521

Net income			$21,641			$18,910

5. Business Combinations, Goodwill and Intangible Assets

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

The initial purchase consideration consisted of $46,925 in cash including working capital adjustments of $75, contingent cash consideration of up to $23,000, as described below, and 122,131 restricted shares of common stock of the Company. There are no adjustments to the purchase price related to the financial performance of the Target Companies for 2014.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

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

The Company made a preliminary allocation of the purchase price to the net tangible and intangible assets based on their fair values as mentioned below:

Amount
(In thousands)
Net tangible assets	$2,133
Identifiable intangible assets:
Customer Relationship	13,260
Trade Names	1,520
Developed Technology	1,400
Non-Compete Agreements	680
Goodwill	30,776

Total purchase price*	$49,769

*	Includes amount of $4,125 deposited in escrow accounts in connection with the acquisition.

The customer relationships from the RPM acquisition are being amortized over the weighted average useful life of 5.7 years. Similarly, trade-names are being amortized over a useful life of 3 years and developed technology and non-compete agreements are being amortized over a useful life of 5 years each.

Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of the acquisition. The Company’s purchase accounting as of June 30, 2015 was incomplete and the Company expects to complete its valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date during the third quarter. Accordingly, the Company may adjust the amounts recorded as of June 30, 2015 to reflect the final valuations of the assets acquired or liabilities assumed.

During the six months ended June 30, 2015 the Company recognized $303 of acquisition related costs. Such amounts are included in general and administrative expenses in the consolidated statements of income. The Company’s results of operations for the three and six months ended June 30, 2015 includes revenues of $10,319 and $11,511, respectively for RPM since March 20, 2015, the date on which the acquisition was consummated. It is not practicable to disclose the net earnings since management does not allocate or evaluate operating expenses and income taxes to its domestic entities.

The amount of goodwill recognized from the RPM acquisition is deductible for tax purposes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Goodwill

The following table sets forth details of the Company’s goodwill balance as of June 30, 2015:

	Operations Management	Analytics and Business Transformation	Total
Balance at January 1, 2014	$90,622	$16,785	$107,407
Goodwill arising from Blue Slate acquisition	—	4,554	4,554
Goodwill arising from Overland acquisition	28,667	—	28,667
Currency translation adjustments	(529)	—	(529)
Allocation on sale of a business unit (1)	(500)	—	(500)

Balance at December 31, 2014	$118,260	$21,339	$139,599
Goodwill arising from RPM acquisition	—	30,776	30,776
Currency translation adjustments	(246)	—	(246)

Balance at June 30, 2015	$118,014	$52,115	$170,129

(1)	Relates to the sale of a business unit (acquired with the Business Process Outsourcing Inc. acquisition) during the year ended December 31, 2014. The net loss recognized from the sale of this business unit was $149 and was included under “other income/ (expense)” in the consolidated statements of income included in the company’s annual report on Form 10-K for the year ended December 31, 2014.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,850	$(20,272)	$44,578
Leasehold benefits	2,899	(2,089)	810
Developed technology	12,214	(3,354)	8,860
Non-compete agreements	2,045	(1,371)	674
Trade names and trademarks	6,510	(2,472)	4,038

	$88,518	$(29,558)	$58,960

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$51,598	$(16,836)	$34,762
Leasehold benefits	2,927	(2,004)	923
Developed technology	10,814	(2,402)	8,412
Non-compete agreements	1,365	(1,323)	42
Trade names and trademarks	4,990	(2,150)	2,840

	$71,694	$(24,715)	$46,979

Amortization expense for the three months ended June 30, 2015 and 2014 was $2,808 and $1,489, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $4,867 and $3,025, respectively. The weighted average life of intangible assets was 8.8 years for customer relationships, 8.0 years for leasehold benefits, 6.5 years for developed technology, 4.5 years for non-compete agreements and 5.9 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of June 30, 2015 and December 31, 2014.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Estimated amortization of intangible assets during the year ending June 30,
2016	$11,159
2017	$11,152
2018	$10,832
2019	$10,404
2020	$6,288
2021 and thereafter	$8,225

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$107,260	$—	$—	$107,260
Derivative financial instruments	—	4,974	—	4,974

Total	$107,260	$4,974	$—	$112,234

Liabilities
Derivative financial instruments	$—	$2,065	$—	$2,065
Fair value of earn-out consideration	—	—	2,844	2,844

Total	$—	$2,065	$2,844	$4,909

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$127,347	$—	$—	$127,347
Derivative financial instruments	—	4,579	—	4,579

Total	$127,347	$4,579	$—	$131,926

Liabilities
Derivative financial instruments	$—	$2,961	$—	$2,961

Total	$—	$2,961	$—	$2,961

*	Includes investments carried on fair value option under ASC 825 of $66,226, and are included under “short-term investments” in the consolidated balance sheet as of June 30, 2015.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

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

The Company had outstanding foreign exchange contracts totaling $295,684 and GBP 14,883 as of June 30, 2015 and totaling $276,018 and GBP 10,889 as of December 31, 2014. The Company estimates that approximately $1,100 of net derivative gains included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2015. As of June 30, 2015, the maximum outstanding term of derivative instruments that hedge forecasted transactions was forty-five months.

The Company evaluates the hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange loss. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings during the three and six months ended June 30, 2015 and 2014.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments

	June 30, 2015	December 31, 2014
Other current assets:
Foreign currency exchange contracts	$2,372	$1,243
Other assets:
Foreign currency exchange contracts	$2,478	$3,193
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$1,272	$2,385
Other non current liabilities:
Foreign currency exchange contracts	$784	$576

Derivatives not designated as hedging instruments:

	June 30, 2015	December 31, 2014
Other current assets:
Foreign currency exchange contracts	$124	$143
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$9	$—

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended June 30, 2015 and 2014:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014		2015	2014		2015	2014
Foreign exchange contracts	$(1,474)	$2,542	Foreign exchange loss	$(224)	$(2,205)	Foreign exchange loss	$—	$—

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as Hedging Instruments	Location of Gain/(Loss)
	Recognized in Income on Derivatives	2015	2014
Foreign exchange contracts	Foreign exchange loss	$(1,297)	$732

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the six months ended June 30, 2015 and 2014:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014		2015	2014		2015	2014
Foreign exchange contracts	$785	$9,552	Foreign exchange loss	$(533)	$(4,458)	Foreign exchange loss	$—	$—

		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives not designated as Hedging Instruments	Location of Gain or (Loss)
	Recognized in Income on Derivatives	2015	2014
Foreign exchange contracts	Foreign exchange loss	$799	$3,451

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

8. Fixed Assets

Fixed assets consist of the following:

	June 30, 2015	December 31, 2014
Owned Assets:
Network equipment, computers and software	$88,926	$83,140
Buildings	1,250	1,262
Land	818	826
Leasehold improvements	26,256	26,416
Office furniture and equipment	12,487	12,218
Motor vehicles	607	542
Capital work in progress	5,685	3,029

	136,029	127,433
Less: Accumulated depreciation and amortization	(88,558)	(82,947)

	$47,471	$44,486

Assets under capital leases:
Leasehold improvements	$953	$961
Office furniture and equipment	205	219
Motor vehicles	778	848

	1,936	2,028
Less: Accumulated depreciation and amortization	(1,255)	(1,145)

	$681	$883

Fixed assets, net	$48,152	$45,369

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended June 30, 2015 and 2014 was $5,253 and $5,190, respectively, and $10,247 and $10,010 for the six months ended June 30, 2015 and 2014, respectively.

Capital work in progress represents advances paid towards acquisition of fixed assets, the cost of fixed assets and internally generated software costs not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended June 30, 2015, the Company acquired 707 shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $24. The weighted average purchase price of $33.68 was the average of the high and low price of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock. The shares acquired are held as treasury stock.

During the three months ended June 30, 2014, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock.

During the six months ended June 30, 2015 and June 30, 2014, the Company acquired 13,573 and 18,256 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $421 and $459. The weighted average purchase price of $30.99 and $25.14, respectively, was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

On December 30, 2014, the Company’s Board of Directors authorized up to an annual $20 million common stock repurchase program (the “2014 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 to 2017. During the three months ended June 30, 2015, the Company purchased 133,869 shares of its common stock for an aggregate purchase price of approximately $4,685 including commissions, representing an average purchase price per share of $35.00 under the 2014 Repurchase program.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

10. Borrowings

On October 24, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement provides for a $50,000 revolving credit facility (the “Credit Facility”), including a letter of credit sub-facility, for a period of five years. The Company had an option to increase the commitments under the Credit Facility by up to an additional $50,000, subject to certain approvals and conditions as set forth in the Credit Agreement. On February 23, 2015, the Company exercised its option to increase credit commitments by another $50,000 upon the same terms and conditions which were available in the Credit Agreement. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty. The Credit Facility carried an effective interest rate of 1.56% per annum during the three and six months ended June 30, 2015.

Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The Company has an outstanding debt of $70,000 ($10,000, expected to be repaid within next twelve months included under “short-term borrowings” in the consolidated balance sheet) and $50,000 under the Credit Facility as of June 30, 2015 and December 31, 2014, respectively. The Company borrowed an additional $30,000 during the six months ended June 30, 2015 and repaid $10,000 during the three months ended June 30, 2015. In connection with the financing, the Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility. The unamortized debt issuance costs of $417 and $460 as of June 30, 2015 and December 31, 2014, respectively are included in the “other assets” in the consolidated balance sheet.

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

Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$415	$350	$838	$728
Interest cost	140	121	282	260
Expected return on plan assets	(97)	(44)	(197)	(87)
Actuarial loss	53	33	108	70

Net gratuity cost	$511	$460	$1,031	$971

The Gratuity Plans in India are partially funded and are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 9% on these Gratuity Plans for the year ended March 31, 2015.

Change in Plan Assets
Plan assets at January 1, 2015	$4,752
Actual return	215
Benefits Paid	(364)
Effect of exchange rate changes	(44)

Plan assets at June 30, 2015	$4,559

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

The Company maintains the Exl Service 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $383 and $342 during the three month periods ended June 30, 2015 and 2014, respectively, and $1,151 and $845 during the six month periods ended June 30, 2015 and 2014, respectively.

During the three and six month periods ended June 30, 2015 and 2014, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria and the Czech Republic:

Three months ended June 30, 2015	$1,465
Three months ended June 30, 2014	$1,463
Six months ended June 30, 2015	$2,930
Six months ended June 30, 2014	$2,861

12. Leases

The Company finances its use of certain leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of June 30, 2015 are as follows:

Year ending June 30,
2016	$731
2017	246
2018	85
2019	27

Total minimum lease payments	1,089
Less: amount representing interest	105

Present value of minimum lease payments	984
Less: current portion	661

Long term capital lease obligation	$323

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after June 30, 2015 are set forth below:

Year ending June 30,
2016	$9,620
2017	5,145
2018	3,452
2019	2,470
2020	1,298
2021 and thereafter	310

$22,295

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on such leases on a straight line basis over the non-cancelable lease period determined under ASC Topic 840 Lease Accounting (“ASC No. 840”). Rent expense under both cancelable and non-cancelable operating leases was $5,110 and $4,775 for the three months ended June 30, 2015 and 2014, respectively, and $10,095 and $9,256 for the six months ended June 30, 2015 and 2014, respectively. Deferred rent as of June 30, 2015 and December 31, 2014 was $6,855 and $6,544, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

13. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company recorded income tax expense of $5,531 and a benefit of $944 for the three months ended June 30, 2015 and 2014, respectively. Income tax expense for the six months ended June 30, 2015 and 2014 was $11,744 and $3,521, respectively. The effective tax rate increased from a negative 13.8% during the three months ended June 30, 2014 to 31.4% during the three months ended June 30, 2015. The increase in effective tax rate is primarily due to reversal of an unrecognized tax benefit of $2,173 and lower income in the U.S. due to reimbursement of disentanglement costs to Travelers during the three months ended June 30, 2014.

The effective rate of taxes increased from 15.7% during the six months ended June 30, 2014 to 35.2% during the six months ended June 30, 2015. The increase in effective tax rate was primarily due to immaterial errors related to prior years (individually as well as when aggregated) which was recorded during the six months ended June 30, 2015, and resulted in an increase in income tax expense of approximately $1,800 (including $1,285 related to the taxability of certain foreign income in those prior years for which the Company recorded a reserve for an unrecognized tax benefit). The effective tax rate further increased during the six months ended June 30, 2015 due to reversal of an unrecognized tax benefit of $2,173 during the six months ended June 30, 2014, lower income in the U.S. due to reimbursement of disentanglement costs to Travelers and the expiration of a tax holiday in the Company’s operating centers in the Philippines and India.

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

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2015 through June 30, 2015:

Balance as of January 1, 2015	$2,761
Increases related to prior year tax positions	1,239
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	(17)

Balance as of June 30, 2015	$3,983

The unrecognized tax benefits as of June 30, 2015 of $3,983, if recognized, would impact the effective tax rate.

During the three months ended June 30, 2015 and 2014, the Company has recognized interest of $52 and $55 respectively, which are included in the income tax expense in the unaudited consolidated statements of income. As of June 30, 2015 and December 31, 2014, the Company has accrued approximately $1,258 and $1,117, respectively in interest relating to unrecognized tax benefits.

The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax position.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

14. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of revenue	$551	$447	$1,654	$1,460
General and administrative expenses	1,386	787	2,869	2,301
Selling and marketing expenses	1,616	733	3,286	2,381

Total	$3,553	$1,967	$7,809	$6,142

On June 19, 2015, at the Company’s 2015 Annual Meeting of Stockholders (the “Annual Meeting”), the stockholders of ExlService Holdings, Inc. (the “Company”) approved the 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (the “2015 Plan”), which amended and restated the 2006 Omnibus Award Plan to, among other things, increase the total number of shares reserved for grants of awards under the 2015 Plan by 1,700,000 shares. As of June 30, 2015, the Company had 2,409,450 shares available for grant under the 2015 Plan.

Stock Options

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2014	1,433,179	$16.23	$17,889	4.47
Granted	—	—	—	—
Exercised	(151,684)	15.60
Forfeited/Expired	(6,058)	24.77

Outstanding at June 30, 2015	1,275,437	$16.26	$23,363	3.96

Vested and exercisable at June 30, 2015	1,193,574	$15.68	$22,561	3.78

The unrecognized compensation cost for unvested options as of June 30, 2015 is $417 which is expected to be expensed over a weighted average period of 0.6 years. The weighted-average fair value of options granted during the six months ended June 30, 2015 and 2014 was $0 and $9.77, respectively. The total grant date fair value of options vested during the three months ended June 30, 2015 and 2014 was $44 and $33 respectively. The total grant date fair value of options vested during the six months ended June 30, 2015 and 2014 was $1,170 and $1,224 respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units*
	Number	Weighted-Average Intrinsic Value	Number	Weighted-Average Intrinsic Value
Outstanding at December 31, 2014	46,950	$29.29	1,189,691	$26.54
Granted	122,131	35.91	469,160	34.99
Vested	(4,695)	29.29	(311,161)	25.04
Forfeited	(5,296)	29.29	(61,781)	27.19

Outstanding at June 30, 2015	159,090	$34.37	1,285,909	$29.95

*	Excludes 140,016 and 128,000 vested restricted stock units as of June 30, 2015 and December 31, 2014, respectively for which the underlying common stock is yet to be issued.

As of June 30, 2015, unrecognized compensation cost of $37,530 is expected to be expensed over a weighted average period of 2.94 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Performance Based Stock Awards

Performance restricted stock unit (the “PRSU’s”) activity under the Company’s stock plans is shown below:

	Revenue Based PRSU’s		Market Condition Based PRSU’s
	Number	Weighted Avg Intrinsic Value	Number	Weighted Avg Intrinsic Value
Outstanding at Dec 31, 2014	47,725	$25.63	47,725	$33.60
Granted	62,788	34.75	162,787	39.94
Vested	—	—	—	—
Forfeited	(3,300)	28.53	(3,300)	40.29

Outstanding at June 30, 2015	107,213	$30.88	207,212	$38.47

As of June 30, 2015, unrecognized compensation cost of $9,413 is expected to be expensed over a weighted average period of 2.34 years.

15. Geographical Information

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues, net
United States	$122,840	$87,888	$234,705	$178,301
United Kingdom	27,453	24,734	53,288	48,155
Rest of World	5,328	7,116	11,138	15,079

	$155,621	$119,738	$299,131	$241,535

	June 30, 2015	December 31, 2014
Fixed assets, net
India	$26,028	$24,186
United States	9,296	8,293
Philippines	12,319	12,391
Rest of World	509	499

	$48,152	$45,369

16. Commitments and Contingencies

Fixed Asset Commitments

As of June 30, 2015, the Company had committed to spend approximately $2,709 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

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

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

June 30, 2015

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

The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2011 and its permanent establishment issues ranging from tax years 2003 to 2011 as of June 30, 2015 and December 31, 2014 is $19,847 and $22,866, respectively, of which the Company has already made payments or provided bank guarantees to the extent of $15,149 and $14,666, respectively. Amounts paid as deposits in respect of such assessments aggregating to $13,067 and $12,564 as of June 30, 2015 and December 31, 2014, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,082 and $2,102 as of June 30, 2015 and December 31, 2014, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheet as of June 30, 2015 and consolidated balance sheet as of December 31, 2014.

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

Our global delivery network, comprising highly trained industry and process specialists across the United States, Europe and Asia, is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Romania and the Czech Republic. We also established a new delivery center in South Africa during the three months ended June 30, 2015.

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

Revenue

As part of reimbursing the Travelers Indemnity Company (“Travelers”) for certain of their transition related expenses (the “disentanglement costs”), we recognized $5.7 million and $8.2 million of such reimbursements as a reduction of our revenues during the three months and six months ended June 30, 2014, respectively. We did not incur any reimbursements of disentanglement costs during the three months and six months ended June 30, 2015 and we do not anticipate incurring any additional reimbursements of disentanglement costs related to Travelers going forward.

For the three months ended June 30, 2015, we had total revenues of $155.6 million compared to total revenues of $119.7 million (net of $5.7 million of reimbursement of disentanglement costs to Travelers) for the three months ended June 30, 2014, an increase of $35.9 million or 30.0%. Revenues from operations management services were $112.6 million for the three months ended June 30, 2015 compared to $94.3 million (net of $5.7 million of reimbursement of disentanglement costs to Travelers) for the three months ended June 30, 2014. Revenues from analytics and business transformation services were $43.0 million for the three months ended June 30, 2015 compared to $25.4 million for the three months ended June 30, 2014.

For the six months ended June 30, 2015, we had total revenues of $299.1 million compared to total revenues of $241.5 million (net of $8.2 million of reimbursement of disentanglement costs to Travelers) for the six months ended June 30, 2014, an increase of $57.6 million or 23.8%. Revenues from operations management services were $223.3 million for the six months ended June 30, 2015 compared to $194.4 million (net of $8.2 million of reimbursement of disentanglement costs to Travelers) for the six months ended June 30, 2014. Revenues from analytics and business transformation services were $75.9 million for the six months ended June 30, 2015 compared to $47.1 million for the six months ended June 30, 2014.

We serve clients mainly in the U.S. and the U.K., with these two regions generating 78.9% and 17.6%, respectively, of our total revenues for the three months ended June 30, 2015 and 73.4% and 20.7%, respectively, of our total revenues for the three months ended June 30, 2014. For the six months ended June 30, 2015, these two regions generated 78.5% and 17.8%, respectively, of our total revenues and 73.8% and 19.9%, respectively, of our total revenues for the six months ended June 30, 2014.

For the three months ended June 30, 2015 and 2014, total revenues from our top ten clients accounted for 43.9% and 52.5% of our total revenues, respectively. For the six months ended June 30, 2015 and 2014, total revenues from our top ten clients accounted for 44.4% and 53.4% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three and six months ended June, 30, 2015 and 2014. Although we are continually increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

We derived revenues from four and fifteen new clients for our services in the three and six months ended June 30, 2015, respectively, compared to eight and sixteen new clients in the three and six months ended June 30, 2014, respectively. Another three clients acquired during the three months ended June 30, 2015 did not generate revenues, but are expected to generate revenues beginning next quarter.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended on June 30, 2015 and June 30, 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Revenues, net	$155.6	$119.7	$299.1	$241.5
Cost of revenues (exclusive of depreciation and amortization)	100.5	81.2	193.6	156.2

Gross profit	55.1	38.5	105.5	85.3

Operating expenses:
General and administrative expenses	20.0	16.2	38.6	31.0
Selling and marketing expenses	11.8	9.5	23.1	19.7
Depreciation and amortization expenses	8.1	6.7	15.1	13.0

Total operating expenses	39.9	32.4	76.8	63.7

Income from operations	15.2	6.1	28.7	21.6
Other income/(expense):
Foreign exchange gain / (loss)	1.0	(0.1)	2.2	(1.0)
Interest and other income	1.4	0.9	2.5	1.8

Income before income taxes	17.6	6.9	33.4	22.4
Income tax expense / (benefit)	5.5	(0.9)	11.8	3.5

Net income	$12.1	$7.8	$21.6	$18.9

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues.

	Three months ended June 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Operations Management	$112.6	$94.3	$18.3	19.4%
Analytics and Business Transformation	43.0	25.4	17.6	69.2%

Total revenues, net	$155.6	$119.7	$35.9	30.0%

The increase in revenues from operations management services of $18.3 million was primarily due to revenues from the Overland acquisition of $17.4 million and net volume increases from our new and existing clients aggregating $7.3 million. This increase was primarily offset by a decrease in revenues from Travelers of $4.6 million (net of $5.7 million of reimbursement of disentanglement costs) and $1.8 million due to the impact of the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The increase in revenues from analytics and business transformation services of $17.6 million was primarily driven by increased revenues in our analytics services of $15.8 million (including $10.3 million from our RPM acquisition) and business transformation services of $2.5 million, primarily due to our Blue Slate acquisition. The increase is partially offset by $0.7 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Cost of Revenues.

	Three months ended June 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Total revenues, net	$155.6	$119.7	$35.9	30.0%
Cost of revenues	100.5	81.2	19.3	23.7%

Gross Profit	$55.1	$38.5	$16.6	43.2%

As a percentage of revenues	35.4%	32.1%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $15.8 million (including $13.9 million of employee-related costs related to our recent acquisitions). The increase of $1.9 million in employee-related cost is due to annual wage increases of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $6.4 million, primarily related to our recent acquisitions. There was an increase in reimbursable expenses of $0.3 million, which resulted in a corresponding increase in revenues. This increase is partially offset by a decrease of $3.2 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Gross Profit. Gross profit increased by $16.6 million, or 43.2% from $38.5 million for the three months ended June 30, 2014 to $55.1 million for the three months ended June 30, 2015. The increase is primarily due to higher revenues and depreciation of the Indian Rupee and the U.K. pound sterling against the U.S. dollar, partially offset by higher cost of revenues during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
General and administrative expenses	$20.0	$16.2	$3.8	23.1%
Selling and marketing expenses	11.8	9.5	2.3	24.7%

Selling, general and administrative expenses	$31.8	$25.7	$6.1	23.7%

As a percentage of revenues	20.5%	21.5%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $5.8 million (including $3.9 million of employee-related costs related to our recent acquisitions). The increase of $1.9 million in employee-related cost is due to annual wage increments and an increase in our average headcount. We also experienced an increase in our other SG&A expenses of $0.9 million, primarily related to our recent acquisitions. This increase was partially offset by a decrease of $0.6 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Depreciation and Amortization.

	Three months ended June 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Depreciation expense	$5.3	$5.2	$0.1	1.2%
Intangible amortization expense	2.8	1.5	1.3	88.6%

Depreciation and amortization expense	$8.1	$6.7	$1.4	20.7%

As a percentage of revenues	5.2%	5.6%

Depreciation and amortization expense increased $1.4 million, or 20.7% from $6.7 million for the three months ended June 30, 2014 to $8.1 million for the three months ended June 30, 2015. The increase in depreciation and amortization expense was primarily due to amortization of intangible assets associated with our recent acquisitions.

Income from Operations. Income from operations increased $9.1 million or 150.1% from $6.1 million for the three months ended June 30, 2014 to $15.2 million for the three months ended June 30, 2015. As a percentage of revenues, income from operations increased from 5.1% for the three months ended June 30, 2014 to 9.8% for the three months ended June 30, 2015, which is primarily due to higher gross margins and lower SG&A expense and depreciation and amortization expenses as a percentage of revenue during the three months ended June 30, 2015 compared to three months ended June 30, 2014.

Foreign Exchange Gain / (Loss)

Net foreign exchange gains and losses are attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended June 30, 2015. The average exchange rate of the Indian rupee against the U.S. dollar increased from 59.87 during the three months ended June 30, 2014 to 63.60 during the three months ended June 30, 2015. We recorded a net foreign exchange gain of $1.0 million for the three months ended June 30, 2015 compared to a net foreign exchange loss of $0.1 million for the three months ended June 30, 2014.

Interest and other income

	Three months ended June 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Interest and dividend income	$1.5	$0.9	$0.6	65.6%
Interest expense	(0.4)	(0.1)	(0.3)	380.0%
Others, net	0.2	(0.0)	0.2	100.0%

Other income, net	$1.3	$0.8	$0.5	63.1%

Increase in interest and dividend income was primarily due to higher yield on investments during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase in interest and dividend income is partially offset by an increase in interest expense of $0.3 million related to the Credit Facility and the amortization of related deferred financing cost.

Income Tax Expense. Income tax expense increased from a tax benefit of $0.9 million during the three months ended June 30, 2014 to $5.5 million during the three months ended June 30, 2015. The effective tax rate increased from a negative 13.8% during the three months ended June 30, 2014 to 31.4% during the three months ended June 30, 2015. The effective tax rate increased primarily due to a one-time reversal of an unrecognized tax benefit of $2.2 million and lower income in the U.S. due to reimbursement of disentanglement costs to Travelers during the three months ended June 30, 2014 and expiration of a tax holiday in our operating centers in India and the Philippines during the three months ended June 30, 2015 (refer to Note 13 to the unaudited consolidated financial statements for further details).

Net Income. Net income increased from $7.8 million for the three months ended June 30, 2014 to $12.1 million for the three months ended June 30, 2015, primarily due to an increase in income from operations of $9.1 million and in other income and foreign exchange gain of $1.6 million, partially offset by higher income tax expense of $6.5 million. As a percentage of revenues, net income increased from 6.5% for the three months ended June 30, 2014 to 7.8% for the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues.

	Six months ended June 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Operations Management	$223.3	$194.4	$28.9	14.8%
Analytics and Business Transformation	75.8	47.1	28.7	60.9%

Total revenues, net	$299.1	$241.5	$57.6	23.8%

The increase in revenues from operations management services of $28.9 million was primarily due to revenues from the Overland acquisition of $34.3 million and net volume increases from our new and existing clients aggregating $10.4 million. This increase was offset by primarily a decrease in revenues from Travelers of $13.5 million (net of $8.2 million of reimbursement of disentanglement costs) and $2.3 million due to the impact of the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The increase in revenues from analytics and business transformation services of $28.7 million was primarily driven by increased revenues in our analytics services of $22.3 million (including $11.5 million from our RPM acquisition) and business transformation services of $7.8 million (including $4.8 million from our Blue Slate acquisition). The increase is partially offset by $1.4 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Revenues from new clients for business transformation services were $1.5 million and $1.6 million during the six months ended June 30, 2015 and 2014, respectively.

Cost of Revenues.

	Six months ended June 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Total revenues, net	$299.1	$241.5	$57.6	23.8%
Cost of revenues	193.6	156.2	37.4	23.9%

Gross profit	$105.5	$85.3	$20.2	23.7%

As a percentage of revenues	35.3%	35.3%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $31.3 million (including $26.5 million of employee-related costs related to our recent acquisitions). The increase of $4.8 million in employee-related cost is due to annual wage increases of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $10.3 million (including $9.3 million due to our recent acquisitions) in connection with our new operations centers in India and the Philippines and to support business growth. This increase is partially offset by a decrease in reimbursable expenses of $0.3 million, resulting in a corresponding decrease in revenues, and by $3.9 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Gross Profit. Gross profit increased by $20.2 million, or 23.7% from $85.3 million for the six months ended June 30, 2014 to $105.5 million for the six months ended June 30, 2015. The increase is primarily due to higher revenues and depreciation of the Indian Rupee and the U.K. pound sterling against the U.S. dollar, partially offset by higher cost of revenues during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
General and administrative expenses	$38.6	$31.0	$7.6	24.4%
Selling and marketing expenses	23.1	19.7	3.4	17.2%

Selling, general and administrative expenses	$61.7	$50.7	$11.0	21.6%

As a percentage of revenues	20.6%	21.0%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $8.7 million (including $6.3 million of employee-related costs related to our recent acquisitions). The increase of $2.4 million in employee-related cost is due to annual wage increments and an increase in our average headcount. We also experienced an increase in our other SG&A expenses of $3.1 million (including $1.9 million related to our recent acquisitions). The increase in other SG&A was primarily due to increase in our facilities costs in connection with our new operations centers in India and the Philippines and other marketing related costs. This increase was partially offset by a decrease of $0.9 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Depreciation expense	$10.2	$10.0	$0.2	2.4%
Intangible amortization expense	4.9	3.0	1.9	61.9%

Depreciation and amortization expense	$15.1	$13.0	$2.1	15.9%

As a percentage of revenues	5.1%	5.4%

Depreciation and amortization expense increased $2.1 million, or 15.9 % from $13.0 million for the six months ended June 30, 2014 to $15.1 million for the six months ended June 30, 2015. The increase in depreciation and amortization expense was primarily due to amortization of intangible assets associated with our recent acquisitions.

Income from Operations. Income from operations increased $ 7.1 million or 33.0% from $21.6 million for the six months ended June 30, 2014 to $28.7 million for the six months ended June 30, 2015. As a percentage of revenues, income from operations increased from 8.9% for the six months ended June 30, 2014 to 9.6% for the six months ended June 30, 2015, which is primarily due to lower SG&A expense and depreciation and amortization expenses as a percentage of revenue during the six months ended June 30, 2015 compared to six months ended June 30, 2014.

Foreign Exchange Gain /( Loss)

Net foreign exchange gains and losses are attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the six months ended June 30, 2015. The average exchange rate of the Indian rupee against the U.S. dollar increased from 60.67 during the six months ended June 30, 2014 to 62.83 during the six months ended June 30, 2015. We recorded a net foreign exchange gain of $2.2 million for the six months ended June 30, 2015 compared to a net foreign exchange loss of $1.0 million for the six months ended June 30, 2014.

Interest and other income

	Six months ended June 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Interest and dividend income	$2.9	$1.8	$1.1	62.8%
Interest expense	(0.6)	(0.2)	(0.4)	220.7%
Others, net	0.2	0.2	0.0	0.0%

Other income, net	$2.5	$1.8	$0.7	38.3%

Increase in interest and dividend income was primarily due to higher yield on investments during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase in interest and dividend income is partially offset by an increase in interest expense of $0.4 million related to the Credit Facility and the amortization of related deferred financing cost.

Income Tax Expense. Income tax expense increased from $3.5 million during the six months ended June 30, 2014 to $11.7 million during the six months ended June 30, 2015. The effective tax rate increased from 15.7% during the six months ended June 30, 2014 to 35.2% during the six months ended June 30, 2015. The increase in effective tax rate was primarily due to immaterial errors related to prior years (individually as well as when aggregated) which was recorded during the six months ended June 30, 2015, and resulted in an increase in income tax expense of approximately $1.8 million (including $1.3 million related to the taxability of certain foreign income in those prior years for which we recorded a reserve for an unrecognized tax benefit). The effective tax rate further increased due to one-time reversal of an unrecognized tax benefit of $2.2 million, lower income in the U.S. due to reimbursement of disentanglement costs to Travelers during the six months ended June 30, 2014 and expiration of a tax holiday in our operating centers in India and the Philippines during the six month ended June 30, 2015 (refer to Note 13 to the unaudited consolidated financial statements for further details).

Net Income. Net income increased from $18.9 million for the six months ended June 30, 2014 to $21.6 million for the six months ended June 30, 2015, primarily due to an increase in income from operations of $7.1 million and an increase in other income and foreign exchange gain of $3.9 million, partially offset by higher income tax expense of $8.2 million. As a percentage of revenues, net income decreased from 7.8% for the six months ended June 30, 2014 to 7.2% for the six months ended June 30, 2015.

Liquidity and Capital Resources

	Six months ended June 30,
	2015	2014
	(dollars in millions)
Opening cash and cash equivalents	$176.5	$148.1
Net cash provided by operating activities	27.2	27.7
Net cash used for investing activities	(124.5)	(18.1)
Net cash provided by financing activities	16.8	1.8
Effect of exchange rate changes	(1.3)	1.4

Closing cash and cash equivalents	$94.7	$160.9

As of June 30, 2015, we had $94.7 million (including $38.7 million held by our foreign subsidiaries) in cash and cash equivalents. We do not intend to repatriate our overseas funds since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we need to continuously and permanently reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.

Operating Activities: Cash flows provided by operating activities decreased from $27.7 million for the six months ended June 30, 2014 to $27.2 million for the six months ended June 30, 2015. Generally, factors that affect our earnings – including pricing, volume of services, costs and productivity – affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

The decrease in cash flows provided by operations for the six months ended June 30, 2015 was predominantly due to an increase in working capital of $18.3 million during the six months ended June 30, 2015 compared to an increase of $15.2 million during the six months ended June 30, 2014, partially offset by an increase in net income adjusted for non-cash expenses of $2.5 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Investing Activities: Cash flows used for investing activities increased from $18.1 million for the six months ended June 30, 2014 to $124.5 million for the six months ended June 30, 2015. The increase was primarily due to cash paid for the RPM acquisition (net of cash acquired) of $44.4 million, net increase in short term investments of $65.9 million (carried at fair value option under ASC 825), partially offset by decrease in capital expenditure of $2.3 million related to networking equipment, computers, software and our new operations centers in India and Philippines during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Financing Activities: Cash flows provided by financing activities increased from $1.8 million for the six months ended June 30, 2014 to $16.8 million for the six months ended June 30, 2015. The increase was primarily due to $20.0 million of net borrowings under the Credit Agreement (as described below in “– Financing Arrangements”), partially offset by shares repurchases of $5.1million during the six months ended June 30, 2015.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $14.4 million of capital expenditures in the six months ended June 30, 2015. We expect to incur capital expenditures of between $8 million to $12 million in the remainder of 2015, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

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

Financing Arrangements (Debt Facility)

We and certain of our subsidiaries entered into a credit agreement with the lenders identified therein and JPMorgan Chase Bank, N.A., as administrative agent, that became effective as of October 27, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $50 million revolving credit facility and an option to increase the commitments under the Credit Agreement by an additional $50 million, subject to certain approvals and conditions as set forth in the Credit Agreement. We exercised the option under the Credit Agreement on February 23, 2015 and increased our credit facility to $100 million. As of June 30, 2015, we had a total debt of $70 million under the Credit Agreement. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of the Company and its subsidiaries and for acquisitions.

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

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2015:

	Payment Due by Period
	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Capital leases	$0.7	$0.3	$—	$—	$1.0
Operating leases	9.6	8.6	3.8	0.3	22.3
Purchase obligations	2.7	—	—	—	2.7
Fair value of earn-out consideration	1.6	1.2	—	—	2.8
Other obligations(a)	2.1	3.5	2.8	3.6	12.0
Borrowings
Principal payments	10.0	—	60.0	—	70.0
Interest Payments(b)	1.2	2.0	2.0	—	5.2

Total contractual cash obligations(c)	$27.9	$15.6	$68.6	$3.9	$116.0

(a)	Represents estimated payments under the Gratuity Plan.
(b)	Interest on borrowings is calculated based on the effective interest rate during the six months ended June 30, 2015.
(c)	Excludes $4.0 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

During the six months ended June 30, 2015, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2015. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the three months ended June 30, 2015, our management excluded an evaluation of the disclosure controls and procedures of RPM which we acquired on March 20, 2015, Overland which we acquired on October 24, 2014 and Blue Slate which we acquired on July 1, 2014. See Note 5 to our consolidated financial statements for details of our acquisitions.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2015, purchases of common stock were as follows:

Period	Total Number of Shares Purchased		Average Price Paid per share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	707	(1)	$33.68	—	$20,000,000
May 1, 2015 through May 31, 2015	53,608		34.95	53,608	18,125,076
June 1, 2015 through June 30, 2015	80,261		35.01	80,261	15,315,108

Total	134,576		—	133,869	—

(1)	Includes 707 shares of the Company’s common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2)	Average of high and low price of common stock on the trading day prior to the vesting date of the shares of restricted stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 25, 2006).

3.2	Third Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 2, 2011).

10.1	Employment Agreement, dated April 29, 2015, between ExlService Holdings, Inc. and Rohit Kapoor.

10.2	ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2015).

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: July 30, 2015	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)