Form 10-Q
period 2015-09-30
ExlService Holdings, Inc.
filed 2015-10-29
CIK 1297989

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of October 26, 2015, there were 33,083,617 shares of the registrant’s common stock outstanding (including 129,638 shares of restricted stock), par value $0.001 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,656	$176,499
Short-term investments	93,184	11,577
Restricted cash	2,547	1,395
Accounts receivable, net	98,272	80,244
Prepaid expenses	5,501	5,783
Deferred tax assets, net	4,738	4,455
Advance income tax, net	4,169	9,905
Other current assets	13,217	12,533

Total current assets	312,284	302,391

Fixed assets, net	47,071	45,369
Restricted cash	3,289	3,258
Deferred tax assets, net	7,996	11,985
Intangible assets, net	55,462	46,979
Goodwill	171,753	139,599
Other assets	22,083	23,975

Total assets	$619,938	$573,556

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,637	$4,663
Short-term borrowings	10,000	—
Deferred revenue	8,110	7,690
Accrued employee cost	36,788	37,606
Accrued expenses and other current liabilities	34,239	40,206
Current portion of capital lease obligations	481	803

Total current liabilities	93,255	90,968

Long term borrowings	60,000	50,000
Capital lease obligations, less current portion	304	560
Non-current liabilities	18,971	12,870

Total liabilities	172,530	154,398

Commitments and contingencies (See Note 16)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 34,749,446 shares issued and 33,083,540 shares outstanding as of September 30, 2015 and 34,203,352 shares issued and 32,905,467 shares outstanding as of December 31, 2014	35	34
Additional paid-in-capital	248,614	233,173
Retained earnings	306,227	269,424
Accumulated other comprehensive loss	(66,250)	(55,509)

Total stockholders’ equity including shares held in treasury	488,626	447,122

Less: 1,665,906 shares as of September 30, 2015 and 1,297,885 shares as of December 31, 2014, held in treasury, at cost	(41,218)	(27,964)

Total stockholders’ equity	447,408	419,158

Total liabilities and stockholders’ equity	$619,938	$573,556

See accompanying notes

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues, net	$163,503	$122,457	$462,634	$363,992
Cost of revenues (exclusive of depreciation and amortization)	103,198	84,983	296,801	241,164

Gross profit	60,305	37,474	165,833	122,828

Operating expenses:
General and administrative expenses	18,817	15,952	57,428	46,992
Selling and marketing expenses	12,682	9,117	35,769	28,812
Depreciation and amortization	8,057	7,014	23,171	20,049

Total operating expenses	39,556	32,083	116,368	95,853

Income from operations	20,749	5,391	49,465	26,975
Other income/(expense):
Foreign exchange gain / (loss)	191	642	2,347	(328)
Interest and other income, net	1,787	1,044	4,300	2,861

Income before income taxes	22,727	7,077	56,112	29,508
Income tax expense	7,565	1,002	19,309	4,523

Net income	$15,162	$6,075	$36,803	$24,985

Earnings per share:
Basic	$0.46	$0.18	$1.10	$0.76
Diluted	$0.44	$0.18	$1.08	$0.74
Weighted-average number of shares used in computing earnings per share:
Basic	33,307,312	32,890,475	33,320,477	32,743,384
Diluted	34,180,635	33,676,665	34,147,120	33,594,304

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$15,162	$6,075	$36,803	$24,985
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges, net of taxes ($822), ($758), ($727) and $1,428, respectively	(2,704)	(2,844)	(2,014)	4,522
Foreign currency translation adjustment	(7,092)	(5,830)	(9,926)	(1,347)
Retirement benefits, net of taxes $71, $7, $81 and $7 respectively	172	(376)	501	(47)
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes $175, $312, $393 and $1,293(1)	255	1,106	570	4,584
Retirement benefits, net of taxes $15, $6, $31 and $21, respectively(2)	36	23	128	78

Total other comprehensive (loss) / income	(9,333)	(7,921)	(10,741)	7,790

Total comprehensive income / (loss)	$5,829	$(1,846)	$26,062	$32,775

(1)	These are reclassified to net income and are included in the foreign exchange income/(loss) in the unaudited consolidated statements of income. See Note 7 to our unaudited consolidated financial statements contained herein.
(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 11 to our unaudited consolidated financial statements contained herein.

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$36,803	$24,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,171	20,049
Stock-based compensation expense	12,280	8,518
Unrealized foreign exchange loss/(gain)	(2,850)	917
Unrealized gain on short term investments	(2,179)	—
Deferred income taxes	3,596	388
Others, net	(249)	(35)
Change in operating assets and liabilities:
Restricted cash	(1,313)	(368)
Accounts receivable	(14,647)	839
Prepaid expenses and other current assets	977	(1,891)
Accounts payable	(1,602)	(790)
Deferred revenue	(915)	(599)
Accrued employee cost	460	(2,598)
Accrued expenses and other liabilities	(3,973)	2,849
Advance income tax, net	5,751	(5,504)
Other assets	(760)	(2,455)

Net cash provided by operating activities	54,550	44,305

Cash flows from investing activities:
Purchase of fixed assets	(21,127)	(23,762)
Business acquisition (net of cash acquired)	(44,270)	(6,244)
Purchase of short-term investments	(109,162)	(7,601)
Proceeds from redemption of short-term investments	28,640	6,986

Net cash used for investing activities	(145,919)	(30,621)

Cash flows from financing activities:
Principal payments on capital lease obligations	(559)	(807)
Proceeds from borrowings	30,000	—
Repayments of borrowings	(10,000)	—
Payment of debt issuance costs	(74)	—
Acquisition of treasury stock	(13,015)	(3,322)
Proceeds from exercise of stock options	3,162	4,970

Net cash provided by financing activities	9,514	841

Effect of exchange rate changes on cash and cash equivalents	(3,988)	(1,162)

Net (decrease)/increase in cash and cash equivalents	(85,843)	13,363
Cash and cash equivalents, beginning of period	176,499	148,065

Cash and cash equivalents, end of period	$90,656	$161,428

See accompanying notes.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. During the three months ended March 31, 2015, the review indicated that the actual lives of certain fixed assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective January 1, 2015, the Company changed its estimates of the useful lives of its certain fixed assets to better reflect the estimated periods during which these assets will remain in service. The effect of change in estimated useful life of assets reduced depreciation expense by $468 and $1,403, increased net income by $281 and $842 and increased basic and diluted earnings per share by $0.01 and $0.02, respectively during the three months and nine months ended September 30, 2015.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Revenue Recognition

As part of reimbursing the Travelers Indemnity Company (“Travelers”) for certain of their transition related expenses (the “disentanglement costs”), the Company recognized $9,626 and $17,815 of such reimbursements as a reduction of our revenues during the three months and nine months ended September 30, 2014 respectively, in accordance with Accounting Standards Codification (“ASC”) topic 605-50-45, “Revenue Recognition (“ASC 605-50-45”).” The Company did not incur any reimbursements of disentanglement costs during the three months and nine months ended September 30, 2015 and also does not anticipate incurring any additional reimbursements of disentanglement costs related to Travelers going forward.

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

The mutual fund investments are in debt and money market funds which invest in instruments of various maturities in India. The Company accounts for these investments in accordance with the fair value option under ASC topic 825-10 (“ASC 825-10”) and change in fair value is included in interest and other income. The fair value represents original cost (on the acquisition date) and the net asset value (“NAV”) as quoted, at each reporting period. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold or disposed and is included in interest and other income.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued expenses	$25,232	$24,451
Derivative instruments	1,745	2,385
Client liability account	2,546	9,241
Other current liabilities	4,716	4,129

Accrued expenses and other current liabilities	$34,239	$40,206

Non-current liabilities

Non-current liabilities consist of the following:

	September 30, 2015	December 31, 2014
Derivative instruments	$1,893	$576
Unrecognized tax benefits	4,811	2,878
Deferred rent	6,277	5,977
Retirement benefits	1,477	1,544
Other non-current liabilities	4,513	1,895

Non-current liabilities	$18,971	$12,870

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Interest and other income

Interest and other income (expense), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest and dividend income*	$2,085	$920	$4,997	$2,709
Interest expense	(340)	(52)	(983)	(240)
Others, net	42	176	286	392

Other income, net	$1,787	$1,044	$4,300	$2,861

*	Includes unrealized gain of $1,419 and $2,179 and realized gain of $320 and $335, respectively for the three months and nine months ending September 30, 2015 on investments carried at fair value.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). Earlier the new standard was effective for reporting periods beginning after December 15, 2016. However, in April 2015, FASB deferred the effective date of the new standard. With this deferral, the new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions of the Company. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2018 using either one of two methods: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

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

In April 2015, FASB issued ASU No. 2015-03, “Interest—Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in that update. The standard will be effective for the Company beginning in the first quarter of fiscal year 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In May 2015, FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115” (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

In August 2015, FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements” (“ASU 2015-15”). This ASU indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company does not expect the adoption of ASU 2015-15 to have any effect on the Company’s financial position or results of operations.

In September 2015, FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”). ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact of adoption of ASU 2015-16 on its consolidated financial position or results of operations.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerators:
Net income	$15,162	$6,075	$36,803	$24,985
Denominators:
Basic weighted average common shares outstanding	33,307,312	32,890,475	33,320,477	32,743,384
Dilutive effect of share based awards	873,323	786,190	826,643	850,920

Diluted weighted average common shares outstanding	34,180,635	33,676,665	34,147,120	33,594,304

Earnings per share:
Basic	$0.46	$0.18	$1.10	$0.76
Diluted	$0.44	$0.18	$1.08	$0.74
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	61,738	43,950	98,527	143,096

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

4. Segment Information

The Company’s business is divided into two reporting segments: Operations Management (previously called Outsourcing Services) and Analytics and Business Transformation (previously called Transformation Services). The Company changed its reporting segment nomenclature in 2014 in order to reflect the changing nature of its engagements with the clients more accurately. For comparability with the prior periods, the business composition of each segment remains unchanged.

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

Revenues and cost of revenues for each of the three months ended September 30, 2015 and 2014 for the Company’s Operations Management and Analytics and Business Transformation segments, respectively, are as follows:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Operations Management	Analytics and Business Transformation	Total	Operations Management	Analytics and Business Transformation	Total
Revenues, net	$113,977	$49,526	$163,503	$91,155	$31,302	$122,457
Cost of revenues (exclusive of depreciation and amortization)	72,032	31,166	103,198	62,870	22,113	84,983

Gross profit	$41,945	$18,360	$60,305	$28,285	$9,189	$37,474

Operating expenses			39,556			32,083
Other income/(expense)			1,978			1,686
Income tax expense			7,565			1,002

Net income			$15,162			$6,075

Revenues and cost of revenues for each of the nine months ended September 30, 2015 and 2014 for the Company’s Operations Management and Analytics and Business Transformation segments, respectively, are as follows:

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Operations Management	Analytics and Business Transformation	Total	Operations Management	Analytics and Business Transformation	Total
Revenues, net	$337,244	$125,390	$462,634	$285,560	$78,432	$363,992
Cost of revenues (exclusive of depreciation and amortization)	214,032	82,769	296,801	184,263	56,901	241,164

Gross profit	$123,212	$42,621	$165,833	$101,297	$21,531	$122,828

Operating expenses			116,368			95,853
Other income/(expense)			6,647			2,533
Income tax expense			19,309			4,523

Net income			$36,803			$24,985

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets

RPM Direct LLC and RPM Data Solutions, LLC.

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

The initial purchase consideration consisted of $46,925 in cash including working capital adjustments of $75, contingent cash consideration of up to $23,000, as described below, and 122,131 restricted shares of common stock of the Company and certain adjustments related to the financial performance of the Target Companies for 2014. There are no adjustments to the purchase price related to the financial performance of 2014.

The purchase agreement allows sellers the ability to earn up to an additional $23,000 (the “earn-out”) based on the achievement of certain performance goals by the Target Companies during the 2015 and 2016 calendar years. The earn-out has an estimated fair value of $4,060. As noted above, the Company issued 122,131 restricted shares of common stock with an aggregate fair value of $4,150 to certain key members of the Target Companies, each of whom have accepted employment positions with the Company upon consummation of the combination. The Company also granted 113,302 restricted stock units with an aggregate fair value of $3,850 to certain employees of Target Companies, who have also accepted employment with the Company. The fair value of these grants will be recognized as compensation expense over the vesting period.

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

The Company made a preliminary allocation of the purchase price to the net tangible and intangible assets based on their fair values as mentioned below:

Amount
(In thousands)
Net tangible assets	$1,790
Identifiable intangible assets:
Customer Relationship	13,260
Trade Names	680
Developed Technology	1,420
Non-Compete Agreements	680
Goodwill	33,155

Total purchase price*	$50,985

*	Includes amount of $4,125 deposited in escrow accounts in connection with the acquisition.

The customer relationships from the RPM acquisition are being amortized over the weighted average useful life of 5.7 years. Similarly, trade-names are being amortized over a useful life of 3 years, developed technology are being amortized over a useful life of 5 years and non-compete agreements are being amortized over a useful life of 4.6 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change up to a period of one year from the date of the acquisition. The Company’s purchase accounting as of September 30, 2015 was incomplete and the Company expects to complete its valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date during the fourth quarter of 2015. Accordingly, the Company may adjust the amounts recorded as of September 30, 2015 to reflect the final valuations of the assets acquired or liabilities assumed.

During the nine months ended September 30, 2015 the Company recognized $303 of acquisition related costs. Such amounts are included in general and administrative expenses in the consolidated statements of income. The Company’s results of operations for the three and nine months ended September 30, 2015 includes revenues of $11,557 and $23,068, respectively for RPM since March 20, 2015, the date on which the acquisition was consummated. It is not practicable to disclose the net earnings since management does not allocate or evaluate operating expenses and income taxes to its domestic entities.

The amount of goodwill recognized from the RPM acquisition is deductible for tax purposes.

Goodwill

The following table sets forth details of the Company’s goodwill balance as of September 30, 2015:

	Operations Management	Analytics and Business Transformation	Total
Balance at January 1, 2014	$90,622	$16,785	$107,407
Goodwill arising from Blue Slate acquisition	—	4,554	4,554
Goodwill arising from Overland acquisition	28,667	—	28,667
Currency translation adjustments	(529)	—	(529)
Allocation on sale of a business unit (1)	(500)	—	(500)

Balance at December 31, 2014	$118,260	$21,339	$139,599
Goodwill arising from RPM acquisition	—	33,155	33,155
Currency translation adjustments	(1,001)	—	(1,001)

Balance at September 30, 2015	$117,259	$54,494	$171,753

(1)	Relates to the sale of a business unit (acquired with the Business Process Outsourcing, Inc. acquisition) during the year ended December 31, 2014. The net loss recognized from the sale of this business unit was $149 and was included under “other income/ (expense)” in the consolidated statements of income included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,823	$(22,240)	$42,583
Leasehold benefits	2,814	(2,077)	737
Developed technology	12,234	(3,859)	8,375
Non-compete agreements	2,045	(1,411)	634
Trade names and trademarks	5,670	(2,537)	3,133

	$87,586	$(32,124)	$55,462

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

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

Amortization expense for the three months ended September 30, 2015 and 2014 was $2,642 and $1,441, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $7,509 and $4,467, respectively. The weighted average life of intangible assets was 8.8 years for customer relationships, 8.0 years for leasehold benefits, 6.5 years for developed technology, 4.5 years for non-compete agreements and 6.7 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite life trade names and trademarks as of September 30, 2015 and December 31, 2014.

Estimated amortization of intangible assets during the year ending September 30,
2016	$10,874
2017	$10,843
2018	$10,536
2019	$10,308
2020	$4,236
2021 and thereafter	$7,765

6. Fair Value Measurements

Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of September 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$113,138	$—	$—	$113,138
Derivative financial instruments	—	3,600	—	3,600

Total	$113,138	$3,600	$—	$116,738

Liabilities
Derivative financial instruments	$—	$3,638	$—	$3,638
Fair value of earn-out consideration	—	—	4,060	4,060

Total	$—	$3,638	$4,060	$7,698

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$127,347	$—	$—	$127,347
Derivative financial instruments	—	4,579	—	4,579

Total	$127,347	$4,579	$—	$131,926

Liabilities
Derivative financial instruments	$—	$2,961	$—	$2,961

Total	$—	$2,961	$—	$2,961

*	Included in cash and cash equivalents and short-term investments in the Consolidated Balance Sheet. As of September 30, 2015 mutual funds includes investments carried at fair value of $79,174.

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 7 to our unaudited consolidated financial statements contained herein for further details on Derivatives and Hedge Accounting.

7. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC topic 815, “Derivatives and hedging “ (ASC 815). The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under ASC 815 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the Company’s functional currency (“fair value hedges”). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure in other local currencies in which it operates.

The Company had outstanding foreign exchange contracts totaling $295,777 and GBP 13,936 as of September 30, 2015 and totaling $276,018 and GBP 10,889 as of December 31, 2014. The Company estimates that approximately $242 of net derivative gains included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2015. As of September 30, 2015, the maximum outstanding term of derivative instruments that hedge forecasted transactions was forty-five months.

The Company evaluates the hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange loss. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. No significant amounts of gains or losses were reclassified from AOCI into earnings during the three and nine months ended September 30, 2015 and 2014.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments

	September 30, 2015	December 31, 2014
Other current assets:
Foreign currency exchange contracts	$1,987	$1,243
Other assets:
Foreign currency exchange contracts	$1,348	$3,193
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$1,745	$2,385
Other non current liabilities:
Foreign currency exchange contracts	$1,893	$576

Derivatives not designated as hedging instruments:

	September 30, 2015	December 31, 2014
Other current assets:
Foreign currency exchange contracts	$265	$143

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended September 30, 2015 and 2014:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014		2015	2014		2015	2014
Foreign exchange contracts	$(3,526)	$(3,602)	Foreign exchange loss	$(430)	$(1,418)	Foreign exchange loss	$—	$—

				Amount of Gain/(Loss)
				Recognized in Income on
Derivatives not designated		Location of Gain/(Loss)		Derivatives
as Hedging Instruments		Recognized in Income on Derivatives		2015	2014
Foreign exchange contracts		Foreign exchange income		$705	$(9)

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the nine months ended September 30, 2015 and 2014:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/ (Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2015		2014		2015	2014		2015	2014
Foreign exchange contracts	$(2,741)	$5,950	Foreign exchange loss	$(963)	$(5,877)	Foreign exchange loss	$—	$—

				Amount of Gain/(Loss)
Derivatives not				Recognized in Income on
designated		Location of Gain or (Loss)		Derivatives
as Hedging Instruments		Recognized in Income on Derivatives		2015	2014
Foreign exchange contracts		Foreign exchange income		$94	$3,442

8. Fixed Assets

Fixed assets consist of the following:

	September 30, 2015	December 31, 2014
Owned Assets:
Network equipment, computers and software	$91,091	$83,140
Buildings	1,213	1,262
Land	794	826
Leasehold improvements	27,390	26,416
Office furniture and equipment	13,397	12,218
Motor vehicles	531	542
Capital work in progress	4,050	3,029

	138,466	127,433
Less: Accumulated depreciation and amortization	(91,985)	(82,947)

	$46,481	$44,486

Assets under capital leases:
Leasehold improvements	$893	$961
Office furniture and equipment	148	219
Motor vehicles	761	848

	1,802	2,028
Less: Accumulated depreciation and amortization	(1,212)	(1,145)

	$590	$883

Fixed assets, net	$47,071	$45,369

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended September 30, 2015 and 2014 was $5,415 and $5,573, respectively, and $15,662 and $15,582 for the nine months ended September 30, 2015 and 2014, respectively.

Capital work in progress represents advances paid towards acquisition of fixed assets, the cost of fixed assets and internally generated software costs not yet ready to be placed in service.

9. Capital Structure

The Company has one class of common stock outstanding.

During the three months ended September 30, 2015 and 2014, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock.

During the nine months ended September 30, 2015 and 2014, the Company acquired 13,573 and 18,256 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $421 and $459. The weighted average purchase price of $30.99 and $25.14, respectively, was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

On December 30, 2014, the Company’s Board of Directors authorized a common stock repurchase program of up to $20,000 annually (the “2014 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 to 2017. During the three months and nine months ended September 30, 2015, the Company purchased 220,579 and 354,448 shares of its common stock for an aggregate purchase price of approximately $8,149 and $12,834 including commissions, representing an average purchase price per share of $36.94 and $36.21, respectively under the 2014 Repurchase Program.

Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.

10. Borrowings

On October 24, 2014, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement provides for a $50,000 revolving credit facility (the “Credit Facility”), including a letter of credit sub-facility, for a period of five years. The Company had an option to increase the commitments under the Credit Facility by up to an additional $50,000, subject to certain approvals and conditions as set forth in the Credit Agreement. On February 23, 2015, via an amendment to the Credit Agreement the Company exercised its option to increase credit commitments by another $50,000 upon the same terms and conditions which were available in the Credit Agreement. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty. The Credit Facility carried an effective interest rate of 1.56% per annum during the three and nine months ended September 30, 2015. The Company entered into a second amendment to the Credit Agreement effective as of September 28, 2015 to address a minor clarification to the definition of change of control.

Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The Company has an outstanding debt of $70,000 ($10,000, expected to be repaid within next twelve months included under “short-term borrowings” in the consolidated balance sheet) and $50,000 under the Credit Facility as of September 30, 2015 and December 31, 2014, respectively. The Company borrowed an additional $30,000 and repaid $10,000 during the nine months ended September 30, 2015. In connection with the financing, the Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility. The unamortized debt issuance costs of $392 and $460 as of September 30, 2015 and December 31, 2014, respectively are included in the “other assets” in the consolidated balance sheet.

The obligations under the Credit Agreement are secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on indebtedness of the Company.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

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

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$403	$355	$1,241	$1,083
Interest cost	135	125	417	385
Expected return on plan assets	(94)	(43)	(291)	(130)
Actuarial loss	51	29	159	99

Net gratuity cost	$495	$466	$1,526	$1,437

The Gratuity Plans in India are partially funded and are managed and administered by Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 9.0% on these Gratuity Plans for the year ended March 31, 2015.

Change in Plan Assets
Plan assets at January 1, 2015	$4,752
Actual return	317
Benefits Paid	(624)
Effect of exchange rate changes	(175)

Plan assets at September 30, 2015	$4,270

The Company maintains the Exl Service 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $400 and $192 during the three month periods ended September 30, 2015 and 2014, respectively, and $1,551 and $1,037 during the nine month periods ended September 30, 2015 and 2014, respectively.

During the three and nine month periods ended September 30, 2015 and 2014, the Company contributed the following amounts to various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria and the Czech Republic:

Three months ended September 30, 2015	$1,463
Three months ended September 30, 2014	$1,418
Nine months ended September 30, 2015	$4,393
Nine months ended September 30, 2014	$4,279

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

12. Leases

The Company finances its use of certain leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of September 30, 2015 are as follows:

Year ending September 30,
2016	$541
2017	236
2018	90
2019	10

Total minimum lease payments	877
Less: amount representing interest	92

Present value of minimum lease payments	785
Less: current portion	481

Long term capital lease obligation	$304

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after September 30, 2015 are set forth below:

Year ending September 30,
2016	$8,684
2017	4,987
2018	3,311
2019	2,239
2020	1,273
2021 and thereafter	1,106

$21,600

The operating leases are subject to renewal periodically and have scheduled rent increases. The Company accounts for scheduled rent on such leases on a straight line basis over the non-cancelable lease period determined under ASC Topic 840 Lease Accounting (“ASC 840”). Rent expense under both cancelable and non-cancelable operating leases was $4,994 and $4,897 for the three months ended September 30, 2015 and 2014, respectively, and $15,089 and $14,153 for the nine months ended September 30, 2015 and 2014, respectively. Deferred rent as of September 30, 2015 and December 31, 2014 was $6,789 and $6,544, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

13. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The Company recorded income tax expense of $7,565 and $1,002 for the three months ended September 30, 2015 and 2014, respectively. Income tax expense for the nine months ended September 30, 2015 and 2014 was $19,309 and $4,523, respectively.

The effective tax rate increased from 14.2% during the three months ended September 30, 2014 to 33.3% during the three months ended September 30, 2015. The increase in effective tax rate is primarily due to higher income in the U.S. due to reimbursement of disentanglement costs to Travelers during the three months ended September 30, 2014 and due to expiration of a tax holiday in some of our operating centers in India. Further, the effective tax rate increased due to a tax expense related to the taxability of certain foreign income in prior years during the three months ended September 30, 2015.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

The effective rate of taxes increased from 15.3% during the nine months ended September 30, 2014 to 34.4% during the nine months ended September 30, 2015. The increase in effective tax rate was primarily due to immaterial errors related to prior years (individually as well as when aggregated) which were recorded during the nine months ended September 30, 2015, and resulted in an increase in income tax expense of approximately $2,400 (including approximately $1,900 related to the taxability of certain foreign income in prior years for which the Company recorded a reserve for an unrecognized tax benefit). The effective tax rate further increased during the nine months ended September 30, 2015 due to reversal of an unrecognized tax benefit of $2,173 and higher income in the U.S. due to reimbursement of disentanglement costs to Travelers during the nine months ended September 30, 2014 and the expiration of a tax holiday in some of the Company’s operating centers in the Philippines and India.

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

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2015 through September 30, 2015:

Balance as of January 1, 2015	$2,761
Increases related to prior year tax positions	1,818
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	(68)

Balance as of September 30, 2015	$4,511

The unrecognized tax benefits as of September 30, 2015 of $4,511, if recognized, would impact the effective tax rate.

During the three months ended September 30, 2015 and 2014, the Company has recognized interest of $74 and $54 respectively, which are included in the income tax expense in the unaudited consolidated statements of income. As of September 30, 2015 and December 31, 2014, the Company has accrued approximately $1,300 and $1,117, respectively in interest relating to unrecognized tax benefits.

The unrecognized tax benefits may increase or decrease in the next twelve months depending on the Company’s tax position.

14. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of revenue	$740	$410	$2,394	$1,873
General and administrative expenses	1,613	985	4,482	3,285
Selling and marketing expenses	2,118	981	5,404	3,360

Total	$4,471	$2,376	$12,280	$8,518

On June 19, 2015, at the Company’s 2015 Annual Meeting of Stockholders (the “Annual Meeting”), the stockholders of ExlService Holdings, Inc. (the “Company”) approved the 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (the “2015 Plan”), which amended and restated the 2006 Omnibus Award Plan to, among other things, increase the total number of shares reserved for grants of awards under the 2015 Plan by 1,700,000 shares. As of September 30, 2015, the Company had 2,418,055 shares available for grant under the 2015 Plan.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Stock Options

Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2014	1,433,179	$16.23	$17,889	4.47
Granted	—	—
Exercised	(207,122)	15.26
Forfeited/Expired	(6,058)	24.77

Outstanding at September 30, 2015	1,219,999	$16.35	$25,108	3.77

Vested and exercisable at September 30, 2015	1,138,136	$15.74	$24,113	3.58

The unrecognized compensation cost for unvested options as of September 30, 2015 is $292 which is expected to be expensed over a weighted average period of 0.34 years. The weighted-average fair value of options granted during the nine months ended September 30, 2015 and 2014 was $0 and $9.77 respectively. The total grant date fair value of options vested during the three months ended September 30, 2015 and 2014 was $0 and $693 respectively. The total grant date fair value of options vested during the nine months ended September 30, 2015 and 2014 was $1,170 and $1,917 respectively.

Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted-Average Intrinsic Value	Number	Weighted-Average Intrinsic Value
Outstanding at December 31, 2014*	46,950	$29.29	1,189,691	$26.54
Granted	122,131	35.91	471,160	34.99
Vested	(34,147)	29.29	(320,049)	25.15
Forfeited	(5,296)	29.29	(72,386)	27.32

Outstanding at September 30, 2015*	129,638	$35.53	1,268,416	$29.98

*	Excludes 143,224 and 128,000 vested restricted stock units as of September 30, 2015 and December 31, 2014, respectively for which the underlying common stock is yet to be issued.

As of September 30, 2015, unrecognized compensation cost of $33,834 is expected to be expensed over a weighted average period of 2.74 years.

EXLSERVICE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

September 30, 2015

(Unaudited)

(In thousands, except share and per share amounts)

Performance Based Stock Awards

Performance restricted stock unit (the “PRSU’s”) activity under the Company’s stock plans is shown below:

	Revenue Based PRSU’s		Market Condition Based PRSU’s
	Number	Weighted Avg Intrinsic Value	Number	Weighted Avg Intrinsic Value
Outstanding at Dec 31, 2014	47,725	$25.63	47,725	$33.60
Granted	62,788	34.75	162,787	40.36
Vested	—	—	—	—
Forfeited	(3,300)	28.53	(3,300)	40.29

Outstanding at September 30, 2015	107,213	$30.88	207,212	$38.80

As of September 30, 2015, unrecognized compensation cost of $8,570 is expected to be expensed over a weighted average period of 2.09 years.

15. Geographical Information

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues, net
United States	$129,886	$89,337	$364,591	$267,638
United Kingdom	28,262	26,060	81,550	74,215
Rest of World	5,355	7,060	16,493	22,139

	$163,503	$122,457	$462,634	$363,992

	September 30,	December 31,
	2015	2014
Fixed assets, net
India	$24,383	$24,186
United States	8,930	8,293
Philippines	12,338	12,391
Rest of World	1,420	499

	$47,071	$45,369

16. Commitments and Contingencies

Fixed Asset Commitments

As of September 30, 2015, the Company had committed to spend approximately $3,404 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.

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

September 30, 2015

(Unaudited)

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

The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for various years ranging from tax years 2003 to 2011 and its permanent establishment issues ranging from tax years 2003 to 2011 as of September 30, 2015 and December 31, 2014 is $19,265 and $22,866, respectively, of which the Company has already made payments or provided bank guarantees to the extent of $14,703 and $14,666, respectively. Amounts paid as deposits in respect of such assessments aggregating to $12,683 and $12,564 as of September 30, 2015 and December 31, 2014, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,020 and $2,102 as of September 30, 2015 and December 31, 2014, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheet as of September 30, 2015 and consolidated balance sheet as of December 31, 2014.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	our ability to successfully consummate or integrate strategic acquisitions and joint ventures;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	our ability to withstand the loss of any significant customer

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.

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

Our global delivery network, comprising highly trained industry and process specialists across the United States, Europe and Asia, is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Romania, the Czech Republic and South Africa. We also established two new operating centers, one in India and the other in Colombia during the three months ended September 30, 2015.

Consistent with our growth strategy, on March 20, 2015 we acquired RPM Direct LLC and RPM Data Solutions, LLC (together, “RPM”), which focuses on the insurance industry, including property and casualty (“P&C”), life and health, and specialized in analyzing large consumer data sets to segment populations, predicting response rates, forecasting customer lifetime value and designing targeted, multi-channel marketing campaigns.

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

Revenue

As part of reimbursing the Travelers Indemnity Company (“Travelers”) for certain of their transition related expenses (the “disentanglement costs”), we recognized $9.6 million and $17.8 million of such reimbursements as a reduction of our revenues during the three months and nine months ended September 30, 2014, respectively. We did not incur any reimbursements of disentanglement costs during the three months and nine months ended September 30, 2015, and we do not anticipate incurring any additional reimbursements of disentanglement costs related to Travelers going forward.

For the three months ended September 30, 2015, we had total revenues of $163.5 million compared to total revenues of $122.5 million (net of $9.6 million of reimbursement of disentanglement costs to Travelers) for the three months ended September 30, 2014, an increase of $41.0 million or 33.5%. Revenues from operations management services were $114.0 million for the three months ended September 30, 2015 compared to $91.2 million (net of $9.6 million of reimbursement of disentanglement costs to Travelers) for the three months ended September 30, 2014. Revenues from analytics and business transformation services were $49.5 million for the three months ended September 30, 2015 compared to $31.3 million for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, we had total revenues of $462.6 million compared to total revenues of $364.0 million (net of $17.8 million of reimbursement of disentanglement costs to Travelers) for the nine months ended September 30, 2014, an increase of $98.6 million or 27.1%. Revenues from operations management services were $337.2 million for the nine months ended September 30, 2015 compared to $285.6 million (net of $17.8 million of reimbursement of disentanglement costs to Travelers) for the nine months ended September 30, 2014. Revenues from analytics and business transformation services were $125.4 million for the nine months ended September 30, 2015 compared to $78.4 million for the nine months ended September 30, 2014.

We serve clients mainly in the U.S. and the U.K., with these two regions generating 79.4% and 17.3%, respectively, of our total revenues for the three months ended September 30, 2015 and 73.0% and 21.3%, respectively, of our total revenues for the three months ended September 30, 2014. For the nine months ended September 30, 2015, these two regions generated 78.8% and 17.6%, respectively, of our total revenues and 73.5% and 20.4%, respectively, of our total revenues for the nine months ended September 30, 2014.

For the three months ended September 30, 2015 and 2014, revenues from our top ten clients accounted for 42.4% and 52.2% of our total revenues, respectively. For the nine months ended September 30, 2015 and 2014, revenues from our top ten clients accounted for 43.4% and 51.5% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three and nine months ended September 30, 2015 and 2014. Although we are continually increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

We derived revenues from nine and twenty-four new clients for our services in the three and nine months ended September 30, 2015, respectively, compared to five and twenty-one new clients in the three and nine months ended September 30, 2014, respectively. Another three clients acquired during the three months ended September 30, 2015 did not generate revenues, but are expected to generate revenues beginning next quarter.

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

We have been observing a shift in industry pricing models toward transaction-based pricing, outcome-based pricing and other pricing models. We believe this trend will continue and we have begun to use transaction-based, outcome-based and other pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. These transaction-based pricing models place the focus on operating efficiency in order to maintain our operating margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationships with such clients to meet competition.

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

Our Analytics and Business Transformation solutions consist of both recurring and specific projects with contract terms generally not exceeding one to three years. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to further material fluctuations and uncertainties in the revenues generated from these businesses. Our Analytics and Business Transformation services can be affected by variations in business cycles. We have experienced a significant increase in demand for our annuity-based analytics and business transformation solutions, with the majority of our revenues generated from engagements that are contracted for one- to three-year terms.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended on September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in millions)		(in millions)
Revenues, net	$163.5	$122.5	$462.6	$364.0
Cost of revenues (exclusive of depreciation and amortization)	103.2	85.0	296.8	241.2

Gross profit	60.3	37.5	165.8	122.8

Operating expenses:
General and administrative expenses	18.8	16.0	57.4	47.0
Selling and marketing expenses	12.7	9.1	35.7	28.8
Depreciation and amortization expenses	8.0	7.0	23.2	20.0

Total operating expenses	39.5	32.1	116.3	95.8

Income from operations	20.8	5.4	49.5	27.0
Other income/(expense):
Foreign exchange gain / (loss)	0.2	0.6	2.3	(0.3)
Interest and other income	1.8	1.1	4.3	2.8

Income before income taxes	22.8	7.1	56.1	29.5
Income tax expense	7.6	1.0	19.3	4.5

Net income	$15.2	$6.1	$36.8	$25.0

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues.

	Three months ended September 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Operations Management	$114.0	$91.2	$22.8	25.0%
Analytics and Business Transformation	49.5	31.3	18.2	58.2%

Total revenues, net	$163.5	$122.5	$41.0	33.5%

Revenue growth in Operations Management services of $22.8 million includes revenues of $17.3 million from our Overland Holdings, Inc. (“Overland”) acquisition and $7.7 million of net volume increases from our new and existing clients, offset by $2.2 million due to the impact of depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue growth in Analytics and Business Transformation services of $18.2 million was driven by increased revenues in our analytics services of $17.8 million (including $11.6 million from our RPM acquisition) and business transformation services of $1.0 million due to increased business from existing clients as well as new client wins. The increase was partially offset by $0.6 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenues from new clients for Analytics and Business Transformation services were $0.3 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively.

Cost of Revenues.

	Three months ended September 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Total revenues, net	$163.5	$122.5	$41.0	33.5%
Cost of revenues	103.2	85.0	18.2	21.4%

Gross Profit	$60.3	$37.5	$22.8	60.9%

As a percentage of revenues	36.9%	30.6%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $13.9 million (including $12.8 million of employee-related costs related to our recent acquisitions). The increase of $1.1 million in employee-related cost is primarily due to annual wage increases and an increase in our average headcount of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $8.7 million, primarily related to our recent acquisitions. This increase is partially offset by a decrease in reimbursable expenses of $0.5 million, which resulted in a corresponding decrease in revenues and a decrease of $3.9 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Gross Profit. Gross profit increased by $22.8 million, or 60.9% from $37.5 million for the three months ended September 30, 2014 to $60.3 million for the three months ended September 30, 2015. The increase is primarily due to higher revenues and depreciation of the Indian Rupee and the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended September 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
General and administrative expenses	$18.8	$16.0	$2.8	17.8%
Selling and marketing expenses	12.7	9.1	3.6	39.1%

Selling, general and administrative expenses	$31.5	$25.1	$6.4	25.6%

As a percentage of revenues	19.3%	20.5%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $5.1 million (including $4.2 million of employee-related costs related to our recent acquisitions). The increase of $0.9 million in employee-related cost is primarily due to annual wage increments and an increase in our average headcount to support the increased business volumes. We also experienced an increase in our other SG&A expenses of $2.0 million (including $1.0 million related to our recent acquisitions), primarily due to an increase in our facility, legal and professional fees, travel and other marketing related costs. This increase was partially offset by a decrease of $0.7 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Depreciation and Amortization.

	Three months ended September 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Depreciation expense	$5.4	$5.6	$(0.2)	-3.3%
Intangible amortization expense	2.6	1.4	1.2	88.0%

Depreciation and amortization expense	$8.0	$7.0	$1.0	14.9%

As a percentage of revenues	4.9%	5.7%

Depreciation and amortization expense increased $1.0 million, or 14.9% from $7.0 million for the three months ended September 30, 2014 to $8.0 million for the three months ended September 30, 2015. The increase in depreciation and amortization expense was primarily due to amortization of intangible assets associated with our recent acquisitions.

Income from Operations. Income from operations increased $15.4 million or 284.9% from $5.4 million for the three months ended September 30, 2014 to $20.8 million for the three months ended September 30, 2015. As a percentage of revenues, income from operations increased from 4.4% for the three months ended September 30, 2014 to 12.7% for the three months ended September 30, 2015, which is primarily due to higher gross margins and lower SG&A expense and depreciation and amortization expenses as a percentage of revenues during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Foreign Exchange Gain / (Loss)

Net foreign exchange gains and losses are attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended September 30, 2015. The average exchange rate of the Indian rupee against the U.S. dollar increased from 60.94 during the three months ended September 30, 2014 to 65.39 during the three months ended September 30, 2015. We recorded a net foreign exchange gain of $0.2 million for the three months ended September 30, 2015 compared to $0.6 million for the three months ended September 30, 2014.

Interest and other income

	Three months ended September 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Interest and dividend income	$2.1	$0.9	$1.2	126.6%
Interest expense	(0.3)	—	(0.3)	-100.0%
Others, net	0.0	0.2	(0.2)	-78.6%

Other income/(expense)	$1.8	$1.1	$0.7	60.1%

Increase in interest and dividend income was primarily due to higher yield on investments during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase in interest and dividend income was partially offset by an increase in interest expense of $0.3 million related to the Credit Facility and the amortization of the related deferred financing cost.

Income Tax Expense. Income tax expense increased from $1.0 million during the three months ended September 30, 2014 to $7.6 million during the three months ended September 30, 2015. The effective tax rate increased from 14.2% during the three months ended September 30, 2014 to 33.3% during the three months ended September 30, 2015. The effective tax rate increased primarily due to higher income in the U.S. due to the reimbursement of disentanglement costs to Travelers during the three months ended September 30, 2014 and due to expiration of a tax holiday in some of our operating centers in India. Further, the effective tax rate increased due to a tax expense related to the taxability of certain foreign income in prior years during the three months ended September 30, 2015. (Refer to Note 13 to the unaudited consolidated financial statements for further details).

Net Income. Net income increased from $6.1 million for the three months ended September 30, 2014 to $15.2 million for the three months ended September 30, 2015, primarily due to an increase in income from operations of $15.4 million and in other income and foreign exchange gain of $0.3 million, partially offset by higher income tax expense of $6.6 million. As a percentage of revenues, net income increased from 5.0% for the three months ended September 30, 2014 to 9.2% for the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues.

	Nine months ended September 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Operations Management	$337.2	$285.6	$51.6	18.1%
Analytics and Business Transformation	125.4	78.4	47.0	59.9%

Total revenues, net	$462.6	$364.0	$98.6	27.1%

Revenue growth in Operations Management services of $51.6 million was driven by net volume increases from our new and existing clients of $16.9 million and revenues of $51.6 million from our Overland acquisition, offset by a decrease in revenues from Travelers of $12.5 million (net of $17.8 million of reimbursement of disentanglement costs) and $4.4 million due to the impact of the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenue growth in Analytics and Business Transformation services of $47.0 million was driven by increased revenues in our analytics services of $40.2 million (including $23.1 million from our RPM acquisition) and business transformation services of $8.8 million (including $4.8 million from our Blue Slate acquisition) due to increased business from existing clients as well as new client wins. The increase was partially offset by $2.0 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenues from new clients for business transformation services were $2.0 million and $4.2 million during the nine months ended September 30, 2015 and 2014, respectively.

Cost of Revenues.

	Nine months ended September 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Total revenues, net	$462.6	$364.0	$98.6	27.1%
Cost of revenues	296.8	241.2	55.6	23.1%

Gross profit	$165.8	$122.8	$43.0	35.0%

As a percentage of revenues	35.8%	33.7%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $45.2 million (including $39.4 million of employee-related costs related to our recent acquisitions). The increase of $5.8 million in employee-related cost is primarily due to annual wage increases of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $19.0 million, primarily related to our recent acquisitions. This increase was partially offset by a decrease in reimbursable expenses of $0.7 million, resulting in a corresponding decrease in revenues and a decrease of $7.8 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Gross Profit. Gross profit increased by $43.0 million, or 35.0% from $122.8 million for the nine months ended September 30, 2014 to $165.8 million for the nine months ended September 30, 2015. The increase is primarily due to higher revenues and depreciation of the Indian Rupee, the Philippine Peso and the U.K. pound sterling against the U.S. dollar. This increase was partially offset by higher cost of revenues during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Selling, General and Administrative (“SG&A”) Expenses

	Nine months ended September 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
General and administrative expenses	$57.4	$47.0	$10.4	22.2%
Selling and marketing expenses	35.7	28.8	6.9	24.0%

Selling, general and administrative expenses	$93.1	$75.8	$17.3	22.9%

As a percentage of revenues	20.1%	20.8%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $13.3 million (including $10.5 million of employee-related costs related to our recent acquisitions). The increase of $2.8 million in employee-related cost is primarily due to annual wage increments and an increase in our average headcount to support the increased business volumes. We also experienced an increase in our other SG&A expenses of $5.6 million (including $3.4 million related to our recent acquisitions). The increase in other SG&A was primarily due to an increase in our facilities costs in connection with our new operations centers in India and the Philippines and other travel and marketing related costs. This increase was partially offset by a decrease of $1.6 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Depreciation and Amortization.

	Nine months ended September 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Depreciation expense	$15.7	$15.5	$0.2	1.0%
Intangible amortization expense	7.5	4.5	3.0	66.9%

Depreciation and amortization expense	$23.2	$20.0	$3.2	15.6%

As a percentage of revenues	5.0%	5.5%

Depreciation and amortization expense increased $3.2 million, or 15.6% from $20.0 million for the nine months ended September 30, 2014 to $23.2 million for the nine months ended September 30, 2015. The increase in depreciation and amortization expense was primarily due to amortization of intangible assets associated with our recent acquisitions.

Income from Operations. Income from operations increased $22.5 million or 83.4% from $27.0 million for the nine months ended September 30, 2014 to $49.5 million for the nine months ended September 30, 2015. As a percentage of revenues, income from operations increased from 7.4% for the nine months ended September 30, 2014 to 10.7% for the nine months ended September 30, 2015, which is primarily due to higher gross margins, lower SG&A expense and depreciation and amortization expenses as a percentage of revenues during the nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

Foreign Exchange Gain /( Loss)

Net foreign exchange gains and losses are attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the nine months ended September 30, 2015. The average exchange rate of the Indian rupee against the U.S. dollar increased from 60.76 during the nine months ended September 30, 2014 to 63.68 during the nine months ended September 30, 2015. We recorded a net foreign exchange gain of $2.3 million for the nine months ended September 30, 2015 compared to a net foreign exchange loss of $0.3 million for the nine months ended September 30, 2014.

Interest and other income

	Nine months ended September 30,			Percentage change
	2015	2014	Change
	(dollars in millions)
Interest and dividend income	$5.0	$2.7	$2.3	84.5%
Interest expense	(1.0)	(0.3)	(0.7)	-195.0%
Others, net	0.3	0.4	(0.1)	-27.0%

Other income/(expense)	$4.3	$2.8	$1.5	51.9%

Increase in interest and dividend income was primarily due to higher yield on investments during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase in interest and dividend income was partially offset by an increase in interest expense of $0.9 million related to the Credit Facility and the amortization of related deferred financing cost.

Income Tax Expense. Income tax expense increased from $4.5 million during the nine months ended September 30, 2014 to $19.3 million during the nine months ended September 30, 2015. The effective tax rate increased from 15.3% during the nine months ended September 30, 2014 to 34.4 % during the nine months ended September 30, 2015. The increase in the effective tax rate was primarily due to immaterial errors related to prior years (individually as well as when aggregated) which were recorded during the nine months ended September 30, 2015, and resulted in an increase in income tax expense of $2.4 million (including $1.9 million related to the taxability of certain foreign income in those prior years for which we recorded a reserve for an unrecognized tax benefit). The effective tax rate further increased due to reversal of an unrecognized tax benefit of $2.2 million and lower income in the U.S. due to reimbursement of disentanglement costs to Travelers during the nine months ended September 30, 2014 and expiration of tax holiday in some of our operating centers in India and the Philippines during the nine months ended September 30, 2015 (refer to Note 13 to the unaudited consolidated financial statements for further details).

Net Income. Net income increased from $25.0 million for the nine months ended September 30, 2014 to $36.8 million for the nine months ended September 30, 2015, primarily due to an increase in income from operations of $22.5 million and an increase in other income and foreign exchange gain of $4.1 million, partially offset by higher income tax expense of $14.8 million. As a percentage of revenues, net income increased from 6.9% for the nine months ended September 30, 2014 to 8.0% for the nine months ended September 30, 2015.

Liquidity and Capital Resources

	Nine months ended September 30,
	2015	2014
	(dollars in millions)
Opening cash and cash equivalents	$176.5	$148.1
Net cash provided by operating activities	54.6	44.3
Net cash used for investing activities	(145.9)	(30.6)
Net cash provided by financing activities	9.5	0.8
Effect of exchange rate changes	(4.0)	(1.2)

Closing cash and cash equivalents	$90.7	$161.4

As of September 30, 2015 and December 31, 2014, we had $183.8 million and $188.1 million, respectively in cash and cash equivalents and short-term investments (including $121.2 million and $110.5 million, respectively held by our foreign subsidiaries). We do not intend to repatriate our overseas funds since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we need to continuously and permanently reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.

Operating Activities: Cash flows provided by operating activities increased from $44.3 million for the nine months ended September 30, 2014 to $54.6 million for the nine months ended September 30, 2015. Generally, factors that affect our earnings – including pricing, volume of services, costs and productivity – affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

The increase in cash flows provided by operations for the nine months ended September 30, 2015 was predominantly due to an increase in net income adjusted for non-cash expenses of $16.0 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was partially offset by an increase in working capital of $15.8 million during the nine months ended September 30, 2015 compared to an increase of $10.5 million during the nine months ended September 30, 2014.

Investing Activities: Cash flows used for investing activities increased from $30.6 million for the nine months ended September 30, 2014 to $145.9 million for the nine months ended September 30, 2015. The increase was primarily due to cash paid for the RPM acquisition (net of cash acquired) of $44.3 million, net increase in short term investments of $80.5 million (carried at fair value $79.2 million), partially offset by decrease in capital expenditure of $2.6 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and cash paid for Blue Slate acquisition of $6.2 million in the nine months ended September 30, 2015.

Financing Activities: Cash flows provided by financing activities increased from $0.8 million for the nine months ended September 30, 2014 to $9.5 million for the nine months ended September 30, 2015. The increase was primarily due to $20 million of net borrowings under the Credit Agreement (as described below in “– Financing Arrangements”), partially offset by an increase in cash paid for shares repurchases of $9.7 million during the nine months ended September 30, 2015.

We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $21.1 million of capital expenditures in the nine months ended September 30, 2015. We expect to incur capital expenditures of between $2 million to $5 million in the remainder of 2015, primarily to meet the growth requirements of our clients, including additions to our facilities as well as investments in technology applications and infrastructure. The timing and volume of such capital expenditures in the future will be affected by new client contracts we may enter into or the expansion of business under our existing client contracts.

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

Financing Arrangements (Debt Facility)

We and certain of our subsidiaries entered into the Credit Agreement, which became effective as of October 27, 2014. The Credit Agreement provides for a $50 million revolving credit facility and an option to increase the commitments under the Credit Agreement by an additional $50 million, subject to certain approvals and conditions as set forth in the Credit Agreement. We exercised the option under the Credit Agreement on February 23, 2015 and increased our credit facility to $100 million. As of September 30, 2015, we had a total debt of $70.0 million under the Credit Agreement. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of the Company and its subsidiaries and for acquisitions.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements or obligations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2015:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.5	$0.3	$—	$—	$0.8
Operating leases	8.7	8.3	3.5	1.1	21.6
Purchase obligations	3.4	—	—	—	3.4
Fair value of earn-out consideration	—	4.1	—	—	4.1
Other obligations(a)	2.1	3.5	2.8	3.6	12.0
Borrowings
Principal payments	10.0	—	60.0	—	70.0
Interest Payments(b)	1.1	2.1	1.1	—	4.3

Total contractual cash obligations(c)	$25.8	$18.3	$67.4	$4.7	$116.2

(a)	Represents estimated payments under the Gratuity Plan.
(b)	Interest on borrowings is calculated based on the effective interest rate during the nine months ended September 30, 2015.
(c)	Excludes $4.5 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 – “Recent Accounting Pronouncements” under Item 1 –“Financial Statements” to our unaudited consolidated financial statements contained herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended September 30, 2015, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2015. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the three months ended September 30, 2015, our management excluded an evaluation of the disclosure controls and procedures of RPM which we acquired on March 20, 2015. See Note 5 to our unaudited consolidated financial statements contained herein for details of our acquisitions.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2015, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	77,586	$36.28	77,586	$12,500,275
Aug 1, 2015 through Aug 31, 2015	72,985	36.99	72,985	9,800,240
Sep 1, 2015 through Sep 30, 2015	70,008	37.62	70,008	7,166,237

Total	220,579	$36.94	220,579	$—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 25, 2006).

3.2	Third Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 2, 2011).

10.1	Second Amendment to Credit Agreement, dated as of September 28, 2015, by and among the Company, the Loan Guarantors identified therein, JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the Lenders identified therein.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXLSERVICE HOLDINGS, INC.

Date: October 29, 2015	By:	/s/ VISHAL CHHIBBAR
Vishal Chhibbar Executive Vice President and Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)