Form 10-K
period 2015-12-31
ExlService Holdings, Inc.
filed 2016-02-26
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 001-33089
_________________________________________________________
EXLSERVICE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________

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
None
_________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of common stock held by non-affiliates was approximately $1,103,165,005.
As of February 22, 2016, there were 33,269,976 shares of the registrant’s common stock outstanding (including 129,638 shares of restricted stock), par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2015.

ITEM 1.     Business

ExlService Holdings, Inc. (“EXL”, “we”, “us", "our" or the "Company"), incorporated in Delaware in 2002, is a leading Operations Management and Analytics company that helps businesses enhance growth and profitability. Using our proprietary platforms, methodologies and tools we look deeper to help companies improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. We serve the insurance, healthcare, banking and financial services, utilities and travel, transportation and logistics industries, among others. Headquartered in New York, we have more than 24,000 professionals in locations throughout the United States, Europe, Asia (primarily India and the Philippines), Latin America, Australia and South Africa.
Our operating segments are significant strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Effective for the quarter and year ended December 31, 2015, we merged two of our operating segments (Operations Consulting and Finance Transformation, previously part of the Analytics and Business Transformation reportable segment) into the Consulting operating segment to reflect recent organizational changes. We have also revised our reportable segments to reflect management’s focus on the Analytics operating segment. All our other operating segments have been aggregated into the Operations Management reportable segment. The March 2015 acquisition of RPM Direct LLC and RPM Data Solutions, LLC (together “RPM”) is included in the Analytics operating segment.
Our new reportable segments are as follows:

•	Operations Management, and

•	Analytics.
We have restated the segment information for all prior years presented herein to conform to the current presentation. This change in segment presentation does not affect our consolidated statements of income, balance sheets or statements of cash flows.We do not allocate assets by operating segment, although our operating segments do manage and control certain assets. For further descriptions of our operating segments, including financial information regarding revenues and cost of revenues, see Note 3 of the notes to consolidated financial statements in this annual report.
Operations Management
Our Operations Management solutions typically involve the transfer to EXL of select business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage those operations for our client on an ongoing basis. We use a focused industry vertical approach to provide a suite of integrated solutions to organizations in the insurance, healthcare, banking and financial services, utilities, and travel, transportation and logistics industries in addition to providing finance and accounting and consulting solutions across multiple industries. Our Operations Management solutions represented 80.6% of EXL’s revenues in 2015.
The key differentiators and salient features of our Operations Management solutions include our agile operating and delivery model utilizing domain expertise and process excellence, the Business EXLerator FrameworkTM, our ability to deploy a Business Process-as-a-Service (“BPaaS”) delivery model, business process automation (including robotics), consulting-driven transformation and our industry vertical focused approach.

The Business EXLerator FrameworkTM is our integrated approach to operations management which enables us to drive better customer outcomes by using advanced automation (such as robotics), workflow management, data visualization and embedded analytics. Inbuilt analytics provides superior decision-making and prioritization to facilitate input optimization and better business outcomes. The Business EXLerator FrameworkTM correlates data from multiple sources to create actionable insights for front-line operations and customer service executives and makes use of embedded technology tools, applications and platforms in our clients’ operations. We develop and adopt industry-specific best practices and operational benchmarks to allow us to measure and compare our operation management services to these benchmarks.
While the majority of our Operations Management services are provided to clients using client-owned or licensed technology platforms, we increasingly deliver our solutions using a BPaaS delivery model. The BPaaS delivery model includes the provision of a technology platform along with process management services. The service offering typically requires lower capital outlay, is faster to implement and is priced based on the number of transactions or usage by the client. These solutions may use standardized and shared technology and operational delivery infrastructure enabling us to leverage technology and infrastructure investments across multiple clients.
Insurance: We are a leader in servicing the insurance industry and currently serve property and casualty (“P&C”) insurance, life insurance, disability insurance, annuity and retirement services companies. We have expertise in the areas of claims processing, subrogation, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business processing, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey, and customer service. In 2015, the research firm Everest Group ranked EXL as a “Leader” in the both U.S. “Property & Casualty Insurance BPO PEAK Matrix™ Assessment 2015”and the U.S. "Life and Pensions Insurance BPO market".

We have intensified our use of proprietary technology tools and platforms to provide increasingly complex services to the insurance industry. Research group HfS placed us in the Winner’s Circle in the domain of providing Insurance-As-a-Service in 2015. Additionally, we were awarded the “XCelent Award for Customer Base” in Celent’s “North American Policy Administration Systems 2015: Life, Annuities, Pension, and Health ABCD Vendor View”. We have invested in creating BPaaS solutions for the insurance industry through several of the acquisitions we have made and by building in-house technology platforms. In 2015, we continued to develop and deploy new platforms that provide distinctive services to our clients. In support of our claims management offering, we introduced a medical bill review capability that, used in conjunction with our medical record summarization product, provides a comprehensive view of medical claims. Bills are evaluated for relevancy and accuracy.
Our Insurance solutions include:

Insurance
New business and agency management	Policy administration	Claims management	Premium audit, billing and accounting	Technology platforms
> Coverage and quote generation > Underwriting rules and data review > Policy setup and issuance > New agent setup > Commissions management > Debt management > Underwriting surveys	> Customer service > Renewals > Lapses and reinstatements > Conversions > Cancellations > Disbursements > Withdrawals and loans > Mailroom > Transfers	> First notification of loss > Categorization and claims indexing > Coverage and eligibility verification > Adjudication > Settlement > Abandoned property > Third-party fault > Subrogation > Fraud detection
> Billing and remittance
> Premium administration
> Account reconciliation
> Premium audit
> General ledger accounting

Legal Support
> Contract and abstraction management
> Legal research
> Administrative support
> Compliance services

> EXL LifePRO® policy administration platform
> Subrosource®: Subrogation recovery platform
> MedConnectionTM: Medical record summarization tool
> AuditStream® Premium audit platform
> Castle High Value Surveys®

Healthcare: We offer operations, clinical and administrative management solutions for the rapidly changing healthcare industry, (primarily serving U.S.-based healthcare payers and providers). Our service offerings include: care management/population health solutions, payment integrity, revenue optimization and customer engagement. Our service offerings focus on addressing the market need for improved healthcare outcomes, reduced costs and improved access to the healthcare system. To support our clients’ business objectives, we have over 1,500 clinical and non-clinical professionals globally.
We provide clinical care management services for our clients’ commercial, Medicare, Workers Compensation and disability products and programs. We deliver business process support for utilization management, disease management, claims, healthy lifestyle coaching, pharmacy management, payments, member and provider services, special investigations, HEDIS, and revenue cycle management. Accreditation and training are critical requirements for superior delivery of our services. Our delivery facility in Manila, Philippines, has received the Utilization Review Accreditation Commission’s Health Utilization Management accreditation. We operate our own Healthcare Academy to assure our clinicians stay up to date on clinical expertise and skills training, healthcare, service delivery, and overall healthcare industry trends. We also employ a Chief Medical Officer and Chief Actuarial Officer in order to further our understanding of the key issues confronting our healthcare clients. We were named in the Winner’s Circle in HfS Blueprint Report: Population Health Care Management Business Services and in HfS Blueprint for Healthcare Payer Operations in 2015.
We offer BPaaS, SaaS and platform BPO solutions designed to serve the healthcare industry as well as proprietary technology platforms. EXL’s CareRadius® and MaxMCsm applications connect payers, providers and members with critical clinical information, and automates a payer's operations to increase efficiencies across all aspects of care management. Currently, our CareRadius® and MaxMCsm applications run care management functions that affect over 49 million lives in the United States.
Our Healthcare solutions include:

Healthcare
Global clinical operations	Home Services	Portfolio and Energy Balancing
> Commercial services
      +  Pre- and post-utilization services
      + Preventive services
      + Clinical support
> Medicare operations
> Pharmacy operations
> Disability operations
> Workers’ compensation operations
> Benefit management
> Long-term care
	> Policy administration > Claims management > Billing and collections > Customer service support	> CareRadius® medical management platform > MaxMCsm medical management platform

Utilities: EXL’s utilities solutions enhance operating models, improve customer experience, reduce costs, shorten turnaround time and simplify compliance. We manage utilities operations across the customer life cycle, from acquisition and home moves to billing, meter exchanges, annual service visits, debt recoveries and withdrawals. We have also supported multiple SAP implementations by designing, testing, piloting and stabilizing new platforms.
Our Utilities solutions include:

Utilities
Customer Journeys	Debt Management	Third Party Intermediaries	Home Services	Customer Services	Portfolio and Energy Balancing
> Business to Consumer (B2C) and Business to Business (B2B)
> Join – Account Setup
> Move – Home / Business move
> Billing – Meter read and Billing management
> Metering – Exchange and Meter Asset Management
> Payments – Direct Debit Reassessment
> Leave - Withdrawals
	> Inbound and Outbound Collections (B2C & B2B) > Skip Tracing > Debt Back Office Operations: Warrant Checking and Planning > Field support > Insolvency	> Flow management > Meter configuration > Meter read validation > Smart meter read retrieval > Agent appointment / de-appointment > Settlement and Reconciliation > Supplier Queries > Supporting Field Jobs	> Account Set up > Billing and Payment > Service Management > Customer Account Management > Leave > Customer Enquiries > Contract Management > Complaints Management	> Web and e-mail correspondence > Customer complaints management > Metering appointment bookings	>Imbalance Payment Reconciliation >Vacant Property Portfolio Review >Unbilled and Portfolio mismatch >Asset Reconciliation

Banking and Financial Services: We service and process banking operations for a wide variety of financial services products, including residential mortgage lending, retail banking and credit cards, commercial banking and investment management. EXL has assisted global banking and financial institutions with improving their operations by enabling clients to identify regulatory and compliance gaps, develop remediation plans and solutions, and track ongoing performance. EXL uses proprietary business intelligence tools to provide workflow management, transaction monitoring, and management information and reporting to enhance transparency in regulatory and management reporting.  We were named a “Major Contender” in Everest Group’s “Banking BPO - Service Provider Landscape with PEAK Matrix™ Assessment 2015” and a leader in the “IDC MarketScape: Worldwide Finance And Accounting BPO Services Vendor Assessment Report.”
Our Banking and Financial Services solutions include:

Banking and Financial Services
Mortgage Processing	Retail banking and credit cards	Commercial banking	Investment management
> Origination > Underwriting and Closing > Post funding servicing > New agent setup > Escrow administration > Debt management > Secondary market services	> Customer acquisition > New account setup > Transaction processing > Underwriting support > Credit management > Fraud management > Marketing analytics > Model validation	> Customer acquisition and loan origination > Application processing and underwriting > Customer and account management > Electronic document management	> Cash management and treasury > Portfolio reconciliation > Fund accounting > Investor reporting > Portfolio performance analysis and reporting > Risk management
Travel, Transportation and Logistics: We manage and seek to improve operational and financial functions for clients in the travel, transportation and logistics industries. We provide front-, middle- and back-office services to companies in the corporate and leisure travel management industry. In addition, we have expertise in processing transportation and logistics transactions, including supply chain management, warehousing, transportation management and international logistics services.

Our Travel, Transportation and Logistics solutions include:

Travel, transportation and logistics
Travel fulfillment	Client and supplier settlement	Travel accounting and reporting	Customer service	Transportation & supply chain operations	Revenue management
> Reservation processing > Ticketing and invoicing > Back office interface > Agency debit memos > Refunds processing	> Airline settlements > Non-airline settlements > Client billing > Receivables management	> Sales, supplier and revenue tracking and accounting > Groups and event accounting > Month end accounting > Balance sheet reconciliation > Business reporting and benchmarking	> Travel reservations > Freight appointment > Delivered not invoiced management > Proof of delivery and bills of lading > Cargo claims > Macro processing
> Network optimization
> Terminal/ distribution center performance management
> Freight bill entry
> Track and trace
> Carrier scorecards
> Vessel operations
> Administrative support for ocean transport
> Transportation analytics

> Revenue leakage > Freight classification > Freight bill and payment audits > Cash application > Sales analytics
Finance and Accounting: We provide Operations Management solutions to finance organizations through our finance and accounting (“F&A”) center of excellence. We provide integrated end-to-end F&A services across an array of F&A processes including procure to pay, order to cash, hire to retire, record to report, regulatory reporting, financial planning and analysis, audit & assurance, treasury and tax processes. Our F&A Operations Management solutions are provided to clients across a broad spectrum of industries. We also provide industry specific F&A services across our key F&A verticals including Insurance & Healthcare, Financial Services, Utilities and Travel, Transportation and Logistics. We also provide integrated BPaaS solutions in the procure to pay, order to cash and record to report areas through our proprietary technology platforms or through our strategic partnerships with third party technology platform providers.

Our Finance and Accounting solutions include:

Finance and Accounting
Procure to pay	Order to cash	Hire to retire	Record to report	Treasury and taxes
> Sourcing strategy > Procurement > Invoice capture and processing > Disbursements > Spend analysis > Contact and data services > Master data management > T&E processing	> Order entry and fulfillment > Master data management > Billing > Deductions management > Credit and collections > Cash applications > Contact and data services	> Payroll processing > Benefits administration > Workplace administration > Stock option and pension accounting > Employee master data management > Contact and data services	> General accounting > Intercompany accounting > Fixed asset accounting > Reconciliations > Period-end close > Specialized accounting > Financial and statutory reporting	> Cash forecasting and management > Direct taxes > U.S. tax reporting and statutory compliance > International and U.S. federal, state and municipal taxes
Consulting
Our Consulting services, which includes operations consulting and finance consulting, provides industry-specific expertise that helps our clients deliver process innovation, design optimal operating models that deal with rapidly changing market environments, and manage change in the regulatory and compliance landscape. We provide a broad range of consulting services that include process optimization, benchmarking and performance management and Business Process Automation. Utilizing Lean and Six Sigma methodologies, we advise our clients on enhancing operational effectiveness, driving cost reduction initiatives, business process automation and subsequently managing the implementation of our recommendations through the use of innovative technologies, data integration and analytics.
Our finance consulting business specializes in serving the finance and accounting function across a range of industries. Many of our professionals who provide these services are certified accountants, internal auditors and process and technology experts. Our finance consulting services include governance, risk and compliance, finance accounting support, finance organizational design, finance process optimization, and finance systems advisory.

Our Consulting services include:

Operations Consulting
Strategic operations design	Strategic cost transformation	Operations performance improvement	Operational innovation
> Target operating model design > Shared services design > Captive design > Post merger integration > Governance model design	> Full service cost optimization > Cost transparency analysis > Capacity/demand management > Channel optimization > Expense analysis	> Waste reduction consulting > Productivity improvement consulting > Business process automation > Service metrics design	> Golden Template/ Ideal State consulting > Best practices consulting > Benchmarking
Operational excellence enablers
> Change management and learning > Six sigma operating environment implementation > Strategic resourcing (Six sigma black belts, migration, project management ownership, change management resourcing)		> Operations assessment and solutioning > Program management > Process documentation/mapping

Finance Consulting
Governance, risk and compliance	Finance Accounting Support	Finance organization design	Finance process optimization	Finance systems advisory
> Internal audit > Regulatory compliance > Audit analytics and CCM solutions > Compliance optimization	> Controllership support > Remediation, PMO and special projects > Book close and financial reporting	> Finance function diagnostic > Opportunity identification > Shared services advisory	> Working capital > Financial close > Financial reporting > Management reporting > Financial planning and analysis	> Requirements analysis > Systems assessment and selection > Implementation support and PMO > Systems assurance

Analytics
Our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ business. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management. The EXL Analytics team comprises over 1,800 professionals. Analytics represented 19.4% of EXL’s revenues in 2015.
We help our customers leverage internal and external data sources, enhance their data assets, identify and visualize data patterns, and utilize data-driven insights to improve their effectiveness. Our services for our customers include -
•Identification, cleansing, matching and use of structured, semi-structured and unstructured data available both internally to our customer’s organization and externally
•Deployment of analytics professionals and data scientists who utilize analytics tools, cutting edge statistical techniques and methodologies in ways designed to help customers better understand their data to generate actionable business insights
•Design and Implementation of solutions enabling data visualization and management reporting enabling business users to segment, drill-down, and filter data
•Integration of data insights and predictive models in the real-time decision making processes to drive measurable business impact
Our Analytics engagements span both project work and longer-term annuity arrangements where EXL provides ongoing analytics modeling and services for a year or more. We utilize domain and industry knowledge related to the business problem being considered to support these Analytics engagements.
We opened a new Analytics Center of Excellence in 2015 in Gurgaon, India with a capacity of 950 seats, dedicated to providing best in class management reporting, advanced analytics, predictive modeling and data management services. In 2015, we acquired RPM which specializes in analyzing large consumer data sets to segment populations, predict response rates, forecast customer lifetime value and design targeted, multi-channel marketing campaigns. RPM focuses on the insurance industry, including P&C, life and health. RPM maintains and supports data on over 235 million consumers and 120 million U.S. households. The quantity and combination of data attributes managed by RPM drives optimal, data-driven decision-making and enables it to build models that analyze prospects individually. RPM also employs proprietary predictive analytics and domain-specific pattern recognition algorithms to deliver results through a flexible, on-demand service model.
Our Analytics business is structured by business verticals. Our Analytics solutions for each of the Banking and Financial Services, Healthcare and Insurance industries include:

Banking and Financial Services
Retail banking	Commercial banking	Investment banking / management
> Application and transaction fraud management
> Transaction processing
> New account acquisition / setup
> Complaint management/contact center analytics
> Portfolio analytics
> Marketing analytics
> Model development
> Model validation
> Model documentation
> Comprehensive Capital Analysis and Review submission support

> Customer acquisition and loans origination
> Application processing and underwriting
> Customer and account management
> Electronic documentation management
> Screening Solution Implementation
> Anti-money laundering model validation

> Cash management and treasury > Portfolio reconciliation > Investor reporting > Portfolio reporting > Reconciliation and payments > Collateral tracking > Risk management

Healthcare
Actuarial	Claims	Informatics	CRM and Marketing Analysis	Medical cost and care management	Operational Effectiveness
> Pricing Support, Durational analysis > Reserving support > Actuarial and Underwriting tools development > Regulatory Reporting > Rating support, Benefit indexing	> Claims overpayment identification and recovery > Rework evaluation and reduction strategies > Forecasting and resource management > Fraud detection > Litigation Propensity	> Population Risk Assessment > Plan sponsor Information and consulting > Provider performance management > Custom Informatics	> Developing and maintaining comprehensive data asset > Acquisition, Up-sell, Cross-sell and Retention campaigns > Assessing effectiveness of marketing campaigns > Health Data Management
> Network Management Support
> Medical and pharmacy cost trends
> Predicting health events
> Determining enrollment propensity
> Care Management program effectiveness
> Accountable Care Organization reporting and analytics

> First Contact Resolution > Call root cause analysis > Forecasting > Capacity planning > Service center management > Process optimization

Insurance
Marketing and Agency Management	Actuarial	Servicing and Operations	Customer Management	Claims and Money Movement
> Media Mix Optimization
> Agency Segmentation
> Agency / Broker Productivity Improvement
> Reward and Compensation Plan Optimization
> Campaign Design, Management and Tracking
> Response and Conversion Modeling

> Class plan development
> Price optimization
> Rate Filings
> Economic and Capital modeling
> Underwriting support
> Portfolio Analysis (Loss Modeling, Risk Transfer Pricing)
> Standard report generation
> Loss reserving studies
> Predictive modeling – Pure premium, General Linear Model, Bayesian and others
> Catastrophe Modeling

> Contact Center Cost Reduction
> Capacity planning
> Call Volume Forecasting and Optimal Agent Scheduling
> Improved Cross-sell Efforts
> Tiered Servicing
> Outbound Call Optimization
> Process Controls
> Interactive Voice Response optimization

> Customer Retention and Loyalty Improvement
> Lifetime Value Estimation
> Cross-sell and Up-sell
> Digital and Web analytics
> Recoveries Optimization
> Bad Debt Mitigation
> Net Promoter Score analytics
> Social Media and Social Network Analysis

> Claims Severity and Frequency Estimation
> Fraud Detection and Prevention- Special Investigations Process Optimization
> Claims Process Optimization and Transformation
> Disability Claims Analytics
> Subrogation Optimization
> Expense Management
> Claims triage
> Mining claim adjustor notes

Geographic and Segment Information
Please see the disclosures in Notes 3 and 15 to our consolidated financial statements for segment and geographic information regarding our business.
Business Strategy
We are a leading operations management and analytics company that help businesses enhance growth and profitability. Specific elements of our strategy include:
Deploying our Business EXLerator FrameworkTM in Operations Management
In servicing our Operations Management clients, we differentiate ourselves by using our proprietary and award-winning Business EXLerator FrameworkTM, which is a proprietary delivery model that incorporates industry benchmarks, advanced automation, Lean Six Sigma methodologies, BluePrint methodology, analytics and technology to provide significantly improved business outcomes. Where we have successfully deployed the Business EXLerator FrameworkTM, we have experienced significant increases in the efficiency, accuracy and effectiveness of client operations while simultaneously mitigating risk, creating value and generating business impact. Business EXLerator has helped EXL win new clients as well as increase satisfaction with existing clients. Advanced automation is another key element where we leverage proprietary and partner technologies to drive eliminate work and provide a step-change in the degrees of automation (such as robotics) embedded within the process.
Developing Business Process as a Service (“BPaaS”) Solutions
We have increased our investment and focus in developing BPaaS and technology-enabled product solutions. We believe we are well-positioned to shift part of our servicing model in niche Operations Management services, from our current model to a BPaaS servicing model that offers an integrated technology platform with operations management services. BPaaS services are typically delivered using a transaction-based or outcome-based pricing model and can minimize a client’s initial capital investment on technology. In addition to proprietary solutions, we intend to enter into additional partnerships to develop and take-to-market new BPaaS solutions.
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
Extending Our Industry Expertise
We intend to further extend our knowledge and capabilities in the industry verticals we serve in order to enhance our reputation as a leading provider of business process solutions. By focusing on transitioning and managing more complex and value-enhancing services we can enhance our capability to serve our clients. In order to market our base of experience externally, we intend to produce additional primary research and opinion pieces in order to enhance our reputation as industry thought leaders.
Recruiting, Training, and Retaining the Most Talented Professionals
We have instituted an integrated talent management framework through active collaboration between our recruitment, capability development and business HR functions. We deploy innovative methods to recruit, train and retain our skilled employees. We intend to focus on recruiting the right talent and develop them further on relevant competencies through our learning academies, rigorous promotion standards, industry-specific training and competitive compensation packages that include incentive-based compensation. We supplement our scope of operations experience with several industry-specific domain academies to enhance the specialization quotient of our employees.

Cultivating Long-term Relationships and Expanding our Client Base
We continue to maintain our focus on cultivating long-term client relationships as well as attracting new clients. We believe there are significant opportunities for additional growth within our existing clients, and we seek to expand these relationships by:

•	Increasing the depth and breadth of the services we provide across new client business, functions and geographies

•	Offering the full suite of EXL services that includes operations management, analytics, consulting and technology

•	Supporting our clients’ geographic expansion leveraging our global footprint
We intend to build a portfolio of Fortune 500 and Global 2000 companies in our focus industries that have the most complex and diverse processes and, accordingly, stand to benefit significantly from our services. We also intend to initiate long-term relationships with medium-sized companies in our focus industries leveraging our BPaaS and technology offerings.
Expanding our Global Delivery Footprint and Operational Infrastructure
We intend to further expand and invest in our network of delivery centers to service our clients. In 2015, we opened new operations centers in Gurgaon, India, Bogota, Colombia and Cape Town, South Africa and a sales office in Sydney, Australia. In 2015, the acquisition of RPM added an office in Lambertville, New Jersey.
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
Operations Management
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
According to India’s National Association of Software and Service Companies (“NASSCOM”), an industry trade organization, exports from India in the information technology and BPM industry are expected to grow at 12.3% year-over-year in the fiscal year ending March 31, 2016 and expects 10%-12% growth in the fiscal year ending March 31, 2017. According to International Data Corporation, (“IDC”), an industry market intelligence advisory firm, BPM should grow at over 14% from 2015-2018.
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
Analytics
We believe the demand for Analytics solutions in many of our key verticals, including banking and financial services, insurance and healthcare, is growing strongly and will continue to do so for the next several years. According to NASSCOM, Analytics services outsourcing growth is expected to be 14.3% from a $42 billion market in 2012 to $71 billion in 2016. India has emerged as a leading delivery location for analytics, driven by a large quantitatively-trained workforce and attractive cost efficiencies, as compared to other locations.

Sales, Marketing and Client Management
We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting and EXL consulting. Our sales and client management teams operate from the U.S., Europe and Australia and are supported by our business development team.
Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, analyst relations and rankings, lead generation, knowledge management, content development, campaign management, digital/web presence, brand awareness and participation in industry forums and conferences. As of December 31, 2015, we employed nearly 100 sales, marketing, business development and client management professionals with the majority of them based in either the U.S. or Europe. Our professionals generally have significant experience in business process solutions, technology, operations, analytics and consulting.
Clients
EXL generated revenues from over 700 clients in 2015 and over 600 clients in 2014.
Our top three, five and ten clients generated 17.3%, 25.0% and 40.5% of our revenues, respectively, in 2015. Our top three, five and ten clients generated 20.5%, 29.4% and 47.4% of our revenues, respectively, in 2014. No client accounted for more than 10% of our total revenues in 2015 or 2014. While we have reduced our revenue concentration with our top clients and are developing relationships with new clients to diversify our client base, we believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors-Risks Related to Our Business-We have a limited number of clients and provide services to a few industries.”
Our long-term relationships with our clients typically evolve from providing a single, discrete solution or process into providing a series of complex, integrated processes across multiple business lines. For Operations Management services, we enter into long-term agreements with our clients with typical initial terms of between three and five years. Agreements for Analytics services are either project based or having shorter initial terms, which are typically between one to three years. Each agreement is individually negotiated with the client.
Competition
Competition in the BPM services industry is intense and growing. See “Item 1A. Risk Factors-Risks Related to Our Business-We face significant competition from U.S.-based and non-U.S.-based BPM and information technology (“IT”) companies and from our clients, who may build shared services centers to perform these services themselves, either in-house, in the U.S. or through offshore groups or other arrangements.” Many companies, including certain of our clients, choose to perform some or all of their customer-facing and back-office processes internally, utilizing their own employees to provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes management is that we provide companies the opportunity to focus on their core products and markets while we focus on service delivery and operational excellence. We compete primarily against:

•	BPM service companies with delivery capability in offshore locations, particularly India, such as Genpact Limited and WNS (Holdings) Limited;

•	BPM divisions of large global IT service companies, such as Accenture, Cognizant Technology Solutions, Infosys and Tata Consultancy Services;

•	Niche providers that provide services in a specific geographic market, industry or service area such as analytics or healthcare; and

•	Leading accounting and management consulting firms.
We compete against these entities by working to establish ourselves as a service provider with deep industry expertise, strong client relationships, leading industry talent, superior operational and process capabilities, differentiated technology and BPaaS solutions, and sophisticated analytic and consulting capabilities, which enable us to respond rapidly to market trends and the evolving needs of our clients.

Intellectual Property
Our principal intellectual property consists of, proprietary and licensed platforms, trade secrets, know-how of our management and employees, trademarks, copyrighted software and other materials, patents and pending patent applications. We have several registered trademarks and logos and pending trademark applications with the U.S. Patent and Trademark Office and certain foreign jurisdictions. We consider our business processes and implementation methodologies to be trade secrets or confidential proprietary information. Clients and business partners sign nondisclosure agreements requiring confidential treatment of our information. Our employees are required to sign work-for-hire and confidentiality covenants as a condition to their employment.
In addition to our own proprietary and licensed software, tools and methodologies, to provide our services we use software licensed by us from third parties, as well as software licensed by our clients from third parties and available on their systems. We customarily enter into licensing and nondisclosure agreements with our clients and third parties with respect to the use of their software systems and platforms.
Our contracts usually specify that EXL will use or develop proprietary tools during a client engagement that will be owned by EXL, or may provide that intellectual property created during an engagement for a client will be considered to be “work for hire” for the client, but we typically retain a license or future rights with respect to such work product.
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
We seek to protect our clients’ information and adhere to information security and data privacy standards. In 2015, EXL received an award for excellence in information security by industry association NASSCOM and the Data Security Council of India (“DSCI”). This award recognized EXL as an “industry leader” in the BPM category for our industry initiatives in information security.
According to the needs of our clients as well as the regulatory requirements of the geographies in which we operate, most of our delivery centers are certified in regard to quality, information security and employee safety, such as the ISO 9001:2008 standard for quality management system, the ISO 27001:2013 standard for our information security management system and the OHSAS 18001:2007 standard for our occupational health and safety management system. Some of our centers in the Philippines and certain client processes in other operation centers in India are certified as compliant with the Payment Card Industry Data Security Standard 3 (PCI-DSS) requirements. Our South Africa delivery center is also certified to latest PCI-DSS v3.1 requirements. We engage independent firms to conduct General Controls and business process specific SSAE 16 (SOC I - Type II) assessments.
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
We have a robust, wide area network and international telecommunications capacity to support our global business operations. Our infrastructure is built to industry standards, leveraging leading technology providers and partners. Our business continuity management includes plans to mitigate and manage operational risks by building resilience and redundancy in our telecommunications and network infrastructure, applications and IT infrastructure, utilities and power, and trained talent across our service delivery locations.

Employees
As of December 31, 2015, we had a headcount of approximately 24,100 employees, with approximately 17,200 employees based in India and approximately 4,400 employees in the Philippines. We have approximately 1,700 employees in the U.S, 100 employees in the U.K., and 700 employees in the Czech Republic, Bulgaria, Romania and other geographies. None of our employees are unionized. We have never experienced any work stoppages and believe that we enjoy good employee relations.
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
We offer our employees competitive compensation packages that include incentive-based compensation and offer a variety of benefits that vary by facility, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within some of our operations centers. Our attrition rate for employees who had been with EXL for more than 180 days was 33.3% and 32.3% for the years ended December 31, 2015 and 2014, respectively. As competition in our industry increases, our turnover rate could increase. See “Item 1A. Risk Factors-Risks Related to Our Business-We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”
Capability Development and Training
We have a strong focus on the capability development and training of our employees. We have built up a world class global learning capability, which we believe acts as a crucial differentiator for us in the marketplace and amongst our employees. Our learning and development teams partner with business units and corporate functions to create an integrated talent development process focusing on skill development, the needs of our clients and industry certification. This creates thought leaders with high industry acumen who are better able to address our clients’ requirements. We also provide a career linked learning path to our employees from new hires to tenured employees to senior levels of leadership. We have created several proprietary academies to enhance our domain expertise in our employees and to build specialization, across our verticals including our Insurance Academy, Travel Academy, Finance and Accounting Academy, Healthcare Academy and our Analytics Academy.  Our training includes behavioral and functional components to enhance and ensure job readiness as well as also boosting ongoing productivity and effectiveness. We have a global presence catering to the specific learning requirements of each geography. We provide learning through our blended learning methodology comprising of classroom, on the job coaching and technology led learning.
Regulation
Because of the diverse and highly complex nature of our service offerings, our operations are subject to a variety of rules, regulations and statutes in the countries where we have operations and where we deliver services. Several U.S. and foreign federal and state agencies regulate aspects of our business. In addition, our clients may contractually require that we comply with certain rules and regulations that are applicable to their specific industry. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties, which could have a material adverse effect on our operations.

We are one of the few service providers that can provide third-party administrator insurance services from India and the Philippines and are currently able to provide such services for 45 states and 16 states, respectively. Additionally, we are licensed or otherwise eligible to provide third-party administrator services in all states within the U.S. Certain of our debt collection, utilization review, workers compensation utilization review and telemarketing services require us to maintain licenses in various jurisdictions or require certain categories of our professionals to be individually licensed. Our facility in Manila, Philippines, is accredited by Utilization Review Accreditation Commission (“URAC”), a leading healthcare and education accreditation organization. We continue to obtain licenses required from time to time by our business operations.
Our operations are also subject to compliance with a variety of other laws, including the U.S. federal and state regulations that apply to certain portions of our business such as the Fair Credit Reporting Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economics and Clinical Health Act of 2009 (“HITECH”), the Truth in Lending Act, the Fair Credit Billing Act, the Federal Trade Commission Act and Federal Deposit Insurance Corporation rules and regulations. We must also comply with applicable regulations relating to health and other personal information that we process as part of our services. Additionally, our client contracts may specify other regulatory requirements we must meet in connection with the services we provide. We provide our employees with training for applicable laws and regulations.
We benefit from tax relief provided by laws and regulations in India and the Philippines. Regulation of our business by the Indian government affects us in several ways. During the last several years, we either established or acquired new centers that are eligible for tax benefits under the Special Economic Zones Act, 2005 (the “SEZ Act”). The SEZ Act introduced a 15-year tax holiday scheme for operations established in designated special economic zones (“SEZs”). Under the SEZ Act, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ Act provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future. See “Item 1A - Risk Factors - Risks related to the International nature of our business - Our financial condition could be negatively affected if foreign governments introduce new legislation, reduce or withdraw tax benefits and other incentives currently provided to companies within our industry or if we are not eligible for these benefits.”
We also benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The Company registered with the Philippines Economic Zone Authority (“PEZA”) and is inter-alia, eligible for income tax exemption for four years. This exemption incentive may be extended in certain instances upon fulfillment of certain conditions. Following the expiry of the tax exemption, income generated from centers in Philippines will be taxed at the prevailing annual tax rate, which is currently 5.0% on the gross income.
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
Global economic and political conditions affect our clients’ businesses and the markets they serve. The domestic and international capital and credit markets have been experiencing volatility and disruption for the past several years, resulting in uncertainty in the financial markets in general, which includes companies in the banking, financial services and insurance industries to which we provide services. Although there has been recent improvement in general economic conditions in these industries, there can be no assurance that the economic environment will continue to improve. Our business largely depends on continued demand for our services from clients and potential clients in these industries. Adverse developments in these industries or any other select industries to which we provide services could further unfavorably affect our business. In particular, we currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the U.S. Any future decreases in the general level of economic activity, such as decreases in business and consumer spending, could result in a decrease in demand for our services, particularly our analytics and consulting services, thus reducing our revenues. Weakness in the U.S. labor could also adversely affect the demand for our services. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services to decline.
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
Our client contracts contain certain termination and other provisions that could have an adverse effect on our business, results of operations, financial condition and cash flows.
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
A number of our contracts allow the client, in certain limited circumstances, to request a benchmark study comparing our pricing and performance with that of an agreed list of other service providers for comparable services. Based on the results of the study and depending on the reasons for any unfavorable variance, we may be required to make improvements in the services we provide or reduce the pricing for services on a prospective basis to be performed under the remaining term of the contract or our client could elect to terminate the contract, which could have an adverse effect on our business, results of operations, financial condition and cash flows. Many of our contracts contain provisions that would require us to pay penalties to our clients and/or provide our clients with the right to terminate the contract if we do not meet pre-agreed service level requirements or if we do not provide certain productivity benefits. Failure to meet these requirements or accurately estimate the productivity benefits could result in the payment of significant penalties by us to our clients which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows. Some of our contracts with clients specify that if a change of control of our company occurs during the term of the contract, the client has the right to terminate the contract. These provisions may result in our contracts being terminated if there is such a change in control, resulting in a potential loss of revenues. In addition, these provisions may act as a deterrent to any attempt by a third party to acquire our company.
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

We typically enter into long-term contracts with our clients, and our failure to accurately estimate the resources and time required for our contracts may negatively affect our revenues, cash flows and profitability.
The initial terms of our operations management contracts typically range from three to five years. In many of our operations management contracts we commit to long-term pricing with our clients and therefore bear the risk of cost overruns, completion delays, wage inflation and adverse movements in exchange rates in connection with these contracts. If we fail to estimate accurately the resources and time required for a contract, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues, cash flows and profitability may be negatively affected.
Consistency in our revenues from period to period depends in part on our ability to reflect the changing demands and needs of our existing and potential clients. If we are unable to adjust our pricing terms or the mix of products and services we provide to meet the changing demands of our clients and potential clients, our business, results of operations, financial condition and cash flows may be adversely affected.
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
Our profitability is largely a function of the efficiency with which we utilize our assets, in particular our people and our operations centers, and the pricing that we are able to obtain for our services. Our asset utilization levels are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, attract, train and retain employees, forecast demand for our services and maintain an appropriate headcount in each of our locations, as well as our need to dedicate resources to employee training and development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, substantial price competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, our ability to estimate resources for long-term pricing, margins and cash flows for long-term contracts and general economic and political conditions. Therefore, if we are unable to appropriately price our services or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations, cash flows and financial condition.
Our analytics and consulting services are cyclical and based on specific projects involving short-term contracts.
Our analytics and consulting services are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of legislation applicable to our clients could have a significant impact on certain service offerings of our analytics and consulting services business.
In addition, our project based analytics and consulting services consists of contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from providing analytics and consulting services.

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
Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations. We have several operations centers in India, the U.S., the Philippines and an operations center in each of South Africa, Colombia, Bulgaria, Romania, and the Czech Republic. Further, we acquired multiple regional offices in the U.S. as part of our acquisitions. Our headcount has increased significantly over the past several years. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated continued growth of our business. We are also continuing to look for operations centers at additional locations outside of our current operating geographies. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We also need to manage cultural differences between our employee populations and that may create a risk for employment law claims. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may engage in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
As part of our business strategy, we intend to continue to selectively consider acquisitions or investments, some of which may be material. Through the acquisitions we pursue, we may seek opportunities to expand the scope of our existing services, add new clients or enter new geographic markets. We have completed several acquisitions since our inception in April 1999. There can be no assurance that we will successfully identify suitable candidates in the future for strategic transactions at acceptable prices, have sufficient capital resources to finance potential acquisitions or be able to consummate any desired transactions. Our failure to close transactions with potential acquisition targets for which we have invested significant time and resources could have a material adverse effect on our financial condition and cash flows.
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
We periodically assess our goodwill and intangible assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions. Goodwill is not amortized but is tested for impairment at least once on an annual basis as of October 1 of each year, based on a number of factors including operating results, business plans and future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, we perform the quantitative assessment of goodwill impairment if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.
If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no assurance that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as any domestic or global credit crisis and disruption or the global financial system, could also result in financial difficulties for our clients, including limited access to the credit markets, insolvency or bankruptcy, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.
Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India have historically been significantly lower than wage costs in the U.S. and Europe for comparably skilled professionals, which has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for outsourcing services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the U.S. and Europe, which may reduce this competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing analytics and consulting services than for employees performing operations management services. As the scale of our analytics and consulting services increases, wages as a percentage of revenues will likely increase. To the extent that we are not able to control or share wage increases with our clients, wage increases may reduce our margins. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so.
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
We expect competition to intensify in the future as more companies enter our markets. Increased competition may result in lower prices and volumes, higher costs for resources, especially people, and lower profitability. We may not be able to supply clients with services that they deem superior and at competitive prices and we may lose business to our competitors. Any inability to compete effectively would adversely affect our business, results of operations, financial condition and cash flows.
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
Our dependence on our offshore operations centers requires us to maintain active voice and data communications among our operations centers, our international technology hubs and our clients’ offices. Although we maintain redundant facilities and communications links, disruptions could result from, among other things, technical breakdowns, computer glitches and viruses and weather conditions. We also depend on certain significant vendors for facility storage and related maintenance of our main technology equipment and data at those technology hubs. Any failure by these vendors to perform those services, any temporary or permanent loss of our equipment or systems, or any disruptions to basic infrastructure like power and telecommunications could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, reduce our revenues and cash flows and harm our business.
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
Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in providing our services. We engage in designing, developing, implementing and maintaining applications and other proprietary materials. In order to protect our rights in these various materials, we may seek protection under trade secret, patent, copyright and trademark laws. We also generally enter into confidentiality and nondisclosure agreements with our clients and potential clients, and third party vendors, and seek to limit access to and distribution of our proprietary information. For our employees and independent contractors, we generally require confidentiality and work-for-hire agreements. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage. Additionally, we may not be successful in obtaining or maintaining patents or trademarks for which we have applied.
We may be unable to protect our intellectual property and proprietary technology effectively, which may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through patents or other means, other parties, including former employees, with knowledge of our intellectual property may leave and seek to exploit our intellectual property for their own or others’ advantage. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may not be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, competitors or others may allege that our systems, processes, marketing or technologies infringe on their intellectual property rights, including patents. Non-practicing entities may also bring baseless, but nonetheless costly to defend, infringement claims. We could be required to indemnify our clients if they are sued by a third party for intellectual property infringement arising from materials that we have provided to the clients in connection with our services and deliverables. We may not be successful in defending against any intellectual property claims or in obtaining licenses or an agreement to resolve any intellectual property disputes. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, we cannot provide assurances that a future assertion of an infringement claim against us or our clients will not cause us to alter our business practices, lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant monetary damages. Any such claim for intellectual property infringement may have a material adverse effect on our business, results of operations, financial condition and cash flows.
New and changing laws, corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.
Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, other SEC regulations, Consumer Financial Protection Bureau, Public Company Accounting Oversight Board, the NASDAQ Global Select Market rules, and generally accepted accounting principles issued by the Financial Accounting Standards Board can create uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.
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
Our clients’ business operations are often subject to regulation, and our clients may require that we perform our services in a manner that will enable them to comply with applicable regulations. Our clients are located around the world, and the laws and regulations that apply include, among others, United States federal laws such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, state laws on third party administration services, utilization review services, telemarketing services or state laws on debt collection in the United States and the Financial Services Act in the United Kingdom as well as similar consumer protection laws in other countries in which our clients’ customers are based. Failure to perform our services in a manner that complies with any such requirements could result in breaches of contracts with our clients. In addition, we are required under various laws to obtain and maintain permits and licenses for the conduct of our business in all jurisdictions in which we have operations, including India, and, in some cases, where our clients receive our services, including the United States and Europe. If we do not maintain our licenses or other qualifications to provide our services or if we do not adapt to changes in legislation or regulation, we may have to cease operations in the relevant jurisdictions and may not be able to provide services to existing clients or be able to attract new clients. In addition, we may be required to expend significant resources in order to comply with laws and regulations in the jurisdictions mentioned above. Any failure to abide by regulations relating either to our business or our clients’ businesses may also, in some limited circumstances, result in civil fines and criminal penalties for us. Any such ceasing of operations or civil or criminal actions may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We constantly evaluate additional locations outside our current operating geographies in which to invest in operations centers. In recent years we have opened new operations centers in countries outside of the U.S. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Additionally, we may expand into less developed countries that have less political, social or economic stability and less developed infrastructure and legal systems. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results.
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
The Government of India in the past few years has focused on the occupational health and safety concerns experienced by workers in the outsourcing industry. The introduction of legislation imposing restrictions on working hours or conditions of professionals in the outsourcing industry could have an adverse effect on our business, results of operations and financial condition.
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
Under the Indian Income Tax Act, 1961, our operations centers in India, from which we derive a significant portion of our revenues, benefitted up to March 31, 2011, from a ten-year holiday from Indian corporate income taxes in respect of their export profits under the Software Technology Parks of India (“STPI”) Scheme. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2015, was 34.61%.
During the last several years, we either established or acquired new centers that are eligible for tax benefits under the SEZ Act. The SEZ Act introduced a 15-year tax holiday scheme for operations established in designated SEZs. Under the SEZ Act, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ Act provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future.
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
We also benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday already expired for one of our centers and will expire in the future for the other centers, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in Philippines will be taxed at the prevailing annual tax rate, which is currently 5% on the gross income.
As a result of the foregoing, our overall tax rate may increase over the next few years and such increase may be material and may have impact on our business, results of operations, financial condition and cash flows.
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
Governments in countries in which we operate or provide services could enact new tax legislation, which could potentially have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our ability to repatriate surplus earnings from our operations centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, which would have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, if a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.
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
Because we provide services to clients throughout the world, we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
A substantial portion of our revenues are denominated in U.S. dollars or U.K. pounds sterling. A substantial portion of our expenses are incurred and paid in Indian rupees and Philippine peso. We report our financial results in U.S. dollars. The exchange rates among the Indian rupee and other currencies in which we incur costs or receive revenues and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A-“Quantitative and Qualitative Disclosures about Market Risk.” Additionally, because a majority of our employees are based in India and the Philippines and paid in Indian rupees or Philippine peso while our revenues are primarily reported in U.S. dollars and U.K. pounds sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, Philippine peso and the U.S. dollar fluctuate significantly.
Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if the Indian rupee or other currencies in which we incur expenses or receive revenues, change substantially against the U.S. dollar. Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar, U.K pounds sterling/U.S. dollar and Philippine peso/U.S. dollar foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth to allow us to implement our hedging strategy in a cost-effective manner. Any failure by our hedging counterparties to meet their contractual obligations could materially and adversely affect our profitability. We are subject to legal restrictions on hedging activities as well as the convertibility of currencies in India. This could limit our ability to use cash generated in one country in another country and could limit our ability to hedge our exposures.
Terrorist attacks and other acts of violence involving India, the Philippines, the U.S. or other countries could adversely affect the financial markets, result in a loss of client confidence and adversely affect our business, results of operations, financial condition and cash flows.
Terrorist attacks and other acts of violence or war, including those involving India, the Philippines, the U.S. or other countries, may adversely affect worldwide financial markets and could potentially lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to our operations centers. South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including Bangladesh, Pakistan and China. In recent years there have been several instances of military confrontations along the Indo-Pakistani border. There continues to be potential for hostilities between India and Pakistan due to recent terrorist activities and the geopolitical climate along the border. Although this has not been the case to date, such political tensions could create a perception that there is a risk of disruption of services provided by companies with operations in India, which could have a material adverse effect on the market for our services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations in India. Our insurance policies may not insure us against losses and interruptions caused by terrorist attacks and other acts of violence or war.
We may face difficulties as we expand our operations into countries in which we have no prior operating experience.
We intend to continue to expand our global footprint in order to maintain an appropriate cost structure and meet our clients’ delivery needs. This may involve expanding into countries other than those in which we currently operate. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business, results of operations, financial condition and cash flows.
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

We are vulnerable to natural disasters, technical disruptions and man-made events that could severely disrupt the normal operation of our business and adversely affect our business, results of operations, financial condition and cash flows.
Our operations centers and our data and voice communications, particularly in India and the Philippines, may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, heavy rains, epidemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as protests, riots and labor unrest. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or delivery centers. We may also be liable to our clients for disruption in service resulting from such damage or destruction. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations, financial condition and cash flows.
Investors may have difficulty effecting service of process or enforcing judgments obtained in the U.S. against our subsidiaries in India or our executive officers.
Our primary operating subsidiaries are organized outside the U.S. and some of our executive officers may reside outside of the U.S. A substantial portion of our assets are located in India. As a result, you may be unable to effect service of process upon our affiliates who reside in India outside their jurisdiction of residence. In addition, you may be unable to enforce against these persons outside the jurisdiction of their residence judgments obtained in courts of the U.S., including judgments predicated solely upon the federal securities laws of the U.S.
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
Our amended and restated certificate of incorporation and by-laws contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by our board of directors. These provisions include classified board provisions, provisions permitting the board of directors to fill vacancies created by its expansion, provisions permitting the removal of directors only for cause and with a 66 2 ⁄ 3 % stockholder vote, provisions requiring a 66 2 ⁄ 3 % stockholder vote for certain amendments to our organizational documents, provisions barring stockholders from calling a special meeting of stockholders or requiring one to be called or from taking action by written consent and provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15.0% or more of our outstanding voting stock, from merging or combining with us. These provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future which could reduce the market price of our stock.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Our corporate headquarters are located in New York, New York. We have nineteen operations centers in India, five operations centers in the Philippines and one operations center in each of Bulgaria, Colombia, the Czech Republic, Romania and South Africa with an aggregate area of approximately 1,670,000 square feet and a current installed capacity of approximately 23,900 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the U.S. and a sales office in London, U.K. and Australia.
Our corporate headquarters and all of our operations centers are leased under long-term leases with varying expiration dates, except for an operations center in Pune, India with an area of 86,361 sq. ft. and containing approximately 1,600 agent workstations, which we own. Substantially all of our owned and leased property is used to service both of our segments. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed basis.”

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

	Price Range
Calendar Period	High	Low
2015
First Quarter	$39.36	$28.79
Second Quarter	$37.14	$33.62
Third Quarter	$40.68	$35.26
Fourth Quarter	$47.90	$37.15
2014
First Quarter	$31.14	$24.42
Second Quarter	$31.18	$27.21
Third Quarter	$30.49	$24.38
Fourth Quarter	$29.27	$24.20
As of February 22, 2016, there were 12 holders of record of our outstanding common stock.
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
Unregistered Sales of Equity Securities
For information on the sale of unregistered securities during the past fiscal year, see Note 5 to our consolidated financial statements.  Such securities were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising.  Except for the foregoing, we did not sell any of our equity securities during the fiscal year ended December 31, 2015 that were not registered under the Securities Act.
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
Repurchased shares under these programs are recorded as treasury shares and are held until our Board of Directors designates that these shares be retired or used for other purposes.

Period	Total Number of Shares Purchased	Average Price Paid per share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Oct 1, 2015 through Oct 31, 2015 (1)	19,870	$38.00	19,157	$6,438,583
Nov 1, 2015 through Nov 30, 2015	3,410	43.90	3,410	6,288,840
Dec 1, 2015 through Dec 31, 2015 (2)	792	45.60	—	6,288,840
Total	24,072	$39.09	22,567	—

1) Includes 713 shares of the Company’s common stock acquired by the Company at the price of $38.50 in connection with satisfaction of tax withholding obligations on vested restricted stock.
2) Includes 792 shares of the Company’s common stock acquired by the Company at the price of $45.60 in connection with satisfaction of tax withholding obligations on vested restricted stock.
3) Average of high and low price of common stock on the trading day prior to the vesting date of the shares of restricted stock.

During the year ended December 31, 2015, the Company purchased 377,015 shares of its common stock under the 2014 Repurchase program, for an aggregate purchase price of approximately $13.7 million including commissions, representing an average purchase price per share of $36.37.

During the year ended December 31, 2015, the Company acquired 15,078 from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $0.5 million. The weighted average purchase price of $32.10 was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
Equity Compensation Plan Information
The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, please see Note 14 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans that have been approved by security holders	3,031,855	$16.31	2,430,147
Equity compensation plans not approved by security holders	—	—	—
Total	3,031,855	$16.31	2,430,147

*	This includes outstanding options and unvested Restricted Stock Units. Refer to Note 14 to our consolidated financial statements for further details.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning December 31, 2010. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2010 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.

Comparison of Cumulative Total Return
250.00
200.00
150.00
100.00
50.00
0.00
31-Dec-10
28-Feb-11
30-Apr-11
30-Jun-11
31-Aug-11
31-Oct-11
31-Dec-11
29-Feb-12
30-Apr-12
30-Jun-12
31-Aug-12
31-Oct-12
31-Dec-12
28-Feb-13
30-Apr-13
30-Jun-13
31-Aug-13
31-Oct-13
31-Dec-13
28-Feb-14
30-Apr-14
30-Jun-14
31-Aug-14
31-Oct-14
31-Dec-14
28-Feb-15
30-Apr-15
30-Jun-15
31-Aug-15
31-Oct-15
31-Dec-15
EXL
Peer Group
NASDAQ Composite

This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act, or the Exchange Act.

ITEM 6.    Selected Financial Data
The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2013, 2012 and 2011 and for years ended December 31, 2012 and 2011 is derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2015, 2014 and 2013 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except share and per share data)
Consolidated Statements of Income Data:
Revenues, net	$628.5	$499.3	$478.5	$442.9	$360.5
Cost of revenues (excluding depreciation and amortization)	402.9	332.6	291.0	271.9	220.0
Gross profit	225.6	166.7	187.5	171.0	140.5
General and administrative expenses	77.3	65.4	58.8	57.2	50.6
Selling and marketing expenses	49.5	39.3	36.4	31.0	25.6
Depreciation and amortization expenses	31.5	28.0	24.9	25.6	23.0
Income from operations	67.3	34.0	67.4	57.2	41.3
Foreign exchange gain/(loss), net	2.8	—	(5.0)	(2.5)	3.4
Other income, net	5.7	3.6	2.6	2.0	2.0
Income before income taxes	75.8	37.6	65.0	56.7	46.7
Income tax expense	24.2	5.2	16.9	14.9	11.9
Net income	$51.6	$32.4	$48.1	$41.8	$34.8
Earnings per share:
Basic:	$1.55	$0.99	$1.47	$1.31	$1.15
Diluted:	$1.51	$0.96	$1.42	$1.26	$1.10
Weighted-average number of shares used in computing earnings per share:
Basic	33,298,104	32,804,606	32,750,178	31,968,386	30,264,805
Diluted	34,178,340	33,636,593	33,842,938	33,171,105	31,546,144

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Consolidated Statements of Balance Sheets Data:
Cash and cash equivalents	$205.3	$176.5	$148.1	$103.0	$82.4
Working capital (1)	232.1	207.0	169.6	124.3	88.4
Total assets	650.8	573.6	463.4	435.9	377.4
Borrowings	70.0	50.0	—	—	—
Other long term obligations (2)	17.9	13.4	21.2	17.0	26.7
ExlService Holdings, Inc. stockholders' equity	465.6	419.2	366.2	344.5	278.5

(1)Working capital means total current assets less total current liabilities. Pursuant to the adoption of ASU No. 2015-17, deferred tax liabilities and assets has been classified as long-term in the consolidated balance sheets and therefore the working capital for all prior periods have been restated to conform to the 2015 presentation.
(2)Other long term obligations include unrecognized tax benefits, retirement benefits, capital leases obligation, deferred rent, unrealized losses on effective cash flow hedges and other long term liabilities.

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
Forward Looking Statements
This Annual Report on Form 10-K contains forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:
•our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	our ability to withstand the loss of a significant customer ;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.
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
Executive Overview
We are a leading Operations Management and Analytics company that helps businesses enhance growth and profitability. Using our proprietary platforms, methodologies and tools look deeper to help companies improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. We serve the insurance, healthcare, banking and financial services, utilities, travel, transportation and logistics industries, among others.

Our operating segments are significant strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Effective for the quarter and year ended December 31, 2015, we merged two of our operating segments (Operations Consulting and Finance Transformation, previously part of the Analytics and Business Transformation reportable segment) into the Consulting operating segment to reflect recent organizational changes. We have also revised our reportable segments to reflect management’s focus on the Analytics operating segment. All our other operating segments have been aggregated into the Operations Management reportable segment. The March 2015 acquisition of RPM Direct LLC and RPM Data Solutions, LLC (together “RPM”) is included in the Analytics operating segment.
Our new reportable segments are as follows:

•	Operations Management, and

•	Analytics.
We have restated the segment information for all prior years presented herein to conform to the current presentation. This change in segment presentation does not affect our consolidated statements of income, balance sheets or statements of cash flows. For further descriptions of our operating segments, see Note 3 of the notes to consolidated financial statements in this annual report.
Our global delivery network, which include highly trained industry and process specialists across the United States, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Romania and the Czech Republic. We also established four new operating centers, two in India and one each in Colombia and South Africa, during the year ended December 31, 2015.
Consistent with our growth strategy, on March 20, 2015 we acquired RPM Direct LLC and RPM Data Solutions, LLC (collectively, "RPM"), which focuses on the insurance industry, including P&C, life and health, and specialized in analyzing large consumer data sets to segment populations, predicting response rates, forecasting customer lifetime value and designing targeted, multi-channel marketing campaigns.
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
Revenues
As part of reimbursing the Travelers Indemnity Company (“Travelers”) for certain of their transition related expenses (the “disentanglement costs”), we recognized $26.3 million of such reimbursements as a reduction of our revenues during the year ended December 31, 2014. We did not incur any reimbursements of disentanglement costs during the year ended December 31, 2015, and we do not anticipate incurring any additional reimbursements of disentanglement costs related to Travelers going forward.
For the year ended December 31, 2015, we had revenues of $628.5 million compared to revenues of $499.3 million (net of $26.3 million of reimbursement of disentanglement costs to Travelers) for the year ended December 31, 2014, an increase of $129.2 million or 25.9%. Revenues from operations management services were $506.3 million for the year ended December 31, 2015 compared to $433.7 million (net of $26.3 million of reimbursement of disentanglement costs to Travelers) for the year ended December 31, 2014. Revenues from analytics services were $122.2 million for the year ended December 31, 2015 compared to $65.6 million for the year ended December 31, 2014.
We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 79.0% and 17.3%, respectively, of our total revenues for the year ended December 31, 2015 and approximately 73.9% and 20.4%, respectively, of our revenues for the year ended December 31, 2014.
For the years ended December 31, 2015 and 2014, our total revenues from our top ten clients accounted for 40.5% and 47.4% of our total revenues, respectively. While we have reduced our revenue concentration with our top clients and are developing relationships with new clients to diversify our client base, we believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.

Our Business
Our business is divided into two reporting segments: Operations Management and Analytics. RPM’s results are included in our Analytics segment. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S., Europe and Australia.
Operations Management: We provide our clients with a range of operations management solutions principally in the insurance, healthcare, utilities, banking and financial services, and travel, transportation and logistics sectors, among others, as well as cross-industry operations management solutions, such as finance and accounting services.
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
Analytics: Our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ business. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management. We actively cross-sell and, where appropriate, integrate our Analytics services with Operations Management as part of a comprehensive solution for our clients.
We anticipate that revenues from our Analytics services will grow as we expand our service offerings and client base, both organically and through acquisitions.
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

The most significant components of our cost of revenues are salaries and benefits (including stock based compensation), recruitment, training, transport, meals, rewards and recognition and employee insurance. Salary levels, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. Salary increases for most of our operations personnel are generally awarded each year effective April 1. Accordingly, employee costs are generally lower in the first quarter of each year compared to the rest of the year. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to execute certain services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes a non-cash amortization of stock compensation expense relating to our issuance of equity awards to employees directly involved in providing services to our clients.
We expect our cost of revenues to continue to increase as we continue to add professionals in our operating centers globally to service additional business and as wages continue to increase globally. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients and provide existing staff with additional skill sets. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. However, a significant portion of our client contracts include inflation-based adjustments to our billing rates year over year which partially offset such increase in cost of revenues. See Item 1A-"Risk Factors-Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”
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
Selling, General and Administrative Expenses ("SG&A")
Our general and administrative expenses are comprised of expenses relating to salaries and benefits (including stock based compensation) as well as cost related to recruitment, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. General and administrative ("G&A") expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting and other advisors), bad debt allowance and non-cash amortization of stock compensation expenses related to our issuance of equity awards to members of our board of directors. We expect our general and administrative costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.
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
Foreign Exchange
We report our financial results in U.S. dollars. A significant portion of our total revenues, however, are earned in U.K. pounds sterling (17.3% and 20.4%, respectively, of our total revenues for the years ended December 31, 2015 and 2014) while a significant portion of our expenses are incurred and paid in Indian rupees (35.4% and 46.5%, respectively, of our total costs for the years ended December 31, 2015 and 2014) and the Philippine peso (11.0% and 11.7%, respectively, of our total costs for the years ended December 31, 2015 and 2014). A less material portion of our expenses are incurred in Czech Koruna. The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling, Czech Koruna and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as the Indian rupee, the Philippine peso and the U.K. pound sterling appreciate or depreciate against the U.S. dollar. See Notes 2 and 7 to our consolidated financial statements and Item 7A-"Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk.”
Other Income, net
Other income, net primarily consists of interest and dividend income on our investments in mutual funds, money market accounts and time deposits included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Other income, net also consists of interest expense on our borrowings under the credit facility and capital lease obligations.
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
Under the Indian Income Tax Act, 1961, our operations centers in India, from which we derive a significant portion of our revenues, benefitted through March 31, 2011 from a ten-year holiday from Indian corporate income taxes in respect of their export profits under the Software Technology Parks of India (“STPI”) Scheme. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2015, was 34.61%.
During the last several years, we either established or acquired new centers that are eligible for tax benefits under the SEZ Act. The SEZ Act introduced a 15-year tax holiday scheme for operations established in designated special economic zones (“SEZs”). Under the SEZ Act, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ Act provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future.
We also benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for one of our centers in 2014 and will expire over the next few years for other centers, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in Philippines will be taxed at the prevailing annual tax rate, which as of December 31, 2015 was 5.0% of the gross income.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The notes to our consolidated financial statements contain a summary of our significant accounting policies. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain. These policies include revenue recognition, goodwill, intangibles and long-lived assets, stock-based compensation, derivative instruments and hedging activity, income taxes and assets and obligations related to employee benefit plans. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecast and estimates routinely require adjustment.

Revenue Recognition
We derive our revenues from Operations Management and Analytics services. Revenues from Operations Management are recognized primarily on a time-and-material based, transaction based, outcome-based, cost-plus and fixed-price basis; revenues from Analytics services are recognized primarily on a time-and-material or fixed price basis. The services provided within our Operations Management and Analytics contracts generally contain one unit of accounting, except the software and related services contracts involving implementation services and post contract maintenance services. Revenues are recognized under our contracts generally when four basic criteria are met; persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.
Revenues under time-and-material, transaction and outcome-based contracts are recognized as the services are performed. Revenues are recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed-upon profit markup. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), we monitor such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any service credits that are due to a client.
Revenue from Analytics services including modeling, targeting and designing of campaigns and mail marketing including email marketing and other digital solutions is typically recognized on delivery of such campaigns.
Revenues for our fixed-price contracts are recognized using the proportional performance method when the pattern of performance under the contracts can be reasonably determined. We estimate the proportional performance of a contract by comparing the actual number of hours or days worked to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. We regularly monitor our estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.
Our software and related services contracts generally contain software license, related services and maintenance elements. In such multiple element arrangements, revenue is allocated to maintenance based on the price charged when that element is sold separately (vendor specific objective evidence or “VSOE”). Maintenance revenues are generally recognized on a straight-line basis over the contract term as they are separable and have VSOE. Services related to software licenses are evaluated to determine whether those services are significant or essential to the functionality of the software. When services are significant or considered essential, revenues related to license fee and services are recognized as the services are performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor hours to date bears to the total expected labor hours (input method).
We defer the revenues and costs attributable to certain process transition activities with respect to our certain customer contracts where the earnings process of such contracts is not complete. Such revenues and costs are subsequently recognized ratably over the period in which the related services are performed. The deferred costs are limited to the amounts of the deferred revenues.
Goodwill, Intangible Assets and Long-lived Assets
The purchase method of accounting is used for all business combinations. We account for our business combinations by recognizing the identifiable tangible and intangible assets and liabilities assumed, and non-controlling interest in the acquired business, measured at their acquisition date fair values. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. All assets and liabilities of the acquired business including goodwill are assigned to reporting units. Acquisition related costs are expensed as incurred under G&A expenses.
We evaluate goodwill for impairment at least annually on October 1, or if indicators of impairment arise, such as the effects of obsolescence, demand, competition and other economic factors or on occurrence of an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When determining the fair value of our reporting units, we utilize various assumptions, including operating results, business plans and projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge.

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
Stock-based Compensation
Under the fair value recognition provisions of ASC topic 718, “Compensation-Stock Compensation” (“ASC No. 718”), cost is measured at the grant date, based on the fair value of the award and is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting periods. Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock and the number of stock-based awards that are expected to be forfeited. In order to determine the estimated period of time that we expect employees to hold their share-based options, we have used data on the historical exercise pattern of employees. We use the historical volatility of our common stock and the volatility of stocks of our peer companies in order to estimate future share price trends. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The risk-free interest rate that we use in the option valuation model is based on U.S. treasury zero-coupon bonds with a remaining term similar to the expected term of the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the Black-Scholes option pricing model. If the actual forfeiture rate differs significantly from our estimates, our stock-based compensation expense and our results of operations could be materially impacted.
Under the Amendment and Restatement of the 2006 Omnibus Award Plan (“2015 Plan”), we grant performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs will cliff vest at the end of a three-year period based on a revenue target of the third year (“PUs”). The other 50% vest based on a market condition (“MUs”) that is contingent on EXL meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual performance for both types of PRSUs. The fair value of each PU is determined based on the market price of one share of our common stock on the date of grant. The expense related to our unvested PUs as of December 31, 2015 was based on our assessment that the performance criteria for these grants would be met at the 100% performance target level during the respective years of vesting.
The grant date fair value for the MUs is determined using a Monte Carlo simulation model. The Monte-Carlo simulation model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model also incorporates the following ranges of assumptions:

•	The historical volatilities are used over the most recent three-year period for the components of the peer group.

•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.

•
Since the plan stipulates that the awards are based upon our total shareholders’ return (the “TSR”) and the components of the peer group, it is assumed that the dividends get reinvested in the issuing entity on a continuous basis.

•	The correlation coefficients are used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate the historical volatilities.
Derivative Instruments and Hedging Activities
In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various foreign currency exchange forward contracts, authorized under our policies, with counterparties that are highly rated financial institutions. Our primary exchange rate exposure is with the U.K. pound sterling, the Philippine peso and the Indian rupee. We also have exposure in Czech koruna and other local currencies where we operate. We use derivative instruments for the purpose of mitigating the underlying exposure from foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with the changes in foreign currency exchange rates and not for speculative trading purposes.
We hedge anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges which are deemed effective are deferred and recorded as a component of accumulated other comprehensive income/(loss), net of tax until the hedged transactions occur and are then recognized in the foreign exchange gain/(loss) in our consolidated statements of income.

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
Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized in respect of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating losses carried forward, if any. Deferred tax assets and liabilities are measured using the anticipated tax rates for the years in which such temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities during the period in which the new tax rate was enacted or the change in tax status was filed or approved. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. With respect to any entity that benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse following the expiration of the tax holiday.
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

Employee Benefits
We provide our employees in India and the Philippines with benefits under a defined benefit plan, which we refer to as the Gratuity Plan. The Gratuity Plan provides a lump sum payment to vested employees on retirement or on termination of employment in an amount based on the respective employee’s salary and years of employment with us. We determine our liability under the Gratuity Plan by actuarial valuation using the projected unit credit method. Under this method, we determine our liability based upon the discounted value of salary increases until the date of separation arising from retirement, death, resignation or other termination of services. Critical assumptions used in measuring the plan expense and projected liability under the projected unit credit method include the discount rate, expected return on assets and the expected increase in the compensation rates. We evaluate these critical assumptions at least annually. If actual results differ significantly from our estimates, our gratuity expense and our results of operations could be materially impacted. Our gratuity plan in India is partially funded. We make annual contributions to the employees’ gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year.
We recognize the liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(dollars in millions)
Revenues, net	$628.5	$499.3	$478.5
Cost of revenues (exclusive of depreciation and amortization)	402.9	332.6	291.0
Gross profit	225.6	166.7	187.5
Operating expenses:
General and administrative expenses	77.3	65.4	58.8
Selling and marketing expenses	49.5	39.3	36.4
Depreciation and amortization	31.5	28.0	24.9
Total operating expenses	158.3	132.7	120.1
Income from operations	67.3	34.0	67.4
Foreign exchange gain/(loss), net	2.8	—	(5.0)
Other income, net	5.7	3.6	2.6
Income before income taxes	75.8	37.6	65.0
Income tax expense	24.2	5.2	16.9
Net income	$51.6	$32.4	$48.1

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues.

	Year ended December 31,			Percentage change
	2015	2014	Change
	(dollars in millions)
Operations Management	$506.3	$433.7	$72.6	16.7%
Analytics	122.2	65.6	56.6	86.3%
Total revenues, net	$628.5	$499.3	$129.2	25.9%
Revenue growth in Operations Management of $72.6 million was driven by incremental revenue of $60.6 million from our Overland and Blue Slate acquisitions and net volume increases from our new and existing clients of $27.0 million. The increase in revenues is offset by a decrease in revenues from Travelers of $7.7 million (net of $26.3 million of reimbursement of disentanglement costs) and $7.3 million impact due to the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Revenue growth in Analytics of $56.6 million was driven by revenues of $32.8 million from our RPM acquisition and net volume increases in our recurring and project based engagements from our existing clients of $23.2 million and new client wins of $1.9 million. The increase is offset by a decrease of $1.3 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Cost of Revenues.

	Year ended December 31,			Percentage change
	2015	2014	Change
	(dollars in millions)
Revenues, net	$628.5	$499.3	$129.2	25.9%
Cost of revenues	402.9	332.6	70.3	21.1%
Gross profit	$225.6	$166.7	$58.9	35.3%
As a percentage of revenues	35.9%	33.4%
The increase in cost of revenues was primarily due to an increase in employee-related costs of $55.6 million (including $43.5 million of incremental employee-related costs related to our acquisitions). The remaining increase of $12.1 million in employee-related cost is primarily due to annual wage increases and an increase in our average headcount of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $26.0 million (including incremental cost of revenues of $23.6 million related to our acquisitions). This increase was partially offset by a decrease in reimbursable expenses of $0.8 million, resulting in a corresponding decrease in revenues and decrease of $10.5 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Gross Profit. Gross profit increased by $58.9 million, or 35.3%, from $166.7 million for the year ended December 31, 2014 to $225.6 million for the year ended December 31, 2015. The increase is primarily due to the impact of reimbursement of disentanglement cost to Travelers of $26.3 million during the year ended December 31, 2014, higher revenues in our Analytics services, impact of our acquisitions and depreciation of the Indian Rupee, the Philippine peso and the U.K. pound sterling against the U.S. dollar.

Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2015	2014	Change
	(dollars in millions)
General and administrative expenses	$77.3	$65.4	$11.9	18.2%
Selling and marketing expenses	49.5	39.3	10.2	26.0%
Selling, general and administrative expenses	$126.8	$104.7	$22.1	21.1%
As a percentage of revenues	20.2%	21.0%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $17.6 million (including $13.2 million of incremental employee-related costs related to our acquisitions). The remaining increase of $4.4 million in employee-related cost is primarily due to annual wage increments and an increase in our average headcount to support the increased business volumes. We also experienced an increase in our other SG&A expenses of $6.6 million (including incremental SG&A expenses of $3.4 million related to our acquisitions), due to an increase in facility and other general and administrative expenses of $1.9 million primarily associated with our new operating centers in India, South Africa and Colombia and an increase in travel and other marketing related expenses of $1.3 million. This increase was partially offset by a decrease of $2.1 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2015	2014	Change
	(dollars in millions)
Depreciation expense	$21.3	$21.4	$(0.1)	(0.5)%
Intangible amortization expense	10.2	6.6	3.6	54.5%
Depreciation and amortization expense	$31.5	$28.0	$3.5	12.3%
As a percentage of revenues	5.0%	5.6%
Depreciation and amortization expense increased $3.5 million, or 12.3%, from $28.0 million for the year ended December 31, 2014 to $31.5 million for the year ended December 31, 2015. Intangible amortization expense increased by $3.6 million, primarily due to an incremental amortization expense associated with our acquisitions. Depreciation expenses decreased by $0.1 million, due to the impact of change in estimated useful life of certain fixed assets of $1.7 million and $0.7 million due to the impact of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease is partially offset by an increase in the depreciation expenses of $2.3 million (including incremental depreciation expenses of $1.1 million related to our acquisitions), primarily due to the depreciation expenses associated with our new operating centers in India, South Africa and the Philippines.

Income from Operations. Income from operations increased $33.3 million, or 97.8%, from $34.0 million for the year ended December 31, 2014 to $67.3 million for the year ended December 31, 2015. As a percentage of revenues, income from operations increased from 6.8% for the year ended December 31, 2014 to 10.7% for the year ended December 31, 2015.

Foreign Exchange Gain /( Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the year ended December 31, 2015. The average exchange rate of the Indian rupee against the U.S. dollar increased from 61.12 during the year ended December 31, 2014 to 64.28 during the year ended December 31, 2015. The average exchange rate of the U.K pound sterling against the U.S. dollar increased from 0.61 during the year ended December 31, 2014 to 0.66 during the year ended December 31, 2015. The average exchange rate of the Philippine peso against the U.S. dollar increased from 44.43 during the year ended December 31, 2014 to 45.60 during the year ended December 31, 2015.
We recorded a net foreign exchange gain of $2.8 million for the year ended December 31, 2015 compared to a negligible foreign exchange impact for the year ended December 31, 2014.

Other Income, net

	Year ended December 31,			Percentage change
	2015	2014	Change
	(dollars in millions)
Interest and dividend income	$6.8	$3.7	$3.1	83.8%
Interest expense	(1.3)	(0.4)	(0.9)	(225.0)%
Other, net	0.2	0.3	(0.1)	(33.3)%
Other income, net	$5.7	$3.6	$2.1	58.3%
Increase in interest and dividend income was primarily due to higher cash balances in our certain foreign subsidiaries and higher yield on investments during the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase in interest and dividend income was partially offset by an increase in interest expense of $0.9 million, primarily due to additional borrowings under our Credit Facility (described below) and the amortization of related deferred financing cost.
Income Tax Expense. The effective tax rate increased from 13.8% for the year ended December 31, 2014 to 32.0% for the year ended December 31, 2015. The increase in 2015 was primarily due to a lower income tax expense during the year ended December 31, 2014, which was due to the reversal of an unrecognized tax benefit of $2.2 million and lower income in the U.S. (versus other jurisdictions in which we incur taxes at a lower rate). The lower income in the U.S. was due to reimbursement of disentanglement costs to Travelers during the year ended December 31, 2014. The effective tax rate further increased in 2015 due to an income tax expense which related to immaterial errors from prior years of approximately $2.5 million, lower tax holiday benefits of $0.2 million and increase in corporate tax rate in our certain foreign subsidiaries during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Net Income. Net income increased from $32.4 million for the year ended December 31, 2014 to $51.6 million for the year ended December 31, 2015, primarily due to higher income from operations of $33.3 million and increase in other income and foreign exchange gain of $4.9 million, partially offset by higher income tax expense of $19.0 million. As a percentage of revenues, net income increased from 6.5% for the year ended December 31, 2014 to 8.2% for the year ended December 31, 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues.

	Year ended December 31,			Percentage change
	2014	2013	Change
	(dollars in millions)
Operations Management	$433.7	$433.0	$0.7	0.2%
Analytics	65.6	45.5	20.1	44.2%
Total revenues, net	$499.3	$478.5	$20.8	4.4%
Revenue growth in Operations Management services of $0.7 million was primarily due to an increase in revenues from our Overland and Blue Slate acquisitions aggregating to $16.5 million and net volume increases from our existing and new clients of $25.0 million. This increase was offset by a decrease in revenues from Travelers of $36.7 million ($26.0 million due to the reimbursement of disentanglement costs and $10.7 million due to certain services being transitioned away throughout 2014) during the year ended December 31, 2014 compared to the year ended December 31, 2013, and $4.1 million due to net impact of depreciation of the Indian rupee and appreciation of the U.K. pound sterling against the U.S. dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013.
The increase in revenues from our Analytics services of $20.1 million was primarily driven by an increase in revenues of $20.8 million in our recurring and project-based engagements in analytics and $0.6 million due to impact of appreciation of the U.K. pound sterling against the U.S. dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was offset by a decrease in revenues from Travelers of $1.3 million due to services being transitioned away in 2014.
Cost of Revenues.

	Year ended December 31,			Percentage change
	2014	2013	Change
	(dollars in millions)
Revenues, net	$499.3	$478.5	$20.8	4.4%
Cost of revenues	332.6	291.0	41.6	14.3%
Gross profit	$166.7	$187.5	$(20.8)	(11.1)%
As a percentage of revenues	33.4%	39.2%
The increase in cost of revenues was primarily due to an increase in employee-related costs of $40.1 million (including $10.5 million of employee-related costs related to the Overland and Blue Slate acquisitions). The increase of $29.6 million in employee-related cost is due to annual wage increments and an increase in our average headcount of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $8.8 million (including $1.6 million related to the Overland and Blue Slate acquisitions) in connection with our new operations centers in India and the Philippines and to support business growth. Cost of revenues further increased by $1.0 million due to an increase in reimbursable expenses, resulting in corresponding increase in revenues. The increase was partially offset by $8.3 million due to the impact of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013. Cost of revenues as a percentage of revenues increased from 60.8% for the year ended December 31, 2013 to 66.6% for the year ended December 31, 2014.

Gross Profit. Gross profit decreased by $20.8 million, or 11.1%, from $187.5 million for the year ended December 31, 2013 to $166.7 million for the year ended December 31, 2014. The decrease was primarily due to the impact of reimbursement of disentanglement cost to Travelers of $26.3 million and higher employee-related costs, partially offset by higher revenues.
Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2014	2013	Change
	(dollars in millions)
General and administrative expenses	$65.4	$58.8	$6.6	11.2%
Selling and marketing expenses	39.3	36.4	2.9	8.0%
Selling, general and administrative expenses	$104.7	$95.2	$9.5	10.0%
As a percentage of revenues	21.0%	19.9%
The increase in SG&A expenses was primarily due to an increase in employee-related costs of $7.9 million (including $2.4 million of employee-related costs related to the Overland and Blue Slate acquisitions). The increase of $5.5 million in employee-related cost is due to annual wage increments and an increase in our average headcount. We also experienced an increase in our other SG&A expenses of $2.6 million (including $0.6 million related to the Overland and Blue Slate acquisitions). The increase in other SG&A was primarily due to an increase in legal and professional fees associated with our acquisitions and other strategic initiatives, increase in our facilities costs in connection with our new operations centers in India and the Philippines and other marketing related costs. This increase was partially offset by a decrease of $1.0 million due to the impact of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2014	2013	Change
	(dollars in millions)
Depreciation and amortization expense	$21.4	$18.6	$2.8	15.0%
Intangible amortization expense	6.6	6.3	0.3	5.1%
Depreciation and amortization expense	$28.0	$24.9	$3.1	12.5%
As a percentage of revenues	5.6%	5.2%
Depreciation and amortization expense increased $3.1 million, or 12.5%, from $24.9 million for the year ended December 31, 2013 to $28.0 million for the year ended December 31, 2014. The increase in amortization of intangibles of $0.3 million was primarily due to our Overland and Blue Slate acquisitions. Further, there was an increase in our depreciation expense of $3.5 million, primarily due to depreciation related to our new capital investments to support business growth, our new operations centers in India and the Philippines and $0.2 million related to the Overland and Blue Slate acquisitions. These increases were partially offset by a decrease of $0.7 million due to depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the year ended December 31, 2014.
Income from Operations. Income from operations decreased $33.4 million, or 49.5%, from $67.4 million for the year ended December 31, 2013 to $34.0 million for the year ended December 31, 2014. As a percentage of revenues, income from operations decreased from 14.1% for the year ended December 31, 2013 to 6.8% for the year ended December 31, 2014. The decrease in income from operations as a percentage of revenues was primarily due to lower gross profit and higher SG&A expenses as a percentage of revenues during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Foreign Exchange Gain /( Loss). Net foreign exchange losses were attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the year ended December 31, 2014. The average exchange rate of the Indian rupee against the U.S. dollar increased from 58.80 during the year ended December 31, 2013 to 61.12 during the year ended December 31, 2014. We recorded a net foreign exchange loss of $5.0 million for the year ended December 31, 2013 compared to a nil foreign exchange impact for the year ended December 31, 2014.
Other Income, net

	Year ended December 31,			Percentage change
	2014	2013	Change
	(dollars in millions)
Interest and dividend income	$3.7	$3.2	$0.5	15.6%
Interest expense	(0.4)	(0.6)	0.2	33.3%
Other, net	0.3	—	0.3	100.0%
Other income, net	$3.6	$2.6	$1.0	41.5%
Increase in net interest and other income of $1.0 million, was primarily due to higher yield on investments as a result of higher average cash balances during the year ended December 31, 2014 compared to the year ended December 31, 2013.
Income Tax Expense. Income tax expense decreased from $16.9 million for the year ended December 31, 2013 to $5.2 million for the year ended December 31, 2014. The effective tax rate decreased from 26.0% for the year ended December 31, 2013 to 13.8% for the year ended December 31, 2014, primarily due to the reversal of an unrecognized tax benefit of $2.2 million and federal losses in the United States related to reimbursement of disentanglement costs to Travelers (refer to Note 13 to our consolidated financial statements for further details).
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
Liquidity and Capital Resources

	Year ended December 31,
	2015	2014
	(dollars in millions)
Opening cash and cash equivalents	$176.5	$148.1
Net cash provided by operating activities	96.7	66.7
Net cash used for investing activities	(73.5)	(88.3)
Net cash provided by financing activities	10.0	52.9
Effect of exchange rate changes	(4.4)	(2.9)
Closing cash and cash equivalents	$205.3	$176.5
As of December 31, 2015 and 2014, we had $219.0 million and $188.1 million, respectively in cash, cash equivalents and short-term investments (including $136.0 million and $110.5 million, respectively, held by our foreign subsidiaries). We do not intend to repatriate funds held by our foreign subsidiaries since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we intend to reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.

Operating Activities: Cash flows provided by operating activities increased by $30.0 million from $66.7 million for the year ended December 31, 2014 to $96.7 million for the year ended December 31, 2015. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided by operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.
The increase in cash flows provided by operations for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to an increase in net income adjusted for non-cash expenses by $25.5 million, primarily due to an increase in net income by $19.1 million, stock compensation expense by $5.0 million and deferred income taxes by $2.2 million. The cash flow from operations further increased due to an decrease in working capital of $0.9 million during the year ended December 31, 2015 compared to an increase of $3.6 million during the year ended December 31, 2014.
Investing Activities: Cash flows used for investing activities decreased by $14.8 million from $88.3 million for the year ended December 31, 2014 to $73.5 million for the year ended December 31, 2015. The decrease was primarily due to cash paid for the Overland and Blue Slate acquisitions (net of cash acquired) of $51.9 million and $6.3 million, respectively, during the year ended December 31, 2014 compared to cash paid for the RPM acquisition (net of cash acquired) of $44.2 million during the year ended December 31, 2015. There was further a decrease in capital expenditures of $2.1 million, partially offset by an increase in short-term investments of $1.3 million during the year ended December 31, 2015 compared to the year ended December 31, 2014.
Financing Activities: Cash flows provided by financing activities was $10.0 million during the year ended December 31, 2015 compared to $52.9 million during the year ended December 31, 2014. The decrease is primarily due to $50.0 million of borrowings under the Credit Agreement (as described below in “—Financing Arrangements”) during the year ended December 31, 2014 compared to net $20.0 million of borrowings during the year ended December 31, 2015. Cash flows from financing activities further decreased due to higher purchases of treasury stock of $10.9 million under the shares repurchase program and lower proceeds from exercise of stock options of $3.1 million during the year ended December 31, 2015 compared to the year ended December 31, 2014.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $25.5 million of capital expenditures in the year ended December 31, 2015. We expect to incur capital expenditures of between $25 million to $30 million in 2016, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications and infrastructure.
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
Financing Arrangements (Debt Facility)
On October 24, 2014 we entered into a Credit Agreement that provides for a $50 million revolving credit facility (“Credit Facility”). We had an option to increase the commitments under the Credit Facility by up to an additional $50 million, subject to certain approvals and conditions as set forth in the Credit Agreement. On February 23, 2015, via an amendment to the Credit Agreement we exercised this option to increase credit commitments by another $50 million upon the same terms and conditions which were available in the Credit Agreement. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty.
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 1.60% per annum during the year ended December 31, 2015.
The Credit Facility is guaranteed by our domestic subsidiaries and material foreign subsidiaries. The obligations under the Credit Agreement are secured by all or substantially all of the assets of the borrower and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on our indebtedness. At December 31, 2015, we were in compliance with all covenants. As of December 31, 2015, we had an outstanding debt of $70.0 million of which $10.0 million is expected to be repaid within the next twelve months and is included under "short-term borrowings" and the balance of $60.0 million is included under "long-term borrowings" in the consolidated balance sheets. As of December 31, 2014 , we had an outstanding debt of $50.0 million included under "long-term borrowings" in the consolidated balance sheets.
Borrowings under the Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2015:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.4	$0.3	$—	$—	$0.7
Operating leases	7.5	7.4	3.0	1.2	19.1
Purchase obligations	5.8	—	—	—	5.8
Fair value of earn-out consideration	—	4.1	—	—	4.1
Other obligations(a)	2.1	2.9	1.7	2.0	8.7
Borrowings
Principal payments	10.0	—	60.0	—	70.0
Interest Payments(b)	1.3	2.5	1.0	—	4.8
Total contractual cash obligations(c)	$27.1	$17.2	$65.7	$3.2	$113.2

(a)	Represents estimated payments under the Gratuity Plan.

(b)	Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of December 31, 2015.

(c)	Excludes $2.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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
Our exposure to market risk is a function of our expenses and revenue generating activities in foreign currencies. The objective of market risk management is to avoid excessive exposure of our earnings and equity to loss. We manage market risk through our treasury operations. Our senior management and our Board of Directors approve our treasury operations’ objectives and policies. The responsibilities of our treasury operations include management of cash resources, implementing hedging strategies for foreign currency exposures, borrowing strategies and ensuring compliance with market risk limits and policies.
Components of Market Risk
Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (79.0% in the year ended December 31, 2015) or U.K. pounds sterling (17.3% in the year ended December 31, 2015), a substantial portion of our expenses were incurred and paid in Indian rupees and Philippine peso (35.4% and 11.0%, respectively, in the year ended December 31, 2015). We also incur expenses in U.S. dollars, the Czech Koruna and currencies of the other countries in which we have operations. The exchange rates among the Indian rupee, the Philippine peso, U.K. pound sterling, Czech Koruna and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. The average exchange rate of the Indian rupee against the U.S. dollar increased from 61.12 during the year ended December 31, 2014 to 64.28 during the year ended December 31, 2015, representing a depreciation of 5.1%. The average exchange rate of the Philippine peso against the U.S. dollar increased from 44.43 during the year ended December 31, 2014 to 45.60 during the year ended December 31, 2015, representing a depreciation of 2.6%. Based upon our level of operations during the year ended December 31, 2015 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our revenues by approximately $11.1 million and increased/decreased our expenses incurred and paid in Indian rupees by approximately $18.4 million in the year ended December 31, 2015, respectively. Similarly, a 10% appreciation/depreciation in the Philippine Peso against the U.S. dollar would have increased/decreased our revenues by approximately $1.2 million and increased/decreased our expenses incurred and paid in Philippine Peso by approximately $5.7 million in the year ended December 31, 2015, respectively.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, we enter into foreign currency forward contracts that are designated as cash flow hedges. These contracts must be settled on the day of maturity or may be canceled subject to the receipts or payments of any gains or losses respectively, equal to the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We do not enter into foreign currency forward contracts for speculative or trading purposes. As such, we may not purchase adequate contracts to insulate ourselves from Indian rupee and Philippine peso foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.
The impact on earnings and/or cash flows related to these foreign currency forward contracts is immaterial as the impact of the maturing cash flow hedges in respective periods are intended to offset the foreign currency impact on the related expenses. Further, a significant number of our customer contracts include protection against foreign exchange rate fluctuations which minimizes the impact of volatility in the exchange rates on our operating results.
  Cash flow hedges with notional amounts of $230.9 million and $218.0 million were outstanding as at December 31, 2015 and 2014, respectively, with maturity periods of one to forty five-months. The fair value of these cash flow hedges as of December 31, 2015 and 2014 was $1.5 million each and is included in Other Comprehensive Income on our Consolidated Balance Sheets. The net impact on earnings for the year ended December 31, 2015 from the maturing cash flow hedges was insignificant, offset by an insignificant foreign currency impact on the related expenses. During the year ended December 31, 2014 we recognized $3.0 million as a foreign exchange loss from the maturing cash flow hedges, which was largely offset by the foreign exchange gain on the related expenses of $2.9 million.
We also enter into foreign currency forward contracts to economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC topic 815, “Derivatives and Hedging” (“ASC No. 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain /(loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged. Forward exchange contracts with notional amounts of $61.6 million and GBP 13.3 million were outstanding at December 31, 2015 compared to $58.0 million and GBP 10.9 million outstanding at December 31, 2014. The fair values of these derivative instruments as of December 31, 2015 and 2014 were $0.1 million and $0.3 million, respectively and are included in the "foreign exchange gain / (loss)" in our Consolidated Statements of Income. At December 31, 2015, the outstanding derivative instruments had maturities of 31 days or less.
Interest Rate Risk. As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on October 24, 2014 we entered into a Credit Agreement that provides for a $50 million revolving credit facility and a letter of credit sub-facility. We had an option to increase the commitments under the Credit Facility by up to an additional $50 million, subject to certain approvals and conditions as set forth in the Credit Agreement. On February 23, 2015, via an amendment to the Credit Agreement we exercised this option to increase credit commitments by another $50 million upon the same terms and conditions which were available in the Credit Agreement. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty.
Depending on the type of borrowing, loans under the Credit Facility bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations
We have cash, cash equivalents and short-term investments totaling $219.0 million and $188.1 million at December 31, 2015 and 2014, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into these investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 50 basis points change in short term rates would impact our interest income for the year ended December 31, 2015 by approximately $0.4 million.
Credit Risk. As of December 31, 2015 and 2014, we have accounts receivable of $92.7 million and $80.2 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have not been material. No single client owed more than 10% of accounts receivable balance as on December 31, 2015 and 2014.

ITEM 8.    Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at Item 15. "Exhibits and Financial Statement Schedules.”

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls, as of December 31, 2015, and procedures were effective.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2015. See Ernst & Young LLP’s accompanying report on their audit of our internal controls over financial reporting.
In making its assessment of the changes in internal control over financial reporting as of December 31, 2015, our management excluded an evaluation of the disclosure controls and procedures of RPM which we acquired on March 20, 2015 and constituted $59,422 thousands and $52,849 thousands of total and net assets, respectively as of December 31, 2015 and $32,816 thousands of revenues for the year then ended.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our Board of Directors”, “Our Executive Officers” and “Corporate Governance — Committees — Audit Committee”, “— Committees — Nominating and Governance Committee” and “— Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year end of December 31, 2015.

ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis”, “— Compensation Committee Report”, “— Summary Compensation Table for Fiscal Year 2015”, “— Grants of Plan-Based Awards Table for Fiscal Year 2015”, “Outstanding Equity Awards at Fiscal 2015 Year-End”, “Option Exercises and Stock Vested During Fiscal Year 2015”, “— Pension Benefits for Fiscal Year 2015”, “— Potential Payments upon Termination or Change in Control at Fiscal 2015 Year-End”, “— Director Compensation for Fiscal Year 2015”, “— Risk and Compensation Policies” and “Corporate Governance —Compensation Committee Interlocks and Insider Participation”.

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
Financial statement schedules as of December 31, 2015 and 2014, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

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

Date: February 26, 2016	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	February 26, 2016
Rohit Kapoor

/S/ GAREN K. STAGLIN	Chairman of the Board	February 26, 2016
Garen K. Staglin

/S/ VISHAL CHHIBBAR	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Vishal Chhibbar

/S/ ANNE MINTO	Director	February 26, 2016
Anne Minto

/S/ SOM MITTAL	Director	February 26, 2016
Som Mittal

/S/ DAVID B. KELSO	Director	February 26, 2016
David B. Kelso

/S/ CLYDE W. OSTLER	Director	February 26, 2016
Clyde W. Ostler

/S/ NITIN SAHNEY	Director	February 26, 2016
Nitin Sahney

/S/ DEBORAH KERR	Director	February 26, 2016
Deborah Kerr

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

2.2**
Agreement and Plan of Merger, dated October 24, 2014, among ExlService.com, LLC, Heartland Acquisition Sub Corp., Overland Holdings, Inc., New Mountain Affiliated Investors, L.P., and New Mountain Partners, L.P., a New York limited partnership (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2014).

2.3**
Securities Purchase Agreement dated February 23, 2015 by and among ExlService Holdings, Inc., ExlService.com LLC, RPM Direct LLC, RPM Data Solutions, LLC and the security holders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2015).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 25, 2006).

3.2	Third Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 2, 2011).

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 25, 2006).

10.1+
Employment Agreement, dated May 1, 2009, between exlservice.com (India) Private Limited and Vishal Chhibbar (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2010).

10.2+
Letter Agreement, effective June 1, 2009, between ExlService Holdings, Inc., and Vishal Chhibbar (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 16, 2010).

10.3+
ExlService Holdings, Inc. 2003 India Employee Stock Option Plan (incorporated by reference to Exhibit 10.16 of Amendment 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed on July 28, 2006).

10.4+
ExlService Holdings, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 of Amendment 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed July 28, 2006).

10.5+
ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed July 28, 2006).

10.6+
Letter Agreement, dated March 20, 2008, between Exl Service.com, Inc. and Rembert de Villa (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 16, 2011).

10.7+
Letter Agreement, dated March 14, 2014, between ExlService Holdings, Inc. and Nancy Saltzman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2015).

10.8+
Employment and Non-Competition Agreement, dated April 29, 2015, between ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2015).

10.9+
Employment Agreement, dated July 31, 2002, between ExlService Holdings, Inc. and Pavan Bagai (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed on October 4, 2006).

10.10+
ExlService Holdings, Inc. 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.21 of Amendment 6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed October 17, 2006).

10.11+
Form of Stock Option Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.22 of Amendment 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed October 4, 2006).

10.12+
ExlService Holdings, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.23 of Amendment 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed October 4, 2006).

10.13+
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

10.17+
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

10.19+
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

10.24+	Form of 2010 Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 4, 2010).

10.25+
Form of 2010 Restricted Stock Unit Agreement (International) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 4, 2010).

10.26+	Form of 2010 Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 4, 2010).

10.27+
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

10.29
Framework Agreement, dated July 25, 2005, between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 16, 2009).

10.30	Notice of Extension between Centrica plc and the Company, dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.31+
Amendment No. 6, dated April 1, 2009, to the Framework Agreement between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 16, 2010).

10.32+
Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-157076) filed February 2, 2009).

10.33*+
Framework Agreement, dated February 29, 2012, by and among Centrica plc, the Company and exl Service.com (India) Private Limited (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A filed on June 1, 2012).

10.34+	Form of Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2014).

10.35
Credit Agreement, dated as of October 24, 2014, among ExlService Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent and co-lead arranger, Citibank, N.A., as co-lead arranger, and the other Loan Parties and Lenders thereto (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 27, 2015).

10.36
First Amendment to Credit Agreement and Incremental Facility Agreement, dated as of February 23, 2015, by and among ExlService Holdings, Inc., each of its subsidiaries party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 27, 2015).

10.37+
Letter Agreement, dated March 14, 2014, between ExlService Holdings, Inc. and Nancy Saltzman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2015).

10.38+	ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2015).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**

*Portions of this exhibit have been omitted pursuant to confidential treatment granted by the SEC. The omitted portions have been filed with the SEC.
**Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted schedules.
***This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.
+    Indicates management contract or compensatory plan required to be filed as an Exhibit.

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of ExlService Holdings, Inc.
We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExlService Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExlService Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP
New York, New York
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of ExlService Holdings, Inc.
We have audited ExlService Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). ExlService Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RPM Direct LLC and RPM Data Solutions, LLC (collectively, "RPM"), which is included in the 2015 consolidated financial statements of ExlService Holdings, Inc. and constituted $59,422 thousands and $52,849 thousands of total and net assets, respectively, as of December 31, 2015 and $32,816 thousands of revenues for the year then ended. Our audit of internal control over financial reporting of ExlService Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of RPM.
In our opinion, ExlService Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExlService Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP
New York, New York
February 26, 2016

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$205,323	$176,499
Short-term investments	13,676	11,577
Restricted cash	1,872	1,395
Accounts receivable, net	92,650	80,244
Prepaid expenses	8,027	5,783
Advance income tax, net	2,432	9,905
Other current assets	15,219	12,533
Total current assets	339,199	297,936
Fixed assets, net	47,991	45,369
Restricted cash	3,319	3,258
Deferred tax assets, net	13,749	16,440
Intangible assets, net	52,733	46,979
Goodwill	171,535	139,599
Other assets	22,257	23,975
Total assets	$650,783	$573,556
Liabilities and Equity
Current liabilities:
Accounts payable	$6,401	$4,663
Short-term borrowings	10,000	—
Deferred revenue	11,518	7,690
Accrued employee cost	44,526	37,606
Accrued expenses and other current liabilities	34,250	40,206
Current portion of capital lease obligations	384	803
Total current liabilities	107,079	90,968
Long term borrowings	60,000	50,000
Capital lease obligations, less current portion	278	560
Non-current liabilities	17,655	12,870
Total liabilities	185,012	154,398
Commitments and contingencies (See Note 16)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 34,781,201 shares issued and 33,091,223 shares outstanding as of December 31, 2015 and 34,203,352 shares issued and 32,905,467 shares outstanding as of December 31, 2014	35	34
Additional paid-in-capital	254,052	233,173
Retained earnings	320,989	269,424
Accumulated other comprehensive loss	(67,325)	(55,509)
Total including shares held in treasury	507,751	447,122
Less: 1,689,978 shares as of December 31, 2015 and 1,297,885 shares as of December 31, 2014, held in treasury, at cost	(42,159)	(27,964)
ExlService Holdings, Inc. stockholders' equity	$465,592	$419,158
Non-controlling interest	179	—
Total equity	$465,771	$419,158
Total liabilities and equity	$650,783	$573,556
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenues, net	$628,492	$499,278	$478,452
Cost of revenues (exclusive of depreciation and amortization)	402,917	332,535	290,942
Gross profit	225,575	166,743	187,510
Operating expenses:
General and administrative expenses	77,293	65,381	58,797
Selling and marketing expenses	49,474	39,294	36,376
Depreciation and amortization	31,465	28,028	24,917
Total operating expenses	158,232	132,703	120,090
Income from operations	67,343	34,040	67,420
Foreign exchange gain/(loss), net	2,744	(5)	(4,990)
Other income, net	5,689	3,603	2,547
Income before income taxes	75,776	37,638	64,977
Income tax expense	24,211	5,193	16,880
Net income	$51,565	$32,445	$48,097
Earnings per share:
Basic	$1.55	$0.99	$1.47
Diluted	$1.51	$0.96	$1.42
Weighted-average number of shares used in computing earnings per share:
Basic	33,298,104	32,804,606	32,750,178
Diluted	34,178,340	33,636,593	33,842,938
See accompanying notes to consolidated financial statements

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2015	2014	2013
Net income	$51,565	$32,445	$48,097
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges, net of taxes ($402), $1,768 and ($1,840), respectively	(709)	5,002	(7,759)
Foreign currency translation adjustment	(12,510)	(5,462)	(19,605)
Retirement benefits, net of taxes $22, ($28) and ($91), respectively	584	(34)	(331)
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes $456, $1,571 and $1,625, respectively(1)	661	5,569	3,516
Retirement benefits, net of taxes $53, $15 and $31, respectively(2)	158	134	108
Total other comprehensive (loss)/income	$(11,816)	$5,209	$(24,071)
Total comprehensive income	$39,749	$37,654	$24,026

(1)	These are reclassified to net income and are included in the foreign exchange gain/(loss) in the consolidated statements of income. See Note 7 to the consolidated financial statements.

(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the consolidated statements of income. See Note 11 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)			Non - Controlling Interest	Total
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance as of December 31, 2012	32,540,082	$33	$195,248	$188,882	$(36,647)	(336,262)	$(3,024)	$25	$344,517
Stock issued on exercise/vesting of equity awards	802,230	—	5,489	—	—	—	—	—	5,489
Stock based compensation	—	—	11,832	—	—	—	—	—	11,832
Excess tax benefit from stock based compensation	—	—	1,953	—	—	—	—	—	1,953
Acquisition of treasury stock	—	—	—	—	—	(833,867)	(21,618)	—	(21,618)
Non controlling interest	—	—	—	—	—	—	—	(25)	(25)
Other comprehensive income	—	—	—	—	(24,071)	—	—	—	(24,071)
Net income	—	—	—	48,097	—	—	—	—	48,097
Balance as of December 31, 2013	33,342,312	$33	$214,522	$236,979	$(60,718)	(1,170,129)	$(24,642)	$—	$366,174
Stock issued on exercise/vesting of equity awards	861,040	1	6,459	—	—	—	—	—	6,460
Stock based compensation	—	—	11,011	—	—	—	—	—	11,011
Excess tax benefit from stock based compensation	—	—	1,181	—	—	—	—	—	1,181
Acquisition of treasury stock		—	—	—	—	(127,756)	(3,322)	—	(3,322)
Non controlling interest	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	5,209	—	—	—	5,209
Net income	—	—	—	32,445	—	—	—	—	32,445
Balance as of December 31, 2014	34,203,352	$34	$233,173	$269,424	$(55,509)	(1,297,885)	$(27,964)	$—	$419,158
Stock issued on exercise/vesting of equity awards	577,849	1	3,374	—	—	—	—	—	3,375
Stock based compensation	—	—	16,047	—	—	—	—	—	16,047
Excess tax benefit from stock based compensation	—	—	1,458	—	—	—	—	—	1,458
Acquisition of treasury stock	—	—	—	—	—	(392,093)	(14,195)	—	(14,195)
Non controlling interest	—	—	—	—	—	—	—	179	179
Other comprehensive income	—	—	—	—	(11,816)	—	—	—	(11,816)
Net income	—	—	—	51,565	—	—	—	—	51,565
Balance as of December 31, 2015	34,781,201	$35	$254,052	$320,989	$(67,325)	(1,689,978)	$(42,159)	$179	$465,771

See accompanying notes to consolidated financial statements

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$51,565	$32,445	$48,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,465	28,028	24,917
Write-off of accounts receivable	—	—	2,029
Stock-based compensation expense	16,047	11,011	11,832
Unrealized foreign exchange gain	(3,798)	(424)	(7,782)
Deferred income taxes	2,238	76	2,484
Excess tax benefit from stock-based compensation	(1,458)	(1,181)	(1,953)
Others, net	(278)	295	343
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(787)	(747)	(62)
Accounts receivable	(9,087)	3,261	(5,678)
Prepaid expenses and other current assets	(3,112)	(3,930)	(3,418)
Accounts payable	44	(146)	(375)
Deferred revenue	2,566	(947)	696
Accrued employee costs	8,528	179	3,306
Accrued expenses and other liabilities	(4,699)	8,426	5,565
Advance income tax, net	8,865	(7,841)	2,106
Other assets	(1,408)	(1,846)	685
Net cash provided by operating activities	96,691	66,659	82,792

Cash flows from investing activities:
Purchase of fixed assets	(25,585)	(27,678)	(15,916)
Business acquisition (net of cash acquired)	(44,270)	(58,185)	(1,183)
Purchase of short-term investments	(129,050)	(9,134)	(1,927)
Proceeds from redemption of short-term investments	125,365	6,735	1,491
Net cash used for investing activities	(73,540)	(88,262)	(17,535)

Cash flows from financing activities:
Principal payments on capital lease obligations	(720)	(967)	(1,511)
Proceeds from borrowings	30,000	50,000	—
Repayments of borrowings	(10,000)	—	—
Payment for purchase of non-controlling interest	—	—	(27)
Proceeds from non-controlling interest	176	—	—
Payment of debt issuance costs	(74)	(405)	—
Acquisition of treasury stock	(14,195)	(3,322)	(21,618)
Proceeds from exercise of stock options	3,375	6,459	5,489
Excess tax benefit from stock-based compensation	1,458	1,181	1,953
Net cash (used for)/provided by financing activities	10,020	52,946	(15,714)
Effect of exchange rate changes on cash and cash equivalents	(4,347)	(2,909)	(4,515)
Net increase in cash and cash equivalents	28,824	28,434	45,028
Cash and cash equivalents, beginning of year	176,499	148,065	103,037
Cash and cash equivalents, end of year	$205,323	$176,499	$148,065

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,188	$355	$592
Cash paid for taxes, net of refund	$11,505	$11,204	$8,585
Assets acquired under capital lease	$215	$366	$288
See accompanying notes to consolidated financial statement.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(In thousands, except share and per share amounts)
1. Organization and Basis of Presentation
Organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the “Company”), is a leading Operations Management and Analytics company that helps businesses enhance growth and profitability. Using its proprietary platforms, methodologies and tools the Company looks deeper to help companies improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. The Company’s clients are located principally in the U.S. and the U.K.
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
The non-controlling interest at December 31, 2015 represented the minority partner’s interest in the operations of ExlService Colombia S.A.S. and the profits associated with the minority partner’s interest in those operations, in the consolidated balance sheets and consolidated statements of income, respectively. The minority partner’s interest in the operations for the years ended December 31, 2015 was insignificant and is included under general and administrative expenses in the consolidated statements of income.
Effective for the quarter and year ended December 31, 2015, the Company merged two of its operating segments (Operations Consulting and Finance Transformation, previously part of the Analytics and Business Transformation reportable segment) into the Consulting operating segment to reflect recent organizational changes. The Company has also revised its reportable segments to reflect management’s focus on the Analytics operating segment. All other operating segments have been aggregated into the Operations Management reportable segment. The March 2015 acquisition of RPM Direct LLC and RPM Data Solutions, LLC (collectively, "RPM") is included in the Analytics operating segment.
The Company’s reportable segments are as follows:

•	Operations Management, and

•	Analytics.
The segment information for all prior years presented herein has been restated to conform to the current presentation. This change in segment presentation does not affect the Company’s consolidated statements of income, balance sheets or statements of cash flows.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. During the year ended December 31, 2015, the review indicated that the actual lives of certain fixed assets were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective January 1, 2015, the Company changed its estimates of the useful lives of its certain fixed assets to better reflect the estimated periods during which these assets will remain in service. The effect of change in estimated useful life of assets reduced depreciation expense by $1,690, increased net income by $1,016 and increased basic and diluted earnings per share by $0.03 each, during the year ended December 31, 2015.

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
The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet dates. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Resulting translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheets.

(d)	Revenue Recognition
The Company derives its revenues from Operations Management and Analytics services. Revenues from Operations Management are recognized primarily on a time-and-material based, transaction based, outcome-based, cost-plus and fixed-price basis; revenues from Analytics services are recognized primarily on a time-and-material and fixed price basis. The services provided by the Company under its contracts with the customer generally contain one unit of accounting except the software and related services contracts involving implementation services and post contract maintenance services. In such multiple element arrangements, revenue is allocated to maintenance based on the price charged when that element is sold separately (vendor specific objective evidence or “VSOE”). Revenues are recognized under our contracts generally when four basic criteria are met; persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.
Revenues under time-and-material, transaction and outcome-based contracts are recognized as the services are performed. Revenues are recognized on cost-plus contracts on the basis of contractually agreed direct and indirect costs incurred on a client contract plus an agreed upon profit mark-up. Such revenues are recognized as the related services are provided in accordance with the client contract. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), the Company monitors such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any service credits that are due to a client.
Revenue from Analytics services including modeling, targeting and designing of campaigns and mail marketing including email marketing and other digital solutions is typically recognized on delivery of such campaigns. In respect of arrangements involving subcontracting of part or whole of the assigned work, the Company evaluates revenues to be recognized under Accounting Standard Codification ("ASC") topic 605-45, “Revenue recognition - Principal agent considerations”.
Revenues for Company’s fixed-price contracts are recognized using the proportional performance method when the pattern of performance under the contracts can be reasonably determined. The Company estimates the proportional performance of a contract by comparing the actual number of hours or days worked to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. The Company regularly monitors its estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

The Company’s software and related services contracts generally contain software license, related services and maintenance elements. In such multiple element arrangements, revenue is allocated to maintenance based on the price charged when that element is sold separately (vendor specific objective evidence or “VSOE”). Maintenance revenues are generally recognized on a straight-line basis over the contract term. Services related to software licenses are evaluated to determine whether those services are significant or essential to the functionality of the software. When services are significant or considered essential, revenues related to license fee and services are recognized as the services are performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor hours to date bears to the total expected labor hours (input method).
The Company accrues revenues for services rendered between the last billing date and the balance sheet date. Accordingly, its accounts receivable include amounts for services that the Company has performed and for which an invoice has not yet been issued to the client.
The Company defers the revenues and costs attributable to certain process transition activities with respect to its certain customer contracts where the earnings process of such contracts is not complete. Such revenues and costs are subsequently recognized ratably over the period in which the related services are performed. The deferred costs are limited to the amounts of the deferred revenues.
As part of reimbursing the Travelers Indemnity Company (“Travelers”) for certain of their transition related expenses (the “disentanglement costs”), the Company recognized $26,347 of such reimbursements as a reduction of its revenues during the year ended December 31, 2014. The Company did not incur any reimbursements of disentanglement costs during the year ended December 31, 2015, and does not anticipate incurring any additional reimbursements of disentanglement costs related to Travelers going forward.
Reimbursements of out-of-pocket expenses received from clients are included as part of revenues. Reimbursements of out-of-pocket expenses included in revenues were $18,848, $19,606 and $18,621 for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports that will mature on various dates before December 31, 2016, as well as client funds held in dedicated bank accounts.
Non-current restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports and for demands against pending income tax assessments (see Note 16 for details), that will mature on various dates after December 31, 2016.

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
The mutual fund investments are in debt and money market funds which invest in instruments of various maturities in India. The Company accounts for these investments in accordance with the fair value option under ASC topic 825-10 and change in fair value is included in interest and other income. The fair value represents original cost (on the acquisition date) and the net asset value (“NAV”) as quoted, at each reporting period. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold or disposed and is included in interest and other income.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

(g)	Accounts Receivable
Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of the accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables. As of December 31, 2015 and 2014, the Company had $154 and $120 of allowance for doubtful accounts, respectively.
Accounts receivable include unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts. As of December 31, 2015 and 2014, the Company had $29,589 and $16,735 of unbilled accounts receivable, respectively.

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
The estimated lives used in determining depreciation are as follows:

Estimated Useful Life (Years)
Network equipment, computers and software	3-5
Buildings	30
Leasehold improvements	3-8
Office furniture and equipment	3-8
Motor vehicles	2-5

(i)	Software Development Costs
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

(j)	Business Combinations, Goodwill and Other Intangible Assets
ASC topic 805, “Business Combinations”, requires that the purchase method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.Under ASC topic 350, “Intangibles-Goodwill and Other”, all assets and liabilities

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under general and administrative expenses.
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
The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) (AOCI) until the hedged transactions occur and at that time are recognized in the foreign exchange gain/(loss) in consolidated statements of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain/(loss). The Company also uses derivatives instruments consisting of foreign currency exchange contracts to economically hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss).
The Company evaluates hedge effectiveness of cash flow hedges at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

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
The Company recognizes stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. The Company recognizes these compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeiture differs from those estimates.
Under the Company’s Amendment and Restatement of the 2006 Omnibus Award Plan (“2015 Plan”), the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs will cliff vest based on a revenue target ("PU") at the end of a three-year period. The other 50% shall be based on a market condition (“MUs”) that is contingent on meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual performance for both kinds of PRSUs.
The fair value of each PU was determined based on the market price of one common share of the Company on the date of grant, and the associated compensation expense was calculated on the basis that performance targets to receive 100% of the PUs is probable of being achieved. The compensation expense for the PUs is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PUs as of December 31, 2015 was based on the Company's assessment that the performance criteria for these grants would be met at the 100% performance target level during the respective years of vesting.
The grant date fair value for the MUs was determined using a Monte Carlo simulation model and the related compensation expense is expensed on a straight-line basis over the vesting period. All compensation expense related to the MUs will be recognized if the requisite performance period is fulfilled, even if the market condition is not achieved.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

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
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2015	2014	2013
Numerators:
Net income	$51,565	$32,445	$48,097
Denominators:
Basic weighted average common shares outstanding	33,298,104	32,804,606	32,750,178
Dilutive effect of share based awards	880,236	831,987	1,092,760
Diluted weighted average common shares outstanding	34,178,340	33,636,593	33,842,938
Earnings per share:
Basic	$1.55	$0.99	$1.47
Diluted	$1.51	$0.96	$1.42
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	73,896	114,395	268,219

(q)	Accumulated Other Comprehensive Loss
For the Company, accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC No. 815. Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive loss until the settlement of those contracts. The balances as of December 31, 2015 and 2014 are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Cumulative currency translation adjustments	$(68,063)	$(55,553)
Unrealized gain on cash flow hedges, net of taxes of $662 and $603	824	872
Retirement benefits, net of taxes of ($201) and ($277)	(86)	(828)
Accumulated other comprehensive loss	$(67,325)	$(55,509)
(r)Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	December 31, 2015	December 31, 2014
Accrued expenses	$26,238	$24,451
Derivative instruments	1,226	2,385
Client liability account	2,217	9,241
Other current liabilities	4,569	4,129
Accrued expenses and other current liabilities	$34,250	$40,206

(s)	Non-current liabilities
Non-current liabilities consists of the following:

	December 31, 2015	December 31, 2014
Derivative instruments	$1,132	$576
Unrecognized tax benefits	3,066	2,878
Deferred rent	6,515	5,977
Retirement benefits	1,441	1,544
Other non-current liabilities	5,501	1,895
Non-current liabilities	$17,655	$12,870

(t)	Other Income, net
Other Income, net consists of the following:

	Year ended December 31,
	2015	2014	2013
Interest and dividend income	$6,806	$3,709	$3,169
Interest expense	(1,338)	(369)	(564)
Other, net	221	263	(58)
Other income, net	$5,689	$3,603	$2,547
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”). The new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions of the Company. ASU No. 2014-09 is effective for the Company in the first

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

quarter of fiscal 2018 using either one of two methods: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospectively with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. The Company is currently evaluating the impact of adoption and the implementation approach to be used.
In April 2015, FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments will be effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the method of adoption and impact this standard will have on its consolidated financial statements and related disclosures.
In April 2015, FASB issued ASU No. 2015-03, “Interest-Imputation of Interest” (“ASU No. 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in that update. The standard will be effective for the Company beginning in the first quarter of fiscal year 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In May 2015, FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115” (“ASU No. 2015-08”). The amendments in ASU No. 2015-08 amend various SEC paragraphs included in FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.
In August 2015, FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements” (“ASU No. 2015-15”). This ASU indicates that the guidance in ASU No. 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU No. 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company does not expect the adoption of ASU No. 2015-15 to have any effect on the Company’s financial position or results of operations.
In September 2015, FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU No. 2015-16”). ASU No. 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in ASU No. 2015-16 require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU No. 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in ASU No. 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU No. 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact of adoption of ASU No. 2015-16 on its consolidated financial position or results of operations.
In November 2015, FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". This guidance requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The guidance is effective for interim and annual periods beginning after December 15, 2016, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As permitted, the Company elected to early adopt this guidance on a retrospective basis effective October 1, 2015 resulting in the reclassification of $4,738 of deferred tax assets from current assets to long-term assets. Deferred tax assets as of December 31, 2014 have been retroactively restated to reclassify $4,455 of deferred tax assets from current assets to long-term assets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

In January 2016, FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
3. Segment Information
The Company's operating segments are significant strategic business units that align its products and services with how it manages its business, approach the key markets and interacts with its clients. Effective for the quarter and year ended December 31, 2015, the Company merged two of its operating segments (Operations Consulting and Finance Transformation, previously part of the Analytics and Business Transformation reportable segment) into the Consulting operating segment to reflect recent organizational changes. The Company has also revised its reportable segments to reflect management’s focus on the Analytics operating segment. All the other operating segments have been aggregated into the Operations Management reportable segment. The March 2015 acquisition of RPM is included in the Analytics operating segment.
The new reportable segments are as follows:

•	Operations Management

•	Analytics
The Company has restated the segment information for the all the prior years presented herein to conform to the current presentation. This change in segment presentation does not affect the Company's consolidated statements of income, balance sheets or statements of cash flows.
The chief operating decision maker (“CODM”) generally reviews operating segment revenues and cost of revenues. The Company does not allocate and therefore the CODM does not evaluate operating expenses, interest expense or income taxes by segment. The Company’s operating assets are shared by multiple segments. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented.
Revenues and cost of revenues for each of the years ended December 31, 2015, 2014 and 2013, for Operations Management and Analytics segments, respectively, are as follows:

	Year ended December 31, 2015			Year ended December 31, 2014
	Operations Management	Analytics	Total	Operations Management	Analytics	Total

Revenues, net	$506,341	$122,151	$628,492	$433,663	$65,615	$499,278
Cost of revenues (exclusive of depreciation and amortization)	324,079	78,838	$402,917	286,493	46,042	332,535
Gross profit	$182,262	$43,313	$225,575	$147,170	$19,573	$166,743
Operating expenses			158,232			132,703
Foreign exchange gain/(loss) and other income, net			8,433			3,598
Income tax expense			24,211			5,193
Net income			$51,565			$32,445

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

	Year ended December 31, 2013
	Operations Management	Analytics	Total

Revenues, net	$432,916	$45,536	$478,452
Cost of revenues (exclusive of depreciation and amortization)	260,241	30,701	290,942
Gross profit	$172,675	$14,835	$187,510
Operating expenses			120,090
Foreign exchange gain/(loss) and other income, net			(2,443)
Income tax expense			16,880
Net income			$48,097

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

4. Quarterly Financial Data (Unaudited)
Summarized quarterly results for the years ended December 31, 2015 and 2014 are as follows:

	Three months ended 2015
	March 31	June 30	September 30	December 31	Full Year
Revenues, net
Operations Management	$123,853	$125,048	$128,043	$129,397	$506,341
Analytics	19,657	30,573	35,460	36,461	122,151
Total Revenues, net	$143,510	$155,621	$163,503	$165,858	$628,492
Gross profit
Operations Management	$44,124	$44,239	$46,566	$47,333	$182,262
Analytics	6,261	10,904	13,739	12,409	43,313
Total Gross profit	$50,385	$55,143	$60,305	$59,742	$225,575

Net income	$9,567	$12,074	$15,162	$14,762	$51,565
Earnings Per Share:
Basic	$0.29	$0.36	$0.46	$0.44	$1.55
Diluted	$0.28	$0.35	$0.44	$0.43	$1.51
Weighted-average number of shares used in computing earnings per share:
Basic	33,236,259	33,417,079	33,307,312	33,231,716	33,298,104
Diluted	34,051,971	34,207,973	34,180,635	34,272,731	34,178,340
Note:
Stock compensation expense	$4,255	$3,553	$4,471	$3,768	$16,047
Amortization of intangibles	$2,059	$2,808	$2,642	$2,717	$10,226
	Three months ended 2014
	March 31	June 30	September 30	December 31	Full Year
Revenues, net
Operations Management	$108,246	$104,614	$104,511	$116,292	$433,663
Analytics	13,551	15,124	17,946	18,994	65,615
Total Revenues, net	$121,797	$119,738	$122,457	$135,286	$499,278
Gross profit
Operations Management	$42,293	$34,151	$32,651	$38,075	$147,170
Analytics	4,582	4,328	4,823	5,840	19,573
Gross profit	$46,875	$38,479	$37,474	$43,915	$166,743

Net income	$11,147	$7,762	$6,075	$7,461	$32,445
Earnings Per Share:
Basic	$0.34	$0.24	$0.18	$0.23	$0.99
Diluted	$0.33	$0.23	$0.18	$0.22	$0.96
Weighted-average number of shares used in computing earnings per share:
Basic	32,523,490	32,812,155	32,890,475	32,986,276	32,804,606
Diluted	33,428,544	33,673,669	33,676,665	33,761,462	33,636,593
Note:
Stock compensation expense	$4,176	$1,966	$2,376	$2,493	$11,011
Amortization of intangibles	$1,536	$1,489	$1,441	$2,157	$6,623

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

5. Business Combinations, Goodwill and Intangible Assets
RPM Direct LLC and RPM Data Solutions, LLC.
On March 20, 2015 the Company completed its acquisition of RPM Direct LLC and RPM Data Solutions, LLC (each a “Target Company” and together the “Target Companies” or “RPM”), pursuant to a Securities Purchase Agreement dated February 23, 2015 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired all of the issued and outstanding limited liability company membership interests of the Target Companies (the “Securities”) from the security holders of each of the Target Companies.
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
RPM specializes in analyzing large consumer data sets to segment populations, predict response rates, forecast customer lifetime value and design targeted, multi-channel marketing campaigns. RPM has focused on the insurance industry, including Property & Casualty ("P&C"), life and health, since its inception in 2001. The quantity and combination of data attributes managed by RPM drives optimal, data-driven decision-making and enables it to build models that analyze prospects individually. RPM employs proprietary predictive analytics and domain-specific pattern recognition algorithms to deliver results through a flexible, on-demand service model. Accordingly, the Company paid a premium for the acquisition which is being reflected in the goodwill recognized from the purchase price allocation of the total consideration paid by the Company.
During the three months ended December 31, 2015, the Company finalized its purchase price allocation for the acquisition, which is as follows:

Amount
(In thousands)
Net tangible assets	$1,790
Identifiable intangible assets:
Customer Relationships	13,260
Trade Names	680
Developed Technology	1,420
Non-Compete Agreements	680
Goodwill	33,155
Total purchase price*	$50,985

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
During the year ended December 31, 2015, the Company recognized $303 of acquisition related costs. Such amounts are included in general and administrative expenses in the consolidated statements of income. The Company’s results of operations for the year ended December 31, 2015 includes revenues of $32,818 for RPM since March 20, 2015, the date on which the

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

acquisition was consummated. It is not practicable to disclose the net earnings since management does not allocate or evaluate operating expenses and income taxes to its domestic entities.
The amount of goodwill recognized from the RPM acquisition is deductible for tax purposes.
Goodwill
The following table sets forth details of the Company’s goodwill balance as of December 31, 2015:

	Operations Management	Analytics	Total
Balance at January 1, 2014	$90,622	$16,785	$107,407
Goodwill arising from Blue Slate acquisition (1)	4,554	—	4,554
Goodwill arising from Overland acquisition	28,667	—	28,667
Currency translation adjustments	(529)	—	(529)
Allocation on sale of a business unit (2)	(500)	—	(500)
Balance at December 31, 2014	$122,814	$16,785	$139,599
Goodwill arising from RPM acquisition	—	33,155	33,155
Currency translation adjustments	(1,219)	—	(1,219)
Balance at December 31, 2015	$121,595	$49,940	$171,535

(1)
Goodwill arising from the Company's acquisition of Blue Slate Solutions, LLC (“Blue Slate”) in 2014 was reclassified into Operations Management segment because of Company's change in segment reporting.

(2)
Relates to the sale of a business unit (acquired with the acquisition of Business Process Outsourcing Inc.). The net loss recognized from the sale of this business unit is $149 and is included under “other income, net” in the consolidated statements of income for the year ended December 31, 2014.

Based on the results of the impairment testing performed during the year ended December 31, 2015, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss.
Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,816	$(24,215)	$40,601
Leasehold benefits	2,789	(2,109)	680
Developed technology	12,234	(4,363)	7,871
Non-compete agreements	2,045	(1,451)	594
Trade names and trademarks	5,670	(2,683)	2,987
	$87,554	$(34,821)	$52,733

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$51,598	$(16,836)	$34,762
Leasehold benefits	2,927	(2,004)	923
Developed technology	10,814	(2,402)	8,412
Non-compete agreements	1,365	(1,323)	42
Trade names and trademarks	4,990	(2,150)	2,840
	$71,694	$(24,715)	$46,979
Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $10,226, $6,623 and $6,300, respectively. The remaining weighted average life of intangible assets was 6.3 years for customer relationships, 3.4 years for leasehold benefits, 4.5 years for developed technology, 3.5 years for non-compete agreements and 6.0 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company had $900 of indefinite lived trade names and trademarks as of December 31, 2015 and 2014.

Estimated amortization of intangible assets during the year ending December 31,
2016	$10,869
2017	$10,792
2018	$10,469
2019	$9,707
2020	$9,996
6. Fair Value Measurements
ASC topic 820, “Fair Value Measurements and Disclosures ” ("ASC No. 820") defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.
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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2015 and 2014. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value
The assets and liabilities measured at fair value on recurring basis are summarized below:

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$118,478	$—	$—	$118,478
Derivative financial instruments	—	4,184	—	4,184
Total	$118,478	$4,184	$—	$122,662
Liabilities
Derivative financial instruments	$—	$2,358	$—	$2,358
Fair value of earn-out consideration	—	—	4,060	4,060
Total	$—	$2,358	$4,060	$6,418

As of December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$127,347	$—	$—	$127,347
Derivative financial instruments	—	4,579	—	4,579
Total	$127,347	$4,579	$—	$131,926
Liabilities
Derivative financial instruments	$—	$2,961	$—	$2,961
Total	$—	$2,961	$—	$2,961
Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 7 for further details.
Fair value of earn-out consideration: The fair value measurement of earn-out consideration is determined using Level 3 inputs. The Company’s earn-out consideration represents a component of the total purchase consideration for its acquisition of RPM. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by RPM during the 2015 and 2016 calendar years. The Company estimated the fair value of the earn out consideration to be $4,060, utilizing a Monte Carlo simulation. The Monte-Carlo simulation model simulates a range of possible performance levels and estimates the probabilities of the potential payouts. This model also incorporates a range of assumptions like discount rate, risk-free rate, assumed cost of debt, etc. See Note 5 for further details.
7. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchanges rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC No. 815. The Company had outstanding cash flow hedges totaling $230,894 as of December 31, 2015 and $218,036 as of December 31, 2014. The fair value of these cash flow hedges is included in the other comprehensive loss on the Company's consolidated balance sheet.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC No. 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/loss. The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna,

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $61,641 and GBP 13,256 as of December 31, 2015 and amounted to $57,982 and GBP 10,889 as of December 31, 2014.
The Company estimates that approximately $1,438 of net derivative losses included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of December 31, 2015. At December 31, 2015, the maximum outstanding term of the cash flow hedges was forty-five months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. There were no such significant amounts of gains or losses were reclassified from AOCI into earnings during the years ended December 31, 2015 and 2014.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:
Derivatives designated as hedging instruments:

	December 31, 2015	December 31, 2014
Other current assets:
Foreign currency exchange contracts	$2,664	$1,243
Other assets:
Foreign currency exchange contracts	$1,175	$3,193
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$1,226	$2,385
Other non current liabilities:
Foreign currency exchange contracts	$1,132	$576
Derivatives not designated as hedging instruments:

	December 31, 2015	December 31, 2014
Other current assets:
Foreign currency exchange contracts	$345	$143
The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income for the years ended December 31, 2015 and 2014:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014		2015	2014		2015	2014
Foreign exchange contracts	$(1,111)	$6,770	Foreign exchange gain/(loss)	$(1,117)	$(7,140)	Foreign exchange gain/(loss)	$—	$—

Derivatives not designated as Hedging Instruments		Amount of Gain/(Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	2015	2014
Foreign exchange contracts	Foreign exchange gain/(loss)	$862	$3,685
8. Fixed Assets
Fixed assets consist of the following:

	December 31, 2015	December 31, 2014
Owned Assets:
Network equipment, computers and software	$95,245	$83,140
Leasehold improvements	28,603	26,416
Office furniture and equipment	14,000	12,218
Capital work in progress	3,140	3,029
Buildings	1,202	1,262
Land	787	826
Motor vehicles	540	542
	143,517	127,433
Less: Accumulated depreciation and amortization	(96,079)	(82,947)
	$47,438	$44,486
Assets under capital leases:
Leasehold improvements	$877	$961
Office furniture and equipment	136	219
Motor vehicles	806	848
	1,819	2,028
Less: Accumulated depreciation and amortization	(1,266)	(1,145)
	$553	$883
Fixed assets, net	$47,991	$45,369
Depreciation and amortization expense excluding amortization of acquisition related intangibles for the year ended December 31, 2015, 2014 and 2013 was $21,239, $21,405 and $18,617, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

Capital work in progress represents advances paid towards acquisition of fixed assets and cost of fixed assets and internally generated software costs not yet ready to be placed in service.
9. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the years ended December 31, 2015 and 2014, the Company acquired 15,078 and 18,256 shares of common stock, respectively from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $484 and $459, respectively. The weighted average purchase price of $32.10 and $25.14, respectively, was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
On December 30, 2014, the Company’s Board of Directors authorized up to an annual $20,000 common stock repurchase program (the “2014 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 to 2017. On November 7, 2013, the Company had announced a similar program, pursuant to which the Board of Directors authorized a $25,000 common stock repurchase program (the “2013 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions.
During the year ended December 31, 2015, the Company purchased 377,015 shares of its common stock for an aggregate purchase price of approximately $13,711 including commissions, representing an average purchase price per share of $36.37 under the 2014 Repurchase program.
During the year ended December 31, 2014, the Company purchased 109,500 shares of its common stock for an aggregate purchase price of approximately $2,863 including commissions, representing an average purchase price per share of $26.14 under the 2013 Repurchase program.
Repurchased shares have been recorded as treasury shares and will be held until the Board of Directors designates that these shares be retired or used for other purposes.
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
Borrowings under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 1.60% per annum during the year ended December 31, 2015.
Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The Company has an outstanding debt of $70,000 of which $10,000 is expected to be repaid within next twelve months and is included

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

under “short-term borrowings” in the consolidated balance sheet. In connection with the financing, the Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility. The unamortized debt issuance costs as of December 31, 2015 and December 31, 2014 was $368 and $460, respectively and is included under "other current assets" and “other assets” in the consolidated balance sheets.
The Credit Facility is guaranteed by our domestic subsidiaries and material foreign subsidiaries and are secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on indebtedness of the Company. At December 31, 2015, the Company was in compliance with all covenants.
11. Employee Benefit Plans
The Company’s Gratuity Plans in India and the Philippines ("Gratuity Plan") provide for lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plans are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plan are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.
The benefit obligation has been measured as of December 31, 2015. The following table sets forth the activity and the funded status of the Gratuity Plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	December 31,
	2015	2014
Change in projected benefit obligation:
Benefit obligation at the beginning of the year	$7,563	$6,567
Service cost	1,638	1,523
Interest cost	550	559
Benefits paid	(851)	(749)
Actuarial (gain)/loss	(609)	161
Divestiture	—	(350)
Effect of exchange rate changes	(382)	(148)

Projected benefit obligation at the end of the year	$7,909	$7,563
Unfunded amount–non-current	$1,441	$1,544
Unfunded amount–current	1,545	1,267
Total accrued liability	$2,986	$2,811

Accumulated benefit obligation	$5,537	$5,034
Net gratuity cost includes the following components:

	Year ended December 31,
	2015	2014	2013
Service cost	$1,638	$1,523	$1,341
Interest cost	550	559	444
Expected return on plan assets	(385)	(172)	(164)
Actuarial loss	211	149	139
Net gratuity cost	$2,014	$2,059	$1,760

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $92. The components of accumulated other comprehensive loss that have not been recognized as components of net gratuity cost in the statement of income as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Net actuarial loss	$77	$819
Net prior service cost	9	9
Accumulated other comprehensive loss, net of tax	$86	$828

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	December 31,
	2015	2014	2013
Discount rate	7.8%	8.0%	8.3%
Rate of increase in compensation levels	8.4%	8.2%	8.2%
Expected long term rate of return on plan assets per annum	9.0%	9.0%	9.0%
The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments during the year ending December 31,
2016	$2,129
2017	$1,632
2018	$1,291
2019	$971
2020	$736
2021 to 2025	$2,000
The Company's gratuity plan in India is partially funded. The Company makes annual contributions to the employees’ gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year.

Change in Plan Assets
Plan assets at January 1, 2014	$2,156
Actual return	259
Employer contribution	2,567
Benefits paid*	(105)
Effect of exchange rate changes	(125)
Plan assets December 31, 2014	$4,752
Actual return	355
Employer contribution	903
Benefits paid*	(851)
Effect of exchange rate changes	(236)
Plan assets December 31, 2015	$4,923

* All Benefits payments were made through the plan assets during the year ended December 31, 2015. During the year ended December 31, 2014, benefits payment of $644 were made directly by the Company and benefit payments of $105 were made through the plan assets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

The Exl Service 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code is a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. Contributions to the 401(k) Plan amounted to $1,907, $1,503 and $1,147 during the years ended December 31, 2015, 2014 and 2013, respectively.
During the years ended December 31, 2015, 2014 and 2013, the Company contributed $5,753, $5,802 and $5,448 for the years ended December 31, 2015, 2014 and 2013, respectively for various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria and the Czech Republic.
12. Leases
The Company finances its use of certain leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of December 31, 2015 are as follows:

Year ending December 31,
2016	$444
2017	190
2018	89
2019	28
Total minimum lease payments	751
Less: amount representing interest	89
Present value of minimum lease payments	662
Less: current portion	384
Long term capital lease obligation	$278
The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after December 31, 2015 are set forth below:

Year ending December 31,
2016	$7,681
2017	4,782
2018	3,277
2019	2,249
2020	1,521
2021 and thereafter	1,298
$20,808
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent on such leases on a straight line basis over the non-cancelable lease period determined under ASC topic 840, “Leases”. Rent expense under both cancelable and non-cancelable operating leases was $19,943, $18,884 and $17,384 for the years ended December 31, 2015, 2014 and 2013, respectively. Deferred rent as of December 31, 2015 and 2014 was $7,066 and $6,544, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

13. Income Taxes
The components of income before income taxes consist of the following:

	Year ended December 31,
	2015	2014	2013
Domestic	$25,045	$(4,785)	$24,056
Foreign	50,731	42,423	40,921
	$75,776	$37,638	$64,977
The income tax expense consists of the following:

	Year ended December 31,
	2015	2014	2013
Current provision/(benefit):
Domestic	$9,951	$(1,069)	$3,466
Foreign	12,022	6,186	10,930
	$21,973	$5,117	$14,396
Deferred provision/(benefit):
Domestic	$3,041	$535	$4,183
Foreign	(803)	(459)	(1,699)
	$2,238	$76	$2,484
Income tax expense	$24,211	$5,193	$16,880
The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	December 31,
	2015	2014	2013
Expected tax expense	$26,521	$12,797	$22,742
Change in valuation allowance	19	64	—
Impact of tax holiday	(2,991)	(3,208)	(5,531)
Foreign tax rate differential	(2,797)	(3,327)	(1,412)
Deferred tax (benefit)/provision	(803)	(459)	(433)
Unrecognized tax benefits and interest	324	(1,846)	2,399
State taxes, net of Federal taxes	1,327	593	601
Non-deductible expenses	26	15	310
Prior year tax expense/(benefit)	2,450	—	(875)
Other	135	564	(921)
Tax expense	$24,211	$5,193	$16,880
The effective tax rate increased from 13.8% for the year ended December 31, 2014 to 32.0% for the year ended December 31, 2015. The increase in 2015 was primarily due to a lower income tax expense during the year ended December 31, 2014, which was due to the reversal of an unrecognized tax benefit of $2,173 and lower income in the U.S. (versus other jurisdictions in which we incur taxes at a lower rate). The lower income in the U.S. was due to reimbursement of disentanglement costs to Travelers during the year ended December 31, 2014. The effective tax rate further increased in 2015 due to an income tax expense which related to immaterial errors from prior years of approximately $2,450, lower tax holiday benefits of $217 and increase in corporate tax rate in certain foreign subsidiaries of the Company during the year ended December 31, 2015 compared to the year ended December 31, 2014. The Company evaluated qualitative and quantitative factors in accordance with ASC Topic 250, Accounting Changes and Error Corrections, in determining that the income tax expense recorded in 2015 related to prior years was not material to the results of operations for the year ended December 31, 2015 or any of the prior years.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

The Company derives income tax benefits from a corporate tax holiday in the Philippines for its operations centers established there over the last several years. The tax holiday expired for one of its centers in 2014 and will expire over the next few years for other centers. Following the expiry of the tax exemption, income generated from centers in Philippines will be taxed at the prevailing annual tax rate, which is currently 5% on gross income.
Certain operations centers in India, which were established in Special Economic Zones (“SEZs”), are eligible for tax incentives until 2025. These operations centers are eligible for a 100% income tax exemption for first five years of operations and 50% exemption for a period of five years thereafter.
The diluted earnings per share effect of the tax holiday is $0.09, $0.10 and $0.16 for the years ended December 31, 2015, 2014 and 2013, respectively.
The components of the deferred tax balances as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Tax credit carry forward	$5,164	$4,442
Depreciation and amortization	3,777	4,371
Share-based compensation	8,099	5,595
Accrued employee costs and other expenses	3,079	2,715
Net operating loss carry forwards	3,746	9,889
Unrealized exchange loss	1,136	859
Deferred rent	1,292	1,268
Others	62	670
	$26,355	$29,809
Valuation allowance	(595)	(729)
Deferred tax assets	$25,760	$29,080
Deferred tax liabilities:
Unrealized exchange gain	$848	$667
Intangible assets	11,163	11,973
Deferred tax liabilities:	$12,011	$12,640
Net deferred tax assets	$13,749	$16,440
Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At December 31, 2015 and 2014, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on certain net operating loss carry forwards. Accordingly, the Company had recorded a valuation allowance of $512 and $665 as of December 31, 2015 and 2014, respectively. The Company also recorded a valuation allowance of $83 and $64 related to tax credit carry forward as of December 31, 2015 and 2014, respectively.
As a result of the multiple acquisitions over the last few years, the Company acquired federal and state net operating losses in the United States. Thus, as of December 31, 2015 and 2014, the Company has federal net operating loss carry forwards of approximately $9,063 and $25,300 respectively, which expire through various years until 2032. The Company’s federal net operating loss carry forwards are subject to certain annual utilization limitations under Section 382 of the United States Internal Revenue Code. The Company also has state and local net operating loss carry forwards of varying amounts, which are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize all of the losses before their expiration.
At December 31, 2015 and 2014, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. Such earnings totaled

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

approximately $261,804 and $222,292 as of December 31, 2015 and 2014, respectively. The determination of the amount of such unrecognized deferred taxes is not practicable.
The Company’s income tax expense also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC topic 740, “Income Taxes”, as well as the related net interest. Tax exposures can involve complex issues and may require an extended resolution period. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the income tax expense in the period in which such determination is made.
The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2015 through December 31, 2015

Balance as of January 1, 2015	$2,761
Increases related to prior year tax positions*	1,937
Decreases related to prior year tax positions*	(1,818)
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	(83)
Balance as of December 31, 2015	$2,797

*     Unrecognized tax benefits of $1,818 related to immaterial errors related to prior years which were recorded and regularized during the year ended December 31, 2015.
The unrecognized tax benefits as of December 31, 2015 of $2,797, if recognized, would impact the effective tax rate.
The Company has recognized interest of $205 and $276 during the years ended December 31, 2015 and 2014, respectively, which is included in the income tax expense in the consolidated statements of income. As of December 31, 2015 and 2014, the Company has accrued interest and penalties of $1,269 and $1,117 relating to unrecognized tax benefits.
14. Stock Based Compensation

On June 19, 2015, at the Company’s 2015 Annual Meeting of Stockholders, the Company's stockholders approved the 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (the “2015 Plan”), which amended and restated the 2006 Omnibus Award Plan to, among other things, increased the total number of shares reserved for grants of awards under the 2015 Plan by 1,700,000 shares. As of December 31, 2015, the Company had 2,430,147 shares available for grant under the 2015 Plan.
Under the 2015 Plan, the Compensation Committee (“the Committee”) may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance based compensation awards (including cash bonus awards and market condition based awards) or any combination of the foregoing.
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
The Company applies the provisions of ASC 718, to account for its stock based compensation, using the modified prospective method of transition. Under the provisions of this guidance, the estimated fair value of share-based awards granted under stock incentive plans is recognized as compensation expense over the vesting period.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

The following costs related to the Company’s stock-based compensation plan are included in the consolidated statements of income:

	Year ended December 31,
	2015	2014	2013
Cost of revenue	$2,895	$2,290	$2,413
General and administrative expenses	6,077	4,350	5,077
Selling and marketing expenses	7,075	4,371	4,342
Total	$16,047	$11,011	$11,832
Stock Options
The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted by the Company during the year ended December 31, 2015.
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
Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	2,454,634	$15.30
Granted	14,301	26.76
Exercised	(485,141)	11.32
Forfeited	(27,279)	24.13
Outstanding at December 31, 2013	1,956,515	$16.25
Granted	9,794	27.62
Exercised	(440,380)	14.67
Forfeited	(92,750)	25.20
Outstanding at December 31, 2014	1,433,179	$16.23
Granted	—	—
Exercised	(216,980)	15.55
Forfeited	(6,058)	24.77
Outstanding at December 31, 2015	1,210,141	$16.31	$34,638	3.50
Vested and exercisable at December 31, 2015	1,135,278	$15.75	$33,130	3.33
The unrecognized compensation cost for unvested options as of December 31, 2015 is $148 which is expected to be expensed over a weighted average period of 0.11 years. The weighted-average fair value of options granted during the years ended December 31, 2014 and 2013 was $9.77 and $10.07, respectively. The total grant date fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $1,228, $2,112 and $3,061, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $4,413, $5,757 and $8,960, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

The following table summarizes the status of the Company’s stock options outstanding and stock options vested and exercisable at December 31, 2015:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.00 to $15.00	546,543	$10.06	546,543	$10.06
$15.01 to $21.00	322,661	18.33	322,661	18.33
$21.01 to $28.00	340,937	24.41	266,074	24.30
Total	1,210,141	$16.31	1,135,278	$15.75
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
Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2012	5,207	$17.58	1,025,911	$21.36
Granted	—	—	522,130	29.37
Vested	(4,807)	17.56	(300,316)	20.35
Forfeited	(400)	17.72	(103,283)	25.04
Outstanding at December 31, 2013	—	$—	1,144,442	$24.95
Granted	46,950	29.29	634,054	26.26
Vested	—	—	(436,660)	22.04
Forfeited	—	—	(152,145)	26.28
Outstanding at December 31, 2014*	46,950	$29.29	1,189,691	$26.54
Granted	122,131	35.91	471,160	34.99
Vested	(34,147)	29.29	(348,086)	25.24
Forfeited	(5,296)	29.29	(84,478)	27.89
Outstanding at December 31, 2015*	129,638	$35.53	1,228,287	$30.06

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

*     Excludes 21,364 and 28,000 restricted stock units vested during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014 restricted stock units vested for which the underlying common stock is yet to be issued are 149,364 and 128,000, respectively.
The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2015, unrecognized compensation cost of $30,661 is expected to be expensed over a weighted average period of 2.53 years. The weighted-average fair value of restricted stock and restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $35.18, $26.47 and $29.37, respectively. The total grant date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 was $12,620, $11,393 and $9,126, respectively.
During the year ended December 31, 2015, the Company granted 122,131 restricted stock units in connection with its RPM acquisition. The fair value of these grants will be recognized as compensation expense over the vesting period.
Performance Based Stock Awards
Under the 2015 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest at the end of a three-year period based on a revenue target for the third year (“PUs”). However, up to one-third of the PUs may be earned based on the Company’s revenue performance in each of first two years against annual revenue targets in those years. The total amount of PUs that the recipient earns based on these performance criteria, will be the greater of (i) the PUs earned in the year of vesting and (ii) the sum of the earned PUs during the first two years. The other 50% is based on a market condition (“MUs”) that is contingent on meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual performance for both kinds of PRSUs.
The fair value of each PU was determined based on the market price of one common share of the Company on the date of grant, and the associated compensation expense was calculated on the basis that performance targets to receive 100% of the PUs is probable of being achieved. The compensation expense for the PUs is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets.
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
The Monte-Carlo simulation model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model also incorporates the following ranges of assumptions:

•	The historical volatilities are used over the most recent three-year period for the components of the peer group.

•	The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2015
(In thousands, except share and per share amounts)

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at December 31, 2014	47,725	$25.63	47,725	$33.60
Granted	62,788	34.75	162,787	40.36
Vested	—	—	—	—
Forfeited	(3,300)	28.53	(3,300)	40.29
Outstanding at December 31, 2015	107,213	$30.88	207,212	$38.80
As of December 31, 2015, unrecognized compensation cost of $7,661 is expected to be expensed over a weighted average period of 1.85 years.
Subsequent to December 31, 2015, the Company granted approximately 125,000 PRSUs and 380,000 restricted stock units to its employees.
15. Geographical Information
The Company attributes the revenues to regions based upon location of its customers.

	Year ended December 31,
	2015	2014	2013
Revenues, net
United States	$496,418	$368,870	$353,274
United Kingdom	108,868	101,789	92,601
Rest of World	23,206	28,619	32,577
	$628,492	$499,278	$478,452

	December 31, 2015	December 31, 2014
Fixed assets, net
India	$23,415	$24,186
United States	10,680	8,293
Philippines	11,285	12,391
Rest of World	2,611	499
	$47,991	$45,369

16. Commitments and Contingencies
Fixed Asset Commitments
At December 31, 2015, the Company has committed to spend approximately $5,800 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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
December 31, 2015
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
Contingencies
U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment.
The aggregate disputed amount demanded by Income tax authorities from the Company related to its transfer pricing issues for years ranging from tax years 2003 to 2012 and its permanent establishment issues ranging from tax years 2003 to 2007 as of December 31, 2015 and 2014 is $21,360 and $22,866, respectively of which the Company has made payments or provided bank guarantee to the extent $14,668 and $14,666, respectively. Amounts paid as deposits in respect of such assessments aggregating to $12,665 and $12,564 as of December 31, 2015 and 2014, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,003 and $2,102 as of December 31, 2015 and 2014, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of December 31, 2015 and 2014.
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