Form 10-Q
period 2016-03-31
ExlService Holdings, Inc.
filed 2016-04-29
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2016, there were 33,472,670 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,774	$205,323
Short-term investments	97,079	13,676
Restricted cash	2,722	1,872
Accounts receivable, net	107,601	92,650
Prepaid expenses	8,426	8,027
Advance income tax, net	6,406	2,432
Other current assets	19,746	15,219
Total current assets	337,754	339,199
Fixed assets, net	47,540	47,991
Restricted cash	3,380	3,319
Deferred tax assets, net	9,711	13,749
Intangible assets, net	50,013	52,733
Goodwill	171,498	171,535
Other assets	22,384	22,257
Total assets	$642,280	$650,783
Liabilities and Equity
Current liabilities:
Accounts payable	$3,146	$6,401
Short-term borrowings	10,000	10,000
Deferred revenue	13,667	11,518
Accrued employee cost	24,644	44,526
Accrued expenses and other current liabilities	37,901	34,250
Current portion of capital lease obligations	286	384
Total current liabilities	89,644	107,079
Long term borrowings	55,000	60,000
Capital lease obligations, less current portion	278	278
Non-current liabilities	13,565	17,655
Total liabilities	158,487	185,012
Commitments and contingencies (See Note 16)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,252,413 shares issued and 33,409,249 shares outstanding as of March 31, 2016 and 34,781,201 shares issued and 33,091,223 shares outstanding as of December 31, 2015	35	35
Additional paid-in-capital	261,871	254,052
Retained earnings	334,809	320,989
Accumulated other comprehensive loss	(64,087)	(67,325)
Total including shares held in treasury	532,628	507,751
Less: 1,843,164 shares as of March 31, 2016 and 1,689,978 shares as of December 31, 2015, held in treasury, at cost	(49,014)	(42,159)
ExlService Holdings, Inc. stockholders' equity	$483,614	$465,592
Non-controlling interest	179	179
Total equity	$483,793	$465,771
Total liabilities and equity	$642,280	$650,783
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2016	2015
Revenues, net	$167,036	$143,510
Cost of revenues (exclusive of depreciation and amortization)	108,379	93,125
Gross profit	58,657	50,385
Operating expenses:
General and administrative expenses	20,618	18,621
Selling and marketing expenses	13,454	11,243
Depreciation and amortization	8,133	7,053
Total operating expenses	42,205	36,917
Income from operations	16,452	13,468
Foreign exchange gain	469	1,134
Other income, net	2,794	1,178
Income before income taxes	19,715	15,780
Income tax expense	5,895	6,213
Net income	$13,820	$9,567
Earnings per share:
Basic	$0.41	$0.29
Diluted	$0.40	$0.28
Weighted-average number of shares used in computing earnings per share:
Basic	33,380,028	33,236,259
Diluted	34,351,657	34,051,971
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended March 31,
	2016	2015
Net income	$13,820	$9,567
Other comprehensive income/(loss):
Unrealized gain on effective cash flow hedges, net of taxes $403 and $453, respectively	2,034	1,806
Foreign currency translation adjustment	1,033	302
Retirement benefits, net of taxes $5 and $6, respectively	182	151
Reclassification adjustments
Realized (gain)/loss on cash flow hedges, net of taxes ($25) and $126, respectively(1)	(32)	183
Retirement benefits, net of taxes $1 and $3, respectively(2)	21	52
Total other comprehensive income	$3,238	$2,494
Total comprehensive income	$17,058	$12,061

(1)	These are reclassified to net income and are included in the foreign exchange gain/(loss) in the unaudited consolidated statements of income. See Note 7 to the consolidated financial statements.

(2)
These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 11 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$13,820	$9,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,133	7,053
Stock-based compensation expense	5,809	4,255
Unrealized gain on short term investments	(1,525)	(42)
Change in fair value of earn-out consideration	(250)	—
Unrealized foreign exchange (gain)/loss	(1,061)	284
Deferred income taxes	3,646	2,804
Others, net	(12)	29
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(919)	(1,477)
Accounts receivable	(14,490)	(5,779)
Prepaid expenses and other current assets	(3,641)	(2,799)
Accounts payable	(2,584)	(984)
Deferred revenue	2,334	3,834
Accrued employee costs	(19,567)	(16,398)
Accrued expenses and other liabilities	4,147	(497)
Advance income tax, net	(4,429)	544
Other assets	148	(257)
Net cash (used for) / provided by operating activities	(10,441)	137

Cash flows from investing activities:
Purchase of fixed assets	(8,457)	(8,845)
Business acquisition (net of cash acquired)	—	(44,419)
Purchase of short-term investments	(101,327)	(5,995)
Proceeds from redemption of short-term investments	20,004	3,079
Net cash used for investing activities	(89,780)	(56,180)

Cash flows from financing activities:
Principal payments on capital lease obligations	(123)	(223)
Proceeds from borrowings	—	30,000
Repayments of borrowings	(5,000)	—
Payment of debt issuance costs	—	(50)
Acquisition of treasury stock	(6,855)	(397)
Proceeds from exercise of stock options	2,010	1,883
Net cash (used for)/provided by financing activities	(9,968)	31,213
Effect of exchange rate changes on cash and cash equivalents	640	(350)
Net decrease in cash and cash equivalents	(109,549)	(25,180)
Cash and cash equivalents, beginning of year	205,323	176,499
Cash and cash equivalents, end of year	$95,774	$151,319
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Basis of Presentation
The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
The segment information for all prior periods presented herein has been restated to conform to the current presentation. This change in segment presentation does not affect the Company’s consolidated statements of income, balance sheets or statements of cash flows.

2. Summary of Significant Accounting Policies
(a) Principles of Consolidation
The accompanying unaudited consolidated financial statements include the financial statements of ExlService Holdings and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The non-controlling interest at March 31, 2016 represents the minority partner’s interest in the operations of ExlService Colombia S.A.S. ("Exl Colombia") and the profits associated with the minority partner’s interest in those operations, in the consolidated balance sheets and consolidated statements of income, respectively. The non-controlling interest in such operations for the three months ended March 31, 2016 was insignificant and is included under general and administrative expenses in the unaudited consolidated statements of income.
(b) Use of Estimates
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

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
(c) Other current assets
Other current assets consists of the following:

	March 31, 2016	December 31, 2015
Derivative instruments	$3,831	$3,009
Advances to suppliers	1,534	1,545
Receivables from statutory authorities	9,372	8,676
Others	5,009	1,989
Other current assets	$19,746	$15,219
(d) Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	March 31, 2016	December 31, 2015
Accrued expenses	$25,264	$26,238
Derivative instruments	413	1,226
Client liability account	2,972	2,217
Other current liabilities	9,252	4,569
Accrued expenses and other current liabilities	$37,901	$34,250
(e) Non-current liabilities
Non-current liabilities consists of the following:

	March 31, 2016	December 31, 2015
Derivative instruments	$568	$1,132
Unrecognized tax benefits	3,112	3,066
Deferred rent	6,864	6,515
Retirement benefits	1,472	1,441
Other non-current liabilities	1,549	5,501
Non-current liabilities	$13,565	$17,655
(f) Accumulated Other Comprehensive Loss
For the Company, accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC topic 815, "Derivatives and Hedging" ("ASC 815"). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive loss until the settlement of those contracts. The balances as of March 31, 2016 and December 31, 2015 are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2015
Cumulative currency translation adjustments	$(67,030)	$(68,063)
Unrealized gain on cash flow hedges, net of taxes of $1,035 and $657	2,826	824
Retirement benefits, net of taxes of ($194) and ($201)	117	(86)
Accumulated other comprehensive loss	$(64,087)	$(67,325)
(g) Other Income, net
Other income, net consists of the following:

	Three months ended March 31,
	2016	2015
Interest and dividend income*	$2,222	$1,402
Interest expense	(385)	(283)
Change in fair value of earn-out consideration**	250	—
Other, net	707	59
Other income, net	$2,794	$1,178

* Includes unrealized gain of $1,525 and $42 on investments carried under ASC topic 825, "Financial Instruments" ("ASC 825"), fair value option for the three months ended March 31, 2016 and 2015 respectively.
** Reduction in the Company's liability of earn-out consideration related to its acquisition of RPM Direct, LLC and RPM Data Solutions, LLC (the "RPM Acquisition") from $4,060 as of December 31, 2015 to $3,810 as of March 31, 2016 recognized as other income.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”. The new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions of the Company. ASU No. 2014-09 is effective for the Company in the first quarter of fiscal 2018 using either one of two methods: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospectively with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. The Company is currently evaluating the impact of adoption and the implementation approach to be used.
In January 2016, FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". This guidance makes targeted improvements to existing US GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU No. 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU No. 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU No. 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and the implementation approach to be used.
In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity has the option to apply ASU No. 2016-05 on either a prospective basis or a modified retrospective basis. Early adoption is permitted. The adoption of ASU No. 2016-05 is not expected to have a material effect on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” Among other things, the amendments in ASU No. 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU No. 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted but all of the guidance must be adopted in the same period. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
3. Earnings Per Share
Basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents issued and outstanding at the reporting date, using

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

the treasury stock method. Stock options, restricted stock and restricted stock units that are anti-dilutive are excluded from the computation of weighted average shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2016	2015
Numerators:
Net income	$13,820	$9,567
Denominators:
Basic weighted average common shares outstanding	33,380,028	33,236,259
Dilutive effect of share based awards	971,629	815,712
Diluted weighted average common shares outstanding	34,351,657	34,051,971
Earnings per share:
Basic	$0.41	$0.29
Diluted	$0.40	$0.28
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	200,752	188,044
4. Segment Information
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
The Company has restated the segment information for the all prior periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company's consolidated statements of income, balance sheets or statements of cash flows.
The chief operating decision maker (“CODM”) generally reviews operating segment revenues and cost of revenues. The Company does not allocate and therefore the CODM does not evaluate operating expenses, interest expense and income taxes by segment. The Company’s operating assets are shared by multiple segments. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented.
Revenues and cost of revenues for the three months ended March 31, 2016 and 2015 for Operations Management and Analytics segments, respectively, are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Operations Management	Analytics	Total	Operations Management	Analytics	Total

Revenues, net	$128,070	$38,966	$167,036	$123,853	$19,657	$143,510
Cost of revenues (exclusive of depreciation and amortization)	83,608	24,771	108,379	79,729	13,396	93,125
Gross profit	$44,462	$14,195	$58,657	$44,124	$6,261	$50,385
Operating expenses			42,205			36,917
Foreign exchange gain and other income, net			3,263			2,312
Income tax expense			5,895			6,213
Net income			$13,820			$9,567
5. Goodwill and Intangible Assets
Goodwill
The following table sets forth details of the Company’s goodwill balance as of March 31, 2016:

	Operations Management	Analytics	Total
Balance at January 1, 2015	$122,814	$16,785	$139,599
Goodwill arising from RPM acquisition	—	33,155	33,155
Currency translation adjustments	(1,219)	—	(1,219)
Balance at December 31, 2015	$121,595	$49,940	$171,535
Currency translation adjustments	(37)	—	(37)
Balance at March 31, 2016	$121,558	$49,940	$171,498
Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,815	$(26,193)	$38,622
Developed technology	12,234	(4,866)	7,368
Trade names and trademarks	5,670	(2,828)	2,842
Leasehold benefits	2,785	(2,157)	628
Non-compete agreements	2,045	(1,492)	553
	$87,549	$(37,536)	$50,013

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,816	$(24,215)	$40,601
Developed technology	12,234	(4,363)	7,871
Trade names and trademarks	5,670	(2,683)	2,987
Leasehold benefits	2,789	(2,109)	680
Non-compete agreements	2,045	(1,451)	594
	$87,554	$(34,821)	$52,733
Amortization expense for the three months ended March 31, 2016 and 2015 was $2,715 and $2,059, respectively. The remaining weighted average life of intangible assets was 6.2 years for customer relationships, 3.2 years for leasehold benefits, 4.5 years for developed technology, 3.3 years for non-compete agreements and 6.0 years for trade names and trademarks excluding indefinite life trade names and trademarks. The Company has $900 of indefinite lived trade names and trademarks as of March 31, 2016 and December 31, 2015.

Estimated amortization of intangible assets during the year ending March 31,
2017	$10,866
2018	$10,731
2019	$10,416
2020	$8,354
2021	$8,746
6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2016 and December 31, 2015. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

As of March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$102,686	$—	$—	$102,686
Derivative financial instruments	—	5,003	—	5,003
Total	$102,686	$5,003	$—	$107,689
Liabilities
Derivative financial instruments	$—	$981	$—	$981
Fair value of earn-out consideration	—	—	3,810	3,810
Total	$—	$981	$3,810	$4,791

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$118,478	$—	$—	$118,478
Derivative financial instruments	—	4,184	—	4,184
Total	$118,478	$4,184	$—	$122,662
Liabilities
Derivative financial instruments	$—	$2,358	$—	$2,358
Fair value of earn-out consideration	—	—	4,060	4,060
Total	$—	$2,358	$4,060	$6,418

* Includes short-term investments carried on fair value option under ASC 825 of $82,536 as of March 31, 2016.
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
Fair value of earn-out consideration: The fair value measurement of earn-out consideration is determined using Level 3 inputs. The Company’s earn-out consideration represents a component of the total purchase consideration for its March 2015 acquisition of RPM Direct, LLC and RPM Data Solutions, LLC (together "RPM"). The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by RPM during the 2015 and 2016 calendar years. As of March 31, 2016 and December 31, 2015, the Company estimated the fair value of the earn out consideration to be $3,810 and $4,060, respectively, utilizing a Monte Carlo simulation. The Monte-Carlo simulation model simulates a range of possible performance levels and estimates the probabilities of the potential payouts. This model also incorporates a range of assumptions like discount rate, risk-free rate, assumed cost of debt, etc.
7. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $218,365 as of March 31, 2016 and $230,894 as of December 31, 2015. The fair value of these cash flow hedges is included in the other comprehensive loss on the Company's unaudited consolidated balance sheet.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC No. 815. Changes in the fair value of these derivatives are recognized in the consolidated statements

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

of income and are included in foreign exchange gain/loss. The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $59,290 and GBP 14,147 as of March 31, 2016 and amounted to $61,641 and GBP 13,256 as of December 31, 2015.
The Company estimates that approximately $3,257 of net derivative gains included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2016. At March 31, 2016, the maximum outstanding term of the cash flow hedges was forty-five months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. There were no such significant amounts of gains or losses that were reclassified from AOCI into earnings during the three months ended March 31, 2016 and 2015.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:
Derivatives designated as hedging instruments:

	March 31, 2016	December 31, 2015
Other current assets:
Foreign currency exchange contracts	$3,670	$2,664
Other assets:
Foreign currency exchange contracts	$1,172	$1,175
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$413	$1,226
Other non current liabilities:
Foreign currency exchange contracts	$568	$1,132
Derivatives not designated as hedging instruments:

	March 31, 2016	December 31, 2015
Other current assets:
Foreign currency exchange contracts	$161	$345
The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended March 31, 2016 and 2015:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$2,437	$2,259	Foreign exchange gain/(loss)	$57	$(309)	Foreign exchange gain/(loss)	$—	$—

Derivatives not designated as Hedging Instruments		Amount of Gain/(Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	2016	2015
Foreign exchange contracts	Foreign exchange gain/(loss)	$1,729	$2,096
8. Fixed Assets
Fixed assets consist of the following:

	March 31, 2016	December 31, 2015
Owned Assets:
Network equipment, computers and software	$98,600	$95,245
Leasehold improvements	29,037	28,603
Office furniture and equipment	14,283	14,000
Capital work in progress	4,166	3,140
Buildings	1,200	1,202
Land	786	787
Motor vehicles	567	540
	148,639	143,517
Less: Accumulated depreciation and amortization	(101,583)	(96,079)
	$47,056	$47,438
Assets under capital leases:
Leasehold improvements	$874	$877
Office furniture and equipment	134	136
Motor vehicles	813	806
	1,821	1,819
Less: Accumulated depreciation and amortization	(1,337)	(1,266)
	$484	$553
Fixed assets, net	$47,540	$47,991
Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended March 31, 2016 and 2015 was $5,418, and $4,994, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

Capital work in progress represents advances paid towards acquisition of fixed assets and cost of fixed assets and internally generated software costs not yet ready to be placed in service.
9. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended March 31, 2016 and 2015, the Company acquired 14,548 and 12,866 shares of common stock, respectively from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $652 and $397, respectively. The weighted average purchase price of $44.83 and $30.83, respectively, was the average of the high and low price of a share of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
On December 30, 2014, the Company’s Board of Directors authorized up to an annual $20,000 common stock repurchase program (the “2014 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 to 2017.
During the three months ended March 31, 2016, the Company purchased 138,638 shares of its common stock for an aggregate purchase price of approximately $6,202 including commissions, representing an average purchase price per share of $44.74 under the 2014 Repurchase program. There were no such shares of common stock purchased during the three months ended March 31, 2015.
Repurchased shares have been recorded as treasury shares and will be held until the Board of Directors designates that these shares be retired or used for other purposes.
10. Borrowings
On October 24, 2014, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement provided for a $50,000 revolving credit facility (the “Credit Facility”), including a letter of credit sub-facility, for a period of five years. The Company had an option to increase the commitments under the Credit Facility by up to an additional $50,000, subject to certain approvals and conditions as set forth in the Credit Agreement. On February 23, 2015, via an amendment to the Credit Agreement, the Company exercised its option to increase credit commitments by another $50,000 upon the same terms and conditions which were available in the Credit Agreement. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty. The Company entered into a second amendment to the Credit Agreement effective as of September 28, 2015 to address a minor clarification to the definition of change of control.
Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The Company has an outstanding debt of $65,000 and $70,000 as of March 31, 2016 and December 31, 2015, respectively, of which $10,000 is expected to be repaid within next twelve months and is included under “short-term borrowings” in the unaudited consolidated balance sheets. The Credit Facility carried an effective interest rate of 1.90% per annum and 1.56% per annum, respectively during the three months ended March 31, 2016 and 2015.
In connection with the financing, the Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility. The unamortized debt issuance costs as of March 31, 2016 and December 31, 2015 was $344 and $368, respectively and is included under "other current assets" and "other assets" in the unaudited consolidated balance sheets.
The obligations under the Credit Agreement are secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on indebtedness of the Company. As of March 31, 2016, the Company was in compliance with all covenants.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
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
Net gratuity cost includes the following components:

	Three months ended March 31,
	2016	2015
Service cost	$400	$423
Interest cost	149	142
Expected return on plan assets	(104)	(100)
Actuarial loss	22	55
Net gratuity cost	$467	$520
The Gratuity Plan in India is partially funded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 9.0% on these Gratuity Plans for the year ended March 31, 2016.

Change in Plan Assets
Plan assets at January 1, 2016	$4,923
Actual return	109
Benefits paid	(253)
Effect of exchange rate changes	(10)
Plan assets at March 31, 2016	$4,769
The Company maintains the Exl Service 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $932 and $768 during the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016 and 2015, the Company contributed $1,466 and $1,465, respectively for various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Colombia and the Czech Republic.
12. Leases
The Company finances its use of certain leasehold improvements, furniture, fixtures, office equipment and motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of March 31, 2016 are as follows:

Year ending March 31,
2017	$358
2018	168
2019	83
2020	41
Total minimum lease payments	650
Less: amount representing interest	86
Present value of minimum lease payments	564
Less: current portion	286
Long term capital lease obligation	$278
The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after March 31, 2016 are set forth below:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

Year ending March 31,
2017	$7,729
2018	5,642
2019	4,506
2020	3,303
2021	1,986
2022 and thereafter	1,101
$24,267
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent on such leases on a straight line basis over the non-cancelable lease period determined under ASC topic 840, “Leases”. Rent expense under both cancelable and non-cancelable operating leases was $5,148 and $4,985 for the three months ended March 31, 2016 and 2015, respectively. Deferred rent as of March 31, 2016 and December 31, 2015 was $7,419 and $7,066, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.
13. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company recorded income tax expense of $5,895 and $6,213 for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate decreased from 39.4% during the three months ended March 31, 2015 to 29.9% during the three months ended March 31, 2016. The decrease was the result of a higher income tax expense during the three months ended March 31, 2015, primarily due to income tax expense of $1,818 related to immaterial errors for prior years. This decrease is partially offset by lower tax holiday benefits and an increase in the corporate tax rate applicable to certain foreign subsidiaries of the Company during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2016 through March 31, 2016:

Balance as of January 1, 2016	$2,797
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	(4)
Balance as of March 31, 2016	$2,793
The unrecognized tax benefits as of March 31, 2016 of $2,793, if recognized, would impact the effective tax rate.
During the three months ended March 31, 2016 and 2015, the Company has recognized interest of $50 and $99, respectively, which are included in the income tax expense in the unaudited consolidated statements of income. As of March 31, 2016 and December 31, 2015, the Company has accrued approximately $1,319 and $1,269, respectively in interest relating to unrecognized tax benefits.
14. Stock Based Compensation

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2016	2015
Cost of revenue	$1,265	$1,103
General and administrative expenses	2,372	1,483
Selling and marketing expenses	2,172	1,669
Total	$5,809	$4,255
As of March 31, 2016, the Company had 1,968,977 shares available for grant under the 2015 Amendment and Restatement of the 2006 Omnibus Award Plan.
Stock Options
Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2015	1,210,141	$16.31	34,638	3.50
Granted	—	—
Exercised	(163,788)	12.27
Forfeited	—	—
Outstanding at March 31, 2016	1,046,353	$16.94	36,477	3.68
Vested and exercisable at March 31, 2016	1,046,353	$16.94	36,477	3.68
The unrecognized compensation cost for unvested options as of March 31, 2016 is nil. The Company did not grant any options during the three months ended March 31, 2016 and 2015. The total grant date fair value of options vested during the three months ended March 31, 2016 and 2015 was $706 and $1,126, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2015*	129,638	$35.53	1,228,287	$30.06
Granted	—	—	377,294	48.54
Vested	(12,212)	35.91	(300,821)	28.31
Forfeited	—	—	(28,344)	27.61
Outstanding at March 31, 2016*	117,426	$35.49	1,276,416	$35.98

*     As of March 31, 2016 and December 31, 2015 restricted stock units vested for which the underlying common stock is yet to be issued are 154,973 and 149,364, respectively.
As of March 31, 2016, unrecognized compensation cost of $43,496 is expected to be expensed over a weighted average period of 3.01 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

Performance Based Stock Awards
Performance restricted stock unit (the "PRSU's") activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at December 31, 2015	107,213	$30.88	207,212	$38.80
Granted	59,861	48.57	59,859	67.94
Vested	—	—	—	—
Forfeited	(3,750)	34.75	(3,750)	54.63
Outstanding at March 31, 2016	163,324	$37.28	263,321	$45.20
As of March 31, 2016, unrecognized compensation cost of $13,326 is expected to be expensed over a weighted average period of 2.18 years.
15. Geographical Information
The Company attributes the revenues to regions based upon location of its customers.

	Three months ended March 31,
	2016	2015
Revenues, net
United States	$134,074	$111,865
United Kingdom	27,428	25,835
Rest of World	5,534	5,810
	$167,036	$143,510

	March 31, 2016	December 31, 2015
Fixed assets, net
India	$23,511	$23,415
United States	9,806	10,680
Philippines	11,461	11,285
Rest of World	2,762	2,611
	$47,540	$47,991

16. Commitments and Contingencies
Fixed Asset Commitments
At March 31, 2016, the Company has committed to spend approximately $6,510 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2016
(In thousands, except share and per share amounts)

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
The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for years ranging from tax years 2003 to 2013 and its permanent establishment issues ranging from tax years 2003 to 2007 as of March 31, 2016 and December 31, 2015 is $20,835 and $21,360, respectively, of which the Company has made payments or provided bank guarantee to the extent $14,342 and $14,668, respectively. Amounts paid as deposits in respect of such assessments aggregating to $12,342 and $12,665 as of March 31, 2016 and December 31, 2015, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,000 and $2,003 as of March 31, 2016 and December 31, 2015, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of March 31, 2016 and December 31, 2015.
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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Some of the statements in the following discussion are forward looking statements. See “Forward Looking Statements.” Dollar amounts within Item 2 are presented as actual, approximated, dollar amounts.
Cautionary Note Regarding Forward Looking Statements
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
We have restated the segment information for all prior periods presented herein to conform to the current presentation. This change in segment presentation does not affect our consolidated statements of income, balance sheets or statements of cash flows. For further descriptions of our operating segments, see Note 4 to the unaudited consolidated financial statements contained herein.
Our global delivery network, which include highly trained industry and process specialists across the United States, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Colombia, South Africa, Romania and the Czech Republic.
Revenues
For the three months ended March 31, 2016, we had revenues of $167.0 million compared to revenues of $143.5 million for the three months ended March 31, 2015, an increase of $23.5 million, or 16.4%. Revenues from operations management services were $128.1 million for the three months ended March 31, 2016 compared to $123.9 million for the three months ended March 31, 2015. Revenues from analytics services were $39.0 million for the three months ended March 31, 2016 compared to $19.7 million for the three months ended March 31, 2015.
We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 80.3% and 16.4%, respectively, of our total revenues for the three months ended March 31, 2016 and approximately 78.0% and 18.0%, respectively, of our revenues for the three months ended March 31, 2015.
For the three months ended March 31, 2016 and 2015, our total revenues from our top ten clients accounted for 40.5% and 43.9% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three months ended March 31, 2016 and 2015. Although we are continually increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(dollars in millions)
Revenues, net	$167.0	$143.5
Cost of revenues (exclusive of depreciation and amortization)	108.3	93.1
Gross profit	58.7	50.4
Operating expenses:
General and administrative expenses	20.6	18.6
Selling and marketing expenses	13.5	11.2
Depreciation and amortization	8.1	7.1
Total operating expenses	42.2	36.9
Income from operations	16.5	13.5
Foreign exchange gain	0.4	1.1
Other income, net	2.8	1.2
Income before income taxes	19.7	15.8
Income tax expense	5.9	6.2
Net income	$13.8	$9.6

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Revenues.

	Three months ended March 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
Operations Management	$128.1	$123.9	$4.2	3.4%
Analytics	38.9	19.6	19.3	98.2%
Total revenues, net	$167.0	$143.5	$23.5	16.4%
Revenues for the three months ended March 31, 2016 were $167.0 million, up $23.5 million or 16.4% compared to the three months ended March 31, 2015.
Revenue growth in Operations Management of $4.2 million was driven by net volume increases from our new and existing clients of $6.9 million. This increase in revenues was offset by a $2.7 million impact due to the depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Revenue growth in Analytics of $19.3 million was driven by an incremental revenue of $11.9 million from our RPM acquisition and net volume increases in our recurring and project based engagements from our existing clients of $7.2 million and new client wins of $0.5 million. The increase was offset by a decrease of $0.3 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Cost of Revenues.

	Three months ended March 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
Revenues, net	$167.0	$143.5	$23.5	16.4%
Cost of revenues	108.3	93.1	15.2	16.3%
Gross profit	$58.7	$50.4	$8.3	16.4%
As a percentage of revenues	35.1%	35.1%

The increase in cost of revenues was primarily due to an increase in employee-related costs of $11.2 million (including $1.3 million of incremental employee-related costs related to our RPM acquisition). The remaining increase of $9.9 million in employee-related cost was primarily due to annual wage increases and an increase in our average headcount of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $7.8 million (including incremental cost of revenues of $6.5 million related to our RPM acquisition) and in reimbursable expenses of $0.8 million, resulting in a corresponding increase in revenues. These increases were partially offset by a decrease of $4.6 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Gross Profit. Gross profit increased by $8.3 million, or 16.4%, from $50.4 million for the three months ended March 31, 2015 to $58.7 million for the three months ended March 31, 2016. The increase was primarily due to higher revenues in our Analytics services and depreciation of the Indian rupee, the Philippine peso and the U.K. pound sterling against the U.S. dollar.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
General and administrative expenses	$20.6	$18.6	$2.0	10.7%
Selling and marketing expenses	13.5	11.2	2.3	19.7%
Selling, general and administrative expenses	$34.1	$29.8	$4.3	14.1%
As a percentage of revenues	20.4%	20.8%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $5.0 million (including $2.1 million of incremental employee-related costs related to our RPM acquisition). The remaining increase of $2.9 million in employee-related cost was primarily due to annual wage increments and an increase in our average headcount to support the increased business volumes. This increase was partially offset by a decrease of $0.7 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Depreciation and Amortization.

	Three months ended March 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
Depreciation expense	$5.4	$5.0	$0.4	8.0%
Intangible amortization expense	2.7	2.1	0.6	28.6%
Depreciation and amortization expense	$8.1	$7.1	$1.0	15.3%
As a percentage of revenues	4.9%	4.9%
Depreciation and amortization expense increased by $1.0 million, or 15.3%, from $7.1 million for the three months ended March 31, 2015 to $8.1 million for the three months ended March 31, 2016. The increase in amortization of intangibles of $0.6 million was primarily due to amortization of intangibles associated with our RPM acquisition. Further, there was an increase in our depreciation expense of $0.7 million, due to depreciation related to our new capital investments in India, South Africa and the Philippines to support the business growth. These increases were partially offset by a decrease of $0.3 million due to depreciation of Indian rupee and the Philippine peso against the U.S. dollar during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Income from Operations. Income from operations increased $3.0 million, or 22.1%, from $13.5 million for the three months ended March 31, 2015 to $16.5 million for the three months ended March 31, 2016. As a percentage of revenues, income from operations increased from 9.4% for the three months ended March 31, 2015 to 9.8% for the three months ended March 31, 2016.
Foreign Exchange Gain /( Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended March 31, 2016. The average exchange rate of the Indian rupee against the U.S. dollar increased from 62.06 during the three months ended March 31, 2015 to 67.51 during the three months ended March 31, 2016. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 0.66 during the three months ended March 31, 2015 to 0.71 during the three months ended March 31, 2016. The average exchange rate of the Philippine peso against the U.S. dollar increased from 44.29 during the three months ended March 31, 2015 to 47.09 during the three months ended March 31, 2016.
We recorded a net foreign exchange gain of $0.4 million for the three months ended March 31, 2016 compared to $1.1 million for the three months ended March 31, 2015.

Interest and Other Income, net

	Three months ended March 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
Interest and dividend income	$2.2	$1.4	$0.8	57.1%
Interest expense	(0.4)	(0.3)	(0.1)	(33.3)%
Change in fair value of earn-out consideration	0.3	—	0.3	100.0%
Other, net	0.7	0.1	0.6	600.0%
Other income, net	$2.8	$1.2	$1.6	137.2%
Increase in interest and dividend income was primarily due to higher cash balances in our foreign susbsidiaries and higher yield on our investments during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Other income further increased by $0.7 million due to interest on deposits received from income tax authorities in India on completion of a tax assessment. This increase in interest and other income was partially offset by an increase in interest expense of $0.1 million related to the Credit Facility and the amortization of related deferred financing cost.
Income Tax Expense. The effective tax rate decreased from 39.4% during the three months ended March 31, 2015 to 29.9% during the three months ended March 31, 2016. The decrease was a result of higher income tax expense during the three months ended March 31, 2015, as a result of income tax expense related to immaterial errors for prior years of $1.8 million. The decrease is partially offset by lower tax holiday benefits and an increase in the corporate tax rate applicable to certain of our foreign subsidiaries during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Net Income. Net income increased from $9.6 million for the three months ended March 31, 2015 to $13.8 million for the three months ended March 31, 2016, primarily due to higher income from operations of $3.0 million and increase in other income and foreign exchange gain of $0.9 million and a lower income tax expense of $0.3 million. As a percentage of revenues, net income increased from 6.7% for the three months ended March 31, 2015 to 8.3% for the three months ended March 31, 2016.
Liquidity and Capital Resources

	Three months ended March 31,
	2016	2015
	(dollars in millions)
Opening cash and cash equivalents	$205.3	$176.5
Net cash (used for) / provided by operating activities	(10.4)	0.1
Net cash used for investing activities	(89.8)	(56.2)
Net cash (used for) / provided by financing activities	(10.0)	31.2
Effect of exchange rate changes	0.7	(0.3)
Closing cash and cash equivalents	$95.8	$151.3
As of March 31, 2016 and December 31, 2015, we had $192.9 and $219.0 million, respectively in cash, cash equivalents and short-term investments (including $134.7 million and $136.0 million, respectively, held by our foreign subsidiaries). We do not intend to repatriate funds held by our foreign subsidiaries since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we anticipate that we will indefinitely reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.
Operating Activities: Cash flows from operating activities decreased by $10.5 million from $0.1 million for the three months ended March 31, 2015 to a negative cash flow from operating activities of $10.4 million for the three months ended March 31, 2016. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

The decrease in cash flows from operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to an increase in working capital of $39.0 million during the three months ended March 31, 2016 compared to an increase of $23.8 million during the three months ended March 31, 2015. The increase in working capital was primarily due to an increase in accounts receivables and a decrease in accrued employee costs. This decrease in cash flows from operations was partially offset by an increase in net income adjusted for non-cash expenses of $4.6 million, primarily due to an increase in net income by $4.3 million.
Investing Activities: Cash flows used for investing activities increased by $33.6 million from $56.2 million for the three months ended March 31, 2015 to $89.8 million for the three months ended March 31, 2016. The increase was primarily due to an increase in short-term investments of $78.4 million (net of redemption) during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, partially offset by cash paid for the RPM acquisition (net of cash acquired) of $44.5 million during the three months ended March 31, 2015 and further by a decrease in capital expenditures of $0.4 million.
Financing Activities: Cash flows used for financing activities was $10.0 million during the three months ended March 31, 2016 compared to cash flow provided by financing activities of $31.2 million during the three months ended March 31, 2015. The decrease in cash flow from financing activities is primarily due to $30.0 million of borrowings under the Credit Agreement (as described below in “—Financing Arrangements”) during the three months ended March 31, 2015 and repayment of $5.0 million during the three months ended March 31, 2016. Cash flows from financing activities further decreased due to higher purchases of treasury stock of $6.2 million under the 2014 Repurchase Program during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $8.5 million of capital expenditures in the three months ended March 31, 2016. We expect to incur capital expenditures of between $25 million to $30 million in 2016, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications and infrastructure.
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
Financing Arrangements (Debt Facility)
On October 24, 2014 we entered into a Credit Agreement that provides for a $50 million revolving credit facility (“Credit Facility”). We had an option to increase the commitments under the Credit Facility by up to an additional $50 million, subject to certain approvals and conditions as set forth in the Credit Agreement. On February 23, 2015, pursuant to an amendment to the Credit Agreement we exercised this option to increase credit commitments by another $50 million upon the same terms and conditions which were available in the Credit Agreement. As of March 31, 2016, we had outstanding indebtedness of $65.0 million. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes of the Company and its subsidiaries and for acquisitions
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The credit facility carried can effective interest rate of 1.90% per annum during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2016:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.4	$0.3	$—	$—	$0.7
Operating leases	7.7	10.1	5.3	1.1	24.2
Purchase obligations	6.5	—	—	—	6.5
Fair value of earn-out consideration	3.8	—	—	—	3.8
Other obligations(a)	2.1	2.9	1.7	2.0	8.7
Borrowings
Principal payments	10.0	—	55.0	—	65.0
Interest Payments(b)	1.4	2.4	1.8	—	5.6
Total contractual cash obligations(c)	$31.9	$15.7	$63.8	$3.1	$114.5

(a)	Represents estimated payments under the Gratuity Plan.

(b)	Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of March 31, 2016.

(c)	Excludes $2.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2—“Recent Accounting Pronouncements” to our unaudited consolidated financial statements contained herein.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2016, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2016, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2016, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	58,172	42.97	58,172	17,500,078
February 1, 2016 through February 29, 2016(2)	63,484	44.58	48,936	15,322,647
March 1, 2016 through March 31, 2016	31,530	48.37	31,530	13,797,601
Total	153,186	44.75	138,638	—

(1) Consists of shares purchased under the 2014 Repurchase Program. See Note 9 to our unaudited consolidated financial statements for further information.
(2) Includes 14,548 shares of Company’s common stock acquired in connection with satisfaction of tax withholding obligations on vested restricted stock acquired at the average of the high and low price of common stock on the trading day prior to the vesting date of the shares of restricted stock (average price paid per share was 44.83).

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
None.

ITEM 6.    Exhibits
See Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2016	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Employment Agreement, dated as of September 15, 2014, between ExlService Holdings, Inc. and Nalin Kumar Miglani.

10.2	Employment Agreement, dated as of October 1, 2014 between ExlService Holdings, Inc. and Henry N. Schweppe.

10.3	Employment Agreement, effective as of January 1, 2016, between ExlService Holdings, Inc. and Vishal Chhibbar.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase