Form 10-Q
period 2016-06-30
ExlService Holdings, Inc.
filed 2016-07-28
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2016, there were 33,499,649 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,113	$205,323
Short-term investments	107,594	13,676
Restricted cash	1,537	1,872
Accounts receivable, net	111,383	92,650
Prepaid expenses	7,892	8,027
Advance income tax, net	5,568	2,432
Other current assets	16,685	15,219
Total current assets	343,772	339,199
Fixed assets, net	49,708	47,991
Restricted cash	3,277	3,319
Deferred tax assets, net	10,103	13,749
Intangible assets, net	47,278	52,733
Goodwill	171,035	171,535
Other assets	21,724	22,257
Total assets	$646,897	$650,783
Liabilities and Equity
Current liabilities:
Accounts payable	$4,491	$6,401
Short-term borrowings	10,000	10,000
Deferred revenue	16,157	11,518
Accrued employee cost	33,644	44,526
Accrued expenses and other current liabilities	35,948	34,250
Current portion of capital lease obligations	221	384
Total current liabilities	100,461	107,079
Long term borrowings	35,000	60,000
Capital lease obligations, less current portion	252	278
Non-current liabilities	14,185	17,655
Total liabilities	149,898	185,012
Commitments and contingencies (See Note 16)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,370,296 shares issued and 33,469,481 shares outstanding as of June 30, 2016 and 34,781,201 shares issued and 33,091,223 shares outstanding as of December 31, 2015	35	35
Additional paid-in-capital	268,506	254,052
Retained earnings	351,184	320,989
Accumulated other comprehensive loss	(71,045)	(67,325)
Total including shares held in treasury	548,680	507,751
Less: 1,900,815 shares as of June 30, 2016 and 1,689,978 shares as of December 31, 2015, held in treasury, at cost	(51,863)	(42,159)
ExlService Holdings, Inc. stockholders’ equity	$496,817	$465,592
Non-controlling interest	182	179
Total equity	$496,999	$465,771
Total liabilities and equity	$646,897	$650,783
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues, net	$170,478	$155,621	$337,514	$299,131
Cost of revenues (exclusive of depreciation and amortization)	112,026	100,478	220,405	193,603
Gross profit	58,452	55,143	117,109	105,528
Operating expenses:
General and administrative expenses	21,148	19,990	41,766	38,611
Selling and marketing expenses	12,798	11,844	26,252	23,087
Depreciation and amortization	8,270	8,061	16,403	15,114
Total operating expenses	42,216	39,895	84,421	76,812
Income from operations	16,236	15,248	32,688	28,716
Foreign exchange gain	1,363	1,022	1,832	2,156
Other income, net	5,784	1,335	8,578	2,513
Income before income taxes	23,383	17,605	43,098	33,385
Income tax expense	7,008	5,531	12,903	11,744
Net income	$16,375	$12,074	$30,195	$21,641
Earnings per share:
Basic	$0.49	$0.36	$0.90	$0.65
Diluted	$0.47	$0.35	$0.88	$0.63
Weighted-average number of shares used in computing earnings per share:
Basic	33,621,444	33,417,079	33,500,736	33,327,169
Diluted	34,510,400	34,207,973	34,431,028	34,130,472

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$16,375	$12,074	$30,195	$21,641
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges, net of taxes ($376), ($358), $27 and $95, respectively	(1,508)	(1,116)	526	690
Foreign currency translation adjustment	(5,401)	(3,136)	(4,368)	(2,834)
Retirement benefits, net of taxes $15, $4, $20 and $10, respectively	123	178	305	329
Reclassification adjustments
Realized (gain)/loss on cash flow hedges, net of taxes ($156), $92, ($181) and $218, respectively(1)	(193)	132	(225)	315
Retirement benefits, net of taxes $1, $13, $2 and $16, respectively(2)	21	40	42	92
Total other comprehensive loss	(6,958)	(3,902)	(3,720)	(1,408)
Total comprehensive income	$9,417	$8,172	$26,475	$20,233

(1)	These are reclassified to net income and are included in the foreign exchange gain/(loss) in the unaudited consolidated statements of income. See Note 7 to the consolidated financial statements.

(2)
These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 11 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$30,195	$21,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,403	15,114
Stock-based compensation expense	10,259	7,809
Unrealized gain on short term investments	(2,984)	(760)
Unrealized foreign exchange gain	(42)	(1,386)
Deferred income taxes	3,607	3,272
Change in fair value of earn-out consideration	(4,060)	—
Others, net	(67)	(209)
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	314	(1,197)
Accounts receivable	(19,621)	(10,013)
Prepaid expenses and other current assets	(1,177)	(1,143)
Accounts payable	(1,427)	(464)
Deferred revenue	4,996	2,516
Accrued employee costs	(10,282)	(8,175)
Accrued expenses and other liabilities	4,413	(3,058)
Advance income tax, net	(3,179)	3,625
Other assets	(433)	(405)
Net cash provided by operating activities	26,915	27,167

Cash flows from investing activities:
Purchase of fixed assets	(14,872)	(14,380)
Business acquisition (net of cash acquired)	—	(44,270)
Purchase of short-term investments	(132,275)	(71,863)
Proceeds from redemption of short-term investments	41,179	6,001
Net cash used for investing activities	(105,968)	(124,512)

Cash flows from financing activities:
Principal payments on capital lease obligations	(240)	(358)
Proceeds from borrowings	—	30,000
Repayments of borrowings	(25,000)	(10,000)
Payment of debt issuance costs	—	(74)
Acquisition of treasury stock	(9,704)	(5,105)
Proceeds from exercise of stock options	4,195	2,366
Net cash (used for)/provided by financing activities	(30,749)	16,829
Effect of exchange rate changes on cash and cash equivalents	(2,408)	(1,332)
Net decrease in cash and cash equivalents	(112,210)	(81,848)
Cash and cash equivalents, beginning of period	205,323	176,499
Cash and cash equivalents, end of period	$93,113	$94,651
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
The Company’s reportable segments are as follows:

•	Operations Management, and

•	Analytics
The segment information for all prior periods presented herein has been restated to conform to the current presentation. This change in segment presentation does not affect the Company’s consolidated statements of income, comprehensive income, balance sheets or statements of cash flows.
2. Summary of Significant Accounting Policies
(a) Principles of Consolidation
The accompanying unaudited consolidated financial statements include the financial statements of ExlService Holdings and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The non-controlling interest represents the minority partner’s interest in the operations of ExlService Colombia S.A.S. ("Exl Colombia") and the profits associated with the minority partner’s interest in those operations, in the consolidated balance sheets and consolidated statements of income, respectively. The non-controlling interests in such operations for all the periods presented were insignificant and are included under general and administrative expenses in the unaudited consolidated statements of income.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

instruments, stock-based compensation expense, depreciation and amortization periods, purchase price allocation, recoverability of long-term assets including goodwill and intangibles, and estimates to complete the fixed price contracts.
(c) Other current assets
Other current assets consists of the following:

	June 30, 2016	December 31, 2015
Derivative instruments	$3,027	$3,009
Advances to suppliers	1,673	1,545
Receivables from statutory authorities	10,167	8,676
Others	1,818	1,989
Other current assets	$16,685	$15,219
(d) Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	June 30, 2016	December 31, 2015
Accrued expenses	$28,394	$26,238
Derivative instruments	736	1,226
Client liability account	1,796	2,217
Other current liabilities	5,022	4,569
Accrued expenses and other current liabilities	$35,948	$34,250
(e) Non-current liabilities
Non-current liabilities consists of the following:

	June 30, 2016	December 31, 2015
Derivative instruments	$1,060	$1,132
Unrecognized tax benefits	3,107	3,066
Deferred rent	6,937	6,515
Retirement benefits	1,441	1,441
Other non-current liabilities	1,640	5,501
Non-current liabilities	$14,185	$17,655
(f) Accumulated Other Comprehensive Loss
For the Company, accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC topic 815, "Derivatives and Hedging" ("ASC 815"). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive loss until the settlement of those contracts. The balances as of June 30, 2016 and December 31, 2015 are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Cumulative currency translation adjustments	$(72,431)	$(68,063)
Unrealized gain on cash flow hedges, net of taxes of $508 and $662	1,125	824
Retirement benefits, net of taxes of ($179) and ($201)	261	(86)
Accumulated other comprehensive loss	$(71,045)	$(67,325)
(g) Other Income, net
Other income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest and dividend income*	$2,261	$1,510	$4,483	$2,912
Interest expense	(343)	(360)	(728)	(643)
Change in fair value of earn-out consideration**	3,810	—	4,060	—
Other, net	56	185	763	244
Other income, net	$5,784	$1,335	$8,578	$2,513

* Includes unrealized gain of $1,459 and $2,984 on investments carried under ASC topic 825, "Financial Instruments" ("ASC 825"), fair value option for the three and six months ended June 30, 2016, respectively and $718 and $760, respectively, for the three and six months ending June 30, 2015.
** The Company recognized $3,810 and $4,060 of other income during the three and six months ended June 30, 2016 due to the changes in the fair value of the earn-out consideration related to its acquisition of RPM Direct, LLC and RPM Data Solutions, LLC (the "RPM acquisition").
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

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
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment should be applied through a modified retrospective approach. Early adoption as of the fiscal years beginning after December 15, 2018 is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerators:
Net income	$16,375	$12,074	$30,195	$21,641
Denominators:
Basic weighted average common shares outstanding	33,621,444	33,417,079	33,500,736	33,327,169
Dilutive effect of share based awards	888,956	790,894	930,292	803,303
Diluted weighted average common shares outstanding	34,510,400	34,207,973	34,431,028	34,130,472
Earnings per share:
Basic	$0.49	$0.36	$0.90	$0.65
Diluted	$0.47	$0.35	$0.88	$0.63
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	59,455	62,084	130,103	116,922
4. Segment Information
The Company's operating segments are significant strategic business units that align its products and services with how it manages its business, approaches key markets and interacts with its clients. Effective for the quarter and year ended December 31, 2015, the Company merged two of its operating segments (Operations Consulting and Finance Transformation, previously part of the Analytics and Business Transformation reportable segment) into the Consulting operating segment to reflect recent organizational changes. The Company has also revised its reportable segments to reflect management’s focus on the Analytics operating segment. All the other operating segments have been aggregated into the Operations Management reportable segment.
The new reportable segments are as follows:

•	Operations Management

•	Analytics
The Company has restated the segment information for all prior periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company's consolidated statements of income, balance sheets or statements of cash flows.
The chief operating decision maker (“CODM”) generally reviews operating segment revenues and cost of revenues. The Company does not allocate and therefore the CODM does not evaluate operating expenses, foreign exchange gain/loss and other income/loss, net and income taxes by segment. The Company’s operating assets are shared by multiple segments. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the three months ended June 30, 2016 and 2015 for the Company's Operations Management and Analytics segments, respectively, are as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Operations Management	Analytics	Total	Operations Management	Analytics	Total

Revenues, net	$130,869	$39,609	$170,478	$125,048	$30,573	$155,621
Cost of revenues (exclusive of depreciation and amortization)	86,482	25,544	112,026	80,809	19,669	100,478
Gross profit	$44,387	$14,065	$58,452	$44,239	$10,904	$55,143
Operating expenses			42,216			39,895
Foreign exchange gain and Other income, net			7,147			2,357
Income tax expense			7,008			5,531
Net income			$16,375			$12,074

Revenues and cost of revenues for each of the six months ended June 30, 2016 and 2015 for the Company's Operations Management and Analytics segments, respectively, are as follows:

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Operations Management	Analytics	Total	Operations Management	Analytics	Total

Revenues, net	$258,939	$78,575	$337,514	$248,901	$50,230	$299,131
Cost of revenues (exclusive of depreciation and amortization)	170,090	50,315	220,405	160,538	33,065	193,603
Gross profit	$88,849	$28,260	$117,109	$88,363	$17,165	$105,528
Operating expenses			84,421			76,812
Foreign exchange gain and Other income, net			10,410			4,669
Income tax expense			12,903			11,744
Net income			$30,195			$21,641
5. Goodwill and Intangible Assets
Goodwill
The following table sets forth details of the Company’s goodwill balance as of June 30, 2016:

	Operations Management	Analytics	Total
Balance at January 1, 2015	$122,814	$16,785	$139,599
Goodwill arising from RPM acquisition	—	33,155	33,155
Currency translation adjustments	(1,219)	—	(1,219)
Balance at December 31, 2015	$121,595	$49,940	$171,535
Currency translation adjustments	(500)	—	(500)
Balance at June 30, 2016	$121,095	$49,940	$171,035
Intangible Assets

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,799	$(28,163)	$36,636
Developed technology	12,234	(5,370)	6,864
Trade names and trademarks	5,670	(2,973)	2,697
Leasehold benefits	2,732	(2,164)	568
Non-compete agreements	2,045	(1,532)	513
	$87,480	$(40,202)	$47,278

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,816	$(24,215)	$40,601
Developed technology	12,234	(4,363)	7,871
Trade names and trademarks	5,670	(2,683)	2,987
Leasehold benefits	2,789	(2,109)	680
Non-compete agreements	2,045	(1,451)	594
	$87,554	$(34,821)	$52,733
Amortization expense for the three months ended June 30, 2016 and 2015 was $2,718 and $2,808, respectively, and for the six months ended June 30, 2016 and 2015 was $5,433 and $4,867, respectively. The remaining weighted average life of intangible assets was 6.0 years for customer relationships, 4.3 years for developed technology, 5.9 years for trade names and trademarks excluding indefinite life trade names and trademarks, 2.9 years for leasehold benefits and 3.0 years for non-compete agreements. The Company has $900 of indefinite lived trade names and trademarks as of June 30, 2016 and December 31, 2015.

Estimated amortization of intangible assets during the year ending June 30,
2017	$10,858
2018	$10,617
2019	$10,391
2020	$6,288
2021 and thereafter	$8,224

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2016 and December 31, 2015. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$105,947	$—	$—	$105,947
Derivative financial instruments	—	3,602	—	3,602
Total	$105,947	$3,602	$—	$109,549
Liabilities
Derivative financial instruments	$—	$1,796	$—	$1,796
Total	$—	$1,796	$—	$1,796

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$118,478	$—	$—	$118,478
Derivative financial instruments	—	4,184	—	4,184
Total	$118,478	$4,184	$—	$122,662
Liabilities
Derivative financial instruments	$—	$2,358	$—	$2,358
Fair value of earn-out consideration	—	—	4,060	4,060
Total	$—	$2,358	$4,060	$6,418

* Includes short-term investments carried on fair value option under ASC 825 of $94,779 as of June 30, 2016.
Derivative Financial Instruments: The Company’s derivative financial instruments consist primarily of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 7 to our unaudited consolidated financial statements contained herein for further details on Derivatives and Hedge Accounting.
Fair value of earn-out consideration: The fair value measurement of earn-out consideration is determined using Level 3 inputs. The Company’s earn-out consideration represents a component of the total purchase consideration for the March 2015 RPM acquisition. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by RPM during the 2015 and 2016 calendar years. As of December 31, 2015, the Company estimated the fair value of the earn out consideration to be $4,060, utilizing a Monte Carlo simulation. During the six months ended June 30, 2016, the Company re-estimated its earn-out liability utilizing a Monte Carlo simulation based on its assessment of the achievement of the performance goals of RPM during calendar year 2016 and accordingly reduced the liability to nil as of June 30, 2016.
The Monte-Carlo simulation model simulates a range of possible performance levels and estimates the probabilities of the potential payouts. This model also incorporates a range of assumptions like discount rate, risk-free rate, assumed cost of debt, etc.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

7. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments consist of forward foreign exchange contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), that are designated effective and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $219,427 (including $5,100 of range forward contracts) as of June 30, 2016 and $230,894 as of December 31, 2015. The fair value of these cash flow hedges is included in the accumulated other comprehensive loss ("AOCI")on the Company's unaudited consolidated balance sheet.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC No. 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/loss. The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $59,868 and GBP 16,823 as of June 30, 2016 and amounted to $61,641 and GBP 13,256 as of December 31, 2015.
The Company estimates that approximately $2,113 of net derivative gains included in AOCI could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2016. At June 30, 2016, the maximum outstanding term of the cash flow hedges was forty-five months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. There were no such significant amounts of gains or losses that were reclassified from AOCI into earnings during the three and six months ended June 30, 2016 and 2015.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:
Derivatives designated as hedging instruments:

	June 30, 2016	December 31, 2015
Other current assets:
Foreign currency exchange contracts	$2,795	$2,664
Other assets:
Foreign currency exchange contracts	$575	$1,175
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$682	$1,226
Other non current liabilities:
Foreign currency exchange contracts	$1,060	$1,132

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

Derivatives not designated as hedging instruments:

	June 30, 2016	December 31, 2015
Other current assets:
Foreign currency exchange contracts	$232	$345
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$54	—
The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended June 30, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$(1,884)	$(1,474)	Foreign exchange gain/(loss)	$349	$(224)	Foreign exchange gain/(loss)	$—	$—

Derivatives not designated as Hedging Instruments		Amount of Gain/(Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	2016	2015
Foreign exchange contracts	Foreign exchange gain/(loss)	$999	$(1,297)
The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the six months ended June 30, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$553	$785	Foreign exchange gain/(loss)	$406	$(533)	Foreign exchange loss	$—	$—

Derivatives not designated as Hedging Instruments		Amount of Gain/(Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	2016	2015
Foreign exchange contracts	Foreign exchange gain/(loss)	$2,728	$799

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

8. Fixed Assets
Fixed assets consist of the following:

	June 30, 2016	December 31, 2015
Owned Assets:
Network equipment, computers and software	$101,957	$95,245
Leasehold improvements	30,501	28,603
Office furniture and equipment	14,650	14,000
Capital work in progress	3,526	3,140
Buildings	1,178	1,202
Land	771	787
Motor vehicles	555	540
	153,138	143,517
Less: Accumulated depreciation and amortization	(103,866)	(96,079)
	$49,272	$47,438
Assets under capital leases:
Leasehold improvements	$839	$877
Office furniture and equipment	110	136
Motor vehicles	744	806
	1,693	1,819
Less: Accumulated depreciation and amortization	(1,257)	(1,266)
	$436	$553
Fixed assets, net	$49,708	$47,991
Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended June 30, 2016 and 2015 was $5,552, and $5,253, respectively, and for the six months ended June 30, 2016 and 2015 was $10,970 and $10,247, respectively.
Capital work in progress represents advances paid towards acquisition of fixed assets and cost of fixed assets and internally generated software costs not yet ready to be placed in service.
9. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended June 30, 2016 and 2015, the Company acquired 1,479 and 707 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $76 and $24, respectively. The weighted average purchase price of $51.39 and $33.68, respectively, was the average of the high and low price of a share of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
During the six months ended June 30, 2016 and 2015, the Company acquired 16,027 and 13,573 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $728 and $421, respectively. The weighted average purchase price of $45.44 and $30.99, respectively, was the average of the high and low price of a share of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

On December 30, 2014, the Company’s Board of Directors authorized up to an annual $20,000 common stock repurchase program (the “2014 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 to 2017.
During the three and six months ended June 30, 2016, the Company purchased 56,172 and 194,810 shares of its common stock, respectively, for an aggregate purchase price of approximately $2,773 and $8,975, respectively, including commissions, representing an average purchase price per share of $49.37 and $46.07, respectively, under the 2014 Repurchase program.
During the three and six months ended June 30, 2015, the Company purchased 133,869 shares of its common stock for an aggregate purchase price of approximately $4,685 including commissions, representing an average purchase price per share of $35.00 under the 2014 Repurchase Program.
Repurchased shares have been recorded as treasury shares and will be held until the Board of Directors designates that these shares be retired or used for other purposes.
10. Borrowings
On October 24, 2014, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement, as amended, provides for a $100,000 revolving credit facility (the “Credit Facility”), including a letter of credit sub-facility. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty.
Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The Company has outstanding debt of $45,000 and $70,000 as of June 30, 2016 and December 31, 2015, respectively, of which $10,000 is expected to be repaid within the next twelve months and is included under “short-term borrowings” in the unaudited consolidated balance sheets. The Credit Facility carried an effective interest rate of approximately 1.95% and 1.56% per annum, respectively during the three months ended June 30, 2016 and 2015, respectively.
In connection with the financing, the Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility. The unamortized debt issuance costs as of June 30, 2016 and December 31, 2015 were $320 and $368, respectively and are included under "other current assets" and "other assets" in the unaudited consolidated balance sheets.
The obligations under the Credit Agreement are secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on indebtedness of the Company. As of June 30, 2016, the Company was in compliance with all covenants.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$401	$415	$801	$838
Interest cost	150	140	299	282
Expected return on plan assets	(104)	(97)	(208)	(197)
Actuarial loss	22	53	44	108
Net gratuity cost	$469	$511	$936	$1,031
The Gratuity Plan in India is partially funded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 9.0% each on these Gratuity Plans for the years ended March 31, 2016 and 2015.

Change in Plan Assets
Plan assets at January 1, 2016	$4,923
Actual return	218
Benefits paid	(451)
Effect of exchange rate changes	(99)
Plan assets at June 30, 2016	$4,591
The Company maintains the Exl Service 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $475 and $383 during the three months ended June 30, 2016 and 2015, respectively, and $1,391 and $1,151 during the six months ended June 30, 2016 and 2015, respectively.
During the three months ended June 30, 2016 and 2015, the Company contributed $1,566 and $1,465, respectively, and during the six months ended June 30, 2016 and 2015, the Company contributed $3,048 and $2,930, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Colombia, Singapore, South Africa and the Czech Republic.
12. Leases
The Company finances its use of certain motor vehicles under lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of June 30, 2016 are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

Year ending June 30,
2017	$287
2018	143
2019	82
2020	45
Total minimum lease payments	557
Less: amount representing interest	84
Present value of minimum lease payments	473
Less: current portion	221
Long term capital lease obligation	$252
The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancellable agreements expiring after June 30, 2016 are set forth below:

Year ending June 30,
2017	$9,069
2018	7,601
2019	6,324
2020	3,096
2021	1,876
2022 and thereafter	1,668
$29,634
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent on such leases on a straight line basis over the non-cancelable lease period determined under ASC topic 840, “Leases”. Rent expense under both cancelable and non-cancelable operating leases was $5,278 and $5,110 for the three months ended June 30, 2016 and 2015, respectively and $10,426 and $10,095, respectively for the six months ended June 30, 2016 and 2015. Deferred rent as of June 30, 2016 and December 31, 2015 was $7,534 and $7,066, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.
13. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company recorded income tax expense of $7,008 and $5,531, respectively, for the three months ended June 30, 2016 and 2015. The effective tax rate decreased from 31.4% during the three months ended June 30, 2015 to 30.0% during the three months ended June 30, 2016. The effective tax rate decreased due to an increase in earnings in locations with lower tax rates as well as tax incentives, partially offset by the reversal of the earn-out liability of $3,810 in other income during the three months ended June 30, 2016 related to the Company's RPM acquisition.
The Company recorded income tax expense of $12,903 and $11,744, respectively, for the six months ended June 30, 2016 and 2015. The effective tax rate decreased from 35.2% during the six months ended June 30, 2015 to 29.9% during the six months ended June 30, 2016. The decrease was the result of (i) higher income tax expense during the six months ended June 30, 2015 due to certain adjustments (resulting in an increase in income tax expense of $1,818) and (ii) an increase in earnings in the locations with lower tax rates as well as tax incentives. The decrease in effective tax rate was partially offset by the reversal of earn-out liability of $4,060 in other income during six months ended June 30, 2016 related to the Company's RPM acquisition.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2016 through June 30, 2016:

Balance as of January 1, 2016	$2,797
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	(36)
Balance as of June 30, 2016	$2,761
The unrecognized tax benefits as of June 30, 2016 of $2,761 if recognized, would impact the effective tax rate.
During the three months ended June 30, 2016 and 2015, the Company has recognized interest of $49 and $52, respectively, which are included in the income tax expense in the unaudited consolidated statements of income. As of June 30, 2016 and December 31, 2015, the Company has accrued approximately $1,346 and $1,269, respectively, in interest relating to unrecognized tax benefits.
14. Stock Based Compensation
The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of revenue	$788	$551	$2,053	$1,654
General and administrative expenses	1,964	1,386	4,336	2,869
Selling and marketing expenses	1,698	1,616	3,870	3,286
Total	$4,450	$3,553	$10,259	$7,809
As of June 30, 2016, the Company had 1,975,484 shares available for grant under the 2015 Amendment and Restatement of the 2006 Omnibus Award Plan.
Stock Options
Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2015	1,210,141	$16.31	$34,638	3.50
Granted	—	—
Exercised	(267,280)	15.70
Forfeited	—	—
Outstanding at June 30, 2016	942,861	$16.48	$33,877	3.30
Vested and exercisable at June 30, 2016	942,861	$16.48	$33,877	3.30
The unrecognized compensation cost for unvested options as of June 30, 2016 is nil. The Company did not grant any options during the three and six months ended June 30, 2016 and 2015. There were no options that vested during the three months ended

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

June 30, 2016. The total grant date fair value of options vested during the six months ended June 30, 2016 was $706. The total grant date fair value of options vested during the three and six months ended June 30, 2015 was $44 and $1,170, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2015*	134,935	$35.27	1,228,287	$30.06
Granted	—	—	393,916	48.65
Vested	(15,057)	34.61	(326,632)	28.69
Forfeited	—	—	(49,973)	31.08
Outstanding at June 30, 2016*	119,878	$35.36	1,245,598	$36.26

*     As of June 30, 2016 and December 31, 2015 restricted stock units vested for which the underlying common stock is yet to be issued are 169,238 and 149,364, respectively.
As of June 30, 2016, unrecognized compensation cost of $40,648 is expected to be expensed over a weighted average period of 2.83 years.
Performance Based Stock Awards
Performance restricted stock unit (the "PRSU's") activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at December 31, 2015	107,213	$30.88	207,212	$38.80
Granted	59,861	48.57	59,859	67.94
Vested	—	—	—	—
Forfeited	(4,500)	37.05	(4,500)	56.85
Outstanding at June 30, 2016*	162,574	$37.22	262,571	$45.14
As of June 30, 2016, unrecognized compensation cost of $11,873 is expected to be expensed over a weighted average period of 1.96 years.
15. Geographical Information
The Company attributes the revenues to regions based upon location of its customers.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues, net
United States	$136,151	$122,840	$270,225	$234,705
United Kingdom	28,863	27,453	56,291	53,288
Rest of World	5,464	5,328	10,998	11,138
	$170,478	$155,621	$337,514	$299,131

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Fixed assets, net
India	$23,789	$23,415
United States	11,079	10,680
Philippines	11,792	11,285
Rest of World	3,048	2,611
	$49,708	$47,991

16. Commitments and Contingencies
Fixed Asset Commitments
At June 30, 2016, the Company has committed to spend approximately $4,100 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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
The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for years ranging from tax years 2003 to 2013 and its permanent establishment issues ranging from tax years 2003 to 2007 as of June 30, 2016 and December 31, 2015 is $20,449 and $21,360, respectively, of which the Company has made payments or provided a bank guarantee to the extent of $14,198 and $14,668, respectively. Amounts paid as deposits in respect of such assessments aggregating to $12,236 and $12,665 as of June 30, 2016 and December 31, 2015, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,962 and $2,003 as of June 30, 2016 and December 31, 2015, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of June 30, 2016 and December 31, 2015.
Based on advice from its Indian tax advisors, the facts underlying the Company’s position and its experience with these types of assessments, the Company believes that the probability that it will ultimately be found liable for these assessments is

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2016
(In thousands, except share and per share amounts)

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

17. Subsequent Event

On July 1, 2016, the Company, together with its wholly-owned subsidiary ExlService (UK) Limited, purchased Liss Systems Limited ("Liss"), a company incorporated under the laws of England and Wales for a total consideration of GBP 5,500 (including cash of GBP 4,300 and restricted stock of GBP 1,200). Liss is a London-based provider of digital customer acquisition and policy administration solutions for the insurance industry.

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
Our current reportable segments are as follows:

•	Operations Management, and

•	Analytics
We have restated the segment information for all prior periods presented herein to conform to the current presentation. This change in segment presentation does not affect our consolidated statements of income, balance sheets or statements of cash flows. For further descriptions of our operating segments, see Note 4 to the unaudited consolidated financial statements contained herein.
Our global delivery network, which include highly trained industry and process specialists across the United States, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Colombia, South Africa, Romania and the Czech Republic. During the three months ended June 30, 2016, we established two new operating centers, one each in India and the Philippines.
Revenues
For the three months ended June 30, 2016, we had revenues of $170.5 million compared to revenues of $155.6 million for the three months ended June 30, 2015, an increase of $14.9 million, or 9.5%. Revenues from operations management services were $130.9 million for the three months ended June 30, 2016 compared to $125.0 million for the three months ended June 30, 2015. Revenues from analytics services were $39.6 million for the three months ended June 30, 2016 compared to $30.6 million for the three months ended June 30, 2015.
For the six months ended June 30, 2016, we had revenues of $337.5 million compared to revenues of $299.1 million for the six months ended June 30, 2015, an increase of $38.4 million, or 12.8%. Revenues from operations management services were $258.9 million for the six months ended June 30, 2016 compared to $248.9 million for the six months ended June 30, 2015. Revenues from analytics services were $78.6 million for the six months ended June 30, 2016 compared to $50.2 million for the six months ended June 30, 2015.
We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 79.9% and 16.9%, respectively, of our total revenues for the three months ended June 30, 2016 and approximately 78.9% and 17.6%, respectively, of our revenues for the three months ended June 30, 2015. For the six months ended June 30, 2016, these two regions generated 80.1% and 16.7%, respectively, of our total revenues and 78.5% and 17.8%, respectively, of our total revenues for the six months ended June 30, 2015.
For the three months ended June 30, 2016 and 2015, our total revenues from our top ten clients accounted for 40.2% and 42.0% of our total revenues, respectively. For the six months ended June 30, 2016 and 2015, our total revenues from our top ten clients accounted for 40.4% and 42.9% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three and six months ended June 30, 2016 and 2015. Although we are continually increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.
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
We have been observing a shift in industry pricing models toward transaction-based pricing, outcome-based pricing and other pricing models. We believe this trend will continue, and we have begun to use transaction-based, outcome-based and other pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. These transaction-based pricing models place the focus on operating efficiency in order to maintain our operating margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced operating margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our operating margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationships with such clients to meet competition.
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in millions)		(dollars in millions)
Revenues, net	$170.5	$155.6	$337.5	$299.1
Cost of revenues (exclusive of depreciation and amortization)	112.0	100.5	220.4	193.6
Gross profit	58.5	55.1	117.1	105.5
Operating expenses:
General and administrative expenses	21.1	20.0	41.8	38.6
Selling and marketing expenses	12.8	11.8	26.3	23.1
Depreciation and amortization	8.3	8.1	16.4	15.1
Total operating expenses	42.2	39.9	84.5	76.8
Income from operations	16.3	15.2	32.6	28.7
Foreign exchange gain	1.4	1.0	1.8	2.2
Other income, net	5.8	1.4	8.6	2.5
Income before income taxes	23.5	17.6	43.0	33.4
Income tax expense	7.0	5.5	12.9	11.8
Net income	$16.5	$12.1	$30.1	$21.6

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues.

	Three months ended June 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Operations Management	$130.9	$125.0	$5.9	4.7%
Analytics	39.6	30.6	9.0	29.6%
Total revenues, net	$170.5	$155.6	$14.9	9.5%
Revenues for the three months ended June 30, 2016 were $170.5 million, up $14.9 million or 9.5% compared to the three months ended June 30, 2015.
Revenue growth in Operations Management of $5.9 million was driven by net volume increases from our new and existing clients of $8.2 million. This increase in revenues was offset by a $2.3 million impact due to the depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Revenue growth in Analytics of $9.0 million was driven by net volume increases in our recurring and project based engagements from our existing clients of $9.1 million and new client wins of $0.4 million. The increase was offset by a decrease of $0.5 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Cost of Revenues.

	Three months ended June 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Revenues, net	$170.5	$155.6	$14.9	9.5%
Cost of revenues	112.0	100.5	11.5	11.5%
Gross profit	$58.5	$55.1	$3.4	6.0%
As a percentage of revenues	34.3%	35.4%
The increase in cost of revenues was primarily due to an increase in employee-related costs of $10.6 million primarily due to annual wage increases and an increase in our average headcount of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $3.5 million and in reimbursable expenses of $0.9 million, resulting in a corresponding increase in revenues. These increases were partially offset by a decrease of $3.5 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Gross Profit. Gross profit increased by $3.4 million, or 6.0%, from $55.1 million for the three months ended June 30, 2015 to $58.5 million for the three months ended June 30, 2016. The increase was primarily due to higher revenues in our Analytics services and depreciation of the Indian rupee, the Philippine peso and the U.K. pound sterling against the U.S. dollar.
Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
General and administrative expenses	$21.1	$20.0	$1.1	5.5%
Selling and marketing expenses	12.8	11.8	1.0	8.5%
Selling, general and administrative expenses	$33.9	$31.8	$2.1	6.6%
As a percentage of revenues	19.9%	20.5%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $2.2 million due to annual wage increments and an increase in our average headcount to support increased business volume. We also experienced an increase in our other SG&A expenses of $0.5 million primarily due to an increase in our facilities costs in connection with our new operations centers in India and the Philippines and other travel and marketing related costs. This increase was partially offset by a decrease of $0.6 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
Depreciation and Amortization.

	Three months ended June 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Depreciation expense	$5.6	$5.3	$0.3	5.7%
Intangible amortization expense	2.7	2.8	(0.1)	(3.6)%
Depreciation and amortization expense	$8.3	$8.1	$0.2	2.6%
As a percentage of revenues	4.9%	5.2%
Depreciation and amortization expense increased by $0.2 million, or 2.6%, from $8.1 million for the three months ended June 30, 2015 to $8.3 million for the three months ended June 30, 2016. The increase in depreciation expense of $0.6 million is primarily due to depreciation related to our new capital investments in India, South Africa and the Philippines to support the business growth. The increase was partially offset by a decrease of $0.3 million due to depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Income from Operations. Income from operations increased $1.0 million, or 6.5%, from $15.2 million for the three months ended June 30, 2015 to $16.2 million for the three months ended June 30, 2016. As a percentage of revenues, income from operations decreased from 9.8% for the three months ended June 30, 2015 to 9.5% for the three months ended June 30, 2016.
Foreign Exchange Gain /( Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended June 30, 2016. The average exchange rate of the Indian rupee against the U.S. dollar increased from 63.60 during the three months ended June 30, 2015 to 67.06 during the three months ended June 30, 2016. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 0.65 during the three months ended June 30, 2015 to 0.70 during the three months ended June 30, 2016. The average exchange rate of the Philippine peso against the U.S. dollar increased from 44.73 during the three months ended June 30, 2015 to 46.90 during the three months ended June 30, 2016.
We recorded a net foreign exchange gain of $1.4 million for the three months ended June 30, 2016 compared to $1.0 million for the three months ended June 30, 2015.

Interest and Other Income, net

	Three months ended June 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Interest and dividend income	$2.3	$1.5	$0.8	53.3%
Interest expense	(0.3)	(0.4)	0.1	25.0%
Change in fair value of earn-out consideration	3.8	—	3.8	100.0%
Other, net	—	0.2	(0.2)	(100.0)%
Other income, net	$5.8	$1.3	$4.5	333.3%
Increase in interest and dividend income was primarily due to higher cash balances in our foreign subsidiaries and higher yield on our investments during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Other income further increased by $3.8 million due to reversal of earn-out liability related to our RPM acquisition.
Income Tax Expense. The effective tax rate decreased from 31.4% during the three months ended June 30, 2015 to 30.0% during the three months ended June 30, 2016. The effective tax rate decreased due to an increase in earnings in locations with lower tax rates as well as tax incentives, partially offset by the reversal of the earn-out liability of $3.8 million in other income during the three months ended June 30, 2016, related to our RPM acquisition.

Net Income. Net income increased from $12.1 million for the three months ended June 30, 2015 to $16.4 million for the three months ended June 30, 2016, primarily due to higher income from operations of $1.0 million and an increase in other income and foreign exchange gain of $4.8 million, partially offset by a higher income tax expense of $1.5 million. As a percentage of revenues, net income increased from 7.8% for the three months ended June 30, 2015 to 9.6% for the three months ended June 30, 2016.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenues.

	Six months ended June 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Operations Management	$258.9	$248.9	$10.0	4.0%
Analytics	78.6	50.2	28.4	56.4%
Total revenues, net	$337.5	$299.1	$38.4	12.8%
Revenues for the six months ended June 30, 2016 were $337.5 million, up $38.4 million or 12.8% compared to the six months ended June 30, 2015.
Revenue growth in Operations Management of $10.0 million was driven by net volume increases from our new and existing clients of $15.1 million. This increase in revenues was offset by a $5.1 million impact due to the depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the six months ended June 30, 2016 compared to the three months ended June 30, 2015.
Revenue growth in Analytics of $28.4 million was driven by an incremental revenue of $11.9 million from our RPM acquisition and net volume increases in our recurring and project based engagements from our existing clients of $16.5 million and new client wins of $0.8 million. The increase was offset by a decrease of $0.8 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Cost of Revenues.

	Six months ended June 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Revenues, net	$337.5	$299.1	$38.4	12.8%
Cost of revenues	220.4	193.6	26.8	13.8%
Gross profit	$117.1	$105.5	$11.6	11.0%
As a percentage of revenues	34.7%	35.3%
The increase in cost of revenues was primarily due to an increase in employee-related costs of $21.8 million (including $1.3 million of incremental employee-related costs related to our RPM acquisition). The remaining increase of $20.5 million in employee-related cost was primarily due to annual wage increases and an increase in our average headcount of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $11.3 million (including incremental cost of revenues of $6.5 million related to our RPM acquisition) and in reimbursable expenses of $1.7 million, resulting in a corresponding increase in revenues. These increases were partially offset by a decrease of $8.0 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Gross Profit. Gross profit increased by $11.6 million, or 11.0%, from $105.5 million for the six months ended June 30, 2015 to $117.1 million for the six months ended June 30, 2016. The increase was primarily due to higher revenues in our Analytics services and depreciation of the Indian rupee, the Philippine peso and the U.K. pound sterling against the U.S. dollar.

Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
General and administrative expenses	$41.8	$38.6	$3.2	8.3%
Selling and marketing expenses	26.3	23.1	3.2	13.9%
Selling, general and administrative expenses	$68.1	$61.7	$6.4	10.3%
As a percentage of revenues	20.2%	20.6%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $7.2 million (including $2.1 million of incremental employee-related costs related to our RPM acquisition). The remaining increase of $5.1 million in employee-related cost was primarily due to annual wage increments and an increase in our average headcount to support increased business volume. We also experienced an increase in our other SG&A expenses of $0.7 million (including $0.2 million related to our RPM acquisition) primarily due to an increase in our facilities costs in connection with our new operations centers in India and the Philippines and other travel and marketing related costs. This increase was partially offset by a decrease of $1.5 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Depreciation expense	$11.0	$10.2	$0.8	7.8%
Intangible amortization expense	5.4	4.9	0.5	10.2%
Depreciation and amortization expense	$16.4	$15.1	$1.3	8.5%
As a percentage of revenues	4.9%	5.1%
Depreciation and amortization expense increased by $1.3 million, or 8.5%, from $15.1 million for the six months ended June 30, 2015 to $16.4 million for the six months ended June 30, 2016. The increase in amortization of intangibles of $0.5 million was primarily due to amortization of intangibles associated with our RPM acquisition. Further, there was an increase in our depreciation expense of $1.3 million due to depreciation related to our new capital investments in India, South Africa and the Philippines to support the business growth. These increases were partially offset by a decrease of $0.5 million due to depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Income from Operations. Income from operations increased $4.0 million, or 13.8%, from $28.7 million for the six months ended June 30, 2015 to $32.7 million for the six months ended June 30, 2016. As a percentage of revenues, income from operations increased from 9.6% for the six months ended June 30, 2015 to 9.7% for the six months ended June 30, 2016.
Foreign Exchange Gain /( Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the six months ended June 30, 2016. The average exchange rate of the Indian rupee against the U.S. dollar increased from 62.83 during the six months ended June 30, 2015 to 67.29 during the six months ended June 30, 2016. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 0.65 during the six months ended June 30, 2015 to 0.70 during the six months ended June 30, 2016. The average exchange rate of the Philippine peso against the U.S. dollar increased from 44.51 during the six months ended June 30, 2015 to 47.00 during the six months ended June 30, 2016.
We recorded a net foreign exchange gain of $1.8 million for the six months ended June 30, 2016 compared to $2.2 million for the six months ended June 30, 2015.

Interest and Other Income, net

	Six months ended June 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Interest and dividend income	$4.5	$2.9	$1.6	55.2%
Interest expense	(0.7)	(0.6)	(0.1)	16.7%
Change in fair value of earn-out consideration	4.1	—	4.1	100.0%
Other, net	0.7	0.2	0.5	250.0%
Other income, net	$8.6	$2.5	$6.1	241.4%
Increase in interest and dividend income was primarily due to higher cash balances in our foreign subsidiaries and higher yield on our investments during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Other income further increased by $0.7 million due to interest on deposits received from income tax authorities in India on completion of a tax assessment and by $4.1 million due to reversal of earn-out liability related to our RPM acquisition. This increase in interest and other income was partially offset by an increase in interest expense of $0.1 million related to the Credit Facility and the amortization of related deferred financing cost.
Income Tax Expense. The effective tax rate decreased from 35.2% during the six months ended June 30, 2015 to 29.9% during the six months ended June 30, 2016. The decrease was the result of a (i) higher income tax expense during the six months ended June 30, 2015 due to certain adjustments (resulting in an increase in income tax expense of $1.8 million) and (ii) increase in earnings in the locations with lower tax rates as well as tax incentives. The decrease in effective tax rate was partially offset by the reversal of earn-out liability of $4.1 million in other income during six months ended June 30, 2016, related to our RPM acquisition.
Net Income. Net income increased from $21.6 million for the six months ended June 30, 2015 to $30.2 million for the six months ended June 30, 2016, primarily due to higher income from operations of $4.0 million and an increase in other income and foreign exchange gain of $5.7 million, partially offset by a higher income tax expense of $1.2 million. As a percentage of revenues, net income increased from 7.2% for the six months ended June 30, 2015 to 8.9% for the six months ended June 30, 2016.
Liquidity and Capital Resources

	Six months ended June 30,
	2016	2015
	(dollars in millions)
Opening cash and cash equivalents	$205.3	$176.5
Net cash provided by operating activities	26.9	27.2
Net cash used for investing activities	(106.0)	(124.5)
Net cash (used for) / provided by financing activities	(30.7)	16.8
Effect of exchange rate changes	(2.4)	(1.3)
Closing cash and cash equivalents	$93.1	$94.7
As of June 30, 2016 and December 31, 2015, we had $200.7 million and $219.0 million, respectively in cash, cash equivalents and short-term investments (including $147.3 million and $136.0 million, respectively, held by our foreign subsidiaries). We do not intend to repatriate funds held by our foreign subsidiaries since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we anticipate that we will indefinitely reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.
Operating Activities: Cash flows from operating activities decreased by $0.3 million from $27.2 million for the six months ended June 30, 2015 to $26.9 million for the six months ended June 30, 2016. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

The decrease in cash flows from operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to an increase in working capital of $26.4 million during the six months ended June 30, 2016 compared to an increase of $18.3 million during the six months ended June 30, 2015. The increase in working capital was primarily due to an increase in accounts receivables, advance income tax (net of income tax provision) and a decrease in accrued employee costs, partially offset by a increase in deferred revenues and the accrued expenses and other current liabilities. This decrease in cash flows from operations was partially offset by an increase in net income adjusted for non-cash expenses of $7.8 million, primarily due to an increase in net income by $8.6 million.
Investing Activities: Cash flows used for investing activities decreased by $18.5 million from $124.5 million for the six months ended June 30, 2015 to $106.0 million for the six months ended June 30, 2016. The decrease was primarily due to cash paid for the RPM acquisition (net of cash acquired) of $44.3 million during the six months ended June 30, 2015. This decrease is partially offset by an increase in short-term investments of $25.2 million (net of redemption) during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 and further by a decrease in capital expenditures of $0.5 million.
Financing Activities: Cash flows used for financing activities was $30.7 million during the six months ended June 30, 2016 compared to cash flow provided by financing activities of $16.8 million during the six months ended June 30, 2015. The decrease in cash flow from financing activities is primarily due to net borrowings of $20 million under the Credit Agreement (as described below in “Financing Arrangements”) during the six months ended June 30, 2015 compared to repayment of $25.0 million during the six months ended June 30, 2016. Cash flows from financing activities further decreased due to higher purchases of treasury stock of $4.6 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $14.9 million of capital expenditures in the six months ended June 30, 2016. We expect to incur capital expenditures of between $25 million to $30 million in 2016, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications and infrastructure.
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
Financing Arrangements (Debt Facility)
On October 24, 2014 we entered into a Credit Agreement that, as amended, provides for a $100 million revolving credit facility, including a letter of credit sub-facility (as amended, the “Credit Facility”). As of June 30, 2016, we had outstanding indebtedness of $45.0 million. Borrowings under the Credit Agreement mature on October 24, 2019 and may be used for working capital and general corporate purposes of the Company and its subsidiaries and for acquisitions
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The credit facility carried an effective interest rate of 1.95% and 1.56% per annum, respectively during the three months ended June 30, 2016 and June 30, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements or obligations.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2016:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.3	$0.2	$—	$—	$0.5
Operating leases	9.1	13.9	5.0	1.7	29.7
Purchase obligations	4.1	—	—	—	4.1
Other obligations(a)	2.1	2.9	1.7	2.0	8.7
Borrowings
Principal payments	10.0	—	35.0	—	45.0
Interest Payments(b)	1.0	1.7	0.2	—	2.9
Total contractual cash obligations(c)	$26.6	$18.7	$41.9	$3.7	$90.9

(a)	Represents estimated payments under the Gratuity Plan.

(b)	Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of June 30, 2016.

(c)	Excludes $2.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2016, there were no material changes in our market risk exposure other than as disclosed herein. For more detailed discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Foreign Currency Risk. During June 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union ("EU"), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including as a result of a decline in the value of the U.K. pound sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the EU. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our financial results, operations and cash flows.
Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivables and payable. We serve clients in the U.K. with this region generating approximately 16.7% and 17.8% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. We also incurred expenses in the U.K. pound sterling in our certain foreign subsidiaries during the six months ended June 30, 2016, which will have a positive impact due to the depreciation of GBP against the USD. A significant portion of our revenues from customer contracts denominated in the U.K. pound sterling includes protection against foreign exchange rate fluctuations which minimizes the impact of the volatility in the exchange rates on our operating results.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2016, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2016, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016(2)	14,310	$48.99	12,831	$13,172,622
May 1, 2016 through May 31, 2016	23,510	48.66	23,510	12,028,610
June 1, 2016 through June 30, 2016	19,831	50.65	19,831	11,024,145
Total	57,651	$49.43	56,172	$—
(1) Consists of shares purchased under the 2014 Repurchase Program. See Note 9 to our unaudited consolidated financial statements for further information.
(2) Includes 1,479 shares of the Company’s common stock acquired in connection with the satisfaction of tax withholding obligations on vested restricted stock acquired at the average of the high and low price of common stock on the trading day prior to the vesting date of the shares of restricted stock (average price paid per share was $51.39).

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

Date: July 28, 2016	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase