Form 10-Q
period 2016-09-30
ExlService Holdings, Inc.
filed 2016-10-27
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2016, there were 33,507,211 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,374	$205,323
Short-term investments	115,637	13,676
Restricted cash	2,256	1,872
Accounts receivable, net	109,086	92,650
Prepaid expenses	6,802	8,027
Advance income tax, net	7,110	2,432
Other current assets	18,716	15,219
Total current assets	357,981	339,199
Fixed assets, net	49,006	47,991
Restricted cash	3,380	3,319
Deferred tax assets, net	7,073	13,749
Intangible assets, net	50,326	52,733
Goodwill	177,093	171,535
Other assets	24,163	22,257
Total assets	$669,022	$650,783
Liabilities and Equity
Current liabilities:
Accounts payable	$3,395	$6,401
Short-term borrowings	5,000	10,000
Deferred revenue	9,730	11,518
Accrued employee cost	40,660	44,526
Accrued expenses and other current liabilities	38,362	34,250
Current portion of capital lease obligations	237	384
Total current liabilities	97,384	107,079
Long term borrowings	40,000	60,000
Capital lease obligations, less current portion	214	278
Non-current liabilities	13,205	17,655
Total liabilities	150,803	185,012
Commitments and contingencies (See Note 16)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,532,329 shares issued and 33,523,371 shares outstanding as of September 30, 2016 and 34,781,201 shares issued and 33,091,223 shares outstanding as of December 31, 2015	36	35
Additional paid-in-capital	275,020	254,052
Retained earnings	367,234	320,989
Accumulated other comprehensive loss	(66,924)	(67,325)
Total including shares held in treasury	575,366	507,751
Less: 2,008,958 shares as of September 30, 2016 and 1,689,978 shares as of December 31, 2015, held in treasury, at cost	(57,328)	(42,159)
ExlService Holdings, Inc. stockholders’ equity	$518,038	$465,592
Non-controlling interest	181	179
Total equity	$518,219	$465,771
Total liabilities and equity	$669,022	$650,783
See accompanying notes.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues, net	$171,200	$163,503	$508,714	$462,634
Cost of revenues (exclusive of depreciation and amortization)	111,767	103,198	332,172	296,801
Gross profit	59,433	60,305	176,542	165,833
Operating expenses:
General and administrative expenses	21,854	18,817	63,620	57,428
Selling and marketing expenses	11,623	12,682	37,875	35,769
Depreciation and amortization	8,597	8,057	25,000	23,171
Total operating expenses	42,074	39,556	126,495	116,368
Income from operations	17,359	20,749	50,047	49,465
Foreign exchange gain	1,741	191	3,573	2,347
Other income, net	2,596	1,787	11,174	4,300
Income before income taxes	21,696	22,727	64,794	56,112
Income tax expense	5,646	7,565	18,549	19,309
Net income	$16,050	$15,162	$46,245	$36,803
Earnings per share:
Basic	$0.48	$0.46	$1.38	$1.10
Diluted	$0.46	$0.44	$1.34	$1.08
Weighted-average number of shares used in computing earnings per share:
Basic	33,624,401	33,307,312	33,542,258	33,320,477
Diluted	34,675,485	34,180,635	34,512,815	34,147,120

See accompanying notes.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$16,050	$15,162	$46,245	$36,803
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges, net of taxes $1,067, ($822), $1,094 and ($727), respectively	2,540	(2,704)	3,066	(2,014)
Foreign currency translation adjustment	1,716	(7,092)	(2,652)	(9,926)
Retirement benefits, net of taxes $4, $71, $24 and $81, respectively	104	172	409	501
Reclassification adjustments:
Realized (gain)/loss on cash flow hedges, net of taxes ($205), $175, ($386) and $393, respectively(1)	(261)	255	(486)	570
Retirement benefits, net of taxes $1, $15, $3 and $31, respectively(2)	22	36	64	128
Total other comprehensive income/(loss)	4,121	(9,333)	401	(10,741)
Total comprehensive income	$20,171	$5,829	$46,646	$26,062

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

See accompanying notes.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$46,245	$36,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,000	23,171
Stock-based compensation expense	14,743	12,280
Unrealized gain on short term investments	(4,955)	(2,179)
Unrealized foreign exchange gain	(147)	(2,850)
Deferred income taxes	4,424	3,596
Change in fair value of earn-out consideration	(4,060)	—
Others, net	(84)	(249)
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(464)	(1,313)
Accounts receivable	(16,522)	(14,647)
Prepaid expenses and other current assets	(587)	977
Accounts payable	(2,518)	(1,602)
Deferred revenue	(1,485)	(915)
Accrued employee costs	(3,812)	460
Accrued expenses and other liabilities	5,688	(3,973)
Advance income tax, net	(4,748)	5,751
Other assets	(676)	(760)
Net cash provided by operating activities	56,042	54,550

Cash flows from investing activities:
Purchase of fixed assets	(20,335)	(21,127)
Business acquisition (net of cash acquired)	(9,427)	(44,270)
Purchase of short-term investments	(155,709)	(109,162)
Proceeds from redemption of short-term investments	59,229	28,640
Net cash used for investing activities	(126,242)	(145,919)

Cash flows from financing activities:
Principal payments on capital lease obligations	(292)	(559)
Proceeds from borrowings	—	30,000
Repayments of borrowings	(25,000)	(10,000)
Payment of debt issuance costs	—	(74)
Acquisition of treasury stock	(15,169)	(13,015)
Proceeds from exercise of stock options	6,226	3,162
Net cash (used)/provided by financing activities	(34,235)	9,514
Effect of exchange rate changes on cash and cash equivalents	(2,514)	(3,988)
Net decrease in cash and cash equivalents	(106,949)	(85,843)
Cash and cash equivalents, beginning of period	205,323	176,499
Cash and cash equivalents, end of period	$98,374	$90,656
See accompanying notes.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based compensation expense, depreciation and amortization periods, purchase price allocation, recoverability of long-term assets including goodwill and intangibles, and estimates to complete the fixed price contracts.
(c) Other current assets
Other current assets consists of the following:

	September 30, 2016	December 31, 2015
Derivative instruments	$4,245	$3,009
Advances to suppliers	1,366	1,545
Receivables from statutory authorities	11,073	8,676
Others	2,032	1,989
Other current assets	$18,716	$15,219
(d) Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	September 30, 2016	December 31, 2015
Accrued expenses	$27,356	$26,238
Derivative instruments	1,097	1,226
Client liability	2,515	2,217
Other current liabilities	7,394	4,569
Accrued expenses and other current liabilities	$38,362	$34,250
(e) Non-current liabilities
Non-current liabilities consists of the following:

	September 30, 2016	December 31, 2015
Derivative instruments	$719	$1,132
Unrecognized tax benefits	3,195	3,066
Deferred rent	6,308	6,515
Retirement benefits	1,398	1,441
Other non-current liabilities	1,585	5,501
Non-current liabilities	$13,205	$17,655
(f) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC topic 815, "Derivatives and Hedging" ("ASC 815"). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive loss until the settlement of those contracts. The balances as of September 30, 2016 and December 31, 2015 are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Cumulative currency translation adjustments	$(70,715)	$(68,063)
Unrealized gain on cash flow hedges, net of taxes of $1,370 and $662	3,404	824
Retirement benefits, net of taxes of ($174) and ($201)	387	(86)
Accumulated other comprehensive loss	$(66,924)	$(67,325)
(g) Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest and dividend income*	$2,916	$2,085	$7,399	$4,997
Interest expense	(295)	(340)	(1,023)	(983)
Change in fair value of earn-out consideration**	—	—	4,060	—
Other, net	(25)	42	738	286
Other income, net	$2,596	$1,787	$11,174	$4,300
* Includes unrealized gain of $1,971 and $4,955 on investments carried under ASC topic 825, "Financial Instruments" ("ASC 825"), fair value option for the three and nine months ended September 30, 2016, respectively, and $1,419 and $2,179, respectively, for the three and nine months ending September 30, 2015.
** The Company recognized $4,060 of other income during the nine months ended September 30, 2016 due to the changes in the fair value of the earn-out consideration related to its acquisition of RPM Direct, LLC and RPM Data Solutions, LLC (the "RPM acquisition").
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”. The new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions of the Company. ASU No. 2014-09 is effective for the Company in the first quarter of fiscal 2018 using either one of two methods: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU No. 2014-09; or (ii) retrospectively with the cumulative effect of initially applying ASU No. 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU No. 2014-09. The Company is currently evaluating the impact of adoption and the implementation approach to be used, changes to its accounting system and processes, and additional disclosure requirements that may be necessary.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. An entity has the option to apply ASU No. 2016-05 on either a prospective basis or a modified retrospective basis. Early adoption is permitted. The adoption of ASU No. 2016-05 will not have any impact on the Company's consolidated financial statements.
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
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment should be applied through a modified retrospective approach. Early adoption as of the fiscal years beginning after December 15, 2018 is permitted. The adoption of ASU No. 2016-13 is not expected to have a material effect on the Company's consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments apply to all entities that are required to present a statement of cash flows under Topic 230 . The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments are effective for fiscal years beginning after December 31, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of adoption of this guidance on its consolidated financial statements, including the implementation approach to be used.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerators:
Net income	$16,050	$15,162	$46,245	$36,803
Denominators:
Basic weighted average common shares outstanding	33,624,401	33,307,312	33,542,258	33,320,477
Dilutive effect of share based awards	1,051,084	873,323	970,557	826,643
Diluted weighted average common shares outstanding	34,675,485	34,180,635	34,512,815	34,147,120
Earnings per share:
Basic	$0.48	$0.46	$1.38	$1.10
Diluted	$0.46	$0.44	$1.34	$1.08
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	32,516	61,738	97,574	98,527
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
The Company has restated the segment information for all prior periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company's consolidated statements of income, balance sheets or statements of cash flows. The Company's recent acquisitions of Liss Systems Limited and IQR Consulting Inc. are classified within the Operations Management and Analytics segments, respectively. (see Note 5 to the unaudited consolidated financial statements contained herein)
The chief operating decision maker (“CODM”) generally reviews operating segment revenues and cost of revenues. The Company does not allocate and therefore the CODM does not evaluate operating expenses, foreign exchange gain/loss and other income/loss, net and income taxes by segment. The Company’s operating assets are shared by multiple segments. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the three months ended September 30, 2016 and 2015 for the Company's Operations Management and Analytics segments, respectively, are as follows:

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Operations Management	Analytics	Total	Operations Management	Analytics	Total

Revenues, net	$129,563	$41,637	$171,200	$128,043	$35,460	$163,503
Cost of revenues (exclusive of depreciation and amortization)	85,988	25,779	111,767	81,477	21,721	103,198
Gross profit	$43,575	$15,858	$59,433	$46,566	$13,739	$60,305
Operating expenses			42,074			39,556
Foreign exchange gain and Other income, net			4,337			1,978
Income tax expense			5,646			7,565
Net income			$16,050			$15,162

Revenues and cost of revenues for each of the nine months ended September 30, 2016 and 2015 for the Company's Operations Management and Analytics segments, respectively, are as follows:

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Operations Management	Analytics	Total	Operations Management	Analytics	Total

Revenues, net	$388,502	$120,212	$508,714	$376,943	$85,691	$462,634
Cost of revenues (exclusive of depreciation and amortization)	256,078	76,094	332,172	242,014	54,787	296,801
Gross profit	$132,424	$44,118	$176,542	$134,929	$30,904	$165,833
Operating expenses			126,495			116,368
Foreign exchange gain and Other income, net			14,747			6,647
Income tax expense			18,549			19,309
Net income			$46,245			$36,803
5. Business Combination, Goodwill and Intangible Assets

a) Liss Systems Limited
On July 1, 2016, the Company together with its subsidiary ExlService (UK) Limited ("Exl UK"), entered into a share purchase agreement (the “Liss Agreement”) for the purchase of Liss Systems Limited ("Liss").
Pursuant to the Liss Agreement, Exl UK purchased all of the issued and outstanding share capital of Liss from the Liss shareholders for cash consideration of $5,202, including negative working capital adjustments of $603. A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing indemnification obligations under the Liss Agreement.
The Company also issued 33,459 shares of restricted common stock with an aggregate fair value of $1,754 to certain key employees of Liss, each of whom accepted employment positions with the Company upon consummation of the combination. The fair value of these grants will be recognized as compensation expense over the vesting period.
Liss, now a subsidiary of the Company, is a provider of policy administration solutions for the life and pensions industry, combining both depth of life industry knowledge with expertise in the design and delivery of core system solutions. Liss’s flagship "LISSIA" platform includes multi-channel interfaces, underwriting, workflow engines, and document production modules to

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

automate new policy issuance and simplify policy administration. With its flexible architecture, LISSIA is used for both traditional and unit-linked life and investment products.
Liss’s technology platform combined with EXL platforms’ such as LifePRO® will automate key customer processes from new business to policy administration with very little human interactions. The acquisition enables expansion of the Company’s solution set for the insurance market, and is expected to strengthen EXL’s end-to-end offering and bolster its position as a leader in the insurance industry. Accordingly, the Company paid a premium for the acquisition which is being reflected in the goodwill recognized from the purchase price allocation of the total consideration paid by the Company.
The Company has preliminarily allocated the purchase price to the net tangible and intangible assets based on their fair values as set forth below:

Amount
(In thousands)
Tangible assets	$498
Tangible liabilities	(993)
Deferred tax liability	(643)
Identifiable intangible assets:
Customer relationships	1,918
Developed technology	1,571
Trade names and trademarks	231
Goodwill	2,620
Total purchase price	$5,202
The amount of goodwill recognized from the Liss acquisition is not deductible for tax purposes.
The customer relationships, developed technology and trade names and trademarks intangibles from the Liss acquisition are being amortized over a useful life of eight, ten and five years, respectively.

b) IQR Consulting Inc.
On September 1, 2016, the Company's subsidiary, ExlService.com, LLC ("EXL LLC"), entered into a share purchase agreement (the “IQR Agreement”) for the purchase of IQR Consulting Inc. ("IQR").
Pursuant to the IQR Agreement, Exl LLC has purchased all of the issued and outstanding share capital of IQR from the IQR shareholders for an initial cash consideration of $5,052 (including a working capital adjustment of $652) and contingent cash consideration of $500 to be paid in the event of the renewal of a key client contract. A portion of the purchase consideration otherwise payable was placed into escrow as security for post-closing working capital adjustments and the indemnification obligations under the IQR Agreement.
The Company also issued 21,987 restricted stock units with an aggregate fair value of $1,125 to certain key employees of IQR, each of whom accepted employment positions with the Company upon consummation of the combination. The fair value of these grants will be recognized as compensation expense over the vesting period.
IQR, now a subsidiary of the Company, is a U.S.-based provider of marketing and risk analytics solutions to super-regional banks and credit unions. IQR specializes in data analytics and strategic consulting services. IQR’s industry focus aligns well with the Company's Analytics strengths and the Company anticipates the acquisition will bring even more value to its clients by enhancing customer satisfaction, increasing revenue growth and minimizing risk. The acquisition furthers penetration into super-regional banks, as well as the underserved credit union market, which we expect will increase the amount of business impact that is delivered to the Company's clients. Accordingly, the Company paid a premium for the acquisition, which is reflected in the goodwill recognized from the purchase price allocation of the total consideration paid by the Company.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

The Company has preliminarily allocated the purchase price to the net tangible and intangible assets based on their fair values as set forth below:

Amount
(In thousands)
Tangible assets	$1,438
Tangible liabilities	(527)
Deferred tax liability	(865)
Identifiable intangible assets:
Customer relationships	2,300
Goodwill	3,206
Total purchase price	$5,552
The amount of goodwill recognized from the IQR acquisition is not deductible for tax purposes.
The customer relationships from the IQR acquisition are being amortized over the weighted average useful life of eight years.
During the three months ended September 30, 2016, the Company recognized $403 of acquisition related costs for its Liss and IQR acquisitions. Such amounts are included in general and administrative expenses in the unaudited consolidated statements of income. The Company’s results of operations for the three and nine months ended September 30, 2016 includes revenues of $1,098 from its Liss and IQR acquisitions, since the date on which these acquisitions were consummated. It is not practicable to disclose the net earnings since management does not allocate or evaluate operating expenses and income taxes to its subsidiaries.
Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change for a period of up to one year from the date of the acquisition. The Company’s purchase accounting as of September 30, 2016 was incomplete and the Company expects to complete its valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date during the fourth quarter of 2016. Accordingly, the Company may adjust the amounts recorded as of September 30, 2016 to reflect the final valuations of the assets acquired or liabilities assumed.
Goodwill
The following table sets forth details of the Company’s goodwill balance as of September 30, 2016:

	Operations Management	Analytics	Total
Balance at January 1, 2015	$122,814	$16,785	$139,599
Goodwill arising from RPM acquisition	—	33,155	33,155
Currency translation adjustments	(1,219)	—	(1,219)
Balance at December 31, 2015	$121,595	$49,940	$171,535
Goodwill arising from Liss acquisition	2,620	—	2,620
Goodwill arising from IQR acquisition	—	3,206	3,206
Currency translation adjustments	(268)	—	(268)
Balance at September 30, 2016	$123,947	$53,146	$177,093

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$68,957	$(30,230)	$38,727
Developed technology	13,747	(5,911)	7,836
Trade names and trademarks	5,892	(3,129)	2,763
Leasehold benefits	2,770	(2,243)	527
Non-compete agreements	2,045	(1,572)	473
	$93,411	$(43,085)	$50,326

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$64,816	$(24,215)	$40,601
Developed technology	12,234	(4,363)	7,871
Trade names and trademarks	5,670	(2,683)	2,987
Leasehold benefits	2,789	(2,109)	680
Non-compete agreements	2,045	(1,451)	594
	$87,554	$(34,821)	$52,733
Amortization expense for the three months ended September 30, 2016 and 2015 was $2,848 and $2,642, respectively, and for the nine months ended September 30, 2016 and 2015 it was $8,281 and $7,509, respectively. The remaining weighted average life of intangible assets was 6.0 years for customer relationships, 5.1 years for developed technology, 5.8 years for trade names and trademarks excluding indefinite life trade names and trademarks, 2.7 years for leasehold benefits and 2.8 years for non-compete agreements. The Company has $900 of indefinite lived trade names and trademarks as of September 30, 2016 and December 31, 2015.

Estimated amortization of intangible assets during the year ending September 30,
2017	$11,552
2018	$11,245
2019	$11,019
2020	$4,950
2021 and thereafter	$10,660

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2016 and December 31, 2015. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of September 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$116,242	$—	$—	$116,242
Derivative financial instruments	—	6,622	—	6,622
Total	$116,242	$6,622	$—	$122,864
Liabilities
Derivative financial instruments	$—	$1,816	$—	$1,816
Contingent consideration			500	$500
Total	$—	$1,816	$500	$2,316

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$118,478	$—	$—	$118,478
Derivative financial instruments	—	4,184	—	4,184
Total	$118,478	$4,184	$—	$122,662
Liabilities
Derivative financial instruments	$—	$2,358	$—	$2,358
Fair value of earn-out consideration	—	—	4,060	4,060
Total	$—	$2,358	$4,060	$6,418

* Includes short-term investments carried on fair value option under ASC 825 of $103,069 as of September 30, 2016.
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
Fair value of earn-out consideration: The fair value measurement of earn-out consideration is determined using Level 3 inputs. The Company’s earn-out consideration as of December 31, 2015 represents a component of the total purchase consideration for the March 2015 RPM acquisition. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by RPM during the 2015 and 2016 calendar years. As of December 31, 2015, the Company estimated the fair value of the earn out consideration to be $4,060, utilizing a Monte Carlo simulation. During the nine months ended September 30, 2016, the Company re-estimated its earn-out liability utilizing a Monte Carlo simulation based on its assessment of the achievement of the performance goals of RPM during calendar year 2016 and accordingly reduced the liability to nil as of September 30, 2016. The Monte-Carlo simulation model simulates a range of possible performance levels and estimates the probabilities of the potential payouts. This model also incorporates a range of assumptions like discount rate, risk-free rate, assumed cost of debt, etc.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

The Company's contingent consideration as of September 30, 2016 represents a component of total purchase consideration for the September 2016 IQR acquisition. As of September 30, 2016 the Company estimated the fair value of the contingent consideration as $500, using management's best estimate of the current probability of renewal of a key client contract.
7. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments consist of forward foreign exchange contracts and range forward contracts (a transaction where both a put option is purchased and a call option is sold), that are designated effective and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $221,295 (including $2,550 of range forward contracts) as of September 30, 2016 and $230,894 as of December 31, 2015. The fair value of these cash flow hedges is included in the accumulated other comprehensive loss ("AOCI")on the Company's unaudited consolidated balance sheet.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC No. 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/loss. The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $62,198 and GBP 18,519 as of September 30, 2016 and amounted to $61,641 and GBP 13,256 as of December 31, 2015.
The Company estimates that approximately $3,111 of net derivative gains included in AOCI could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2016. At September 30, 2016, the maximum outstanding term of the cash flow hedges was forty-five months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. There were no such significant amounts of gains or losses that were reclassified from AOCI into earnings during the three and nine months ended September 30, 2016 and 2015.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:
Derivatives designated as hedging instruments:

	September 30, 2016	December 31, 2015
Other current assets:
Foreign currency exchange contracts	$4,177	$2,664
Other assets:
Foreign currency exchange contracts	$2,377	$1,175
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$1,066	$1,226
Other non current liabilities:
Foreign currency exchange contracts	$719	$1,132

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

Derivatives not designated as hedging instruments:

	September 30, 2016	December 31, 2015
Other current assets:
Foreign currency exchange contracts	$68	$345
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$31	—
The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended September 30, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$3,607	$(3,526)	Foreign exchange gain/(loss)	$466	$(430)	Foreign exchange gain/(loss)	$—	$—

Derivatives not designated as Hedging Instruments		Amount of Gain/(Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	2016	2015
Foreign exchange contracts	Foreign exchange gain/(loss)	$1,382	$705
The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the nine months ended September 30, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$4,160	$(2,741)	Foreign exchange gain/(loss)	$872	$(963)	Foreign exchange gain/(loss)	$—	$—

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

Derivatives not designated as Hedging Instruments		Amount of Gain/(Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	2016	2015
Foreign exchange contracts	Foreign exchange gain/(loss)	$4,110	$94

8. Fixed Assets
Fixed assets consist of the following:

	September 30, 2016	December 31, 2015
Owned Assets:
Network equipment, computers and software	$104,843	$95,245
Leasehold improvements	30,383	28,603
Office furniture and equipment	15,146	14,000
Capital work in progress	5,554	3,140
Buildings	1,194	1,202
Land	781	787
Motor vehicles	565	540
	158,466	143,517
Less: Accumulated depreciation and amortization	(109,869)	(96,079)
	$48,597	$47,438
Assets under capital leases:
Leasehold improvements	$864	$877
Office furniture and equipment	127	136
Motor vehicles	743	806
	1,734	1,819
Less: Accumulated depreciation and amortization	(1,325)	(1,266)
	$409	$553
Fixed assets, net	$49,006	$47,991
Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended September 30, 2016 and 2015 was $5,749, and $5,415, respectively, and for the nine months ended September 30, 2016 and 2015 was $16,719 and $15,662, respectively.
Capital work in progress represents advances paid towards acquisition of fixed assets and cost of fixed assets and internally generated software costs not yet ready to be placed in service.
9. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended September 30, 2016 and 2015, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

During the nine months ended September 30, 2016 and 2015, the Company acquired 16,027 and 13,573 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock units for a total consideration of $728 and $421, respectively. The weighted average purchase price of $45.44 and $30.99, respectively, was the average of the high and low price of a share of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
On December 30, 2014, the Company’s Board of Directors authorized up to an annual $20,000 common stock repurchase program (the “2014 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 to 2017.
During the three and nine months ended September 30, 2016, the Company purchased 108,143 and 302,953 shares of its common stock, respectively, for an aggregate purchase price of approximately $5,466 and $14,441, respectively, including commissions, representing an average purchase price per share of $50.54 and $47.67, respectively, under the 2014 Repurchase program.
During the three and nine months ended September 30, 2015, the Company purchased 220,579 and 354,448 shares of its common stock, respectively, for an aggregate purchase price of approximately $8,149 and $12,834, respectively, including commissions, representing an average purchase price per share of $36.94 and $36.21, respectively, under the 2014 Repurchase Program.
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
Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The Company has outstanding debt of $45,000 and $70,000 as of September 30, 2016 and December 31, 2015, respectively, of which $5,000 is expected to be repaid within the next twelve months and is included under “short-term borrowings” in the unaudited consolidated balance sheets. The Credit Facility carried an effective interest rate of approximately 1.95% and 1.56% per annum during the nine months ended September 30, 2016 and 2015, respectively.
In connection with the financing, the Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility. The unamortized debt issuance costs as of September 30, 2016 and December 31, 2015 were $296 and $368, respectively and are included under "other current assets" and "other assets" in the unaudited consolidated balance sheets.
The obligations under the Credit Agreement are secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on indebtedness of the Company. As of September 30, 2016, the Company was in compliance with all covenants.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$402	$403	$1,203	$1,241
Interest cost	150	135	449	417
Expected return on plan assets	(104)	(94)	(312)	(291)
Actuarial loss	23	51	67	159
Net gratuity cost	$471	$495	$1,407	$1,526
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

Change in Plan Assets
Plan assets at January 1, 2016	$4,923
Actual return	328
Benefits paid	(656)
Effect of exchange rate changes	(36)
Plan assets at September 30, 2016	$4,559
The Company maintains the Exl Service 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the 401(k) Plan. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. The Company has made provisions for contributions to the 401(k) Plan amounting to $554 and $400 during the three months ended September 30, 2016 and 2015, respectively, and $1,945 and $1,551 during the nine months ended September 30, 2016 and 2015, respectively.
During the three months ended September 30, 2016 and 2015, the Company contributed $1,608 and $1,463, respectively, and during the nine months ended September 30, 2016 and 2015, the Company contributed $4,619 and $4,393, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Romania, Bulgaria, Colombia, Singapore, South Africa and the Czech Republic.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

12. Leases
The Company finances its use of certain motor vehicles under lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of September 30, 2016 are as follows:

Year ending September 30,
2017	$282
2018	135
2019	80
2020	34
Total minimum lease payments	531
Less: amount representing interest	80
Present value of minimum lease payments	451
Less: current portion	237
Long term capital lease obligation	$214
The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancellable agreements expiring after September 30, 2016 are set forth below:

Year ending September 30,
2017	$9,936
2018	8,471
2019	6,622
2020	3,994
2021	2,535
2022 and thereafter	1,520
$33,078
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent on such leases on a straight line basis over the non-cancelable lease period determined under ASC topic 840, “Leases”. Rent expense under both cancelable and non-cancelable operating leases was $5,445 and $4,994 for the three months ended September 30, 2016 and 2015, respectively and $15,871 and $15,089 for the nine months ended September 30, 2016 and 2015, respectively. Deferred rent as of September 30, 2016 and December 31, 2015 was $7,828 and $7,066, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.
13. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company recorded income tax expense of $5,646 and $7,565, respectively, for the three months ended September 30, 2016 and 2015. The effective tax rate decreased from 33.3% during the three months ended September 30, 2015 to 26.0% during the three months ended September 30, 2016. The decrease was the result of (i) higher income tax expense during the three months ended September 30, 2015 due to certain adjustments (resulting in an increase in income tax expense of approximately $600), and (ii) an increase in earnings in locations with lower tax rates as well as tax incentives.
The Company recorded income tax expense of $18,549 and $19,309, respectively, for the nine months ended September 30, 2016 and 2015. The effective tax rate decreased from 34.4% during the nine months ended September 30, 2015 to 28.6% during

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

the nine months ended September 30, 2016. The decrease was the result of (i) higher income tax expense during the nine months ended September 30, 2015 due to certain adjustments (resulting in an increase in income tax expense of approximately $2,400) and (ii) an increase in earnings in locations with lower tax rates as well as tax incentives. The decrease in effective tax rate was partially offset by the reversal of earn-out liability of $4,060 in other income during the nine months ended September 30, 2016 related to the Company's RPM acquisition.
The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2016 through September 30, 2016:

Balance as of January 1, 2016	$2,797
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	(12)
Balance as of September 30, 2016	$2,785
The unrecognized tax benefits as of September 30, 2016 of $2,785 if recognized, would impact the effective tax rate.
During the three months ended September 30, 2016 and 2015, the Company has recognized interest of $50 and $74, respectively, which are included in the income tax expense in the unaudited consolidated statements of income. As of September 30, 2016 and December 31, 2015, the Company has accrued approximately $1,410 and $1,269, respectively, in interest relating to unrecognized tax benefits.
14. Stock Based Compensation
The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of revenue	$795	$740	$2,848	$2,394
General and administrative expenses	1,905	1,613	6,241	4,482
Selling and marketing expenses	1,784	2,118	5,654	5,404
Total	$4,484	$4,471	$14,743	$12,280
As of September 30, 2016, the Company had 1,967,539 shares available for grant under the 2015 Amendment and Restatement of the 2006 Omnibus Award Plan.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

Stock Options
Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2015	1,210,141	$16.31	$34,638	3.50
Granted	—	—
Exercised	(386,739)	16.10
Forfeited	—	—
Outstanding at September 30, 2016	823,402	$16.41	$27,530	3.05

Vested and exercisable at September 30, 2016	823,402	$16.41	$27,530	3.05
The unrecognized compensation cost for unvested options as of September 30, 2016 is nil. The Company did not grant any options during the three and nine months ended September 30, 2016 and 2015. There were no options that vested during the three months ended September 30, 2016 and September 30, 2015. The total grant date fair value of options vested during the nine months ended September 30, 2016 and September 30, 2015 was $706 and $1,170, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2015*	134,935	$35.27	1,228,287	$30.06
Granted	33,459	52.41	420,403	48.83
Vested	(15,057)	34.61	(335,022)	28.68
Forfeited	—	—	(66,315)	32.23
Outstanding at September 30, 2016*	153,337	$39.08	1,247,353	$36.64

*     As of September 30, 2016 and December 31, 2015 restricted stock units vested for which the underlying common stock is yet to be issued are 135,054 and 149,364, respectively.
As of September 30, 2016, unrecognized compensation cost of $40,077 is expected to be expensed over a weighted average period of 2.68 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2016
(In thousands, except share and per share amounts)

Performance Based Stock Awards
Performance restricted stock unit (the "PRSU's") activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at December 31, 2015	107,213	$30.88	207,212	$38.80
Granted	59,861	48.57	59,859	67.94
Vested	—	—	—	—
Forfeited	(5,600)	36.86	(5,600)	55.35
Outstanding at September 30, 2016*	161,474	$37.23	261,471	$45.12
As of September 30, 2016, unrecognized compensation cost of $10,426 is expected to be expensed over a weighted average period of 1.74 years.
15. Geographical Information
The Company attributes the revenues to regions based upon location of its customers.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues, net
United States	$137,047	$129,886	$407,272	$364,591
United Kingdom	27,993	28,262	84,284	81,550
Rest of World	6,160	5,355	17,158	16,493
	$171,200	$163,503	$508,714	$462,634

	September 30, 2016	December 31, 2015
Fixed assets, net
India	$24,089	$23,415
United States	10,917	10,680
Philippines	10,811	11,285
Rest of World	3,189	2,611
	$49,006	$47,991

16. Commitments and Contingencies
Fixed Asset Commitments
At September 30, 2016, the Company has committed to spend approximately $6,400 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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
September 30, 2016
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
The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for years ranging from tax years 2003 to 2013 and its permanent establishment issues ranging from tax years 2003 to 2007 as of September 30, 2016 and December 31, 2015 is $20,540 and $21,360, respectively, of which the Company has made payments or provided a bank guarantee to the extent of $14,563 and $14,668, respectively. Amounts paid as deposits in respect of such assessments aggregating to $12,574 and $12,665 as of September 30, 2016 and December 31, 2015, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,989 and $2,003 as of September 30, 2016 and December 31, 2015, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of September 30, 2016 and December 31, 2015.
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

17. Subsequent Event

On October 21, 2016, Exl LLC purchased Datasource Consulting, LLC ("Datasource"), a Colorado limited liability company for $18,800, subject to a working capital adjustment. The Company also issued restricted stock at a fair value of $4,700 to certain key employees of Datasource, each of whom accepted new employment terms as part of the consummation of the combination. Datasource is a provider of enterprise data management and business intelligence solutions.
.

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
Consistent with our growth strategy, on July 1, 2016 and September 1, 2016, we acquired Liss Systems Limited (the "Liss acquisition") and IQR Consulting Inc. (the "IQR Acquisition"), respectively.
Liss is a provider of policy administration solutions for the life and pensions industry, combining both depth of life industry knowledge with expertise in the design and delivery of core system solutions. Liss’s "LISSIA" platform combined with our platforms’ such as LifePRO® will enable expansion of our solutions set for the insurance market, and is expected to strengthen our end-to-end offering and bolster our position as a leader in the insurance industry.
IQR is a U.S.-based provider of marketing and risk analytics solutions to super-regional banks and credit unions and specializes in data analytics and strategic consulting services. IQR’s industry focus aligns well with our Analytics strengths and we anticipate that the acquisition will bring even more value to our clients by enhancing customer satisfaction, increasing revenue growth and minimizing risk.
Revenues
For the three months ended September 30, 2016, we had revenues of $171.2 million compared to revenues of $163.5 million for the three months ended September 30, 2015, an increase of $7.7 million, or 4.7%. Revenues from operations management services were $129.6 million for the three months ended September 30, 2016 compared to $128.0 million for the three months ended September 30, 2015. Revenues from analytics services were $41.6 million for the three months ended September 30, 2016 compared to $35.5 million for the three months ended September 30, 2015.
For the nine months ended September 30, 2016, we had revenues of $508.7 million compared to revenues of $462.6 million for the nine months ended September 30, 2015, an increase of $46.1 million, or 10.0%. Revenues from operations management services were $388.5 million for the nine months ended September 30, 2016 compared to $376.9 million for the nine months ended September 30, 2015. Revenues from analytics services were $120.2 million for the nine months ended September 30, 2016 compared to $85.7 million for the nine months ended September 30, 2015.
We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 80.1% and 16.4%, respectively, of our total revenues for the three months ended September 30, 2016 and approximately 79.4% and 17.3%, respectively, of our revenues for the three months ended September 30, 2015. For the nine months ended September 30, 2016, these two regions generated 80.1% and 16.6%, respectively, of our total revenues and 78.8% and 17.6%, respectively, of our total revenues for the nine months ended September 30, 2015.
For the three months ended September 30, 2016 and 2015, our total revenues from our top ten clients accounted for 41.0% and 39.8% of our total revenues, respectively. For the nine months ended September 30, 2016 and 2015, our total revenues from our top ten clients accounted for 40.6% and 41.8% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three and nine months ended September 30, 2016 and 2015. Although we are continually increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

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
Analytics: Our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ business. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, strategic consulting, regulatory reporting, and data management. We actively cross-sell and, where appropriate, integrate our Analytics services with Operations Management as part of a comprehensive solution for our clients.
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

Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in millions)		(dollars in millions)
Revenues, net	$171.2	$163.5	$508.7	$462.6
Cost of revenues (exclusive of depreciation and amortization)	111.8	103.2	332.2	296.8
Gross profit	59.4	60.3	176.5	165.8
Operating expenses:
General and administrative expenses	21.9	18.8	63.6	57.4
Selling and marketing expenses	11.6	12.7	37.9	35.7
Depreciation and amortization	8.6	8.0	25.0	23.2
Total operating expenses	42.1	39.5	126.5	116.3
Income from operations	17.3	20.8	50.0	49.5
Foreign exchange gain	1.7	0.2	3.6	2.3
Other income, net	2.6	1.8	11.2	4.3
Income before income taxes	21.6	22.8	64.8	56.1
Income tax expense	5.6	7.6	18.5	19.3
Net income	$16.0	$15.2	$46.3	$36.8

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues.

	Three months ended September 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Operations Management	$129.6	$128.0	$1.6	1.2%
Analytics	41.6	35.5	6.1	17.4%
Total revenues, net	$171.2	$163.5	$7.7	4.7%
Revenues for the three months ended September 30, 2016 were $171.2 million, up $7.7 million or 4.7% compared to the three months ended September 30, 2015.
Revenue growth in Operations Management of $1.6 million was driven by net volume increases from our new and existing clients of $2.4 million and incremental revenue of $0.7 million from our Liss acquisition. This increase in revenues was offset by a $1.5 million impact due to the depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Revenue growth in Analytics of $6.1 million was driven by net volume increases in our recurring and project based engagements from our existing and new clients of $6.6 million and incremental revenue of $0.4 million from our IQR acquisition. The increase was offset by a decrease of $0.9 million, primarily due to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Cost of Revenues.

	Three months ended September 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Revenues, net	$171.2	$163.5	$7.7	4.7%
Cost of revenues	111.8	103.2	8.6	8.3%
Gross profit	$59.4	$60.3	$(0.9)	(1.4)%
As a percentage of revenues	34.7%	36.9%
The increase in cost of revenues was primarily due to an increase in employee-related costs of $8.8 million (including
$0.5 million of incremental employee-related costs related to our recent acquisitions). The remaining increase of $8.3 million in employee-related cost was primarily due to annual wage increases and an increase in our average headcount of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $0.2 million (including incremental cost of revenues of $0.1 million related to our recent acquisitions) and in reimbursable expenses of $1.1 million, resulting in a corresponding increase in revenues. These increases were partially offset by a decrease of $1.5 million due to the impact of depreciation of the Indian rupee, UK pound sterling and the Philippine peso against the U.S. dollar during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Gross Profit. Gross profit decreased by $0.9 million, or 1.4%, from $60.3 million for the three months ended September 30, 2015 to $59.4 million for the three months ended September 30, 2016. The decrease was primarily due to lower revenues in our consulting and platform businesses in our Operations Management segment.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
General and administrative expenses	$21.9	$18.8	$3.1	16.5%
Selling and marketing expenses	11.6	12.7	(1.1)	(8.7)%
Selling, general and administrative expenses	$33.5	$31.5	$2.0	6.3%
As a percentage of revenues	19.6%	19.3%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $2.0 million (including $0.5 million of incremental employee-related costs related to our recent acquisitions). The remaining increase of $1.5 million in employee-related cost was primarily due to annual wage increments and an increase in our average headcount to support increased business volume. We also experienced an increase in our other SG&A expenses of $0.3 million primarily due to an increase in our facilities costs in connection with our new operations centers in India and the Philippines and legal & professional fees related to our recent acquisitions. This increase was partially offset by a decrease of $0.3 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Depreciation and Amortization.

	Three months ended September 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Depreciation expense	$5.8	$5.4	$0.4	7.4%
Intangible amortization expense	2.8	2.6	0.2	7.7%
Depreciation and amortization expense	$8.6	$8.0	$0.6	6.7%
As a percentage of revenues	5.0%	4.9%
Depreciation and amortization expense increased by $0.6 million, or 6.7%, from $8.0 million for the three months ended September 30, 2015 to $8.6 million for the three months ended September 30, 2016. Intangible amortization expense increased by $0.2 million, primarily due to incremental amortization expense associated with our recent acquisitions. The increase in depreciation expense of $0.5 million was primarily due to depreciation related to our new capital investments in India, South Africa and the Philippines to support the business growth. The increase was partially offset by a decrease of $0.1 million due to depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Income from Operations. Income from operations decreased $3.4 million, or 16.3%, from $20.8 million for the three months ended September 30, 2015 to $17.3 million for the three months ended September 30, 2016. As a percentage of revenues, income from operations decreased from 12.7% for the three months ended September 30, 2015 to 10.1% for the three months ended September 30, 2016.
Foreign Exchange Gain /( Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended September 30, 2016. The average exchange rate of the Indian rupee against the U.S. dollar increased from 65.39 during the three months ended September 30, 2015 to 66.73 during the three months ended September 30, 2016. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 0.65 during the three months ended September 30, 2015 to 0.76 during the three months ended September 30, 2016. The average exchange rate of the Philippine peso against the U.S. dollar increased from 46.37 during the three months ended September 30, 2015 to 47.40 during the three months ended September 30, 2016.
We recorded a net foreign exchange gain of $1.7 million for the three months ended September 30, 2016 compared to $0.2 million for the three months ended September 30, 2015.

Interest and Other Income, net

	Three months ended September 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Interest and dividend income	$2.9	$2.1	$0.8	38.1%
Interest expense	(0.3)	(0.3)	—	—
Other income, net	$2.6	$1.8	$0.8	44.4%
Increase in interest and dividend income was primarily due to higher cash balances in our foreign subsidiaries and higher yield on our investments during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Income Tax Expense. The effective tax rate decreased from 33.3% during the three months ended September 30, 2015 to 26.0% during the three months ended September 30, 2016. The decrease was the result of (i) higher income tax expense during the three months ended September 30, 2015 due to certain adjustments (resulting in an increase in income tax expense of approximately $0.6 million) and (ii) an increase in earnings in locations with lower tax rates as well as tax incentives.
Net Income. Net income increased from $15.2 million for the three months ended September 30, 2015 to $16.1 million for the three months ended September 30, 2016, primarily due to an increase in other income and foreign exchange gain of $2.4 million and a lower income tax expense of $1.9 million, partially offset by a lower income from operations of $3.4 million. As a percentage of revenues, net income increased marginally from 9.3% for the three months ended September 30, 2015 to 9.4% for the three months ended September 30, 2016.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenues.

	Nine months ended September 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Operations Management	$388.5	$376.9	$11.6	3.1%
Analytics	120.2	85.7	34.5	40.3%
Total revenues, net	$508.7	$462.6	$46.1	10.0%
Revenues for the nine months ended September 30, 2016 were $508.7 million, up $46.1 million, or 10.0%, compared to the nine months ended September 30, 2015.
Revenue growth in Operations Management of $11.6 million was driven by net volume increases from our new and existing clients of $17.5 million and incremental revenue of $0.7 million from our Liss acquisition. This increase in revenues was offset by a $6.6 million impact due to the depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the nine months ended September 30, 2016 compared to the three months ended September 30, 2015.
Revenue growth in Analytics of $34.5 million was driven by net volume increases in our recurring and project based engagements from our existing and new clients of $23.8 million and incremental revenue of $12.3 million from our RPM and IQR acquisitions. The increase was offset by a decrease of $1.6 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Cost of Revenues.

	Nine months ended September 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Revenues, net	$508.7	$462.6	$46.1	10.0%
Cost of revenues	332.2	296.8	35.4	11.9%
Gross profit	$176.5	$165.8	$10.7	6.5%
As a percentage of revenues	34.7%	35.8%
The increase in cost of revenues was primarily due to an increase in employee-related costs of $30.6 million (including $1.9 million of incremental employee-related costs related to our acquisitions). The remaining increase of $28.7 million in employee-related cost was primarily due to annual wage increases and an increase in our average headcount of personnel directly involved in providing services to our clients. We also experienced an increase in facilities, technology and other operating expenses of $11.6 million (including incremental cost of revenues of $6.6 million related to our acquisitions) and in reimbursable expenses of $2.8 million, resulting in a corresponding increase in revenues. These increases were partially offset by a decrease of $9.6 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Gross Profit. Gross profit increased by $10.7 million, or 6.5%, from $165.8 million for the nine months ended September 30, 2015 to $176.5 million for the nine months ended September 30, 2016. The increase was primarily due to higher revenues in our Analytics services and depreciation of the Indian rupee, the Philippine peso and the U.K. pound sterling against the U.S. dollar, partially offset by lower revenues in our consulting and platform businesses in our Operations Management segment.
Selling, General and Administrative (“SG&A”) Expenses.

	Nine months ended September 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
General and administrative expenses	$63.6	$57.4	$6.2	10.8%
Selling and marketing expenses	37.9	35.7	2.2	6.2%
Selling, general and administrative expenses	$101.5	$93.1	$8.4	8.9%
As a percentage of revenues	20.0%	20.1%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $9.2 million (including $2.6 million of incremental employee-related costs related to our acquisitions). The remaining increase of $6.6 million in employee-related cost was primarily due to annual wage increments and an increase in our average headcount to support increased business volume. We also experienced an increase in our other SG&A expenses of $0.9 million (including $0.2 million related to our acquisitions) primarily due to an increase in our facilities costs in connection with our new operations centers in India and the Philippines and legal & professional fees related to our acquisitions. This increase was partially offset by a decrease of $1.7 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Depreciation and Amortization.

	Nine months ended September 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Depreciation expense	$16.7	$15.7	$1.0	6.4%
Intangible amortization expense	8.3	7.5	0.8	10.7%
Depreciation and amortization expense	$25.0	$23.2	$1.8	7.9%
As a percentage of revenues	4.9%	5.0%
Depreciation and amortization expense increased by $1.8 million, or 7.9%, from $23.2 million for the nine months ended September 30, 2015 to $25.0 million for the nine months ended September 30, 2016. The increase in amortization of intangibles of $0.8 million was primarily due to amortization of intangibles associated with our recent acquisitions. Further, the increase in our depreciation expense of $1.8 million is due to depreciation related to our new capital investments in India, South Africa and the Philippines to support the growth of our business. These increases were partially offset by a decrease of $0.8 million due to depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Income from Operations. Income from operations increased $0.5 million, or 1.2%, from $49.5 million for the nine months ended September 30, 2015 to $50.0 million for the nine months ended September 30, 2016. As a percentage of revenues, income from operations decreased from 10.7% for the nine months ended September 30, 2015 to 9.8% for the nine months ended September 30, 2016 primarily due to higher cost of revenues in comparison to the growth in our revenues.
Foreign Exchange Gain /( Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the nine months ended September 30, 2016. The average exchange rate of the Indian rupee against the U.S. dollar increased from 63.68 during the nine months ended September 30, 2015 to 67.10 during the nine months ended September 30, 2016. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 0.65 during the nine months ended September 30, 2015 to 0.72 during the nine months ended September 30, 2016. The average exchange rate of the Philippine peso against the U.S. dollar increased from 45.13 during the nine months ended September 30, 2015 to 47.13 during the nine months ended September 30, 2016.
We recorded a net foreign exchange gain of $3.6 million for the nine months ended September 30, 2016 compared to $2.3 million for the nine months ended September 30, 2015.

Interest and Other Income, net

	Nine months ended September 30,			Percentage change
	2016	2015	Change
	(dollars in millions)
Interest and dividend income	$7.4	$5.0	$2.4	48.0%
Interest expense	(1.0)	(1.0)	—	—
Change in fair value of earn-out consideration	4.1	—	4.1	100.0%
Other, net	0.7	0.3	0.4	133.3%
Other income, net	$11.2	$4.3	$6.9	159.9%
Increase in interest and dividend income was primarily due to higher cash balances in our foreign subsidiaries and higher yield on our investments during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Other income further increased by $0.7 million due to interest on deposits received from income tax authorities in India on completion of a tax assessment and by $4.1 million due to reversal of earn-out liability related to our RPM acquisition.
Income Tax Expense. The effective tax rate decreased from 34.4% during the nine months ended September 30, 2015 to 28.6% during the nine months ended September 30, 2016. The decrease was the result of a (i) higher income tax expense during the nine months ended September 30, 2015 due to certain adjustments (resulting in an increase in income tax expense of $2.4 million) and (ii) increase in earnings in locations with lower tax rates as well as tax incentives. The decrease in effective tax rate was partially offset by the reversal of earn-out liability of $4.1 million in other income during nine months ended September 30, 2016, related to our RPM acquisition.
Net Income. Net income increased from $36.8 million for the nine months ended September 30, 2015 to $46.2 million for the nine months ended September 30, 2016, primarily due to higher income from operations of $0.6 million and an increase in other income and foreign exchange gain of $8.1 million. Net income further increased due to lower income tax expense of $0.8 million. As a percentage of revenues, net income increased from 8.0% for the nine months ended September 30, 2015 to 9.1% for the nine months ended September 30, 2016.
Liquidity and Capital Resources

	Nine months ended September 30,
	2016	2015
	(dollars in millions)
Opening cash and cash equivalents	$205.3	$176.5
Net cash provided by operating activities	56.0	54.6
Net cash used for investing activities	(126.2)	(145.9)
Net cash (used for) / provided by financing activities	(34.2)	9.5
Effect of exchange rate changes	(2.5)	(4.0)
Closing cash and cash equivalents	$98.4	$90.7
As of September 30, 2016 and December 31, 2015, we had $214.0 million and $219.0 million, respectively in cash, cash equivalents and short-term investments (including $156.4 million and $136.0 million, respectively, held by our foreign subsidiaries). We do not intend to repatriate funds held by our foreign subsidiaries since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we anticipate that we will indefinitely reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.
Operating Activities: Cash flows from operating activities increased by $1.6 million from $54.6 million for the nine months ended September 30, 2015 to $56.0 million for the nine months ended September 30, 2016. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.
The increase in cash flows from operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due to an increase in net income adjusted for non-cash expenses of $10.6 million, primarily due to an increase in net income by $9.4 million. This increase in cash flows from operations was partially offset by an increase in working capital of $25.1 million during the nine months ended September 30, 2016 compared to an increase of $16.0 million during the nine months ended September 30, 2015. The increase in working capital was primarily due to an increase in accounts receivables, advance income tax (net of income tax provision) and a decrease in accrued employee costs, partially offset by an increase in accrued expenses and other current liabilities.
Investing Activities: Cash flows used for investing activities decreased by $19.7 million from $145.9 million for the nine months ended September 30, 2015 to $126.2 million for the nine months ended September 30, 2016. The decrease was primarily due to cash paid for the RPM acquisition (net of cash acquired) of $44.3 million during the nine months ended September 30, 2015 compared to cash paid for Liss and IQR acquisitions (net of cash acquired) of $9.4 million during the nine months ended September 31, 2016. The decrease was partially offset by an increase in short-term investments of $16.0 million (net of redemption) during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Financing Activities: Cash flows used for financing activities was $34.2 million during the nine months ended September 30, 2016 compared to cash flow provided by financing activities of $9.5 million during the nine months ended September 30, 2015. The decrease in cash flow from financing activities is primarily due to net borrowings of $20 million under the Credit Agreement (as described below in “Financing Arrangements”) during the nine months ended September 30, 2015 compared to repayment of $25.0 million during the nine months ended September 30, 2016. Cash flows from financing activities further decreased due to higher purchases of treasury stock of $2.2 million during the nine months ended

September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was partially offset by higher proceeds of $3.1 million from the exercise of stock options during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $20.3 million of capital expenditures in the nine months ended September 30, 2016. We expect to incur capital expenditures of between $5 million to $8 million in the remainder of 2016, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications and infrastructure.
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
Financing Arrangements (Debt Facility)
On October 24, 2014 we entered into a Credit Agreement that, as amended, provides for a $100 million revolving credit facility, including a letter of credit sub-facility (as amended, the “Credit Facility”). As of September 30, 2016, we had outstanding indebtedness of $45.0 million. Borrowings under the Credit Agreement mature on October 24, 2019 and may be used for working capital and general corporate purposes of the Company and its subsidiaries and for acquisitions.
Depending on the type of borrowing, loans under the Credit Facility bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Facility are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 1.95% and 1.56% per annum, respectively during the nine months ended September 30, 2016 and September 30, 2015.
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements or obligations.
Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2016:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.3	$0.2	$—	$—	$0.5
Operating leases	9.9	15.1	6.5	1.5	33.0
Purchase obligations	6.4	—	—	—	6.4
Other obligations(a)	2.1	2.9	1.7	2.0	8.7
Fair value of earn-out consideration	0.5	—	—	—	0.5
Borrowings
Principal payments	5.0	—	40.0	—	45.0
Interest Payments(b)	1.0	1.9	0.1	—	3.0
Total contractual cash obligations(c)	$25.2	$20.1	$48.3	$3.5	$97.1

(a)	Represents estimated payments under the Gratuity Plan.

(b)	Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of September 30, 2016.

(c)	Excludes $2.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2016, there were no material changes in our market risk exposure other than as disclosed herein. For more detailed discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivables and payable. We serve clients in the U.K. with this region generating approximately 16.6% and 17.6% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. We also incurred expenses in the U.K. pound sterling in certain foreign subsidiaries during the nine months ended September 30, 2016, which will have a positive impact due to the depreciation of GBP against the USD. A significant portion of our revenues from customer contracts denominated in the U.K. pound sterling includes protection against foreign exchange rate fluctuations which minimizes the impact of the volatility in the exchange rates on our operating results.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2016. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2016, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In making its assessment of the changes in internal control over financial reporting during the three months ended September 30, 2015, our management excluded an evaluation of the disclosure controls and procedures of Liss and IQR which we acquired on July 1, 2016 and September 1, 2016, respectively. See Note 5 to the unaudited consolidated financial statements contained herein for details of our acquisitions.

PART II.     Other Information

ITEM 1.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see Note 16 to the unaudited consolidated financial statements contained herein for details regarding our tax proceedings.

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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For information on the sale of unregistered securities during the quarter ended September 30, 2016, see Note 5 to the unaudited consolidated financial statements contained herein. Such securities were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuances did not involve public offerings, and were made without general solicitation or advertising. Except for the foregoing, we did not sell any of our equity securities during the three months ended September 30, 2016 that were not registered under the Securities Act.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2016, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	19,675	$50.73	19,675	$10,026,087
Aug 1, 2016 through Aug 31, 2016	46,960	50.21	46,960	7,668,176
Sep 1, 2016 through Sep 30, 2016	41,508	50.83	41,508	5,558,167
Total	108,143	$50.54	108,143	$—
(1) Consists of shares purchased under the 2014 Repurchase Program. See Note 9 to the unaudited consolidated financial statements for further information.

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

Date: October 27, 2016	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

10.1	Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase