Form 10-K
period 2016-12-31
ExlService Holdings, Inc.
filed 2017-03-15
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of common stock held by non-affiliates was approximately $1,693,584,602.
As of March 9, 2017, there were 33,796,135 shares of the registrant’s common stock outstanding, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2016.

ITEM 1.     Business

ExlService Holdings, Inc. (“EXL”, “we”, “us", "our" or the "Company"), incorporated in Delaware in 2002, is an operations management and analytics company that helps businesses enhance growth and profitability. Using our proprietary platforms, methodologies and tools we look deeper to help companies improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. We serve our customers in the insurance, healthcare, travel, transportation and logistics, banking and financial services and utilities industries, among others. Headquartered in New York, we have approximately 26,000 professionals in locations throughout the United States, Europe, Asia (primarily India and the Philippines), Latin America, Australia and South Africa.
We operate in the business process management (“BPM”) industry and we provide operations management and analytics services. Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Six of those operating segments provide BPM or “operations management” services, which we organize into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (finance and accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company of select business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and our Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
In prior years we presented two reportable segments: Operations Management (which included our insurance, healthcare, travel, transportation and logistics, finance and accounting, banking and financial services, utilities and consulting operating segments) and Analytics. Effective for the quarter and year ended December 31, 2016, we present information for the following reportable segments:

•	Insurance

•	Healthcare

•	Travel, Transportation and Logistics

•	Finance and Accounting, and

•	Analytics
The remaining operating segments which includes our banking and financial services, utilities and consulting operating segments have been included in a category called “All Other”. Segment information for all prior years presented herein has been changed to conform to the current presentation. This change in segment presentation does not affect our consolidated statements of income and comprehensive income, balance sheets or statements of cash flows. We do not allocate assets by operating segment, although our operating segments do manage and control certain assets. For further descriptions of our segments, including financial information and revenues and cost of revenues, see Note 3 to the consolidated financial statements.
The July 2016 acquisition of Liss Systems Limited ("Liss") is included in the Insurance reportable segment and the September 2016 acquisition of IQR Consulting Inc. ("IQR") along with the October 2016 acquisition of Datasource Consulting, LLC ("Datasource") are included in the Analytics reportable segment.
Operations Management Services
Our operations management services, which we provide from our Insurance, Healthcare, Travel, Transportation and Logistics, Finance and Accounting, Banking and Financial Services, Utilities and Consulting operating segments, typically involve the transfer to EXL of select business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage those operations for our client on an ongoing basis, or in case of consulting, consulting services related to BPM services. We use a focused industry vertical approach to manage our business and to provide a suite of integrated BPM services to organizations in the insurance, healthcare, travel transportation and logistics, banking and financial services and utilities industries in addition to providing finance and accounting and consulting services across these industries as well as to clients in other industries like manufacturing, media among others.

The key differentiators and salient features of our BPM services include our agile operating and delivery model utilizing domain expertise and process excellence, the Business EXLerator FrameworkTM, our ability to deploy a Business Process-as-a-Service (“BPaaS”) delivery model, business process automation (including robotics), consulting-driven transformation and our industry vertical focused approach. The Business EXLerator FrameworkTM is our integrated approach to operations management which enables us to drive better customer outcomes by using advanced automation (such as robotics), lean six-sigma, workflow management, data visualization and embedded analytics. A visual description of this approach is in the figure below.
While the majority of our operations management services are provided to clients using client-owned or licensed technology platforms, we also deliver our services across clients and industries using a BPaaS delivery model. The BPaaS delivery model includes the provision of a technology platform along with process management services. The service offering typically requires lower capital outlay, is faster to implement and is priced based on the number of transactions or usage by the client. These services may use standardized and shared technology and operational delivery infrastructure enabling us to leverage technology and infrastructure investments across multiple clients.
The operating segments providing operations management services are described below:
Our Insurance operating segment serves property and casualty insurance, life insurance, disability insurance, annuity and retirement services companies. We provide BPM services related to business processes in the insurance industry such as claims processing, subrogation, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business processing, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey, and customer service. In 2016, we continued to develop our BPaaS delivery model by deploying new platforms for providing distinctive BPM services to our clients. We provide insurance policy administration services using a BPaaS delivery model through our LifePRO ® platform in order to help clients administer life insurance, health insurance, annuities and credit life and disability insurance policies. We also provide subrogation services to property and casualty insurers using a BPaaS delivery model and our Subrosource ® software platform, the largest commercial end-to-end subrogation platform. Subrosource ® integrates with client systems, manages recovery workflow, increases recoveries and reduces costs. In 2016, we acquired Liss, a provider of digital customer acquisition and policy administration services for the insurance industry. Applicable to both the life & pensions and general insurance areas, LISS automates the end-to-end new business process, from quote to underwriting to issuance deploying a digital infrastructure.

Our Healthcare operating segment primarily serves U.S.-based healthcare payers and providers. We provide BPM services related to care management/population health, payment integrity, revenue optimization and customer engagement directly addressing the market need for improved healthcare outcomes, reduced claims and administrative costs, and improved access to the healthcare system in the healthcare market. We offer BPaaS, SaaS and platform BPM services designed to serve the healthcare industry as well as proprietary technology platforms. EXL’s CareRadius® and MaxMCsm applications connect payers, providers and members with critical clinical information, and automates a payer's operations to increase efficiencies across all aspects of care management.

Our Travel, Transportation and Logistics operating segment primarily serves clients in the travel, transport and logistics industries, including less-than-truckload (LTL), truckload and intermodal logistics sectors. We provide BPM services related to business processes in corporate and leisure travel such as reservations, customer service, fulfillment and finance and accounting. In addition, we have expertise in processing transportation and logistics transactions, including supply chain management, warehousing, transportation management and international logistics services. For companies in the transportation and logistics sector, we provide sales, billing, collection, claims management, revenue management, accounting freight audit and payment and logistics engineering services.

Our Finance and Accounting (“F&A”) operating segment provides finance and accounting BPM services across an array of F&A processes including procure-to-pay, order-to-cash, hire-to-retire, record-to-report, regulatory reporting, financial planning and analysis, audit and assurance, treasury and tax processes. This operating segment provides services across the five industry verticals within operations management as well as to clients in other industries like manufacturing, media among others. We also provide “Operations-as-a-Service” offerings in the procure to pay, order to cash and record to report areas by integrating proprietary analytics, advanced automation including robotics process automation, and F&A technology platforms, both proprietary as well as those from leading third party technology platform providers.

Our Banking and Financial Services operating segment offers a comprehensive range of BPM services across the spectrum of the banking and financial services industry including residential mortgage lending, retail banking and credit cards, commercial banking and investment management. We have also assisted global banking and financial institutions with improving their operations by enabling clients to identify regulatory and compliance gaps, develop remediation plans and services, and track ongoing performance. EXL uses robotics process automation and proprietary business intelligence tools to innovate workflow management, transaction monitoring, and management information and reporting to enhance transparency in regulatory and management reporting.

Our Utilities operating segment services offers BPM services related to enhancing operating models, improving customer experience, reducing costs, shortening turnaround time and simplifying compliance for our clients. By leveraging our “Operations-as-a-Service” model, we combine domain expertise, customer-centric operations management practices and analytics capabilities with cloud-based billing & customer relationship management platform, digital services (Customer and Field Mobility Solutions), industry-specific products, business process automation and robotics.

Our Consulting operating segment provides industry-specific transformational services, targeting select industries and functions (e.g., Insurance, Healthcare, Travel, Transportation and Logistics, Finance and Accounting and Banking & Financial Services), where we have developed broad and deep core competencies. Our services are designed to address contemporary problems across the aforementioned domains, embracing the digital & analytics revolution, to deliver business models that help our clients realize their innovation goals and improve their strategic competitive position. We also offer a full range of finance transformation services to the CFO suite, including finance platform modernization and implementation, finance process transformation and digitization as well as governance, risk and compliance support.

Analytics
Our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ businesses. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management. Our Analytics team comprises over 2,500 professionals.
We help our customers leverage internal and external data sources, enhance their data assets, identify and visualize data patterns, and utilize data-driven insights to improve their effectiveness. Our Analytics services for our customers include:
•Identification, cleansing, matching and use of structured, semi-structured and unstructured data available both internally to our customer’s organization and externally;
•Deployment of analytics professionals and data scientists who utilize analytics tools, cutting edge statistical techniques and methodologies in ways designed to help customers better understand their data to generate actionable business insights;
•Design and implementation of services enabling data visualization and management reporting enabling business users to segment, drill-down, and filter data; and
•Integration of data insights and predictive models in the real-time decision making processes to drive measurable business impact.
Our Analytics engagements span both project work and longer-term annuity arrangements where EXL provides ongoing analytics modeling and services for a year or more. We utilize domain and industry knowledge related to the business problem being considered to support these Analytics engagements.
In 2016 we acquired IQR, a provider of marketing and risk analytics services to super-regional banks and credit unions. Established in 2008, IQR has been helping businesses across verticals through data analytics and related consulting services by turning data into decisions and delivering insightful quantifiable results. In 2016 we also acquired Datasource, a consulting company that focuses exclusively on enterprise data management, including both strategic and implementation services. Datasource has expertise in data architecture, data integration, data quality, data governance, master data management, reporting and analytics and program management.
Our Analytics services include: (1) retail banking, commercial banking and investment banking and management for the banking and financial services industry; (2) actuarial, claims, informatics, CRM and marketing analysis, medical cost and care management, and operational effectiveness in the healthcare industry; and (3) marketing and agency management, actuarial, servicing and operations, customer management, and claims and money movement in the insurance industry.
Geographic and Segment Information
Please see the disclosures in Note 3 to our consolidated financial statements for segment and geographic information regarding our business.
Business Strategy
We are a business process management company providing operations management and analytics services that help businesses enhance growth and profitability. Specific elements of our strategy include:
Deploying our Business EXLerator FrameworkTM in Operations Management
In servicing our operations management clients, we differentiate ourselves by using our proprietary Business EXLerator FrameworkTM, described above. Business EXLeratorTM has helped EXL win new clients as well as increase satisfaction with existing clients. Advanced automation is another key element where we leverage proprietary and partner technologies to drive operational efficiencies and provide a step-change in the degrees of automation (such as robotics) embedded within the process.
Developing Business Process-as-a-Service (“BPaaS”) Solutions to distinguish our BPM Solutions
We continue to invest and focus in developing BPaaS and technology-enabled product solutions. We believe we are well positioned to shift part of our servicing model in niche operations management services, from our current model to a BPaaS servicing model that offers an integrated technology platform with operations management services. BPaaS services are typically delivered using a transaction-based or outcome-based pricing model and can minimize a client’s initial capital investment on technology. In addition to existing solutions, we intend to enter into additional partnerships to develop and take-to-market new BPaaS solutions.

Building Additional Analytics Capabilities and Solution Offerings
We continue to invest in our Analytics capabilities by expanding our solution offerings, enhancing the skill sets and training of our team, and developing reusable intellectual property that can be incorporated into our analytics services. We intend to further increase our investment in our proprietary methodologies and algorithms that help us improve our ability to predict outcomes for our clients to help them capture data signals in a more efficient manner. In order to optimize the way in which we deliver analytics services to clients and source the highest quality global talent, we intend to further expand our multi-shore delivery capabilities by adding to our team of professionals in the United States, United Kingdom, Europe, India, Singapore and the Philippines. In addition to hiring directly from educational institutions, we expect to hire additional experienced senior team members in order to deepen our industry expertise and thought leadership.
Extending Our Industry Expertise
We intend to further extend our knowledge and capabilities in the industry verticals we serve in order to enhance our reputation as a provider of business process services. In 2016, we hired a Chief Growth Officer who has primary responsibility for our corporate strategy and our first Chief Technology Officer. By focusing on transitioning and managing more complex and value-enhancing services, we can enhance our capability to serve our clients, including helping our clients evolve their digital transformation efforts. In order to market our base of experience externally, we intend to produce additional primary research and technical papers in order to enhance our reputation as industry thought leaders.
Recruiting, Training, and Retaining the Most Talented Professionals
We have instituted an integrated talent management framework through active collaboration between our recruitment, capability development and business human resource functions. We deploy innovative methods to recruit, train and retain our skilled employees. We intend to focus on recruiting the right talent and develop them further on relevant competencies through our learning academies, rigorous promotion standards, client and / or industry specific training and competitive compensation packages that include incentive-based compensation. We are able to leverage shared resources across our services, particularly those in operations management, including as a result of our personnel having skillsets applicable to a wide variety of BPM services. We supplement our scope of operations experience with several industry-specific domain academies to enhance the specialization quotient of our employees.
Cultivating Long-term Relationships and Expanding our Client Base
We continue to maintain our focus on cultivating long-term client relationships as well as attracting new clients. We believe there are significant opportunities for additional growth within our existing clients, and we seek to expand these relationships by:

•	Increasing the depth and breadth of the services we provide across new client business, functions and geographies;

•	Offering the full suite of EXL services that includes operations management (including consulting) and analytics; and

•	Supporting our clients’ geographic expansion leveraging our global footprint.
We intend to continue building a portfolio of Fortune 500 and Global 2000 companies in our focus industries that have the most complex and diverse processes and, accordingly, stand to benefit significantly from our services. We also intend to cultivate long-term relationships with medium-sized companies in our focus industries leveraging our BPaaS and technology offerings.
Expanding our Global Delivery Footprint and Operational Infrastructure
We intend to further expand and invest in our network of delivery centers to service our clients. In 2016, we expanded our operations centers in India, the Philippines and South Africa. In 2016, the acquisitions of Liss, IQR and Datasource added operating facilities in the United Kingdom, the United States and India.
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

Our Industry
Operations Management
BPM service providers work with clients to transfer their key business processes to reduce costs, improve process quality, handle increased transaction volumes and reduce redundancy. BPM providers can enable organizations to enhance profitability and increase efficiency and reliability, permitting them to concentrate on their core areas of competence. BPM is a long-term strategic commitment for a company that, once implemented, is generally not subject to cyclical spending or information technology budget fluctuations. Increased global demand, cost improvements in international communications and the automation of many business services have created a significant opportunity for BPM providers with offshore delivery capabilities, and many companies are moving select office processes to providers with the capacity to perform these functions from overseas locations. We believe the demand for BPM services will be primarily led by industries that are transaction-driven and that require significant customer interactions.
According to India’s National Association of Software and Service Companies (“NASSCOM”), an industry trade organization, exports from India in the information technology and BPM industry are expected to grow at 8.6% year over year in the fiscal year ending March 31, 2017.
Analytics
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
We believe the demand for Analytics services in many of our key verticals, including banking and financial services, insurance and healthcare, is growing and will continue to do so for the next several years. According to IDC, worldwide business services spending in analytics was predicted to grow by 14.7%, from a $45 billion market in 2013 to a $90 billion market in 2018. India has emerged as a leading delivery location for analytics, driven by a large quantitatively-trained workforce and attractive cost efficiencies, as compared to other locations.
Sales, Marketing and Client Management
We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting and consulting. Our sales and client management teams operate from the U.S., Europe and Australia and are supported by our business development team.
Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, analyst relations and rankings, lead generation, knowledge management, content development, campaign management, digital/web presence, brand awareness and participation in industry forums and conferences. As of December 31, 2016, we employed slightly over 100 sales, marketing, business development and client management professionals with the majority of them based in either the U.S. or Europe. Our professionals generally have significant experience in business process services, technology, operations, analytics and consulting.
Clients
EXL generated revenues from approximately 400 and 360 clients in 2016 and 2015, respectively (with annual revenue exceeding $50,000 per client). We have won 40 and 34 new clients during 2016 and 2015, respectively.
Our top three, five and ten clients generated 16.8%, 25.4% and 40.1% of our revenues, respectively, in 2016. Our top three, five and ten clients generated 17.3%, 25.0% and 40.5% of our revenues, respectively, in 2015. We have a limited number of clients in our Utilities and Banking and Financial services operating segments. However, no client accounted for more than 10% of our total revenues in 2016 or 2015. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors-Risks Related to Our Business-We derive a substantial portion of our revenues from a limited number of clients.”
Our long-term relationships with our clients typically evolve from providing a single, discrete service or process into providing a series of complex, integrated processes across multiple business lines. For operations management services other than consulting, we enter into long-term agreements with our clients with typical initial terms of between three and five years. Consulting engagements have typical terms of six to twelve months. Agreements for Analytics services are either project based or having shorter initial terms, which are typically between one to three years. However, each agreement is individually negotiated with the client.
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
Intellectual Property
Our intellectual property consists of proprietary and licensed platforms, software and databases, trade secrets, methodologies and know-how, trademarks, copyrighted software, operating procedures and other materials and patents and pending patent applications. We have several registered trademarks and logos and pending trademark applications with the U.S. Patent and Trademark Office and certain foreign jurisdictions. We consider our business processes and implementation methodologies to be trade secrets or proprietary and confidential information. To provide our services, in addition to our own proprietary materials we use software and data licensed from third parties, as well as software and data licensed by our clients from third parties and available on their systems. We also use software-as-a-service or “SaaS” services pursuant to contracts with third parties or made available to us by our clients who contract directly with the third parties. In particular, we have developed several strategic partnerships with robotics and process automation software companies to facilitate our offering of automation to our clients.
Clients and business partners sign nondisclosure agreements requiring confidential treatment of our information. Our employees are required to sign work-for-hire and confidentiality covenants as a condition to their employment.
Our technology group and various business lines independently develop proprietary tools that we can deploy to support services for our clients. We sometimes develop new tools while working on a client engagement and negotiate contracts that often give us ownership or licenses to use such tools for other clients. Clients also engage us to develop new tools and methodologies as “works for hire” that are owned by the clients, but we typically retain a license or future rights with respect to such work product.
Information Security and Data Privacy
We have a strong focus on information security, data privacy and the protection of our clients’ and their customers’ confidential personal and sensitive information. We have made significant investments to strengthen our information security and cyber security posture and protocols to ensure compliance with the established confidentiality policies and the laws and regulations governing our activities. These investments involve ensuring we have the appropriate people, processes and technology in place to protect information throughout its life cycle.
EXL places significant focus on implementing and maintaining cyber security capabilities to identify, protect, detect, respond and recover from cyber threats, incidents and attacks; reduce vulnerabilities and minimize the impact of cyber incidents. We have a strong culture of compliance and a rigorous system of institutional governance built upon and supported by policies and processes, tools and technologies, and regular knowledge and awareness training.
According to the needs of our clients as well as the regulatory requirements of the geographies in which we operate, most of our delivery centers are certified in regard to quality, information security and employee safety, such as the ISO

9001:2008 standard for quality management system, the ISO 27001:2013 standard for our information security management system and the OHSAS 18001:2007 standard for our occupational health and safety management system. Some of our centers in the Philippines and South Africa and certain client processes in other operation centers in India are certified as compliant with the Payment Card Industry Data Security Standard (PCI-DSS) version 3.1 or higher requirements. We engage independent firms to conduct General Controls and business process specific SSAE 16 (SOC I - Type II) assessments.
EXL offers managed hosting environments for our BPaaS solutions in the insurance and healthcare verticals. Clients who adopt our BPaaS solutions on a managed hosted basis are offered a highly reliable, scalable, and secure hosting environment. The technology applications designed to meet disaster recover requirements are hosted in ISO 27001 certified, SSAE16 SOC1 Compliant Tier 4 data centers that are proactively monitored and managed 24 hours a day to meet the client’s business requirements.
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
Employees
As of December 31, 2016, we had a headcount of approximately 26,000 employees, with approximately 18,600 employees based in India and approximately 4,600 employees in the Philippines. We have approximately 1,800 employees in the U.S, 150 employees in the U.K., and 500 employees in the Czech Republic, Bulgaria, Romania, and 350 in South Africa and other geographies. None of our employees are unionized. We have never experienced any work stoppages and believe that we enjoy good employee relations.
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
We offer our employees competitive compensation packages that include incentive-based compensation and offer a variety of benefits that vary by facility, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within some of our operations centers. Our attrition rate for employees who had been with EXL for more than 180 days was 31.5% and 33.3% for the years ended December 31, 2016 and 2015, respectively. As competition in our industry increases, our turnover rate could increase. See “Item 1A. Risk Factors-Risks Related to Our Business-We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”
Capability Development and Training
We maintain a strong focus on capability development, with an emphasis on deeper knowledge, specialization and domain expertise. Our talent and learning strategies are aligned to the overall business strategy. This creates thought leaders with high industry acumen who are better able to address our clients’ requirements. We also provide a career -linked learning path to our employees from new hires to tenured employees to senior levels of leadership.
Our domain academies focus on building domain expertise through certifications and specialization. These include our Insurance Academy, Travel Academy, Finance and Accounting Academy, Healthcare Academy and our Analytics Academy.  These domain academies focus on achieving excellence and developing skill sets that can be used across the different domains by the individual participating in a particular domain academy. Our training includes behavioral and functional components to enhance and ensure job readiness as well as also boosting ongoing productivity and effectiveness. We have a global presence catering to the specific learning requirements of each geography. We provide learning through our blended learning methodology comprising of classroom, on the job coaching and technology led learning.

Regulation
Our operations sometimes are subject to rules, regulations and statutes in the countries where we have operations and where we deliver services as a result of the diverse and complex nature of our service offerings. More often, however, our clients contractually require that we comply with certain rules and regulations applicable to their specific industries.
We are one of the few service providers that can provide third-party administrator insurance services from India and the Philippines and are currently able to provide such services in the U.S. for 45 states and 16 states, respectively. Additionally, through a domestic subsidiary, we are licensed or otherwise eligible to provide third-party administrator services in all states within the U.S. Certain of our debt collection, utilization review, workers compensation utilization review and telemarketing services require us to maintain licenses in various jurisdictions or require certain categories of our professionals to be individually licensed. Our facilities in the Philippines are accredited by the Utilization Review Accreditation Commission (“URAC”), a leading healthcare and education accreditation organization. We continue to obtain licenses and accreditations required from time to time by our business operations.
Our operations are also subject to compliance with a variety of other laws, including U.S. federal and state regulations that apply to certain portions of our business such as the Fair Credit Reporting Act, the Foreign Corrupt Practices Act, the Federal Trade Commission Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economics and Clinical Health Act of 2009 and the UK Bribery Act. We must also comply with applicable regulations relating to health and other personal information that we handle as part of our services.
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
We also benefit from a corporate tax holiday in the Philippines for some of our operations centers established there over the last several years. The Company registered with the Philippines Economic Zone Authority (“PEZA”) and is inter-alia, eligible for income tax exemption for four years. This exemption incentive may be extended in certain instances upon fulfillment of certain conditions. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate, which is currently 5.0% on the gross income.
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

ITEM 1A.    Risk Factors
Risks Related to Our Business
We derive a substantial portion of our revenues from a limited number of clients.
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
Global economic and political conditions affect our clients’ businesses and the markets they serve. The domestic and international capital and credit markets have been experiencing volatility and disruption for the past several years, resulting in uncertainty in the financial markets in general, which includes companies in the banking, financial services and insurance industries to which we provide services. Although there has been recent improvement in general economic conditions in these industries, there can be no assurance that the economic environment will continue to improve. Our business largely depends on continued demand for our services from clients and potential clients in these industries. Adverse developments in these industries or any other select industries to which we provide services could further unfavorably affect our business. In particular, we currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the U.S. Any future decreases in the general level of economic activity, such as decreases in business and consumer spending, could result in a decrease in demand for our services, particularly our analytics and consulting services, thus reducing our revenues. Weakness in the U.S. labor market could also adversely affect the demand for our services. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services to decline.
Any future disruptions in the commercial credit markets may impact liquidity in the global credit market as greatly, or even more, than in recent years, and we may not be able to predict the impact such worsening conditions will have on our targeted industries in general, and our results of operations specifically. Future turbulence in global markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our clients. Market disruptions may limit our ability to access financing or increase our cost of financing to meet liquidity needs, and affect the ability of our customers to use credit to purchase our services or to make timely payments to us, resulting in adverse effects on our financial condition, results of operations and cash flows. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.
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
When we are engaged by a client after the selling process for our operations management services, it takes from four to six weeks to integrate the client’s systems with ours, and from three months to six months thereafter to build up our services to the client’s requirements and perform any necessary transformative initiatives. Depending on the complexity of the processes being implemented, these time periods may be significantly longer. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. Therefore, we do not recognize significant revenues until after we have completed the implementation phase.
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
A significant portion of our contracts use a pricing model that provides for hourly or annual billing rates. Industry pricing models are evolving, however, and we anticipate that clients may increasingly request transaction-based, outcome-based or other pricing models. If we are unable to obtain operating efficiencies or if we make inaccurate assumptions for contracts with such alternative pricing models, our profitability may be negatively affected. If we are unable to adapt our operations to evolving pricing protocols, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.
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
Our inability to effectively manage our rapid infrastructure and personnel growth could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations, and that growth has continued in recent years as well. We have several operations centers in India, the U.S., the Philippines and an operations center in each of South Africa, Colombia, Bulgaria, Romania, and the Czech Republic. Further, we have acquired multiple regional offices in the U.S. as part of our acquisitions. Our headcount has increased significantly over the past several years. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated continued growth of our business. We are also continuing to look for operations centers at additional locations outside of our current operating geographies. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We also need to manage cultural differences between our employee populations and that may create a risk for employment law claims. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
We periodically assess our goodwill and intangible assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions. Goodwill is not amortized but is tested for impairment at least once on an annual basis as of October 1 of each year, based on a number of factors including operating results, business plans and future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the carrying amount of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. We cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.
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
Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India have historically been significantly lower than wage costs in the U.S. and Europe for comparably skilled professionals, which has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for outsourcing services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the U.S. and Europe, which may reduce this competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing analytics and consulting services than for employees performing operations management services. As the scale of our analytics and consulting services increases, wages as a percentage of revenues will likely increase. To the extent that we are not able to control or share wage increases with our clients, wage increases may reduce our margins and cash flows. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so.
We face significant competition from U.S.-based and non-U.S.-based BPM and IT companies and from our clients, who may build shared services centers to perform these services themselves, either in-house, in the U.S. or through offshore groups or other arrangements.
The market for outsourcing services is highly competitive, and we expect competition to intensify and increase from a number of sources. We believe that the principal competitive factors in our markets are breadth and depth of process expertise, knowledge of industries served, service quality, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, price and sales and client management capabilities. We also face competition from non-U.S.-based outsourcing and IT companies (including those in the U.K. and India) and U.S.-based outsourcing and IT companies. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes, such as cloud computing, will result in new and different competition for our services. These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and future competitors have greater financial, personnel and other resources, a broader range of service offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that we are required to modify the terms of our relationship with clients or that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced gross margins, which could harm our business, results of operations, financial condition and cash flows.
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
Our dependence on our offshore operations centers requires us to maintain active voice and data communications among our operations centers, our international technology hubs and our clients’ offices. Although we maintain redundant facilities and communications links, disruptions could result from, among other things, technical breakdowns, computer glitches and viruses and weather conditions. We also depend on certain significant vendors for facility storage and related maintenance of our main technology equipment and data at those technology hubs, as well as for some of the third party technology and platforms we sometimes use to deliver our services. Any failure by these vendors to perform those services, any temporary or permanent loss of our equipment or systems, or any disruptions to basic infrastructure like power and telecommunications could impede our ability to provide services to our clients, have a negative impact on our reputation, cause us to lose clients, reduce our revenues and cash flows and harm our business.
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
Although we attempt to limit and mitigate our liability for damages arising from negligent acts, errors or omissions through contractual provisions, limitations of liability set forth in our contracts may not be enforceable in all instances or may not otherwise protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, are generally not limited under those agreements. We also could be sued directly for claims that could be significant, such as claims related to breaches of privacy or network security, infringement of intellectual property rights, violation of wage and hour laws, or systemic discrimination. Although we have general liability insurance coverage, including coverage for errors or omissions, property damage or loss and breaches of privacy and network security, that coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. Insurance is not available for certain types of claims, including patent infringement, violation of wage and hour laws, failure to provide equal pay in the U.S., and our indemnification obligations to our clients based on employment law. The successful assertion of one or more large claims against us that are excluded from our insurance coverage or exceed available insurance coverage, or changes in our insurance policies (including premium increases, the imposition of large deductible or co-insurance requirements, or our insurers’ disclaimer of coverage as to future claims), could have a material adverse effect on our business, results of operations, financial condition and cash flows.
New and changing laws, corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.
Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd Frank”), other SEC regulations, Consumer Financial Protection Bureau, Public Company Accounting Oversight Board, the NASDAQ Global Select Market rules, and generally accepted accounting principles issued by the Financial Accounting Standards Board can create uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.
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
We are expanding the nature and scope of our engagements. Our ability to effectively offer a wider breadth of end-to-end business services depends on our ability to attract existing or new clients to these expanded service offerings. To obtain engagements for such complex and large projects, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and marketing costs. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and new clients to these expanded service offerings. The increased breadth of our service offerings may result in larger and more complex projects with our clients. This will require us to establish closer relationships with our clients and a thorough understanding of their operations. Our ability to establish such relationships will depend on a number of factors, including the proficiency of our employees and management. Our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages. Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our profitability and cash flows.
We may be unable to service our debt or obtain additional financing on competitive terms.
Our credit agreement contains covenants which require, among other things, maintenance of certain financial ratios, indebtedness and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the credit agreement. The credit agreement provides for a $100 million revolving credit facility including a letter of credit sub-facility. Our credit facility has a maturity date of October 24, 2019 and is voluntarily payable from time to time without premium or penalty. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt which could adversely affect our business and financial condition. In addition, we have limited ability to increase our borrowings under our existing credit agreement. We may in the future require additional financing to fund one or more acquisitions and may not be able to obtain such additional financing on competitive terms or at all, which could restrict our ability to complete such transactions, or could impose financial or operational restrictions on our business.
Risks Related to the International Nature of Our Business
We may choose to expand operations to additional countries and may not be successful in maintaining our current profit margins in our new locations due to factors beyond our control.
We continually evaluate additional locations outside our current operating geographies in which to invest in operations centers, in order to maintain an appropriate cost structure for our clients’ needs. In recent years we have opened new operations centers in countries outside of the U.S. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Additionally, we may expand into less developed countries that have less political, social or economic stability and less developed infrastructure and legal systems. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results and cash flows.

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
In addition, our employees may in the future form unions. If employees at any of our operations centers become eligible for union membership, we may be required to raise wage levels or grant other benefits that could result in an increase in our compensation expenses, in which case our profitability and cash flows may be adversely affected.
The Government of India in the past few years has focused on the occupational health and safety concerns experienced by workers in the outsourcing industry. The introduction of legislation imposing restrictions on working hours or conditions of professionals in the outsourcing industry could have an adverse effect on our business, results of operations, cash flows and financial condition.
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
Under the Indian Income Tax Act, 1961, our operations centers in India, from which we derive a significant portion of our revenues, benefitted up to March 31, 2011, from a ten-year holiday from Indian corporate income taxes in respect of their export profits under the Software Technology Parks of India (“STPI”) Scheme. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises.
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
We also benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday already expired for few of our centers and will expire in the future for the other centers, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate.
As a result of the foregoing, our overall tax rate may increase in future years and such increase may be material and may have impact on our business, results of operations, financial condition and cash flows.

If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase.
U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years. Please see Note 19 to our audited consolidated financial statements for details.
Introduction of tax legislation and disputes with tax authorities may have an adverse effect on our operations and our overall tax rate.
Governments in countries in which we operate or provide services could enact new tax legislation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our ability to repatriate surplus earnings from our operations centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, which would have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, if a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.
The Company’s legal entity rationalization project is an ongoing endeavor to simplify our global legal entity structure, remove redundancies and reduce compliance risks and costs. Furthermore, we also strive to optimize the tax and financial efficiencies of the group structure. As a result, we may carry out certain re-organizations under the tax laws of various jurisdictions in which we operate and take certain positions to qualify for tax neutrality for such internal re-organization. However, we cannot assure you that any of these projects will be fully implemented or implemented in a manner satisfactory to the Company, or, if it is implemented, that there will not be any adverse actions brought by the tax authorities of certain jurisdictions if this re-organization is implemented.
Our earnings may be adversely affected if we change our present intention to not repatriate funds held by our foreign subsidiaries, or if such earnings become subject to U.S. tax on a current basis.
We earn a significant amount of our earnings outside of the United States. Other than amounts for which we have already accrued U.S. taxes, we consider foreign earnings to be indefinitely reinvested outside of the United States. While we do not intend to repatriate funds held by our foreign subsidiaries, events may occur that could effectively force us to change our intent not to repatriate such earnings. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested outside of the United States, or if legislation is enacted in the United States providing for a tax on foreign earnings or profits prior to their repatriation, we may have to accrue taxes associated with such earnings or profits at a substantially higher rate, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

In addition, it may be difficult to enforce our intellectual property rights both within and outside of the U.S. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of other foreign countries, including the laws of the U.S. There can be no assurance, however, that the laws, rules, regulations and treaties in effect in the U.S., India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change.
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
During June 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union ("EU"), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including experiencing a decline in the value of the U.K. pound sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the EU. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our financial results, operations and cash flows.
Terrorist attacks and other acts of violence involving India, the Philippines, the U.S. or other countries could adversely affect the financial markets, result in a loss of client confidence and adversely affect our business, results of operations, financial condition and cash flows.
Terrorist attacks and other acts of violence or war, including those involving India, the Philippines, the U.S. or other countries, may adversely affect worldwide financial markets and could lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to our operations centers. South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including Bangladesh, Pakistan and China. In recent years there have been several instances of military confrontations along the Indo-Pakistani border. There continues to be potential for hostilities between India and Pakistan due to recent terrorist activities and the geopolitical climate along the border. Although this has not been the case to date, such political tensions could create a perception that there is a risk of disruption of services provided by companies with operations in India, which could have a material adverse effect on the market for our services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations in India. Our insurance policies may not insure us against losses and interruptions caused by terrorist attacks and other acts of violence or war.
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
Restrictions on visas and work permits may affect our ability to compete for and provide services to clients in the U.S. and other jurisdictions, which could make it more difficult to staff engagements and could increase our costs, which could have an adverse effect on our net income.
The ability of some of our executives and employees based in India and other foreign locations to work with and meet clients in the U.S. and other jurisdictions depends on their ability to obtain the necessary visas and work permits. In recent years, immigration authorities, in the U.S. as well as other jurisdictions in which our clients are based, have increased the level of scrutiny in granting such visas and work permits. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. We cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring visas or work permits for our professionals. The ability to move our employees around the world as necessary to meet client demands is important to our business. If we are unable to efficiently deploy talent because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs and have an adverse effect on our net income and cash flows.
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
Our industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. The success of our business depends, in part, upon our ability to develop services that keep pace with changes in the industry. We may not be successful in addressing these changes on a timely basis, or at all, or successfully marketing any changes that we implement. In addition, products or technologies developed by others may render our services uncompetitive or obsolete. If we do not sufficiently invest in new technology and industry developments or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.
Our industry may not develop in ways that we currently anticipate due to negative public reaction in the U.S. and elsewhere to offshore outsourcing, recently proposed legislation or otherwise.
We have based our strategy of future growth on certain assumptions regarding our industry and future developments in the market for outsourcing services. For example, we believe that there will continue to be changes in product and service requirements, and investments in the products offered by our clients will continue to increase. However, the trend to outsource business processes may not continue and could reverse. Offshore outsourcing is a politically sensitive topic in the U.S. and elsewhere, and many organizations and public figures have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the U.S. and elsewhere. In the past year there have been high-profile movements among activists as well as executive and legislative leadership in the U.S. with the potential to restrict or reduce the use of offshore resources. In addition, there has been limited publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends would harm our ability to compete effectively with competitors that operate out of facilities located in the U.S. and elsewhere.
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
We are typically required to process, and sometimes collect and/or store sensitive data, including data regulated by the U.S. Health Insurance Portability and Accountability Act of 1996, as amended, of our clients’ end customers in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. As a result, we are subject to various data protection and privacy laws in the countries in which we operate. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential. We devote substantial resources to maintaining adequate levels of cyber security and to protecting confidential client and customer data.
However, any network infrastructure may be vulnerable to rapidly evolving cyber-attacks, and our user data and corporate systems and security measures may be breached due to the actions of outside parties (including cyber-attacks), employee error, malfeasance, a combination of these, or otherwise, allowing an unauthorized party to obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs (or a breach of a customer’s security that can be attributed to our fault or is perceived to be our fault), the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.
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
Cyber-attacks penetrating the network security of our data centers or any unauthorized disclosure or access to confidential information and data of our clients or their end customers could also have a negative impact on our reputation and client confidence, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Our corporate headquarters are located in New York, New York. We have twenty two operations centers in India, six operations centers in the Philippines and one operations center in each of Bulgaria, Colombia, the Czech Republic, Romania and South Africa with an aggregate area of approximately 1,750,000 square feet and a current installed capacity of approximately 25,700 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the U.S. and a sales office in U.K. and Australia.
Our corporate headquarters and all of our operations centers are leased under long-term leases with varying expiration dates, except for an operations center in Pune, India with an area of 86,361 sq. ft. and containing approximately 1,600 agent workstations, which we own. Substantially all of our owned and leased property is used to service all of our reporting segments. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed basis.”

ITEM 3.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see Note 19 to our consolidated financial statements contained herein for details regarding our tax proceedings.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II.

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”

	Price Range
Calendar Period	High	Low
2016
First Quarter	$52.92	$40.80
Second Quarter	$52.91	$46.24
Third Quarter	$54.78	$47.52
Fourth Quarter	$51.38	$42.00
2015
First Quarter	$39.36	$27.73
Second Quarter	$37.14	$32.83
Third Quarter	$40.68	$34.02
Fourth Quarter	$47.90	$35.91
As of March 9, 2017, there were 24 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
Unregistered Sales of Equity Securities
For information on the sale of unregistered securities during the past fiscal year, see Note 8 to our consolidated financial statements.  Such securities were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising.  Except for the foregoing, we did not sell any of our equity securities during the fiscal year ended December 31, 2016 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
On December 30, 2014, the Company’s Board of Directors authorized up to an annual $20 million common stock repurchase program (the “2014 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 to 2017. The Company has structured open market purchases under the 2014 Repurchase Program to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management.
Repurchased shares under these programs are recorded as treasury shares and are held until our Board of Directors designates that these shares be retired or used for other purposes.

The following table provides information regarding the purchase of equity securities by the Company during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Oct 1, 2016 through Oct 31, 2016	31,100	$49.20	31,100	$4,026,503
Nov 1, 2016 through Nov 30, 2016	18,632	$47.20	18,632	$3,146,820
Dec 1, 2016 through Dec 31, 2016 (1)	13,020	$47.80	11,371	$2,603,720
Total	62,752	$48.34	61,103

(1) Includes 1,649 shares of the Company’s common stock acquired by the Company at the price of $47.76 in connection with satisfaction of tax withholding obligations on vested restricted stock. Price paid per share for the restricted stock was the average of high and low price of common stock on the trading day prior to the vesting date of the restricted stock units.

During the year ended December 31, 2016, the Company purchased 364,056 shares of its common stock under the 2014 Repurchase Program, for an aggregate purchase price of approximately $17.40 million including commissions, representing an average purchase price per share of $47.78.

During the year ended December 31, 2016, the Company acquired 17,676 shares from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $0.81 million. The weighted average purchase price of $45.65 was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
Equity Compensation Plan Information
The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, please see Note 18 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	2,780,529	$16.31	1,939,314
Equity compensation plans not approved by security holders	—	—	—
Total	2,780,529	$16.31	1,939,314

*
This includes outstanding options and unvested Restricted Stocks, Restricted Stock Units and Performance Restricted Stock Units. Refer to Note 18 to our consolidated financial statements for further details.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning December 31, 2011. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2011 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.
This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act, or the Exchange Act.

ITEM 6.    Selected Financial Data
The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2014, 2013 and 2012 and for years ended December 31, 2013 and 2012 is derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2016, 2015 and 2014 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except share and per share data)
Consolidated Statements of Income Data:
Revenues, net	$686.0	$628.5	$499.3	$478.5	$442.9
Cost of revenues (excluding depreciation and amortization)	448.0	402.9	332.6	291.0	271.9
Gross profit	238.0	225.6	166.7	187.5	171.0
General and administrative expenses	88.6	77.3	65.4	58.8	57.2
Selling and marketing expenses	50.6	49.5	39.3	36.4	31.0
Depreciation and amortization expenses	34.6	31.5	28.0	24.9	25.6
Income from operations	64.2	67.3	34.0	67.4	57.2
Foreign exchange gain/(loss), net	5.6	2.8	—	(5.0)	(2.5)
Interest expense	(1.3)	(1.3)	(0.4)	(0.6)	(0.8)
Other income, net	15.4	7.0	4.0	3.2	2.8
Income before income taxes	83.9	75.8	37.6	65.0	56.7
Income tax expense	22.2	24.2	5.2	16.9	14.9
Net income	$61.7	$51.6	$32.4	$48.1	$41.8
Earnings per share:
Basic:	$1.84	$1.55	$0.99	$1.47	$1.31
Diluted:	$1.79	$1.51	$0.96	$1.42	$1.26
Weighted-average number of shares used in computing earnings per share:
Basic	33,566,367	33,298,104	32,804,606	32,750,178	31,968,386
Diluted	34,563,319	34,178,340	33,636,593	33,842,938	33,171,105

	December 31,
	2016	2015	2014	2013	2012
	(in millions)
Consolidated Statements of Balance Sheets Data:
Cash and cash equivalents	$213.2	$205.3	$176.5	$148.1	$103.0
Working capital (1)	254.6	232.1	207.0	169.6	124.3
Total assets	706.5	650.8	573.6	463.4	435.9
Borrowings	45.0	70.0	50.0	—	—
Other long term obligations (2)	15.1	17.9	13.4	21.2	17.0
ExlService Holdings, Inc. stockholders' equity	$532.0	$465.6	$419.2	$366.2	$344.5

(1)Working capital means total current assets less total current liabilities. Pursuant to ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, all deferred tax liabilities and assets have been classified as long-term in the consolidated balance sheets.
(2)Other long term obligations include unrecognized tax benefits, retirement benefits, capital leases obligation, deferred rent, unrealized losses on effective cash flow hedges and other long term liabilities.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements. See “—Forward-Looking Statements.” Dollar amounts within Item 7 are presented as actual dollar amounts.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:
•our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients including in a timely manner;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	any changes in the senior management team;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	our ability to withstand the loss of a significant customer;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	changes in tax laws or decisions regarding repatriation of funds held abroad;

•	ability to service debt or obtain additional financing on favorable terms;

•	legal liability arising out of customer contracts;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.
These and other factors are more fully discussed elsewhere in this Annual Report on Form 10-K. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report on Form 10-K.
The forward-looking statements made by us in this Annual Report on Form 10-K, or elsewhere, speaks only as of the date on which they were made. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no obligation to update any forward-looking statements in this Annual Report on Form 10-K after the date of this Annual Report on Form 10-K, except as required by federal securities laws.

Executive Overview
We are an operations management and analytics company that helps businesses enhance growth and profitability. Using our proprietary platforms, methodologies and tools, we look deeper to help companies improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. We serve the insurance, healthcare, travel, transportation and logistics, banking and financial services and utilities industries, among others.
We operate in the business process management (“BPM”) industry and we provide operations management and analytics services. Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Six of those operating segments provide BPM or “operations management” services, which we organize into industry focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (finance and accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company of select business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and our Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
In prior years we presented two reportable segments: Operations Management (which included our insurance, healthcare, travel, transportation and logistics, finance and accounting, banking and financial services, utilities and consulting operating segments) and Analytics. Effective for the quarter and year ended December 31, 2016, we present information for the following reportable segments:

•	Insurance

•	Healthcare

•	Travel, Transportation and Logistics

•	Finance and Accounting, and

•	Analytics
The remaining operating segments which includes our banking and financial services, utilities and consulting operating segments have been included in a category called “All Other”. For further information on our operating segments, please see “Item 1. Business.”
Our global delivery network, which includes highly trained industry and process specialists across the United States, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Colombia, South Africa, Romania and the Czech Republic.
Consistent with our growth strategy, on July 1, 2016, September 1, 2016 and October 22, 2016, we acquired Liss Systems Limited (the “Liss Acquisition”), IQR Consulting Inc. (the “IQR Acquisition”) and Datasource Consulting, LLC (the “Datasource Acquisition”), respectively.
The July 2016 acquisition of Liss is included in the Insurance reportable segment and the September 2016 acquisition of IQR along with the October 2016 acquisition of Datasource are included in the Analytics reportable segment.
Liss is a provider of policy administration services for the life insurance and pensions industry, combining both depth of life insurance industry knowledge with expertise in the design and delivery of core system offerings. Liss’s "LISSIA" platform combined with our platforms’ such as LifePRO® will enable expansion of our solutions set for the insurance market, and is expected to strengthen our end-to-end offering.
IQR is a provider of marketing and risk analytics services to super-regional banks and credit unions and specializes in data analytics and related consulting services. IQR’s industry focus aligns with our Analytics strengths and we anticipate that the acquisition will bring even more value to our clients by enhancing customer satisfaction, increasing revenue growth and minimizing risk.
Datasource specializes in enterprise data management and business intelligence. The acquisition enhances our capabilities to advise clients on data management and governance strategies, architect and implement their data infrastructures, and manage their data assets on an ongoing basis.

Revenues
For the year ended December 31, 2016, we had revenues of $686.0 million compared to revenues of $628.5 million for the year ended December 31, 2015, an increase of $57.5 million or 9.1%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 80.9% and 16.0%, respectively, of our total revenues for the year ended December 31, 2016 and approximately 79.0% and 17.3%, respectively, of our revenues for the year ended December 31, 2015.
For the years ended December 31, 2016 and 2015, our total revenues from our top ten clients accounted for 40.1% and 40.5% of our total revenues, respectively. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.
Our Business
We provide operations management and analytics services. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S., Europe and Australia.
Operations Management Services: We provide our clients with a range of operations management services principally in the insurance, healthcare, travel, transportation and logistics, banking and financial services and utilities sectors, among others, as well as cross-industry operations management services, such as finance and accounting services. We also provide services related to operations management, through our Consulting services that provide advice regarding transformational initiatives.
Our operations management services typically involve the transfer to the Company of select business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage the operations for our client on an ongoing basis. As part of this transfer, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement.
We have been observing a shift in industry pricing models toward transaction-based pricing, outcome-based pricing and other pricing models. We believe this trend will continue and we have begun to use such alternative pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. These pricing models place the focus on operating efficiency in order to maintain our gross margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced gross margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our gross margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationships with such clients to meet competition.
Our existing agreements with original terms of three or more years provide us with a relatively predictable revenue base for a substantial portion of our operations management business, however, we have a long selling cycle for our services and the budget and approval processes of prospective clients make it difficult to predict the timing of entering into definitive agreements with new clients. Similarly, new license sales and implementation projects for our technology service platforms and other software-based services have a long selling cycle, however ongoing annual maintenance and support contracts for existing arrangements provide us with a relatively predictable revenue base.
Analytics: Our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ business. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management. We actively cross-sell and, where appropriate, integrate our Analytics services with other operations management services as part of a comprehensive offering set for our clients.

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

•	travel and other billable costs to our clients.
The most significant components of our cost of revenues are salaries and benefits (including stock based compensation), recruitment, training, transport, meals, rewards and recognition and employee insurance. Salary levels, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. Salary increases for most of our operations personnel are generally awarded each year effective April 1. Accordingly, employee costs are generally lower in the first quarter of each year compared to the rest of the year. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to execute certain services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes non-cash amortization of stock compensation expense relating to our issuance of equity awards to employees directly involved in providing services to our clients.
We expect our cost of revenues to continue to increase as we continue to add professionals in our operating centers globally to service additional business and as wages continue to increase globally. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients and provide existing staff with additional skill sets. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. However, a significant portion of our client contracts include inflation-based adjustments to our billing rates year over year which partially offset such increase in cost of revenues. See Item 1A-“Risk Factors-Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”
We generally experience a higher cost of revenues as a percentage of revenues during the initial 12 months to 18 months in a long-term BPM contract due to upfront investments in infrastructure, resource hiring and training during migration. The cost of revenues as a percentage of revenues improve as we scale up, achieve operational efficiencies and complete the migration.
Selling, General and Administrative Expenses ("SG&A")
Our general and administrative expenses are comprised of expenses relating to salaries and benefits (including stock based compensation) as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. General and administrative (“G&A”) expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting and other advisors), bad debt allowance and non-cash amortization of stock compensation expenses related to our issuance of equity awards to members of our board of directors. We expect our G&A costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.
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
Foreign Exchange
We report our financial results in U.S. dollars. However, a significant portion of our total revenues are earned in U.K. pounds sterling (16.0% and 17.3%, respectively, for the years ended December 31, 2016 and 2015), while a significant portion of our expenses are incurred and paid in Indian rupees (33.6% and 35.4%, respectively, of our total costs for the years ended December 31, 2016 and 2015) and the Philippine peso (11.0% each, of our total costs for the years ended December 31, 2016 and 2015). The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as the Indian rupee, the Philippine peso and the U.K. pound sterling appreciate or depreciate against the U.S. dollar. See Notes 2 and 12 to our consolidated financial statements and Item 7A-“Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk.”
Interest Expense
Interest expense consist of interest on our borrowings under the credit facility and capital lease obligation.
Other Income, net
Other income, net primarily consists of gain on sale, and dividend income on our investments in mutual funds, money market accounts and interest on time deposits included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Other income, net also consists of change in fair value of earn-out consideration and interest on refunds received from income tax authorities in India on completion of tax assessments.
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
Under the Indian Income Tax Act, 1961, our operations centers in India, from which we derive a significant portion of our revenues, benefitted through March 31, 2011 from a ten-year holiday from Indian corporate income taxes in respect of their export profits under the Software Technology Parks of India (“STPI”) Scheme. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2016, was 34.61%.
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
We also benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for two of our centers in 2014 and in 2016 and will expire over the next six years for other centers, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate, which as of December 31, 2016 was 5.0% of the gross income.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). The notes to our consolidated financial statements contain a summary of our significant accounting policies. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain. These policies include revenue recognition, accounts receivable, business combinations, goodwill, intangibles and long-lived assets, stock-based compensation, derivative instruments and hedging activity, income taxes and assets and obligations related to employee benefit plans. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecasted and estimates routinely require adjustment.
Revenue Recognition
We derive our revenues from operations management and analytics services. Revenues from operations management services are recognized primarily on a time-and-material-based, transaction-based, outcome-based, cost-plus and fixed-price basis; revenues from analytics services are recognized primarily on a time-and-material or fixed price basis. The services provided within our operations management and Analytics contracts generally contain one unit of accounting, except the software and related services contracts involving implementation services and post contract maintenance services. In such multiple element arrangements, revenue is allocated to maintenance based on the price charged when that element is sold separately (vendor specific objective evidence or “VSOE”). Revenues are recognized when the four basic criteria are met; persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.
Revenues under time-and-material, transaction and outcome-based contracts are recognized as the services are performed. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), we monitor such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any penalties or service credits that are due to a client.
Revenue from Analytics services including modeling, targeting and designing of campaigns and mail marketing including email marketing and other digital solutions is typically recognized on delivery of such campaigns. In respect of arrangements involving subcontracting of part or whole of the assigned work, the Company evaluates revenue to be recognized under ASC 605-45 “Revenue recognition - Principal agent considerations”.
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
Revenues from our software and related services contracts, which are not significant, are primarily related to maintenance renewals or incremental license fees for additional users. Maintenance revenues are generally recognized on a straight-line basis over the annual contract term. Fees for incremental license fees without any associated services are recognized upon delivery of the related incremental license. To a lesser extent, our software and related services contracts may contain software license, related services and maintenance elements as a multiple element arrangement. In such cases, revenue is allocated to maintenance based on the price charged when that element is sold separately (vendor specific objective evidence or “VSOE”). Services related to software licenses are evaluated to determine whether those services are significant or essential to the functionality of the software. When services are significant or considered essential, revenues related to license fee and services are recognized as the services are performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor hours to date bears to the total expected labor hours (input method).

We defer the revenues and related cost of revenue while a process is under migration and recognize such revenues and costs ratably over the period during which the related services are expected to be performed. The deferred costs are limited to the amounts of the deferred revenues.
Accounts Receivable
We record accounts receivable net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of the accounts receivable aging and prior collection experience to estimate the ultimate collectability of these receivables.
Business Combinations
We account for all business combinations using the acquisition method of accounting as prescribed by ASC Topic 805, “Business Combinations”. The guidance requires the use of significant estimates and assumptions in determining the fair value of identifiable assets acquired and liabilities assumed, including intangible assets and contingent consideration on the acquisition date. The significant estimates and assumptions include, but are not limited to, the timing and amount of future revenue and cash flows based on, among other things, anticipated growth rates and customer attrition rates and the discount rate reflecting the risk inherent in future cash flows.
Goodwill, Intangible Assets and Long-lived Assets
Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible assets and liabilities acquired. All assets and liabilities of the acquired business including goodwill are assigned to reporting units. We evaluate goodwill for impairment at least annually on October 1, or if indicators of impairment arise, such as the effects of obsolescence, demand, competition and other economic factors or on occurrence of an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When determining the fair value of our reporting units, we utilize various assumptions, including operating results, business plans and projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge.
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
Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised, the expected volatility of our stock and the number of stock-based awards that are expected to be forfeited. If the actual forfeiture rate differs significantly from our estimates, our stock-based compensation expense could be materially impacted.
We also grant performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest at the end of a three-year period based on a revenue target of the third year (“PUs”). The remaining 50% vest based on a market condition (“MUs”) that is contingent on EXL meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievements of both targets. The fair value of each PU is determined based on the market price of one share of our common stock on the date of grant.
The grant date fair value for the MUs is determined using a Monte Carlo simulation model. The Monte-Carlo simulation model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. The Monte Carlo simulation model also involves the use of additional key assumptions, including dividend yield and risk-free interest rate. We periodically assess the reasonableness of our assumptions and update our estimates as required. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially affected.

Derivative Instruments and Hedging Activities
In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk by entering into various foreign currency exchange forward contracts, authorized under our policies, with counterparties that are highly rated financial institutions.
We hedge anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges which are deemed effective are deferred and recorded as a component of accumulated other comprehensive income/(loss), net of tax until the hedged transactions occur and are then recognized in the foreign exchange gain/(loss) in our consolidated statement of income.
Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain/(loss).
We also use derivatives consisting of foreign currency exchange contracts to economically hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statement of income and are included in foreign exchange gain/(loss).
We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 primarily represent foreign currency forward contracts. The quotes are taken primarily from independent sources, including highly rated financial institutions.
We evaluate hedge effectiveness of cash flow hedges at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statement of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.
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
We anticipate that we will indefinitely reinvest the undistributed earnings of our foreign subsidiaries. Accordingly, we do not accrue any material income, distribution or withholding taxes that would otherwise arise if such earnings were repatriated in a taxable manner.
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

Employee Benefits
We record contributions to defined contribution plans to the consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by using the projected unit credit method and various actuarial assumptions including discount rates, mortality, expected return on assets, expected increase in the compensation rates and attrition rates. We evaluate these critical assumptions at least annually. If actual results differ significantly from our estimates, current service costs for defined benefit plans and our results of operations could be materially impacted.
We recognize the liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
	(dollars in millions)
Revenues, net	$686.0	$628.5	$499.3
Cost of revenues (exclusive of depreciation and amortization)	448.0	402.9	332.6
Gross profit	238.0	225.6	166.7
Operating expenses:
General and administrative expenses	88.6	77.3	65.4
Selling and marketing expenses	50.6	49.5	39.3
Depreciation and amortization	34.6	31.5	28.0
Total operating expenses	173.8	158.3	132.7
Income from operations	64.2	67.3	34.0
Foreign exchange gain/(loss), net	5.6	2.8	—
Interest expense	(1.3)	(1.3)	(0.4)
Other income, net	15.4	7.0	4.0
Income before income tax expense	83.9	75.8	37.6
Income tax expense	22.2	24.2	5.2
Net income	$61.7	$51.6	$32.4

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues.

	Year ended December 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
Insurance	$206.3	$199.9	$6.4	3.2%
Healthcare	68.7	55.2	13.5	24.5%
Travel, Transportation and Logistics	69.4	62.2	7.2	11.6%
Finance and Accounting	79.4	78.5	0.9	1.2%
Analytics	165.7	122.2	43.5	35.6%
All Other	96.5	110.5	(14.0)	(12.7)%
Total revenues, net	$686.0	$628.5	$57.5	9.1%
For the year ended December 31, 2016, revenues were $686.0 million compared to $628.5 million for the year ended December 31, 2015, representing an increase of $57.5 million or 9.1%.
Revenue growth in Insurance of $6.4 million was driven by net volume increases from our new and existing clients of $8.2 million (including $1.4 million related to the Liss acquisition), partially offset by $1.8 million impact due to the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during 2016 compared to 2015. Insurance revenues were 30.1% and 31.8% of our total revenues in 2016 and 2015, respectively.
Revenue growth in Healthcare of $13.5 million was driven by net volume increases from our existing clients. Healthcare revenues were 10.0% and 8.8% of our total revenues in 2016 and 2015, respectively.
Revenue growth in Travel, Transportation and Logistics ("TT&L") of $7.2 million was primarily driven by net volume increases from our existing clients of $9.2 million, partially offset by $2.0 million impact due to the depreciation of the Indian rupee against the U.S. dollar during 2016 compared to 2015. TT&L revenues were 10.1% and 9.9% of our total revenues in 2016 and 2015, respectively.
Revenue growth in Finance and Accounting ("F&A") of $0.9 million was driven by net volume increases from our new and existing clients of $1.5 million, partially offset by $0.6 million impact due to the depreciation of the Indian rupee against the U.S. dollar during 2016 compared to 2015. F&A revenues were 11.6% and 12.5% of our total revenues in 2016 and 2015, respectively.
Revenue growth in Analytics of $43.5 million was driven by net volume increases in our recurring and project based engagements from our new and existing clients of $28.6 million and incremental revenues of $17.3 million from our RPM acquisition in 2015 and the IQR and Datasource Acquisitions in 2016. The increase was partially offset by a decrease of $2.4 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during 2016 compared to 2015. Analytics revenues were 24.2% and 19.4% of our total revenues in 2016 and 2015, respectively.
Revenue decline in All Other of $14.0 million was driven primarily by lower revenue in our Consulting and Utilities businesses, partially offset by higher revenue in our Banking and Financial Services business aggregating to $10.1 million and $3.9 million impact due to the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during 2016 compared to 2015 across operating segments included in that category. All Other revenues were 14.1% and 17.6% of our total revenues in 2016 and 2015, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,			Percentage change	Year ended December 31,
	2016	2015	Change		2016	2015	Change
	(dollars in millions)
Insurance	$146.2	$134.2	$12.0	8.9%	29.1%	32.8%	(3.7)%
Healthcare	44.1	37.2	6.9	18.5%	35.8%	32.6%	3.2%
TT&L	42.0	37.5	4.5	12.0%	39.5%	39.8%	(0.3)%
F&A	48.3	46.9	1.4	3.0%	39.2%	40.3%	(1.1)%
Analytics	106.3	78.8	27.5	34.9%	35.9%	35.4%	0.5%
All Other	61.1	68.3	(7.2)	(10.5)%	36.7%	38.2%	(1.5)%
Total	$448.0	$402.9	$45.1	11.2%	34.7%	35.9%	(1.2)%
For the year ended December 31, 2016, cost of revenues was $448.0 million compared to $402.9 million for the year ended December 31, 2015, an increase of $45.1 million or 11.2%. Our overall gross margin for 2016 was 34.7% compared to 35.9% for 2015, a decrease of 1.2% or 120 basis points (bps).
The increase in cost of revenues in Insurance of $12.0 million was primarily due to increase in employee-related costs of $12.4 million (including $0.8 million related to the Liss acquisition) on account of higher headcount (approximately 8,000 as of December 31, 2016 compared to approximately 6,800 as of December 31, 2015) and wage inflation, technology and infrastructure costs of $1.7 million and travel related costs of $1.0 million. This was partially offset by $3.1 million due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during 2016 compared to 2015. Gross margin decreased by 370 bps during 2016 compared to 2015, primarily due to lower insurance survey revenues, incremental costs due to integration of our acquisition of Overland Holdings, Inc. (the “Overland acquisition”) and migration costs associated with new client wins.
The increase in cost of revenues in Healthcare of $6.9 million was primarily due to an increase in employee-related costs of $6.4 million on account of higher headcount (approximately 3,000 as of December 31, 2016 compared to approximately 2,500 as of December 31, 2015) and wage inflation, technology and infrastructure costs of $1.4 million and travel related costs of $0.7 million. This was partially offset by $1.6 million due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during 2016 compared to 2015. Gross margin increased by 320 bps during 2016 compared to 2015, primarily due to higher revenues and maturity of our client relationships.
The increase in cost of revenues in TT&L of $4.5 million was primarily due to an increase in employee-related costs of $4.5 million on account of wage inflation partially offset by lower headcount (approximately 3,500 as of December 31, 2016 compared to approximately 3,600 as of December 31, 2015), and an increase in technology and infrastructure costs of $1.9 million. This increase was partially offset by $1.9 million due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during 2016 compared to 2015. Gross margin during 2016 as compared to 2015 was relatively stable.
The increase in cost of revenues in F&A of $1.4 million was primarily due to an increase in employee-related costs of $1.6 million on account of higher headcount (approximately 3,700 as of December 31, 2016 compared to approximately 3,200 as of December 31, 2015) and wage inflation and travel related costs of $1.1 million. This increase was partially offset by $1.3 million due to the depreciation of the Indian rupee against the U.S. dollar during 2016 compared to 2015. Gross margin decreased by 110 bps during 2016 compared to 2015, primarily due to migration costs associated with our new client wins.
The increase in cost of revenues in Analytics of $27.5 million was primarily due to increase in employee-related costs of $20.5 million (including $4.9 million of incremental employee-related costs related to our 2015 and 2016 acquisitions) on account of higher headcount (approximately 2,500 as of December 31, 2016 compared to approximately 1,900 as of December 31, 2015) and wage inflation. A further increase of $8.8 million is due to technology and infrastructure costs, travel related costs and other operating expenses (including $6.6 million of incremental other operating expenses related to our 2015 and 2016 acquisitions). The increase was partially offset by a decrease of $1.9 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during 2016 compared to 2015. Gross margin during 2016 as compared to 2015 was relatively stable.
The decline in cost of revenues in All Other of $7.2 million was primarily due to decrease in employee-related costs of $2.6 million on account of lower headcount (approximately 3,700 as of December 31, 2016 compared to approximately 4,500 as of December 31, 2015) partially offset by a wage inflation. There is a decrease in travel related costs of $2.1 million and other operating expenses of $0.5 million due to lower revenues. The cost of revenues decreased by $2.0 million due to the depreciation of the Indian rupee, Philippines peso and the U.K. pound sterling against the U.S. dollar during 2016 compared to 2015. Gross margin decreased by 150 bps during 2016 compared to 2015, primarily due to lower revenues in our consulting operating segment.
Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
General and administrative expenses	$88.6	$77.3	$11.3	14.6%
Selling and marketing expenses	50.6	49.5	1.1	2.2%
Selling, general and administrative expenses	$139.2	$126.8	$12.4	9.8%
As a percentage of revenues	20.3%	20.2%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $12.4 million (including $4.0 million of incremental employee-related costs related to our 2015 and 2016 acquisitions). The remaining increase of $8.4 million in employee-related cost was primarily due to annual wage increments and an increase in our average headcount to support the increased business volumes. We also experienced an increase in our other SG&A expenses of $2.3 million (including incremental SG&A expenses of $0.8 million related to our 2015 and 2016 acquisitions) primarily due to an increase in facility and other general and administrative expenses in connection with our new operating centers in India and the Philippines and legal and professional expenses primarily associated with our recent acquisitions. This increase was partially offset by a decrease of $2.4 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during 2016 compared to 2015.
Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
Depreciation expense	$22.7	$21.3	$1.4	6.6%
Intangible amortization expense	11.9	10.2	1.7	16.7%
Depreciation and amortization expense	$34.6	$31.5	$3.1	9.8%
As a percentage of revenues	5.0%	5.0%
Depreciation and amortization expense increased $3.1 million, or 9.8%, from $31.5 million for the year ended December 31, 2015 to $34.6 million for the year ended December 31, 2016. Intangible amortization expense increased by $1.7 million, primarily due to an incremental amortization expense associated with our acquisitions. The increase in depreciation expenses of $1.4 million was the result of $2.3 million increase, primarily associated with our new capital investments in India, South Africa and the Philippines to support the business growth. This increase was partially offset by a decrease of $0.9 million due to the impact of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during 2016 compared to 2015.

Income from Operations. Income from operations decreased by $3.1 million, or 4.6%, from $67.3 million for the year ended December 31, 2015 to $64.2 million for the year ended December 31, 2016. As a percentage of revenues, income from operations decreased from 10.7% for the year ended December 31, 2015 to 9.4% for the year ended December 31, 2016.
Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during 2016. The average exchange rate of the Indian rupee against the U.S. dollar increased from 64.28 during 2015 to 67.25 during 2016. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 0.66 during 2015 to 0.74 during 2016. The average exchange rate of the Philippine peso against the U.S. dollar increased from 45.60 during 2015 to 47.67 during 2016.
We recorded a net foreign exchange gain of $5.6 million for the year ended December 31, 2016 compared to the foreign exchange gain of $2.8 million for the year ended December 31, 2015.

Other Income, net

	Year ended December 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
Interest and dividend income	$1.7	$2.9	$(1.2)	(41.4)%
Gain on sale of mutual fund investments	8.1	3.9	4.2	107.7%
Change in fair value of earn-out consideration	4.1	—	4.1	100.0%
Other, net	1.5	0.2	1.3	650.0%
Other income, net	$15.4	$7.0	$8.4	120.0%
Increase in gain on sale of mutual fund investments of $4.2 million, partially offset by a decrease in interest and dividend income of $1.2 million, was primarily due to higher cash balances in certain of our foreign subsidiaries and higher yield on investments during the year ended December 31, 2016 compared to the year ended December 31, 2015. Other income increased by $1.3 million primarily due to interest on refund received from income tax authorities in India on completion of tax assessments. We also recorded $4.1 million in 2016 due to reversal of earn-out liability related to our RPM acquisition.
Income Tax Expense. The effective tax rate decreased from 32.0% for the year ended December 31, 2015 to 26.4% for the year ended December 31, 2016. The decrease was the result of (i) higher income tax expense during the year ended December 31, 2015 due to certain adjustments of $2.5 million, as discussed in the 2015 vs. 2014 changes below; (ii) lower domestic profits; and (iii) an increase in earnings and incentives in lower tax jurisdictions. Refer note 17 to our consolidated financial statements.
Net Income. Net income increased from $51.6 million for the year ended December 31, 2015 to $61.7 million for the year ended December 31, 2016, primarily due to higher other income and foreign exchange gain of $11.2 million and lower income tax expense of $2.1 million, partially offset by lower income from operations of $3.1 million. As a percentage of revenues, net income increased from 8.2% for the year ended December 31, 2015 to 9.0% for the year ended December 31, 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues.

	Year ended December 31,			Percentage change
	2015	2014	Change
	(dollars in millions)
Insurance	$199.9	$151.3	$48.6	32.1%
Healthcare	55.2	42.9	12.3	28.7%
Travel, Transportation and Logistics	62.2	47.5	14.7	30.9%
Finance and Accounting	78.5	92.0	(13.5)	(14.7)%
Analytics	122.2	65.6	56.6	86.3%
All Other	110.5	100.0	10.5	10.5%
Total revenues, net	$628.5	$499.3	$129.2	25.9%
For the year ended December 31, 2015, revenues were $628.5 million compared to $499.3 million for the year ended December 31, 2014, representing an increase of $129.2 million or 25.9%.
Revenue growth in Insurance of $48.6 million was driven by incremental revenue of $55.8 million from the Overland acquisition and net volume increases from our new and existing clients of $1.6 million. This was partially offset by a decrease in revenues from Travelers Indemnity Company ("Travelers") of $7.6 million (net of $26.3 million of reimbursement of disentanglement costs in connection with certain transition related expenses) and by a $1.2 million impact due to the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during 2015 compared to 2014. Insurance revenues were 31.8% and 30.3% of our total revenues in 2015 and 2014, respectively.
Revenue growth in Healthcare of $12.3 million was driven by net volume increases from our new and existing clients. Healthcare revenues were 8.8% and 8.6% of our total revenues in 2015 and 2014, respectively.
Revenue growth in TT&L of $14.7 million was driven by net volume increases from our existing clients of $16.7 million. This was partially offset by a $2.0 million impact due to the depreciation of the Indian rupee against the U.S. dollar during 2015 compared to 2014. TT&L revenues were 9.9% and 9.5% of our total revenues in 2015 and 2014, respectively.
Revenue decline in F&A of $13.5 million was primarily driven by a decrease in revenues from a significant client of $14.7 million, partially offset by net volume increases from new and existing clients of $1.6 million. Revenue also decreased by $0.4 million due to the depreciation of the Indian rupee against the U.S. dollar during 2015 compared to 2014. F&A revenues were 12.5% and 18.4% of our total revenues in 2015 and 2014, respectively.
Revenue growth in Analytics of $56.6 was driven by revenues of $32.8 million from our RPM acquisition and net volume increases in our recurring and project based engagements from our new and existing clients of $25.1 million. The increase was offset by a decrease of $1.3 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during 2015 compared to 2014. Analytics revenues were 19.4% and 13.1% of our total revenues in 2015 and 2014, respectively.
Revenue growth in All Other of $10.5 million was driven by net volume increases from our new and existing clients of $9.5 million and incremental revenue of $4.8 million from our acquisition of Blue State Solutions LLC. This was partially offset by a $3.8 million impact due to the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during 2015 compared to 2014. All Other revenues were 17.6% and 20.0% of our total revenues in 2015 and 2014, respectively.

Cost of Revenues and Gross Margin: The following table set forth cost of revenues and the gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,			Percentage change	Year ended December 31,
	2015	2014	Change		2015	2014	Change
	(dollars in millions)
Insurance	$134.2	$107.1	$27.1	25.3%	32.8%	29.2%	3.6%
Healthcare	37.2	29.6	7.6	25.7%	32.6%	30.9%	1.7%
TT&L	37.5	29.9	7.6	25.4%	39.8%	36.9%	2.9%
F&A	46.9	56.8	(9.9)	(17.4)%	40.3%	38.3%	2.0%
Analytics	78.8	46.0	32.8	71.3%	35.4%	29.9%	5.5%
All Other	68.3	63.2	5.1	8.1%	38.2%	36.9%	1.3%
Total	$402.9	$332.6	$70.3	21.1%	35.9%	33.4%	2.5%
For the year ended December 31, 2015, cost of revenues was $402.9 million compared to $332.6 million for the year ended December 31, 2014, an increase of $70.3 million or 21.1%. Our overall gross margin for 2015 was 35.9% compared to 33.4% for 2014, an increase of 2.5% or 250 basis points (bps).
The increase in cost of revenues in Insurance of $27.1 million was primarily due to an increase in employee-related costs relating to an acquisition of $36.7 million, decrease in employee-related costs (excluding acquisition related) of $8.9 million due to lower headcount (approximately 6,800 as of December 31, 2015 compared to approximately 7,700 as of December 31, 2014) partially offset by wage inflation, increase in travel related costs of $3.0 million (includes $3.4 million related to acquisition) and other operating costs of $0.2 million. This increase was partially offset by a decrease in technology and infrastructure costs of $1.1 million and further by $2.7 million impact due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during 2015 compared to 2014. Insurance gross margin excluding the impact of $26.3 million of reimbursement of disentanglement costs in connection with certain transition related expenses to Travelers in 2014 decreased by 700 bps during 2015 compared to 2014. This decrease was primarily due to loss of high margin revenues from Travelers and lower gross margins in our Overland acquisition.
The increase in cost of revenues in Healthcare of $7.6 million was primarily due to an increase in employee-related costs of $6.4 million on account of higher headcount (approximately 2,500 as of December 31, 2015 compared to approximately 2,100 as of December 31, 2014) and wage inflation, increase in technology and infrastructure of $1.9 million and increase in travel related costs of $0.4 million. This increase was partially offset by $1.1 million impact due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during 2015 compared to 2014. Healthcare gross margin increased by 170 bps during 2015 compared to 2014, primarily due to higher revenues and maturity of our client relationships.
The increase in cost of revenues in TT&L of $7.6 million was primarily due to an increase in employee-related costs of $6.6 million on account of higher headcount (approximately 3,600 as of December 31, 2015 compared to approximately 2,900 as of December 31, 2014) and wage inflation, technology and infrastructure costs of $2.2 million and travel related costs of $0.4 million. This was partially offset by $1.7 million due to the impact of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during 2015 compared to 2014. TT&L gross margin increased by 290 bps during 2015 compared to 2014, primarily due to higher revenues and maturity of our client relationships.
The decrease in cost of revenues in F&A of $9.9 million was primarily due to a decrease in employee-related costs of $6.9 million, and a decrease in technology and infrastructure costs of $2.0 million associated with decrease in revenues from a significant client, partially offset by an increase in travel related costs of $0.8 million. The cost of revenues further decreased by a $1.7 million impact due to the depreciation of the Indian rupee against the U.S. dollar during 2015 compared to 2014. F&A gross margin increased by 200 bps during 2015 compared to 2014, primarily because the decreased revenue had lower gross margin.
The increase in cost of revenues in Analytics of $32.8 million was primarily due to an increase in employee-related costs of $13.9 million (including $4.0 million related to acquisition) on account of higher headcount (approximately 1,900 as of December 31, 2015 compared to approximately 1,500 as of December 31, 2014) and wage inflation. We also experienced an increase in other operating costs of $18.1 million (including $18.0 million related to acquisition) and technology and infrastructure costs of $2.2 million. The increase was partially offset by a decrease of $1.4 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine Peso against the U.S. dollar during 2015 compared to 2014. Analytics gross margin increased by 550 bps during 2015 compared to 2014, primarily due to higher revenues and better resource utilization.

The increase in cost of revenues in All Other of $5.1 million was primarily due to an increase in employee-related costs of $7.6 million (including $2.8 million related to acquisition) on account of higher headcount (approximately 4,500 as of December 31, 2015 compared to approximately 4,000 as of December 31, 2014) and wage inflation and infrastructure cost of $0.3 million, partially offset by travel related costs of $0.7 million and other operating costs by $0.3 million. The increase was further offset by $1.7 million due to the depreciation of the Indian rupee, Philippines peso and the U.K. pound sterling against the U.S. dollar during 2015 compared to 2014. All Other gross margin increased by 130 bps during 2015 compared to 2014, primarily due to higher revenues and better resource utilization in our consulting operating segment.
Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2015	2014	Change
	(dollars in millions)
General and administrative expenses	$77.3	$65.4	$11.9	18.2%
Selling and marketing expenses	49.5	39.3	10.2	26.0%
Selling, general and administrative expenses	$126.8	$104.7	$22.1	21.1%
As a percentage of revenues	20.2%	21.0%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $17.6 million (including $13.2 million of incremental employee-related costs related to our acquisitions). The remaining increase of $4.4 million in employee-related cost was primarily due to annual wage increments and an increase in our average headcount to support the increased business volumes. We also experienced an increase in our other SG&A expenses of $6.6 million (including incremental SG&A expenses of $3.4 million related to our acquisitions), due to an increase in facility and other general and administrative expenses of $1.9 million primarily associated with our new operating centers in India, South Africa and Colombia and an increase in travel and other marketing related expenses of $1.3 million. This increase was partially offset by a decrease of $2.1 million due to the impact of depreciation of the Indian rupee, the U.K. pound sterling and the Philippine peso against the U.S. dollar during 2015 compared to 2014.
Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2015	2014	Change
	(dollars in millions)
Depreciation and amortization expense	$21.3	$21.4	$(0.1)	(0.5)%
Intangible amortization expense	10.2	6.6	3.6	54.5%
Depreciation and amortization expense	$31.5	$28.0	$3.5	12.3%
As a percentage of revenues	5.0%	5.6%
Depreciation and amortization expense increased $3.5 million, or 12.3%, from $28.0 million for the year ended December 31, 2014 to $31.5 million for the year ended December 31, 2015. Intangible amortization expense increased by $3.6 million, primarily due to an incremental amortization expense associated with our acquisitions. Depreciation expenses decreased by $0.1 million, due to the impact of change in estimated useful life of certain property, plant and equipment of $1.7 million and $0.7 million due to the impact of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during 2015 compared to 2014. This decrease was partially offset by an increase in the depreciation expenses of $2.3 million (including incremental depreciation expenses of $1.1 million related to our acquisitions), primarily due to the depreciation expenses associated with our new operating centers in India, South Africa and the Philippines.
Income from Operations. Income from operations increased $33.3 million, or 97.8%, from $34.0 million for the year ended December 31, 2014 to $67.3 million for the year ended December 31, 2015. As a percentage of revenues, income from operations increased from 6.8% for the year ended December 31, 2014 to 10.7% for the year ended December 31, 2015.
Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during 2015. The average exchange rate of the Indian rupee against the U.S. dollar increased from 61.12 during 2014 to 64.28 during 2015. The average exchange rate of the U.K pound sterling against the U.S. dollar increased from 0.61 during 2014 to 0.66 during 2015. The average exchange rate of the Philippine peso against the U.S. dollar increased from 44.43 during 2014 to 45.60 during 2015.

We recorded a net foreign exchange gain of $2.8 million for the year ended December 31, 2015 compared to a negligible foreign exchange impact for the year ended December 31, 2014.
Other Income, net

	Year ended December 31,			Percentage change
	2015	2014	Change
	(dollars in millions)
Interest and dividend income	$2.9	$3.7	$(0.8)	(21.6)%
Gain on sale of mutual fund investments	3.9	—	3.9	100.0%
Other, net	0.2	0.3	(0.1)	(33.3)%
Other income, net	$7.0	$4.0	$3.0	75.0%
Increase in gain on sale of mutual fund investments of $3.9 million, partially offset by a decrease in interest and dividend income of $0.8 million, was primarily due to higher cash balances in our certain foreign subsidiaries and higher yield on investments during the year ended December 31, 2015 compared to the year ended December 31, 2014.
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
Liquidity and Capital Resources

	Year ended December 31,
	2016	2015
	(dollars in millions)
Opening cash and cash equivalents	$205.3	$176.5
Net cash provided by operating activities	100.3	96.7
Net cash used for investing activities	(54.7)	(73.5)
Net cash (used for)/provided by financing activities	(32.7)	10.0
Effect of exchange rate changes	(5.0)	(4.4)
Closing cash and cash equivalents	$213.2	$205.3
As of December 31, 2016 and 2015, we had $226.6 million and $219.0 million, respectively, in cash, cash equivalents and short-term investments (including $170.1 million and $136.0 million, respectively, held by our foreign subsidiaries). We do not intend to repatriate funds held by our foreign subsidiaries since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we intend to reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.
Operating Activities: Cash flows provided by operating activities increased by $3.6 million from $96.7 million for the year ended December 31, 2015 to $100.3 million for the year ended December 31, 2016. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.
The increase in cash flows provided by operations for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to an increase in net income adjusted for non-cash expenses of $7.4 million. The increase was partially offset by an increase in working capital of $2.9 million during the year ended December 31, 2016 compared to a decrease of $0.9 million during the year ended December 31, 2015. The increase in working capital was primarily due to an increase in accounts receivables, prepaid expenses, and a decrease in accounts payables, offset by an increase in accrued expenses and other current liabilities, deferred revenue and accrued employee costs.
Investing Activities: Cash flows used for investing activities decreased by $18.9 million from $73.5 million for the year ended December 31, 2015 to $54.7 million for the year ended December 31, 2016. The decrease was primarily due to cash paid for the RPM acquisition (net of cash acquired) of $44.3 million during the year ended December 31, 2015 compared to cash paid for the Liss, IQR and Datasource acquisitions (net of cash acquired), aggregating to $28.7 million, during the year ended December 31, 2016. There was a further decrease due to a reduction in cash used for purchase of short term investments (net of redemption) of $3.6 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Financing Activities: Cash flows used for financing activities were $32.7 million during the year ended December 31, 2016 compared to cash flows provided by financing activities of $10.0 million during the year ended December 31, 2015. The increase in cash flows used for financing activities was primarily due to net borrowings of $20.0 million under the Credit Agreement (as described below in “—Financing Arrangements”) during the year ended December 31, 2015 compared to repayment of borrowings of $25.0 million during the year ended December 31, 2016. Cash flows from financing activities further decreased due to higher purchases of treasury stock by $4.0 million under the shares repurchase program which was partially offset by an increase in proceeds from exercise of stock options of $3.1 million during the year ended December 31, 2016 compared to the year ended December 31, 2015.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $25.9 million of capital expenditures in the year ended December 31, 2016. We expect to incur capital expenditures of between $35.0 million to $40.0 million in 2017, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications and infrastructure.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (refer to Note 19 to our consolidated financial statements for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.
Financing Arrangements (Debt Facility)
On October 24, 2014, we entered into a Credit Agreement that provided for a $50.0 million revolving credit facility (“Credit Facility”). We had an option to increase the commitments under the Credit Facility by up to an additional $50.0 million which we exercised on February 23, 2015, via an amendment to the Credit Agreement under the same terms and conditions which were available in the Credit Agreement. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty.
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 2.21% per annum during the year ended December 31, 2016.

The Credit Facility is guaranteed by our domestic subsidiaries and material foreign subsidiaries. The obligations under the Credit Agreement are secured by all or substantially all of the assets of the borrower and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on our indebtedness, and a covenant to not permit the interest coverage ratio (the ratio of EBIT to cash interest expense) or the leverage ratio (total funded indebtedness to EBITDA), for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or 2.5 to 1.0, respectively.  At December 31, 2016, we were in compliance with the financial covenants listed above. As of December 31, 2016, we had an outstanding debt of $45.0 million of which $10 million is expected to be repaid within the next twelve months and is included under "short-term borrowings" and the balance of $35.0 million is included under "long-term borrowings" in the consolidated balance sheets.
Borrowings under the Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2016:

	Payment Due by Period
	Less than	1-3	3-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.3	$0.3	$—	$—	$0.6
Operating leases	9.6	14.0	6.0	1.4	31.0
Purchase obligations	10.6	4.8	—	—	15.4
Other obligations(a)	2.8	4.6	3.7	5.2	16.3
Borrowings
Principal payments	10.0	35.0	—	—	45.0
Interest Payments(b)	1.1	1.7	—	—	2.8
Total contractual cash obligations(c)	$34.4	$60.4	$9.7	$6.6	$111.1

(a)	Represents estimated payments under the Gratuity Plan.

(b)	Interest on borrowings is calculated based on the effective interest rate on the outstanding borrowings as of December 31, 2016.

(c)	Excludes $3.1 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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
Components of Market Risk
Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars (80.9% in the year ended December 31, 2016) or U.K. pounds sterling (16.0% in the year ended December 31, 2016), a substantial portion of our expenses were incurred and paid in Indian rupees and Philippine peso (33.6% and 11.0%, respectively, in the year ended December 31, 2016). We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Indian rupee, the Philippine peso, U.K. pound sterling, and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. The average exchange rate of the Indian rupee against the U.S. dollar increased from 64.28 during the year ended December 31, 2015 to 67.25 during the year ended December 31, 2016, representing a depreciation of 4.6%. The average exchange rate of the Philippine peso against the U.S. dollar increased from 45.60 during the year ended December 31, 2015 to 47.67 during the year ended December 31, 2016, representing a depreciation of 4.5%. Based upon our level of operations during the year ended December 31, 2016 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our revenues by approximately $12.0 million and increased/decreased our expenses incurred and paid in Indian rupees by approximately $19.9 million in the year ended December 31, 2016, respectively. Similarly, a 10% appreciation/depreciation in the Philippine Peso against the U.S. dollar would have increased/decreased our revenues by approximately $1.7 million and increased/decreased our expenses incurred and paid in Philippine Peso by approximately $6.5 million in the year ended December 31, 2016, respectively.
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
  Cash flow hedges with notional amounts of $218.5 million and $230.9 million were outstanding as at December 31, 2016 and 2015, respectively, with maturity periods of one to forty five-months. The fair value of these cash flow hedges as of December 31, 2016 and 2015 was $3.9 million and $1.5 million, respectively and is included in Other Comprehensive Income on our Consolidated Balance Sheets. During the year ended December 31, 2016 we recognized $2.5 million as a foreign exchange gain from the maturing cash flow hedges, which was largely offset by the foreign exchange loss on the related expenses of $2.6 million. The net impact on earnings for the year ended December 31, 2015 from the maturing cash flow hedges was insignificant, offset by an insignificant foreign currency impact on the related expenses.

We also enter into foreign currency forward contracts to economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC topic 815, “Derivatives and Hedging” (“ASC No. 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged. Forward exchange contracts with notional amounts of $71.3 million and GBP 11.2 million were outstanding at December 31, 2016 compared to $61.6 million and GBP 13.3 million outstanding at December 31, 2015. The fair values of these derivative instruments as of December 31, 2016 and 2015 were $0.1 million and $0.3 million, respectively and are included in the "foreign exchange gain / (loss)" in our Consolidated Statements of Income. At December 31, 2016, the outstanding derivative instruments had maturities of 31 days or less.
Interest Rate Risk. As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on October 24, 2014 we entered into a Credit Agreement that provides for a $50 million revolving credit facility and a letter of credit sub-facility. We had an option to increase the commitments under the Credit Facility by up to an additional $50 million which we exercised on February 23, 2015, via an amendment to the Credit Agreement under the same terms and conditions which were available in the Credit Agreement. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty.
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
We had cash, cash equivalents and short-term investments totaling $226.6 million and $219.0 million at December 31, 2016 and 2015, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into these investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 50 basis point increase or decrease in short term rates may impact our net interest income for the year ended December 31, 2016 by approximately $0.4 million.
Credit Risk. As of December 31, 2016 and 2015, we have accounts receivable of $113.1 million and $92.7 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have not been material. No single client owed more than 10% of accounts receivable balance as on December 31, 2016 and 2015.

ITEM 8.    Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at Item 15. "Exhibits and Financial Statement Schedules.”

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of December 31, 2016, were effective.
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

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S.;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and our board of directors; and

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

Our management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2016. See Ernst & Young LLP’s accompanying report on their audit of our internal controls over financial reporting.
In making its assessment of the changes in internal control over financial reporting as of December 31, 2016, our management excluded an evaluation of the disclosure controls and procedures of Liss, IQR and Datasource which we acquired on July 1, 2016, September 1, 2016 and October 22, 2016, respectively and aggregating to $35,563 thousands and $29,449 thousands of total and net assets, respectively as of December 31, 2016 and $6,855 thousands of revenues for the year then ended.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our Board of Directors”, “Our Executive Officers” and “Corporate Governance — Committees — Audit Committee”, “— Committees — Nominating and Governance Committee” and “— Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year end of December 31, 2016.

ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis”, “— Compensation Committee Report”, “— Summary Compensation Table for Fiscal Year 2016”, “— Grants of Plan-Based Awards Table for Fiscal Year 2016”, “Outstanding Equity Awards at Fiscal 2016 Year-End”, “Option Exercises and Stock Vested During Fiscal Year 2016”, “— Pension Benefits for Fiscal Year 2016”, “— Potential Payments upon Termination or Change in Control at Fiscal 2016 Year-End”, “— Director Compensation for Fiscal Year 2016”, “— Risk and Compensation Policies” and “Corporate Governance —Compensation Committee Interlocks and Insider Participation”.

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
Financial statement schedules as of December 31, 2016 and 2015, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

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

Date: March 15, 2017	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	March 15, 2017
Rohit Kapoor

/S/ GAREN K. STAGLIN	Chairman of the Board	March 15, 2017
Garen K. Staglin

/S/ VISHAL CHHIBBAR	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017
Vishal Chhibbar

/S/ ANNE MINTO	Director	March 15, 2017
Anne Minto

/S/ CLYDE W. OSTLER	Director	March 15, 2017
Clyde W. Ostler

/S/ DAVID B. KELSO	Director	March 15, 2017
David B. Kelso

/S/ DEBORAH KERR	Director	March 15, 2017
Deborah Kerr

/S/ NITIN SAHNEY	Director	March 15, 2017
Nitin Sahney

/S/ SOM MITTAL	Director	March 15, 2017
Som Mittal

INDEX TO EXHIBITS
The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

2.1*
Merger Agreement, dated as of April 30, 2011, by and among ExlService Holdings, Inc., F&A BPO Merger Sub, Inc., Business Process Outsourcing, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 6, 2011).

2.2**
Agreement and Plan of Merger, dated October 24, 2014, among ExlService.com, LLC, Heartland Acquisition Sub Corp., Overland Holdings, Inc., New Mountain Affiliated Investors, L.P., and New Mountain Partners, L.P., a New York limited partnership (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed October 30, 2014).

2.3**
Securities Purchase Agreement dated February 23, 2015 by and among ExlService Holdings, Inc., ExlService.com LLC, RPM Direct LLC, RPM Data Solutions, LLC and the security holders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on May 1, 2015).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 25, 2006).

3.2	Fourth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on February 28, 2017).

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed (File No. 1-33089) on October 25, 2006).

10.1+
Employment and Non-Competition Agreement, dated April 29, 2015, between ExlService Holdings, Inc. and Rohit Kapoor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on July 30, 2015).

10.2+
Employment Agreement, dated July 31, 2002, between ExlService Holdings, Inc. and Pavan Bagai (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed on December 6, 2004).

10.3+
Employment Agreement, effective as of January 1, 2016, between ExlService Holdings, Inc. and Vishal Chhibbar (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 29, 2016).

10.4+
Employment Agreement, dated as of September 15, 2014, between ExlService Holdings, Inc. and Nalin Kumar Miglani (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 29, 2016).

10.5+
Letter Agreement, dated March 14, 2014, between ExlService Holdings, Inc. and Nancy Saltzman (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on May 1, 2015).

10.6+	Employment Agreement, dated November 19, 2016, between ExlService Holdings, Inc. and Nagaraja Srivatsan.

10.7+
Letter Agreement, dated March 20, 2008, between Exl Service.com, Inc. and Rembert de Villa (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on March 16, 2011).

10.8+
ExlService Holdings, Inc. 2003 India Employee Stock Option Plan (incorporated by reference to Exhibit 10.16 of Amendment 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed on July 28, 2006).

10.9+
ExlService Holdings, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 of Amendment 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed July 28, 2006).

10.10+
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

10.12+
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

10.18+
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

10.25+
Form of 2010 Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on February 4, 2010).

10.26+
Form of 2010 Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on February 4, 2010).

10.27+
Form of 2010 Restricted Stock Unit Agreement (International) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on February 4, 2010).

10.28+
Form of 2010 Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on February 4, 2010).

10.29
Form of 2010 Restricted Stock Unit Agreement (International) under the 2006 Omnibus Award Plan (3 Year Variable Vesting) (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on February 4, 2010).

10.30
Framework Agreement, dated July 25, 2005, between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on March 16, 2009).

10.31+
Notice of Extension between Centrica plc and the Company, dated July 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on November 10, 2008).

10.32+
Amendment No. 6, dated April 1, 2009, to the Framework Agreement between Centrica plc, the Company and ExlService.com (India) Private Limited (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on March 16, 2010).

10.33*+
Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-157076) filed February 2, 2009).

10.34+
Framework Agreement, dated February 29, 2012, by and among Centrica plc, the Company and exl Service.com (India) Private Limited (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A (File No. 1-33089) filed on June 1, 2012).

10.35
Form of Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on May 1, 2014).

10.36
Credit Agreement, dated as of October 24, 2014, among ExlService Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent and co-lead arranger, Citibank, N.A., as co-lead arranger, and the other Loan Parties and Lenders thereto (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 27, 2015).

10.37+
First Amendment to Credit Agreement and Incremental Facility Agreement, dated as of February 23, 2015, by and among ExlService Holdings, Inc., each of its subsidiaries party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 27, 2015).

10.38+
ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 25, 2015).

10.39+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 27, 2016).

10.40+	Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase***

101.DEF	XBRL Taxonomy Extension Definition Linkbase***

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**

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

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of ExlService Holdings, Inc.
We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ExlService Holdings, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExlService Holdings, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP
New York, New York
March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of ExlService Holdings, Inc.
We have audited ExlService Holdings, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). ExlService Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Liss Systems Limited, IQR Consulting Inc. and Datasource Consulting, LLC, which is included in the 2016 consolidated financial statements of ExlService Holdings, Inc. and constituted $35,563 thousands and $29,449 thousands of total and net assets, respectively, as of December 31, 2016 and $6,855 thousands of revenues for the year then ended. Our audit of internal control over financial reporting of ExlService Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Liss Systems Limited, IQR Consulting Inc. and Datasource Consulting, LLC.
In our opinion, ExlService Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExlService Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of ExlService Holdings, Inc. and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP
New York, New York
March 15, 2017

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$213,155	$205,323
Short-term investments	13,491	13,676
Restricted cash	3,846	1,872
Accounts receivable, net	113,067	92,650
Prepaid expenses	7,855	8,027
Advance income tax, net	6,242	2,432
Other current assets	21,168	15,219
Total current assets	378,824	339,199
Property, plant and equipment, net	49,029	47,991
Restricted cash	3,393	3,319
Deferred taxes, net	14,799	13,749
Intangible assets, net	53,770	52,733
Goodwill	186,770	171,535
Other assets	19,943	22,257
Total assets	$706,528	$650,783
Liabilities and Equity
Current liabilities:
Accounts payable	$3,288	$6,401
Short-term borrowings	10,000	10,000
Deferred revenue	16,615	11,518
Accrued employee cost	50,832	44,526
Accrued expenses and other current liabilities	43,264	34,250
Current portion of capital lease obligations	232	384
Total current liabilities	124,231	107,079
Long term borrowings	35,000	60,000
Capital lease obligations, less current portion	300	278
Non-current liabilities	14,819	17,655
Total liabilities	174,350	185,012
Commitments and contingencies
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,699,819 shares issued and 33,628,109 shares outstanding as of December 31, 2016 and 34,781,201 shares issued and 33,091,223 shares outstanding as of December 31, 2015	36	35
Additional paid-in-capital	284,646	254,052
Retained earnings	382,722	320,989
Accumulated other comprehensive loss	(75,057)	(67,325)
Total including shares held in treasury	592,347	507,751
Less: 2,071,710 shares as of December 31, 2016 and 1,689,978 shares as of December 31, 2015, held in treasury, at cost	(60,362)	(42,159)
ExlService Holdings, Inc. stockholders' equity	$531,985	$465,592
Non-controlling interest	193	179
Total equity	$532,178	$465,771
Total liabilities and equity	$706,528	$650,783
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenues, net	$685,988	$628,492	$499,278
Cost of revenues (exclusive of depreciation and amortization)	447,956	402,917	332,535
Gross profit	238,032	225,575	166,743
Operating expenses:
General and administrative expenses	88,648	77,293	65,381
Selling and marketing expenses	50,582	49,474	39,294
Depreciation and amortization	34,580	31,465	28,028
Total operating expenses	173,810	158,232	132,703
Income from operations	64,222	67,343	34,040
Foreign exchange gain/(loss), net	5,597	2,744	(5)
Interest expense	(1,343)	(1,338)	(369)
Other income, net	15,408	7,027	3,972
Income before income tax expense	83,884	75,776	37,638
Income tax expense	22,151	24,211	5,193
Net income	$61,733	$51,565	$32,445
Earnings per share:
Basic	$1.84	$1.55	$0.99
Diluted	$1.79	$1.51	$0.96
Weighted-average number of shares used in computing earnings per share:
Basic	33,566,367	33,298,104	32,804,606
Diluted	34,563,319	34,178,340	33,636,593
See accompanying notes to consolidated financial statements

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2016	2015	2014
Net income	$61,733	$51,565	$32,445
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges, net of taxes $1,184, ($402) and $1,768, respectively	2,711	(709)	5,002
Foreign currency translation adjustment	(9,236)	(12,510)	(5,462)
Retirement benefits, net of taxes ($204), $22 and ($28), respectively	(439)	584	(34)
Reclassification adjustments
Realized (gain)/loss on cash flow hedges, net of taxes ($639), $456 and $1,571, respectively(1)	(795)	661	5,569
Retirement benefits, net of taxes $63, $53 and $15, respectively(2)	27	158	134
Total other comprehensive (loss)/income	$(7,732)	$(11,816)	$5,209
Total comprehensive income	$54,001	$39,749	$37,654

(1)	These are reclassified to net income and are included in the foreign exchange gain/(loss) in the consolidated statements of income. See Note 12 to the consolidated financial statements.

(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the consolidated statements of income. See Note 15 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)			Non - Controlling Interest	Total Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance as of December 31, 2013	33,342,312	$33	$214,522	$236,979	$(60,718)	(1,170,129)	$(24,642)	$—	$366,174
Stock issued on exercise/vesting of equity awards	861,040	1	6,459	—	—	—	—	—	6,460
Stock based compensation	—	—	11,011	—	—	—	—	—	11,011
Excess tax benefit from stock based compensation	—	—	1,181	—	—	—	—	—	1,181
Acquisition of treasury stock		—	—	—	—	(127,756)	(3,322)	—	(3,322)
Non-controlling interest	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	5,209	—	—	—	5,209
Net income	—	—	—	32,445	—	—	—	—	32,445
Balance as of December 31, 2014	34,203,352	$34	$233,173	$269,424	$(55,509)	(1,297,885)	$(27,964)	$—	$419,158
Stock issued on exercise/vesting of equity awards	577,849	1	3,374	—	—	—	—	—	3,375
Stock based compensation	—	—	16,047	—	—	—	—	—	16,047
Excess tax benefit from stock based compensation	—	—	1,458	—	—	—	—	—	1,458
Acquisition of treasury stock	—	—	—	—	—	(392,093)	(14,195)	—	(14,195)
Non-controlling interest	—	—	—	—	—	—	—	179	179
Other comprehensive loss	—	—	—	—	(11,816)	—	—	—	(11,816)
Net income	—	—	—	51,565	—	—	—	—	51,565
Balance as of December 31, 2015	34,781,201	$35	$254,052	$320,989	$(67,325)	(1,689,978)	$(42,159)	$179	$465,771
Stock issued on exercise/vesting of equity awards	918,618	1	6,498	—	—	—	—	—	6,499
Stock based compensation	—	—	19,770	—	—	—	—	—	19,770
Excess tax benefit from stock based compensation	—	—	4,326	—	—	—	—	—	4,326
Acquisition of treasury stock	—	—	—	—	—	(381,732)	(18,203)	—	(18,203)
Non-controlling interest	—	—	—	—	—	—	—	14	14
Other comprehensive income	—	—	—	—	(7,732)	—	—	—	(7,732)
Net income	—	—	—	61,733	—	—	—	—	61,733
Balance as of December 31, 2016	35,699,819	$36	$284,646	$382,722	$(75,057)	(2,071,710)	$(60,362)	$193	$532,178

See accompanying notes to consolidated financial statements

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$61,733	$51,565	$32,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,580	31,465	28,028
Stock-based compensation expense	19,770	16,047	11,011
Unrealized foreign exchange gain	(1,001)	(3,798)	(424)
Deferred income taxes	(3,384)	2,238	76
Excess tax benefit from stock-based compensation	(4,326)	(1,458)	(1,181)
Change in fair value of earn-out consideration	(4,060)	—	—
Others, net	(107)	(278)	295
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(2,137)	(787)	(747)
Accounts receivable	(18,062)	(9,087)	3,261
Prepaid expenses and other current assets	(5,421)	(3,112)	(3,930)
Accounts payable	(2,628)	44	(146)
Deferred revenue	5,726	2,566	(947)
Accrued employee costs	5,304	8,528	179
Accrued expenses and other liabilities	9,080	(4,699)	8,426
Advance income tax, net	437	8,865	(7,841)
Other assets	4,754	(1,408)	(1,846)
Net cash provided by operating activities	100,258	96,691	66,659

Cash flows from investing activities:
Purchase of property, plant and equipment	(25,850)	(25,585)	(27,678)
Business acquisition (net of cash acquired)	(28,666)	(44,270)	(58,185)
Purchase of short-term investments	(182,471)	(129,050)	(9,134)
Proceeds from redemption of short-term investments	182,320	125,365	6,735
Net cash used for investing activities	(54,667)	(73,540)	(88,262)

Cash flows from financing activities:
Principal payments on capital lease obligations	(348)	(720)	(967)
Proceeds from borrowings	—	30,000	50,000
Repayments of borrowings	(25,000)	(10,000)	—
Proceeds from non-controlling interest	—	176	—
Payment of debt issuance costs	—	(74)	(405)
Acquisition of treasury stock	(18,203)	(14,195)	(3,322)
Proceeds from exercise of stock options	6,499	3,375	6,459
Excess tax benefit from stock-based compensation	4,326	1,458	1,181
Net cash (used for)/provided by financing activities	(32,726)	10,020	52,946
Effect of exchange rate changes on cash and cash equivalents	(5,033)	(4,347)	(2,909)
Net increase in cash and cash equivalents	7,832	28,824	28,434
Cash and cash equivalents, beginning of year	205,323	176,499	148,065
Cash and cash equivalents, end of year	$213,155	$205,323	$176,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,178	$1,188	$355
Cash paid for taxes, net of refund	$15,667	$11,505	$11,204
Assets acquired under capital lease	$334	$215	$366
See accompanying notes to consolidated financial statement.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(In thousands, except share and per share amounts)
1. Organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the “Company”), operates in Business Process Management ("BPM") industry providing operations management services and analytics services that helps businesses enhance growth and profitability. Using its proprietary platforms, methodologies and tools, the Company looks deeper to help companies improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. The Company’s clients are located principally in the U.S. and the U.K.
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
Non-controlling interest is the equity in a subsidiary not attributable, directly or indirectly, to the parent. Non-controlling interest in the net assets of consolidated subsidiaries is disclosed separately from the Company's equity. Non-controlling interest consists of the amount of such interest at the date of obtaining control over the subsidiary, and the non-controlling interest's share of changes in equity since that date. The non-controlling interest in the operations for the years ended December 31, 2016 and 2015 was insignificant and is included under general and administrative expenses in the consolidated statements of income.

(b)	Use of Estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, recoverability of service tax receivables, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, depreciation and amortization periods, purchase price allocation, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.
In accordance with its policy, the Company reviews the estimated useful lives of its property, plant and equipment on an ongoing basis.

(c)	Foreign Currency Translation
The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates except for the entities in Mauritius which use the U.S. dollar as its functional currency. Transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency at the rates of exchange prevailing at the balance sheet date. All transaction foreign exchange gains and losses are recorded in the accompanying consolidated statements of income.
The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Resulting translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheet.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

(d)	Revenue Recognition
The Company derives its revenues from operations management and analytics services. Revenues from operations management services are recognized primarily on a time-and-material based, transaction-based, outcome-based, cost-plus and fixed-price basis; revenues from analytics services are recognized primarily on a time-and-material and fixed price basis. The services provided by the Company under its contracts with the customer generally contain one unit of accounting except the software and related services contracts involving implementation services and post contract maintenance services. In such multiple element arrangements, revenue is allocated to maintenance based on the price charged when that element is sold separately (vendor specific objective evidence or “VSOE”). Revenues are recognized when the four basic criteria are met; persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.
Revenues under time-and-material, transaction and outcome-based contracts are recognized as the services are performed. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), the Company monitors such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any penalties or service credits that are due to a client.
Revenue from Analytics services including modeling, targeting and designing of campaigns and mail marketing including email marketing and other digital solutions is typically recognized on delivery of such campaigns. In respect of arrangements involving subcontracting, in part or whole, of the assigned work, the Company evaluates revenues to be recognized under Accounting Standard Codification ("ASC") topic 605-45, “Revenue recognition - Principal agent considerations”.
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
Revenues from the Company's software and related services contracts, which are not significant, are primarily related to maintenance renewals or incremental license fees for additional users. Maintenance revenues are generally recognized on a straight-line basis over the annual contract term. Fees for incremental license fees without any associated services are recognized upon delivery of the related incremental license. To a lesser extent, software and related services contracts may contain software license, related services and maintenance elements as a multiple element arrangement. In such cases, revenue is allocated to maintenance based on the price charged when that element is sold separately (vendor specific objective evidence or “VSOE”). Services related to software licenses are evaluated to determine whether those services are significant or essential to the functionality of the software. When services are significant or considered essential, revenues related to license fee and services are recognized as the services are performed using the percentage of completion method of accounting, under which the total value of revenue is recognized on the basis of the percentage that each contract’s total labor hours to date bears to the total expected labor hours (input method).
The Company accrues revenues for services rendered between the last billing date and the balance sheet date. Accordingly, its accounts receivable include amounts for services, as unbilled accounts receivables, that the Company has performed and for which an invoice has not yet been issued to the client.
The Company defers the revenues and related cost of revenue while a process is under migration and recognize such revenues and costs ratably over the period during which the related services are expected to be performed. The deferred costs are limited to the amounts of the deferred revenues. Deferred revenue also includes the amount for which the services have been rendered but the other conditions of revenue recognition are not met, for example where the Company does not have the persuasive evidence of the arrangements.
Reimbursements of out-of-pocket expenses received from clients are included as part of revenues. Reimbursements of out-of-pocket expenses included in revenues were $21,812, $18,848 and $19,606 for the years ended December 31, 2016, 2015 and 2014, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

(e)	Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Pursuant to the Company’s investment policy, surplus funds are invested in highly-rated mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds.
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports and for demands against pending income tax assessments (see Note 19 for details). These deposits with banks have maturity dates before and after December 31, 2017. Restricted cash also includes client funds held in dedicated bank accounts.

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
The Company's mutual fund investments are in debt and money market funds which invest in instruments of various maturities in India. These investments are accounted for in accordance with the fair value option under ASC topic 825-10 and change in fair value is included in interest and other income. The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold or disposed and is included in interest and other income.

(g)	Accounts Receivable
Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of the accounts receivable aging and prior collection experience to ascertain the ultimate collectability of these receivables. As of December 31, 2016 and 2015, the Company had $241 and $154 of allowance for doubtful accounts, respectively.
Accounts receivable include unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts. As of December 31, 2016 and 2015, the Company had $34,785 and $29,589 of unbilled accounts receivable, respectively.

(h)	Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Equipment held under capital leases are capitalized at the commencement of the lease at the lower of present value of minimum lease payments at the inception of the leases or its fair value. Advances paid towards acquisition of property, plant and equipment and the cost of property, plant and equipment not yet placed in service before the end of the reporting period are classified as capital work in progress.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization on equipment held under capital leases and leasehold improvements are computed using the straight-line method over the shorter of the assets’ estimated useful lives or the lease term.

(i)	Software Development Costs
Costs incurred for developing software or enhancements to the existing software products to be sold and/or used for internal use are capitalized once preliminary project stage is complete and technological feasibility has been established, i.e., it is probable that the software will be used as intended. Costs that qualify as software development costs include (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project, and (iii) interest costs (if any) incurred while developing the computer software. The capitalized costs are amortized on a straight-line basis over the estimated useful life. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

(j)	Business Combinations, Goodwill and Other Intangible Assets
ASC topic 805, “Business Combinations”, requires that the purchase method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is re-measured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Under ASC topic 350, “Intangibles-Goodwill and Other”, all assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under general and administrative expenses.
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
The first step involves a comparison of the fair value of a reporting unit with its carrying value. The fair value of the reporting unit is measured by discounting estimated future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit is tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
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
The Company’s definite lived intangible assets are amortized over their estimated useful lives as listed below using a straight-line method:

Customer relationships	3-15 years
Leasehold benefits	3-8 years
Developed technology	5-10 years
Non-compete agreements	1-5 years
Trade names and trademarks	3-10 years

(k)	Impairment of long-lived assets
Long-lived assets, including intangible assets, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. The impairment amount to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company determines fair value by using a discounted cash flow approach.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

(l)	Derivative Financial Instruments
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
The Company hedges anticipated transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges which are deemed effective, are recorded in accumulated other comprehensive income/(loss) (AOCI) until the hedged transactions occur and at that time are recognized in the foreign exchange gain/(loss) in the consolidated statement of income. Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss). The Company also uses derivatives instruments consisting of foreign currency exchange contracts to economically hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss).
The Company evaluates hedge effectiveness of cash flow hedges at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statement of income and is included in foreign exchange gain/(loss). For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

(m)	Employee Benefits
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

(n)	Share-Based Compensation
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
Under the Company’s 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (the “2015 Plan”), the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest based on a revenue target ("PU") at the end of a three-year period. The remaining 50% vest based on a market condition (“MUs”) that is contingent on meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of both targets.
The fair value of each PU was determined based on the market price of one common share of the Company on the date of grant, and the associated compensation expense was calculated on the basis that performance targets to receive 100% of the PUs is probable of being achieved. The compensation expense for the PUs is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PUs as of December 31, 2016 was based on the Company's assessment that the performance criteria for these grants would be met at the 100% performance target level during the respective years of vesting.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

The grant date fair value for the MUs was determined using a Monte Carlo simulation model and the related compensation expense is expensed on a straight-line basis over the vesting period. All compensation expense related to the MUs will be recognized if the requisite performance period is fulfilled, even if the market condition is not achieved.

(o)	Income Taxes
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

(p)	Financial Instruments and Concentration of Credit Risk
Financial Instruments. For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, and other current liabilities, recorded amounts approximate fair value due to the relatively short maturity periods of such instruments.
Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, time deposits, mutual fund investments, accounts receivable and derivative financial instruments. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to the Company’s investment policy, its surplus funds are maintained as cash or cash equivalents and are invested in highly-rated mutual funds, money market accounts and time deposits, placed with highly rated financial institutions to reduce its exposure to market risk with regard to these funds. The Company’s exposure to credit risk on account receivable is influenced mainly by the individual characteristic of each customer and the concentration of risk from the top few customers. To mitigate this risk the Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable. The Company does not enter into or trade financial instruments, including derivative financial instruments, for speculative purposes.

(q)	Lease Obligations

Leases under which the Company assumes substantially all risks and rewards of the ownership are classified as capital lease. When acquired, such assets are capitalized at fair value or present value of minimum committed lease payments at the inception of the lease, whichever is lower.

The Company leases its office facilities under non-cancellable operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on the Company’s balance sheet. Lease payments under operating lease are recognized as an expense on a straight line basis in the consolidated statement of income over the lease term.

(r)	Government Grants
Government grants related to income are recognized as a reduction of expenses in the consolidated statement of income when there is a reasonable assurance that the entity will comply with the conditions attached to the grant and that the grants will be received.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

(s)	Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC No. 815. Changes in the fair values of contracts that are deemed effective are recognized in other comprehensive income on the Company's consolidated balance sheet until the settlement of those contracts. The balances as of December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Cumulative currency translation adjustments	$(77,299)	$(68,063)
Unrealized gain on cash flow hedges, net of taxes of $1,207 and $662	2,740	824
Retirement benefits, net of taxes of ($342) and ($201)	(498)	(86)
Accumulated other comprehensive loss	$(75,057)	$(67,325)

(t)	Recent Accounting Pronouncements
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
The Company is in process of evaluating the impact of the standard update. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of our contractual arrangements and our mix of business. Upon adoption, we expect there to be a change in the manner that variable consideration in our revenue arrangements is recognized from the current practice of recognizing such revenue as the services are performed and the variable consideration is earned to estimating the achievability of the variable conditions when we begin delivering services and recognizing that amount over the contractual period.  The Company also expects a change in the manner that we recognize certain incremental and fulfillment costs from expensing them as incurred to deferring and recognizing them over the contractual period.
The Company continues to evaluate the available transition methods and our contractual arrangements. Our considerations include, but are not limited to, the comparability of our financial statements and the comparability within our industry from application of the new standard to our contractual arrangements. We plan to select a transition method by the second half of 2017. We have established an implementation team to implement the standard update related to the recognition of revenue from contracts with customers. The Company continues to evaluate the changes to accounting system and processes, and additional disclosure requirements that may be necessary.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is continuing to evaluate the impact of this update on its consolidated financial statements, however it expects to apply a modified retrospective approach to recognize expense based on actual forfeiture, recognize excess tax benefits and deficiencies on stock awards in the income tax provision and present the excess tax benefits and deficiencies in operating activities in the statement of cash flows as the primary effects of this update on its consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment should be applied through a modified retrospective approach. Early adoption as of the fiscal years beginning after December 15, 2018 is permitted. The adoption of ASU No. 2016-13 is not expected to have a material effect on its consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments are effective for fiscal years beginning after December 31, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this ASU to have a material effect on its financial position or results of operations.
In November 2016, FASB issued ASU No. 2016-18, Statement of cash flows - Restricted cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this update require that a statement of cash flows should explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years beginning after December 31, 2017 and interim periods within those annual periods. Early adoption is permitted with an adjustment reflected as of the beginning of the fiscal year in which the amendment is adoption. The Company does not expect the adoption of this ASU to have a material effect on its financial position or results of operations.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

3. Segment & Geographical Information
The Company operates in the BPM industry and is a provider of operations management and analytics services. The Company has eight operating segments which are strategic business units that align its products and services with how it manages its business, approaches its key markets and interacts with its clients. Six of those operating segments provide BPM or “operations management” services, which it organizes into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments, the Company provides operations management services, which typically involve transfer to the Company of select business operations of a client, after which it administers and manages those operations for its client on an ongoing basis. The remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and the Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
In prior years the Company presented two reportable segments: Operations Management (which included its insurance, healthcare, travel, transportation and logistics, finance and accounting, banking and financial services, utilities and consulting operating segments) and Analytics. Effective for the quarter and year ended December 31, 2016, the Company presents information for the following reportable segments:

•	Insurance

•	Healthcare

•	Travel, Transportation and Logistics (“TT&L”)

•	Finance and Accounting (“F&A”), and

•	Analytics
The remaining operating segments which includes banking and financial services, utilities and consulting operating segments have been included in a category called “All Other”. Segment information for all prior years presented herein has been changed to conform to the current presentation. This change in segment presentation does not affect its consolidated statements of income and comprehensive income, balance sheets or statements of cash flows.
The chief operating decision maker (“CODM”) generally reviews financial information such as revenues, cost of revenues and gross profit, disaggregated by the operating segments to allocate an overall budget among the operating segments.
The Company does not allocate and therefore the CODM does not evaluate other operating expenses, interest expense or income taxes by segment. Many of the Company’s assets are shared by multiple operating segments. The Company manages these assets on a total Company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented.
The July 2016 acquisition of Liss Systems Limited (“Liss”) is included in the Insurance reportable segment. Similarly, the September 2016 acquisition of IQR Consulting Inc. (“IQR”) along with the October 2016 acquisition of Datasource Consulting, LLC (“Datasource”) are included in the Analytics reportable segment.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the years ended December 31, 2016, 2015 and 2014, for each of the reportable segments, are as follows:

	Year ended December 31, 2016
	Insurance	Healthcare	TT&L	F&A	Analytics	All Other	Total

Revenues, net	$206,327	$68,656	$69,366	$79,416	$165,734	$96,489	$685,988
Cost of revenues (exclusive of depreciation and amortization)	146,203	44,098	41,962	48,302	106,341	61,050	447,956
Gross profit	$60,124	$24,558	$27,404	$31,114	$59,393	$35,439	$238,032
Operating expenses							173,810
Foreign exchange gain, interest expense and other income, net							19,662
Income tax expense							22,151
Net income							$61,733

	Year ended December 31, 2015
	Insurance	Healthcare	TT&L	F&A	Analytics	All Other	Total

Revenues, net	$199,878	$55,209	$62,264	$78,504	$122,151	$110,486	$628,492
Cost of revenues (exclusive of depreciation and amortization)	134,196	37,224	37,506	46,846	78,838	68,307	402,917
Gross profit	$65,682	$17,985	$24,758	$31,658	$43,313	$42,179	$225,575
Operating expenses							158,232
Foreign exchange gain, interest expense and other income, net							8,433
Income tax expense							24,211
Net income							$51,565

	Year ended December 31, 2014
	Insurance	Healthcare	TT&L	F&A	Analytics	All Other	Total

Revenues, net	$151,308	$42,848	$47,492	$92,013	$65,615	$100,002	$499,278
Cost of revenues (exclusive of depreciation and amortization)	107,026	29,598	29,945	56,770	46,042	63,154	332,535
Gross profit	$44,282	$13,250	$17,547	$35,243	$19,573	$36,848	$166,743
Operating expenses							132,703
Foreign exchange gain, interest expense and other income, net							3,598
Income tax expense							5,193
Net income							$32,445

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

Net revenues of the Company by service type, were as follows:

	Year ended December 31,
	2016	2015	2014
BPM and related services (1)	$520,254	$506,341	$433,663
Analytics services	165,734	122,151	65,615
Total	$685,988	$628,492	$499,278

(1) BPM and related services include revenues of all the operating segments other than Analytics. See reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Year ended December 31,
	2016	2015	2014
Revenues, net
United States	$554,945	$496,418	$368,870
Non-United States
United Kingdom	109,905	108,868	101,789
Rest of World	21,138	23,206	28,619
Total Non-United States	131,043	132,074	130,408
	$685,988	$628,492	$499,278

Property, plant and equipment by geographic area, were as follows:

	December 31, 2016	December 31, 2015
Property, plant and equipment, net
India	$23,362	$23,415
United States	10,809	10,680
Philippines	11,900	11,285
Rest of World	2,958	2,611
	$49,029	$47,991

For a discussion of risks attendant to foreign operations, see “Item 1A. Risk Factors - Risks Related to the International Nature of Our Business”.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

4. Quarterly Financial Data (Unaudited)
Summarized quarterly results for the years ended December 31, 2016 and 2015 are as follows:

	Three months ended 2016				Year ended
	March 31	June 30	September 30	December 31	December 31, 2016

Revenues, net	$167,036	$170,478	$171,200	$177,274	$685,988
Gross profit	$58,657	$58,452	$59,433	$61,490	$238,032
Net income	$13,820	$16,375	$16,050	$15,488	$61,733
Earnings Per Share:
Basic*	$0.41	$0.49	$0.48	$0.46	$1.84
Diluted*	$0.40	$0.47	$0.46	$0.45	$1.79
Weighted-average number of shares used in computing earnings per share:
Basic*	33,380,028	33,621,444	33,624,401	33,638,170	33,566,367
Diluted*	34,351,657	34,510,400	34,675,485	34,714,308	34,563,319

Stock compensation expense	$5,809	$4,450	$4,484	$5,027	$19,770
Amortization of intangibles	$2,715	$2,718	$2,848	$3,592	$11,873
	Three months ended 2015				Year ended
	March 31	June 30	September 30	December 31	December 31, 2015

Revenues, net	$143,510	$155,621	$163,503	$165,858	$628,492
Gross profit	$50,385	$55,143	$60,305	$59,742	$225,575
Net income	$9,567	$12,074	$15,162	$14,762	$51,565
Earnings Per Share:
Basic*	$0.29	$0.36	$0.46	$0.44	$1.55
Diluted*	$0.28	$0.35	$0.44	$0.43	$1.51
Weighted-average number of shares used in computing earnings per share:
Basic*	33,236,259	33,417,079	33,307,312	33,231,716	33,298,104
Diluted*	34,051,971	34,207,973	34,180,635	34,272,731	34,178,340

Stock compensation expense	$4,255	$3,553	$4,471	$3,768	$16,047
Amortization of intangibles	$2,059	$2,808	$2,642	$2,717	$10,226
* Total of quarterly basic and diluted earnings per share and weighted average number of shares used in computing earnings per share will not be equal to year end basic and diluted earnings per share and weighted average number of shares used in computing earnings per share, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

5. Earnings Per Share
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

The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2016	2015	2014
Numerators:
Net income	$61,733	$51,565	$32,445
Denominators:
Basic weighted average common shares outstanding	33,566,367	33,298,104	32,804,606
Dilutive effect of share based awards	996,952	880,236	831,987
Diluted weighted average common shares outstanding	34,563,319	34,178,340	33,636,593
Earnings per share:
Basic	$1.84	$1.55	$0.99
Diluted	$1.79	$1.51	$0.96
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	92,538	73,896	114,395

6. Other Income, net
Other Income, net consists of the following:

	Year ended December 31,
	2016	2015	2014
Interest and dividend income	$1,673	$2,904	$3,709
Gain on sale of mutual fund investments	8,087	3,902	—
Change in fair value of earn-out consideration	4,060	—	—
Other, net	1,588	221	263
Other income, net	$15,408	$7,027	$3,972

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

7. Property, Plant and Equipment
Property, plant and equipment consist of the following:

	Estimated useful lives (Years)	December 31, 2016	December 31, 2015
Owned Assets:
Network equipment, computers and software	3-5	$109,998	$95,245
Leasehold improvements	3-8	31,192	28,603
Office furniture and equipment	3-8	15,426	14,000
Motor vehicles	2-5	580	540
Buildings	30	1,171	1,202
Land	-	766	787
Capital work in progress	-	4,964	3,140
		164,097	143,517
Less: Accumulated depreciation and amortization		(115,568)	(96,079)
		$48,529	$47,438
Assets under capital leases:
Leasehold improvements		$854	$877
Office furniture and equipment		133	136
Motor vehicles		810	806
		1,797	1,819
Less: Accumulated depreciation and amortization		(1,297)	(1,266)
		$500	$553
Property, Plant and Equipment, net		$49,029	$47,991
Total depreciation and amortization expense excluding amortization of intangibles for the year ended December 31, 2016, 2015 and 2014 was $22,707, $21,239 and $21,405, respectively. The Company capitalized software development costs, during the year ended December 31, 2016 and December 31, 2015 amounting to $2,242 and nil, respectively, which is included under Network equipment, computers and software. Amortization expense for the capitalized software development costs for the year ended December 31, 2016 and December 31, 2015 was $336 and nil, respectively.
Capital work in progress represents advances paid towards acquisition of property, plant and equipment and cost of property, plant and equipment and internally generated software costs not yet ready to be placed in service.
During the year ended December 31, 2016, the review indicated that there were no changes in estimated useful lives of property, plant and equipment.

8. Business Combinations, Goodwill and Intangible Assets

a) Liss Systems Limited
On July 1, 2016, the Company entered into a share purchase agreement (the “Liss Agreement”) for the purchase of Liss.
Pursuant to the Liss Agreement, the Company purchased all of the issued and outstanding shares of Liss from the Liss shareholders for a cash consideration of $5,111. A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Liss Agreement.
The Company also issued 33,459 shares of restricted common stock with an aggregate fair value of $1,754 to certain key employees of Liss, each of whom accepted employment positions with the Company upon consummation of the combination. The restricted common stock vest proportionally over four years and the fair value of these grants will be recognized as compensation expense on a straight-line basis over the vesting term.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

Liss is a provider of policy administration solutions for the life insurance and pensions industry. Liss’s flagship "LISSIA" platform includes multi-channel interfaces, underwriting, workflow engines, and document production modules to automate new policy issuance and simplify policy administration. Liss’s technology platform combined with EXL platforms’ such as LifePRO® will automate key customer processes from new business to policy administration with very little human interactions. Accordingly, the Company paid a premium for the acquisition which is being reflected in the goodwill recognized from the purchase price allocation.
During the three months ended December 31, 2016, the Company finalized its purchase price allocation for the acquisition based on their fair values as set forth below:

Amount
Tangible assets	$517
Tangible liabilities	(993)
Deferred tax liability	(643)
Identifiable intangible assets:
Customer relationships	1,918
Developed technology	1,571
Trade names and trademarks	231
Goodwill	2,510
Total purchase price	$5,111
The amount of goodwill recognized from the Liss acquisition is not deductible for tax purposes.
The intangibles such as customer relationships, developed technology and trade names and trademarks from the Liss acquisition are being amortized over a useful life of five, ten and three years, respectively.

b) IQR Consulting Inc.
On September 1, 2016, the Company entered into a share purchase agreement (the “IQR Agreement”) for the purchase of IQR.
Pursuant to the IQR Agreement, the Company purchased all of the issued and outstanding shares of IQR from the IQR shareholders for an aggregate consideration of $5,092. A portion of the purchase consideration otherwise payable was placed into escrow as security for post-closing working capital adjustments and the indemnification obligations under the IQR Agreement.
The Company also issued 21,987 restricted stock units with an aggregate fair value of $1,125 to certain key employees of IQR, each of whom accepted employment positions with the Company upon consummation of the combination. The restricted stock units vest proportionally over four years and the fair value of these grants will be recognized as compensation expense on a straight line basis over the vesting term.
IQR is a provider of marketing and risk analytics services to super-regional banks and credit unions. IQR specializes in data analytics and related consulting services. IQR’s industry focus aligns well with the Company's Analytics strengths and the Company anticipates the acquisition will allow the Company to penetrate into super-regional banks, as well as the underserved credit union market. Accordingly, the Company paid a premium for the acquisition, which is reflected in the goodwill recognized from the purchase price allocation.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

During the three months ended December 31, 2016, the Company finalized its purchase price allocation for the acquisition based on their fair values as set forth below:

Amount
Tangible assets	$1,449
Tangible liabilities	(420)
Deferred tax liability	(836)
Identifiable intangible assets:
Customer relationships	2,300
Goodwill	2,599
Total purchase price	$5,092
The amount of goodwill recognized from the IQR acquisition is not deductible for tax purposes.
The customer relationships from the IQR acquisition are being amortized over the average useful life of eight years.

c) Datasource Consulting, LLC.
On October 22, 2016, the Company entered into a membership interests purchase agreement (the “Datasource Agreement”) for the purchase of Datasource.
Pursuant to the Datasource Agreement, the Company purchased all of the membership interest of Datasource from its members for an aggregate consideration of $20,318. A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Datasource Agreement.
The Company also issued 93,604 shares of restricted common stock with an aggregate fair value of $4,483 to certain key employees of Datasource, each of whom accepted employment positions with the Company upon consummation of the combination. The restricted common stock vest proportionally over four years and the fair value of these grants will be recognized as compensation expense on a straight line basis over the vesting term.
Datasource is specialized in Enterprise Data Management and Business Intelligence. Datasource helps clients design data management strategies, implement data infrastructure and manage data assets. This acquisition expands the Company's addressable market within analytics and allows it to compete in the large and growing enterprise data management and business intelligence markets. Accordingly, the Company paid a premium for the acquisition, which is reflected in the goodwill recognized from the purchase price allocation.
The Company has preliminarily allocated the purchase price to the net tangible and intangible assets based on their fair values as set forth below:

Amount
Tangible assets	$3,582
Tangible liabilities	(1,503)
Identifiable intangible assets:
Customer relationships	6,340
Developed technology	520
Trade names and trademarks	380
Goodwill	10,999
Total purchase price	$20,318
The amount of goodwill recognized from the Datasource acquisition is deductible for tax purposes.
The customer relationships from the Datasource acquisition are being amortized over the weighted average useful life of 6 years, and developed technology and trademarks are being amortized over the useful life of 5 years and 3 years, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

Under ASC topic 805, “Business Combinations,” the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change for a period of up to one year from the date of the acquisition. The Company’s purchase accounting for Datasource as of December 31, 2016 was incomplete and the Company expects to complete the working capital adjustment and valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date during the first quarter of 2017. Accordingly, the Company may adjust the amounts recorded as of December 31, 2016 to reflect the final valuations of the assets acquired or liabilities assumed.
During the year ended December 31, 2016, the Company recognized $633 as acquisition related costs for its Liss, IQR and Datasource acquisitions. Such amounts are included in general and administrative expenses in the consolidated statements of income. The Company’s results of operations for the year ended December 31, 2016 includes revenues of $6,855 from its Liss, IQR and Datasource acquisitions from the date on which these acquisitions were consummated through December 31, 2016. It is not practicable to disclose the net earnings since management does not allocate or evaluate operating expenses and income taxes at that level.

Goodwill
The following table sets forth details of the Company’s goodwill balance as of December 31, 2016:

	Insurance	Healthcare	TT&L	F&A	Analytics	All Other	Total
Balance as at January 1, 2015	$35,824	$19,276	$13,833	$48,555	$16,785	$5,326	$139,599
Acquisitions	—	—	—	—	33,155	—	33,155
Currency translation adjustments	—	—	(555)	(664)	—	—	(1,219)
Balance as at December 31, 2015	$35,824	$19,276	$13,278	$47,891	$49,940	$5,326	$171,535
Acquisitions	2,510	—	—	—	13,598	—	16,108
Currency translation adjustments	(224)	—	(295)	(354)	—	—	(873)
Balance as at December 31, 2016	$38,110	$19,276	$12,983	$47,537	$63,538	$5,326	$186,770
Based on the results of the impairment testing performed during the year ended December 31, 2016, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in an impairment loss.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$75,181	$(32,968)	$42,213
Leasehold benefits	2,715	(2,247)	468
Developed technology	14,186	(6,468)	7,718
Non-compete agreements	2,045	(1,612)	433
Trade names and trademarks	5,360	(3,322)	2,038
	$99,487	$(46,617)	$52,870
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$100,387	$(46,617)	$53,770

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$64,816	$(24,215)	$40,601
Leasehold benefits	2,789	(2,109)	680
Developed technology	12,234	(4,363)	7,871
Non-compete agreements	2,045	(1,451)	594
Trade names and trademarks	4,770	(2,683)	2,087
	$86,654	$(34,821)	$51,833
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$87,554	$(34,821)	$52,733
Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $11,873, $10,226 and $6,623, respectively. The remaining weighted average life of intangible assets was 5.8 years for customer relationships, 2.4 years for leasehold benefits, 4.9 years for developed technology, 2.5 years for non-compete agreements and 5.3 years for trade names and trademarks.

Estimated amortization of intangible assets during the year ending December 31:
2017	$13,910
2018	12,156
2019	11,257
2020	4,111
2021 and thereafter	11,436
Total	$52,870

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	December 31, 2016	December 31, 2015
Accrued expenses	$30,690	$26,238
Derivative instruments	1,430	1,226
Client liability account	4,005	2,217
Other current liabilities	7,139	4,569
Accrued expenses and other current liabilities	$43,264	$34,250

10. Non-current liabilities
Non-current liabilities consists of the following:

	December 31, 2016	December 31, 2015
Derivative instruments	$828	$1,132
Unrecognized tax benefits	3,640	3,066
Deferred rent	7,237	6,515
Retirement benefits	1,977	1,441
Other non-current liabilities	1,137	5,501
Non-current liabilities	$14,819	$17,655

11. Fair Value Measurements
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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2016 and 2015. The table excludes short-term investments, accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value
The assets and liabilities measured at fair value on recurring basis are summarized below:

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$118,185	$—	$—	$118,185
Derivative financial instruments	—	6,319	—	6,319
Total	$118,185	$6,319	$—	$124,504
Liabilities
Derivative financial instruments	$—	$2,258	$—	$2,258
Total	$—	$2,258	$—	$2,258

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$118,478	$—	$—	$118,478
Derivative financial instruments	—	4,184	—	4,184
Total	$118,478	$4,184	$—	$122,662
Liabilities
Derivative financial instruments	$—	$2,358	$—	$2,358
Fair value of earn-out consideration	—	—	4,060	4,060
Total	$—	$2,358	$4,060	$6,418
* Included as a part of cash and cash equivalents.
Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 12 for further details.
Fair value of earn-out consideration: The fair value measurement of earn-out consideration is determined using Level 3 inputs. The Company’s earn-out consideration represents a component of the total purchase consideration for its acquisition of RPM Direct LLC and RPM Data Solutions LLC (collectively, "RPM") in 2015. The measurement was calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by RPM during the 2015 and 2016 calendar years. The Company estimated the fair value of the earn out consideration to be $4,060 utilizing a Monte Carlo simulation as at December 31, 2015. The Monte-Carlo simulation model simulates a range of possible performance levels and estimates the probabilities of the potential payouts. This model also incorporates a range of assumptions like discount rate, risk-free rate, assumed cost of debt, etc. The performance goals of RPM were not achieved during calendar year 2016 and accordingly the Company reduced the liability to nil as of December 31, 2016.
12. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchanges rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated effective and that qualify as cash flow hedges under ASC No. 815. The Company had outstanding cash flow hedges totaling $218,545 as of December 31, 2016 and $230,894 as of December 31, 2015. The changes in the fair value of these cash flow hedges is recognized in the other comprehensive income on the Company's consolidated balance sheet.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

as fair value hedges under ASC No. 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/loss. The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $71,318 and GBP 11,153 as of December 31, 2016 and amounted to $61,641 and GBP 13,256 as of December 31, 2015.
The Company estimates that approximately $1,781 of net derivative losses included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of December 31, 2016. At December 31, 2016, the maximum outstanding term of the cash flow hedges was forty-five months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain/(loss). For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings. There were no such significant amounts of gains or losses that were reclassified from AOCI into earnings during the years ended December 31, 2016 and 2015.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:
Derivatives designated as hedging instruments:

	December 31, 2016	December 31, 2015
Other current assets:
Foreign currency exchange contracts	$3,211	$2,664
Other assets:
Foreign currency exchange contracts	$2,994	$1,175
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$1,430	$1,226
Other non-current liabilities:
Foreign currency exchange contracts	$828	$1,132
Derivatives not designated as hedging instruments:

	December 31, 2016	December 31, 2015
Other current assets:
Foreign currency exchange contracts	$113	$345

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income for the years ended December 31, 2016 and 2015:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/ (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$3,895	$(1,111)	Foreign exchange gain/(loss)	$1,434	$(1,117)	Foreign exchange gain/(loss)	$—	$—

Derivatives not designated as Hedging Instruments		Amount of Gain/(Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives	2016	2015
Foreign exchange contracts	Foreign exchange gain	$4,790	$862
13. Borrowings
On October 24, 2014, the Company entered into a credit agreement (as amended, the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement provided for a $50,000 revolving credit facility (the “Credit Facility”), including a letter of credit sub-facility, for a period of five years. The Company had an option to increase the commitments under the Credit Facility by up to an additional $50,000, which it exercised on February 23, 2015 through an amendment to the Credit Agreement. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty. The Company entered into a second amendment to the Credit Agreement effective as of September 28, 2015 to address a minor clarification to the definition of change of control.
Borrowings under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 2.21% per annum during the year ended December 31, 2016.
Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The amount outstanding as of December 31, 2016 is $45,000, of which $10,000 is expected to be repaid within next twelve months and is included under “short-term borrowings” in the consolidated balance sheet. In connection with the financing, the Company incurred debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility. The unamortized debt issuance costs as of December 31, 2016 and December 31, 2015 was $272 and $368, respectively and is included under "other current assets" and “other assets” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

The Credit Facility is guaranteed by the Company's domestic subsidiaries and material foreign subsidiaries and is secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on our indebtedness, and a covenant to not permit the interest coverage ratio (the ratio of EBIT to cash interest expense) or the leverage ratio (total funded indebtedness to EBITDA), for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or 2.5 to 1.0, respectively.  At December 31, 2016, we were in compliance with the financial covenants listed above.
14. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the years ended December 31, 2016 and 2015, the Company acquired 17,676 and 15,078 shares of common stock, respectively from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $807 and $484, respectively. The weighted average purchase price per share of $45.65 and $32.10, respectively, was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
On December 30, 2014, the Company’s Board of Directors authorized up to an annual $20,000 common stock repurchase program (the “2014 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 to 2017.
During the year ended December 31, 2016, the Company purchased 364,056 shares of its common stock for an aggregate purchase price of approximately $17,396, including commissions, representing an average purchase price per share of $47.78 under the 2014 Repurchase program.
During the year ended December 31, 2015, the Company purchased 377,015 shares of its common stock for an aggregate purchase price of approximately $13,711, including commissions, representing an average purchase price per share of $36.37 under the 2014 Repurchase program.
Repurchased shares have been recorded as treasury shares and will be held until the Board of Directors designates that these shares be retired or used for other purposes.
15. Employee Benefit Plans
The Company’s Gratuity Plans in India ("Gratuity Plan") provide for lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. Liabilities with regard to the Gratuity Plans are determined by actuarial valuation using the projected unit credit method. Current service costs for the Gratuity Plan are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.
In addition, the Company’s subsidiary operating in the Philippines conforms to the minimum regulatory benefit which provide for lump sum payment to vested employees on retirement from employment in an amount based on the respective employee’s salary and years of employment with the Company (the "Philippines Plan"). The benefit costs of the Philippines Plan for the year are calculated on an actuarial basis.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

The benefit obligation has been measured as of December 31, 2016. The following table sets forth the activity and the funded status of the Gratuity Plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	December 31,
	2016	2015
Change in projected benefit obligation:
Projected benefit obligation at the beginning of the year	$7,909	$7,563
Service cost	1,601	1,638
Interest cost	599	550
Benefits paid	(837)	(851)
Actuarial (gain)/loss	677	(609)
Acquisition	47	—
Effect of exchange rate changes	(285)	(382)

Projected benefit obligation at the end of the year	$9,711	$7,909
Unfunded amount–non-current	$1,977	$1,441
Unfunded amount–current	2,094	1,545
Total accrued liability	$4,071	$2,986

Accumulated benefit obligation	$6,533	$5,537
Net gratuity cost includes the following components:

	Year ended December 31,
	2016	2015	2014
Service cost	$1,601	$1,638	$1,523
Interest cost	599	550	559
Expected return on plan assets	(416)	(385)	(172)
Actuarial loss	90	211	149
Net gratuity cost	$1,874	$2,014	$2,059
The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $268. The components of accumulated other comprehensive loss that have not been recognized as components of net gratuity cost in the statement of income as of December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Net actuarial loss	$489	$77
Net prior service cost	9	9
Accumulated other comprehensive loss, net of tax	$498	$86

The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	December 31,
	2016	2015	2014
Discount rate	6.8%	7.8%	8.0%
Rate of increase in compensation levels	9.2%	8.4%	8.2%
Expected long term rate of return on plan assets per annum	9.0%	9.0%	9.0%

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments during the year ending December 31,
2017	$2,782
2018	$2,407
2019	$2,146
2020	$1,960
2021	$1,785
2022 to 2026	$5,238
The Company's gratuity plan in India is partially funded and the Philippines Plan is unfunded. The Company makes annual contributions to the employees’ gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year.

Change in Plan Assets
Plan assets at January 1, 2015	$4,752
Actual return	355
Employer contribution	903
Benefits paid*	(851)
Effect of exchange rate changes	(236)
Plan assets December 31, 2015	$4,923
Actual return	450
Employer contribution	1,242
Benefits paid*	(837)
Effect of exchange rate changes	(138)
Plan assets December 31, 2016	$5,640

* All Benefits payments were made through the plan assets during the year ended December 31, 2016 and December 31, 2015.
The Exl Service 401(k) Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code is a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 3% of employee compensation within certain limits. Contributions to the 401(k) Plan amounted to $2,383, $1,907 and $1,503 during the years ended December 31, 2016, 2015 and 2014, respectively.
During the years ended December 31, 2016, 2015 and 2014, the Company contributed $6,306, $5,753 and $5,802 for the years ended December 31, 2016, 2015 and 2014, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, and Singapore.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

16. Leases
The Company finances its use of certain motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of December 31, 2016 are as follows:

Year ending December 31:
2017	$289
2018	186
2019	117
2020	47
Total minimum lease payments	639
Less: amount representing interest	107
Present value of minimum lease payments	532
Less: current portion	232
Long term capital lease obligation	$300
The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after December 31, 2016 are set forth below:

Year ending December 31:
2017	$9,586
2018	8,119
2019	5,895
2020	4,085
2021	1,950
2022 and thereafter	1,398
Future minimum lease payment	$31,033
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent on such leases on a straight line basis over the non-cancelable lease period determined under ASC topic 840, “Leases”. Rent expense under both cancelable and non-cancelable operating leases was $21,382, $19,943 and $18,884 for the years ended December 31, 2016, 2015 and 2014, respectively. Deferred rent as of December 31, 2016 and 2015 was $7,915 and $7,066, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the consolidated balance sheets.
17. Income Taxes
The components of income before income taxes consist of the following:

	Year ended December 31,
	2016	2015	2014
Domestic	$12,652	$25,045	$(4,785)
Foreign	71,232	50,731	42,423
	$83,884	$75,776	$37,638

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

The income tax expense consists of the following:

	Year ended December 31,
	2016	2015	2014
Current provision/(benefit):
Domestic	$7,107	$9,951	$(1,069)
Foreign	18,428	12,022	6,186
	$25,535	$21,973	$5,117
Deferred provision/(benefit):
Domestic	$(2,506)	$3,041	$535
Foreign	(878)	(803)	(459)
	$(3,384)	$2,238	$76
Income tax expense	$22,151	$24,211	$5,193
The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	December 31,
	2016	2015	2014
Expected tax expense	$29,361	$26,521	$12,797
Change in valuation allowance	22	19	64
Impact of tax holiday	(4,027)	(2,991)	(3,208)
Foreign tax rate differential	(2,716)	(2,797)	(3,327)
Deferred tax (benefit)/provision	(878)	(803)	(459)
Unrecognized tax benefits and interest	495	324	(1,846)
State taxes, net of Federal taxes	202	1,327	593
Non-deductible expenses	144	26	15
Prior year tax expense/(benefit)	—	2,450	—
Other	(452)	135	564
Tax expense	$22,151	$24,211	$5,193
The effective tax rate decreased from 32.0% for the year ended December 31, 2015 to 26.4% for the year ended December 31, 2016. The decrease was the result of (i) higher income tax expense during the year ended December 31, 2015 due to certain adjustments; (ii) lower domestic profits in 2016; and (iii) higher earnings and incentives in lower tax jurisdictions.
We also derive benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for two of our centers in 2014 and in 2016 and will expire over the next six years for other centers, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate, which is currently 5% on gross income.
Certain operations centers in India, which were established in Special Economic Zones (“SEZs”), are eligible for tax incentives until 2025. These operations centers are eligible for a 100% income tax exemption for first five years of operations and 50% exemption for a period of five years thereafter.
The diluted earnings per share effect of the tax holiday is $0.12, $0.09 and $0.10 for the years ended December 31, 2016, 2015 and 2014, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

The components of the deferred tax balances as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Tax credit carry forward	$4,806	$5,164
Depreciation and amortization	3,765	3,777
Share-based compensation	10,385	8,099
Accrued employee costs and other expenses	5,130	3,079
Net operating loss carry forwards	1,856	3,746
Unrealized exchange loss	2,099	1,136
Deferred rent	1,307	1,292
Others	484	62
	$29,832	$26,355
Valuation allowance	(454)	(595)
Deferred tax assets	$29,378	$25,760
Deferred tax liabilities:
Unrealized exchange gain	$1,414	$848
Intangible assets	13,165	11,163
Deferred tax liabilities:	$14,579	$12,011
Net deferred tax assets	$14,799	$13,749
Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At December 31, 2016 and 2015, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on certain net operating loss carry forwards. Accordingly, the Company had recorded a valuation allowance of $351 and $512 as of December 31, 2016 and 2015, respectively. The Company also recorded a valuation allowance of $103 and $83 related to tax credit carry forward as of December 31, 2016 and 2015, respectively.
As a result of the multiple acquisitions over the last few years, the Company acquired federal and state net operating losses in the United States. As of December 31, 2016 and 2015, the Company has federal net operating loss carry forwards of approximately $4,052 and $9,063, respectively, which expire through various years until 2032. The Company’s federal net operating loss carry forwards are subject to certain annual utilization limitations under Section 382 of the United States Internal Revenue Code. The Company also has state and local net operating loss carry forwards of varying amounts, which are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize all of the losses before their expiration.
At December 31, 2016 and 2015, no deferred income taxes have been provided for the Company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. Such earnings totaled approximately $315,486 and $261,804 as of December 31, 2016 and 2015, respectively. The determination of the amount of such unrecognized deferred taxes is not practicable.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2016 through December 31, 2016

Balance as of January 1, 2016	$2,797
Increases related to prior year tax positions	156
Decreases related to prior year tax positions	—
Increases related to current year tax positions	178
Decreases related to current year tax positions	—
Effect of exchange rate changes	(44)
Balance as of December 31, 2016	$3,087
The unrecognized tax benefits as of December 31, 2016 of $3,087, if recognized, would impact the effective tax rate.
The Company has recognized interest of $315 and $205 during the years ended December 31, 2016 and 2015, respectively, which is included in the income tax expense in the consolidated statements of income. As of December 31, 2016 and 2015, the Company has accrued interest and penalties of $1,553 and $1,269 relating to unrecognized tax benefits.
18. Stock Based Compensation

On June 19, 2015, at the Company’s 2015 Annual Meeting of Stockholders, the Company's stockholders approved the 2015 Plan, which amended and restated the 2006 Omnibus Award Plan to, among other things, increased the total number of shares reserved for grants of awards under the 2015 Plan by 1,700,000 shares. As of December 31, 2016, the Company had 1,894,867 shares available for grant under the 2015 Plan.
Under the 2015 Plan, the Compensation Committee (the “Committee”) may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance based compensation awards (including cash bonus awards and market condition based awards) or any combination of the foregoing.
The Committee determines which employees are eligible to receive the equity awards, the number of equity awards to be granted, the exercise price, the vesting period and the exercise period. The vesting period for the equity award issued is determined on the date of the grant and is non-transferable during the life of the equity award. The majority of options expire ten years from the date of grant. The equity awards generally vest proportionally over a period of four years from the date of grant, unless specified otherwise.
The Company applies the provisions of ASC 718, to account for its stock based compensation, using the modified prospective method of transition. Under the provisions of this guidance, the estimated fair value of share-based awards granted under stock incentive plans is recognized as compensation expense over the vesting period.
The following costs related to the Company’s stock-based compensation plan are included in the consolidated statements of income:

	Year ended December 31,
	2016	2015	2014
Cost of revenue	$3,664	$2,895	$2,290
General and administrative expenses	8,372	6,077	4,350
Selling and marketing expenses	7,734	7,075	4,371
Total	$19,770	$16,047	$11,011

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

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
Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2015	1,210,141	$16.31	$34,638	3.50
Granted	—	—
Exercised	(398,239)	16.32
Forfeited	—	—
Outstanding at December 31, 2016	811,902	$16.31	$27,718	2.96
Vested and exercisable at December 31, 2016	811,902	$16.31	$27,718	2.96
The unrecognized compensation cost for unvested options as of December 31, 2016 is nil. The Company did not grant any options during the years ended December 31, 2016 and 2015. The weighted-average fair value of options granted during the year ended December 31, 2014 was $9.77. The total grant date fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $706, $1,228 and $2,112, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $12,911, $4,413 and $5,757, respectively.
The following table summarizes the status of the Company’s stock options outstanding, vested and exercisable at December 31, 2016:

	Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.00 to $15.00	362,134	$9.31	362,134	$9.31
$15.01 to $21.00	194,515	18.84	194,515	18.84
$21.01 to $28.00	255,253	24.30	255,253	24.30
Total	811,902	$16.31	811,902	$16.31

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
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
Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2015(1) (2)	134,934	$35.28	1,228,287	$30.06
Granted	127,063	49.08	468,370	48.94
Vested	(15,057)	34.61	(358,712)	28.55
Forfeited	—	—	(81,657)	32.38
Outstanding at December 31, 2016(1)	246,940	$42.42	1,256,288	$37.38

(1)     Excludes 19,874 and 21,364 restricted stock units vested during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015 restricted stock units vested for which the underlying common stock is yet to be issued are 135,054 and 149,364, respectively.
(2)    Includes adjustment of 5,296 forfeited shares in 2015.
The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2016, unrecognized compensation cost of $43,016 is expected to be expensed over a weighted average period of 2.70 years. The weighted-average fair value of restricted stock and restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $48.97, $35.18 and $26.47, respectively. The total grant date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was $10,761, $12,620 and $11,393, respectively.
During the year ended December 31, 2016, the Company granted 33,459 and 93,604 restricted stock in connection with its Liss and Datasource acquisitions, respectively, and 21,987 restricted stock units in connection with its IQR acquisition. During the year ended December 31, 2015, the Company granted 122,131 restricted stock in connection with its RPM acquisition. The fair value of these grants will be recognized as compensation expense on a straight-line basis over the vesting term.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

Performance Based Stock Awards
Under the 2015 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest at the end of a three-year period based on a revenue target for the third year (“PUs”). However, for PUs granted in 2014 and 2015, up to one-third of the PUs may be earned based on the Company’s revenue performance in each of the first two years against annual revenue targets in those years. The total amount of PUs that the recipient earns based on these performance criteria will be the greater of (i) the PUs earned in the year of vesting and (ii) the sum of the earned PUs during the first two years. The remaining 50% is based on a market condition (“MUs”) that is contingent on the Company meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets.
The fair value of each PU was determined based on the market price of one common share on the date of grant, and the associated compensation expense was calculated on the basis that performance targets at 100% of the PUs is probable of being achieved. The compensation expense for the PUs is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets.
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

•	The correlation coefficients are used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate the historical volatilities.
The fair value of each MU granted to employees is estimated on the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2016	2015	2014
Dividend yield	—	—	—
Expected life (years)	2.85	2.84	2.88
Risk free interest rate	0.88%	0.98%	0.65%
Volatility	28.0%	30.3%	30.4%

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at December 31, 2015	107,213	$30.88	207,212	$38.80
Granted	59,861	48.57	59,859	67.94
Addition due to achievement of higher-than-target performance*	307	25.63	44,100	33.60
Vested	(44,407)	25.63	(88,200)	33.60
Forfeited	(7,800)	36.51	(7,800)	54.16
Outstanding at December 31, 2016	115,174	$41.70	215,171	$47.42
* Represents additional shares issued in respect of MUs granted in February 2014 due to the achievement of higher-than-target performance.
As of December 31, 2016, unrecognized compensation cost of $8,603 is expected to be expensed over a weighted average period of 1.59 years.
Subsequent to December 31, 2016, the Company granted approximately 495,000 PRSUs and restricted stock units to its employees.

19. Commitments and Contingencies
Capital Commitments
At December 31, 2016, the Company has committed to spend approximately $15,400 under agreements to purchase property, plant and equipment. This amount is net of capital advances paid in respect of these purchases.
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
Contingencies
U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of certain of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2016
(In thousands, except share and per share amounts)

The aggregate disputed amount demanded by Income tax authorities from the Company related to its transfer pricing issues for tax years 2003 to 2014 and its permanent establishment issues for tax years 2003 to 2007 as of December 31, 2016 and 2015 is $17,963 and $21,360, respectively, of which the Company has made payments or provided bank guarantee to the extent $8,640 and $14,668, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,690 and $12,665 as of December 31, 2016 and 2015, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,950 and $2,003 as of December 31, 2016 and 2015, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets.
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