Form 10-Q
period 2017-03-31
ExlService Holdings, Inc.
filed 2017-05-02
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 33,675,134 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,700	$213,155
Short-term investments	126,472	13,491
Restricted cash	2,691	3,846
Accounts receivable, net	119,811	113,067
Prepaid expenses	9,596	7,855
Advance income tax, net	7,687	6,242
Other current assets	25,541	21,168
Total current assets	383,498	378,824
Property, plant and equipment, net	59,220	49,029
Restricted cash	3,657	3,393
Deferred taxes, net	16,392	14,799
Intangible assets, net	50,356	53,770
Goodwill	187,952	186,770
Other assets	25,618	19,943
Total assets	$726,693	$706,528
Liabilities and Equity
Current liabilities:
Accounts payable	$5,286	$3,288
Short-term borrowings	10,000	10,000
Deferred revenue	17,968	16,615
Accrued employee cost	29,830	50,832
Accrued expenses and other current liabilities	47,670	43,264
Current portion of capital lease obligations	216	232
Total current liabilities	110,970	124,231
Long term borrowings	35,000	35,000
Capital lease obligations, less current portion	285	300
Non-current liabilities	17,729	14,819
Total liabilities	163,984	174,350
Commitments and contingencies (See Note 21)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,100,622 shares issued and 33,772,166 shares outstanding as of March 31, 2017 and 35,699,819 shares issued and 33,628,109 shares outstanding as of December 31, 2016	36	36
Additional paid-in capital	296,792	284,646
Retained earnings	394,964	382,722
Accumulated other comprehensive loss	(57,013)	(75,057)
Total including shares held in treasury	634,779	592,347
Less: 2,328,456 shares as of March 31, 2017 and 2,071,710 shares as of December 31, 2016, held in treasury, at cost	(72,275)	(60,362)
ExlService Holdings, Inc. stockholders' equity	$562,504	$531,985
Non-controlling interest	205	193
Total equity	$562,709	$532,178
Total liabilities and equity	$726,693	$706,528
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2017	2016
Revenues, net	$183,033	$167,036
Cost of revenues (exclusive of depreciation and amortization)	120,119	108,379
Gross profit	62,914	58,657
Operating expenses:
General and administrative expenses	24,224	20,618
Selling and marketing expenses	13,362	13,454
Depreciation and amortization	9,426	8,133
Total operating expenses	47,012	42,205
Income from operations	15,902	16,452
Foreign exchange gain, net	1,568	469
Interest expense	(432)	(385)
Other income, net	3,310	3,179
Income before income tax expense	20,348	19,715
Income tax expense	3,560	5,895
Net income	$16,788	$13,820
Earnings per share:
Basic	$0.50	$0.41
Diluted	$0.48	$0.40
Weighted-average number of shares used in computing earnings per share:
Basic	33,845,560	33,380,028
Diluted	35,108,882	34,351,657
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended March 31,
	2017	2016
Net income	$16,788	$13,820
Other comprehensive income:
Unrealized gain on effective cash flow hedges, net of taxes $1,951 and $403, respectively	6,772	2,034
Foreign currency translation adjustment	11,643	1,033
Retirement benefits, net of taxes nil and $5, respectively	—	182
Reclassification adjustments
Realized (gain) on cash flow hedges, net of taxes ($191) and ($25), respectively(1)	(433)	(32)
Retirement benefits, net of taxes $7 and $1, respectively(2)	62	21
Total other comprehensive income	$18,044	$3,238
Total comprehensive income	$34,832	$17,058

(1)	These are reclassified to net income and are included in the foreign exchange gain in the unaudited consolidated statements of income. See Note 13 to the unaudited consolidated financial statements.

(2)
These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 16 to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$16,788	$13,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,426	8,133
Stock-based compensation expense	5,956	5,809
Unrealized gain on short term investments	—	(1,525)
Change in fair value of earn-out consideration	—	(250)
Unrealized foreign exchange loss/(gain)	2,225	(1,061)
Deferred income taxes	(4,256)	3,646
Others, net	(7)	(12)
Change in operating assets and liabilities:
Restricted cash	1,050	(919)
Accounts receivable	(6,340)	(14,490)
Prepaid expenses and other current assets	(1,285)	(3,641)
Accounts payable	2,185	(2,584)
Deferred revenue	1,480	2,334
Accrued employee costs	(21,053)	(19,567)
Accrued expenses and other liabilities	806	4,147
Advance income tax, net	(1,471)	(4,429)
Other assets	1,569	148
Net cash provided by/(used for) operating activities	7,073	(10,441)

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,114)	(8,457)
Purchase of short-term investments	(129,837)	(101,327)
Proceeds from redemption of short-term investments	22,879	20,004
Net cash used for investing activities	(117,072)	(89,780)

Cash flows from financing activities:
Principal payments on capital lease obligations	(43)	(123)
Repayments of borrowings	—	(5,000)
Acquisition of treasury stock	(11,913)	(6,855)
Proceeds from exercise of stock options	191	2,010
Net cash used for financing activities	(11,765)	(9,968)
Effect of exchange rate changes on cash and cash equivalents	309	640
Net decrease in cash and cash equivalents	(121,455)	(109,549)
Cash and cash equivalents, beginning of period	213,155	205,323
Cash and cash equivalents, end of period	$91,700	$95,774
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(In thousands, except share and per share amounts)
1. Organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the “Company”), operates in the Business Process Management ("BPM") industry providing operations management services and analytics services that help businesses enhance growth and profitability. Using its proprietary platforms, methodologies and tools, the Company looks deeper to help its clients improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. The Company’s clients are located principally in the U.S. and the U.K.

2. Summary of Significant Accounting Policies
(a) Basis of Preparation and Principles of Consolidation
The unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Non-controlling interest is the equity in a subsidiary not attributable, directly or indirectly, to the parent and it represents the minority partner’s interest in the operations of ExlService Colombia S.A.S. Non-controlling interest consists of the amount of such interest at the date of obtaining control over the subsidiary, and the non-controlling interest's share of changes in equity since that date. The non-controlling interest in the operations for all the periods presented were insignificant and are included under general and administrative expenses in the unaudited consolidated statements of income.
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
(c) Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the Statement of Cash Flows. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this ASU effective January 1, 2017. The following summarizes the effects of the adoption on the Company's unaudited consolidated financial statements:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for the three months ended March 31, 2017, in the amount of $2,057, related to excess tax benefits. No adjustment is recorded for any windfall benefits previously recorded in APIC.

Forfeitures - Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company will no longer apply a forfeiture rate and instead will account for forfeitures as they occur. The Company has applied the modified retrospective adoption approach as of January 1, 2017 and has recognized a cumulative-effect adjustment to reduce additional paid-in-capital of $5,999 and retained earnings of $4,546 (net of deferred tax effect of $1,453).

Statements of Cash Flows - The Company historically accounted for excess tax benefits on the Statement of Cash Flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company has elected to adopt this portion of the standard on a prospective basis beginning in 2017 and accordingly prior periods have not been adjusted.
Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share.

Upon adoption, no other aspects of ASU 2016-09 had an effect on the Company's unaudited consolidated financial statements or related footnote disclosures.

(d) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers”. The new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions of the Company. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2018 using either one of two methods: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.

The Company is evaluating the impact of the standard update. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of the contractual arrangements and the mix of business. Upon adoption, we expect there to be a change in the manner that variable consideration in certain revenue arrangements is recognized from the current practice of recognizing such revenue as the services are performed and the variable consideration is earned to estimating the achievability of the variable conditions when we begin delivering services and recognizing that amount over the contractual period. The Company also expects a change in the manner that it recognizes certain incremental and fulfillment costs from expensing them as incurred to deferring and recognizing them over the contractual period.

The Company continues to evaluate the available transition methods and its contractual arrangements. The Company's considerations include, but are not limited to, the comparability of its financial statements and the comparability within its industry from application of the new standard to its contractual arrangements. The Company plans to select a transition method by the second half of 2017. We have established an implementation team to implement the standard update related to the recognition of revenue from contracts with customers. The Company continues to evaluate the changes to accounting system and processes, and additional disclosure requirements that may be necessary.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and the implementation approach to be used.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment should be applied through a modified retrospective approach. Early adoption as of the fiscal years beginning after December 15, 2018 is permitted. The adoption of ASU 2016-13 is not expected to have a material effect on its consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments apply to all entities that are required to present a Statement of Cash Flows under Topic 230. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this ASU to have a material effect on its financial position or results of operations.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows - Restricted cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a Statement of Cash Flows under Topic 230. The amendments in this update require that a Statement of Cash Flows should explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted with an adjustment reflected as of the beginning of the fiscal year in which the amendment is adoption. The Company does not expect the adoption of this ASU to have a material effect on its financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In March, 2017, FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The ASU amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses (together with other employee compensation costs). The

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The update also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

3. Segment and Geographical Information

The Company operates in the BPM industry and is a provider of operations management and analytics services. The Company has eight operating segments, which are strategic business units that align its products and services with how it manages its business, approaches its key markets and interacts with its clients. Six of those operating segments provide BPM or “operations management” services, which the Company organizes into industry focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (Finance and Accounting) that provides services to clients in industry focused segments as well as clients across other industries. In each of these six operating segments, the Company provides operations management services, which typically involve transfer to the Company of select business operations of a client, after which it administers and manages those operations for its client on an ongoing basis. The remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and the Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.

In prior periods the Company presented two reportable segments: Operations Management (which included its Insurance, Healthcare, Travel, Transportation and Logistics, Finance and Accounting, Banking and Financial services, Utilities and Consulting operating segments) and Analytics. Effective for the quarter and year ended December 31, 2016, the Company presents information for the following reportable segments:

• Insurance
• Healthcare
• Travel, Transportation and Logistics (“TT&L”)
• Finance and Accounting (“F&A”), and
• Analytics

The remaining operating segments, which includes our banking and financial services, utilities and consulting operating segments have been included in a category called “All Other”. Segment information for all prior periods presented herein has been changed to conform to the current presentation. This change in segment presentation does not affect the Company's unaudited consolidated statements of income and comprehensive income, balance sheets or statements of cash flows.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

Revenues and cost of revenues for the three months ended March 31, 2017 and 2016, respectively, for each of the reportable segments, are as follows:

	Three months ended March 31, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$55,921	$18,932	$17,043	$21,014	$21,116	$49,007	$183,033
Cost of revenues (exclusive of depreciation and amortization)	38,329	12,186	10,224	12,898	14,444	32,038	120,119
Gross profit	$17,592	$6,746	$6,819	$8,116	$6,672	$16,969	$62,914
Operating expenses							47,012
Foreign exchange gain, interest expense and other income, net							4,446
Income tax expense							3,560
Net income							$16,788

	Three months ended March 31, 2016
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$48,299	$16,388	$17,559	$19,818	$26,006	$38,966	$167,036
Cost of revenues (exclusive of depreciation and amortization)	34,269	10,545	10,463	11,444	16,887	24,771	108,379
Gross profit	$14,030	$5,843	$7,096	$8,374	$9,119	$14,195	$58,657
Operating expenses							42,205
Foreign exchange gain, interest expense and other income, net							3,263
Income tax expense							5,895
Net income							$13,820
Net revenues of the Company by service type, were as follows:

	Three months ended March 31,
	2017	2016
BPM and related services (1)	$134,026	$128,070
Analytics services	49,007	38,966
Total	$183,033	$167,036

(1) BPM and related services include revenues of all the operating segments other than Analytics. See reportable segment disclosure above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended March 31,
	2017	2016
Revenues, net
United States	$150,281	$134,074
Non-United States
United Kingdom	26,082	27,428
Rest of World	6,670	5,534
Total Non-United States	32,752	32,962
	$183,033	$167,036

Property, plant and equipment by geographic area, were as follows:

	As of
	March 31, 2017	December 31, 2016
Property, plant and equipment, net
India	$33,909	$23,362
United States	11,919	10,809
Philippines	10,521	11,900
Rest of World	2,871	2,958
	$59,220	$49,029
4. Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2017	2016
Numerators:
Net income	$16,788	$13,820
Denominators:
Basic weighted average common shares outstanding	33,845,560	33,380,028
Dilutive effect of share based awards	1,263,322	971,629
Diluted weighted average common shares outstanding	35,108,882	34,351,657
Earnings per share:
Basic	$0.50	$0.41
Diluted	$0.48	$0.40
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	452,988	200,752

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

5. Other Income, net
Other income, net consists of the following:

	Three months ended March 31,
	2017	2016
Interest and dividend income	$672	$479
Gain on mutual fund investments	1,783	1,743
Change in fair value of earn-out consideration	—	250
Other, net	855	707
Other income, net	$3,310	$3,179

6. Property, Plant and Equipment
Property, Plant and Equipment consist of the following:

	Estimated useful lives	As of
	(Years)	March 31, 2017	December 31, 2016
Owned Assets:
Network equipment, computers and software	3-5	$124,938	$109,998
Leasehold improvements	3-8	33,038	31,192
Office furniture and equipment	3-8	16,162	15,426
Motor vehicles	2-5	602	580
Buildings	30	1,226	1,171
Land	—	802	766
Capital work in progress	—	7,474	4,964
		184,242	164,097
Less: Accumulated depreciation and amortization		(125,488)	(115,568)
		$58,754	$48,529
Assets under capital leases:
Leasehold improvements		940	854
Office furniture and equipment		193	133
Motor vehicles		797	810
		1,930	1,797
Less: Accumulated depreciation and amortization		(1,464)	(1,297)
		$466	$500
Property, Plant and Equipment, net		$59,220	$49,029
Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended March 31, 2017 and 2016 was $5,928, and $5,418, respectively. The software development costs, both as of March 31, 2017 and December 31, 2016, were $2,242 and is included under Network equipment, computers and software. Accumulated amortization expense for these capitalized software development costs as of March 31, 2017 and December 31, 2016 were $485 and $336, respectively.
Capital work in progress represents advances paid towards acquisition of property, plant and equipment and cost of property, plant and equipment and internally generated software costs not yet ready to be placed in service.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

7. Business Combinations, Goodwill and Intangible Assets
Business Combination

Datasource Consulting, LLC.
On October 22, 2016, the Company entered into a membership interests purchase agreement (the “Datasource Agreement”) for the purchase of Datasource Consulting, LLC (“Datasource”).
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
During the three months ended March 31, 2017, the Company finalized its purchase price allocation for the acquisition based on their fair values as set forth below:

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

Goodwill
The following table sets forth details of the Company’s goodwill balance as of March 31, 2017:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance as at January 1, 2016	$35,824	$19,276	$13,278	$47,891	$5,326	$49,940	$171,535
Acquisitions	2,510	—	—	—	—	13,598	16,108
Currency translation adjustments	(224)	—	(295)	(354)	—	—	(873)
Balance as at December 31, 2016	$38,110	$19,276	$12,983	$47,537	$5,326	$63,538	$186,770
Acquisitions	—	—	—	—	—	—	—
Currency translation adjustments	37	—	520	625	—	—	1,182
Balance as at March 31, 2017	$38,147	$19,276	$13,503	$48,162	$5,326	$63,538	$187,952

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$75,249	$(35,647)	$39,602
Leasehold benefits	2,845	(2,405)	440
Developed technology	14,209	(7,034)	7,175
Non-compete agreements	2,045	(1,653)	392
Trade names and trademarks	5,363	(3,516)	1,847
	$99,711	$(50,255)	$49,456
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$100,611	$(50,255)	$50,356

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$75,181	$(32,968)	$42,213
Leasehold benefits	2,715	(2,247)	468
Developed technology	14,186	(6,468)	7,718
Non-compete agreements	2,045	(1,612)	433
Trade names and trademarks	5,360	(3,322)	2,038
	$99,487	$(46,617)	$52,870
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$100,387	$(46,617)	$53,770

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

Amortization expense for the three months ended March 31, 2017 and 2016 was $3,498 and $2,715, respectively. The remaining weighted average life of intangible assets was 5.7 years for customer relationships, 2.2 years for leasehold benefits, 4.7 years for developed technology, 2.3 years for non-compete agreements and 5.3 years for trade names and trademarks excluding indefinite life trade names and trademarks.

Estimated amortization of intangible assets during the year ending March 31,
2018	$13,576
2019	12,046
2020	9,870
2021	3,328
2022 and thereafter	10,636
Total	$49,456
8. Other current assets
Other current assets consists of the following:

	As of
	March 31, 2017	December 31, 2016
Derivative instruments	$7,363	$3,324
Advances to suppliers	2,516	1,091
Receivables from statutory authorities	13,927	11,870
Others	1,735	4,883
Other current assets	$25,541	$21,168
9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	As of
	March 31, 2017	December 31, 2016
Accrued expenses	$33,810	$30,690
Derivative instruments	1,368	1,430
Client liability account	2,783	4,005
Other current liabilities	9,709	7,139
Accrued expenses and other current liabilities	$47,670	$43,264
10. Non-current liabilities
Non-current liabilities consists of the following:

	As of
	March 31, 2017	December 31, 2016
Derivative instruments	$696	$828
Unrecognized tax benefits	3,832	3,640
Deferred rent	7,591	7,237
Retirement benefits	2,141	1,977
Other non-current liabilities	3,469	1,137
Non-current liabilities	$17,729	$14,819

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC topic 815 “Derivatives and Hedging” (“ASC No. 815”). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive loss until the settlement of those contracts. The balances as of March 31, 2017 and December 31, 2016 are as follows:

	As of
	March 31, 2017	December 31, 2016
Cumulative currency translation adjustments	$(65,656)	$(77,299)
Unrealized gain on cash flow hedges, net of taxes of $2,967 and $1,207	9,079	2,740
Retirement benefits, net of taxes of ($335) and ($342)	(436)	(498)
Accumulated other comprehensive loss	$(57,013)	$(75,057)
12. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2017 and December 31, 2016. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$117,084	$—	$—	$117,084
Derivative financial instruments	—	14,167	—	14,167
Total	$117,084	$14,167	$—	$131,251
Liabilities
Derivative financial instruments	$—	$2,064	$—	$2,064
Total	$—	$2,064	$—	$2,064

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$—	$—	$—	$—
Derivative financial instruments	—	6,318	—	6,318
Total	$—	$6,318	$—	$6,318
Liabilities
Derivative financial instruments	$—	$2,258	$—	$2,258
Total	$—	$2,258	$—	$2,258

* Represents short-term investments carried on fair value option under ASC 825 "Financial Instruments" as of March 31, 2017.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 13 to our unaudited consolidated financial statements contained herein for further details on Derivatives and Hedge Accounting.
13. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely foreign exchange forward contracts that are designated effective and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $240,655 as of March 31, 2017 and $218,545 as of December 31, 2016. The fair value of these cash flow hedges is included in the other comprehensive loss on the Company's unaudited consolidated balance sheet.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/loss. The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $91,067 and GBP 8,264 as of March 31, 2017 and amounted to $71,318 and GBP 11,153 as of December 31, 2016.
The Company estimates that approximately $5,938 of net derivative gains included in accumulated other comprehensive loss (“AOCL”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2017. At March 31, 2017, the maximum outstanding term of the cash flow hedges was 45 months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain/(loss). For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. There were no such significant amounts of gains or losses that were reclassified from AOCL into earnings during the three months ended March 31, 2017 and 2016.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:
Derivatives designated as hedging instruments:

	As of
	March 31, 2017	December 31, 2016
Other current assets:
Foreign currency exchange contracts	$7,306	$3,211
Other assets:
Foreign currency exchange contracts	$6,804	$2,994
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$1,368	$1,430
Non-current liabilities:
Foreign currency exchange contracts	$696	$828

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

Derivatives not designated as hedging instruments:

	As of
	March 31, 2017	December 31, 2016
Other current assets:
Foreign currency exchange contracts	$57	$113
The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Derivatives in Cash flow hedging relationship
Gain/(loss) recognized in AOCL on derivative - Effective portion	$8,723	$2,437
Gain/(loss) reclassified from AOCL to foreign exchange gain/(loss) - Effective portion	$624	$57
Gain/(loss) recognized in foreign exchange gain/(loss) - Ineffective portion	$—	$—

Derivatives not designated as hedging instruments
Gain/(loss) recognized in foreign exchange gain/(loss)	$2,622	$1,729
14. Borrowings
The Company has a revolving credit facility (the “Credit Facility”), including a letter of credit sub-facility, in the amount of $100,000. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty.
Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The amount outstanding as of March 31, 2017 is $45,000, of which $10,000 is expected to be repaid within next twelve months and is included under “short-term borrowings” in the unaudited consolidated balance sheets. The Credit Facility carried an effective interest rate of 2.50% per annum and 1.90% per annum, during the three months ended March 31, 2017 and 2016, respectively.
In connection with the financing, the Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility. The unamortized debt issuance costs as of March 31, 2017 and December 31, 2016 was $248 and $272, respectively, and is included under "other current assets" and "other assets" in the unaudited consolidated balance sheets.
The Credit Facility is guaranteed by the Company's domestic subsidiaries and material foreign subsidiaries and is secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on our indebtedness, and a covenant to not permit the interest coverage ratio (the ratio of EBIT to cash interest expense) or the leverage ratio (total funded indebtedness to EBITDA), for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or 2.5 to 1.0, respectively. As of March 31, 2017, the Company was in compliance with the financial covenants listed above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

15. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended March 31, 2017 and 2016, the Company acquired 62,784 and 14,548 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $2,913 and $652, respectively. The weighted average purchase price per share of $46.39 and $44.83, respectively, was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
On December 30, 2014, the Company’s Board of Directors authorized a common stock repurchase program (the “2014 Repurchase Program”), under which shares were authorized to be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 through 2017 up to an annual amount of $20,000.
On February 28, 2017, the Company’s Board of Directors authorized an additional common stock repurchase program (the “2017 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2017 through 2019 up to an aggregate amount of $100,000. The approval increases the 2017 authorization from $20,000 to $40,000 and authorizes stock repurchases of up to $40,000 in each of 2018 and 2019.
During the three months ended March 31, 2017 and 2016, the Company purchased 193,962 and 138,638 shares of its common stock, respectively, for an aggregate purchase price of approximately $9,000 and $6,202, respectively, including commissions, representing an average purchase price per share of $46.40 and $44.74, respectively, under the 2014 and 2017 Repurchase Program.
Repurchased shares have been recorded as treasury shares and will be held until the Board of Directors designates that these shares be retired or used for other purposes.
16. Employee Benefit Plans
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
Net gratuity cost includes the following components:

	Three months ended March 31,
	2017	2016
Service cost	$484	$400
Interest cost	162	149
Expected return on plan assets	(107)	(104)
Amortization of Actuarial loss	69	22
Net gratuity cost	$608	$467

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 8.0% on these Gratuity Plans for the period ended March 31, 2017.

Change in Plan Assets
Plan assets at January 1, 2017	$5,640
Actual return	88
Benefits paid	(194)
Effect of exchange rate changes	266
Plan assets at March 31, 2017	$5,800
The Company maintains several 401(k) Plans under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code is a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. Contributions to the 401(k) Plans amounting to $1,068 and $932 were made during the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2017 and 2016, the Company contributed $1,713 and $1,466, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic,
South Africa, Colombia, and Singapore.
17. Leases
The Company finances its use of certain motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of March 31, 2017 are as follows:

Year ending March 31,
2018	$269
2019	174
2020	114
2021	43
Total minimum lease payments	600
Less: amount representing interest	99
Present value of minimum lease payments	501
Less: current portion	216
Long term capital lease obligation	$285

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after March 31, 2017 are set forth below:

Year ending March 31,
2018	$10,218
2019	8,853
2020	5,628
2021	3,743
2022	1,540
2023 and thereafter	915
$30,897
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent on such leases on a straight-line basis over the non-cancelable lease period determined under ASC topic 840, “Leases”. Rent expense under both cancelable and non-cancelable operating leases was $5,667 and $5,148 for the three months ended March 31, 2017 and 2016, respectively. Deferred rent as of March 31, 2017 and December 31, 2016 was $8,441 and $7,915, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the unaudited consolidated balance sheets.
18. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company recorded income tax expense of $3,560 and $5,895 for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate decreased from 29.9% during the three months ended March 31, 2016 to 17.5% (including the impact of a discrete item of $2,057 recognized on adoption of ASU No. 2016-09) during the three months ended March 31, 2017. Other than the impact of the adoption of the accounting standard mentioned above, the decrease is primarily due to higher earnings from our foreign subsidiaries and lower domestic profit in the U.S.
The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2017 through March 31, 2017:

Balance as of January 1, 2017	$3,087
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	78
Balance as of March 31, 2017	$3,165
The unrecognized tax benefits as of March 31, 2017 of $3,165, if recognized, would impact the effective tax rate.
During the three months ended March 31, 2017 and 2016, the Company has recognized interest of $51 and $50, respectively, which are included in the income tax expense in the unaudited consolidated statements of income. As of March 31, 2017 and December 31, 2016, the Company has accrued interest and penalties of $1,667 and $1,553, relating to unrecognized tax benefits.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

19. Stock-Based Compensation
The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2017	2016
Cost of revenue	$1,210	$1,265
General and administrative expenses	2,596	2,372
Selling and marketing expenses	2,150	2,172
Total	$5,956	$5,809
As of March 31, 2017, the Company had 1,414,544 shares available for grant under the 2015 Amendment and Restatement of the 2006 Omnibus Award Plan.
Stock Options
Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2016	811,902	$16.31	$27,718	2.96
Granted	—	—
Exercised	(7,970)	23.99
Forfeited	—	—
Outstanding at March 31, 2017	803,932	$16.23	$25,031	2.70
Vested and exercisable at March 31, 2017	803,932	$16.23	$25,031	2.70
The unrecognized compensation cost for outstanding options as of March 31, 2017 is nil. The Company did not grant any options during the three months ended March 31, 2017 and 2016. The total grant date fair value of options vested during the three months ended March 31, 2017 and 2016 was nil and $706, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Intrinsic Value	Number	Weighted- Average Intrinsic Value
Outstanding at December 31, 2016*	246,940	$42.42	1,256,288	$37.38
Granted	—	—	372,019	47.71
Vested	(24,426)	35.91	(371,374)	34.56
Forfeited	—	—	(13,890)	41.66
Outstanding at March 31, 2017*	222,514	$43.13	1,243,043	$41.27

*     As of March 31, 2017 and December 31, 2016 restricted stock units vested for which the underlying common stock is yet to be issued are 138,328 and 135,054, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

As of March 31, 2017, unrecognized compensation cost of $50,650 is expected to be expensed over a weighted average period of 3.07 years.
Performance Based Stock Awards
Performance restricted stock unit (the "PRSUs") activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at December 31, 2016	115,174	$41.70	215,171	$47.42
Granted	61,123	47.73	61,111	54.10
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2017	176,297	$43.79	276,282	$48.90
As of March 31, 2017, unrecognized compensation cost of $12,365 is expected to be expensed over a weighted average period of 2.13 years.

20. Related Party Disclosures
The Company provides consulting services to PharmaCord, LLC.  One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of approximately $477 and nil in the three months ended March 31, 2017 and March 31, 2016, respectively, for fees and expense reimbursements from PharmaCord, LLC. At March 31, 2017 and December 31, 2016, the Company had an account receivable of $295 and nil, respectively, related to these services.

21. Commitments and Contingencies
Fixed Asset Commitments
At March 31, 2017, the Company has committed to spend approximately $13,534 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2017
(In thousands, except share and per share amounts)

accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment.
The aggregate disputed amount demanded by Indian tax authorities from the Company related to its transfer pricing issues for years ranging from tax years 2003 to 2014 and its permanent establishment issues ranging from tax years 2003 to 2007 as of March 31, 2017 and December 31, 2016 is $17,906 and $17,963, respectively, of which the Company has made payments or provided bank guarantee to the extent $8,512 and $8,640, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,469 and $6,690 as of March 31, 2017 and December 31, 2016, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,043 and $1,950 as of March 31, 2017 and December 31, 2016, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of March 31, 2017 and December 31, 2016.
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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Some of the statements in the following discussion are forward looking statements. Dollar amounts within Item 2 are presented as actual, approximated, dollar amounts.
Cautionary Note Regarding Forward-Looking Statements
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
These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.
The forward-looking statements made by us in this Quarterly Report on Form 10-Q, or elsewhere, speak only as of the date on which they were made. New risks and uncertainties come up from time to time, and it is impossible for us to predict those events or how they may affect us. We have no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by federal securities laws.

Executive Overview
We operate in the business process management (“BPM”) industry and we provide operations management and analytics services that help the business enhance growth and profitability. Using our proprietary platforms, methodologies and tools we look deeper to help its clients improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Six of those operating segments provide BPM or “operations management” services, which we organize into industry focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (Finance and Accounting) that provides services to clients in our industry focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company of select business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and our Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
In prior periods we presented two reportable segments: Operations Management (which included our Insurance, Healthcare, Travel, Transportation and Logistics, Finance and Accounting, Banking and Financial Services, Utilities and Consulting operating segments) and Analytics. Effective for the quarter and year ended December 31, 2016, we present information for the following reportable segments:

•	Insurance

•	Healthcare

•	Travel, Transportation and Logistics

•	Finance and Accounting, and

•	Analytics
The remaining operating segments which includes our Banking and Financial Services, Utilities and Consulting operating segments have been included in a category called “All Other”. This change in segment presentation does not affect our consolidated statements of income, balance sheets or statements of cash flows. For further descriptions of our operating segments, see Note 3 to the unaudited consolidated financial statements contained herein.
Our global delivery network, which include highly trained industry and process specialists across the United States, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Colombia, South Africa, Romania and the Czech Republic.
Revenues
For the three months ended March 31, 2017, we had revenues of $183.0 million compared to revenues of $167.0 million for the three months ended March 31, 2016, an increase of $16.0 million, or 9.6%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 82.1% and 14.2%, respectively, of our total revenues for the three months ended March 31, 2017 and approximately 80.3% and 16.4%, respectively, of our revenues for the three months ended March 31, 2016.
For the three months ended March 31, 2017 and 2016, our total revenues from our top ten clients accounted for 38.8% and 40.5% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three months ended March 31, 2017 and 2016. Although we intend to continue increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(dollars in millions)
Revenues, net	$183.0	$167.0
Cost of revenues (exclusive of depreciation and amortization)	120.1	108.4
Gross profit	62.9	58.6
Operating expenses:
General and administrative expenses	24.2	20.6
Selling and marketing expenses	13.4	13.5
Depreciation and amortization	9.4	8.1
Total operating expenses	47.0	42.2
Income from operations	15.9	16.4
Foreign exchange gain, net	1.6	0.5
Interest expense	(0.4)	(0.4)
Other income, net	3.3	3.2
Income before income tax expense	20.4	19.7
Income tax expense	3.6	5.9
Net income	$16.8	$13.8

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues.

	Three months ended March 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
Insurance	$55.9	$48.3	$7.6	15.8%
Healthcare	18.9	16.4	2.5	15.5%
Travel, Transportation and Logistics	17.1	17.5	(0.4)	(2.9)%
Finance and Accounting	21.0	19.8	1.2	6.0%
All Other	21.1	26.0	(4.9)	(18.8)%

Analytics	49.0	39.0	10.0	25.8%
Total revenues, net	$183.0	$167.0	$16.0	9.6%
Revenues for the three months ended March 31, 2017 were $183.0 million, up $16.0 million or 9.6% compared to the three months ended March 31, 2016.
Revenue growth in Insurance of $7.6 million was driven by expansion of business from our new and existing clients of $7.4 million, including $1.0 million related to the July 2016 acquisition of Liss Systems Limited ("Liss"). The remaining increase of $0.2 million is attributable to a net impact of appreciation of the South African Rand and Indian rupee and depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Insurance revenues were 30.6% and 28.9% of our total revenues in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, respectively.
Revenue growth in Healthcare of $2.5 million was driven by expansion of business from our existing clients. Healthcare revenues were 10.3% and 9.8% of our total revenues in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, respectively.
Revenue decline in Travel, Transportation and Logistics ("TT&L") of $0.4 million was primarily driven by net volume decreases from our existing clients of $0.2 million and $0.2 million impact due to depreciation of the Philippines Peso against the U.S. dollar during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. TT&L revenues were 9.3% and 10.5% of our total revenues in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, respectively.
Revenue growth in Finance and Accounting ("F&A") of $1.2 million was driven by expansion of business from our new and existing clients. F&A revenues were 11.5% and 11.9% of our total revenues in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, respectively.
Revenue decline in All Other of $4.9 million was driven primarily by lower revenue in our Consulting and Utilities operating segments, partially offset by higher revenue in our Banking and Financial Services operating segment , aggregating to $4.7 million and $0.2 million impact due to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 in our Consulting operating segment. All Other revenues were 11.5% and 15.6% of our total revenues in the three months ended March 31, 2017 and March 31, 2016, respectively.
Revenue growth in Analytics of $10.0 million was driven by our recurring and project based engagements from our new and existing clients of $3.9 million and incremental revenues of $6.4 million from our IQR Consulting Inc. and Datasource Consulting, LLC acquisitions in 2016. The increase was partially offset by a decrease of $0.3 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Analytics revenues were 26.8% and 23.3% of our total revenues in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended March 31,			Percentage change	Three months ended March 31,		Change
	2017	2016	Change		2017	2016
	(dollars in millions)
Insurance	$38.3	$34.3	$4.0	11.8%	31.5%	29.0%	2.5%
Healthcare	12.2	10.5	1.7	15.6%	35.6%	35.7%	(0.1)%
TT&L	10.2	10.5	(0.3)	(2.3)%	40.0%	40.4%	(0.4)%
F & A	12.9	11.4	1.5	12.7%	38.6%	42.3%	(3.7)%
All Other	14.5	16.9	(2.4)	(14.5)%	31.6%	35.1%	(3.5)%

Analytics	32.0	24.8	7.2	29.3%	34.6%	36.4%	(1.8)%
Total	$120.1	$108.4	$11.7	10.8%	34.4%	35.1%	(0.7)%
For the three months ended March 31, 2017, cost of revenues was $120.1 million compared to $108.4 million for the three months ended March 31, 2016, an increase of $11.7 million, or 10.8%. Our gross margin for the three months ended March 31, 2017 was 34.4% compared to 35.1% for three months ended March 31, 2016, a decrease of 70 basis points (bps).
The increase in cost of revenues in Insurance of $4.0 million was primarily due to an increase in employee-related costs of $3.4 million (including $0.6 million related to the Liss acquisition) on account of higher headcount and wage inflation, and technology and infrastructure costs of $1.2 million. This was partially offset by decrease in travel related costs of $0.5 million. There was a net increase of $0.1 million due to the appreciation of the Indian rupee and depreciation of the Philippine peso against the U.S. dollar during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Gross margin increased by 250 bps during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to higher revenues and lower operating costs.
The increase in cost of revenues in Healthcare of $1.7 million was primarily due to an increase in employee-related costs of $1.7 million on account of higher headcount and wage inflation, and technology and infrastructure costs of $0.3 million. This was partially offset by $0.3 million due to the depreciation of the Philippine peso against the U.S. dollar during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Gross margin decreased by 10 bps during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to higher employee costs.
The decrease in cost of revenues in TT&L of $0.3 million was primarily due to depreciation of the Philippine peso against the U.S. dollar of $0.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Gross margin decreased by 40 bps during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to lower revenues.
The increase in cost of revenues in F&A of $1.5 million was primarily due to an increase in employee-related costs of $0.8 million on account of higher headcount and wage inflation, infrastructure costs of $0.3 million and travel related costs of $0.3 million. There was an increase of $0.1 million due to the appreciation of the Indian rupee against the U.S. dollar during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Gross margin decreased by 370 bps during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to migration costs associated with our new client wins and higher reimbursable travel related costs with minimal or nil gross margin.
The decline in cost of revenues in All Other of $2.4 million was primarily due to a decrease in employee-related costs of $1.5 million on account of lower headcount partially offset by wage inflation. There was also a decrease in travel related costs of $0.5 million and technology, infrastructure costs and other operating expenses aggregating to $0.2 million in the three months ended March 31, 2016 due to lower revenues. The cost of revenues also decreased by $0.2 million due to the depreciation of the Philippines peso and the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Gross margin decreased by 350 bps during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to lower revenues in our consulting and utilities operating segments.
The increase in cost of revenues in Analytics of $7.2 million was primarily due to an increase in employee-related costs of $8.0 million (including $4.7 million of incremental employee-related costs related to our 2016 acquisitions) on account of higher headcount and wage inflation, and an increase in technology cost of $0.1 million. This was partially offset by reduction in our travel costs of $0.3 million and other operating expenses of $0.7 million. Gross margin decreased by 180 bps during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to higher employee costs and lower gross margin from our 2016 acquisitions.
Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
General and administrative expenses	$24.2	$20.6	$3.6	17.5%
Selling and marketing expenses	13.4	13.5	(0.1)	(0.7)%
Selling, general and administrative expenses	$37.6	$34.1	$3.5	10.3%
As a percentage of revenues	20.5%	20.4%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $3.5 million (including $0.9 million of incremental employee-related costs related to our 2016 acquisitions) as a result of annual wage increments and an increase in our average headcount to support the increased business volumes. There was an increase of $0.3 million due to infrastructure cost and $0.6 million due to professional fees, which was offset by lower travel costs and other expenses of $0.9 million.
Depreciation and Amortization.

	Three months ended March 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
Depreciation expense	$5.9	$5.4	$0.5	9.4%
Intangible amortization expense	3.5	2.7	0.8	28.8%
Depreciation and amortization expense	$9.4	$8.1	$1.3	15.9%
As a percentage of revenues	5.1%	4.9%
Depreciation and amortization expense increased by $1.3 million, or 15.9%, from $8.1 million for the three months ended March 31, 2016 to $9.4 million for the three months ended March 31, 2017. The increase in intangibles amortization expense of $0.8 million was primarily due to amortization of intangibles associated with our 2016 acquisitions. Further, there was an increase in our depreciation expense of $0.5 million, due to depreciation related to our new capital investments in India, South Africa and the Philippines to support our business growth.

Income from Operations. Income from operations decreased $0.5 million, or 3.3%, from $16.4 million for the three months ended March 31, 2016 to $15.9 million for the three months ended March 31, 2017. As a percentage of revenues, income from operations decreased from 9.8% for the three months ended March 31, 2016 to 8.7% for the three months ended March 31, 2017.
Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended March 31, 2017. The average exchange rate of the Indian rupee against the U.S. dollar decreased from 67.51 during the three months ended March 31, 2016 to 66.46 during the three months ended March 31, 2017. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.42 during the three months ended March 31, 2016 to 1.24 during the three months ended March 31, 2017. The average exchange rate of the Philippine peso against the U.S. dollar increased from 47.09 during the three months ended March 31, 2016 to 50.05 during the three months ended March 31, 2017.
We recorded a net foreign exchange gain of $ 1.6 million for the three months ended March 31, 2017 compared to 0.5 million for the three months ended March 31, 2016.

Interest expense. Interest expense remained relatively flat at $0.4 million for the three months ended March 31, 2016 and March 31, 2017.

Other Income, net

	Three months ended March 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
Interest and dividend income	$0.7	$0.5	$0.2	40.3%
Gain on mutual fund investments	1.8	1.7	0.1	2.3%
Change in fair value of earn-out consideration	—	0.3	(0.3)	(100.0)%
Other, net	0.8	0.7	0.1	20.9%
Other income, net	$3.3	$3.2	$0.1	4.1%
Increase in interest and dividend income of $0.2 million and increase in gain on sale of mutual fund investments of $0.1 million was primarily due to higher cash balances in certain of our foreign subsidiaries during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Other income increased by $0.1 million primarily due to interest on refund received from income tax authorities in India on completion of tax assessments. We also recorded $0.3 million during the three months ended March 31, 2016 due to the reversal of earn-out liability related to our RPM acquisition.
Income Tax Expense. The effective tax rate decreased from 29.9% during the three months ended March 31, 2016 to 17.5% (including the impact of a discrete item of $2.1 million recognized on adoption of ASU No. 2016-09) during the three months ended March 31, 2017. Other than the impact of the adoption of the accounting standard mentioned above, the decrease was primarily due to higher earnings from foreign subsidiaries and lower domestic profit in the U.S.
Net Income. Net income increased from $13.8 million for the three months ended March 31, 2016 to $16.8 million for the three months ended March 31, 2017, primarily due to lower income tax expense of $2.3 million, higher foreign exchange gain of $1.1 million, partially offset by lower income from operations of $0.5 million. As a percentage of revenues, net income increased from 8.3% for the three months ended March 31, 2016 to 9.2% for the three months ended March 31, 2017.
Liquidity and Capital Resources

	Three months ended March 31,
	2017	2016
	(dollars in millions)
Opening cash and cash equivalents	$213.2	$205.3
Net cash provided by/(used for) operating activities	7.1	(10.4)
Net cash used for investing activities	(117.1)	(89.8)
Net cash (used for) financing activities	(11.8)	(10.0)
Effect of exchange rate changes	0.3	0.7
Closing cash and cash equivalents	$91.7	$95.8
As of March 31, 2017 and December 31, 2016, we had $218.2 million and $226.6 million, respectively, in cash, cash equivalents and short-term investments (including $176.5 million and $170.1 million, respectively, held by our foreign subsidiaries). We do not intend to repatriate funds held by our foreign subsidiaries since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we anticipate that we will indefinitely reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.
Operating Activities: Cash flows from operating activities increased by $17.5 million from a negative cash flow from operating activities of $10.4 million for the three months ended March 31, 2016 to a positive cash flow from operating activities of $7.1 million for the three months ended March 31, 2017. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.
The increase in cash flows from operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to an increase in net income by $3.0 million and decrease in working capital of $15.9 million from $39.0 million during the three months ended March 31, 2016 to $23.1 million during the three months ended March 31,

2017. The decrease in working capital was primarily due to a change in accounts receivables, accrued expenses and other current liabilities and accrued employee costs, offset by change in account payables.
Investing Activities: Cash flows used for investing activities increased by $27.3 million from $89.8 million for the three months ended March 31, 2016 to $117.1 million for the three months ended March 31, 2017. The increase was primarily due to an increase in short-term investments of $25.6 million (net of redemption) during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and due to an increase in capital expenditures of $1.7 million.
Financing Activities: Cash flows used for financing activities was $11.8 million during the three months ended March 31, 2017 compared to $10.0 million during the three months ended March 31, 2016. The increase in cash flow used for financing activities between periods is primarily due to higher purchases of treasury stock of $5.1 million and lower proceeds from exercise of stock options of $1.8 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This was partially offset by repayment of borrowings of $5.0 million under the Credit Agreement (as described below in “Financing Arrangements”) during the three months ended March 31, 2016.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $10.2 million of capital expenditures in the three months ended March 31, 2017. We expect to incur capital expenditures of between $30.0 million to $35.0 million in 2017, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications and infrastructure, but the actual amount may vary based on economic conditions or other factors.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (refer to Note 21 to our unaudited consolidated financial statements for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.
Financing Arrangements (Debt Facility)
On October 24, 2014 we entered into a Credit Agreement that provides for a $50.0 million revolving credit facility (“Credit Facility”). We had an option to increase the commitments under the Credit Facility by up to an additional $50.0 million, which we exercised on February 23, 2015, pursuant to an amendment to the Credit Agreement providing the same terms and conditions which were available in the Credit Agreement. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty. As of March 31, 2017, we had outstanding indebtedness of $45.0 million, of which $10.0 million is expected to be repaid within the next twelve months and is included under "short-term borrowings" and the balance of which $35.0 million is included under "long term borrowings" in the unaudited consolidated balance sheets.
Borrowings under the Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries and for acquisitions.
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.25% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.25% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.20% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 2.50% per annum during the three months ended March 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements or obligations.

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2017:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.3	$0.3	$—	$—	$0.6
Operating leases	10.2	14.5	5.3	0.9	30.9
Purchase obligations	13.1	0.4	—	—	13.5
Other obligations(a)	2.8	4.6	3.7	5.2	16.3
Borrowings
Principal payments	10.0	35.0	—	—	45.0
Interest Payments(b)	1.2	1.6	—	—	2.8
Total contractual cash obligations(c)	$37.6	$56.4	$9.0	$6.1	$109.1

(a)	Represents estimated payments under the Gratuity Plan.

(b)	Interest on borrowings is calculated based on the effective interest rate on the outstanding borrowings as of March 31, 2017.

(c)	Excludes $3.2 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2017, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act,”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2017, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     Other Information

ITEM 1.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see Note 21 to our unaudited consolidated financial statements contained herein for details regarding our tax proceedings.

ITEM 1A.    Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2017, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3)
January 1, 2017 through January 31, 2017(1)	78,978	47.11	35,994	18,275,777
February 1, 2017 through February 28, 2017(2)	69,105	46.19	49,305	36,000,012
March 1, 2017 through March 31, 2017	108,663	46.01	108,663	31,000,021
Total	256,746	46.40	193,962	—

(1) Includes 42,984 shares of the Company’s common stock acquired by the Company at the price of $46.45 in connection with satisfaction of tax withholding obligations on vested restricted stock. Price paid per share for the restricted stock was the average of high and low price of common stock on the trading day prior to the vesting date of the restricted stock units.
(2) Includes 19,800 shares of the Company’s common stock acquired by the Company at the price of $46.27 in connection with satisfaction of tax withholding obligations on vested restricted stock. Price paid per share for the restricted stock was the average of high and low price of common stock on the trading day prior to the vesting date of the restricted stock units.
(3) On February 28, 2017, the Company’s Board of Directors authorized an additional common stock repurchase program (the “2017 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2017 through 2019 up to an aggregate of $100 million. The approval increases the 2017 authorization from $20 million to $40 million and authorizes stock repurchases of up to $40 million in each of 2018 and 2019.

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

Date: May 2, 2017	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

EXHIBITS

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

3.1
Amended and Restated Certificate of Incorporation of the Company, as in effect on the date hereof (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 25, 2006).

3.2
Fourth Amended and Restated By-Laws of ExlService Holdings, Inc., as in effect on the date hereof (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on February 28, 2017).

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