Form 10-Q
period 2017-06-30
ExlService Holdings, Inc.
filed 2017-07-27
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2017, there were 33,742,121 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,414	$213,155
Short-term investments	147,915	13,491
Restricted cash	1,898	3,846
Accounts receivable, net	123,798	113,067
Prepaid expenses	9,454	7,855
Advance income tax, net	7,337	6,242
Other current assets	18,784	21,168
Total current assets	398,600	378,824
Property, plant and equipment, net	63,978	49,029
Restricted cash	3,692	3,393
Deferred taxes, net	13,959	14,799
Intangible assets, net	46,973	53,770
Goodwill	188,154	186,770
Other assets	32,075	19,943
Total assets	$747,431	$706,528
Liabilities and Equity
Current liabilities:
Accounts payable	$11,661	$3,288
Short-term borrowings	10,000	10,000
Deferred revenue	14,189	16,615
Accrued employee cost	39,135	50,832
Accrued expenses and other current liabilities	40,845	43,264
Current portion of capital lease obligations	203	232
Total current liabilities	116,033	124,231
Long term borrowings	35,000	35,000
Capital lease obligations, less current portion	310	300
Non-current liabilities	16,166	14,819
Total liabilities	167,509	174,350
Commitments and contingencies (See Note 21)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,252,428 shares issued and 33,691,731 shares outstanding as of June 30, 2017 and 35,699,819 shares issued and 33,628,109 shares outstanding as of December 31, 2016	36	36
Additional paid-in capital	303,486	284,646
Retained earnings	415,342	382,722
Accumulated other comprehensive loss	(55,451)	(75,057)
Total including shares held in treasury	663,413	592,347
Less: 2,560,697 shares as of June 30, 2017 and 2,071,710 shares as of December 31, 2016, held in treasury, at cost	(83,694)	(60,362)
Stockholders' equity	$579,719	$531,985
Non-controlling interest	203	193
Total equity	$579,922	$532,178
Total liabilities and equity	$747,431	$706,528
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues, net	$189,057	$170,478	$372,090	$337,514
Cost of revenues (exclusive of depreciation and amortization)	125,449	112,026	245,568	220,405
Gross profit	63,608	58,452	126,522	117,109
Operating expenses:
General and administrative expenses	24,715	21,148	48,939	41,766
Selling and marketing expenses	13,127	12,798	26,489	26,252
Depreciation and amortization	9,637	8,270	19,063	16,403
Total operating expenses	47,479	42,216	94,491	84,421
Income from operations	16,129	16,236	32,031	32,688
Foreign exchange gain, net	2,898	1,363	4,466	1,832
Interest expense	(465)	(343)	(897)	(728)
Other income, net	2,639	6,127	5,949	9,306
Income before income tax expense	21,201	23,383	41,549	43,098
Income tax expense	823	7,008	4,383	12,903
Net income	$20,378	$16,375	$37,166	$30,195
Earnings per share:
Basic	$0.60	$0.49	$1.10	$0.90
Diluted	$0.58	$0.47	$1.06	$0.88
Weighted-average number of shares used in computing earnings per share:
Basic	33,819,320	33,621,444	33,833,153	33,500,736
Diluted	34,993,226	34,510,400	35,051,767	34,431,028
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$20,378	$16,375	$37,166	$30,195
Other comprehensive income:
Unrealized (loss)/gain on effective cash flow hedges, net of taxes $1,085, ($376), $3,036 and $27, respectively	(315)	(1,508)	6,457	526
Foreign currency translation adjustment	2,200	(5,401)	13,843	(4,368)
Retirement benefits, net of taxes nil, $15, nil and $20, respectively	—	123	—	305
Reclassification adjustments
Realized gain on cash flow hedges, net of taxes ($156), ($156), ($347) and ($181), respectively(1)	(354)	(193)	(787)	(225)
Retirement benefits, net of taxes $40, $1, $47 and $2, respectively(2)	31	21	93	42
Total other comprehensive income/(loss)	$1,562	$(6,958)	$19,606	$(3,720)
Total comprehensive income	$21,940	$9,417	$56,772	$26,475

(1)	These are reclassified to net income and are included in the foreign exchange gain in the unaudited consolidated statements of income. See Note 13 to the unaudited consolidated financial statements.

(2)
These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 16 to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$37,166	$30,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,063	16,403
Stock-based compensation expense	11,063	10,259
Unrealized gain on short term investments	(2,246)	(2,984)
Change in fair value of earn-out consideration	—	(4,060)
Unrealized foreign exchange loss/(gain)	1,643	(42)
Deferred income tax (benefit)/expense	(3,118)	3,607
Others, net	27	(67)
Change in operating assets and liabilities:
Restricted cash	1,828	314
Accounts receivable	(9,775)	(19,621)
Prepaid expenses and other current assets	7,161	(1,177)
Accounts payable	5,295	(1,427)
Deferred revenue	(2,367)	4,996
Accrued employee costs	(11,612)	(10,282)
Accrued expenses and other liabilities	(6,074)	4,413
Advance income tax, net	(1,117)	(3,179)
Other assets	(36)	(433)
Net cash provided by operating activities	46,901	26,915

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,447)	(14,872)
Purchase of investments	(169,422)	(132,275)
Proceeds from redemption of investments	39,475	41,179
Net cash used for investing activities	(150,394)	(105,968)

Cash flows from financing activities:
Principal payments on capital lease obligations	(94)	(240)
Repayments of borrowings	—	(25,000)
Acquisition of treasury stock	(23,332)	(9,704)
Proceeds from exercise of stock options	1,778	4,195
Net cash used for financing activities	(21,648)	(30,749)
Effect of exchange rate changes on cash and cash equivalents	1,400	(2,408)
Net decrease in cash and cash equivalents	(123,741)	(112,210)
Cash and cash equivalents, beginning of period	213,155	205,323
Cash and cash equivalents, end of period	$89,414	$93,113

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(In thousands, except share and per share amounts)
1. Organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the “Company”), operates in the Business Process Management (“BPM”) industry providing operations management services and analytics services that help businesses enhance growth and profitability. Using its proprietary platforms, methodologies and tools, the Company looks deeper to help its clients improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. The Company’s clients are located principally in the U.S. and the U.K.

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
June 30, 2017
(In thousands, except share and per share amounts)

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for the three months ended June 30, 2017 in the amount of $1,624 and for the six months ended June 30, 2017 in the amount of $3,681 related to excess tax benefits. No adjustment is recorded for any windfall benefits previously recorded in APIC.

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

The Company is evaluating the impact of the new standard. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of the contractual arrangements and the mix of business. Upon adoption, we expect there to be a change in the manner that variable consideration in certain revenue arrangements is recognized from the current practice of recognizing such revenue as the services are performed and the variable consideration is earned to estimating the achievability of the variable conditions when we begin delivering services and recognizing that amount over the contractual period. The Company also expects a change in the manner that it recognizes certain incremental and fulfillment costs from expensing them as incurred to deferring and recognizing them over the contractual period.

The Company continues to evaluate the available transition methods and its contractual arrangements. The Company's considerations include, but are not limited to, the comparability of its financial statements and the comparability within its industry from application of the new standard to its contractual arrangements. The Company plans to select a transition method by the second half of 2017. The Company has established an implementation team to implement the standard update related to the recognition of revenue from contracts with customers and continues to evaluate the changes to accounting system and processes, and additional disclosure requirements that may be necessary.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment should be applied through a modified retrospective approach. Early adoption as of the fiscal years beginning after December 15, 2018 is permitted. The adoption of ASU 2016-13 is not expected to have a material effect on the Company's consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments apply to all entities that are required to present a Statement of Cash Flows under Topic 230. The amendments are an improvement to GAAP because they provide guidance for each of eight issues identified therein, thereby reducing the current and potential future diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this ASU to have a material effect on its financial position or results of operations.

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
June 30, 2017
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

In May 2017, FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

3. Segment and Geographical Information

The Company operates in the BPM industry and is a provider of operations management and analytics services. The Company has eight operating segments, which are strategic business units that align its products and services with how it manages its business, approaches its key markets and interacts with its clients. Six of those operating segments provide BPM or “operations management” services, which the Company organizes into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (Finance and Accounting) that provides services to clients in industry-focused segments as well as clients across other industries. In each of these six operating segments, the Company provides operations management services, which typically involve transfer to the Company of select business operations of a client, after which it administers and manages those operations for its client on an ongoing basis. The remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and the Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.

In prior periods the Company presented two reportable segments: Operations Management (which included its Insurance, Healthcare, Travel, Transportation and Logistics, Finance and Accounting, Banking and Financial services, Utilities and Consulting operating segments) and Analytics. Effective for the quarter and year ended December 31, 2016, the Company presents information for the following reportable segments:

• Insurance
• Healthcare
• Travel, Transportation and Logistics (“TT&L”)
• Finance and Accounting (“F&A”), and
• Analytics

The remaining operating segments, which includes the banking and financial services, utilities and consulting operating segments have been included in a category called “All Other”. Segment information for all prior periods presented herein has been changed to conform to the current presentation. This change in segment presentation does not affect the Company's unaudited consolidated statements of income and comprehensive income, balance sheets or statements of cash flows.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

Revenues and cost of revenues for the three months ended June 30, 2017 and 2016, respectively, for each of the reportable segments, are as follows:

	Three months ended June 30, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$58,255	$18,923	$17,835	$21,038	$21,447	$51,559	$189,057
Cost of revenues (exclusive of depreciation and amortization)	40,976	12,250	10,473	12,955	14,697	34,098	125,449
Gross profit	$17,279	$6,673	$7,362	$8,083	$6,750	$17,461	$63,608
Operating expenses							47,479
Foreign exchange gain, interest expense and other income, net							5,072
Income tax expense							823
Net income							$20,378

	Three months ended June 30, 2016
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$50,597	$17,442	$17,545	$19,284	$26,001	$39,609	$170,478
Cost of revenues (exclusive of depreciation and amortization)	36,451	11,008	10,801	11,929	16,293	25,544	112,026
Gross profit	$14,146	$6,434	$6,744	$7,355	$9,708	$14,065	$58,452
Operating expenses							42,216
Foreign exchange gain, interest expense and other income, net							7,147
Income tax expense							7,008
Net income							$16,375

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

Revenues and cost of revenues for the six months ended June 30, 2017 and 2016, respectively, for each of the reportable segments, are as follows:

	Six months ended June 30, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$114,176	$37,855	$34,878	$42,052	$42,563	$100,566	$372,090
Cost of revenues (exclusive of depreciation and amortization)	79,305	24,436	20,697	25,853	29,141	66,136	245,568
Gross profit	$34,871	$13,419	$14,181	$16,199	$13,422	$34,430	$126,522
Operating expenses							94,491
Foreign exchange gain, interest expense and other income, net							9,518
Income tax expense							4,383
Net income							$37,166

	Six months ended June 30, 2016
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$98,895	$33,830	$35,104	$39,103	$52,007	$78,575	$337,514
Cost of revenues (exclusive of depreciation and amortization)	70,719	21,553	21,264	23,373	33,181	50,315	220,405
Gross profit	$28,176	$12,277	$13,840	$15,730	$18,826	$28,260	$117,109
Operating expenses							84,421
Foreign exchange gain, interest expense and other income, net							10,410
Income tax expense							12,903
Net income							$30,195
Net revenues of the Company by service type, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
BPM and related services (1)	$137,498	$130,869	$271,524	$258,939
Analytics services	51,559	39,609	100,566	78,575
Total	$189,057	$170,478	$372,090	$337,514

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and consulting operating segment, which provides services related to operations management services. See reportable segment disclosure above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues, net
United States	$153,894	$136,151	$304,175	$270,225
Non-United States
United Kingdom	28,951	28,863	55,033	56,291
Rest of World	6,212	5,464	12,882	10,998
Total Non-United States	35,163	34,327	67,915	67,289
	$189,057	$170,478	$372,090	$337,514

Property, plant and equipment by geographic area, were as follows:

	As of
	June 30, 2017	December 31, 2016
Property, plant and equipment, net
India	$38,576	$23,362
United States	12,890	10,809
Philippines	9,736	11,900
Rest of World	2,776	2,958
	$63,978	$49,029
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerators:
Net income	$20,378	$16,375	$37,166	$30,195
Denominators:
Basic weighted average common shares outstanding	33,819,320	33,621,444	33,833,153	33,500,736
Dilutive effect of share based awards	1,173,906	888,956	1,218,614	930,292
Diluted weighted average common shares outstanding	34,993,226	34,510,400	35,051,767	34,431,028
Earnings per share:
Basic	$0.60	$0.49	$1.10	$0.90
Diluted	$0.58	$0.47	$1.06	$0.88
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	2,893	59,455	227,941	130,103

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

5. Other Income, net
Other income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest and dividend income	$323	$375	$995	$853
Gain on mutual fund investments	2,438	1,886	4,221	3,630
Change in fair value of earn-out consideration	—	3,810	—	4,060
Other, net	(122)	56	733	763
Other income, net	$2,639	$6,127	$5,949	$9,306

6. Property, Plant and Equipment
Property, Plant and Equipment consist of the following:

	Estimated useful lives	As of
	(Years)	June 30, 2017	December 31, 2016
Owned Assets:
Network equipment and computers	3-5	$73,158	$65,381
Software	3-5	56,513	44,617
Leasehold improvements	3-8	36,176	31,192
Office furniture and equipment	3-8	17,241	15,426
Motor vehicles	2-5	695	580
Buildings	30	1,232	1,171
Land	—	806	766
Capital work in progress	—	9,141	4,964
		194,962	164,097
Less: Accumulated depreciation and amortization		(131,519)	(115,568)
		$63,443	$48,529
Assets under capital leases:
Leasehold improvements		$898	$854
Office furniture and equipment		140	133
Motor vehicles		775	810
		1,813	1,797
Less: Accumulated depreciation and amortization		(1,278)	(1,297)
		$535	$500
Property, Plant and Equipment, net		$63,978	$49,029
Depreciation and amortization expense excluding amortization of acquisition-related intangibles for the three months ended June 30, 2017 and 2016 was $6,130, and $5,552, respectively and for the six months ended June 30, 2017 and 2016 was $12,058 and $10,970 respectively. Internally generated software development costs, both as of June 30, 2017 and December 31, 2016, were $2,242 and is included under Software. Accumulated amortization expense for these capitalized software development costs as of June 30, 2017 and December 31, 2016 were $635 and $336, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

Capital work in progress represents advances paid towards acquisition of property, plant and equipment and cost of property, plant and equipment and internally generated software costs not yet ready to be placed in service.
7. Goodwill and Intangible Assets
Goodwill
The following table sets forth details of the Company’s goodwill balance as of June 30, 2017:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance as at January 1, 2016	$35,824	$19,276	$13,278	$47,891	$5,326	$49,940	$171,535
Acquisitions	2,510	—	—	—	—	13,598	16,108
Currency translation adjustments	(224)	—	(295)	(354)	—	—	(873)
Balance as at December 31, 2016	$38,110	$19,276	$12,983	$47,537	$5,326	$63,538	$186,770
Acquisitions	—	—	—	—	—	—	—
Currency translation adjustments	130	—	570	684	—	—	1,384
Balance as at June 30, 2017	$38,240	$19,276	$13,553	$48,221	$5,326	$63,538	$188,154

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$75,324	$(38,316)	$37,008
Leasehold benefits	2,857	(2,466)	391
Developed technology	14,267	(7,605)	6,662
Non-compete agreements	2,045	(1,693)	352
Trade names and trademarks	5,372	(3,712)	1,660
	$99,865	$(53,792)	$46,073
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$100,765	$(53,792)	$46,973

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

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
Amortization expense for the three months ended June 30, 2017 and 2016 was $3,507 and $2,718, respectively, and for the six months ended June 30, 2017 and 2016 was $7,005 and $5,433, respectively. The remaining weighted average life of intangible assets was 5.5 years for customer relationships, 1.9 years for leasehold benefits, 4.5 years for developed technology, 2.0 years for non-compete agreements and 5.3 years for trade names and trademarks excluding indefinite life trade names and trademarks.

Estimated amortization of intangible assets during the next twelve months ending June 30,
2018	$13,113
2019	12,050
2020	7,775
2021	3,288
2022 and thereafter	9,847
Total	$46,073
8. Other current assets
Other current assets consists of the following:

	As of
	June 30, 2017	December 31, 2016
Derivative instruments	$8,826	$3,324
Advances to suppliers	1,601	1,091
Receivables from statutory authorities	4,787	11,870
Others	3,570	4,883
Other current assets	$18,784	$21,168

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	As of
	June 30, 2017	December 31, 2016
Accrued expenses	$30,560	$30,690
Derivative instruments	1,315	1,430
Client liability account	2,031	4,005
Others	6,939	7,139
Accrued expenses and other current liabilities	$40,845	$43,264
10. Non-current liabilities
Non-current liabilities consists of the following:

	As of
	June 30, 2017	December 31, 2016
Derivative instruments	$1,421	$828
Unrecognized tax benefits	692	3,640
Deferred rent	7,855	7,237
Retirement benefits	2,779	1,977
Others	3,419	1,137
Non-current liabilities	$16,166	$14,819

11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC topic 815 “Derivatives and Hedging” (“ASC No. 815”). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive loss until the settlement of those contracts. The balances as of June 30, 2017 and December 31, 2016 are as follows:

	As of
	June 30, 2017	December 31, 2016
Cumulative currency translation adjustments	$(63,456)	$(77,299)
Unrealized gain on cash flow hedges, net of taxes of $3,896 and $1,207	8,410	2,740
Retirement benefits, net of taxes of ($295) and ($342)	(405)	(498)
Accumulated other comprehensive loss	$(55,451)	$(75,057)
12. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2017 and December 31, 2016. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

As of June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$132,725	$—	$—	$132,725
Derivative financial instruments	—	15,731	—	15,731
Total	$132,725	$15,731	$—	$148,456
Liabilities
Derivative financial instruments	$—	$2,736	$—	$2,736
Total	$—	$2,736	$—	$2,736

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$—	$—	$—	$—
Derivative financial instruments	—	6,318	—	6,318
Total	$—	$6,318	$—	$6,318
Liabilities
Derivative financial instruments	$—	$2,258	$—	$2,258
Total	$—	$2,258	$—	$2,258

* Represents short-term investments carried on fair value option under ASC 825 "Financial Instruments" as of June 30, 2017.
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
13. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely foreign exchange forward contracts that are designated effective and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $308,046 as of June 30, 2017 and $218,545 as of December 31, 2016. The fair value of these cash flow hedges is included in the other comprehensive loss on the Company's unaudited consolidated balance sheet.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/loss. The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $86,766 and GBP 17,125 as of June 30, 2017 and amounted to $64,497 and GBP 17,974 as of December 31, 2016.
The Company estimates that approximately $7,293 of net derivative gains included in accumulated other comprehensive loss (“AOCL”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2017. At June 30, 2017, the maximum outstanding term of the cash flow hedges was 45 months.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain/(loss). For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. There were no such significant amounts of gains or losses that were reclassified from AOCL into earnings during the three months ended June 30, 2017 and 2016.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:
Derivatives designated as hedging instruments:

	As of
	June 30, 2017	December 31, 2016
Other current assets:
Foreign currency exchange contracts	$8,608	$3,211
Other assets:
Foreign currency exchange contracts	$6,905	$2,994
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$1,315	$1,430
Non-current liabilities:
Foreign currency exchange contracts	$1,421	$828
Derivatives not designated as hedging instruments:

	As of
	June 30, 2017	December 31, 2016
Other current assets:
Foreign currency exchange contracts	$218	$113
The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Derivatives in Cash flow hedging relationship
Gain/(loss) recognized in AOCL on derivative - Effective portion	$770	$(1,884)	$9,493	$553
Gain/(loss) reclassified from AOCL to foreign exchange gain/(loss) - Effective portion	$510	$349	$1,134	$406
Gain/(loss) recognized in foreign exchange gain/(loss) - Ineffective portion	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Gain/(loss) recognized in foreign exchange gain/(loss)	$151	$999	$2,773	$2,728

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

14. Borrowings
The Company has a revolving credit facility (the “Credit Facility”), including a letter of credit sub-facility, in the amount of $100,000. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty.
Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The amount outstanding as of June 30, 2017 is $45,000, of which $10,000 is expected to be repaid within the next twelve months and is included under “short-term borrowings” in the unaudited consolidated balance sheets. The Credit Facility carried an effective interest rate of 2.7% per annum and 2.0% per annum, during the three months ended June 30, 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016 was 2.6% per annum and 2.1% per annum, respectively.
In connection with the financing, the Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility. The unamortized debt issuance costs as of June 30, 2017 and December 31, 2016 was $224 and $272, respectively, and is included under "other current assets" and "other assets" in the unaudited consolidated balance sheets.
The Credit Facility is guaranteed by the Company's domestic subsidiaries and material foreign subsidiaries and is secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains certain covenants including a restriction on our indebtedness, and a covenant to not permit the interest coverage ratio (the ratio of EBIT to cash interest expense) or the leverage ratio (total funded indebtedness to EBITDA), for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or 2.5 to 1.0, respectively. As of June 30, 2017, the Company was in compliance with the financial covenants listed above.
15. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended June 30, 2017 and 2016, the Company acquired 2,219 and 1,479 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $103 and $76, respectively. The weighted average purchase price per share of $46.51 and $51.39, respectively, was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
During the six months ended June 30, 2017 and 2016, the Company acquired 65,003 and 16,027 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $3,016 and $728, respectively. The weighted average purchase price per share of $46.40 and $45.44, respectively, was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
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
During the three and six months ended June 30, 2017, the Company purchased 230,022 and 423,984 shares of its common stock, respectively, for an aggregate purchase price of approximately $11,316 and $20,316, respectively, including commissions, representing an average purchase price per share of $49.20 and $47.92, respectively, under the 2014 and 2017 Repurchase Program.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

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
Net gratuity cost includes the following components:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$494	$401	$978	$801
Interest cost	166	150	328	299
Expected return on plan assets	(111)	(104)	(218)	(208)
Amortization of Actuarial loss	71	22	140	44
Net gratuity cost	$620	$469	$1,228	$936
The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 8.0% on these Gratuity Plans for the period ended June 30, 2017.

Change in Plan Assets
Plan assets at January 1, 2017	$5,640
Actual return	206
Employer contribution	1,685
Benefits paid	(604)
Effect of exchange rate changes	312
Plan assets at June 30, 2017	$7,239
The Company maintains several 401(k) plans under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. Contributions to the 401(k) plans amounting to $496 and $475 were made during the three months ended June 30, 2017 and 2016, respectively, and $1,564 and $1,391 during the six months ended June 30, 2017 and 2016, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

During the three months ended June 30, 2017 and 2016, the Company contributed $1,792 and $1,566, respectively, and during the six months ended June 30, 2017 and 2016, the Company contributed $3,505 and $3,048, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, and Singapore.
17. Leases
The Company finances its use of certain motor vehicles under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of June 30, 2017 are as follows:

During the next twelve months ending June 30,
2018	$259
2019	180
2020	134
2021	49
Total minimum lease payments	622
Less: amount representing interest	109
Present value of minimum lease payments	513
Less: current portion	203
Long term capital lease obligation	$310

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after June 30, 2017 are set forth below:

During the next twelve months ending June 30,
2018	$10,834
2019	9,301
2020	5,055
2021	3,403
2022	1,119
2023 and thereafter	1,105
$30,817
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent on such leases on a straight-line basis over the non-cancelable lease period determined under ASC topic 840, “Leases”. Rent expense under both cancelable and non-cancelable operating leases was $6,139 and $5,278 for the three months ended June 30, 2017 and 2016, respectively and $11,806 and $10,426, respectively for the six months ended June 30, 2017 and 2016. Deferred rent as of June 30, 2017 and December 31, 2016 was $8,785 and $7,915, respectively, and is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the unaudited consolidated balance sheets.
18. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

The Company recorded income tax expense of $823 and $7,008 for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate decreased from 30.0% during the three months ended June 30, 2016 to 3.9% as a result of (i) excess tax benefit related to stock awards of $1,624 recognized on adoption of ASU No. 2016-09 during the three months ended June 30, 2017, (ii) conclusion of an uncertain tax position of $3,153 (including interest of $1,433), (iii) the impact of reversal of earn-out liability of $3,810 in other income during the three months ended June 30, 2016 related to the Company's acquisition of RPM Direct LLC and RPM Data Solutions LLC (collectively, "RPM") in 2015, and (iv) higher earnings from foreign subsidiaries and lower domestic profit in the U.S.
The Company recorded income tax expense of $4,383 and $12,903 for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate decreased from 29.9% during the six months ended June 30, 2016 to 10.5% as a result of (i) excess tax benefit related to stock awards of $3,681 recognized on adoption of ASU No. 2016-09 during the six months ended June 30, 2017, (ii) conclusion of an uncertain tax position of $3,153 (including interest of $1,433), (iii) the impact of reversal of earn-out liability of $4,060 in other income during the six months ended June 30, 2016 related to the Company's RPM acquisition in 2015, and (iv) higher earnings from foreign subsidiaries and lower domestic profit in the U.S.
The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2017 through June 30, 2017:

Balance as of January 1, 2017	$3,087
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(1,720)
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	85
Balance as of June 30, 2017	$1,452
The unrecognized tax benefits as of June 30, 2017 of $1,452, if recognized, would impact the effective tax rate.
During the three months ended June 30, 2017 and 2016, the Company has recognized interest of nil and $49, respectively, which are included in the income tax expense in the unaudited consolidated statements of income. As of June 30, 2017 and December 31, 2016, the Company has accrued interest and penalties of $240 and $1,553, relating to unrecognized tax benefits.
19. Stock-Based Compensation
The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of revenue	$1,129	$788	$2,339	$2,053
General and administrative expenses	2,344	1,964	4,940	4,336
Selling and marketing expenses	1,634	1,698	3,784	3,870
Total	$5,107	$4,450	$11,063	$10,259
As of June 30, 2017, the Company had 1,464,838 shares available for grant under the 2015 Amendment and Restatement of the 2006 Omnibus Award Plan.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

Stock Options
Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2016	811,902	$16.31	$27,718	2.96
Granted	—	—
Exercised	(136,920)	12.99
Forfeited	—	—
Outstanding at June 30, 2017	674,982	$16.98	$26,060	2.67
Vested and exercisable at June 30, 2017	674,982	$16.98	$26,060	2.67
The unrecognized compensation cost for outstanding options as of June 30, 2017 is nil. The Company did not grant any options during the three and six months ended June 30, 2017 and 2016. The total grant date fair value of options vested during the three and six months ended June 30, 2017 was nil and $706, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Fair Value	Number	Weighted- Average Fair Value
Outstanding at December 31, 2016*	246,940	$42.42	1,256,288	$37.38
Granted	—	—	387,977	47.94
Vested	(28,694)	34.89	(397,746)	35.00
Forfeited	—	—	(68,201)	40.17
Outstanding at June 30, 2017*	218,246	$43.41	1,178,318	$41.50

*     As of June 30, 2017 and December 31, 2016 restricted stock units vested for which the underlying common stock is yet to be issued are 146,112 and 135,054, respectively.
As of June 30, 2017, unrecognized compensation cost of $45,029 is expected to be expensed over a weighted average period of 2.85 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

Performance Based Stock Awards
Performance restricted stock unit (the "PRSUs") activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at December 31, 2016	115,174	$41.70	215,171	$47.42
Granted	62,113	47.73	62,100	54.10
Vested	—	—	—	—
Forfeited	(6,960)	42.97	(6,960)	58.90
Outstanding at June 30, 2017	170,327	$43.85	270,311	$48.66
As of June 30, 2017, unrecognized compensation cost of $10,252 is expected to be expensed over a weighted average period of 1.88 years.

20. Related Party Disclosures
The Company provides consulting services to PharmaCord, LLC.  One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of approximately $328 and $805 in the three months and six months ended June 30, 2017, respectively, for services provided.
At June 30, 2017 and December 31, 2016, the Company had an account receivable of $305 and nil, respectively, related to these services.

21. Commitments and Contingencies
Fixed Asset Commitments
At June 30, 2017, the Company has committed to spend approximately $5,920 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2017
(In thousands, except share and per share amounts)

of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment.
The aggregate disputed amount demanded by Indian tax authorities from the Company primarily related to its transfer pricing issues for years ranging from tax years 2003 to 2014 and its permanent establishment issues ranging from tax years 2003 to 2007 as of June 30, 2017 and December 31, 2016 is $17,099 and $17,963, respectively, of which the Company has made payments or provided bank guarantee to the extent $8,501 and $8,640, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,449 and $6,690 as of June 30, 2017 and December 31, 2016, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,052 and $1,950 as of June 30, 2017 and December 31, 2016, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of June 30, 2017 and December 31, 2016.
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

Executive Overview
We operate in the business process management (“BPM”) industry and we provide operations management and analytics services that help the business enhance growth and profitability. Using our proprietary platforms, methodologies and tools we look deeper to help our clients improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Six of those operating segments provide BPM or “operations management” services, which we organize into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company of select business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and our Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
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
Revenues
For the three months ended June 30, 2017, we had revenues of $189.1 million compared to revenues of $170.5 million for the three months ended June 30, 2016, an increase of $18.6 million, or 10.9%. For the six months ended June 30, 2017, we had revenues of $372.1 million compared to revenues of $337.5 million for the six months ended June 30, 2016, an increase of $34.6 million, or 10.2%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 81.4% and 15.3%, respectively, of our total revenues for the three months ended June 30, 2017 and approximately 79.9% and 16.9%, respectively, of our revenues for the three months ended June 30, 2016. For the six months ended June 30, 2017, these two regions generated
81.7% and 14.8%, respectively, of our total revenues and 80.1% and 16.7%, respectively, of our total revenues for the six months ended June 30, 2016.
For the three months ended June 30, 2017 and 2016, our total revenues from our top ten clients accounted for 39.1% and 40.2% of our total revenues, respectively. For the six months ended June 30, 2017 and 2016, our total revenues from our top ten clients accounted for 39.0% and 40.4% of our total revenues, respectively. None of our clients accounted for more than 10% of our total revenues during the three and six months ended June 30, 2017 and 2016. Although we intend to continue increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

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

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in millions)		(dollars in millions)
Revenues, net	$189.1	$170.5	$372.1	$337.5
Cost of revenues (exclusive of depreciation and amortization)	125.5	112.0	245.6	220.4
Gross profit	63.6	58.5	126.5	117.1
Operating expenses:
General and administrative expenses	24.7	21.2	48.9	41.8
Selling and marketing expenses	13.1	12.8	26.5	26.2
Depreciation and amortization	9.7	8.3	19.1	16.4
Total operating expenses	47.5	42.3	94.5	84.4
Income from operations	16.1	16.2	32.0	32.7
Foreign exchange gain, net	2.9	1.4	4.5	1.8
Interest expense	(0.4)	(0.3)	(0.9)	(0.7)
Other income, net	2.6	6.1	5.9	9.3
Income before income tax expense	21.2	23.4	41.5	43.1
Income tax expense	0.8	7.0	4.3	12.9
Net income	$20.4	$16.4	$37.2	$30.2

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues.

The following table summarizes our revenues by reportable segment for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Insurance	$58.3	$50.6	$7.7	15.1%
Healthcare	18.9	17.4	1.5	8.5%
Travel, Transportation and Logistics	17.8	17.6	0.2	1.7%
Finance and Accounting	21.0	19.3	1.7	9.1%
All Other	21.5	26.0	(4.5)	(17.5)%

Analytics	51.6	39.6	12.0	30.2%
Total revenues, net	$189.1	$170.5	$18.6	10.9%
Revenues for the three months ended June 30, 2017 were $189.1 million, up $18.6 million or 10.9% compared to the three months ended June 30, 2016.
Revenue growth in Insurance of $7.7 million was driven by expansion of business from our new and existing clients of $7.4 million, including $1.7 million related to the July 2016 acquisition of Liss Systems Limited ("Liss"). The remaining increase of $0.3 million is attributable to a net impact of appreciation of the South African Rand and Indian rupee and depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Insurance revenues were 30.8% and 29.7% of our total revenues in the three months ended June 30, 2017 and June 30, 2016, respectively.
Revenue growth in Healthcare of $1.5 million was driven by expansion of business from our new and existing clients. Healthcare revenues were 10.0% and 10.2% of our total revenues in the three months ended June 30, 2017 and June 30, 2016, respectively.
Revenue growth in Travel, Transportation and Logistics ("TT&L") of $0.2 million was primarily driven by net volume increase from our new and existing clients of $0.5 million, which was partially offset by $0.3 million impact due to depreciation of the Philippine Peso against the U.S. dollar during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. TT&L revenues were 9.4% and 10.3% of our total revenues in the three months ended June 30, 2017 and June 30, 2016, respectively.
Revenue growth in Finance and Accounting ("F&A") of $1.7 million was driven by expansion of business from our new and existing clients. F&A revenues were 11.1% and 11.3% of our total revenues in the three months ended June 30, 2017 and June 30, 2016, respectively.
Revenue decline in All Other of $4.5 million was driven primarily by lower revenue in our Consulting and Utilities operating segments, partially offset by higher revenue in our Banking and Financial Services operating segment, aggregating to $4.7 million. This was partially offset by a net increase of $0.2 million impact due to appreciation of the Indian rupee and depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. All Other revenues were 11.3% and 15.3% of our total revenues in the three months ended June 30, 2017 and June 30, 2016, respectively.
Revenue growth in Analytics of $12.0 million was driven by our recurring and project based engagements from our new and existing clients of $12.2 million, including $6.0 million from our IQR Consulting Inc. and Datasource Consulting, LLC acquisitions in 2016. The increase was partially offset by a decrease of $0.2 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Analytics revenues were 27.3% and 23.2% of our total revenues in the three months ended June 30, 2017 and June 30, 2016, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended June 30,			Percentage change	Three months ended June 30,		Change
	2017	2016	Change		2017	2016
	(dollars in millions)
Insurance	$41.0	$36.5	$4.5	12.4%	29.7%	28.0%	1.7%
Healthcare	12.2	11.0	1.2	11.3%	35.3%	36.9%	(1.6)%
TT&L	10.5	10.8	(0.3)	(3.0)%	41.3%	38.4%	2.9%
F & A	13.0	11.9	1.1	8.6%	38.4%	38.1%	0.3%
All Other	14.7	16.3	(1.6)	(9.8)%	31.5%	37.3%	(5.8)%

Analytics	34.1	25.5	8.6	33.5%	33.9%	35.5%	(1.6)%
Total	$125.5	$112.0	$13.5	12.0%	33.6%	34.3%	(0.7)%
For the three months ended June 30, 2017, cost of revenues was $125.5 million compared to $112.0 million for the three months ended June 30, 2016, an increase of $13.5 million, or 12.0%. Our gross margin for the three months ended June 30, 2017 was 33.6% compared to 34.3% for three months ended June 30, 2016, a decrease of 70 basis points (“bps”).
The increase in cost of revenues in Insurance of $4.5 million was primarily due to an increase in employee-related costs of $3.2 million (including $0.7 million related to the Liss acquisition) on account of higher headcount and wage inflation and technology and infrastructure costs of $0.9 million. There was a net increase of $0.4 million due to the appreciation of the Indian rupee and depreciation of the Philippine peso against the U.S. dollar during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Gross margin increased by 170 bps during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to higher revenues and margin expansion in existing clients.
The increase in cost of revenues in Healthcare of $1.2 million was primarily due to an increase in employee-related costs of $1.1 million on account of higher headcount and wage inflation, and technology and infrastructure costs of $0.4 million. This was partially offset by $0.3 million due to the depreciation of the Philippine peso against the U.S. dollar during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Gross margin decreased by 160 bps during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to higher operating costs.
The decrease in cost of revenues in TT&L of $0.3 million was primarily due to a decrease in infrastructure and travel costs of $0.2 million and depreciation of the Philippine peso against the U.S. dollar of $0.1 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Gross margin increased by 290 bps during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due to margin expansion in existing clients and lower operating costs.
The increase in cost of revenues in F&A of $1.1 million was primarily due to an increase in employee-related costs of $0.9 million on account of higher headcount and wage inflation, infrastructure costs of $0.3 million and technology costs of $0.1 million. This was partially offset by decrease in travel related costs of $0.4 million. There was an increase of $0.3 million due to the appreciation of the Indian rupee against the U.S. dollar during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Gross margin increased by 30 bps during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
The decline in cost of revenues in All Other of $1.6 million was primarily due to a decrease in employee-related costs of $0.7 million on account of lower headcount, partially offset by wage inflation. There was also a decrease in travel related costs of $0.6 million, and technology, infrastructure costs and other operating costs aggregating to $0.3 million in the three months ended June 30, 2016 due to lower revenues. Gross margin decreased by 580 bps during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to lower revenues in our consulting and utilities operating segments.
The increase in cost of revenues in Analytics of $8.6 million was primarily due to an increase in employee-related costs of $7.8 million (including $5.1 million of incremental employee-related costs related to our 2016 acquisitions) on account of higher headcount and wage inflation, and an increase in technology costs of $0.3 million, infrastructure costs of $0.4 million and travel costs of $0.1 million. This was partially offset by a reduction in our other operating expenses of $0.3 million. There was a net increase of $0.2 million due to the appreciation of the Indian rupee against the U.S. dollar during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Gross margin decreased by 160 bps during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to higher employee costs and lower gross margin from our 2016 acquisitions.
Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
General and administrative expenses	$24.7	$21.2	$3.5	16.9%
Selling and marketing expenses	13.1	12.8	0.3	2.6%
Selling, general and administrative expenses	$37.8	$34.0	$3.8	11.5%
As a percentage of revenues	20.0%	19.9%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $2.6 million (including $1.6 million of incremental employee-related costs related to our 2016 acquisitions) as a result of annual wage increments and an increase in our average headcount to support the increased business volumes. There was an increase of $0.7 million of infrastructure costs related to our new operating centers, with travel and other operating expenses increasing by $0.3 million. There was a net increase of $0.2 million due to the appreciation of the Indian rupee and depreciation of the Philippine peso against the U.S. dollar during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Depreciation and Amortization.

	Three months ended June 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Depreciation expense	$6.2	$5.6	$0.6	10.4%
Intangible amortization expense	3.5	2.7	0.8	29.0%
Depreciation and amortization expense	$9.7	$8.3	$1.4	16.5%
As a percentage of revenues	5.1%	4.9%
Depreciation and amortization expense increased by $1.4 million, or 16.5%, from $8.3 million for the three months ended June 30, 2016 to $9.7 million for the three months ended June 30, 2017. The increase in intangibles amortization expense of $0.8 million was primarily due to amortization of intangibles associated with our 2016 acquisitions. Further, there was an increase in our depreciation expense of $0.6 million, due to depreciation related to our new operating centers in India and the Philippines to support our business growth.

Income from Operations. Income from operations decreased $0.1 million, or 0.7%, from $16.2 million for the three months ended June 30, 2016 to $16.1 million for the three months ended June 30, 2017. As a percentage of revenues, income from operations decreased from 9.5% for the three months ended June 30, 2016 to 8.5% for the three months ended June 30, 2017.
Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended June 30, 2017. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 67.06 during the three months ended June 30, 2016 to 64.45 during the three months ended June 30, 2017. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.42 during the three months ended June 30, 2016 to 1.29 during the three months ended June 30, 2017. The average exchange rate of the U.S. dollar against the Philippine peso increased from 46.90 during the three months ended June 30, 2016 to 50.06 during the three months ended June 30, 2017.
We recorded a net foreign exchange gain of $2.9 million for the three months ended June 30, 2017 compared to $1.4 million for the three months ended June 30, 2016.

Interest expense. Interest expense increased $0.1 million, or 35.6% from $0.3 million for the three months ended June 30, 2016 to $0.4 million for the three months ended June 30, 2017.

Other Income, net

	Three months ended June 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Interest and dividend income	$0.3	$0.4	$(0.1)	(13.9)%
Gain on mutual fund investments	2.4	1.9	0.5	29.3%
Change in fair value of earn-out consideration	—	3.8	(3.8)	(100.0)%
Other, net	(0.1)	—	(0.1)	(317.9)%
Other income, net	$2.6	$6.1	$(3.5)	(56.9)%
Increase in gain on mutual fund investments of $0.5 million was primarily due to higher investment balances as of June 30, 2017 compared to June as of 30, 2016 in certain of our foreign subsidiaries. We also recorded $3.8 million during the three months ended June 30, 2016 due to the reversal of earn-out liability related to our RPM acquisition in 2015.
Income Tax Expense. The effective tax rate decreased from 30.0% during the three months ended June 30, 2016 to 3.9% as a result of (i) excess tax benefit related to stock awards of $1.6 million recognized on adoption of ASU No. 2016-09 during the three months ended June 30, 2017, (ii) conclusion of an uncertain tax position of $3.2 million (including interest of $1.4 million), (iii) the impact of reversal of earn-out liability of $3.8 million in other income during the three months ended June 30, 2016 related to our RPM acquisition in 2015, and (iv) higher earnings from foreign subsidiaries and lower domestic profit in the U.S.
Net Income. Net income increased from $16.4 million for the three months ended June 30, 2016 to $20.4 million for the three months ended June 30, 2017, primarily due to lower income tax expense of $6.2 million, higher foreign exchange gain of $1.5 million, partially offset by lower other income of $3.5 million and lower income from operations of $0.1 million. As a percentage of revenues, net income increased from 9.6% for the three months ended June 30, 2016 to 10.8% for the three months ended June 30, 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues.

The following table summarizes our revenues by reportable segment for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Insurance	$114.2	$98.9	$15.3	15.5%
Healthcare	37.8	33.8	4.0	11.9%
Travel, Transportation and Logistics	34.9	35.1	(0.2)	(0.6)%
Finance and Accounting	42.0	39.1	2.9	7.5%
All Other	42.6	52.0	(9.4)	(18.2)%

Analytics	100.6	78.6	22.0	28.0%
Total revenues, net	$372.1	$337.5	$34.6	10.2%
Revenues for the six months ended June 30, 2017 were $372.1 million, up $34.6 million or 10.2% compared to the six months ended June 30, 2016.
Revenue growth in Insurance of $15.3 million was driven by expansion of business from our new and existing clients of $14.7 million, including $2.6 million related to the July 2016 Liss acquisition. The remaining increase of $0.6 million is attributable to a net impact of appreciation of the South African Rand and Indian rupee and depreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Insurance revenues were 30.7% and 29.3% of our total revenues in the six months ended June 30, 2017 and June 30, 2016, respectively.

Revenue growth in Healthcare of $4.0 million was driven by expansion of business from our existing and new clients. Healthcare revenues were 10.2% and 10.0% of our total revenues in the six months ended June 30, 2017 and June 30, 2016, respectively.
Revenue decline in TT&L of $0.2 million was primarily driven by an impact of $0.6 million due to the depreciation of the Philippine Peso against the U.S. dollar during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This was partially offset by net volume increases from our existing clients of $0.4 million. TT&L revenues were 9.4% and 10.4% of our total revenues in the six months ended June 30, 2017 and June 30, 2016, respectively.
Revenue growth in F&A of $2.9 million was driven by expansion of business from our new and existing clients. F&A revenues were 11.3% and 11.6% of our total revenues in the six months ended June 30, 2017 and June 30, 2016, respectively.
Revenue decline in All Other of $9.4 million was driven primarily by lower revenue in our Consulting and Utilities operating segments, partially offset by higher revenue in our Banking and Financial Services operating segment, aggregating to $9.3 million and $0.1 million impact due to the depreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 in our Consulting operating segment. All Other revenues were 11.4% and 15.4% of our total revenues in the six months ended June 30, 2017 and June 30, 2016, respectively.
Revenue growth in Analytics of $22.0 million was driven by our recurring and project based engagements from our new and existing clients of $22.5 million, including $12.5 million from our IQR Consulting Inc. and Datasource Consulting, LLC acquisitions in 2016. The increase was partially offset by a decrease of $0.5 million due to the depreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Analytics revenues were 27.0% and 23.3% of our total revenues in the six months ended June 30, 2017 and June 30, 2016, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Six months ended June 30,			Percentage change	Six months ended June 30,		Change
	2017	2016	Change		2017	2016
	(dollars in millions)
Insurance	$79.3	$70.7	$8.6	12.1%	30.5%	28.5%	2.0%
Healthcare	24.4	21.5	2.9	13.4%	35.4%	36.3%	(0.9)%
TT&L	20.7	21.3	(0.6)	(2.7)%	40.7%	39.4%	1.3%
F & A	25.9	23.4	2.5	10.6%	38.5%	40.2%	(1.7)%
All Other	29.2	33.2	(4.0)	(12.2)%	31.5%	36.2%	(4.7)%

Analytics	66.1	50.3	15.8	31.4%	34.2%	36.0%	(1.8)%
Total	$245.6	$220.4	$25.2	11.4%	34.0%	34.7%	(0.7)%
For the six months ended June 30, 2017, cost of revenues was $245.6 million compared to $220.4 million for the six months ended June 30, 2016, an increase of $25.2 million, or 11.4%. Our gross margin for the six months ended June 30, 2017 was 34.0% compared to 34.7% for six months ended June 30, 2016, a decrease of 70 basis points (bps).
The increase in cost of revenues in Insurance of $8.6 million was primarily due to an increase in employee-related costs of $6.6 million (including $1.3 million related to the Liss acquisition) on account of higher headcount and wage inflation, and technology and infrastructure costs of $2.2 million. This was partially offset by a decrease in travel related costs of $0.5 million and other operating costs of $0.3 million. There was a net increase of $0.5 million due to the appreciation of the Indian rupee and depreciation of the Philippine peso against the U.S. dollar during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Gross margin increased by 200 bps during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to higher revenues and lower operating costs.
The increase in cost of revenues in Healthcare of $2.9 million was primarily due to an increase in employee-related costs of $2.7 million on account of higher headcount and wage inflation, technology costs of $0.4 million, infrastructure costs of $0.3 million and travel costs of $0.2 million. This was partially offset by a decrease in other operating costs of $0.1 million and $0.6 million due to the depreciation of the Philippine peso against the U.S. dollar during the six months ended June 30,

2017 compared to the six months ended June 30, 2016. Gross margin decreased by 90 bps during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to higher employee costs.
The decrease in cost of revenues in TT&L of $0.6 million was primarily due to decrease in infrastructure, travel, and other operating costs of $0.4 million. This was partially offset by increase in employee-related costs of $0.1 million on account of higher headcount and wage inflation. The cost of revenue also decreased due to depreciation of the Philippine peso against the U.S. dollar of $0.3 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Gross margin increased by 130 bps during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to lower operating costs.
The increase in cost of revenues in F&A of $2.5 million was primarily due to an increase in employee-related costs of $1.7 million on account of higher headcount and wage inflation, infrastructure costs of $0.6 million and technology costs of $0.2 million. This was partially offset by a decrease in travel and other operating costs of $0.4 million. There was an increase of $0.4 million due to the appreciation of the Indian rupee against the U.S. dollar during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Gross margin decreased by 170 bps during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to migration costs associated with our new client wins and higher reimbursable travel related costs with lower gross margin.
The decline in cost of revenues in All Other of $4.0 million was primarily due to a decrease in employee-related costs of $2.2 million on account of lower headcount, partially offset by wage inflation. There was also a decrease in travel related costs of $1.3 million and other operating expenses of $0.3 million in the six months ended June 30, 2016 due to lower revenues. The cost of revenues also decreased by $0.2 million due to the depreciation of the Philippine peso and the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Gross margin decreased by 470 bps during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to lower revenues in our consulting and utilities operating segments.
The increase in cost of revenues in Analytics of $15.8 million was primarily due to an increase in employee-related costs of $15.8 million (including $9.8 million of incremental employee-related costs related to our 2016 acquisitions) on account of higher headcount and wage inflation, an increase in technology costs of $0.4 million and infrastructure costs of $0.4 million. This was partially offset by reduction in our other operating costs of $0.8 million. Gross margin decreased by 180 bps during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to higher employee costs and lower gross margin from our 2016 acquisitions.
Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
General and administrative expenses	$48.9	$41.8	$7.1	17.2%
Selling and marketing expenses	26.5	26.2	0.3	0.9%
Selling, general and administrative expenses	$75.4	$68.0	$7.4	10.9%
As a percentage of revenues	20.3%	20.2%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $6.0 million (including $2.5 million of incremental employee-related costs related to our 2016 acquisitions) as a result of annual wage increments and an increase in our average headcount to support the increased business volumes. There was an increase of $1.1 million of infrastructure costs related to our new operating centers and technology costs of $0.2 million.

Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Depreciation expense	$12.1	$11.0	$1.1	9.9%
Intangible amortization expense	7.0	5.4	1.6	28.9%
Depreciation and amortization expense	$19.1	$16.4	$2.7	16.2%
As a percentage of revenues	5.1%	4.9%
Depreciation and amortization expense increased by $2.7 million, or 16.2%, from $16.4 million for the six months ended June 30, 2016 to $19.1 million for the six months ended June 30, 2017. The increase in intangibles amortization expense of $1.6 million was primarily due to amortization of intangibles associated with our 2016 acquisitions. Further, there was an increase in our depreciation expense of $1.1 million related to our new operating centers in India and the Philippines to support our business growth.

Income from Operations. Income from operations decreased $0.7 million, or 2.0%, from $32.7 million for the six months ended June 30, 2016 to $32.0 million for the six months ended June 30, 2017. As a percentage of revenues, income from operations decreased from 9.7% for the six months ended June 30, 2016 to 8.6% for the six months ended June 30, 2017.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the six months ended June 30, 2017. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 67.29 during the six months ended June 30, 2016 to 65.46 during the six months ended June 30, 2017. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.42 during the six months ended June 30, 2016 to 1.27 during the six months ended June 30, 2017. The average exchange rate of the U.S. dollar against the Philippine peso increased from 47.00 during the six months ended June 30, 2016 to 50.05 during the six months ended June 30, 2017.
We recorded a net foreign exchange gain of $4.5 million for the six months ended June 30, 2017 compared to $1.8 million for the six months ended June 30, 2016.

Interest expense. Interest expense increased by $0.2 million from $0.7 million for the six months ended June 30, 2016 to $0.9 million for the six months ended June 30, 2017, due to financing cost associated with purchase of software.

Other Income, net

	Six months ended June 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Interest and dividend income	$1.0	$0.9	$0.1	16.6%
Gain on mutual fund investments	4.2	3.6	0.6	16.3%
Change in fair value of earn-out consideration	—	4.1	(4.1)	(100.0)%
Other, net	0.7	0.7	—	—
Other income, net	$5.9	$9.3	$(3.4)	(36.1)%
Increase in interest and dividend income of $0.1 million and increase in gain on mutual fund investments of $0.6 million was primarily due to higher cash balances in certain of our foreign subsidiaries and higher gain on sale of investment during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. We also recorded $4.1 million during the six months ended June 30, 2016 due to the reversal of earn-out liability related to our RPM acquisition in 2015.

Income Tax Expense. The effective tax rate decreased from 29.9% during the six months ended June 30, 2016 to 10.5% as a result of (i) excess tax benefit related to stock awards of $3.7 million recognized on adoption of ASU No. 2016-09 during the six months ended June 30, 2017, (ii) conclusion of an uncertain tax position of $3.2 million (including interest of $1.4 million), (iii) the impact of reversal of earn-out liability of $4.1 million in other income during the six months ended June 30, 2016 related to our RPM acquisition in 2015, and (iv) higher earnings from foreign subsidiaries and lower domestic profit in the U.S.

Net Income. Net income increased from $30.2 million for the six months ended June 30, 2016 to $37.2 million for the six months ended June 30, 2017, primarily due to lower income tax expense of $8.6 million, higher foreign exchange gain of $2.7 million, partially offset by lower other income of $3.4 million and lower income from operations of $0.7 million.
As a percentage of revenues, net income increased from 8.9% for the six months ended June 30, 2016 to 10.0% for the six months ended June 30, 2017.
Liquidity and Capital Resources

	Six months ended June 30,
	2017	2016
	(dollars in millions)
Opening cash and cash equivalents	$213.2	$205.3
Net cash provided by operating activities	46.9	26.9
Net cash used for investing activities	(150.4)	(106.0)
Net cash used for financing activities	(21.7)	(30.7)
Effect of exchange rate changes	1.4	(2.4)
Closing cash and cash equivalents	$89.4	$93.1
As of June 30, 2017 and December 31, 2016, we had $237.3 million and $226.6 million, respectively, in cash, cash equivalents and short-term investments (including $191.2 million and $170.1 million, respectively, held by our foreign subsidiaries). We do not intend to repatriate funds held by our foreign subsidiaries since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we anticipate that we will indefinitely reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.
Operating Activities: Cash flows from operating activities increased by $20.0 million from $26.9 million for the six months ended June 30, 2016 to $46.9 million for the six months ended June 30, 2017. The increase in cash flows from operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to an increase in net income by $7.0 million, increase in non-cash adjustment of $3.3 million and decrease in working capital of $9.7 million from $26.4 million during the six months ended June 30, 2016 to $16.7 million during the six months ended June 30, 2017. The decrease in working capital was primarily due to a change in accounts receivables, prepaid expense and other current assets, accrued expenses and other current liabilities, offset by change in account payables.
Investing Activities: Cash flows used for investing activities increased by $44.4 million from $106.0 million for the six months ended June 30, 2016 to $150.4 million for the six months ended June 30, 2017. The increase was primarily due to an increase in short-term investments of $38.8 million (net of redemption) during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 and due to an increase in capital expenditures of $5.6 million.
Financing Activities: Cash flows used for financing activities was $21.7 million during the six months ended June 30, 2017 compared to $30.7 million during the six months ended June 30, 2016. The decrease in cash flow used for financing activities between periods is primarily due to repayment of borrowings of $25.0 million under the Credit Agreement (as described below in “Financing Arrangements”) during the six months ended June 30, 2016. This was partially offset by higher purchases of treasury stock of $13.6 million and lower proceeds from exercise of stock options of $2.4 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $20.5 million of capital expenditures in the six months ended June 30, 2017. We expect to incur capital expenditures of between $30.0 million to $35.0 million in 2017, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications and infrastructure, but the actual amount may vary based on economic conditions or other factors.

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
Financing Arrangements (Debt Facility)
On October 24, 2014 we entered into a Credit Agreement that provides for a $50.0 million revolving credit facility (“Credit Facility”). We had an option to increase the commitments under the Credit Facility by up to an additional $50.0 million, which we exercised on February 23, 2015, pursuant to an amendment to the Credit Agreement providing the same terms and conditions which were available in the Credit Agreement. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty. As of June 30, 2017, we had outstanding indebtedness of $45.0 million, of which $10.0 million is expected to be repaid within the next twelve months and is included under "short-term borrowings" and the balance of which $35.0 million is included under "long term borrowings" in the unaudited consolidated balance sheets.
Borrowings under the Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries and for acquisitions.
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.3% to 0.8% per annum with respect to loans pegged to the specified prime rate, and 1.3% to 1.8% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.2% to 0.3% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate per annum of 2.7% and 2.6% during the three and six months ended June 30, 2017, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2017:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.3	$0.3	$—	$—	$0.6
Operating leases	10.8	14.4	4.5	1.1	30.8
Purchase obligations	5.8	0.1	—	—	5.9
Other obligations(a)	2.8	4.6	3.7	5.2	16.3
Borrowings
Principal payments	10.0	35.0	—	—	45.0
Interest Payments(b)	1.3	1.4	—	—	2.7
Total contractual cash obligations(c)	$31.0	$55.8	$8.2	$6.3	$101.3

(a)	Represents estimated payments under the Gratuity Plan.

(b)	Interest on borrowings is calculated based on the effective interest rate on the outstanding borrowings as of June 30, 2017.

(c)	Excludes $1.5 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended June 30, 2017, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2017, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2017, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2017 through April 30, 2017(1)	109,524	46.59	107,305	26,000,064
May 1, 2017 through May 31, 2017	75,001	50.66	75,001	22,200,429
June 1, 2017 through June 30, 2017	47,716	52.74	47,716	19,684,088
Total	232,241	49.17	230,022	—

(1) Includes 2,219 shares of the Company’s common stock acquired by the Company at an average price per share of $46.51 in connection with satisfaction of tax withholding obligations on vested restricted stock. The price paid per share for the restricted stock was the average of high and low price of common stock on the trading day prior to the vesting date of the restricted stock units.
(2) On February 28, 2017, the Company’s Board of Directors authorized an additional common stock repurchase program (the “2017 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2017 through 2019 up to an aggregate of $100 million. The approval increases the 2017 authorization from $20 million to $40 million and authorizes stock repurchases of up to $40 million in each of 2018 and 2019.

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

Date: July 27, 2017	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
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