Form 10-Q
period 2017-09-30
ExlService Holdings, Inc.
filed 2017-10-26
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2017, there were 33,942,974 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,665	$213,155
Short-term investments	161,702	13,491
Restricted cash	1,913	3,846
Accounts receivable, net	133,862	113,067
Prepaid expenses	6,958	7,855
Advance income tax, net	8,821	6,242
Other current assets	22,333	21,168
Total current assets	423,254	378,824
Property, plant and equipment, net	63,729	49,029
Restricted cash	3,710	3,393
Deferred taxes, net	16,118	14,799
Intangible assets, net	43,568	53,770
Goodwill	187,953	186,770
Other assets	30,672	19,943
Total assets	$769,004	$706,528
Liabilities and Equity
Current liabilities:
Accounts payable	$3,834	$3,288
Short-term borrowings	—	10,000
Deferred revenue	8,662	16,615
Accrued employee cost	49,385	50,832
Accrued expenses and other current liabilities	49,040	43,264
Current portion of capital lease obligations	168	232
Total current liabilities	111,089	124,231
Long term borrowings	45,000	35,000
Capital lease obligations, less current portion	315	300
Non-current liabilities	16,234	14,819
Total liabilities	172,638	174,350
Commitments and contingencies (See Note 21)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,525,692 shares issued and 33,804,962 shares outstanding as of September 30, 2017 and 35,699,819 shares issued and 33,628,109 shares outstanding as of December 31, 2016	37	36
Additional paid-in capital	311,691	284,646
Retained earnings	436,419	382,722
Accumulated other comprehensive loss	(59,290)	(75,057)
Total including shares held in treasury	688,857	592,347
Less: 2,720,730 shares as of September 30, 2017 and 2,071,710 shares as of December 31, 2016, held in treasury, at cost	(92,698)	(60,362)
Stockholders’ equity	$596,159	$531,985
Non-controlling interest	207	193
Total equity	$596,366	$532,178
Total liabilities and equity	$769,004	$706,528
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues, net	$192,345	$171,200	$564,435	$508,714
Cost of revenues (exclusive of depreciation and amortization)	124,890	111,767	370,458	332,172
Gross profit	67,455	59,433	193,977	176,542
Operating expenses:
General and administrative expenses	26,870	21,854	75,809	63,620
Selling and marketing expenses	12,222	11,623	38,711	37,875
Depreciation and amortization	9,708	8,597	28,771	25,000
Total operating expenses	48,800	42,074	143,291	126,495
Income from operations	18,655	17,359	50,686	50,047
Foreign exchange gain, net	2,801	1,741	7,267	3,573
Interest expense	(482)	(295)	(1,379)	(1,023)
Other income, net	2,922	2,891	8,871	12,197
Income before income tax expense	23,896	21,696	65,445	64,794
Income tax expense	2,819	5,646	7,202	18,549
Net income	$21,077	$16,050	$58,243	$46,245
Earnings per share:
Basic	$0.62	$0.48	$1.72	$1.38
Diluted	$0.60	$0.46	$1.66	$1.34
Weighted-average number of shares used in computing earnings per share:
Basic	33,838,374	33,624,401	33,834,392	33,542,258
Diluted	35,043,987	34,675,485	35,048,672	34,512,815
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$21,077	$16,050	$58,243	$46,245
Other comprehensive income:
Unrealized (loss)/gain on effective cash flow hedges, net of taxes ($162), $1,067, $2,874 and $1,094, respectively	(557)	2,540	5,900	3,066
Foreign currency translation adjustment	(3,030)	1,716	10,813	(2,652)
Retirement benefits, net of taxes nil, $4, nil and $24, respectively	—	104	—	409
Reclassification adjustments
Realized gain on cash flow hedges, net of taxes ($129), ($205), ($476) and ($386), respectively(1)	(294)	(261)	(1,081)	(486)
Retirement benefits, net of taxes $30, $1, $77 and $3, respectively(2)	42	22	135	64
Total other comprehensive income/(loss)	$(3,839)	$4,121	$15,767	$401
Total comprehensive income	$17,238	$20,171	$74,010	$46,646

(1)	These are reclassified to net income and are included in the foreign exchange gain in the unaudited consolidated statements of income. See Note 13 to the unaudited consolidated financial statements.

(2)
These are reclassified to net income and are included in the computation of net periodic pension costs in the unaudited consolidated statements of income. See Note 16 to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$58,243	$46,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,771	25,000
Stock-based compensation expense	16,771	14,743
Unrealized gain on short term investments	(4,437)	(4,955)
Change in fair value of earn-out consideration	—	(4,060)
Unrealized foreign exchange loss/(gain)	446	(147)
Deferred income tax (benefit)/expense	(5,417)	4,424
Allowances for doubtful accounts	2,706	37
Others, net	12	(84)
Change in operating assets and liabilities:
Restricted cash	1,757	(464)
Accounts receivable	(22,064)	(16,559)
Prepaid expenses and other current assets	5,194	(587)
Accounts payable	371	(2,518)
Deferred revenue	(8,155)	(1,485)
Accrued employee costs	(915)	(3,812)
Accrued expenses and other liabilities	267	5,688
Advance income tax, net	(2,607)	(4,748)
Other assets	1,241	(676)
Net cash provided by operating activities	72,184	56,042

Cash flows from investing activities:
Purchase of property, plant and equipment	(26,759)	(20,335)
Business acquisition (net of cash acquired)	(724)	(9,427)
Purchase of investments	(197,897)	(155,709)
Proceeds from redemption of investments	54,238	59,229
Net cash used for investing activities	(171,142)	(126,242)

Cash flows from financing activities:
Principal payments on capital lease obligations	(133)	(292)
Repayments of borrowings	—	(25,000)
Acquisition of treasury stock	(32,336)	(15,169)
Proceeds from exercise of stock options	4,275	6,226
Net cash used for financing activities	(28,194)	(34,235)
Effect of exchange rate changes on cash and cash equivalents	1,662	(2,514)
Net decrease in cash and cash equivalents	(125,490)	(106,949)
Cash and cash equivalents, beginning of period	213,155	205,323
Cash and cash equivalents, end of period	$87,665	$98,374

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
September 30, 2017
(In thousands, except share and per share amounts)

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for the three months ended September 30, 2017 in the amount of $3,488 and for the nine months ended September 30, 2017 in the amount of $7,169 related to excess tax benefits. No adjustment is recorded for any windfall benefits previously recorded in Additional Paid-In Capital.

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

(d) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers”. This standard update along with subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (GAAP) and is effective for reporting periods beginning after December 15, 2017. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services ("performance obligations") are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services ("transaction price"). Adoption of the new rules could impact the timing of revenue recognition for certain contracts. ASU 2014-09 is effective for the Company in the first quarter of fiscal 2018 using either one of two methods: (i) retrospectively to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method).

The Company is evaluating the impact of the new standard. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of the contractual arrangements and the mix of business. Upon adoption, the Company expect that variable consideration when present in a revenue arrangements will need to be estimated based on its achievability and recognized over the contractual period as compared to recognizing such revenue as the services are performed. The Company also expects a change in the manner that it recognizes certain incremental and fulfillment costs from expensing them as incurred to deferring and recognizing them over the contractual period.

The Company intends to adopt the new standard, effective January 1, 2018, using the modified retrospective method. The Company's considerations include, but are not limited to, the comparability of its financial statements and the comparability within its industry from application of the new standard to its contractual arrangements. The Company has established an implementation team to implement the standard update related to the recognition of revenue from contracts with customers and continues to evaluate the changes to accounting system and processes, and additional disclosure requirements that may be necessary.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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
September 30, 2017
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

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in their financial statements. The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption being permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
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
Revenues and cost of revenues for the three months ended September 30, 2017 and 2016, respectively, for each of the reportable segments, are as follows:

	Three months ended September 30, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$59,608	$18,871	$18,496	$21,642	$19,984	$53,744	$192,345
Cost of revenues (exclusive of depreciation and amortization)	39,699	11,966	10,135	13,310	13,629	36,151	124,890
Gross profit	$19,909	$6,905	$8,361	$8,332	$6,355	$17,593	$67,455
Operating expenses							48,800
Foreign exchange gain, interest expense and other income, net							5,241
Income tax expense							2,819
Net income							$21,077

	Three months ended September 30, 2016
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$52,801	$15,959	$17,519	$19,858	$23,426	$41,637	$171,200
Cost of revenues (exclusive of depreciation and amortization)	37,797	10,887	10,637	12,012	14,655	25,779	111,767
Gross profit	$15,004	$5,072	$6,882	$7,846	$8,771	$15,858	$59,433
Operating expenses							42,074
Foreign exchange gain, interest expense and other income, net							4,337
Income tax expense							5,646
Net income							$16,050

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

Revenues and cost of revenues for the nine months ended September 30, 2017 and 2016, respectively, for each of the reportable segments, are as follows:

	Nine months ended September 30, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$173,784	$56,726	$53,374	$63,694	$62,547	$154,310	$564,435
Cost of revenues (exclusive of depreciation and amortization)	119,004	36,402	30,832	39,163	42,770	102,287	370,458
Gross profit	$54,780	$20,324	$22,542	$24,531	$19,777	$52,023	$193,977
Operating expenses							143,291
Foreign exchange gain, interest expense and other income, net							14,759
Income tax expense							7,202
Net income							$58,243

	Nine months ended September 30, 2016
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$151,696	$49,788	$52,623	$58,961	$75,434	$120,212	$508,714
Cost of revenues (exclusive of depreciation and amortization)	108,516	32,440	31,901	35,385	47,836	76,094	332,172
Gross profit	$43,180	$17,348	$20,722	$23,576	$27,598	$44,118	$176,542
Operating expenses							126,495
Foreign exchange gain, interest expense and other income, net							14,747
Income tax expense							18,549
Net income							$46,245
Net revenues of the Company by service type, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
BPM and related services (1)	$138,601	$129,563	$410,125	$388,502
Analytics services	53,744	41,637	154,310	120,212
Total	$192,345	$171,200	$564,435	$508,714

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and consulting operating segment, which provides services related to operations management services. See reportable segment disclosure above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues, net
United States	$158,501	$137,047	$462,676	$407,272
Non-United States
United Kingdom	26,824	27,993	81,857	84,284
Rest of World	7,020	6,160	19,902	17,158
Total Non-United States	33,844	34,153	101,759	101,442
	$192,345	$171,200	$564,435	$508,714

Property, plant and equipment by geographic area, were as follows:

	As of
	September 30, 2017	December 31, 2016
Property, plant and equipment, net
India	$37,139	$23,362
United States	14,829	10,809
Philippines	9,031	11,900
Rest of World	2,730	2,958
	$63,729	$49,029
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerators:
Net income	$21,077	$16,050	$58,243	$46,245
Denominators:
Basic weighted average common shares outstanding	33,838,374	33,624,401	33,834,392	33,542,258
Dilutive effect of share based awards	1,205,613	1,051,084	1,214,280	970,557
Diluted weighted average common shares outstanding	35,043,987	34,675,485	35,048,672	34,512,815
Earnings per share:
Basic	$0.62	$0.48	$1.72	$1.38
Diluted	$0.60	$0.46	$1.66	$1.34
Weighted average common shares considered anti-dilutive in computing diluted earnings per share	—	32,516	151,961	97,574

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

5. Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest and dividend income	$322	$354	$1,317	$1,208
Gain on mutual fund investments	2,556	2,562	6,777	6,191
Change in fair value of earn-out consideration	—	—	—	4,060
Other, net	44	(25)	777	738
Other income, net	$2,922	$2,891	$8,871	$12,197

6. Property, Plant and Equipment
Property, Plant and Equipment consist of the following:

	Estimated useful lives	As of
	(Years)	September 30, 2017	December 31, 2016
Owned Assets:
Network equipment and computers	3-5	$73,728	$65,381
Software	3-5	56,369	44,617
Leasehold improvements	3-8	36,741	31,192
Office furniture and equipment	3-8	18,397	15,426
Motor vehicles	2-5	645	580
Buildings	30	1,218	1,171
Land	—	797	766
Capital work in progress	—	9,624	4,964
		197,519	164,097
Less: Accumulated depreciation and amortization		(134,245)	(115,568)
		$63,274	$48,529
Assets under capital leases:
Leasehold improvements		$889	$854
Office furniture and equipment		138	133
Motor vehicles		644	810
		1,671	1,797
Less: Accumulated depreciation and amortization		(1,216)	(1,297)
		$455	$500
Property, Plant and Equipment, net		$63,729	$49,029
Capital work in progress represents advances paid towards acquisition of property, plant and equipment and cost of property, plant and equipment and internally generated software costs not yet ready to be placed in service.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

The depreciation and amortization expense excluding amortization of acquisition-related intangibles was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Depreciation and amortization expense	$6,221	$5,749	$18,279	$16,719

Software - Internally developed:
	As of
	September 30, 2017	December 31, 2016
Cost	$2,364	$2,242
Less : Accumulated amortization expense	791	336
	$1,573	$1,906
7. Goodwill and Intangible Assets
Goodwill
The following table sets forth details of the Company’s goodwill balance as of September 30, 2017:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance as at January 1, 2016	$35,824	$19,276	$13,278	$47,891	$5,326	$49,940	$171,535
Acquisitions	2,510	—	—	—	—	13,598	16,108
Currency translation adjustments	(224)	—	(295)	(354)	—	—	(873)
Balance as at December 31, 2016	$38,110	$19,276	$12,983	$47,537	$5,326	$63,538	$186,770
Currency translation adjustments	204	—	445	534	—	—	1,183
Balance as at September 30, 2017	$38,314	$19,276	$13,428	$48,071	$5,326	$63,538	$187,953

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$75,372	$(40,975)	$34,397
Leasehold benefits	2,826	(2,490)	336
Developed technology	14,314	(8,177)	6,137
Non-compete agreements	2,045	(1,739)	306
Trade names and trademarks	5,379	(3,887)	1,492
	$99,936	$(57,268)	$42,668
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$100,836	$(57,268)	$43,568

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$75,181	$(32,968)	$42,213
Leasehold benefits	2,715	(2,247)	468
Developed technology	14,186	(6,468)	7,718
Non-compete agreements	2,045	(1,612)	433
Trade names and trademarks	5,360	(3,322)	2,038
	$99,487	$(46,617)	$52,870
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$100,387	$(46,617)	$53,770
The amortization expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization expense	$3,487	$2,848	$10,492	$8,281
The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	5.15
Leasehold benefits	1.67
Developed technologies	3.77
Non-compete agreements	1.93
Trade names and trademarks (Finite lived)	5.23

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

Estimated amortization of intangible assets during the next twelve months ending September 30,
2018	$12,667
2019	11,947
2020	5,705
2021	3,207
2022	2,461
2023 and thereafter	6,681
Total	$42,668
8. Other current assets
Other current assets consists of the following:

	As of
	September 30, 2017	December 31, 2016
Derivative instruments	$8,236	$3,324
Advances to suppliers	3,681	1,091
Receivables from statutory authorities	5,784	11,870
Others	4,632	4,883
Other current assets	$22,333	$21,168
9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	As of
	September 30, 2017	December 31, 2016
Accrued expenses	$39,250	$30,690
Derivative instruments	1,330	1,430
Client liability account	2,090	4,005
Others	6,370	7,139
Accrued expenses and other current liabilities	$49,040	$43,264
10. Non-current liabilities
Non-current liabilities consists of the following:

	As of
	September 30, 2017	December 31, 2016
Derivative instruments	$1,553	$828
Unrecognized tax benefits	692	3,640
Deferred rent	7,890	7,237
Retirement benefits	2,917	1,977
Others	3,182	1,137
Non-current liabilities	$16,234	$14,819

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain / (loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC topic 815 “Derivatives and Hedging” (“ASC No. 815”). Changes in the fair values of contracts that are deemed effective are recorded as a component of accumulated other comprehensive loss until the settlement of those contracts. The balances as of September 30, 2017 and December 31, 2016 are as follows:

	As of
	September 30, 2017	December 31, 2016
Cumulative currency translation adjustments	$(66,486)	$(77,299)
Unrealized gain on cash flow hedges, net of taxes of $3,605 and $1,207	7,559	2,740
Retirement benefits, net of taxes of ($265) and ($342)	(363)	(498)
Accumulated other comprehensive loss	$(59,290)	$(75,057)
12. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2017 and December 31, 2016. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of September 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$146,477	$—	$—	$146,477
Derivative financial instruments	—	14,395	—	14,395
Total	$146,477	$14,395	$—	$160,872
Liabilities
Derivative financial instruments	$—	$2,883	$—	$2,883
Total	$—	$2,883	$—	$2,883

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds	$—	$—	$—	$—
Derivative financial instruments	—	6,318	—	6,318
Total	$—	$6,318	$—	$6,318
Liabilities
Derivative financial instruments	$—	$2,258	$—	$2,258
Total	$—	$2,258	$—	$2,258

* Represents short-term investments carried on fair value option under ASC 825 “Financial Instruments” as of September 30, 2017.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 13 to the unaudited consolidated financial statements contained herein for further details on Derivatives and Hedge Accounting.
13. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely foreign exchange forward contracts that are designated effective and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $297,643 (including $1,500 of range forward contracts) as of September 30, 2017 and $218,545 as of December 31, 2016. The fair value of these cash flow hedges is included in the other comprehensive loss on the Company's unaudited consolidated balance sheet.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/loss. The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. Pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, Euro, South African Rand and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $91,523 and GBP 17,244 as of September 30, 2017 and amounted to $63,980 and GBP 17,974 as of December 31, 2016.
The Company estimates that approximately $6,839 of net derivative gains included in accumulated other comprehensive loss (“AOCL”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2017. At September 30, 2017, the maximum outstanding term of the cash flow hedges was forty-five months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the unaudited consolidated statements of income and is included in foreign exchange gain/(loss). For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings. There were no such significant amounts of gains or losses that were reclassified from AOCL into earnings during the three and nine months ended September 30, 2017 and 2016.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:
Derivatives designated as hedging instruments:

	As of
	September 30, 2017	December 31, 2016
Other current assets:
Foreign currency exchange contracts	$8,122	$3,211
Other assets:
Foreign currency exchange contracts	$6,159	$2,994
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$1,283	$1,430
Non-current liabilities:
Foreign currency exchange contracts	$1,553	$828

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

Derivatives not designated as hedging instruments:

	As of
	September 30, 2017	December 31, 2016
Other current assets:
Foreign currency exchange contracts	$114	$113
Accrued expenses and other current liabilities:
Foreign currency exchange contracts	$47	$—
The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Derivatives in Cash flow hedging relationship
Gain/(loss) recognized in AOCL on derivative - Effective portion	$(719)	$3,607	$8,774	$4,160
Gain/(loss) reclassified from AOCL to foreign exchange gain/(loss) - Effective portion	$423	$466	$1,557	$872
Gain/(loss) recognized in foreign exchange gain/(loss) - Ineffective portion	$—	$—	$—	$—

Derivatives not designated as hedging instruments
Gain/(loss) recognized in foreign exchange gain/(loss)	$(678)	$1,382	$2,095	$4,110
14. Borrowings
The Company has a revolving credit facility (the “Credit Facility”), including a letter of credit sub-facility, in the amount of $100,000. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty.
Borrowings under the Credit Facility may be used for working capital, general corporate purposes and for acquisitions. The amount outstanding as of September 30, 2017 is $45,000 which is included under “long-term borrowings” in the unaudited consolidated balance sheets. The Credit Facility carried an effective interest rate of 2.9% per annum and 2.2% per annum, during the three months ended September 30, 2017 and 2016, respectively, and for the nine months ended September 30, 2017 and 2016 it was 2.7% per annum and 2.0% per annum, respectively.
In connection with the financing, the Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the Credit Facility. The unamortized debt issuance costs as of September 30, 2017 and December 31, 2016 was $200 and $272, respectively, and is included under “other current assets” and “other assets” in the unaudited consolidated balance sheets.
The Credit Facility is guaranteed by the Company's domestic subsidiaries and material foreign subsidiaries and is secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement governing the Credit Facility contains certain covenants including a restriction on our indebtedness, and a covenant to not permit the interest coverage ratio (the ratio of EBIT to cash interest expense) to be less than 3.5 to 1.0 or the leverage ratio (total funded indebtedness to EBITDA) to be greater than 2.5 to 1.0, for the four consecutive quarter period ending on the last day of each fiscal quarter. As of September 30, 2017, the Company was in compliance with the financial covenants listed above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

15. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended September 30, 2017 and 2016, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock.
During the nine months ended September 30, 2017 and 2016, the Company acquired 65,003 and 16,027 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $3,016 and $728, respectively. The weighted average purchase price per share of $46.40 and $45.44, respectively, was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
On December 30, 2014, the Company’s Board of Directors authorized a common stock repurchase program (the “2014 Repurchase Program”), under which shares were authorized to be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 through 2017 up to an annual amount of $20,000.
On February 28, 2017, the Company’s Board of Directors authorized an additional common stock repurchase program (the “2017 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2017 through 2019 up to an aggregate additional amount of $100,000. The approval increases the 2017 authorization from $20,000 to $40,000 and authorizes stock repurchases of up to $40,000 in each of 2018 and 2019.
During the three and nine months ended September 30, 2017, the Company purchased 160,033 and 584,017 shares of its common stock, respectively, for an aggregate purchase price of approximately $9,004 and $29,320, respectively, including commissions, representing an average purchase price per share of $56.26 and $50.20, respectively, under the 2014 and 2017 Repurchase Program.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

Net gratuity cost includes the following components:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$491	$402	$1,469	$1,203
Interest cost	166	150	494	449
Expected return on plan assets	(112)	(104)	(330)	(312)
Amortization of actuarial loss	72	23	212	67
Net gratuity cost	$617	$471	$1,845	$1,407
The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 8.0% on these Gratuity Plans for the period ended September 30, 2017.

Change in Plan Assets
Plan assets at January 1, 2017	$5,640
Actual return	341
Employer contribution	1,694
Benefits paid	(896)
Effect of exchange rate changes	227
Plan assets at September 30, 2017	$7,006
The Company maintains several 401(k) plans under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. Contributions to the 401(k) plans amounting to $487 and $554 were made during the three months ended September 30, 2017 and 2016, respectively, and $2,051 and $1,945 during the nine months ended September 30, 2017 and 2016, respectively.
During the three months ended September 30, 2017 and 2016, the Company contributed $1,845 and $1,608, respectively, and during the nine months ended September 30, 2017 and 2016, the Company contributed $5,350 and $4,619, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, and Singapore.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

17. Leases
The Company finances its use of certain motor vehicles and other equipment under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of September 30, 2017 are as follows:

During the next twelve months ending September 30,
2018	$227
2019	173
2020	128
2021	72
Total minimum lease payments	600
Less: amount representing interest	117
Present value of minimum lease payments	483
Less: current portion	168
Long term capital lease obligation	$315

The Company conducts its operations using facilities leased under non-cancelable operating lease agreements that expire at various dates. Future minimum lease payments under non-cancelable agreements expiring after September 30, 2017 are set forth below:

During the next twelve months ending September 30,
2018	$10,477
2019	8,470
2020	4,795
2021	3,189
2022	1,064
2023 and thereafter	933
$28,928
Rent expense
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent on such leases on a straight-line basis over cancelable and non-cancelable lease period determined under ASC topic 840, "Leases":

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Rent expense	$6,362	$5,445	$18,168	$15,871
Deferred rent

	As of
	September 30, 2017	December 31, 2016
Cancelable and non - cancelable operating leases	$8,763	$7,915
Deferred rent is included under “Accrued expenses and other current liabilities” and “Non-current liabilities” in the unaudited consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

18. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company recorded income tax expense of $2,819 and $5,646 for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate decreased from 26.0% during the three months ended September 30, 2016 to 11.8% as a result of (i) excess tax benefit related to stock awards of $3,488 pursuant to ASU No. 2016-09 during the three months ended September 30, 2017, (ii) higher earnings from foreign subsidiaries and lower domestic profit in the U.S., partially offset by higher tax expense on account of the expiration of a tax holiday for some of the operating centers in India.
The Company recorded income tax expense of $7,202 and $18,549 for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate decreased from 28.6% during the nine months ended September 30, 2016 to 11.0% as a result of (i) excess tax benefit related to stock awards of $7,169 pursuant to ASU No. 2016-09 during the nine months ended September 30, 2017, (ii) conclusion of an uncertain tax position of $3,153 (including interest of $1,433), (iii) higher earnings from foreign subsidiaries and lower domestic profit in the U.S., partially offset by higher tax expense on account of the expiration of a tax holiday for some of the operating centers in India.
The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2017 through September 30, 2017:

Balance as of January 1, 2017	$3,087
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(1,720)
Increases related to current year tax positions	—
Decreases related to current year tax positions	—
Effect of exchange rate changes	85
Balance as of September 30, 2017	$1,452
The unrecognized tax benefits as of September 30, 2017 of $1,452, if recognized, would impact the effective tax rate.
During the three months ended September 30, 2017 and 2016, the Company has recognized interest of nil and $50, respectively, which are included in the income tax expense in the unaudited consolidated statements of income. As of September 30, 2017 and December 31, 2016, the Company has accrued interest and penalties of $240 and $1,553, relating to unrecognized tax benefits.
19. Stock-Based Compensation
The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of revenue	$1,109	$795	$3,448	$2,848
General and administrative expenses	2,601	1,905	7,541	6,241
Selling and marketing expenses	1,998	1,784	5,782	5,654
Total	$5,708	$4,484	$16,771	$14,743
As of September 30, 2017, the Company had 1,492,097 shares available for grant under the 2015 Amendment and Restatement of the 2006 Omnibus Award Plan.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

Stock Options
Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Weighted Avg Remaining Contractual Life (Years)
Outstanding at December 31, 2016	811,902	$16.31	$27,718	2.96
Granted	—	—
Exercised	(349,880)	12.22
Forfeited	—	—
Outstanding at September 30, 2017	462,022	$19.40	$17,980	2.97
Vested and exercisable at September 30, 2017	462,022	$19.40	$17,980	2.97
The unrecognized compensation cost for outstanding options as of September 30, 2017 is nil. The Company did not grant any options during the three and nine months ended September 30, 2017 and 2016. There were no options that vested during the three months ended September 30, 2017 and 2016. The total grant date fair value of options vested during the nine months ended September 30, 2017 and 2016 was nil and $706, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted Avg Grant Date Fair Value	Number	Weighted Avg Grant Date Fair Value
Outstanding at December 31, 2016*	246,940	$42.42	1,256,288	$37.38
Granted	—	—	391,927	48.02
Vested	(36,767)	38.74	(449,977)	34.69
Forfeited	(4,505)	35.11	(96,140)	41.03
Outstanding at September 30, 2017*	205,668	$43.24	1,102,098	$41.94

*     As of September 30, 2017 and December 31, 2016 restricted stock units vested for which the underlying common stock is yet to be issued are 146,112 and 135,054, respectively.
As of September 30, 2017, unrecognized compensation cost of $39,553 is expected to be expensed over a weighted average period of 2.66 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2017
(In thousands, except share and per share amounts)

Performance Based Stock Awards
Performance restricted stock unit (the “PRSUs”) activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Grant Date Fair Value	Number	Weighted Avg Grant Date Fair Value
Outstanding at December 31, 2016	115,174	$41.70	215,171	$47.42
Granted	62,113	47.73	62,100	54.10
Vested	—	—	—	—
Forfeited	(8,595)	43.96	(8,595)	59.40
Outstanding at September 30, 2017	168,692	$43.81	268,676	$48.58
As of September 30, 2017, unrecognized compensation cost of $7,095 is expected to be expensed over a weighted average period of 1.83 years.

20. Related Party Disclosures
The Company provides consulting services to PharmaCord, LLC.  One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of approximately $701 and $1,506 in the three months and nine months ended September 30, 2017, respectively, for services provided.
At September 30, 2017 and December 31, 2016, the Company had an account receivable of $379 and nil, respectively, related to these services.

21. Commitments and Contingencies
Fixed Asset Commitments
At September 30, 2017, the Company has committed to spend approximately $7,407 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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
September 30, 2017
(In thousands, except share and per share amounts)

of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment.
The aggregate disputed amount demanded by Indian tax authorities from the Company primarily related to its transfer pricing issues for years ranging from tax years 2003 to 2014 and its permanent establishment issues ranging from tax years 2003 to 2007 as of September 30, 2017 and December 31, 2016 is $16,075 and $17,963, respectively, of which the Company has made payments or provided bank guarantee to the extent $8,418 and $8,640, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,389 and $6,690 as of September 30, 2017 and December 31, 2016, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,029 and $1,950 as of September 30, 2017 and December 31, 2016, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of September 30, 2017 and December 31, 2016.
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

22. Subsequent Event
On October 24, 2017, a wholly owned subsidiary of the Company entered into a definitive purchase agreement to acquire substantially all the assets of Health Integrated, Inc. Based in Tampa, Florida, Health Integrated is a care management company that provides end-to-end technology and analytics-enabled care management services including case management, utilization management, disease management, special needs programs, and multichronic care management on behalf of health plans. Health Integrated currently serves over five million lives in the Medicaid, Medicare, and dual eligible populations. It is known for its strong capabilities in improving member health status through behavioral change. The acquisition is expected to close in the first quarter of 2018, subject to the fulfillment of certain closing conditions, including regulatory and other consents.

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
Revenues
For the three months ended September 30, 2017, we had revenues of $192.3 million compared to revenues of $171.2 million for the three months ended September 30, 2016, an increase of $21.1 million, or 12.4%. For the nine months ended September 30, 2017, we had revenues of $564.4 million compared to revenues of $508.7 million for the nine months ended September 30, 2016, an increase of $55.7 million, or 11.0%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 82.4% and 13.9%, respectively, of our total revenues for the three months ended September 30, 2017 and approximately 80.1% and 16.4%, respectively, of our revenues for the three months ended September 30, 2016. For the nine months ended September 30, 2017, these two regions generated 82.0% and 14.5%, respectively, of our total revenues and 80.1% and 16.6%, respectively, of our total revenues for the nine months ended September 30, 2016.
For the three months ended September 30, 2017 and 2016, our total revenues from our top ten clients accounted for 38.3% and 41.0% of our total revenues, respectively. For the nine months ended September 30, 2017 and 2016, our total revenues from our top ten clients accounted for 38.7% and 40.6% of our total revenues, respectively. None of our clients individually accounted for more than 10% of our total revenues during the three and nine months ended September 30, 2017 and 2016. Although we intend to continue increasing and diversifying our customer base, we expect in the near future that a significant portion of our revenue will continue to be contributed by a limited number of large clients.

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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in millions)		(dollars in millions)
Revenues, net	$192.3	$171.2	$564.4	$508.7
Cost of revenues (exclusive of depreciation and amortization)	124.9	111.8	370.5	332.2
Gross profit	67.4	59.4	193.9	176.5
Operating expenses:
General and administrative expenses	26.9	21.9	75.8	63.6
Selling and marketing expenses	12.2	11.6	38.7	37.9
Depreciation and amortization	9.7	8.6	28.8	25.0
Total operating expenses	48.8	42.1	143.3	126.5
Income from operations	18.6	17.3	50.6	50.0
Foreign exchange gain, net	2.8	1.7	7.3	3.6
Interest expense	(0.4)	(0.3)	(1.4)	(1.0)
Other income, net	2.9	2.9	8.9	12.2
Income before income tax expense	23.9	21.6	65.4	64.8
Income tax expense	2.8	5.6	7.2	18.5
Net income	$21.1	$16.0	$58.2	$46.3

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenues.

The following table summarizes our revenues by reportable segment for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Insurance	$59.6	$52.8	$6.8	12.9%
Healthcare	18.9	16.0	2.9	18.2%
Travel, Transportation and Logistics	18.5	17.5	1.0	5.6%
Finance and Accounting	21.6	19.9	1.7	9.0%
All Other	20.0	23.4	(3.4)	(14.7)%

Analytics	53.7	41.6	12.1	29.1%
Total revenues, net	$192.3	$171.2	$21.1	12.4%
Revenues for the three months ended September 30, 2017 were $192.3 million, up $21.1 million or 12.4% compared to the three months ended September 30, 2016.
Revenue growth in Insurance of $6.8 million was driven by expansion of business from our new and existing clients of $6.4 million. The remaining increase of $0.4 million is attributable to a net impact of appreciation of the South African Rand and Indian rupee during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Insurance revenues were 31.0% and 30.9% of our total revenues in the three months ended September 30, 2017 and September 30, 2016, respectively.
Revenue growth in Healthcare of $2.9 million was driven by expansion of business from our new and existing clients. Healthcare revenues were 9.8% and 9.3% of our total revenues in the three months ended September 30, 2017 and September 30, 2016, respectively.
Revenue growth in Travel, Transportation and Logistics ("TT&L") of $1.0 million was primarily driven by net volume increase from our new and existing clients of $1.2 million, partially offset by $0.2 million impact due to depreciation of the Philippine Peso against the U.S. dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. TT&L revenues were 9.6% and 10.2% of our total revenues in the three months ended September 30, 2017 and September 30, 2016, respectively.
Revenue growth in Finance and Accounting ("F&A") of $1.7 million was driven by expansion of business from our new and existing clients. F&A revenues were 11.3% and 11.6% of our total revenues in the three months ended September 30, 2017 and September 30, 2016, respectively.
Revenue decline in All Other of $3.4 million was driven primarily by lower revenue in our Consulting and Utilities operating segments, aggregating to $3.7 million. This was partially offset by a net increase of $0.3 million due to the appreciation of the Indian rupee against the U.S. dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. All Other revenues were 10.4% and 13.7% of our total revenues in the three months ended September 30, 2017 and September 30, 2016, respectively.
Revenue growth in Analytics of $12.1 million was driven by our recurring and project based engagements from our new and existing clients of $11.9 million, including $6.5 million from our IQR Consulting Inc. ("IQR") and Datasource Consulting, LLC ("Datasource") acquisitions in 2016. The increase of $0.2 million is attributable to the appreciation of Indian rupee during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Analytics revenues were 27.9% and 24.3% of our total revenues in the three months ended September 30, 2017 and September 30, 2016, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended September 30,			Percentage change	Three months ended September 30,		Change
	2017	2016	Change		2017	2016
	(dollars in millions)
Insurance	$39.7	$37.8	$1.9	5.0%	33.4%	28.4%	5.0%
Healthcare	12.0	10.9	1.1	9.9%	36.6%	31.8%	4.8%
TT&L	10.1	10.6	(0.5)	(4.7)%	45.2%	39.3%	5.9%
F & A	13.3	12.0	1.3	10.8%	38.5%	39.5%	(1.0)%
All Other	13.6	14.7	(1.1)	(7.0)%	31.8%	37.4%	(5.6)%

Analytics	36.2	25.8	10.4	40.2%	32.7%	38.1%	(5.4)%
Total	$124.9	$111.8	$13.1	11.7%	35.1%	34.7%	0.4%
For the three months ended September 30, 2017, cost of revenues was $124.9 million compared to $111.8 million for the three months ended September 30, 2016, an increase of $13.1 million, or 11.7%. Our gross margin for the three months ended September 30, 2017 was 35.1% compared to 34.7% for three months ended September 30, 2016, an increase of 40 basis points (“bps”).
The increase in cost of revenues in Insurance of $1.9 million was primarily due to an increase in employee-related costs of $1.6 million on account of higher headcount and wage inflation, technology and infrastructure costs of $0.6 million. This was partially offset by a decrease in other operating costs of $0.4 million. There was a net increase of $0.2 million due to the appreciation of the Indian rupee and depreciation of the Philippine peso against the U.S. dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Gross margin increased by 500 bps during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to higher revenues and margin expansion in existing clients.
The increase in cost of revenues in Healthcare of $1.1 million was primarily due to an increase in employee-related costs of $1.2 million on account of higher headcount and wage inflation, technology and infrastructure costs of $0.3 million. This was partially offset by $0.4 million due to the depreciation of the Philippine peso against the U.S. dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Gross margin increased by 480 bps during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to higher revenues and operational efficiencies.
The decrease in cost of revenues in TT&L of $0.5 million was primarily due to a decrease in employee-related costs of $0.2 million on account of lower headcount (partially offset by wage inflation), decrease in infrastructure costs of $0.1 million and decrease in other operating costs of $0.1 million. There was a decrease of $0.1 million due to the depreciation of the Philippine peso against the U.S. dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Gross margin increased by 590 bps during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to margin expansion in existing clients and lower operating costs.
The increase in cost of revenues in F&A of $1.3 million was primarily due to an increase in employee-related costs of $0.6 million on account of higher headcount and wage inflation, infrastructure costs of $0.1 million and travel costs of $0.4 million. There was an increase of $0.3 million due to the appreciation of the Indian rupee against the US dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Gross margin decreased by 100 bps during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to migration costs associated with our new client wins and higher reimbursable travel related costs with lower gross margin.
The decline in cost of revenues in All Other of $1.1 million was primarily due to a decrease in employee-related costs of $0.6 million on account of lower headcount, partially offset by wage inflation. There was also a decrease in travel related costs of $0.3 million, infrastructure costs and other operating costs aggregating to $0.2 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Gross margin decreased by 560 bps during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to lower revenues in our Consulting and Utilities operating segments.
The increase in cost of revenues in Analytics of $10.4 million was primarily due to an increase in employee-related costs of $9.0 million (including $5.4 million related to the IQR and Datasource acquisitions in 2016) on account of higher headcount and wage inflation, and an increase in technology costs of $0.4 million, infrastructure costs of $0.5 million and travel costs of $0.4 million. This was partially offset by a reduction in our other operating expenses of $0.4 million. There was an increase of $0.3 million due to the appreciation of the Indian rupee against the U.S. dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Gross margin decreased by 540 bps during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to higher operating costs and lower gross margin from our 2016 acquisitions.
Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
General and administrative expenses	$26.9	$21.9	$5.0	23.0%
Selling and marketing expenses	12.2	11.6	0.6	5.2%
Selling, general and administrative expenses	$39.1	$33.5	$5.6	16.8%
As a percentage of revenues	20.3%	19.6%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $2.2 million (including $1.6 million of incremental employee-related costs related to our 2016 acquisitions) as a result of annual wage increments and an increase in our average headcount to support the increased business volumes. There was an increase of $1.8 million due to recognition of reserve for doubtful account receivables, $0.5 million of infrastructure costs related to our new operating centers and $0.5 million of other operating expenses. There was a net increase of $0.2 million due to the appreciation of the Indian rupee and depreciation of the Philippine peso against the U.S. dollar during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Depreciation and Amortization.

	Three months ended September 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Depreciation expense	$6.2	$5.7	$0.5	8.2%
Intangible amortization expense	3.5	2.9	0.6	22.4%
Depreciation and amortization expense	$9.7	$8.6	$1.1	12.9%
As a percentage of revenues	5.0%	5.0%
Depreciation and amortization expense increased by $1.1 million, or 12.9%, from $8.6 million for the three months ended September 30, 2016 to $9.7 million for the three months ended September 30, 2017. The increase in intangibles amortization expense of $0.6 million was primarily due to amortization of intangibles associated with IQR and Datasource acquisitions in 2016. There was an increase in our depreciation expense of $0.5 million, due to depreciation related to our new operating centers in India and the Philippines to support our business growth and impact of our 2016 acquisitions.

Income from Operations. Income from operations increased $1.3 million, or 7.5%, from $17.3 million for the three months ended September 30, 2016 to $18.6 million for the three months ended September 30, 2017. As a percentage of revenues, income from operations decreased from 10.1% for the three months ended September 30, 2016 to 9.7% for the three months ended September 30, 2017.
Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. Pound sterling and the Philippine peso during the three months ended September 30, 2017. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 66.73 during the three months ended September 30, 2016 to 64.45 during the three months ended September 30, 2017. The average exchange rate of the U.K. Pound sterling against the U.S. dollar remained flat at 1.31 during the three months ended September 30, 2016 and September 30, 2017. The average exchange rate of the U.S. dollar against the Philippine peso increased from 47.40 during the three months ended September 30, 2016 to 50.82 during the three months ended September 30, 2017.
We recorded a net foreign exchange gain of $2.8 million for the three months ended September 30, 2017 compared to $1.7 million for the three months ended September 30, 2016.

Interest expense. Interest expense increased $0.1 million, from $0.3 million for the three months ended September 30, 2016 to $0.4 million for the three months ended September 30, 2017.
Other Income, net. Other income, net was flat at $2.9 million during the three months ended September 30, 2017.
Income Tax Expense. The effective tax rate decreased from 26.0% during the three months ended September 30, 2016 to 11.8% as a result of (i) excess tax benefit related to stock awards of $3.5 million pursuant to ASU No. 2016-09 during the three months ended September 30, 2017, and (ii) higher earnings from foreign subsidiaries and lower domestic profit in the U.S., partially offset by higher tax expense on account of the expiration of a tax holiday for some of the operating centers in India
Net Income. Net income increased from $16.0 million for the three months ended September 30, 2016 to $21.1 million for the three months ended September 30, 2017, primarily due to lower income tax expense of $2.8 million, higher income from operations of $1.3 million, higher foreign exchange gain of $1.1 million, partially offset by higher interest expense of $0.1 million. As a percentage of revenues, net income increased from 9.4% for the three months ended September 30, 2016 to 11.0% for the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenues.

The following table summarizes our revenues by reportable segment for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Insurance	$173.8	$151.7	$22.1	14.6%
Healthcare	56.7	49.8	6.9	13.9%
Travel, Transportation and Logistics	53.4	52.6	0.8	1.4%
Finance and Accounting	63.7	59.0	4.7	8.0%
All Other	62.5	75.4	(12.9)	(17.1)%

Analytics	154.3	120.2	34.1	28.4%
Total revenues, net	$564.4	$508.7	$55.7	11.0%
Revenues for the nine months ended September 30, 2017 were $564.4 million, up $55.7 million or 11.0% compared to the nine months ended September 30, 2016.
Revenue growth in Insurance of $22.1 million was driven by expansion of business from our new and existing clients of $21.1 million, including incremental $2.6 million related to the July 2016 acquisition of Liss Systems Limited ("Liss"). The remaining increase of $1.0 million is attributable to a net impact of appreciation of the South African Rand and Indian rupee and depreciation of the U.K. Pound sterling against the U.S. dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Insurance revenues were 30.8% and 29.8% of our total revenues in the nine months ended September 30, 2017 and September 30, 2016, respectively.
Revenue growth in Healthcare of $6.9 million was driven by expansion of business from our existing and new clients. Healthcare revenues were 10.0% and 9.8% of our total revenues in the nine months ended September 30, 2017 and September 30, 2016, respectively.
Revenue growth in TT&L of $0.8 million was primarily driven by net volume increases from our existing clients of $1.6 million, partially offset by an impact of $0.8 million due to the depreciation of the Philippine Peso against the U.S. dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. TT&L revenues were 9.5% and 10.4% of our total revenues in the nine months ended September 30, 2017 and September 30, 2016, respectively.
Revenue growth in F&A of $4.7 million was driven by expansion of business from our new and existing clients of $4.4 million. The remaining increase of $0.3 million is attributable to the appreciation of Indian rupee against the U.S. dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. F&A revenues were 11.3% and 11.6% of our total revenues in the nine months ended September 30, 2017 and September 30, 2016, respectively.
Revenue decline in All Other of $12.9 million was driven primarily by lower revenue in our Consulting and Utilities operating segments, partially offset by higher revenue in our Banking and Financial Services operating segment, aggregating to $13.1 million. This was partially offset by $0.2 million impact due to the depreciation of the U.K. Pound sterling against the U.S. dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 in our Consulting operating segment. All Other revenues were 11.1% and 14.8% of our total revenues in the nine months ended September 30, 2017 and September 30, 2016, respectively.
Revenue growth in Analytics of $34.1 million was driven by our recurring and project based engagements from our new and existing clients of $34.4 million, including incremental $18.6 million from IQR and Datasource acquisitions in 2016. The increase was partially offset by a decrease of $0.3 million due to the depreciation of the U.K. Pound sterling against the U.S. dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Analytics revenues were 27.3% and 23.6% of our total revenues in the nine months ended September 30, 2017 and September 30, 2016, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Nine months ended September 30,			Percentage change	Nine months ended September 30,		Change
	2017	2016	Change		2017	2016
	(dollars in millions)
Insurance	$119.0	$108.5	$10.5	9.7%	31.5%	28.5%	3.0%
Healthcare	36.4	32.5	3.9	12.2%	35.8%	34.8%	1.0%
TT&L	30.8	31.9	(1.1)	(3.4)%	42.2%	39.4%	2.8%
F & A	39.2	35.4	3.8	10.7%	38.5%	40.0%	(1.5)%
All Other	42.8	47.8	(5.0)	(10.6)%	31.6%	36.6%	(5.0)%

Analytics	102.3	76.1	26.2	34.4%	33.7%	36.7%	(3.0)%
Total	$370.5	$332.2	$38.3	11.5%	34.4%	34.7%	(0.3)%
For the nine months ended September 30, 2017, cost of revenues was $370.5 million compared to $332.2 million for the nine months ended September 30, 2016, an increase of $38.3 million, or 11.5%. Our gross margin for the nine months ended September 30, 2017 was 34.4% compared to 34.7% for the nine months ended September 30, 2016, a decrease of 30 basis points (bps).
The increase in cost of revenues in Insurance of $10.5 million was primarily due to an increase in employee-related costs of $8.2 million (including $1.3 million from our Liss acquisition) on account of higher headcount and wage inflation, and technology and infrastructure costs of $2.8 million. This was partially offset by a decrease in travel related costs of $0.6 million and other operating costs of $0.7 million. There was a net increase of $0.7 million due to the appreciation of the Indian rupee and depreciation of the Philippine peso against the U.S. dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Gross margin increased by 300 bps during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to higher revenues and lower operating costs.
The increase in cost of revenues in Healthcare of $3.9 million was primarily due to an increase in employee-related costs of $3.9 million on account of higher headcount and wage inflation, technology costs of $0.6 million and infrastructure costs of $0.4 million. This was partially offset by a decrease of $1.0 million due to the depreciation of the Philippine peso against the U.S. dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Gross margin increased by 100 bps during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to higher revenues and operational efficiencies.
The decrease in cost of revenues in TT&L of $1.1 million was primarily due to decrease in infrastructure cost of $0.3 million, other operating costs of $0.2 million and employee-related costs of $0.1 million on account of lower headcount (partially offset by wage inflation).The cost of revenue also decreased due to depreciation of the Philippine peso against the U.S. dollar of $0.3 million during the nine months ended September 30, 2017 compared to the nine months ended September

30, 2016. Gross margin increased by 280 bps during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to higher revenues and lower operating costs.
The increase in cost of revenues in F&A of $3.8 million was primarily due to an increase in employee-related costs of $2.3 million on account of higher headcount and wage inflation and infrastructure costs of $0.7 million. There was an increase of $0.7 million due to the appreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Gross margin decreased by 150 bps during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to migration costs associated with our new client wins and higher reimbursable travel related costs with lower gross margin.
The decline in cost of revenues in All Other of $5.0 million was primarily due to a decrease in employee-related costs of $2.9 million on account of lower headcount, partially offset by wage inflation. There was also a decrease in travel related costs of $1.6 million and other operating expenses of $0.5 million. Gross margin decreased by 500 bps during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to lower revenues in our Consulting and Utilities operating segments.
The increase in cost of revenues in Analytics of $26.2 million was primarily due to an increase in employee-related costs of $24.8 million (including incremental $15.1 million related to our IQR and Datasource acquisitions in 2016) on account of higher headcount and wage inflation, an increase in technology costs of $0.9 million, infrastructure costs of $0.9 million and travel costs of $0.3 million. This was partially offset by reduction in our other operating costs of $1.4 million. There was an increase of $0.6 million due to the appreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Gross margin decreased by 300 bps during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to higher employee costs and lower gross margin from our 2016 acquisitions.
Selling, General and Administrative (“SG&A”) Expenses.

	Nine months ended September 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
General and administrative expenses	$75.8	$63.6	$12.2	19.2%
Selling and marketing expenses	38.7	37.9	0.8	2.2%
Selling, general and administrative expenses	$114.5	$101.5	$13.0	12.8%
As a percentage of revenues	20.3%	20.0%

The increase in SG&A expenses was primarily due to an increase in employee-related costs of $8.2 million (including $4.1 million of incremental employee-related costs related to our 2016 acquisitions) as a result of annual wage increments and an increase in our average headcount to support the increased business volumes. There was an increase of $2.7 million due to recognition of reserve for doubtful account receivables and infrastructure costs of $1.5 million related to our new operating centers. There was a net increase of $0.7 million due to the appreciation of the Indian rupee and depreciation of the Philippine peso against the U.S. dollar during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Depreciation and Amortization.

	Nine months ended September 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Depreciation expense	$18.3	$16.7	$1.6	9.3%
Intangible amortization expense	10.5	8.3	2.2	26.7%
Depreciation and amortization expense	$28.8	$25.0	$3.8	15.1%
As a percentage of revenues	5.1%	4.9%
Depreciation and amortization expense increased by $3.8 million, or 15.1%, from $25.0 million for the nine months ended September 30, 2016 to $28.8 million for the nine months ended September 30, 2017. The increase in intangible amortization expense of $2.2 million was primarily due to amortization of intangibles associated with our 2016 acquisitions. Further, there was an increase in our depreciation expense of $1.6 million related to our new operating centers in India and the Philippines and to support our business growth and depreciation expense associated with our 2016 acquisitions.

Income from Operations. Income from operations increased by $0.6 million, or 1.3%, from $50.0 million for the nine months ended September 30, 2016 to $50.6 million for the nine months ended September 30, 2017. As a percentage of revenues, income from operations decreased from 9.8% for the nine months ended September 30, 2016 to 9.0% for the nine months ended September 30, 2017.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. Pound sterling and the Philippine peso during the nine months ended September 30, 2017. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 67.10 during the nine months ended September 30, 2016 to 65.12 during the nine months ended September 30, 2017. The average exchange rate of the U.K. Pound sterling against the U.S. dollar decreased from 1.38 during the nine months ended September 30, 2016 to 1.28 during the nine months ended September 30, 2017. The average exchange rate of the U.S. dollar against the Philippine peso increased from 47.13 during the nine months ended September 30, 2016 to 50.31 during the nine months ended September 30, 2017.
We recorded a net foreign exchange gain of $7.3 million for the nine months ended September 30, 2017 compared to $3.6 million for the nine months ended September 30, 2016.

Interest expense. Interest expense increased by $0.4 million from $1.0 million for the nine months ended September 30, 2016 to $1.4 million for the nine months ended September 30, 2017, due to financing cost associated with purchase of software.

Other Income, net

	Nine months ended September 30,			Percentage change
	2017	2016	Change
	(dollars in millions)
Interest and dividend income	$1.3	$1.2	$0.1	9.0%
Gain on mutual fund investments	6.8	6.2	0.6	9.5%
Change in fair value of earn-out consideration	—	4.1	(4.1)	(100.0)%
Other, net	0.8	0.7	0.1	5.3%
Other income, net	$8.9	$12.2	$(3.3)	(27.3)%
Increase in interest and dividend income of $0.1 million and increase in gain on mutual fund investments of $0.6 million was primarily due to higher cash balances in certain of our foreign subsidiaries and higher gain on sale of investment during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. We also recorded other income of $4.1 million during the nine months ended September 30, 2016 due to the reversal of earn-out liability related to our RPM acquisition in 2015.

Income Tax Expense. The effective tax rate decreased from 28.6% during the nine months ended September 30, 2016 to 11.0% as a result of (i) excess tax benefit related to stock awards of $7.2 million pursuant to ASU No. 2016-09 during the nine months ended September 30, 2017, (ii) conclusion of an uncertain tax position of $3.2 million (including interest of $1.4 million), and (iii) higher earnings from foreign subsidiaries and lower domestic profit in the U.S., partially offset by higher tax expense on account of the expiration of a tax holiday for some of the operating centers in India.

Net Income. Net income increased from $46.3 million for the nine months ended September 30, 2016 to $58.2 million for the nine months ended September 30, 2017, primarily due to lower income tax expense of $11.3 million, higher foreign exchange gain of $3.7 million, higher income from operations of $0.6 million partially offset by lower other income of $3.3 million and higher interest expense of $0.4 million.
As a percentage of revenues, net income increased from 9.1% for the nine months ended September 30, 2016 to 10.3% for the nine months ended September 30, 2017.

Liquidity and Capital Resources

	Nine months ended September 30,
	2017	2016
	(dollars in millions)
Opening cash and cash equivalents	$213.2	$205.3
Net cash provided by operating activities	72.2	56.0
Net cash used for investing activities	(171.2)	(126.2)
Net cash used for financing activities	(28.2)	(34.2)
Effect of exchange rate changes	1.7	(2.5)
Closing cash and cash equivalents	$87.7	$98.4
As of September 30, 2017 and December 31, 2016, we had $249.4 million and $226.6 million, respectively, in cash, cash equivalents and short-term investments (including $205.1 million and $170.1 million, respectively, held by our foreign subsidiaries). We do not intend to repatriate funds held by our foreign subsidiaries since our future growth partially depends upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Therefore, we anticipate that we will indefinitely reinvest the earnings generated outside of the U.S. If we were to repatriate our overseas funds, we would accrue and pay applicable taxes.
Operating Activities: Cash flows from operating activities increased by $16.2 million from $56.0 million for the nine months ended September 30, 2016 to $72.2 million for the nine months ended September 30, 2017. The increase in cash flows from operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to an increase in net income by $12.0 million, increase in non-cash adjustment of $3.9 million and decrease in working capital of $0.3 million from $25.2 million during the nine months ended September 30, 2016 to $24.9 million during the nine months ended September 30, 2017.
Investing Activities: Cash flows used for investing activities increased by $45.0 million from $126.2 million for the nine months ended September 30, 2016 to $171.2 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in short-term investments of $47.2 million (net of redemption) and due to an increase in capital expenditures of $6.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This was partially offset by amount paid for business acquisition of $9.4 million during the nine months ended September 30, 2016 compared to $0.7 million paid for settlement of working capital and purchase consideration payable related to 2016 acquisitions during the nine months ended September 30, 2017.
Financing Activities: Cash flows used for financing activities was $28.2 million during the nine months ended September 30, 2017 compared to $34.2 million during the nine months ended September 30, 2016. The decrease in cash flow used for financing activities between periods is primarily due to repayment of borrowings of $25.0 million under the Credit Agreement (as described below in “Financing Arrangements”) during the nine months ended September 30, 2016. This was partially offset by higher purchases of treasury stock of $17.2 million and lower proceeds from exercise of stock options of $2.0 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $26.8 million of capital expenditures in the nine months ended September 30, 2017. We expect to incur capital expenditures of between $30.0 million to $35.0 million in 2017, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications and infrastructure, but the actual amount may vary based on economic conditions or other factors.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (refer to Note 21 to the unaudited consolidated financial statements contained herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

Financing Arrangements (Debt Facility)
Our Credit Agreement provides for revolving credit facility (the “Credit Facility”), including a letter of credit sub-facility, in the amount of $100.0 million. The Credit Facility has a maturity date of October 24, 2019 and is voluntarily pre-payable from time to time without premium or penalty. As of September 30, 2017, we had outstanding indebtedness of $45.0 million which is included under “long term borrowings” in the unaudited consolidated balance sheets.
Borrowings under the Credit Facility may be used for working capital and general corporate purposes of the Company and its subsidiaries and for acquisitions.
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s leverage ratio and ranges from 0.3% to 0.8% per annum with respect to loans pegged to the specified prime rate, and 1.3% to 1.8% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.2% to 0.3% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate per annum of 2.9% and 2.7% during the three and nine months ended September 30, 2017, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2017:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.2	$0.3	$0.1	$—	$0.6
Operating leases	10.5	13.3	4.3	0.9	29.0
Purchase obligations	7.2	0.2	—	—	7.4
Other obligations(a)	2.8	4.6	3.7	5.2	16.3
Borrowings
Principal payments	—	45.0	—	—	45.0
Interest Payments(b)	1.3	1.3	—	—	2.6
Total contractual cash obligations(c)	$22.0	$64.7	$8.1	$6.1	$100.9

(a)	Represents estimated payments under the Gratuity Plan.

(b)	Interest on borrowings is calculated based on the effective interest rate on the outstanding borrowings as of September 30, 2017.

(c)	Excludes $1.5 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2—“Recent Accounting Pronouncements” to the unaudited consolidated financial statements contained herein.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended September 30, 2017, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2017, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     Other Information

ITEM 1.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see Note 21 to the unaudited consolidated financial statements contained herein for details regarding our tax proceedings.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2017, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2017 through July 31, 2017	—	—	—	19,684,088
August 1, 2017 through August 31, 2017	107,633	56.12	107,633	13,643,362
September 1, 2017 through September 30, 2017	52,400	56.55	52,400	10,680,041
Total	160,033	56.26	160,033	—

(1) On February 28, 2017, the Company’s Board of Directors authorized an additional common stock repurchase program (the “2017 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2017 through 2019 up to an aggregate additional amount of $100 million. The approval increases the 2017 authorization from $20 million to $40 million and authorizes stock repurchases of up to $40 million in each of 2018 and 2019.

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

Date: October 26, 2017	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)

EXHIBIT INDEX

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

10.1	Amended and Restated Employment and Non-Competition Agreement, dated September 19, 2017, by and between ExlService Holdings and Rohit Kapoor.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase