Form 10-K
period 2017-12-31
ExlService Holdings, Inc.
filed 2018-02-27
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of common stock held by non-affiliates was approximately $1,816,029,590.
As of February 21, 2018, there were 34,198,252 shares of the registrant’s common stock outstanding, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2017.

ITEM 1.     Business

ExlService Holdings, Inc. (“EXL”, “we”, “us", "our" or the "Company"), incorporated in Delaware in 2002, is an operations management and analytics company that helps businesses enhance revenue growth and improve profitability. Using proprietary platforms, methodologies, and our full range of digital capabilities, we look deeper to help companies transform their businesses, functions and operations, to help them deliver better customer experience and business outcomes, while managing risk and compliance. We serve our customers in the insurance, healthcare, travel, transportation and logistics, banking and financial services and utilities industries, among others. Headquartered in New York, we have approximately 27,800 professionals in locations throughout the United States, Europe, Asia (primarily India and the Philippines), Latin America, Australia and South Africa.
We operate in the business process management (“BPM”) industry, and we provide operations management and analytics services. Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Six of those operating segments provide BPM or “operations management” services, which we organize into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company of business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific digital transformational services related to operations management services, and our Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
We present information for the following reportable segments:

•	Insurance,

•	Healthcare,

•	Travel, Transportation and Logistics,

•	Finance and Accounting,

•	Analytics, and

•	All Other (consisting of our remaining operating segments including our Banking and Financial services, Utilities and Consulting operating segments).
For the year ended December 31, 2015, we reported and presented two reportable segments: Operations Management (which included our Insurance, Healthcare, Travel, Transportation and Logistics, Finance and Accounting, Banking and Financial services, Utilities and Consulting operating segments) and Analytics.
Segment information for all prior periods presented herein have been changed to conform to the current presentation. This change in segment presentation does not affect our consolidated statements of income and comprehensive income, balance sheets or statements of cash flows. We do not allocate assets by operating segment, although our operating segments do manage and control certain assets. For further descriptions of our segments, including financial information and revenues and cost of revenues, see Note 3 to our consolidated financial statements.
The December 2017 acquisition of substantially all of the assets, and assumption of certain liabilities related thereto, of Health Integrated, Inc. (“Health Integrated”) is included in the Healthcare reportable segment.
Operations Management Services
Our operations management services, which we provide from our Insurance, Healthcare, Travel, Transportation and Logistics, Finance and Accounting, Banking and Financial Services, Utilities and Consulting operating segments, typically involve the transfer to EXL business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage those operations for our client on an ongoing basis, or in case of consulting, consulting services related to transformation services. We use a focused industry vertical approach to manage our business and to provide a suite of integrated BPM services to organizations in the insurance, healthcare, travel transportation and logistics, banking and financial services and utilities industries in addition to providing finance and accounting and consulting services across these industries as well as to clients in other industries like manufacturing and media among others.

The key differentiators and salient features of our BPM services include our agile operating and delivery model utilizing domain expertise and process excellence, the Business EXLerator FrameworkTM, our ability to deploy a Business Process-as-a-Service (“BPaaS”) delivery model, business process automation (including robotics), consulting-driven digital transformation and our industry vertical focused approach. The Business EXLerator FrameworkTM is our integrated approach to operations management which enables us to drive better customer outcomes by using advanced automation (such as robotics), lean six-sigma, workflow management, data visualization and embedded analytics.
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
The operating segments providing operations management services are described below:

Our Insurance operating segment serves property and casualty insurance, life insurance, disability insurance, annuity and retirement services companies. We provide BPM services related to business processes in the insurance industry such as claims processing, subrogation, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business processing, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey, and customer service using the Business EXLerator FrameworkTM, robotics and advanced automation. We provide insurance policy administration & digital customer acquisition services using a BPaaS delivery model through our LifePRO ® and Liss platforms in order to help clients administer life insurance, health insurance, annuities and credit life and disability insurance policies. We also provide subrogation services to property and casualty insurers using a BPaaS delivery model and our proprietary Subrosource ® software platform, the largest commercial end-to-end subrogation platform. Subrosource ® integrates with client systems, manages recovery workflow, increases recoveries and reduces costs.

Our Healthcare operating segment primarily serves U.S.-based healthcare payers and providers. We provide BPM services related to Care Management and population health, multi-chronic case management (“MCCM”), dual eligible special needs plans (D-SNP), payment integrity, revenue optimization and customer engagement directly addressing the market need for improved healthcare outcomes, reduced claims and administrative costs, and improved access to the healthcare system in the healthcare market. We offer BPaaS, SaaS and platform BPM services designed to serve the healthcare industry as well as proprietary technology platforms, robotics and advanced analytics. EXL’s CareRadius® and MaxMC® applications connect payors, providers and members with critical clinical information, and automates a payor's operations to increase efficiencies across all aspects of care management including behavioral health.
On December 22, 2017, we acquired substantially all of the assets, and assumed certain liabilities related thereto, of Health Integrated, a Florida based care management company that provides end-to-end analytics- and behavioral IP-enabled care management services including case management, utilization management, disease management, special needs programs, and MCCM on behalf of health plans. Health Integrated serves millions of lives in the Medicaid, Medicare, and dual eligible populations.
Our Healthcare business also provides Program Integrity services to payors. Our current work is mainly in special investigations and claims overpayment. In addition, we provide Customer Experience solutions for both customer acquisition and customer service.

Our Travel, Transportation and Logistics operating segment primarily serves clients in the travel & leisure and transportation and logistics industries, including less-than-truckload (LTL), truckload and intermodal logistics sectors. We provide BPM services related to business processes in corporate and leisure travel such as reservations, customer service, fulfillment and finance and accounting. In addition, we have expertise in processing transportation and logistics transactions, including supply chain management, warehousing, transportation management and international logistics services using advanced automation including robotics process automation. For companies in the transportation and logistics sector, we provide sales, billing, collection, claims management, revenue management, accounting freight audit and payment and logistics engineering services.

Our Finance and Accounting (“F&A”) operating segment provides finance and accounting BPM services across an array of F&A processes including procure-to-pay, order-to-cash, hire-to-retire, record-to-report, regulatory reporting, financial planning and analysis, audit and assurance, treasury and tax processes. This operating segment provides services across the five industry verticals within operations management as well as to clients in other industries like manufacturing, media and retail among others. We also provide “Operations-as-a-Service” offerings in the procure to pay, order to cash and record to report areas by integrating proprietary analytics, advanced automation including robotics process automation, and F&A technology platforms, both proprietary as well as those from leading third party technology platform providers.

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

Our Utilities operating segment services offers BPM services related to enhancing operating models, improving customer experience, reducing costs, shortening turnaround time and simplifying compliance for our clients. By leveraging our “Operations-as-a-Service” model, we combine domain expertise, customer-centric operations management practices, robotics and advanced analytics capabilities with cloud-based billing and customer relationship management platform, digital services (Customer and Field Mobility Solutions), industry-specific products, business process automation and robotics.

Our Consulting operating segment provides industry-specific digital transformational services, targeting select industries and functions (primarily Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services and Finance and Accounting), where we have developed broad and deep core competencies. Our services are designed to address contemporary problems across the aforementioned domains, embracing the digital and analytics revolution, to deliver business models that help our clients realize their business and innovation goals and improve their strategic competitive position. Our digital consulting offerings include leveraging design thinking to help improve customer experience, using lean models to drive process excellence and using agile delivery models to implement digital technologies and interventions like advanced automation and robotics. We also offer a full range of finance transformation services to the CFO suite, including finance platform modernization and implementation, finance process transformation and digitization as well as governance, risk and compliance support.

Analytics
Our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ businesses. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management. Our Analytics team comprises over 3,000 professionals.
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
Our Analytics engagements span both project work and longer-term arrangements where EXL provides ongoing analytics modeling and services for a year or more. We utilize domain and industry knowledge related to the business problem being considered to support these Analytics engagements.
Our Analytics services support: (1) retail banking, commercial banking and investment banking and management for the banking and financial services industry; (2) actuarial, claims, informatics, CRM and marketing analysis, medical cost and care management, payment integrity and operational effectiveness in the healthcare industry; (3) marketing and agency management, actuarial, servicing and operations, customer management, and claims and money movement in the insurance industry; and (4) marketing analytics in the retail and media industries.
Geographic and Segment Information
Please see the disclosures in Note 3 to our consolidated financial statements for segment and geographic information regarding our business.
Business Strategy
We are a business process management company providing operations management and analytics services that help businesses enhance revenue growth and enhance profitability. Specific elements of our strategy include:
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
Developing Business Process-as-a-Service (“BPaaS”) Solutions to distinguish our BPM Solutions
We continue to invest and focus in developing BPaaS and technology-enabled product solutions including updated and enhanced LifePRO®, Auditstream and Express Survey products. We are shifting part of our servicing model in niche operations management services from our current model to a BPaaS servicing model that offers an integrated technology platform with operations management services. BPaaS services are typically delivered using a transaction-based or outcome-based pricing model and can minimize a client’s initial capital investment on technology. In addition to existing solutions, we intend to enter into additional partnerships to develop and take-to-market new BPaaS solutions.
Building Additional Analytics Capabilities and Solution Offerings
We continue to invest in our Analytics capabilities by expanding our digital solution offerings, enhancing the skill sets and training of our team, and developing reusable intellectual property that can be incorporated into our analytics services. We intend to further increase our investment in our proprietary methodologies and algorithms that help us improve our ability to predict outcomes for our clients to help them capture data signals in a more efficient manner. In order to optimize the way in which we deliver analytics services to clients and source the highest quality global talent, we intend to continue expanding our multi-shore delivery capabilities by adding to our team of professionals in the United States, United Kingdom, Europe, India, Singapore, the Philippines, South Africa and Colombia. In addition to hiring directly from educational institutions, we actively look to hire additional experienced senior team members in order to deepen our industry expertise and thought leadership.
Extending Our Industry Expertise
We intend to further extend our knowledge and capabilities in the industry verticals we serve in order to enhance our reputation as a provider of business process services. By focusing on transitioning, managing and digitizing more complex and value-enhancing services, we augment our capability to serve our clients, including helping our clients evolve their digital transformation efforts. In order to market our base of experience externally, we intend to continue to produce additional primary research and technical papers in order to enhance our reputation as industry thought leaders.
Recruiting, Training, and Retaining the Most Talented Professionals
We have instituted an integrated talent management framework through active collaboration between our recruitment, capability development and business human resource functions. We deploy innovative methods to recruit, train and retain our skilled employees. We intend to focus on recruiting the right talent and develop them further on relevant competencies through our learning academies, rigorous promotion standards, client and industry specific training and competitive compensation packages that include incentive-based compensation. We are able to leverage shared resources across our services, particularly those in operations management, including as a result of our personnel having skillsets applicable to a wide variety of BPM services. We supplement our scope of operations experience with several industry-specific domain academies to enhance the specialization quotient of our employees.
Cultivating Long-term Relationships and Expanding our Client Base
We continue to maintain our focus on cultivating long-term client relationships as well as attracting new clients. We believe there are significant opportunities for additional growth within our existing clients, and we seek to expand these relationships by:

•	Increasing the depth and breadth of the services we provide across new client business, functions and geographies;

•	Offering the full suite of EXL services that includes operations management (including consulting; digital transformation) and analytics; and

•	Supporting our clients’ geographic expansion leveraging our global footprint.
We intend to continue building a portfolio of Fortune 500 and Global 2000 companies in our focus industries that have the most complex and diverse processes and, accordingly, stand to benefit significantly from our services. We also intend to cultivate long-term relationships with medium-sized companies in our focus industries leveraging our BPaaS and technology offerings.
Expanding our Global Delivery Footprint and Operational Infrastructure
We intend to further expand and invest in our network of delivery centers to service our clients. In 2017, we expanded our operations centers in India and in the United States. In 2017, our acquisition of the Health Integrated business added an operating facility in Tampa, Florida.
Pursuing Strategic Relationships and Acquisitions
We intend to continue making selective acquisitions in our focus industry verticals as well as to add to our capabilities. We consider selective strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services and complement our business strategy. We also pursue select partnerships, alliances or investments that will expand the scope and effectiveness of our services by adding proprietary technology assets and intellectual property, adding new clients or allowing us to enter new geographic markets.

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
According to India’s National Association of Software and Service Companies, an industry trade organization, exports from India in the information technology and BPM industry are expected to grow 7%-8% year over year in the fiscal year ending March 31, 2018.
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
Sales, Marketing and Client Management
We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by industry verticals and cross-industry domains such as finance and accounting and consulting. Our sales and client management teams operate from the U.S., Europe, Australia and South Africa are supported by our business development teams.
Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, analyst relations and rankings, lead generation, knowledge management, content development, campaign management, digital/web presence, brand awareness and participation in industry forums and conferences. As of December 31, 2017, we employed approximately 120 sales, marketing, business development and client management professionals with the majority of them based in either the U.S. or Europe. Our professionals generally have significant experience in business process services, technology, operations, analytics and consulting.
Clients
EXL generated revenues from approximately 415 and 400 clients in 2017 and 2016, respectively (with annual revenue exceeding $50,000 per client). We have won 42 and 40 new clients during 2017 and 2016, respectively.
Our top three, five and ten clients generated 17.1%, 24.6% and 38.6% of our revenues, respectively, in 2017. Our top three, five and ten clients generated 16.8%, 25.4% and 40.1% of our revenues, respectively, in 2016. We have a limited number of clients in our Utilities and Banking and Financial services operating segments. However, no client accounted for more than 10% of our total revenues in 2017 or 2016. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors-Risks Related to Our Business-We derive a substantial portion of our revenues from a limited number of clients.”
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
Intellectual Property
Our intellectual property consists of proprietary and licensed platforms, software and databases, trade secrets, methodologies and know-how, trademarks, copyrighted software, operating procedures and other materials and patents and pending patent applications. We have several registered trademarks and logos, two patents and several pending trademark applications with the U.S. Patent and Trademark Office and certain foreign jurisdictions. We consider our business processes and implementation methodologies to be trade secrets or proprietary and confidential information. To provide our services, in addition to our own proprietary materials we use software and data licensed from third parties, as well as software and data licensed by our clients from third parties and available on their systems. We also use software-as-a-service or “SaaS” services pursuant to contracts with third parties or made available to us by our clients who contract directly with the third parties. In particular, we have developed several strategic partnerships with robotics and process automation software companies to facilitate our offering of automation to our clients.
Clients and business partners sign nondisclosure agreements requiring confidential treatment of our information. Our employees are required to sign work-for-hire and confidentiality covenants as a condition to their employment.
Our technology group and various business lines independently develop proprietary tools that we deploy to support services for our clients. We typically retain ownership of any pre-existing tools. While working on client engagements, we also often develop new tools or methodologies, including robotics and process automation software or “bots,” and we endeavor to negotiate contracts that give us ownership or licenses to use or demonstrate such tools for other clients.
Information Security and Data Privacy
We have a strong focus on information security, cyber security, data privacy and the protection of our clients’ and their customers’ confidential personal and sensitive information. We have made significant investments to strengthen our information security and cyber security posture and protocols to ensure compliance with the established confidentiality policies and the laws and regulations governing our activities. These investments involve ensuring we have the appropriate people, processes and technology in place to protect information throughout its life cycle.
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
According to the needs of our clients as well as the regulatory requirements of the geographies in which we operate, most of our delivery centers are certified in regard to quality, information security and employee safety, such as the ISO 9001:2008 standard for quality management system, the ISO 27001:2013 standard for our information security management system and the OHSAS 18001:2007 standard for our occupational health and safety management system. Some of our centers in the Philippines and South Africa and certain client processes in other operation centers in India are compliant with the Payment Card Industry Data Security Standard (PCI-DSS) version 3.2 or higher requirements. We engage independent firms to conduct General Controls and business process specific SSAE 16 (SOC I - Type II) assessments. EXL aligns with the globally leading Cyber Security Framework of the National Institute of Standards and Technology of the U.S. Department of Commerce to provide security for client and business data. EXL has undertaken proactive measures to comply with new

European privacy regulations including the General Data Protection Regulation (EU) 2016/679 (“GDPR”) and/or any corresponding or equivalent national laws or regulations and expects to be compliant by the deadline included in the enacting legislation.
EXL offers managed hosting environments for our BPaaS solutions in our Insurance and Healthcare verticals. Clients who adopt our BPaaS solutions on a managed hosted basis are offered a highly reliable, scalable, and secure hosting environment. The technology applications designed to meet disaster recover requirements are hosted in ISO 27001 certified, SSAE18 SOC1 Compliant Tier 4 data centers that are proactively monitored and managed 24 hours a day to meet the client’s business requirements.
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
Employees
As of December 31, 2017, we had a headcount of approximately 27,800 employees, with approximately 19,400 employees based in India and approximately 4,800 employees in the Philippines. We have approximately 2,300 employees in the U.S, 150 employees in the U.K., 200 employees in Colombia, and 450 employees in the Czech Republic, Bulgaria, Romania, and 450 in South Africa and other geographies. None of our employees are unionized. We have never experienced any work stoppages and believe that we enjoy good employee relations.
Hiring and Recruiting
Our employees are critical to the success of our business. Accordingly, we focus on recruiting, training and retaining our professionals. We have developed effective strategies that enable an efficient recruitment process. We have approximately 115 employees dedicated to recruitment. Some of the strategies we have adopted to increase efficiency in our hiring practices include the utilization of online voice assessments and a centralized hiring center. Our hiring policies focus on identifying high quality employees who demonstrate a propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and interviews before we extend offers for employment. We also conduct background checks on candidates, including criminal background checks, where permitted and as required by clients or on a sample basis. In addition, where permitted and required for client services, we perform random drug testing on the workforce on a regular basis.
We offer our employees competitive compensation packages that include incentive-based compensation and offer a variety of benefits that vary by facility, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within some of our operations centers. Our attrition rate for employees who had been with EXL for more than 180 days was 32.0% and 31.5% for the years ended December 31, 2017 and 2016, respectively. As competition in our industry increases, our turnover rate could increase. See “Item 1A. Risk Factors-Risks Related to Our Business-We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”
Capability Development and Training
We maintain a strong focus on capability development, with an emphasis on digital transformation deeper knowledge, specialization and domain expertise. Our talent and learning strategies are aligned to the overall business strategy. This creates thought leaders with high industry acumen who are better able to address our clients’ requirements. We also provide a career -linked learning path to our employees from new hires to tenured employees to senior levels of leadership.
Our domain academies focus on building domain expertise through certifications and specialization. These include our Insurance Academy, Travel Academy, Finance and Accounting Academy, Healthcare Academy, Analytics Academy and Digital Capability Development.  These domain academies focus on achieving excellence and developing skill sets that can be used across the different domains. Our training includes behavioral and functional components to enhance and ensure job readiness as well as also boosting ongoing productivity and effectiveness. We also focus on promoting better diversity and inclusion through our training programs. We have a global presence catering to the specific learning requirements of each geography. We provide learning through our blended learning methodology comprising of classroom, on the job coaching and technology led learning.

Regulation
Our operations sometimes are subject to rules, regulations and statutes in the countries where we have operations and where we deliver services as a result of the diverse and complex nature of our service offerings. More often, however, our clients contractually require that we comply with certain rules and regulations applicable to their specific industries.
We are one of the few service providers that can provide third-party administrator insurance services from India and the Philippines and are currently able to provide such services in the U.S. for 48 states and 16 states, respectively. Additionally, our Philippines subsidiary is able to provide utilization review services in the U.S. for 39 states (including the District of Columbia). Further, through a domestic subsidiary, we are licensed or otherwise eligible to provide third-party administrator services in all states within the U.S. as well as utilization review and insurance producer services in select states. Certain of our debt collection, utilization review, workers compensation utilization review, insurance producer and telemarketing services require us to maintain licenses in various jurisdictions or require certain categories of our professionals to be individually licensed. Our facilities in the Philippines are accredited by the Utilization Review Accreditation Commission and the National Committee for Quality Assurance, both of which are leading healthcare and education accreditation organization. We continue to obtain licenses and accreditations required from time to time by our business operations.
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
We benefit from tax relief provided by laws and regulations in India and the Philippines from time to time. Regulation of our business by the Indian government affects us in several ways. During the last several years, we either established or acquired new centers that are eligible for tax benefits under the Special Economic Zones Act, 2005 (the “SEZ Act”). The SEZ Act introduced a 15-year tax holiday scheme for operations established in designated special economic zones (“SEZs”). Under the SEZ Act, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ Act provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future. See “Item 1A - Risk Factors - Risks related to the International nature of our business - Our financial condition could be negatively affected if foreign governments introduce new legislation, reduce or withdraw tax benefits and other incentives currently provided to companies within our industry or if we are not eligible for these benefits.”
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
We also maintain a website at http://www.exlservice.com. Information on our website does not constitute a part of, nor is it incorporated in any way, into this Form 10-K or any other report we file with or furnish to the SEC. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our website also includes announcements of investor conferences and events, information on our business strategies and results, corporate governance information, and other news and announcements that investors might find useful or interesting.

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
Consistent with industry practice, most of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations could result in a cancellation or non-renewal of a contract or a decrease in business provided to us. We may not be able to replace any client that elects to terminate or not renew its contract with us, which would reduce our revenues. The loss of or financial difficulties at any of our large clients would have a material adverse effect on our business, results of operations, financial condition and cash flows.
A number of our contracts allow the client, in certain limited circumstances, to request a benchmark study comparing our pricing and performance with that of an agreed list of other service providers for comparable services. Based on the results of the study and depending on the reasons for any unfavorable variance, we may be required to make improvements in the services we provide or reduce the pricing for services on a prospective basis to be performed under the remaining term of the contract or our client could elect to terminate the contract, which could have an adverse effect on our business, results of operations, financial condition and cash flows. Many of our contracts contain provisions that would require us to pay penalties to our clients and/or provide our clients with the right to terminate the contract if we do not meet pre-agreed service level requirements or if we do not provide certain productivity benefits. Failure to meet these requirements or accurately estimate the productivity benefits could result in the payment of significant penalties to our clients which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows. Some of our contracts with clients specify that if a change of control of our company occurs during the term of the contract, the client has the right to terminate the contract. These provisions may result in our contracts being terminated if there is such a change in control, resulting in a potential loss of revenues. In addition, these provisions may act as a deterrent to any attempt by a third party to acquire our company.

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.
Our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographic areas in which we operate. Our industry, including us, experiences high employee turnover. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. Increased competition for these professionals could have an adverse effect on us. A significant increase in the turnover rate among our employees, particularly among our higher skilled workforce, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins, and could lead to a decline in demand for our services. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process. However, high turnover rates do increase our cost of revenues and therefore impact our profit margins due to higher recruitment, training and retention costs. High employee turnover increases training, recruitment and retention costs because we must maintain larger hiring, training and human resources departments and it also increases our operating costs due to having to reallocate certain business processes among our operations centers where we have access to the skilled workforce needed for our business. These additional costs could have a material adverse effect on our results of operations and cash flows.
If we are unable to attract and retain highly-skilled technical personnel, our ability to effectively lead our current projects and develop new business could be jeopardized, and our business, results of operations and financial condition could be adversely affected.
We often have a long selling cycle for our operations management services that requires significant funds and management resources and a long implementation cycle that requires significant resource commitments.
We often have a long selling cycle for our operations management services, which requires significant investment of capital, resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services, including testing our services for a limited period of time, and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our selling cycle, which generally ranges from six to eighteen months, is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes. In addition, we may not be able to successfully conclude a contract after the selling cycle is complete.
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
When we are engaged by a client after the selling process for our operations management services, it takes from four to six weeks to integrate the client’s systems with ours, and from three months to six months thereafter to build our services to the client’s requirements and perform any necessary transformation initiatives. Depending on the complexity of the processes being implemented, these time periods may be significantly longer. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. Therefore, we do not recognize significant revenues until after we have completed the implementation phase.
We typically enter into long-term contracts and fixed price contracts with our clients, and our failure to accurately estimate the resources and time required for our contracts may negatively affect our revenues, cash flows and profitability.
The initial terms of our operations management contracts typically range from three to five years. In many of our operations management contracts we commit to long-term pricing with our clients and therefore bear the risk of cost overruns, completion delays, wage inflation and adverse movements in exchange rates in connection with these contracts. If we fail to estimate accurately the resources and time required for a contract, potential productivity benefits over time, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues, cash flows and profitability may be negatively affected.

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
In addition, for the services we provide to our clients, the revenues and income from such services may decline or vary as the type and volume of services we provide under those contracts changes over time, including as a result of a shift in the mix of products and services we provide. Furthermore, our clients, some of which have experienced significant and adverse changes in their prospects, substantial price competition and pressures on their profitability, have in the past and may in the future demand price reductions, automate some or all of their processes or change their operations management strategy by moving more work in-house or to other providers, any of which could reduce our profitability. Any significant reduction in or the elimination of the use of the services we provide to any of our clients, or any requirement to lower our prices, would harm our business.
Our profitability will suffer if we are not able to price our services appropriately or manage our asset utilization levels.
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
Our analytics and consulting services are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of legislation applicable to our clients could curtail significantly those service offerings.
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
Our future success substantially depends on the continued services and performance of the members of our management team and other key employees possessing technical and business capabilities, including industry expertise, that are difficult to replace. Specifically, the loss of the services of our Vice Chairman and Chief Executive Officer could seriously impair our ability to continue to manage and expand our business. There is intense competition for experienced senior management and personnel with technical and industry expertise in the industry in which we operate, and we may not be able to retain these officers or key employees. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable and in any event these agreements do not ensure the continued service of these executive officers.
In addition, we currently do not maintain “key person” insurance covering any member of our management team. The loss of any of our key employees, particularly to competitors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our inability to manage our rapid infrastructure and personnel growth effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
The intellectual property of an acquired business may be an important component of the value that we agree to pay for such a business. Although we conduct due diligence in connection with each of our acquisitions, such acquisitions are subject to the risks that the acquired business may not own the intellectual property that we believe we are acquiring, that the intellectual property is dependent upon licenses from third parties, that the acquired business infringes upon the intellectual property rights of others or that the technology does not have the acceptance in the marketplace that we anticipated.
We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution, integration or underperformance relative to prior expectations. Our management may not be able to successfully integrate any acquired business into our operations or maintain our standards, controls and policies, which could have a material adverse effect on our business, results of operations and financial condition. Consequently, any acquisition we complete may not result in long-term benefits to us or we may not be able to further develop the acquired business in the manner we anticipated.
Following the completion of some acquisitions, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, and other transition services to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.
We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.
We periodically assess our goodwill and intangible assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions. Goodwill is not amortized but is tested for impairment at least once on an annual basis as of October 1 of each year, based on a number of factors including operating results, business plans and future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the carrying amount of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. Since this involves use of critical accounting estimates, we cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.
If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as any domestic or global credit crisis and disruption or the global financial system, could also result in financial difficulties for our clients, including limited access to the credit markets, insolvency or bankruptcy, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
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
These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and future competitors have greater financial, personnel and other resources, a broader range of service offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic relationships or mergers or acquisitions with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that we are required to modify the terms of our relationship with clients or that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced gross margins, which could harm our business, results of operations, financial condition and cash flows.
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
We could be sued directly for claims that could be significant, such as claims related to breaches of privacy or network security, infringement of intellectual property rights, violation of wage and hour laws, or systemic discrimination, and our liability under our contracts may not fully limit or insulate us from those liabilities. Although we have general liability insurance coverage, including coverage for errors or omissions, cyber security incidents, property damage or loss and breaches of privacy and network security, that coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, and our insurers may disclaim coverage as to any future claim. Insurance is not available for certain types of claims, including patent infringement, violation of wage and hour laws, failure to provide equal pay in the U.S., and our indemnification obligations to our clients based on employment law. The successful assertion of one or more large claims against us that are excluded from our insurance coverage or exceed available insurance coverage, or changes in our insurance policies (including premium increases, the imposition of large deductible or co-insurance requirements, or our insurers’ disclaimer of coverage as to future claims), could have a material adverse effect on our business, results of operations, financial condition and cash flows.
New and changing laws, corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.
Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, (“Dodd Frank”), other SEC regulations, rules and regulations of the Consumer Financial Protection Bureau, Public Company Accounting Oversight Board, and the NASDAQ Global Select Market, and generally accepted accounting principles issued by the Financial Accounting Standards Board can create uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.
In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal controls over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our controls are functioning as documented. Internal control over financial reporting has inherent limitations, including human error, sample-based testing, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. While we do not anticipate any internal control failures, if we cannot maintain effective internal controls or if management or our independent auditor fail in the future to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting for future year ends, it could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.
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
Failure to adhere to the regulations or accreditation or licensing standards that govern our business could have an adverse impact on our operations.
Our clients’ business operations are often subject to regulation and accreditation and licensing standards, and our clients may require that we perform our services in a manner that will enable them to comply with applicable regulations or accreditations or licensing standards. Our clients are located around the world, and the laws and regulations that apply include, among others, United States federal laws such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, state laws on third party administration services, utilization review services, telemarketing services or state laws on debt collection in the United States and the Financial Services Act in the United Kingdom as well as similar consumer protection laws in other countries in which our clients’ customers are based. Failure to perform our services in a manner that complies with any such requirements could result in breaches of contracts with our clients.

In addition, we are required under various laws to obtain and maintain accreditations, permits and/or licenses for the conduct of our business in all jurisdictions in which we have operations, including India, and, in some cases, where our clients receive our services, including the United States and Europe. If we do not maintain our accreditations, licenses or other qualifications to provide our services or if we do not adapt to changes in legislation or regulation, we may have to cease operations in the relevant jurisdictions and may not be able to provide services to existing clients or be able to attract new clients. In addition, we may be required to expend significant resources in order to comply with laws and regulations in the jurisdictions mentioned above. Any failure to abide by regulations relating either to our business or our clients’ businesses may also, in some limited circumstances, result in civil fines and criminal penalties for us. Any such ceasing of operations or civil or criminal actions may have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may face difficulties in delivering complex and large projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business.
We have been expanding the nature and scope of our engagements. Our ability to effectively offer a wider breadth of end-to-end business services depends on our ability to attract existing or new clients to these expanded service offerings. To obtain engagements for such complex and large projects, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and marketing costs. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and new clients to these expanded service offerings. The increased breadth of our service offerings may result in larger and more complex projects with our clients. This will require us to establish closer relationships with our clients and a thorough understanding of their operations. Our ability to establish such relationships will depend on a number of factors, including the proficiency of our employees and management. Our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, and we could be liable to our clients for significant penalties or damages. Larger projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our profitability and cash flows.
We may be unable to service our debt or obtain additional financing on competitive terms.
Our credit agreement contains covenants which require, among other things, maintenance of certain financial ratios, indebtedness and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the credit agreement. The credit agreement provides for a $200 million revolving credit facility including a letter of credit sub-facility. Our credit facility has a maturity date of November 21, 2022 and is voluntarily payable from time to time without premium or penalty. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt which could adversely affect our business and financial condition. In addition, we have limited ability to increase our borrowings under our existing credit agreement. We may in the future require additional financing to fund one or more acquisitions and may not be able to obtain such additional financing on competitive terms or at all, which could restrict our ability to complete such transactions, or could impose financial or operational restrictions on our business.
Uncertainties in the interpretation and application of the U.S. Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.
The Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Reform Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Reform Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Reform Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Risks Related to the International Nature of Our Business
We may choose to expand operations to additional countries and may not be successful in maintaining our current profit margins in our new locations due to factors beyond our control.
We have offices and operations in various countries around the world and provide services to customers globally. We continually evaluate additional locations outside our current operating geographies in which to invest in operations centers, in order to maintain an appropriate cost structure for our clients’ needs. In recent years we have opened new operations centers in countries outside of the U.S. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Additionally, we may expand into less developed countries that have less political, social or economic stability and less developed infrastructure and legal systems. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. We may also face difficulties integrating new facilities in different countries into our existing operations. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results and cash flows.
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
Under the Indian Income Tax Act, 1961, our operations centers in India, from which we derive a significant portion of our revenues, benefited up to March 31, 2011, from a ten-year holiday from Indian corporate income taxes in respect of their export profits under the Software Technology Parks of India (“STPI”) Scheme. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises.
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
As a result of the foregoing, our overall effective tax rate may increase in future years and such increase may be material and may have impact on our business, results of operations, financial condition and cash flows.
If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase.
U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years. Please see Note 23 to our consolidated financial statements for details.
Introduction of tax legislation and disputes with tax authorities may have an adverse effect on our operations and our overall effective tax rate.
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
Our earnings may be adversely affected if we repatriate funds held by our foreign subsidiaries.
We earn a significant amount of our earnings outside of the United States. We have not determined the extent, if any, to which we may repatriate funds held by our foreign subsidiaries in light of the current regulatory environment (including under the Tax Reform Act) and because our future growth depends in part upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Not all of the undistributed earnings may be available for repatriation due to foreign legal restrictions that require minimum reserves to be maintained in those countries. However, in light of the Tax Reform Act, such earnings have been subject to U.S. federal tax as a result of the mandatory repatriation provision described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” and in Note 20 to our consolidated financial statements contained herein. If we decide to repatriate such earnings, we may have to accrue further taxes associated with such earnings in accordance with local tax laws, rules and regulations in the relevant jurisdictions. All of these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these regulations could harm our business.
We provide services to clients throughout the world, therefore we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. The global nature of our operations increases the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. The exchange rates among the Indian rupee, Philippine peso and other currencies in which we incur costs or receive revenues and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A-“Quantitative and Qualitative Disclosures about Market Risk.” Additionally, because a majority of our employees are based in India and the Philippines and paid in Indian rupees or Philippine peso while our revenues are primarily reported in U.S. dollars and U.K. pounds sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, Philippine peso and the U.S. dollar fluctuate significantly.
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
Many of our operating subsidiaries are incorporated in India, and a substantial portion of our assets and our professionals are located in India. We intend to continue to develop and expand our offshore facilities in India. In the past, India experienced significant inflation, low growth in gross domestic product and shortages of foreign currency reserves. The Indian government, however, has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including our industry. Certain of those programs, which have benefited us, include tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. We cannot assure you that liberalization policies will continue or that any other changes made by the Indian government will be favorable to our operations or business. Recent changes in the leadership of the Indian government, could result in the modification of India’s economic liberalization, deregulation and other policies and disrupt business and economic conditions in India generally and our business in particular. Any such actions could remove benefits currently received by us or impose additional taxes or other obligations on us and therefore negatively impact our business.
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
Immigration and work permit laws and regulations in the countries in which we have customers are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. For example, the U.S. Congress has been actively considering various proposals that would make extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers.

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
Our amended and restated certificate of incorporation and by-laws contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by our board of directors. These provisions include classified board provisions, provisions permitting the board of directors to fill vacancies created by its expansion, provisions permitting the removal of directors only for cause and with the vote of holders of two thirds of our common stock, provisions requiring the vote of holders of two thirds of our common stock for certain amendments to our organizational documents, provisions barring stockholders from calling a special meeting of stockholders or requiring one to be called or from taking action by written consent and provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15.0% or more of our outstanding voting stock, from merging or combining with us. These provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future which could reduce the market price of our stock.
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
Our stock has at times experienced substantial price volatility as a result of, among other reasons, variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, experiences extreme price and volume fluctuations that affect the market price of many companies, including technology companies, in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, this may have a materially adverse effect on the trading price of our common stock.
Risks Related to our Industry
Our industry is subject to rapid technological change, and we may not be successful in addressing these changes.
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
We are typically required to process, and sometimes collect and/or store sensitive data, including data regulated by the U.S. Health Insurance Portability and Accountability Act of 1996, as amended, of our clients’ end customers in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. As a result, we are subject to various data protection and privacy laws, including the GDPR, in the countries in which we operate, and the failure to comply could result in significant fines and penalties. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential.
Although we devote substantial resources to protect our information assets and our clients' confidential information, any network infrastructure are subject to be vulnerable to rapidly evolving cyber-attacks, and our user data and corporate systems and security measures may be breached due to the actions of outside parties (including cyber-attacks), employee error, malfeasance, a combination of these, or otherwise, allowing an unauthorized party to obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs (or a breach of a customer’s security that can be attributed to our fault or is perceived to be our fault), the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.
If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to significant liability to our clients or our clients’ customers for breaching contractual confidentiality and security provisions or privacy laws, as well as liability and penalties in connection with any violation of applicable privacy laws or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation.
If any person, including any of our employees, is able to penetrate our perimeter or internal network security, computing infrastructure or otherwise mismanages or misappropriates sensitive data, discloses or distributes any such data in an unauthorized manner, we could be subject to significant liability and lawsuits from our clients or their customers for breaching contractual confidentiality provisions or privacy laws, or investigations and penalties from regulators. Under some of our client contracts, we have agreed to pay for the costs of remediation or notice to end users or credit monitoring, as well as other costs.
Cyber-attacks penetrating the network security of our data centers or any unauthorized disclosure or access to confidential information and data of our clients or their end customers could also have a negative impact on our reputation and client confidence, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Our corporate headquarters are located in New York, New York. We have 26 operations centers in India, six operations centers in the Philippines and one operations center in each of Bulgaria, Colombia, the Czech Republic, Romania and South Africa with an aggregate area of approximately 1,850,000 square feet and a current installed capacity of approximately 27,700 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the U.S. and an operation center in the U.K.
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

ITEM 3.    Legal Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see Note 23 to our consolidated financial statements contained herein for details regarding our tax proceedings.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II.

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”

	Price Range
Calendar Period	High	Low
2017
First Quarter	$51.29	$44.25
Second Quarter	$56.66	$45.05
Third Quarter	$59.84	$52.50
Fourth Quarter	$63.35	$57.89
2016
First Quarter	$52.92	$40.80
Second Quarter	$52.91	$46.24
Third Quarter	$54.78	$47.52
Fourth Quarter	$51.38	$42.00
As of February 21, 2018, there were 24 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On December 30, 2014, the Company’s Board of Directors authorized a common stock repurchase program (the “2014 Repurchase Program”), under which shares were authorized to be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2015 through 2017 up to an annual amount of $20 million.
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
The Company has structured open market purchases under the 2014 Repurchase Program and 2017 Repurchase Program to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management.
Repurchased shares under these programs are recorded as treasury shares and are held until our Board of Directors designates that these shares be retired or used for other purposes.

The following table provides information regarding the purchase of equity securities by the Company during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Oct 1, 2017 through Oct 31, 2017	9,700	$58.82	9,700	$10,109,462
Nov 1, 2017 through Nov 30, 2017	79,165	$61.61	79,165	$5,232,369
Dec 1, 2017 through Dec 31, 2017 (1)	92,423	$61.36	88,272	$—
Total	181,288	$61.33	177,137

(1) Includes 4,151 shares of the Company’s common stock acquired by the Company at the price of $60.45 in connection with satisfaction of tax withholding obligations on vested restricted stock. Price paid per share for the restricted stock was the average of high and low price of common stock on the trading day prior to the vesting date of the restricted stock units.

During the year ended December 31, 2017, the Company purchased 761,154 shares of its common stock under the “2014 Repurchase Program” and “2017 Repurchase Program”, for an aggregate purchase price of approximately $40.19 million including commissions, representing an average purchase price per share of $52.80.

During the year ended December 31, 2017, the Company acquired 69,154 shares from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $3.27 million. The weighted average purchase price of $47.24 was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
Equity Compensation Plan Information
The following table provides information as of December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, please see Note 21 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	2,215,523	$18.03	1,509,976
Equity compensation plans not approved by security holders	—	—	—
Total	2,215,523	$18.03	1,509,976

*
This includes outstanding options and unvested Restricted Stock, Restricted Stock Units and Performance Restricted Stock Units. Refer to Note 21 to our consolidated financial statements for further details.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning December 31, 2012. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2012 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.

Comparison of Cumulative Total Return
250.00
200.00
150.00
100.00
50.00
-
31-Dec-12
28-Feb-13
30-Apr-13
30-Jun-13
31-Aug-13
31-Oct-13
31-Dec-13
28-Feb-14
30-Apr-14
30-Jun-14
31-Aug-14
31-Oct-14
31-Dec-14
28-Feb-15
30-Apr-15
30-Jun-15
31-Aug-15
31-Oct-15
31-Dec-15
29-Feb-16
30-Apr-16
30-Jun-16
31-Aug-16
31-Oct-16
31-Dec-16
28-Feb-17
30-Apr-17
30-Jun-17
31-Aug-17
31-Oct-17
31-Dec-17
EXL
Peer Group
NASDAQ Composite

This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act, or the Exchange Act.

ITEM 6.    Selected Financial Data
The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2015, 2014 and 2013 and for years ended December 31, 2014 and 2013 is derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2017, 2016 and 2015 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except share and per share data)
Consolidated Statements of Income Data:
Revenues, net	$762.3	$686.0	$628.5	$499.3	$478.5
Cost of revenues (excluding depreciation and amortization)	495.6	448.0	402.9	332.6	291.0
Gross profit	266.7	238.0	225.6	166.7	187.5
General and administrative expenses	102.6	88.6	77.3	65.4	58.8
Selling and marketing expenses	53.4	50.6	49.5	39.3	36.4
Depreciation and amortization expenses	38.5	34.6	31.5	28.0	24.9
Income from operations	72.2	64.2	67.3	34.0	67.4
Foreign exchange gain/(loss), net	2.8	5.6	2.8	—	(5.0)
Interest expense	(1.9)	(1.3)	(1.3)	(0.4)	(0.6)
Other income, net	11.9	15.4	7.0	4.0	3.2
Income before income taxes	85.0	83.9	75.8	37.6	65.0
Income tax expense	36.1	22.2	24.2	5.2	16.9
Net income	$48.9	$61.7	$51.6	$32.4	$48.1
Earnings per share:
Basic:	$1.44	$1.84	$1.55	$0.99	$1.47
Diluted:	$1.39	$1.79	$1.51	$0.96	$1.42
Weighted-average number of shares used in computing earnings per share:
Basic	33,897,916	33,566,367	33,298,104	32,804,606	32,750,178
Diluted	35,110,210	34,563,319	34,178,340	33,636,593	33,842,938

	As of December 31,
	2017	2016	2015	2014	2013
	(in millions)
Consolidated Statements of Balance Sheets Data:
Cash and cash equivalents	$86.8	$213.2	$205.3	$176.5	$148.1
Working capital (1)	308.6	254.6	232.1	207.0	169.6
Total assets	824.8	706.5	650.8	573.6	463.4
Borrowings	60.7	45.0	70.0	50.0	—
Other long term obligations (2)	30.1	15.1	17.9	13.4	21.2
ExlService Holdings, Inc. stockholders' equity	$599.8	$532.0	$465.6	$419.2	$366.2

(1)Working capital means total current assets less total current liabilities. Pursuant to ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, all deferred tax liabilities and assets have been classified as long-term in the consolidated balance sheets.
(2)Other long term obligations include unrecognized tax benefits, retirement benefits, capital leases obligation, deferred rent, unrealized losses on effective cash flow hedges, income taxes payable and other long term liabilities.

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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward looking statements. These factors include but are not limited to:
•our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients including in a timely manner;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	any changes in the senior management team;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	our ability to withstand the loss of a significant customer;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	changes in tax laws or decisions regarding repatriation of funds held abroad;

•	ability to service debt or obtain additional financing on favorable terms;

•	legal liability arising out of customer contracts;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	cyber security incidents, data breaches, or other unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.
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

Executive Overview
We are an operations management and analytics company that helps businesses enhance revenue growth and improve profitability. Using proprietary platforms, methodologies, and our full range of digital capabilities, we look deeper to help companies transform their businesses, functions and operations, to help them deliver better customer experience and business outcomes, while managing risk and compliance. We serve our customers in the insurance, healthcare, travel, transportation and logistics, banking and financial services and utilities industries, among others.
We operate in the business process management (“BPM”) industry and we provide operations management and analytics services. Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Six of those operating segments provide BPM or “operations management” services, which we organize into industry focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (finance and accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific digital transformational services related to operations management services, and our Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
We present information for the following reportable segments:

•	Insurance,

•	Healthcare,

•	Travel, Transportation and Logistics,

•	Finance and Accounting,

•	Analytics, and

•	All Other (consisting of our remaining operating segments including our banking and financial services, utilities and consulting operating segments).
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
Consistent with our growth strategy, on December 22, 2017, we acquired substantially all of the assets and assumed certain liabilities related thereto of Health Integrated, Inc. (“Health Integrated”).
The acquisition of Health Integrated is included in the Healthcare reportable segment. Health Integrated is a Florida-based care management company that provides end-to-end analytics- and behavioral IP-enabled care management services including case management, utilization management, disease management, special needs programs, and multi-chronic care management on behalf of health plans. Health Integrated serves millions of lives in the Medicaid, Medicare, and dual eligible populations.

Revenues
For the year ended December 31, 2017, we had revenues of $762.3 million compared to revenues of $686.0 million for the year ended December 31, 2016, an increase of $76.3 million or 11.1%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating approximately 82.2% and 14.3%, respectively, of our total revenues for the year ended December 31, 2017 and approximately 80.9% and 16.0%, respectively, of our revenues for the year ended December 31, 2016.
For the years ended December 31, 2017 and 2016, our total revenues from our top ten clients accounted for 38.6% and 40.1% of our total revenues, respectively. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.
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
Our operations management services typically involve the transfer to the Company business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage the operations for our client on an ongoing basis. As part of this transfer, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement.
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
Selling, General and Administrative Expenses ("SG&A")
Our general and administrative expenses are comprised of expenses relating to salaries and benefits (including stock based compensation) as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. General and administrative (“G&A”) expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting and other advisors), investment in product development, digital technology, advanced automation and robotics, bad debt allowance and non-cash amortization of stock compensation expenses related to our issuance of equity awards to members of our board of directors. We expect our G&A costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.
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
Foreign Exchange
We report our financial results in U.S. dollars. However, a significant portion of our total revenues are earned in U.K. pounds sterling (14.3% and 16.0%, respectively, for the years ended December 31, 2017 and 2016), while a significant portion of our expenses are incurred and paid in Indian rupees (29.6% and 33.6%, respectively, of our total costs for the years ended December 31, 2017 and 2016) and the Philippine peso (8.4% and 11.0%, of our total costs for the years ended December 31, 2017 and 2016). The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as the Indian rupee, the Philippine peso and the U.K. pound sterling appreciate or depreciate against the U.S. dollar. We early adopted ASU 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, we recorded the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges to cost of revenues and operating expenses, as applicable, in the consolidated statements of income. See Notes 2 and 15 to our consolidated financial statements and Item 7A -“Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk.”
Interest Expense
Interest expense consist of interest on our borrowings under the credit facility, capital lease obligation and notional interest segregated from purchase of property and equipment.
Other Income, net
Other income, net primarily consists of gain/(loss) on sale, and dividend income on our investments in mutual funds, money market accounts and interest on time deposits included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Other income, net also consists of change in fair value of earn-out consideration and interest on refunds received from income tax authorities in India on completion of tax assessments.
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
On December 22, 2017, the United States enacted the Tax Reform Act, which significantly impacted our effective tax rate for the year ended December 31, 2017. The Tax Reform Act makes broad and complex changes to the U.S. tax code including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018 and (2) implementing a modified territorial tax system that includes a one-time transition tax on the mandatory deemed repatriation of accumulated earnings and profits of foreign subsidiaries that is payable over eight years. We recognized a one-time income tax expense of $29.2 million during the three months and year ended December 31, 2017, comprised of a provisional deemed repatriation tax expense of $27.2 million and a provisional net deferred tax expense of $2.0 million. The one-time incremental income tax expense reflects certain assumptions based upon our interpretation of the Tax Reform Act and may change as we receive additional clarification and guidance and as the interpretation of the Tax Reform Act evolves over time. See “Results of Operations-Year Ended December 31, 2017 Compared to Year Ended December 31, 2016-Income Tax Expense” and see Note 20 to our consolidated financial statements.
Under the Indian Income Tax Act, 1961, our operations centers in India, from which we derive a significant portion of our revenues, benefited through March 31, 2011 from a ten-year holiday from Indian corporate income taxes in respect of their export profits under the Software Technology Parks of India (“STPI”) Scheme. In the absence of this tax holiday, income derived from our Indian operations is taxed up to the maximum tax rate generally applicable to Indian enterprises, which, as of December 31, 2017, was 34.61%.

During the last several years, we either established or acquired new centers that are eligible for tax benefits under the SEZ Act. The SEZ Act introduced a 15-year tax holiday scheme for operations established in designated special economic zones (“SEZs”). Under the SEZ Act, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ Act provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations. During the year company started operations from two new SEZ units, and Tax holiday for one of the unit expired in 2017, following the expiry of the tax exemption, SEZ unit is taxed at the prevailing annual tax rate, which as of December 31, 2017 was 34.61%. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future.
We also benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for two of our centers in 2014 and in 2016 and will expire over the next few years for other centers, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate, which as of December 31, 2017 was 5% of the gross income.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). A summary of our significant accounting policies is included in Note 2-“Summary of Significant Accounting Policies” to our consolidated financial statements. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain at the time an estimate is made. These policies include revenue recognition, accounts receivable, business combinations, goodwill, intangibles and long-lived assets, stock-based compensation, derivative instruments and hedging activity, income taxes and assets and obligations related to employee benefit plans. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecasted and estimates routinely require adjustment.
Revenue Recognition
We derive our revenues from operations management and analytics services. Revenues from operations management services are recognized primarily on a time-and-material-based, transaction-based, outcome-based, cost-plus and fixed-price basis; revenues from analytics services are recognized primarily on a time-and-material or fixed price basis. The services provided within our operations management and Analytics contracts generally contain one unit of accounting, except for the software and related services contracts involving implementation services and post contract maintenance services. In such multiple element arrangements, revenue is allocated to maintenance based on the price charged when that element is sold separately (vendor specific objective evidence or “VSOE”). Revenues are recognized when the four basic criteria are met; persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.
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
Revenue from Analytics services including modeling, targeting and designing of campaigns and mail marketing including email marketing and other digital solutions is typically recognized on delivery of such campaigns. In respect of arrangements involving subcontracting of part or whole of the assigned work, the Company evaluates revenue to be recognized under Accounting Standards Codification (“ASC”) 605-45 “Revenue recognition - Principal agent considerations”.
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
Accounts Receivable
We record accounts receivable net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of accounts receivable aging, prior collection experience, current market conditions, clients’ financial condition and the amount of receivables in dispute to estimate the collectability of these receivables.
Business Combinations
We account for all business combinations using the acquisition method of accounting as prescribed by ASC Topic 805, “Business Combinations”. The guidance requires the use of significant estimates and assumptions in allocation of the purchase price in determining the fair value of identifiable assets acquired and liabilities assumed, including intangible assets and contingent consideration and allocation of purchase price over such assets and liabilities on the acquisition date. The significant estimates and assumptions include, but are not limited to, the timing and amount of future revenue and cash flows based on, among other things, anticipated growth rates and customer attrition rates and the discount rate reflecting the risk inherent in future cash flows.
Goodwill, Intangible Assets and Long-lived Assets
Goodwill represents the cost of acquired businesses in excess of the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. All assets and liabilities of the acquired business including goodwill are assigned to reporting units. We test goodwill for impairment at least annually on October 1, or if indicators of impairment arise, such as the effects of obsolescence, demand, competition and other economic factors or on occurrence of an event or change in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When determining the fair value of our reporting units, we utilize various assumptions, including operating results, business plans and projections of future cash flows. Any adverse changes in key assumptions about our businesses and their prospects or an adverse change in market conditions may cause a change in the estimation of fair value and could result in an impairment charge.
We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such asset. The estimate of undiscounted cash flows and the fair value of assets require several assumptions and estimates like the weighted average cost of capital, discount rates, risk-free rates, market rate of return and risk premiums and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. See Note 2-“Summary of Significant Accounting Policies-Business Combinations, Goodwill and Other Intangible Assets” to our consolidated financial statements for more information about how we value our intangible assets.

Stock-based Compensation
Under the fair value recognition provisions of ASC topic 718, “Compensation-Stock Compensation” (“ASC No. 718”), cost is measured at the grant date, based on the fair value of the award and is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting periods.
Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised and the expected volatility of our stock.
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
The fair value of each PU is determined based on the market price of one share of our common stock on the date of grant. The grant date fair value for the MUs is determined using a Monte Carlo simulation model. The Monte Carlo simulation model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. The Monte Carlo simulation model also involves the use of additional key assumptions, including dividend yield and risk-free interest rate. We periodically assess the reasonableness of our assumptions and update our estimates as required. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially affected.

Derivative Instruments and Hedging Activities
In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchanges rates by entering into various foreign currency exchange forward contracts, with counterparties that are highly rated financial institutions.
We hedge forecasted transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. We early adopted ASU 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded in the consolidated statements of income along with the underlying hedged item in the same income statement line as either part of “Cost of revenue”, “General and administrative expenses”, “Selling and marketing expenses”, "Depreciation and Amortization”, as applicable.
Prior to January 1, 2017, the resultant foreign exchange gain/(loss) on settlement of cash flow hedges and changes in the fair value of cash flow hedges deemed ineffective have been recorded in “Foreign exchange gain, net” in the consolidated statements of income.
We also use derivative instruments consisting of foreign currency exchange contracts to economically hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. These derivatives do not qualify as fair value hedges. Changes in the fair value of these derivatives are recognized in the consolidated statement of income and are included in foreign exchange gain/(loss).
We determine the fair value of our derivatives based on market observable inputs including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 primarily represent foreign currency forward contracts. The quotes are taken primarily from independent sources, including highly rated financial institutions.
We evaluate hedge effectiveness of cash flow hedges at the time a contract is entered into as well as on an ongoing basis. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.
Income Taxes
We account for income tax using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized in respect of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating losses carried forward, if any. Deferred tax assets and liabilities are measured using the anticipated tax rates for the years in which such temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities during the period in which the new tax rate was enacted or the change in tax status was filed or approved. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. With respect to any entity that benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse following the expiration of the tax holiday.
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
We have not determined the extent, if any, to which we may repatriate funds held by our foreign subsidiaries in light of the current regulatory environment (including under the Tax Reform Act) and because our future growth depends in part upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Not all of our undistributed foreign earnings may be available for repatriation due to foreign legal restrictions that require minimum reserves to be maintained in those countries. However, in light of the Tax Reform Act, such earnings have been subject to U.S. federal tax as a result of the mandatory repatriation provision described in Note 20 to our consolidated financial statements contained herein. If we decide to repatriate such earnings, we may have to accrue further taxes associated with such earnings in accordance with local tax laws, rules and regulations in the relevant jurisdictions.
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
Contingencies
Loss contingencies are recorded as liabilities when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we do not record a liability, but instead disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Significant judgment is required in the determination of both probability and whether an exposure is reasonably estimable. Our judgments are subjective and based on the information available from the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess any potential liability related to any pending litigation and may revise our estimates. Such revisions in estimates of any potential liabilities could have a material impact on our results of operations, financial position and cash flows.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
	(dollars in millions)
Revenues, net	$762.3	$686.0	$628.5
Cost of revenues (exclusive of depreciation and amortization)	495.6	448.0	402.9
Gross profit	266.7	238.0	225.6
Operating expenses:
General and administrative expenses	102.6	88.6	77.3
Selling and marketing expenses	53.4	50.6	49.5
Depreciation and amortization	38.5	34.6	31.5
Total operating expenses	194.5	173.8	158.3
Income from operations	72.2	64.2	67.3
Foreign exchange gain, net	2.8	5.6	2.8
Interest expense	(1.9)	(1.3)	(1.3)
Other income, net	11.9	15.4	7.0
Income before income tax expense	85.0	83.9	75.8
Income tax expense	36.1	22.2	24.2
Net income	$48.9	$61.7	$51.6

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenues.

	Year ended December 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
Insurance	$234.8	$206.3	$28.5	13.8%
Healthcare	77.0	68.7	8.3	12.2%
Travel, Transportation and Logistics	71.0	69.4	1.6	2.3%
Finance and Accounting	86.5	79.4	7.1	9.0%
All Other	83.1	96.5	(13.4)	(13.9)%
Analytics	209.9	165.7	44.2	26.7%
Total revenues, net	$762.3	$686.0	$76.3	11.1%
Revenues for the year ended December 31, 2017 were $762.3 million up $76.3 million or 11.1% compared to the year ended December 31, 2016.
Revenue growth in Insurance of $28.5 million was driven by expansion of business from our new and existing clients of $26.9 million, including incremental $3.7 million from our Liss Systems Limited (“Liss”) acquisition in 2016. The remaining increase of $1.6 million was attributable to a net impact of appreciation of the South African Rand and Indian rupee against the U.S. dollar during the year ended December 31, 2017 compared to the year ended December 31, 2016. Insurance revenues were 30.8% and 30.1% of our total revenues in 2017 and 2016, respectively.
Revenue growth in Healthcare of $8.3 million was primarily driven by expansion of business from our new and existing clients. Healthcare revenues were 10.1% and 10.0% of our total revenues in 2017 and 2016, respectively.
Revenue growth in Travel, Transportation and Logistics ("TT&L") of $1.6 million was primarily driven by net volume increases from our new and existing clients of $2.5 million, partially offset by a $0.9 million impact due to depreciation of the Philippine Peso against the U.S. dollar during the year ended December 31, 2017 compared to the year ended December 31, 2016. TT&L revenues were 9.3% and 10.1% of our total revenues in 2017 and 2016, respectively.
Revenue growth in Finance and Accounting ("F&A") of $7.1 million was driven by net volume increases from our new and existing clients of $6.5 million. The remaining increase of $0.6 million was attributable to a net impact of appreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2017 compared to the year ended December 31, 2016. F&A revenues were 11.4% and 11.6% of our total revenues in 2017 and 2016, respectively.
Revenue decline in All Other of $13.4 million was driven primarily by lower revenue in our Consulting and Utilities operating segments, aggregating to $14.8 million, partially offset by higher revenue in our Banking and Financial Services operating segment of $0.6 million. This was partially offset by a net increase of $0.8 million due to the appreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2017 compared to the year ended December 31, 2016. All Other revenues were 10.9% and 14.1% of our total revenues in 2017 and 2016, respectively.
Revenue growth in Analytics of $44.2 million was driven by our recurring and project based engagements from our new and existing clients, including incremental $19.9 million from our IQR Consulting Inc. ("IQR") and Datasource Consulting, LLC ("Datasource") acquisitions in 2016. Analytics revenues were 27.5% and 24.2% of our total revenues in 2017 and 2016, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,			Percentage change	Year ended December 31,
	2017	2016	Change		2017	2016	Change
	(dollars in millions)
Insurance	$159.5	$146.2	$13.3	9.1%	32.1%	29.1%	3.0%
Healthcare	49.5	44.1	5.4	12.2%	35.7%	35.8%	(0.1)%
TT&L	41.4	42.0	(0.6)	(1.3)%	41.6%	39.5%	2.1%
F&A	51.5	48.3	3.2	6.5%	40.5%	39.2%	1.3%
All Other	56.7	61.1	(4.4)	(7.1)%	31.8%	36.7%	(4.9)%
Analytics	137.0	106.3	30.7	28.9%	34.7%	35.8%	(1.1)%
Total	$495.6	$448.0	$47.6	10.6%	35.0%	34.7%	0.3%
For the year ended December 31, 2017, cost of revenues was $495.6 million compared to $448.0 million for the year ended December 31, 2016, an increase of $47.6 million or 10.6%. Our gross margin for 2017 was 35.0% compared to 34.7% for 2016, an increase of 0.3% or 30 basis points (“bps”).
The increase in cost of revenues in Insurance of $13.3 million was primarily due to an increase in employee-related costs of $10.7 million on account of higher headcount and wage inflation, technology and infrastructure costs of $3.3 million. This was partially offset by a decrease in other operating costs of $0.2 million. There was a net decrease of $0.5 million due to foreign exchange gains and losses on settlement of cash flow hedges during the year ended December 31, 2017 compared to the year ended December 31, 2016. Gross margin in Insurance increased by 300 bps during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to higher revenues and margin expansion in existing clients.
The increase in cost of revenues in Healthcare of $5.4 million was primarily due to an increase in employee-related costs of $4.8 million on account of higher headcount and wage inflation, and technology and infrastructure costs of $1.1 million. This was partially offset by $0.7 million due to the depreciation of the Philippine peso against the U.S. dollar during the year ended December 31, 2017 compared to the year ended December 31, 2016. Gross margin in Healthcare during 2017 as compared to 2016 was relatively flat.
The decrease in cost of revenues in TT&L of $0.6 million was primarily due to foreign exchange gains and losses on settlement of cash flow hedges during the year ended December 31, 2017 compared to the year ended December 31, 2016. Gross margin in TT&L increased by 210 bps during 2017 as compared to 2016, primarily due to margin expansion in existing clients and lower operating costs.
The increase in cost of revenues in F&A of $3.2 million was primarily due to an increase in employee-related costs of $2.8 million on account of higher headcount and wage inflation, and technology and infrastructure costs of $1.4 million and travel costs of $0.2 million. This increase was partially offset by a net decrease of $1.2 million due to foreign exchange gains and losses on settlement of cash flow hedges during the year ended December 31, 2017 compared to the year ended December 31, 2016. Gross margin in F&A increased by 130 bps during 2017 compared to 2016, primarily due to increase in volumes in new clients.
The decline in cost of revenues in All Other of $4.4 million was primarily due to a decrease in employee-related costs of $2.8 million on account of lower headcount, partially offset by wage inflation. There was also a decrease in travel-related costs of $1.6 million. Gross margin in All Other decreased by 490 bps during 2017 compared to 2016, primarily due to lower revenues in our Consulting and Utilities operating segments.
The increase in cost of revenues in Analytics of $30.7 million was primarily due to an increase in employee-related costs of $28.4 million (including $15.8 million related to our IQR and Datasource acquisitions in 2016) on account of higher headcount and wage inflation, and an increase in technology costs and infrastructure costs of $2.7 million. The increase was partially offset by a net decrease of $0.5 million due to foreign exchange gains and losses on settlement of cash flow hedges during the year ended December 31, 2017 compared to the year ended December 31, 2016. Gross margin in Analytics decreased by 110 bps during 2017 compared to 2016, primarily due to higher operating costs and lower gross margin from our 2016 acquisitions.

Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
General and administrative expenses	$102.6	$88.6	$14.0	15.7%
Selling and marketing expenses	53.4	50.6	2.8	5.5%
Selling, general and administrative expenses	$156.0	$139.2	$16.8	12.0%
As a percentage of revenues	20.5%	20.3%

The increase in SG&A expenses of $16.8 million was primarily due to an increase in employee-related costs of $10.5 million (including $5.3 million of incremental employee-related costs related to our 2016 acquisitions) as a result of annual wage increments and an increase in our average headcount to support the increased business volumes. There was an increase of $2.7 million due to recognition of reserve for doubtful account receivables, increase in professional fees of $1.2 million related to our acquisitions and other strategic initiatives and increase in travel, infrastructure and other operating expenses of $2.4 million (including incremental operating expenses of $1.1 million related to our 2016 acquisitions). There was a net decrease of $0.1 million due to foreign exchange gains and losses on settlement of cash flow hedges during the year ended December 31, 2017 compared to year ended December 31, 2016.
Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
Depreciation expense	$24.5	$22.7	$1.8	8.0%
Intangible amortization expense	14.0	11.9	2.1	17.7%
Depreciation and amortization expense	$38.5	$34.6	$3.9	11.5%
As a percentage of revenues	5.1%	5.0%
Depreciation and amortization expense increased by $3.9 million, or 11.5%, from $34.6 million for the year ended December 31, 2016 to $38.5 million for the year ended December 31, 2017. The increase in intangible amortization expense of $2.1 million was primarily due to amortization of intangibles associated with our 2016 acquisitions. There was an increase in our depreciation expenses of $1.8 million, due to depreciation related to our new operating centers in India and the Philippines to support our business growth and depreciation expense associated with our 2016 acquisitions.

Income from Operations. Income from operations increased by $8.0 million, or 12.5%, from $64.2 million for the year ended December 31, 2016 to $72.2 million for the year ended December 31, 2017. As a percentage of revenues, income from operations increased from 9.4% for the year ended December 31, 2016 to 9.5% for the year ended December 31, 2017.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during 2017. The average exchange rate of the Indian rupee against the U.S. dollar decreased from 67.25 during the year ended 2016 to 64.93 during the year ended 2017. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 0.74 during 2016 to 0.77 during 2017. The average exchange rate of the Philippine peso against the U.S. dollar increased from 47.67 during the year ended 2016 to 50.38 during the year ended 2017.
We recorded a net foreign exchange gain of $2.8 million for the year ended December 31, 2017 compared to the foreign exchange gain of $5.6 million for the year ended December 31, 2016. The decrease of $2.8 million was primarily due to change in presentation of foreign exchange gains and losses upon settlement of cash flow hedges in the consolidated statements of income along with the underlying hedged item as either part of “Cost of revenue”, “General and administrative expenses”, “Selling and marketing expenses”, “Depreciation and amortization”, as applicable, for the fiscal year beginning January 1, 2017.

Other Income, net.

	Year ended December 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
Interest and dividend income	$1.6	$1.7	$(0.1)	(2.9)%
Gain on mutual fund investments	8.8	8.1	0.7	8.4%
Change in fair value of earn-out consideration	—	4.1	(4.1)	(100.0)%
Other, net	1.5	1.5	—	0.0%
Other income, net	$11.9	$15.4	$(3.5)	(23.0)%

Other income, net decreased by $3.5 million, from $15.4 million for the year ended December 31, 2016 to $11.9 million for the year ended December 31, 2017 primarily due to recognition of $4.1 million to income due to reversal of earn-out liability for the year ended December 31, 2016 related to our 2015 acquisition of RPM Direct LLC and RPM Data Solutions LLC (collectively, “RPM”). This decrease was partially offset by higher gain on sale of mutual fund investments of $0.7 million during the year ended December 31, 2017 compared to year ended December 31, 2016.
Income Tax Expense. The effective tax rate increased from 26.4% for the year ended December 31, 2016 to 42.5% for the year ended December 31, 2017. The increase was the result of (i) higher income tax expense of $29.2 million (comprised of a provisional deemed repatriation tax expense of $27.2 million and a provisional net deferred tax expense of $2.0 million) associated with the Tax Reform Act enacted in 2017, partially offset by (ii) excess tax benefit related to stock awards of $9.8 million pursuant to ASU No. 2016 - 09 during the year ended December 31, 2017; (iii) conclusion of uncertain tax positions of $4.1 million (including interest of $1.6 million); (iv) lower domestic profits; and (v) an increase in earnings and incentives in lower tax jurisdictions. See Note 20 to our consolidated financial statements.
Net Income. Net income decreased from $61.7 million for the year ended December 31, 2016 to $48.9 million for the year ended December 31, 2017, primarily due to lower other income and foreign exchange gain of $6.3 million and higher income tax expense of $14.0 million, partially offset by higher income from operations of $8.0 million. As a percentage of revenues, net income decreased from 9.0% for the year ended December 31, 2016 to 6.4% for the year ended December 31, 2017.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues.

	Year ended December 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
Insurance	$206.3	$199.9	$6.4	3.2%
Healthcare	68.7	55.2	13.5	24.4%
Travel, Transportation and Logistics	69.4	62.2	7.2	11.4%
Finance and Accounting	79.4	78.5	0.9	1.2%
All Other	96.5	110.5	(14.0)	(12.7)%
Analytics	165.7	122.2	43.5	35.7%
Total revenues, net	$686.0	$628.5	$57.5	9.1%
For the year ended December 31, 2016, revenues were $686.0 million compared to $628.5 million for the year ended December 31, 2015, representing an increase of $57.5 million or 9.1%.
Revenue growth in Insurance of $6.4 million was driven by net volume increases from our new and existing clients of $8.2 million (including $1.4 million related to the 2016 acquisition of Liss), partially offset by $1.8 million impact due to the depreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during 2016 compared to 2015. Insurance revenues were 30.1% and 31.8% of our total revenues in 2016 and 2015, respectively.
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

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,			Percentage change	Year ended December 31,
	2016	2015	Change		2016	2015	Change
	(dollars in millions)
Insurance	$146.2	$134.2	$12.0	8.9%	29.1%	32.9%	(3.8)%
Healthcare	44.1	37.2	6.9	18.5%	35.8%	32.6%	3.2%
TT&L	42.0	37.5	4.5	11.9%	39.5%	39.8%	(0.3)%
F&A	48.3	46.9	1.4	3.1%	39.2%	40.3%	(1.1)%
All Other	61.1	68.3	(7.2)	(10.6)%	36.7%	38.2%	(1.5)%
Analytics	106.3	78.8	27.5	34.9%	35.8%	35.5%	0.3%
Total	$448.0	$402.9	$45.1	11.2%	34.7%	35.9%	(1.2)%
For the year ended December 31, 2016, cost of revenues was $448.0 million compared to $402.9 million for the year ended December 31, 2015, an increase of $45.1 million or 11.2%. Our overall gross margin for 2016 was 34.7% compared to 35.9% for 2015, a decrease of 1.2% or 120 bps.
The increase in cost of revenues in Insurance of $12.0 million was primarily due to an increase in employee-related costs of $12.4 million (including $0.8 million related to the Liss acquisition) on account of higher headcount (approximately 8,000 as of December 31, 2016 compared to approximately 6,800 as of December 31, 2015) and wage inflation, technology and infrastructure costs of $1.7 million and travel related costs of $1.0 million. This was partially offset by $3.1 million due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during 2016 compared to 2015. Gross margin decreased by 380 bps during 2016 compared to 2015, primarily due to lower insurance survey revenues, incremental costs due to the integration of our acquisition of Overland Holdings, Inc. (the “Overland acquisition”) and migration costs associated with new client wins.
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
The increase in cost of revenues in F&A of $1.5 million was primarily due to an increase in employee-related costs of $1.6 million on account of higher headcount (approximately 3,700 as of December 31, 2016 compared to approximately 3,200 as of December 31, 2015) and wage inflation and travel related costs of $1.1 million. This increase was partially offset by $1.3 million due to the depreciation of the Indian rupee against the U.S. dollar during 2016 compared to 2015. Gross margin decreased by 110 bps during 2016 compared to 2015, primarily due to migration costs associated with our new client wins.
The decline in cost of revenues in All Other of $7.2 million was primarily due to decrease in employee-related costs of $2.6 million on account of lower headcount (approximately 3,700 as of December 31, 2016 compared to approximately 4,500 as of December 31, 2015) partially offset by a wage inflation. There was a decrease in travel related costs of $2.1 million and other operating expenses of $0.5 million due to lower revenues. The cost of revenues decreased by $2.0 million due to the depreciation of the Indian rupee, Philippines peso and the U.K. pound sterling against the U.S. dollar during 2016 compared to 2015. Gross margin decreased by 150 bps during 2016 compared to 2015, primarily due to lower revenues in our consulting operating segment.
The increase in cost of revenues in Analytics of $27.5 million was primarily due to an increase in employee-related costs of $20.5 million (including $4.9 million of incremental employee-related costs related to our 2015 and 2016 acquisitions) on account of higher headcount (approximately 2,500 as of December 31, 2016 compared to approximately 1,900 as of

December 31, 2015) and wage inflation. A further increase of $8.8 million was due to technology and infrastructure costs, travel related costs and other operating expenses (including $6.6 million of incremental other operating expenses related to our 2015 and 2016 acquisitions). The increase was partially offset by a decrease of $1.9 million due to the impact of depreciation of the Indian rupee, the U.K pound sterling and the Philippine peso against the U.S. dollar during 2016 compared to 2015. Gross margin during 2016 as compared to 2015 was relatively stable.
Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
General and administrative expenses	$88.6	$77.3	$11.3	14.7%
Selling and marketing expenses	50.6	49.5	1.1	2.2%
Selling, general and administrative expenses	$139.2	$126.8	$12.4	9.8%
As a percentage of revenues	20.3%	20.2%

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
Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
Depreciation and amortization expense	$22.7	$21.3	$1.4	6.9%
Intangible amortization expense	11.9	10.2	1.7	16.1%
Depreciation and amortization expense	$34.6	$31.5	$3.1	9.9%
As a percentage of revenues	5.0%	5.0%
Depreciation and amortization expense increased $3.1 million, or 9.9%, from $31.5 million for the year ended December 31, 2015 to $34.6 million for the year ended December 31, 2016. Intangible amortization expense increased by $ 1.7 million, primarily due to an incremental amortization expense associated with our acquisitions. The increase in depreciation expenses of $1.4 million was the result of $2.3 million increase, primarily associated with our new capital investments in India, South Africa and the Philippines to support the business growth. This increase was partially offset by a decrease of $0.9 million due to the impact of depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during 2016 compared to 2015.
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

Other Income, net

	Year ended December 31,			Percentage change
	2016	2015	Change
	(dollars in millions)
Interest and dividend income	$1.7	$2.9	$(1.2)	(42.4)%
Gain on mutual fund investments	8.1	3.9	4.2	107.3%
Change in fair value of earn out consideration	4.1	—	4.1	100.0%
Other, net	1.5	0.2	1.3	618.6%
Other income, net	$15.4	$7.0	$8.4	119.3%
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
Income Tax Expense. The effective tax rate decreased from 32.0% for the year ended December 31, 2015 to 26.4% for the year ended December 31, 2016. The decrease was the result of (i) higher income tax expense during the year ended December 31, 2015 due to an income tax expense which related to immaterial errors from prior years of approximately $2.5 million; (ii) lower domestic profits; and (iii) an increase in earnings and incentives in lower tax jurisdictions.
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
Liquidity and Capital Resources

	Year ended December 31,
	2017	2016
	(dollars in millions)
Opening cash and cash equivalents	$213.2	$205.3
Net cash provided by operating activities	113.1	100.3
Net cash used for investing activities	(222.7)	(54.7)
Net cash used for financing activities	(20.5)	(32.7)
Effect of exchange rate changes	3.7	(5.0)
Closing cash and cash equivalents	$86.8	$213.2
As of December 31, 2017 and 2016, we had $265.3 million and $226.6 million, respectively, in cash, cash equivalents and short-term investments (including $219.2 million and $170.1 million, respectively, held by our foreign subsidiaries). We have not determined the extent, if any, to which we may repatriate funds held by our foreign subsidiaries in light of the current regulatory environment (including under the Tax Reform Act) and because our future growth depends in part upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Not all of our undistributed foreign earnings may be available for repatriation due to foreign legal restrictions that require minimum reserves to be maintained in those countries. However, in light of the Tax Reform Act, such earnings have been subject to U.S. federal tax as a result of the mandatory repatriation provision. If we decide to repatriate such earnings, we may have to accrue further taxes associated with such earnings in accordance with local tax laws, rules and regulations in the relevant jurisdictions.
Operating Activities: Cash flows provided by operating activities increased by $12.8 million from $100.3 million for the year ended December 31, 2016 to $113.1 million for the year ended December 31, 2017. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

The increase in cash flows provided by operations for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to an increase in non-cash expenses of $25.8 million. The increase was partially offset by decrease in net income of $12.8 and an increase in working capital of $3.1 million during the year ended December 31, 2017 compared to an increase of $2.9 million during the year ended December 31, 2016. The increase in working capital was primarily due to an increase in accounts receivable, other assets, and a decrease in deferred revenue and accrued expenses and other current liabilities by $23.9 million, offset by decrease in restricted cash, prepaid expense and other current assets, and increase in account payable and advance income tax, net by $23.7 million.
Investing Activities: Cash flows used for investing activities increased from $54.7 million for the year ended December 31, 2016 to $222.7 million for the year ended December 31, 2017. The increase was primarily due to an increase in cash used for purchase of short term investments (net of redemption) of $161.2 million, cash used for purchase of property and equipment of $9.3 million and cash paid of $3.0 million for investment in equity affiliate during the year ended December 31, 2017 as compared to December 31, 2016. This increase was offset by a decrease in cash paid for business acquisition of $5.4 million ($23.3 million paid for our Health Integrated acquisition in 2017 and closing date working capital adjustment related to our Liss and Datasource acquisitions in 2016 compared to $28.7 million paid for Liss, IQR and Datasource acquisitions in 2016) during the year ended December 31, 2017 as compared to December 31, 2016.
Financing Activities: Cash flows used for financing activities were $20.5 million during the year ended December 31, 2017 compared to cash flows used for financing activities of $32.7 million during the year ended December 31, 2016. The decrease in cash flows used for financing activities was primarily due to net borrowings of $15.0 million under our New Credit Facility (as described below in “—Financing Arrangements”) during the year ended December 31, 2017 compared to repayment of borrowings of $25.0 million during the year ended December 31, 2016. This decrease was partially offset by higher purchases of treasury stock by $25.3 million under our share repurchase program during the year ended December 31, 2017 compared to the year ended December 31, 2016.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we expect to continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities and the purchase of telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $35.2 million of capital expenditures in the year ended December 31, 2017. We expect to incur capital expenditures of between $35.0 million to $40.0 million in 2018, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation & robotics and infrastructure.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (see Note 23 to our consolidated financial statements for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.
Financing Arrangements (Debt Facility)
On October 24, 2014, we entered into a Credit Agreement that provided for a $50.0 million revolving credit facility (“Credit Facility”). We had an option to increase the commitments under the Credit Facility by up to an additional $50.0 million which we exercised on February 23, 2015, via an amendment to the Credit Agreement under the same terms and conditions which were available in the Credit Agreement. The Credit Facility had a maturity date of October 24, 2019 and was voluntarily pre-payable from time to time without premium or penalty. On November 21, 2017, we prepaid all outstanding amounts, including accrued interest and fees, and terminated all commitments under, the Credit Agreement. The Credit Facility carried an effective interest rate of 2.81% per annum during the year ended December 31, 2017.
On November 21, 2017, we and each of our wholly owned material domestic subsidiaries entered into a Credit Agreement with Citibank, N.A., PNC Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the lenders party thereto from time to time, with Citibank, N.A. serving as administrative agent (the “New Credit Agreement”). The New Credit Agreement provides for a $200.0 million revolving credit facility (the “New Credit Facility”). The Company has an option to increase the commitments under the New Credit Agreement by up to $100.0 million, subject to certain approvals and conditions as set forth in the New Credit Agreement. The New Credit Agreement also includes a letter of credit sub-facility. The New Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the New Credit Agreement were used to refinance Credit Facility and may otherwise be used for working capital and general corporate purposes of the Company and its subsidiaries, including permitted acquisitions.
Depending on the type of borrowing, loans under the New Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0.00% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the New Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The New Credit Facility carried an effective interest rate of 2.65% per annum during the year ended December 31, 2017.
Obligations under the New Credit Agreement are guaranteed by our material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The New Credit Agreement contains customary affirmative and negative covenants including, but not limited to, restrictions on our ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the New Credit Agreement contains a covenant to not permit the interest coverage ratio (the ratio of EBITDA to cash interest expense) or the total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $50.0 million to EBITDA), for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. At December 31, 2017, we were in compliance with the financial covenants listed in the New Credit Agreement.
As of December 31, 2017, we had an outstanding debt of $60.0 million under the New Credit Agreement of which $10.0 million is expected to be repaid within the next twelve months and is included under "short-term borrowings" and the balance of $50.0 million is included under "long-term borrowings" in the consolidated balance sheets.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2017:

	Payment Due by Period
	Less than	1-3	3-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.3	$0.3	$0.1	$—	$0.7
Operating leases	11.7	14.1	3.9	0.8	30.5
Purchase obligations	9.3	0.2	—	—	9.5
Other obligations(a)	2.0	3.3	2.3	3.2	10.8
Fair value of earn-out consideration	0.9	—	—	—	0.9
Borrowings
Principal payments	10.3	20.4	30.0	—	60.7
Interest Payments(b)	1.7	2.6	1.5	—	5.8
Total contractual cash obligations(c)	$36.2	$40.9	$37.8	$4.0	$118.9

(a)	Represents estimated payments under the Gratuity Plan.

(b)	Interest on borrowings is calculated based on the effective interest rate on the outstanding borrowings as of December 31, 2017.

(c)	Excludes $0.9 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies” to our consolidated financial statements.

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
Components of Market Risk
Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars 82.2% in the year ended December 31, 2017) or U.K. pounds sterling 14.3% in the year ended December 31, 2017), a substantial portion of our expenses were incurred and paid in Indian rupees and Philippine peso 29.6% and 8.4% respectively, in the year ended December 31, 2017). We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Indian rupee, the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. The average exchange rate of the Indian rupee against the U.S. dollar decreased from 67.25 during the year ended December 31, 2016 to 64.93 during the year ended December 31, 2017, representing an appreciation of 3.5%. The average exchange rate of the Philippine peso against the U.S. dollar increased from 47.67 during the year ended December 31, 2016 to 50.38 during the year ended December 31, 2017, representing a depreciation of 5.7%. Based upon our level of operations during the year ended December 31, 2017 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our revenues by approximately $8.9 million and increased/decreased our expenses incurred and paid in Indian rupees by approximately $19.5 million in the year ended December 31, 2017, respectively. Similarly, a 10% appreciation/depreciation in the Philippine Peso against the U.S. dollar would have increased/decreased our revenues by approximately $1.5 million and increased/decreased our expenses incurred and paid in Philippine Peso by approximately $5.6 million in the year ended December 31, 2017, respectively.
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
  Cash flow hedges with notional amounts of $300.8 million and $218.5 million were outstanding as at December 31, 2017 and 2016, respectively, with maturity periods of one to forty five-months. The fair value of these cash flow hedges as of December 31, 2017 and 2016 was $17.5 million and $3.9 million, respectively and is included in Accumulated Other Comprehensive loss on our Consolidated Balance Sheets. During the year ended December 31, 2017 we recognized $8.0 million as a foreign exchange gain from the maturing cash flow hedges, which was largely offset by the foreign exchange loss on the related expenses of $7.9 million. The net impact on earnings for the year ended December 31, 2017 from the maturing cash flow hedges was insignificant, offset by an insignificant foreign currency impact on the related expenses.

We also enter into foreign currency forward contracts to economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC topic 815, “Derivatives and Hedging” (“ASC No. 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged. Forward exchange contracts with notional amounts of $98.5 million, GBP 17.9 million and EUR 0.8 million were outstanding at December 31, 2017 compared to $71.3 million and GBP 11.2 million outstanding at December 31, 2016. The fair values of these derivative instruments as of December 31, 2017 and 2016 were nil and $0.1 million, respectively and are included in the "foreign exchange gain/(loss)" in our Consolidated Statements of Income. At December 31, 2017, the outstanding derivative instruments had maturities of 31 days or less.
Interest Rate Risk. As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on November 21, 2017 we entered into the New Credit Agreement that provides for a $200.0 million revolving credit facility and a letter of credit sub-facility. We have an option to increase the commitments under the New Credit Facility by up to an additional $100.0 million. The New Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty.
Depending on the type of borrowing, loans under the New Credit Facility bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0.00% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the New Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.
We had cash, cash equivalents and short-term investments totaling $265.3 million and $226.6 million at December 31, 2017 and 2016, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated debt mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, working capital requirements and general corporate purposes. We do not enter into these investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce future investment income. A 50 basis point increase or decrease in short term rates may impact our net interest income for the year ended December 31, 2017 by approximately $0.7 million.
Credit Risk. As of December 31, 2017 and 2016, we have accounts receivable of $135.7 million and $113.1 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances historically have not been material. No single client owed more than 10% of accounts receivable balance as on December 31, 2017 and 2016.

ITEM 8.    Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at Item 15. "Exhibits and Financial Statement Schedules.”

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of December 31, 2017, were effective.
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

Our management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2017. See Ernst & Young LLP’s accompanying report on their audit of our internal controls over financial reporting.
In making its assessment of the changes in internal control over financial reporting as of December 31, 2017, our management excluded an evaluation of the disclosure controls and procedures of Health Integrated, Inc. substantially all of whose assets, and certain liabilities related thereto, were acquired by us on December 22, 2017. Health Integrated’s total and net assets were $31,331 thousands and $22,647 thousands, respectively as of December 31, 2017 and insignificant revenues for the year then ended.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our Board of Directors”, “Our Executive Officers” and “Corporate Governance — Committees — Audit Committee”, “— Committees — Nominating and Governance Committee” and “— Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year end of December 31, 2017.

ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis”, “— Compensation Committee Report”, “— Summary Compensation Table for Fiscal Year 2017”, “— Grants of Plan-Based Awards Table for Fiscal Year 2017”, “Outstanding Equity Awards at Fiscal 2017 Year-End”, “Option Exercises and Stock Vested During Fiscal Year 2017”, “— Pension Benefits for Fiscal Year 2017”, “— Potential Payments upon Termination or Change in Control at Fiscal 2017 Year-End”, “— Director Compensation for Fiscal Year 2017”, “— Risk and Compensation Policies” and “Corporate Governance —Compensation Committee Interlocks and Insider Participation”.

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
Financial statement schedules as of December 31, 2017 and 2016, have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

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

Date: February 27, 2018	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	February 27, 2018
Rohit Kapoor

/S/ GAREN K. STAGLIN	Chairman of the Board	February 27, 2018
Garen K. Staglin

/S/ VISHAL CHHIBBAR	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
Vishal Chhibbar

/S/ ANNE MINTO	Director	February 27, 2018
Anne Minto

/S/ CLYDE W. OSTLER	Director	February 27, 2018
Clyde W. Ostler

/S/ DAVID B. KELSO	Director	February 27, 2018
David B. Kelso

/S/ DEBORAH KERR	Director	February 27, 2018
Deborah Kerr

/S/ NITIN SAHNEY	Director	February 27, 2018
Nitin Sahney

/S/ SOM MITTAL	Director	February 27, 2018
Som Mittal

INDEX TO EXHIBITS
The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

2.1*
Securities Purchase Agreement dated as of February 23, 2015 by and among ExlService Holdings, Inc., ExlService.com LLC, RPM Direct LLC, RPM Data Solutions, LLC and the security holders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on May 1, 2015).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 25, 2006).

3.2	Fourth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on February 28, 2017).

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 25, 2006).

10.1+
Amended and Restated Employment and Non-Competition Agreement, dated as of September 19, 2017 between ExlService Holdings, Inc. and Rohit Kapoor, dated as of September 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 26, 2017).

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

10.6+
Employment Agreement, dated November 19, 2016, between ExlService Holdings, Inc. and Nagaraja Srivatsan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-330089) filed on March 15, 2017).

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

10.12+
Form of Non-Qualified Stock Option Agreement under the 2006 Omnibus India Subplan 1 (incorporated by reference to Exhibit 10.22 of Amendment 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed October 4, 2006).

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

10.30+
Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-157076) filed February 2, 2009).

10.31+
Form of Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on May 1, 2014).

10.32
Credit Agreement, dated as of October 24, 2014, among ExlService Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent and co-lead arranger, Citibank, N.A., as co-lead arranger, and the other Loan Parties and Lenders thereto (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 27, 2015).

10.33
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

10.34+
ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 25, 2015).

10.35+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 27, 2016).

10.36+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan “(incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on March 15, 2017).

10.37
Credit Agreement, dated as of November 21, 2017, among ExlService Holdings, Inc., the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent, Citibank, N.A. and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as syndication agent.

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

*Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted schedules.
**This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.
+    Indicates management contract or compensatory plan required to be filed as an Exhibit.

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ExlService Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

New York, New York
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ExlService Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited ExlService Holdings, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, ExlService Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Health Integrated Inc., which is included in the 2017 consolidated financial statements of the Company and constituted 3.8% each of total and net assets, as of December 31, 2017 and 0.1% of revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Health Integrated Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of ExlService Holdings, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/    Ernst & Young LLP
New York, New York
February 27, 2018

EXLSERVICE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$86,795	$213,155
Short-term investments	178,479	13,491
Restricted cash	3,674	3,846
Accounts receivable, net	135,705	113,067
Prepaid expenses	9,781	7,855
Advance income tax, net	8,801	6,242
Other current assets	29,582	21,168
Total current assets	452,817	378,824
Property and equipment, net	66,757	49,029
Restricted cash	3,808	3,393
Deferred taxes, net	8,585	14,799
Intangible assets, net	48,958	53,770
Goodwill	204,481	186,770
Other assets	36,369	19,943
Investment in equity affiliate	3,000	—
Total assets	$824,775	$706,528
Liabilities and Equity
Current liabilities:
Accounts payable	$5,918	$3,288
Current portion of long-term borrowings	10,318	10,000
Deferred revenue	10,716	16,615
Accrued employee cost	55,664	50,832
Accrued expenses and other current liabilities	61,366	43,264
Current portion of capital lease obligations	267	232
Total current liabilities	144,249	124,231
Long term borrowings	50,391	35,000
Capital lease obligations, less current portion	331	300
Income taxes payable	13,557	—
Non-current liabilities	16,202	14,819
Total liabilities	224,730	174,350
Commitments and contingencies (Note 23)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,790,751 shares issued and 33,888,733 shares outstanding as of December 31, 2017 and 35,699,819 shares issued and 33,628,109 shares outstanding as of December 31, 2016	37	36
Additional paid-in-capital	322,246	284,646
Retained earnings	427,064	382,722
Accumulated other comprehensive loss	(45,710)	(75,057)
Total including shares held in treasury	703,637	592,347
Less: 2,902,018 shares as of December 31, 2017 and 2,071,710 shares as of December 31, 2016, held in treasury, at cost	(103,816)	(60,362)
Stockholders' equity	$599,821	$531,985
Non-controlling interest	224	193
Total equity	$600,045	$532,178
Total liabilities and equity	$824,775	$706,528
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenues, net	$762,310	$685,988	$628,492
Cost of revenues (exclusive of depreciation and amortization)	495,586	447,956	402,917
Gross profit	266,724	238,032	225,575
Operating expenses:
General and administrative expenses	102,567	88,648	77,293
Selling and marketing expenses	53,383	50,582	49,474
Depreciation and amortization	38,549	34,580	31,465
Total operating expenses	194,499	173,810	158,232
Income from operations	72,225	64,222	67,343
Foreign exchange gain, net	2,839	5,597	2,744
Interest expense	(1,889)	(1,343)	(1,338)
Other income, net	11,859	15,408	7,027
Income before income tax expense	85,034	83,884	75,776
Income tax expense	36,146	22,151	24,211
Net income	$48,888	$61,733	$51,565
Earnings per share:
Basic	$1.44	$1.84	$1.55
Diluted	$1.39	$1.79	$1.51
Weighted-average number of shares used in computing earnings per share:
Basic	33,897,916	33,566,367	33,298,104
Diluted	35,110,210	34,563,319	34,178,340

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$48,888	$61,733	$51,565
Other comprehensive income:
Unrealized gain/(loss) on effective cash flow hedges, net of taxes $5,821, $1,734 and $109, respectively	13,981	3,395	23
Foreign currency translation adjustment	18,894	(9,236)	(12,510)
Retirement benefits, net of taxes $164, ($204) and $22, respectively	1,109	(439)	584
Reclassification adjustments
Realized loss/(gain) on cash flow hedges, net of taxes ($2,110), ($1,190) and ($49), respectively(1)	(4,789)	(1,479)	(71)
Retirement benefits, net of taxes $104, $63 and $53, respectively(2)	152	27	158
Total other comprehensive income/(loss)	$29,347	$(7,732)	$(11,816)
Total comprehensive income	$78,235	$54,001	$39,749

(1)
These are reclassified to net income and are included either in cost of revenue, operating expenses, foreign exchange gain, as applicable in the consolidated statements of income. See Note 15 to the consolidated financial statements.

(2)	These are reclassified to net income and are included in the computation of net periodic pension costs in the consolidated statements of income. See Note 18 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2015	34,203,352	$34	$233,173	$269,424	$(55,509)	(1,297,885)	$(27,964)	$—	$419,158
Stock issued on exercise/vesting of equity awards	577,849	1	3,374	—	—	—	—	—	3,375
Stock based compensation	—	—	16,047	—	—	—	—	—	16,047
Excess tax benefit from stock based compensation	—	—	1,458	—	—	—	—	—	1,458
Acquisition of treasury stock		—	—	—	—	(392,093)	(14,195)	—	(14,195)
Non-controlling interest	—	—	—	—	—	—	—	179	179
Other comprehensive income	—	—	—	—	(11,816)	—	—	—	(11,816)
Net income	—	—	—	51,565	—	—	—	—	51,565
Balance as of December 31, 2015	34,781,201	$35	$254,052	$320,989	$(67,325)	(1,689,978)	$(42,159)	$179	$465,771
Stock issued on exercise/vesting of equity awards	918,618	1	6,498	—	—	—	—	—	6,499
Stock based compensation	—	—	19,770	—	—	—	—	—	19,770
Excess tax benefit from stock based compensation	—	—	4,326	—	—	—	—	—	4,326
Acquisition of treasury stock	—	—	—	—	—	(381,732)	(18,203)	—	(18,203)
Non-controlling interest	—	—	—	—	—	—	—	14	14
Other comprehensive loss	—	—	—	—	(7,732)	—	—	—	(7,732)
Net income	—	—	—	61,733	—	—	—	—	61,733
Balance as of December 31, 2016	35,699,819	$36	$284,646	$382,722	$(75,057)	(2,071,710)	$(60,362)	$193	$532,178
Impact on adoption of ASU 2016-09 *	—	—	5,999	(4,546)	—	—	—	—	1,453
Balance as of January 1, 2017	35,699,819	36	290,645	378,176	(75,057)	(2,071,710)	(60,362)	193	533,631
Stock issued on exercise/vesting of equity awards	1,090,932	1	8,560	—	—	—	—	—	8,561
Stock based compensation	—	—	23,041	—	—	—	—	—	23,041
Acquisition of treasury stock	—	—	—	—	—	(830,308)	(43,454)	—	(43,454)
Non-controlling interest	—	—	—	—	—	—	—	31	31
Other comprehensive income	—	—	—	—	29,347	—	—	—	29,347
Net income	—	—	—	48,888	—	—	—	—	48,888
Balance as of December 31, 2017	36,790,751	$37	$322,246	$427,064	$(45,710)	(2,902,018)	$(103,816)	$224	$600,045

* Refer note 2(o) to consolidated financial statements for details.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$48,888	$61,733	$51,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,984	34,580	31,465
Stock-based compensation expense	23,041	19,770	16,047
Unrealized foreign exchange (gain)/loss	1,523	(1,001)	(3,798)
Deferred income tax (benefit)/expense	731	(3,384)	2,238
Excess tax benefit from stock-based compensation	—	(4,326)	(1,458)
Change in fair value of earn-out consideration	—	(4,060)	—
Allowance for doubtful accounts receivable	2,816	—	—
Others, net	252	(107)	(278)
Change in operating assets and liabilities (net of effect of acquisitions):
Restricted cash	(19)	(2,137)	(787)
Accounts receivable	(20,482)	(18,062)	(9,087)
Prepaid expenses and other current assets	218	(5,421)	(3,112)
Accounts payable	1,706	(2,628)	44
Deferred revenue	(6,625)	5,726	2,566
Accrued employee costs	6,391	5,304	8,528
Accrued expenses and other liabilities	6,903	9,080	(4,699)
Advance income tax, net	11,037	437	8,865
Other assets	(2,224)	4,754	(1,408)
Net cash provided by operating activities	113,140	100,258	96,691

Cash flows from investing activities:
Purchase of property and equipment	(35,154)	(25,850)	(25,585)
Investment in equity affiliate	(3,000)	—	—
Business acquisitions (net of cash acquired)	(23,300)	(28,666)	(44,270)
Purchase of investments	(402,721)	(182,471)	(129,050)
Proceeds from redemption of investments	241,439	182,320	125,365
Net cash used for investing activities	(222,736)	(54,667)	(73,540)

Cash flows from financing activities:
Principal payments on capital lease obligations	(174)	(348)	(720)
Proceeds from borrowings	60,574	—	30,000
Repayments of borrowings	(45,192)	(25,000)	(10,000)
Proceeds from non-controlling interest	—	—	176
Payment of debt issuance costs	(790)	—	(74)
Acquisition of treasury stock	(43,454)	(18,203)	(14,195)
Proceeds from exercise of stock options	8,561	6,499	3,375
Excess tax benefit from stock-based compensation	—	4,326	1,458
Net cash (used for)/provided by financing activities	(20,475)	(32,726)	10,020
Effect of exchange rate changes on cash and cash equivalents	3,711	(5,033)	(4,347)
Net increase/(decrease) in cash and cash equivalents	(126,360)	7,832	28,824
Cash and cash equivalents, beginning of year	213,155	205,323	176,499
Cash and cash equivalents, end of year	$86,795	$213,155	$205,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,122	$1,178	$1,188
Cash paid for taxes, net of refund	$19,128	$15,667	$11,505
Assets acquired under capital lease	$301	$334	$215
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(In thousands, except share and per share amounts)
1. Nature of operation and organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries (collectively, the “Company”), operates in Business Process Management ("BPM") industry providing operations management services and analytics services that helps businesses enhance revenue growth and improve profitability. Using its proprietary platforms, methodologies and tools, the Company looks deeper to help companies improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. The Company’s clients are located principally in the U.S. and the U.K.
2. Summary of Significant Accounting Policies

(a)	Basis of Preparation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of ExlService Holdings and all of its subsidiaries and includes the Company's share in the results of its associates.
Accounting policies of the respective individual subsidiary and associate are aligned wherever necessary, so as to ensure consistency with the accounting policies that are adopted by the Company under US GAAP.

The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intragroup balances and transactions, and income and expenses arising from intra-group transactions, are eliminated while preparing the said financial statements. The un-realized gains resulting from intra-group transactions are also eliminated. Similarly, the un-realized losses are eliminated, unless the transaction provides evidence as to impairment of the asset transferred.

The Company’s investments in equity affiliate are initially recorded at cost and any excess cost over proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill. The proportionate share of net income or loss of the investee is recognized in the consolidated statements of income.

Non-controlling interest is the equity in a subsidiary not attributable, directly or indirectly, to the parent and it represents the minority partner’s interest in the operation of ExlService Colombia S.A.S. Non-controlling interest consists of the amount of such interest at the date of obtaining control over the subsidiary, and the non-controlling interest's share of changes in equity since that date. The non-controlling interest in the operations for the years ended December 31, 2017, 2016 and 2015 was insignificant and are included under general and administrative expenses in the consolidated statements of income.

(b)	Use of Estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the related amount of revenue and expenses during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful account receivables, recoverability of service tax receivables, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, depreciation and amortization periods, purchase price allocation, recoverability of long-term assets including goodwill and intangibles, and estimates to complete fixed price contracts.
In accordance with its policy, the Company reviews the estimated useful lives of its property and equipment on an ongoing basis.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

(c)	Foreign Currency Translation
The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates except for the entities in Mauritius which use the U.S. dollar as its functional currency. Transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into functional currency at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are remeasured to the functional currency of the subsidiary at historical exchange rates. All transaction foreign exchange gains and losses are recorded in the accompanying consolidated statements of income.
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
The Company derives its revenues from operations management and analytics services. Revenues from operations management services are recognized primarily on a time-and-material based, transaction-based, outcome-based, cost-plus and fixed-price basis; revenues from analytics services are recognized primarily on a time-and-material and fixed price basis. The services provided by the Company under its contracts with the customer generally contain one unit of accounting except for the software and related services contracts involving implementation services and post contract maintenance services. In such multiple element arrangements, revenue is allocated to maintenance based on the price charged when that element is sold separately (vendor specific objective evidence or “VSOE”). Revenues are recognized when the four basic criteria are met; persuasive evidence of an arrangement exists, the sales price is fixed or determinable, services have been performed and collection of amounts billed is reasonably assured.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

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
The Company defers the revenues and related cost of revenue while a process is under migration and recognizes such revenues and costs ratably over the period during which the related services are expected to be performed. The deferred costs are limited to the amounts of the deferred revenues. Deferred revenue also includes the amount for which the services have been rendered but the other conditions of revenue recognition are not met, for example where the Company does not have the persuasive evidence of the arrangements.
Reimbursements of out-of-pocket expenses received from clients are included as part of revenues. Reimbursements of out-of-pocket expenses included in revenues were $17,982, $21,812 and $18,848 for the years ended December 31, 2017, 2016 and 2015, respectively.

(e)	Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Pursuant to the Company’s investment policy, surplus funds are invested in highly-rated debt mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds.
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks for equipment imports and for demands against pending income tax assessments (see Note 23 for details). These deposits with banks have maturity dates before and after December 31, 2018. Restricted cash also includes client funds held in dedicated bank accounts.

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
Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of the accounts receivable aging and prior collection experience, current market conditions, clients’ financial condition and the amount of receivables in dispute to ascertain the ultimate collectability of these receivables. As of December 31, 2017 and 2016, the Company had $2,923 and $241 of allowance for doubtful accounts, respectively.
Accounts receivable include unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts. As of December 31, 2017 and 2016, the Company had $49,125 and $34,785 of unbilled accounts receivable, respectively.

(h)	Property and equipment
Property and equipment are stated at cost less accumulated depreciation and impairment. Equipment held under capital leases are capitalized at the commencement of the lease at the lower of present value of minimum lease payments at the inception of the

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

leases or its fair value. Advances paid towards acquisition of property and equipment and the cost of property and equipment not yet placed in service before the end of the reporting period are classified as capital work in progress.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization on equipment held under capital leases and leasehold improvements are computed using the straight-line method over the shorter of the assets’ estimated useful lives or the lease term.

(in years)
Assets:
Network equipment and computers	3-5 years
Software	3-5 years
Leasehold improvements	3-8 years
Office furniture and equipment	3-8 years
Motor vehicles	2-5 years
Buildings	30 years

(i)	Software Development Costs
Costs incurred for developing software or enhancements to the existing software products to be sold and/or used for internal use are capitalized once preliminary project stage is complete and technological feasibility, as defined in ASC 985 and ASC 350, has been established, i.e., it is probable that the software will be used as intended. Technological feasibility is established upon completion of a detailed design program or, in its absence, completion of a working model. Costs that qualify as software development costs include (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project, and (iii) interest costs (if any) incurred while developing the computer software. The capitalized costs are amortized on a straight-line basis over the estimated useful life. Costs associated with preliminary project stage activities, training, maintenance and all post-implementation stage activities are expensed as incurred.

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
The first step involves a comparison of the fair value of a reporting unit with its carrying value. The fair value of the reporting unit is measured by discounting estimated future cash flows. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Goodwill of a reporting unit is tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

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
The Company’s definite lived intangible assets are amortized over their estimated useful lives as listed below using a straight-line method:

Customer relationships	3-15 years
Leasehold benefits	3-8 years
Developed technology	5-10 years
Non-compete agreements	1-5 years
Trade names and trademarks	3-10 years

(k)	Investment in equity affiliate

Investments in equity affiliate are initially recorded at cost and any excess cost over proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill. The proportionate share of net income or loss of the investee is recognized in the consolidated statements of income. The Company periodically reviews the carrying value of its investment to determine if there has been any other than temporary decline in carrying value. The investment balance is increased or decreased for cash contribution and distributions to or from, respectively, these investee.

(l)	Impairment of long-lived assets
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

(m)	Derivative Financial Instruments
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
The Company hedges forecasted transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded in the consolidated statements of income along with the underlying hedged item in the same income statement line as either part of “Cost of revenue”, “General and administrative expenses”, “Selling and marketing expenses”, “Depreciation and amortization”, as applicable.
Prior to January 1, 2017, the resultant foreign exchange gain/(loss) on settlement of cash flow hedges and changes in the fair value of cash flow hedges deemed ineffective have been recorded in “Foreign exchange gain, net” in the consolidated statements of income.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
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

(n)	Employee Benefits
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

(o)	Stock-Based Compensation
The Company recognizes stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. The Company recognizes these compensation costs over the requisite service period of the award. Forfeitures are accounted when the actual forfeitures occur.
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
The fair value of each PU was determined based on the market price of one common share of the Company on the date of grant, and the associated compensation expense was calculated on the basis that performance targets to receive 100% of the PUs is probable of being achieved. The compensation expense for the PUs is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PUs as of December 31, 2017 was based on the Company's assessment that the performance criteria for these grants would be met at the 100% performance target level during the respective years of vesting.
The grant date fair value for the MUs was determined using a Monte Carlo simulation model and the related compensation expense is expensed on a straight-line basis over the vesting period. All compensation expense related to the MUs will be recognized if the requisite performance period is fulfilled, even if the market condition is not achieved.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the Statement of Cash Flows. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this ASU effective January 1, 2017. The following summarizes the effects of the adoption on the Company's consolidated financial statements:
Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for the year ended December 31, 2017 in the amount of $9,797 related to excess tax benefits. No adjustment is recorded for any windfall benefits previously recorded in Additional Paid-In Capital.

Forfeitures - Prior to adoption, stock-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for stock-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company will no longer apply a forfeiture rate and instead will account for forfeitures as they occur. The Company has applied the modified retrospective adoption approach as of January 1, 2017 and has recognized a cumulative-effect adjustment to reduce additional paid-in-capital of $5,999 and retained earnings of $4,546 (net of deferred tax effect of $1,453).

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

(p)	Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. The deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statement of income in the period in which the change is identified. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company establishes provisions for uncertain tax provisions and related interest and penalties when the Company believes those tax positions are not more likely than not of being sustained, if challenged.

(q)	Financial Instruments and Concentration of Credit Risk
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

(r)	Lease Obligations

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

(s)	Government Grants
Government grants related to income are recognized as a reduction of expenses in the consolidated statement of income when there is a reasonable assurance that the entity will comply with the conditions attached to the grant and that the grants will be received.

(t)	Earnings per share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards except where the results would be anti-dilutive.

(u)	Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

(v)	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers” (Topic 606). This standard replaces existing revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. The ASU also includes guidance regarding the accounting for contract acquisition costs, including sales commissions. The Company will adopt the new standard as of January 1, 2018 using the modified retrospective transition method, applied to those contracts which were not completed as of that date. Upon adoption, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted.
During the year the Company has worked to assess all potential impacts of the new standard and prepare for adoption. As part of this process, the Company closely monitored FASB activity and other relevant information on specific interpretative issues. During the adoption process, findings and progress of the project were regularly reported to senior management and the Audit Committee. We expect that adoption of Topic 606 will not have a material impact to our consolidated financial statements, including the presentation of revenues in our consolidated statements of income.
The key area impacted upon adoption of the new standard relates to the accounting for commissions costs. Specifically, under the new standard a portion of sales commissions cost will be recorded as an asset and recognized as an operating expense over the time period that the Company expects to recover the costs. Currently, the Company expenses sales commission costs as incurred.
Additionally, some contracts contain provisions with regard to “service levels” to be achieved by the Company, failing which or exceeding which the Company is liable to make payments to the customer or receive performance bonuses from the customers. Such service level payment or bonuses need to be estimated at contract inception and accounted for in revenue. Based on an evaluation of the service levels penalties for past periods, the Company believes that the impact of this clause will not be significant.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

We have identified changes to the Company systems processes and internal control to meet the standard reporting and disclosure requirement.
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
In November 2016, FASB issued ASU No. 2016-18, Statement of cash flows - Restricted cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this update require that a statement of cash flows should explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted with an adjustment reflected as of the beginning of the fiscal year in which the amendment is adoption. The Company does not expect the adoption of this ASU to have a material effect on the presentation of its statement of cash flows.

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

In March, 2017, FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The ASU amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The update also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

would be required to apply modification accounting. Modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company will adopt this guidance for modification that occur after January 1, 2018.

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in their financial statements. This includes simplifying how hedge results are presented and disclosed both on the face of the financial statements and in the footnotes, and provides relief around the documentation and assessment requirements. The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption being permitted. The Company has early adopted the guidance beginning January 1, 2017. The amendments of this ASU have an impact on the way the Company has been presenting the impact of hedge ineffectiveness and the settlement gain or loss for cash flow hedges in the prior years. The amended presentation have been applied prospectively from the date of adoption, whereby the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. Such amount, upon settlement of cash flow hedges, are presented to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. See Note 15 to consolidated financial statements for details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

3. Segment & Geographical Information
The Company operates in the BPM industry and is a provider of operations management and analytics services. The Company has eight operating segments which are strategic business units that align its products and services with how it manages its business, approaches its key markets and interacts with its clients. Six of those operating segments provide BPM or “operations management” services, which the company organizes into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments, the Company provides operations management services, which typically involve transfer to the Company of business operations of a client, after which it administers and manages those operations for its client on an ongoing basis. The remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and the Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
The Company presents information for the following reportable segments:

•	Insurance

•	Healthcare

•	Travel, Transportation and Logistics (“TT&L”)

•	Finance and Accounting (“F&A”),

•	Analytics, and

•	All Other (consisting of the Company's remaining operating segments which includes the Banking and Financial services, Utilities and Consulting operating segments).

For the year ended December 31, 2015, the Company previously reported and presented two reportable segments: Operations Management (which included Insurance, Healthcare, Travel, Transportation and Logistics, Finance and Accounting, Banking and Financial services, Utilities and Consulting operating segments) and Analytics.
Segment information for all prior period presented herein has been changed to conform to the current presentation. This change in segment presentation does not affect the Company's consolidated statements of income and comprehensive income, balance sheets or statements of cash flows.
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
The Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded along with the underlying hedged item in the same income statement line as either part of “Cost of revenue”, “General and administrative expenses”, “Selling and marketing expenses”, "Depreciation and Amortization”, as applicable.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the years ended December 31, 2017, 2016 and 2015, for each of the reportable segments, are as follows:

	Year ended December 31, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$234,794	$77,013	$70,951	$86,527	$83,082	$209,943	$762,310
Cost of revenues (exclusive of depreciation and amortization)	159,529	49,483	41,409	51,445	56,697	137,023	495,586
Gross profit	$75,265	$27,530	$29,542	$35,082	$26,385	$72,920	$266,724
Operating expenses							194,499
Foreign exchange gain, interest expense and other income, net							12,809
Income tax expense							36,146
Net income							$48,888

	Year ended December 31, 2016
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$206,327	$68,656	$69,366	$79,416	$96,489	$165,734	$685,988
Cost of revenues (exclusive of depreciation and amortization)	146,203	44,098	41,962	48,302	61,050	106,341	447,956
Gross profit	$60,124	$24,558	$27,404	$31,114	$35,439	$59,393	$238,032
Operating expenses							173,810
Foreign exchange gain, interest expense and other income, net							19,662
Income tax expense							22,151
Net income							$61,733

	Year ended December 31, 2015
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$199,878	$55,209	$62,264	$78,504	$110,486	$122,151	$628,492
Cost of revenues (exclusive of depreciation and amortization)	134,196	37,224	37,506	46,846	68,307	78,838	402,917
Gross profit	$65,682	$17,985	$24,758	$31,658	$42,179	$43,313	$225,575
Operating expenses							158,232
Foreign exchange gain, interest expense and other income, net							8,433
Income tax expense							24,211
Net income							$51,565

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Net revenues of the Company by service type, were as follows:

	Year ended December 31,
	2017	2016	2015
BPM and related services (1)	$552,367	$520,254	$506,341
Analytics services	209,943	165,734	122,151
Total	$762,310	$685,988	$628,492

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and the consulting operating segment, which provides services related to operations management services.

The Company attributes the revenues to regions based upon the location of its customers.

	Year ended December 31,
	2017	2016	2015
Revenues, net
United States	$626,336	$554,945	$496,418
Non-United States
United Kingdom	108,640	109,905	108,868
Rest of World	27,334	21,138	23,206
Total Non-United States	135,974	131,043	132,074
	$762,310	$685,988	$628,492

Property and equipment, net by geographic area, are as follows:

	As of
	December 31, 2017	December 31, 2016
Property and equipment, net
India	$39,143	$23,362
United States	16,371	10,809
Philippines	8,217	11,900
Rest of World	3,026	2,958
	$66,757	$49,029

For a discussion of risks attendant to foreign operations, see “Item 1A. Risk Factors - Risks Related to the International Nature of Our Business”.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

4. Quarterly Financial Data (Unaudited)
Summarized quarterly results for the years ended December 31, 2017 and 2016 are as follows:

	Three months ended 2017				Year ended
	March 31	June 30	September 30	December 31	December 31, 2017

Revenues, net	$183,033	$189,057	$192,345	$197,875	$762,310
Gross profit**	$63,851	$65,211	$69,156	$68,506	$266,724
Net income/(loss)	$16,788	$20,378	$21,077	$(9,355)	$48,888
Earnings/(loss) per share:
Basic*	$0.50	$0.60	$0.62	$(0.27)	$1.44
Diluted*	$0.48	$0.58	$0.60	$(0.27)	$1.39
Weighted-average number of shares used in computing earnings per share:
Basic*	33,845,560	33,819,320	33,838,374	34,086,711	33,897,916
Diluted*	35,108,882	34,993,226	35,043,987	34,086,711	35,110,210

Stock compensation expense	$5,956	$5,107	$5,708	$6,270	$23,041
Amortization of intangibles	$3,498	$3,507	$3,487	$3,483	$13,975
	Three months ended 2016				Year ended
	March 31	June 30	September 30	December 31	December 31, 2016

Revenues, net	$167,036	$170,478	$171,200	$177,274	$685,988
Gross profit**	$58,657	$58,452	$59,433	$61,490	$238,032
Net income	$13,820	$16,375	$16,050	$15,488	$61,733
Earnings per share:
Basic*	$0.41	$0.49	$0.48	$0.46	$1.84
Diluted*	$0.40	$0.47	$0.46	$0.45	$1.79
Weighted-average number of shares used in computing earnings per share:
Basic*	33,380,028	33,621,444	33,624,401	33,638,170	33,566,367
Diluted*	34,351,657	34,510,400	34,675,485	34,714,308	34,563,319

Stock compensation expense	$5,809	$4,450	$4,484	$5,027	$19,770
Amortization of intangibles	$2,715	$2,718	$2,848	$3,592	$11,873
* Total of quarterly basic and diluted earnings per share and weighted average number of shares used in computing earnings per share will not be equal to year end basic and diluted earnings per share and weighted average number of shares used in computing earnings per share, respectively. For the quarter ended December 31, 2017, 1,206,335 weighted average common shares were considered anti-dilutive and not included in computing diluted earnings per share.

**During the quarter ended December 31, 2017, the Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption effective January 1, 2017, the Company recorded settlement gain/(loss) on cash flow hedges in cost of revenues and operating expenses, as applicable, in the consolidated statements of income for each of the quarters of 2017. See Note 15 for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
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
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2017	2016	2015
Numerators:
Net income	$48,888	$61,733	$51,565
Denominators:
Basic weighted average common shares outstanding	33,897,916	33,566,367	33,298,104
Dilutive effect of stock based awards	1,212,294	996,952	880,236
Diluted weighted average common shares outstanding	35,110,210	34,563,319	34,178,340
Earnings per share:
Basic	$1.44	$1.84	$1.55
Diluted	$1.39	$1.79	$1.51
Weighted average common shares considered anti-dilutive and not included in computing diluted earnings per share	151,961	92,538	73,896

6. Other Income, net
Other Income, net consists of the following:

	Year ended December 31,
	2017	2016	2015
Interest and dividend income	$1,625	$1,673	$2,904
Gain on mutual fund investments	8,766	8,087	3,902
Change in fair value of earn-out consideration	—	4,060	—
Other, net	1,468	1,588	221
Other income, net	$11,859	$15,408	$7,027

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

7. Property and Equipment
Property and equipment consist of the following:

		As of
	Estimated useful lives (Years)	December 31, 2017	December 31, 2016
Owned Assets:
Network equipment and computers	3-5	$77,587	$65,381
Software	3-5	59,325	44,617
Leasehold improvements	3-8	38,857	31,192
Office furniture and equipment	3-8	19,667	15,426
Motor vehicles	2-5	638	580
Buildings	30	1,245	1,171
Land	-	815	766
Capital work in progress	-	9,184	4,964
		207,318	164,097
Less: Accumulated depreciation and amortization		(141,059)	(115,568)
		$66,259	$48,529
Assets under capital leases:
Leasehold improvements		$941	$854
Office furniture and equipment		167	133
Motor vehicles		710	810
		1,818	1,797
Less: Accumulated depreciation		(1,320)	(1,297)
		$498	$500
Property and Equipment, net		$66,757	$49,029
Capital work in progress represents advances paid towards acquisition of property and equipment and cost of property and equipment and internally generated software costs not yet ready to be placed in service.
The depreciation and amortization expense excluding amortization of acquisition-related intangibles recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2017	2016	2015
Depreciation and amortization expense	$24,574	$22,707	$21,239
Effective January 1, 2017, the depreciation and amortization expenses set forth above includes the effect of the foreign exchange gain/(loss) upon settlement of cash flow hedges, amounting to $435 for the year ended December 31, 2017 (see Note 15 to the consolidated financial statements for further details).

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Internally developed software costs, included under Software, was as follows:

	As of
	December 31, 2017	December 31, 2016
Cost	$2,571	$2,242
Less : Accumulated amortization	976	336
	$1,595	$1,906
During the year ended December 31, 2017, there were no changes in estimated useful lives of property and equipment.

8. Business Combinations, Goodwill and Intangible Assets

Health Integrated, Inc.

On December 22, 2017, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement to acquire substantially all the assets and assumed certain liabilities of Health Integrated, Inc. (“Health Integrated”), a company based in Tampa, Florida. The initial purchase consideration consisted of $22,577 in cash including working capital adjustment. The purchase agreement allows sellers the ability to earn up to $5,000 as earn-out, based on the achievement of certain performance goals by Health Integrated during the 2018 calendar year. The earn-out has an estimated fair value of $920.

A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Asset Purchase Agreement.

Health Integrated is a Florida-based care management company that provides end-to-end analytics- and behavioral IP-enabled care management services including case management, utilization management, disease management, special needs programs, and multichronic care management on behalf of health plans. Health Integrated serves millions of lives in the Medicaid, Medicare, and dual eligible populations. It is known for its strong capabilities in improving member health status through behavioral change. Accordingly, the Company paid a premium for the acquisition, which is reflected in the goodwill recognized from the purchase price allocation. The acquisition of Health Integrated is included in the Healthcare reportable segment.

The Company has preliminary allocated the purchase price to the net tangible and intangible assets based on their fair values as set forth below:

Amount
(In thousands)
Tangible Assets	$5,945
Liabilities	(7,193)
Identifiable Intangible Assets:
Customer relationships	6,760
Developed technology	1,510
Trade names and trademarks	570
Goodwill	15,957
Total purchase price	$23,549

The amount of goodwill recognized from the Health Integrated acquisition is deductible for tax purposes.

The customer relationships from the Health Integrated acquisition are being amortized over the weighted average useful life of 7.0 years and developed technology and trademarks are being amortized over the useful life of 1.0 year and 2.0 years, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Under ASC topic 805, "Business Combination", the preliminary allocation of the purchase price to the tangible and intangible assets and liabilities acquired may change for a period of up to one year from the date of the acquisition. The Company's purchase accounting for Health Integrated as of December 31, 2017 was incomplete and the Company expects to complete the working capital adjustment and valuation of the tangible assets, intangible assets and liabilities assumed as of the acquisition date during the first quarter of 2018. Accordingly, the Company may adjust the amounts recorded as of December 31, 2017 to reflect the final valuations of assets acquired or liabilities assumed.

During the year ended December 31, 2017, the Company recognized $795 as acquisition related costs. Such amounts are included in general and administrative expenses in the consolidated statements of income. The Company’s results of operations for the year ended December 31, 2017 includes insignificant amount of revenues and net income from its Health Integrated acquisition from December 22, 2017 through December 31, 2017.

Subsequent to December 31, 2017, the Company also issued 4,444 shares of restricted stock units with an aggregate fair value of $275 to certain key employees of Health Integrated, each of whom accepted employment positions with the Company upon consummation of the combination. The restricted stock units vest proportionally over four years and the fair value of these grants will be recognized as compensation expense on a straight-line basis over the vesting term.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations have been prepared using the acquisition method of accounting to give effect to the Health Integrated acquisition as though it occurred on January 1, 2016.  The Company completed its acquisition of Health Integrated on December 22, 2017 and accordingly Health Integrated’s operations for the period from December 22, 2017 to December 31, 2017 are included in the Company’s consolidated statement of income. The pro forma amounts reflect certain adjustments, such as depreciation and amortization on assets acquired, interest expense related to liabilities not assumed by the Company and facility costs for certain facilities not acquired. The unaudited pro forma financial information is presented for illustrative purposes only, is based on a preliminary purchase price allocation, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on January 1, 2016, nor is it necessarily indicative of the future results of operations of the combined company.

	Year ended December 31,
	2017	2016
Revenues	$801,101	$729,938
Net income	$46,998	$58,232
Earnings per share:
Basic	$1.39	$1.73
Diluted	$1.34	$1.68

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Goodwill
The following table sets forth details of the Company’s goodwill balance as of December 31, 2017:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance as at January 1, 2016	$35,824	$19,276	$13,278	$47,891	$5,326	$49,940	$171,535
Acquisitions	2,510	—	—	—	—	13,598	16,108
Currency translation adjustments	(224)	—	(295)	(354)	—	—	(873)
Balance as at December 31, 2016	$38,110	$19,276	$12,983	$47,537	$5,326	$63,538	$186,770
Acquisitions	—	15,957	—	—	—	—	15,957
Currency translation adjustments	223	—	696	835	—	—	1,754
Balance as at December 31, 2017	$38,333	$35,233	$13,679	$48,372	$5,326	$63,538	$204,481
Based on the results of the impairment testing performed during the year ended December 31, 2017, the Company’s goodwill was not impaired. The Company makes every reasonable effort to ensure that it accurately estimates the fair value of the reporting units. However, future changes in the assumptions used to make these estimates could result in an impairment loss.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$82,165	$(43,667)	$38,498
Leasehold benefits	2,888	(2,596)	292
Developed technology	15,835	(8,749)	7,086
Non-compete agreements	2,045	(1,780)	265
Trade names and trademarks	5,951	(4,034)	1,917
	$108,884	$(60,826)	$48,058
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$109,784	$(60,826)	$48,958

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$75,181	$(32,968)	$42,213
Leasehold benefits	2,715	(2,247)	468
Developed technology	14,186	(6,468)	7,718
Non-compete agreements	2,045	(1,612)	433
Trade names and trademarks	5,360	(3,322)	2,038
	$99,487	$(46,617)	$52,870
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$100,387	$(46,617)	$53,770
The amortization expenses is as follows:

	Year ended December 31,
	2017	2016	2015
Amortization expense	$13,975	$11,873	$10,226

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	5.36
Leasehold benefits	1.41
Developed technologies	3.07
Non-compete agreements	1.69
Trade names and trademarks (Finite lived)	4.29

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Estimated amortization of intangible assets during the year ending December 31:
2018	$15,249
2019	12,508
2020	5,086
2021	4,021
2022	3,213
2023 and thereafter	7,981
Total	$48,058

9. Investment in equity affiliate
On December 12, 2017, the Company acquired preferred stock in Corridor Platform Inc. (“Corridor”), a big data credit risk management platform for $3,000. The Company has determined that based on its ownership interest and other rights, Corridor is an equity affiliate. The Company has the right and option to acquire additional preferred stock from Corridor as per the terms of the agreement. The Company's proportionate share of net loss of Corridor for the period December 12, 2017 to December 31, 2017 was insignificant.

10. Other current assets
Other current assets consists of the following:

	As of
	December 31, 2017	December 31, 2016
Derivative instruments	$10,938	$3,324
Advances to suppliers	2,451	1,091
Receivables from statutory authorities	7,598	11,870
Others	8,595	4,883
Other current assets	$29,582	$21,168

11. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following:

	As of
	December 31, 2017	December 31, 2016
Accrued expenses	$43,235	$30,690
Derivative instruments	555	1,430
Client liability account	8,982	4,005
Others	8,594	7,139
Accrued expenses and other current liabilities	$61,366	$43,264

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

12. Non-current liabilities
Non-current liabilities consists of the following:

	As of
	December 31, 2017	December 31, 2016
Derivative instruments	$322	$828
Unrecognized tax benefits	892	3,640
Deferred rent	8,176	7,237
Retirement benefits	3,377	1,977
Others	3,435	1,137
Non-current liabilities	$16,202	$14,819

13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC No. 815. Changes in the fair values of contracts are recognized in other comprehensive income on the Company's consolidated balance sheet until the settlement of those contracts. The balances as of December 31, 2017 and 2016 are as follows:

	As of
	December 31, 2017	December 31, 2016
Cumulative currency translation adjustments	$(58,405)	$(77,299)
Unrealized gain on cash flow hedges, net of taxes of $4,918 and $1,207	11,932	2,740
Retirement benefits, net of taxes of ($74) and ($342)	763	(498)
Accumulated other comprehensive loss	$(45,710)	$(75,057)

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

14. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2017 and 2016. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$162,906	$—	$—	$162,906
Derivative financial instruments	—	18,298	—	18,298
Total	$162,906	$18,298	$—	$181,204
Liabilities
Derivative financial instruments	$—	$877	$—	$877
Fair value of earn-out consideration	—	—	920	920
Total	$—	$877	$920	$1,797

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$—	$—	$—	$—
Derivative financial instruments	—	6,318	—	6,318
Total	$—	$6,318	$—	$6,318
Liabilities
Derivative financial instruments	$—	$2,258	$—	$2,258
Total	$—	$2,258	$—	$2,258
* Represents short-term investments carried on fair value option under ASC 825 "Financial Instruments" as of December 31, 2017
Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. See Note 15 for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Fair value of earn-out consideration: The fair value measurement of earn-out consideration is determined using Level 3 inputs. The Company’s earn-out consideration represents a component of the total purchase consideration for its acquisition of Health Integrated. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by Health Integrated during the 2018 calendar year. The Company estimated the fair value of the earn-out consideration to be $920, based on expected probability method.
15. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchanges rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC No. 815. The Company had outstanding cash flow hedges totaling $300,757 as of December 31, 2017 and $218,545 as of December 31, 2016.
Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income / (loss), net of tax, until the hedged transactions occurs. The Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) are recorded along with the underlying hedged item in the same line of consolidated statements of income as either part of “Cost of revenue”, “General and administrative expenses”, “Selling and marketing expenses”, Depreciation and amortization”, as applicable.
Prior to January 1, 2017, the resultant foreign exchange gain/(loss) on settlement of cash flow hedges and changes in the fair value of cash flow hedges deemed ineffective were recorded in “Foreign exchange gain, net” in the consolidated statements of income.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currency. These derivatives do not qualify as fair value hedges under ASC No. 815. Changes in the fair value of these derivatives are recognized in the consolidated statement of income and are included in foreign exchange gain/(loss). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $98,967 and GBP 17,947 as of December 31, 2017 and amounted to $63,980 and GBP 17,974 as of December 31, 2016.
The Company estimates that approximately $10,411 of net derivative gains included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of December 31, 2017. At December 31, 2017, the maximum outstanding term of the cash flow hedges was 45 months.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments :	As of
Foreign currency exchange contracts	December 31, 2017	December 31, 2016
Other current assets	$10,892	$3,211
Other assets	$7,360	$2,994
Accrued expense and other current liabilities	$481	$1,430
Other non-current liabilities	$322	$828

Derivatives not designated as hedging instruments :	As of
Foreign currency exchange contracts	December 31, 2017	December 31, 2016
Other current assets	$46	$113
Accrued expense and other current liabilities	$74	$—
The following table set forth the effect of foreign currency exchange contracts in the consolidated statements of income and accumulated other comprehensive loss for the years ended December 31, 2017 and 2016:

Derivatives in hedging relationships	Year ended December 31,
Forward Exchange Contracts :	2017	2016
(Gain)/loss recognized in AOCI
Derivatives in cash flow hedging relationships	$(19,802)	$(5,129)

(Gain)/loss recognized in consolidated statements of income
Derivatives in fair value hedging relationships	$(5,056)	$(4,790)

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Location and amount of (gain)/loss recognized in consolidated statements of income for cash flow and fair value hedging relationships
	Year ended December 31,
	2017*		2016*
Type of hedging relationships	As per consolidated statements of income	(Gain)/loss on foreign currency exchange contracts	As per consolidated statements of income	(Gain)/loss on foreign currency exchange contracts
Cash flow hedging relationships
Location in consolidated statements of income where (gain)/loss was reclassed from AOCI

Cost of revenue	$495,586	$(5,465)	$—	$—
General & administrative expenses	$102,567	(960)	$—	—
Selling & marketing expenses	$53,383	(103)	$—	—
Depreciation & amortization	$38,549	(371)	$—	—
Foreign exchange gain, net	$(2,839)	—	$(5,597)	(2,669)
		$(6,899)		$(2,669)

Fair value hedging relationships
Location in consolidated statements of income where (gain)/loss was recognized

Foreign exchange gain, net	$(2,839)	$(5,056)	$(5,597)	$(4,790)
	$(2,839)	$(5,056)	$(5,597)	$(4,790)
* The Company early adopted ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the Company recorded settlement gain/(loss) on cash flow hedges in cost of revenues and operating expenses, as applicable, in the consolidated statements of income. In prior periods, such gain/loss were included under "Foreign exchange gain, net" line in the consolidated statements of income.

16. Borrowings
On October 24, 2014, the Company entered into a credit agreement that provided for a $50,000 revolving credit facility (the “Credit Facility”). On February 23, 2015, the Company increased the commitments under the Credit Facility by up to an additional $50,000. The Credit Facility had a maturity date of October 24, 2019 and was voluntarily pre-payable from time to time without premium or penalty. On November 21, 2017, the Company prepaid all outstanding amounts, including accrued interest and fees, and terminated all commitments, under the Credit Agreement. The Credit Facility carried an effective interest rate of 2.99% per annum during the year ended December 31, 2017.
On November 21, 2017, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement provides for a $200,000 revolving credit facility (the “New Credit Facility”) with an option to increase the commitments by up to $100,000, subject to certain approvals and conditions as set forth in the New Credit Agreement. The New Credit Agreement also includes a letter of credit sub facility. The New Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the New Credit Agreement were

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

used to repay amounts outstanding under the Credit Facility and may otherwise be used for working capital and general corporate purposes, including permitted acquisitions.
Depending on the type of borrowing, loans under the New Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0.00% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the New Credit Agreement are subject to a commitment fee which is also tied to the Company’s total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The New Credit Facility carried an effective interest rate of 3.5% per annum during the year ended December 31, 2017.
Obligations under the New Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The New Credit Agreement contains affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the New Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both as defined for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. At December 31, 2017, the Company was in compliance with all financial and non - financial covenants listed under the New Credit Agreement.
As of December 31, 2017, we had an outstanding debt of $60,000 of which $10,000 is expected to be repaid within the next twelve months and is included under "current portion of long-term borrowings" and the balance of $50,000 is included under "long-term borrowings" in the consolidated balance sheets.
In connection with the New Credit Agreement, the Company incurred issuance cost of $790 which are deferred and amortized as an adjustment to interest expense over the term of the New Credit Facility. The unamortized debt issuance costs as of December 31, 2017 and December 31, 2016 was $773 and $272, respectively and is included under "other current assets" and “other assets” in the consolidated balance sheets.
Borrowings also includes structured payables which are in the nature of debt, amounting to $709, of which $318 and $391 is included under "current portion of long-term borrowings" and "long-term borrowings", respectively in the consolidated balance sheet as of December 31, 2017.
17. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the years ended December 31, 2017 and 2016, the Company acquired 69,154 and 17,676 shares of common stock, respectively from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $3,267 and $807, respectively. The weighted average purchase price per share of $47.24 and $45.65, respectively, was the average of the high and low price of the Company’s share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

During the year ended December 31, 2017, the Company purchased 761,154 shares of its common stock for an aggregate purchase price of approximately $40,187, including commissions, representing an average purchase price per share of $52.80 under the 2014 and 2017 Repurchase program.
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
18. Employee Benefit Plans
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
The benefit obligation has been measured as of December 31, 2017. The following table sets forth the activity and the funded status of the Gratuity Plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	As of
	December 31, 2017	December 31, 2016
Change in projected benefit obligation:
Projected benefit obligation at the beginning of the year	$9,711	$7,909
Service cost	1,933	1,601
Interest cost	645	599
Benefits paid	(1,001)	(837)
Actuarial (gain)/loss	(1,471)	677
Acquisition	—	47
Effect of exchange rate changes	488	(285)
Projected benefit obligation at the end of the year	$10,305	$9,711
Unfunded amount–non-current	$3,377	$1,977
Unfunded amount–current	13	2,094
Total accrued liability	$3,390	$4,071

Accumulated benefit obligation	$7,022	$6,533

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Net gratuity cost includes the following components:

	Year ended December 31,
	2017	2016	2015
Service cost	$1,933	$1,601	$1,638
Interest cost	645	599	550
Expected return on plan assets	(401)	(416)	(385)
Amortization of Actuarial loss	256	90	211
Net gratuity cost	$2,433	$1,874	$2,014
The components of accumulated other comprehensive gain/(loss) (net of tax) that have not been recognized as components of net gratuity cost in the statement of income as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Net actuarial gain/(loss)	$697	$(831)
Net prior service cost	(8)	(9)
Deferred taxes	74	342
Accumulated other comprehensive gain/(loss), net of tax	$763	$(498)

The amount in accumulated other comprehensive gain that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $161.
The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	December 31,
	2017	2016	2015
Discount rate	7.0%	6.8%	7.8%
Rate of increase in compensation levels	9.1%	9.2%	8.4%
Expected long term rate of return on plan assets per annum	8.3%	9.0%	9.0%
The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments during the year ending December 31,
2018	$2,011
2019	$1,772
2020	$1,531
2021	$1,302
2022	$1,029
2023 to 2027	$3,206
The gratuity plan in India is partially funded and the Philippines Plan is unfunded. The Company makes annual contributions to the employees’ gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The company earned a return of approximately 7.9% on these Gratuity Plans for the period ended December 31, 2017.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Change in Plan Assets
Plan assets at January 1, 2016	$4,923
Actual return	450
Employer contribution	1,242
Benefits paid*	(837)
Effect of exchange rate changes	(138)
Plan Assets at December 31, 2016	$5,640
Actual return	202
Employer contribution	1,700
Benefits paid*	(1,001)
Effect of exchange rate changes	374
Plan assets at December 31, 2017	$6,915
* All benefits payments were made through the plan assets during the year ended December 31, 2017 and December 31, 2016.
The Company maintains several 401(k) Plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code is a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. Contributions to the 401(k) Plans amounted to $2,709, $2,383 and $1,907 during the years ended December 31, 2017, 2016 and 2015, respectively.
During the years ended December 31, 2017, 2016 and 2015, the Company contributed $7,115, $6,306 and $5,753 respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, and Singapore.
19. Leases
The Company finances its use of certain motor vehicles and other equipment under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of December 31, 2017 are as follows:

During the next twelve months ending December 31,
2018	$330
2019	201
2020	127
2021	64
Total minimum lease payments	722
Less: amount representing interest	124
Present value of minimum lease payments	598
Less: current portion	267
Long term capital lease obligation	$331

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates. Future minimum lease payments under such agreements expiring after December 31, 2017 are set forth below:

During the next twelve months ending December 31,
2018	$20,850
2019	17,802
2020	14,840
2021	12,888
2022	10,234
2023 and thereafter	28,273
Future minimum lease payment	$104,887
Rent expense
The operating leases are subject to renewal periodically and have scheduled rent increases. The company recognizes rent on such leases on a straight-line basis over cancelable and non-cancelable lease period determined under ASC topic 840, "Leases":

	Year ended December 31,
	2017	2016	2015
Rent expense	$24,015	$21,382	$19,943
Deferred rent

	As of
	December 31, 2017	December 31, 2016
Cancelable and non-cancelable operating leases	$8,959	$7,915
Deferred rent is included under "Accrued expenses and other current liabilities" and "Non-current liabilities" in the consolidated balance sheets.
20. Income Taxes
The components of income before income taxes consist of the following:

	Year ended December 31,
	2017	2016	2015
Domestic	$4,626	$12,652	$25,045
Foreign	80,408	71,232	50,731
	$85,034	$83,884	$75,776

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

The income tax expense consists of the following:

	Year ended December 31,
	2017	2016	2015
Current provision:
Domestic	$17,407	$7,107	$9,951
Foreign	18,008	18,428	12,022
	$35,415	$25,535	$21,973
Deferred provision/(benefit):
Domestic	$2,618	$(2,506)	$3,041
Foreign	(1,887)	(878)	(803)
	$731	$(3,384)	$2,238
Income tax expense	$36,146	$22,151	$24,211
The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	Year ended December 31,
	2017	2016	2015
Expected tax expense	$29,762	$29,361	$26,521
Change in valuation allowance	(21)	22	19
Impact of tax holiday	(4,396)	(4,027)	(2,991)
Foreign tax rate differential	(2,616)	(2,716)	(2,797)
Deferred tax (benefit)/provision	(1,887)	(878)	(803)
Unrecognized tax benefits and interest	(3,905)	495	324
State taxes, net of Federal taxes	339	202	1,327
Non-deductible expenses	825	144	26
Prior year tax expense/(benefit)	—	—	2,450
US Tax Reform Act impact	29,185	—	—
Excess tax benefit for stock-based compensation	(9,797)	—	—
Other	(1,343)	(452)	135
Tax expense	$36,146	$22,151	$24,211
The effective income tax rate was 42.5% and 26.4% during the year ended December 31, 2017 and 2016, respectively. The effective tax rate for the year ended December 31, 2017 was significantly impacted by recording the impact of the Tax Cuts and Jobs Act (the “Tax Reform Act”), enacted on December 22, 2017 by the U.S. government. The Tax Reform Act makes broad and complex changes to the U.S. tax code that has affected our fiscal year ended December 31, 2017, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018 and (2) implementing a modified territorial tax system that includes a one-time transition tax on the mandatory deemed repatriation of accumulated earnings and profits (“E&P”) of foreign subsidiaries that is payable over eight years.
The Company has re-measured its net deferred tax assets and liabilities using the enacted Federal Tax Rate that will apply when these amounts are expected to reverse. The effect of the re-measurement of $1,949 is reflected entirely in the current period that includes the enactment date and is allocated directly to income tax expense from continuing operations.
The Deemed Repatriation Transition Tax (the “Transition Tax”) is a tax on previously untaxed accumulated E&P of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate and recorded a provisional Transition Tax obligation of $27,236.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Reform Act. While the Company was able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Reform Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions the Company may take. The Company continues to gather additional information to determine the final impact.
Company also derive benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for two of our centers in 2014 and in 2016 and will expire over the next few years for other centers, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate, which is currently 5.0% on gross income.
Certain operations centers in India, which were established in Special Economic Zones (“SEZs”), are eligible for tax incentives until 2025. These operations centers are eligible for a 100% income tax exemption for first five years of operations and 50% exemption for a period of five years thereafter.
The diluted earnings per share effect of the tax holiday is $0.13, $0.12 and $0.09 for the years ended December 31, 2017, 2016 and 2015, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

The components of the deferred tax balances as of December 31, 2017 and 2016 are as follows:

	As of
	December 31, 2017	December 31, 2016
Deferred tax assets:
Tax credit carry forward	$1,474	$4,806
Depreciation and amortization	2,183	3,765
Stock-based compensation	7,647	10,385
Accrued employee costs and other expenses	3,673	5,130
Net operating loss carry forwards	2,068	1,856
Unrealized exchange loss	252	2,099
Deferred rent	2,064	1,307
Others	1,007	484
	$20,368	$29,832
Valuation allowance	(108)	(454)
Deferred tax assets	$20,260	$29,378
Deferred tax liabilities:
Unrealized exchange gain	$5,069	$1,414
Intangible assets	4,648	13,165
Others	1,958	—
Deferred tax liabilities:	$11,675	$14,579
Net deferred tax assets	$8,585	$14,799
Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At December 31, 2017 and 2016, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on certain net operating loss carry forwards. Accordingly, the Company had recorded a valuation allowance of $20 and $351 as of December 31, 2017 and 2016, respectively. The Company also recorded a valuation allowance of $88 and $103 related to tax credit carry forward as of December 31, 2017 and 2016, respectively.
As a result of the multiple acquisitions over the last few years, the Company acquired federal and state net operating losses in the United States. As of December 31, 2017 and 2016, the Company has federal net operating loss carry forwards of approximately of $1,554 and $4,052, respectively, which expire through various years until 2032. The Company’s federal net operating loss carry forwards are subject to certain annual utilization limitations under Section 382 of the United States Internal Revenue Code. The Company also has state and local net operating loss carry forwards of varying amounts, which are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize all of the losses before their expiration.
At December 31, 2017, undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $376,649. Not all of the undistributed earnings may be available for repatriation due to foreign legal restrictions that require minimum reserves to be maintained in those Countries and additional taxes that could be imposed on the distribution of those earnings. U.S. federal deferred income taxes on these earnings are not required because under the Tax Reform Act such earnings have been subject to U.S. federal tax as a result of the mandatory repatriation provision. Additionally, such earnings will not be subject to U.S. federal tax when actually distributed as provided in the Tax Reform Act, except that certain foreign jurisdictions may impose a tax on such distributions.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the income tax expense in the period in which such determination is made.
The following table summarizes the activity related to the gross unrecognized tax benefits from January 1, 2017 through December 31, 2017

Balance as of January 1, 2017	$3,087
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(2,520)
Increases related to current year tax positions	169
Decreases related to current year tax positions	—
Effect of exchange rate changes	88
Balance as of December 31, 2017	$824
The unrecognized tax benefits as of December 31, 2017 of $824, if recognized, would impact the effective tax rate.
The Company has recognized interest of nil and $315 during the years ended December 31, 2017 and 2016, respectively, which is included in the income tax expense in the consolidated statements of income. As of December 31, 2017 and 2016, the Company has accrued interest and penalties of $68 and $1,553 relating to unrecognized tax benefits.
21. Stock Based Compensation

On June 19, 2015, at the Company’s 2015 Annual Meeting of Stockholders, the Company's stockholders approved the 2015 Plan, which amended and restated the 2006 Omnibus Award Plan to, among other things, increased the total number of shares reserved for grants of awards under the 2015 Plan by 1,700,000 shares. As of December 31, 2017, the Company had 1,509,976 shares available for grant under the 2015 Plan (includes 145,193 shares against vested performance-based restricted stock units for which the underlying common stock was issued subsequent to December 31, 2017).
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
The Company applies the provisions of ASC 718, to account for its stock based compensation, using the modified prospective method of transition. Under the provisions of this guidance, the estimated fair value of stock-based awards granted under stock incentive plans is recognized as compensation expense over the vesting period.
The following costs related to the Company’s stock-based compensation plan are included in the consolidated statements of income:

	Year ended December 31,
	2017	2016	2015
Cost of revenue	$4,600	$3,664	$2,895
General and administrative expenses	10,363	8,372	6,077
Selling and marketing expenses	8,078	7,734	7,075
Total	$23,041	$19,770	$16,047

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Stock Options
The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model.
The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company accounts for the forfeitures as and when the actual forfeitures occur.
Stock option activity under the Company’s stock plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2016	811,902	$16.31	$27,718	2.96
Granted	—	—
Exercised	(552,339)	15.50
Forfeited	—	—
Outstanding at December 31, 2017	259,563	$18.03	$10,985	2.76
Vested and exercisable at December 31, 2017	259,563	$18.03	$10,985	2.76
The unrecognized compensation cost for unvested options as of December 31, 2017 is nil. The Company did not grant any options during the years ended December 31, 2017, 2016 and 2015. The total grant date fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was nil, $706 and $1,228, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $23,027, $12,911 and $4,413, respectively.
The following table summarizes the status of the Company’s stock options outstanding, vested and exercisable at December 31, 2017:

	Options Outstanding, Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price
$8.00 to $15.00	98,784	$9.64
$15.01 to $21.00	36,516	19.05
$21.01 to $28.00	124,263	24.40
Total	259,563	$18.03

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
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
Restricted stock and restricted stock unit activity under the Company’s stock plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Fair Value	Number	Weighted- Average Fair Value
December 31, 2016 (1)	246,940	$42.42	1,256,288	$37.38
Granted	—	—	391,927	48.02
Vested	(60,168)	42.30	(489,176)	34.52
Forfeited	(4,505)	35.11	(112,040)	41.50
December 31, 2017 (1)	182,267	$42.64	1,046,999	$42.26

(1)     Excludes 11,058 and 19,874 restricted stock units vested during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016 restricted stock units vested for which the underlying common stock is yet to be issued are 146,112 and 135,054, respectively.
The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2017, unrecognized compensation cost of $34,463 is expected to be expensed over a weighted average period of 2.47 years. The weighted-average fair value of restricted stock and restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was $48.02, $48.97 and $35.18, respectively. The total grant date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $19,430, $10,761 and $12,620, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Performance Based Stock Awards
Under the 2015 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest at the end of a three-year period based on a revenue target for the third year (“PUs”). However, for PUs granted in 2015, up to one-third of the PUs may be earned based on the Company’s revenue performance in each of the first two years against annual revenue targets in those years. The total amount of PUs that the recipient earns based on these performance criteria will be the greater of (i) the PUs earned in the year of vesting and (ii) the sum of the earned PUs during the first two years. The remaining 50% is based on a market condition (“MUs”) that is contingent on the Company meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets.
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
The Monte Carlo simulation model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model also incorporates the following ranges of assumptions:

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

•	The correlation coefficients are used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate the historical volatilities.
The fair value of each MU granted to employees is estimated on the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2017	2016	2015
Dividend yield	—	—	—
Expected life (years)	2.86	2.85	2.84
Risk free interest rate	1.40%	0.88%	0.98%
Volatility	23.8%	28.0%	30.3%

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2017
(In thousands, except share and per share amounts)

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at December 31, 2016	115,174	$41.70	215,171	$47.42
Granted	62,113	47.73	62,100	54.10
Adjustment upon final determination of level of performance goal achievement*	(9,320)	34.75	154,513	39.60
Vested	(45,192)	34.75	(309,026)	39.60
Forfeited	(9,585)	44.35	(9,584)	58.85
Outstanding at December 31, 2017	113,190	$48.13	113,174	$60.80
* Represents adjustment of shares issued in respect of PUs and MUs granted in February 2015 and MUs granted in April 2015 upon certification of the level of achievement of the performance targets for such awards for which the underlying common stock was issued subsequent to December 31, 2017.
As of December 31, 2017, unrecognized compensation cost of $6,810 is expected to be expensed over a weighted average period of 1.76 years.
Subsequent to December 31, 2017, the Company granted approximately 458,000 PRSUs and restricted stock units to its employees.

22. Related Party Disclosures
The Company provides consulting services to PharmaCord, LLC. One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of approximately $1,748 for the year ended December 31, 2017 for services provided.
At December 31, 2017, the Company had an account receivable of $140 related to these services.

23. Commitments and Contingencies
Fixed Asset Commitments
At December 31, 2017, the Company has committed to spend approximately $9,500 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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
December 31, 2017
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
The aggregate amount demanded by Income tax authorities (net of advance payments, if any) from the Company related to its transfer pricing issues for tax years 2003 to 2014 and its permanent establishment issues for tax years 2003 to 2007 as of December 31, 2017 and 2016 is $18,065 and $17,963, respectively, of which the Company has made payments or provided bank guarantee to the extent $8,573 and $8,640, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,499 and $6,690 as of December 31, 2017 and 2016, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $2,074 and $1,950 as of December 31, 2017 and 2016, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets.
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