Form 10-Q
period 2018-03-31
ExlService Holdings, Inc.
filed 2018-05-01
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2018, there were 34,396,077 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,955	$86,795
Short-term investments	169,461	178,479
Restricted cash	2,727	3,674
Accounts receivable, net	137,150	135,705
Prepaid expenses	10,601	9,781
Advance income tax, net	17,802	8,801
Other current assets	28,277	29,582
Total current assets	435,973	452,817
Property and equipment, net	67,748	66,757
Restricted cash	3,783	3,808
Deferred taxes, net	6,518	8,585
Intangible assets, net	45,104	48,958
Goodwill	202,337	204,481
Other assets	33,863	36,369
Investment in equity affiliate	2,944	3,000
Total assets	$798,270	$824,775
Liabilities and Equity
Current liabilities:
Accounts payable	$4,114	$5,918
Current portion of long-term borrowings	318	10,318
Deferred revenue	11,504	10,716
Accrued employee costs	27,615	55,664
Accrued expenses and other current liabilities	61,148	61,366
Current portion of capital lease obligations	246	267
Total current liabilities	104,945	144,249
Long term borrowings	67,355	50,391
Capital lease obligations, less current portion	282	331
Income taxes payable	8,721	13,557
Other non-current liabilities	15,262	16,202
Total liabilities	196,565	224,730
Commitments and contingencies (Refer to Note 24)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,568,973 shares issued and 34,442,962 shares outstanding as of March 31, 2018 and 36,790,751 shares issued and 33,888,733 shares outstanding as of December 31, 2017	38	37
Additional paid-in capital	327,750	322,246
Retained earnings	450,676	427,064
Accumulated other comprehensive loss	(59,670)	(45,710)
Total including shares held in treasury	718,794	703,637
Less: 3,126,011 shares as of March 31, 2018 and 2,902,018 shares as of December 31, 2017, held in treasury, at cost	(117,320)	(103,816)
Stockholders’ equity	$601,474	$599,821
Non-controlling interest	231	224
Total equity	$601,705	$600,045
Total liabilities and equity	$798,270	$824,775
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2018	2017
Revenues, net	$206,973	$183,033
Cost of revenues (exclusive of depreciation and amortization)	138,101	119,072
Gross profit	68,872	63,961
Operating expenses:
General and administrative expenses	29,266	24,037
Selling and marketing expenses	13,952	13,340
Depreciation and amortization	10,504	9,372
Total operating expenses	53,722	46,749
Income from operations	15,150	17,212
Foreign exchange gain, net	615	382
Interest expense	(538)	(432)
Other income, net	3,534	3,186
Income before income tax (benefit)/expense	18,761	20,348
Income tax (benefit)/expense	(4,453)	3,560
Loss from equity-method investment	56	—
Net income attributable to ExlService Holdings, Inc. stockholders	$23,158	$16,788
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.67	$0.50
Diluted	$0.66	$0.48
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	34,446,265	33,845,560
Diluted	35,302,926	35,108,882

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2018	2017
Net income	$23,158	$16,788
Other comprehensive (loss)/income:
Unrealized (loss)/gain on effective cash flow hedges, net of taxes ($800) and $2,044, respectively	(4,214)	6,985
Foreign currency translation (loss)/gain	(7,811)	11,643
Reclassification adjustments
Realized loss on cash flow hedges, net of taxes ($776) and ($284), respectively(1)	(1,895)	(646)
Retirement benefits, net of taxes $1 and $7, respectively(2)	(40)	62
Total other comprehensive (loss)/income	$(13,960)	$18,044
Total comprehensive income	$9,198	$34,832

(1)
These are reclassified to net income and are included either in cost of revenue, operating expenses, as applicable in the unaudited consolidated statements of income. Refer to Note 16 to the unaudited consolidated financial statements.

(2)	These are reclassified to net income and are included in other income, net in the unaudited consolidated statements of income. Refer to Note 19 to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2017	36,790,751	$37	$322,246	$427,064	$(45,710)	(2,902,018)	$(103,816)	$224	$600,045
Impact of adoption of Topic 606	—	—	—	454	—	—	—	—	454
Balance as of January 1, 2018	36,790,751	37	322,246	427,518	(45,710)	(2,902,018)	(103,816)	224	600,499
Stock issued on exercise/vesting of equity awards	778,222	1	430	—	—	—	—	—	431
Stock-based compensation	—	—	5,074	—	—	—	—	—	5,074
Acquisition of treasury stock	—	—	—	—	—	(223,993)	(13,504)	—	(13,504)
Non-controlling interest	—	—	—	—	—	—	—	7	7
Other comprehensive loss	—	—	—	—	(13,960)	—	—	—	(13,960)
Net income	—	—	—	23,158	—	—	—	—	23,158
Balance as of March 31, 2018	37,568,973	$38	$327,750	$450,676	$(59,670)	(3,126,011)	$(117,320)	$231	$601,705

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2016	35,699,819	$36	$284,646	$382,722	$(75,057)	(2,071,710)	$(60,362)	$193	$532,178
Impact of adoption of ASU 2016-09	—	—	5,999	(4,546)	—	—	—	—	1,453
Balance as of January 1, 2017	35,699,819	$36	$290,645	$378,176	$(75,057)	(2,071,710)	$(60,362)	$193	$533,631
Stock issued on exercise/vesting of equity awards	400,803	—	191	—	—	—	—	—	191
Stock-based compensation	—	—	5,956	—	—	—	—	—	5,956
Acquisition of treasury stock	—	—	—	—	—	(256,746)	(11,913)	—	(11,913)
Non-controlling interest	—	—	—	—	—	—	—	12	12
Other comprehensive income	—	—	—	—	18,044	—	—	—	18,044
Net income	—	—	—	16,788	—	—	—	—	16,788
Balance as of March 31, 2017	36,100,622	$36	$296,792	$394,964	$(57,013)	(2,328,456)	$(72,275)	$205	$562,709

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$23,158	$16,788
Adjustments to reconcile net income to net cash (used for)/provided by operating activities:
Depreciation and amortization	10,655	9,426
Stock-based compensation expense	5,074	5,956
Unrealized gain on short term investments	(2,842)	—
Unrealized foreign exchange (gain)/loss	(3,319)	2,225
Deferred income tax (benefit)/expense	3,433	(4,256)
Allowances for doubtful accounts receivable	(612)	—
Loss from equity-method investment	56	—
Others, net	28	(7)
Change in operating assets and liabilities:
Accounts receivable	(590)	(6,340)
Prepaid expenses and other current assets	(2,164)	(1,285)
Accounts payable	(1,726)	2,185
Deferred revenue	877	1,480
Accrued employee costs	(27,655)	(21,053)
Accrued expenses and other liabilities	3,317	806
Advance income tax, net	(13,906)	(1,471)
Other assets	(1,789)	1,569
Net cash (used for)/provided by operating activities	(8,005)	6,023

Cash flows from investing activities:
Purchase of property and equipment	(12,680)	(10,114)
Business acquisition (net of cash acquired)	(380)	—
Purchase of investments	(20,310)	(129,837)
Proceeds from redemption of investments	30,358	22,879
Net cash used for investing activities	(3,012)	(117,072)

Cash flows from financing activities:
Principal payments on capital lease obligations	(42)	(43)
Proceeds from borrowings	12,000	—
Repayments of borrowings	(5,036)	—
Acquisition of treasury stock	(13,504)	(11,913)
Proceeds from exercise of stock options	431	191
Net cash used for financing activities	(6,151)	(11,765)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(644)	468
Net decrease in cash, cash equivalents, and restricted cash	(17,812)	(122,346)
Cash, cash equivalents, and restricted cash at beginning of period	94,277	220,394
Cash, cash equivalents, and restricted cash at end of period	$76,465	$98,048

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(In thousands, except share and per share amounts)
1. Organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries and affiliates (collectively, the “Company”), operates in the Business Process Management (“BPM”) industry providing operations management services and analytics services that help businesses enhance revenue growth and improve profitability. Using its proprietary platforms, methodologies and tools, the Company looks deeper to help companies improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. The Company’s clients are located principally in the United States of America (“U.S.”) and the United Kingdom (“U.K”)
2. Summary of Significant Accounting Policies
(a) Basis of Preparation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
The unaudited consolidated financial statements reflect all adjustments (of a normal and recurring nature) that management considers necessary for a fair presentation of such statements for the interim periods presented. The unaudited consolidated statements of income for the interim periods presented are not necessarily indicative of the results for the full year or for any subsequent period.
The accompanying unaudited consolidated financial statements include the financial statements of ExlService Holdings and all of its subsidiaries. The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and income and expenses arising from intra-group transactions, are eliminated while preparing those financial statements. The un-realized gains resulting from intra-group transactions are also eliminated. Similarly, the un-realized losses are eliminated, unless the transaction provides evidence as to impairment of the asset transferred.
Accounting policies of the respective individual subsidiary and associate are aligned, wherever necessary, so as to ensure consistency with the accounting policies that are adopted by the Company under US GAAP.
The Company’s investments in equity affiliates are initially recorded at cost and any excess cost over proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill. The proportionate share of net income or loss of the investee is recognized in the unaudited consolidated statements of income.
Non-controlling interest is the equity in a subsidiary not attributable, directly or indirectly, to the parent and it represents the minority partner’s interest in the operations of ExlService Colombia S.A.S. Non-controlling interest consists of the amount of such interest at the date of obtaining control over the subsidiary, and the non-controlling interest's share of changes in equity since that date. The non-controlling interest in the operations for all periods presented were insignificant and is included under general and administrative expenses in the unaudited consolidated statements of income.
(b) Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, recoverability of service tax receivables, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, depreciation and amortization periods, purchase price allocation, recoverability of long-term assets including goodwill and intangibles, and estimated costs to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

(c) Employee Benefits
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
The Company recognizes its liabilities for compensated absences depending on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-07, Compensation -Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. Pursuant to this, the Company retrospectively adopted the presentation of service cost separate from other components of net periodic costs for each period presented. The interest cost, expected return on plan assets and amortization of actuarial gains / loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”. Refer to Note 19 to the unaudited consolidated financial statements for details.
(d) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Pursuant to the Company’s investment policy, surplus funds are invested in highly-rated debt mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds.
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments (refer to Note 24 to the unaudited consolidated financial statements for details). These deposits with banks have maturity dates after March 31, 2019. Restricted cash presented under current assets represents funds held on behalf of clients in dedicated bank accounts.
Effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. Pursuant to this adoption the Company includes in its cash and cash-equivalent balances in the unaudited statements of cash flows those amounts that have been classified as restricted cash and restricted cash equivalents for each of the periods presented.
(e) Revenue Recognition
Revenue is recognized when services are provided to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for our services.
Revenue is measured based on consideration specified in a contract with a customer and excludes discounts and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by providing services to a customer.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
Adoption of ASU 2014-09 Topic 606, "Revenue from Contracts with Customers" (Topic 606)
On January 1, 2018, the date of initial application, the Company adopted Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity, resulting in an increase of $454, primarily due to new contract acquisition costs. The initial application scopes in those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Company’s historical accounting under Topic 605. The key area impacted upon adoption of Topic 606 relates to the accounting for sales commissions costs. Specifically, under Topic 606 a portion of sales commissions costs have been recorded as an asset and recognized as an operating expense on a straight line basis over the life of the contract. Prior to adoption, the Company was expensing sales commission costs as incurred.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

Nature of services
The Company derives its revenues from operations management and analytics services. The Company operates in the business process management (“BPM”) industry providing operations management and analytics services helping businesses enhance revenue growth and improve profitability. The Company provides BPM or “operations management” services, which typically involve transfer to the Company of business operations of a client, after which it administers and manages those operations for its client on an ongoing basis. The Company also provides industry-specific digital transformational services related to operations management services, and analytics services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers do not generally bundle different services together except for software and related services contracts, which are not significant, involving implementation services and post contract maintenance services. In such software and related services contracts, revenue is allocated to each performance obligation based on the relative standalone selling price.
A separate contract is generally drafted for each type of service sold, even if to the same customer. The typical length of a contract is 3 to 5 years.
Type of Contracts

i.
a) Revenues under time-and-material, transaction and outcome-based contracts are recognized as the services are performed. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), the Company monitors such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any penalties or service credits that are due to a client.

b) In respect of arrangements involving subcontracting, in part or whole of the assigned work, the Company evaluates revenues to be recognized under Accounting Standard Codification ("ASC") topic 606-10-55-36 and 37, “Principal versus agent considerations”.

ii.
Revenues for Company’s fixed-price contracts are recognized using the time-elapsed output method because the Company transfers control evenly during execution of its projects. Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. The Company regularly monitors its estimates for progress on completion of a project and records changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

iii.
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

The Company accrues revenues for services rendered between the last billing date and the balance sheet date. Accordingly amounts for services, that the Company has performed and for which an invoice has not yet been issued to the client are presented as a part of contract assets as receivables.
The Company defers the revenues and related cost of revenue during the period while production set-ups are underway and recognize such revenues and costs ratably over the period during which the related services are expected to be performed. The deferred costs are limited to the amounts of the deferred revenues. Deferred revenue also includes the amount for which the services have been rendered but the other conditions of revenue recognition are not met, for example where the Company does not have the persuasive evidence of the arrangements.
Reimbursements of out-of-pocket expenses received from clients are included as part of revenues.

Payment terms
All Contracts entered into by the Company specify the payment terms. Usual payment terms range between 30-60 days. The Company does not have any extended payment terms clauses in existing contracts. At times the Company does enter into fixed price contracts and software licenses involving significant implementation wherein the milestones are defined such that the

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

Company can recover the costs with a reasonable margin. The payment terms do not have any linkage to segment or types of contracts, as they are defined for each contract separately.

Variable Consideration
Variability in the transaction price arises primarily due to service level agreements, cost of living adjustments, and pre-payment and volume discounts.
The Company considers its experience with similar transactions and expectations regarding the contract in estimating the amount of variable consideration that should be recognized during a period.
The Company believes that the expected value method is most appropriate for determining the variable consideration since the company has large number of contracts with similar nature of transactions/services.

Allocation of transaction price to performance obligations
The transaction price is allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated by reference to the total transaction price less the sum of the observable standalone selling prices of other goods or services promised in the contract.  In assessing whether to allocate variable consideration to a specific part of the contract, the Company considers the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract.

Practical expedients and exemptions
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

(f) Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. This ASU requires recording a right-of-use asset and lease obligation for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of this ASU must be calculated using the applicable incremental borrowing rate at the date of adoption. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and the implementation approach to be used.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment should be applied through a modified retrospective approach. Early adoption as of the fiscal years beginning after December 15, 2018 is permitted. The adoption of this ASU is not expected to have a material effect on the Company's consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

(g) Recently Adopted Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Refer to Note 4 to the unaudited consolidated financial statements for details.
In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments are an improvement to US GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its unaudited consolidated statements of cash flows.
In November 2016, FASB issued ASU No. 2016-18, Statement of cash flows (Topic 230) - Restricted cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this update require that a statement of cash flows should explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. Early adoption is permitted with an adjustment reflected as of the beginning of the fiscal year in which the amendment is adopted. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its unaudited consolidated statements of cash flows. Refer to Note 6 to the unaudited consolidated financial statements for details.
In January 2017, FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. The Company has adopted the guidance effective January 1, 2018. The adoption does not have any material effect on its unaudited consolidated financial statements.
In March, 2017, FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The update also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. The Company has adopted the guidance retrospectively to each period presented. Refer to Note 2(c) and Note 19 to the unaudited consolidated financial statements for details.
In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company has adopted the guidance effective January 1, 2018. The adoption does not have any material effect on its unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

3. Segment and Geographical Information

The Company operates in the BPM industry and is a provider of operations management and analytics services. The Company has eight operating segments, which are strategic business units that align its products and services with how it manages its business, approaches its key markets and interacts with its clients. Six of those operating segments provide BPM or “operations management” services, which the Company organizes into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments, the Company provides operations management services, which typically involve transfer to the Company of the business operations of a client, after which it administers and manages those operations for its client on an ongoing basis. The remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and the Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.

The Company presents information for the following reportable segments:

•	Insurance

•	Healthcare

•	Travel, Transportation and Logistics (“TT&L”)

•	Finance and Accounting (“F&A”)

•	Analytics, and

•	All Other (consisting of the Company's remaining operating segments, which includes the Banking and Financial Services, Utilities and Consulting operating segments).

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
Revenues and cost of revenues for the three months ended March 31, 2018 and 2017, respectively, for each of the reportable segments, are as follows:

	Three months ended March 31, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$63,903	$22,797	$17,499	$23,972	$21,700	$57,102	$206,973
Cost of revenues (exclusive of depreciation and amortization)	42,427	17,242	10,443	14,729	15,185	38,075	138,101
Gross profit	$21,476	$5,555	$7,056	$9,243	$6,515	$19,027	$68,872
Operating expenses							53,722
Foreign exchange gain, interest expense and other income, net							3,611
Income tax benefit							(4,453)
Loss from equity-method investment							56
Net income							$23,158

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

	Three months ended March 31, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$55,921	$18,932	$17,043	$21,014	$21,116	$49,007	$183,033
Cost of revenues (exclusive of depreciation and amortization)*	38,030	12,309	10,138	12,426	14,413	31,756	119,072
Gross profit*	$17,891	$6,623	$6,905	$8,588	$6,703	$17,251	$63,961
Operating expenses*							46,749
Foreign exchange gain, interest expense and other income, net*							3,136
Income tax expense							3,560
Net income							$16,788

*The Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded along with the underlying hedged item in the same income statement line as either part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, "Depreciation and Amortization”, as applicable. Refer to Note 16 to the unaudited consolidated financial statements for details.

Net revenues of the Company by service type, were as follows:

	Three months ended March 31,
	2018	2017
BPM and related services (1)	$149,871	$134,026
Analytics services	57,102	49,007
Total	$206,973	$183,033

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and consulting operating segment, which provides services related to operations management services. See reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended March 31,
	2018	2017
Revenues, net
United States	$171,198	$150,281
Non-United States
United Kingdom	28,016	26,082
Rest of World	7,759	6,670
Total Non-United States	35,775	32,752
	$206,973	$183,033

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

Property and equipment, net by geographic area, were as follows:

	As of
	March 31, 2018	December 31, 2017
Property and equipment, net
India	$37,469	$39,143
United States	19,249	16,371
Philippines	7,301	8,217
Rest of World	3,729	3,026
	$67,748	$66,757
4. Revenues, net
Adoption of ASU 2014-09 Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method and applied its guidance to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.The Company recorded a net addition to opening equity of $454 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily due to new contract acquisition costs.
The adoption of Topic 606 did not have a significant impact on the measurement or recognition of revenues during the three months ended March 31, 2018.
Refer to Note 3 to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable and contract liabilities from contracts with customers:

	As of
	March 31, 2018	December 31, 2017
Accounts Receivable, net	$137,150	$135,705
Contract Liabilities
Deferred revenue	$10,375	$9,311

Accounts receivable includes $58,381 and $49,125 as of March 31, 2018 and December 31, 2017, respectively, representing amounts not billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
Contract liabilities represent deferred revenue on account of payments received in advance from customers and are included within current liabilities. Contract liabilities are recognized as revenue as (or when) we perform under the contract.
Revenue recognized in the reporting period that was included in the contract liabilities balance at the beginning of the period is $3,710.

Contract acquisition costs
As of January 1, 2018, we capitalized $454 as contract acquisition costs related to contracts that were not completed. Further we capitalized an additional $672 and amortized $73 during the three months ended March 31, 2018. There was no impairment loss in relation to costs capitalized. The capitalized costs will be amortized on a straight line basis over the life of contract.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

5. Earnings Per Share
Basic earnings per share is computed by dividing net income to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents (outstanding stock options, restricted stock and restricted stock units) issued and outstanding at the reporting date, using the treasury stock method. Stock options, restricted stock and restricted stock units that are anti-dilutive are excluded from the computation of weighted average shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2018	2017
Numerator:
Net income	$23,158	$16,788
Denominators:
Basic weighted average common shares outstanding	34,446,265	33,845,560
Dilutive effect of share based awards	856,661	1,263,322
Diluted weighted average common shares outstanding	35,302,926	35,108,882
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.67	$0.50
Diluted	$0.66	$0.48
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	148,522	452,988
6. Cash, Cash Equivalents and Restricted Cash
For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	March 31, 2018	March 31, 2017
Cash and cash equivalents	$69,955	$91,700
Restricted cash (current)	2,727	2,691
Restricted cash (non-current)	3,783	3,657
	$76,465	$98,048

7. Other Income, net
Other income, net consists of the following:

	Three months ended March 31,
	2018	2017
Interest and dividend income	$308	$672
Gain on sale of mutual funds	3,133	1,783
Others, net	93	731
Other income, net	$3,534	$3,186

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

8. Property and Equipment, net
Property and equipment, net consist of the following:

	Estimated useful lives	As of
	(Years)	March 31, 2018	December 31, 2017
Owned Assets:
Network equipment and computers	3-5	$77,260	$77,587
Software	3-5	61,160	59,325
Leasehold improvements	3-8	38,769	38,857
Office furniture and equipment	3-8	19,759	19,667
Motor vehicles	2-5	624	638
Buildings	30	1,220	1,245
Land	—	798	815
Capital work in progress	—	12,006	9,184
		211,596	207,318
Less: Accumulated depreciation and amortization		(144,278)	(141,059)
		$67,318	$66,259
Assets under capital leases:
Leasehold improvements		$903	$941
Office furniture and equipment		140	167
Motor vehicles		647	710
		1,690	1,818
Less: Accumulated depreciation and amortization		(1,260)	(1,320)
		$430	$498
Property and equipment, net		$67,748	$66,757
Capital work in progress represents advances paid towards acquisition of property and equipment and cost incurred to develop software not yet ready to be placed in service.
The depreciation and amortization expense excluding amortization of acquisition-related intangibles recognized in the consolidated statements of income was as follows:

	Three months ended March 31,
	2018	2017
Depreciation and amortization expense	$6,557	$5,874
Effective January 1, 2017, the depreciation and amortization expenses set forth above includes the effect of foreign exchange gain upon settlement of cash flow hedges, amounting to $151 and $54 for the three months ended March 31, 2018 and 2017, respectively. Refer to Note 16 to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

Internally developed software costs, included under Software, was as follows:

	As of
	March 31, 2018	December 31, 2017
Internally Developed Software Cost	$3,864	$2,571
Less : Accumulated amortization	1,194	976
	$2,670	$1,595

9. Business Combinations, Goodwill and Intangible Assets
Health Integrated, Inc.
On December 22, 2017, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement to acquire substantially all the assets and assumed certain liabilities of Health Integrated, Inc. (“Health Integrated”), a company based in Tampa, Florida. The initial purchase price consisted of $22,577 in cash including working capital adjustment. The purchase agreement allows sellers the ability to earn up to $5,000 as earn-out, based on the achievement of certain performance goals by Health Integrated during the 2018 calendar year. The earn-out was fair valued at $920 as of December 31, 2017. As of March 31, 2018 the earn-out has been fair valued at Nil upon receipt of additional information which existed at the acquisition date, however, was gathered subsequently.
A portion of the purchase price otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Asset Purchase Agreement.
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
The Company is in the process of finalizing its allocation of purchase price to the net tangible and intangible assets. During the three months ended March 31, 2018, the Company gathered additional information subsequent to the closing date that affected the allocation of purchase price.
The below allocation is based on such additional information gathered:

Amount
Tangible Assets	$5,475
Liabilities	(5,733)
Identifiable Intangible Assets:
Customer relationships	6,760
Developed technology	1,510
Trade names and trademarks	570
Goodwill	14,229
Total purchase price	$22,811

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

Goodwill
The following table sets forth details of the Company’s goodwill balance as of March 31, 2018:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance as at January 1, 2017	$38,110	$19,276	$12,983	$47,537	$5,326	$63,538	$186,770
Acquisitions	—	15,957	—	—	—	—	15,957
Currency translation adjustments	223	—	696	835	—	—	1,754
Balance as at December 31, 2017	$38,333	$35,233	$13,679	$48,372	$5,326	$63,538	$204,481
Measurement period adjustments*		(1,728)					(1,728)
Currency translation adjustments	93	—	(232)	(277)	—	—	(416)
Balance as at March 31, 2018	$38,426	$33,505	$13,447	$48,095	$5,326	$63,538	$202,337

* Represents adjustments of $1,728 that have been identified during the three months ended March 31, 2018 to the provisional amounts of net tangible assets acquired and the earn-out with the corresponding offsets to goodwill. These adjustments are within the measurement period and have been accounted for prospectively. These adjustments did not have a significant impact on the Company’s unaudited consolidated statements of income, balance sheets or cash flows.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$82,218	$(46,347)	$35,871
Leasehold benefits	2,831	(2,595)	236
Developed technology	15,894	(9,731)	6,163
Non-compete agreements	2,045	(1,820)	225
Trade names and trademarks	5,959	(4,250)	1,709
	$108,947	$(64,743)	$44,204
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$109,847	$(64,743)	$45,104

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$82,165	$(43,667)	$38,498
Leasehold benefits	2,888	(2,596)	292
Developed technology	15,835	(8,749)	7,086
Non-compete agreements	2,045	(1,780)	265
Trade names and trademarks	5,951	(4,034)	1,917
	$108,884	$(60,826)	$48,058
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$109,784	$(60,826)	$48,958
The amortization expense for the period is as follows:

	Three months ended March 31,
	2018	2017
Amortization expense	$3,947	$3,498
The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	5.24
Leasehold benefits	1.17
Developed technology	3.06
Non-compete agreements	1.45
Trade names and trademarks (Finite lived)	4.28

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

Estimated amortization of intangible assets during the next twelve months ending March 31,
2019	$14,329
2020	11,150
2021	4,522
2022	3,887
2023	3,074
2024 and thereafter	7,242
Total	$44,204

10. Investment in equity affiliate
On December 12, 2017, the Company acquired preferred stock in Corridor Platform Inc. (“Corridor”), a big data credit risk management platform for $3,000. The Company has determined that based on its ownership interest and other rights, Corridor is an equity affiliate. The Company has the right and option to acquire additional preferred stock from Corridor as per the terms of the agreement. The Company's proportionate share of net loss for the three months ended March 31, 2018 was $56.
11. Other current assets
Other current assets consist of the following:

	As of
	March 31, 2018	December 31, 2017
Derivative instruments	$8,556	$10,938
Advances to suppliers	2,547	2,451
Receivables from statutory authorities	9,107	7,598
Others	8,067	8,595
Other current assets	$28,277	$29,582
12. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2018	December 31, 2017
Accrued expenses	$42,401	$43,235
Derivative instruments	1,909	555
Client liabilities	5,500	8,982
Other current liabilities	11,338	8,594
Accrued expenses and other current liabilities	$61,148	$61,366

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

13. Other non-current liabilities
Other non-current liabilities consist of the following:

	As of
	March 31, 2018	December 31, 2017
Derivative instruments	$1,950	$322
Unrecognized tax benefits	892	892
Deferred rent	7,917	8,176
Retirement benefits	3,322	3,377
Other non-current liabilities	1,181	3,435
Non-current liabilities	$15,262	$16,202

14. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC topic 815. Changes in the fair values of contracts are recognized in accumulated other comprehensive loss on the Company's consolidated balance sheet until the settlement of those contracts. The balances as of March 31, 2018 and December 31, 2017 are as follows:

	As of
	March 31, 2018	December 31, 2017
Cumulative foreign currency translation (loss)	$(66,216)	$(58,405)
Unrealized gain on cash flow hedges, net of taxes of $3,342 and $4,918, respectively	5,823	11,932
Retirement benefits, net of taxes of ($73) and ($74), respectively	723	763
Accumulated other comprehensive loss	$(59,670)	$(45,710)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2018 and December 31, 2017. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of March 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$154,561	$—	$—	$154,561
Derivative financial instruments	—	13,240	—	13,240
Total	$154,561	$13,240	$—	$167,801
Liabilities
Derivative financial instruments	$—	$3,859	$—	$3,859
Total	$—	$3,859	$—	$3,859

As of December 31, 2017	Level 1	Level 2	Level 3	Total
As of Assets
Money market and mutual funds*	$162,906	$—	$—	$162,906
Derivative financial instruments	—	18,298	—	18,298
Total	$162,906	$18,298	$—	$181,204
Liabilities
Derivative financial instruments	$—	$877	$—	$877
Fair value of earn-out consideration	—	—	920	920
Total	$—	$877	$920	$1,797

* Represents short-term investments carried on fair value option under ASC 825 “Financial Instruments” as of March 31, 2018 and December 31, 2017.
Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer to Note 16 to the unaudited consolidated financial statements for further details.
Fair value of earn-out consideration: The fair value measurement of earn-out consideration is determined using Level 3 inputs. The Company’s earn-out consideration represents a component of the total purchase consideration for its acquisition of Health Integrated. The measurement was calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by Health Integrated during the 2018 calendar year. The earn-out was fair valued at $920 as of December 31, 2017. As of March 31, 2018, the earn-out has been fair valued at Nil upon receipt of additional information which existed at the acquisition date, however, was gathered subsequently.
16. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $356,220 as of March 31, 2018 and $300,757 as of December 31, 2017.
Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) are recorded along with the underlying hedged item in the same line of consolidated statements of income as either part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, “Depreciation and amortization”, as applicable.
Prior to January 1, 2017, the resultant foreign exchange gain/(loss) on settlement of cash flow hedges and changes in the fair value of cash flow hedges deemed ineffective were recorded in “Foreign exchange gain, net” in the consolidated statements of income.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/(loss). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. Pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $107,480 and GBP 16,976 as of March 31, 2018 and amounted to $98,967 and GBP 17,947 as of December 31, 2017.
The Company estimates that approximately $6,742 of net derivative gains included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2018. At March 31, 2018, the maximum outstanding term of the cash flow hedges was 45 months.
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
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments :	As of
Foreign currency exchange contracts	March 31, 2018	December 31, 2017
Other current assets	$8,512	$10,892
Other assets	$4,684	$7,360
Accrued expense and other current liabilities	$1,770	$481
Other non-current liabilities	$1,950	$322

Derivatives not designated as hedging instruments :	As of
Foreign currency exchange contracts	March 31, 2018	December 31, 2017
Other current assets	$44	$46
Accrued expense and other current liabilities	$139	$74

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
Forward Exchange Contracts :	2018	2017
(Gain)/loss recognized in AOCI
Derivatives in cash flow hedging relationships	$5,014	$(9,029)

(Gain)/loss recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$2,928	$(2,622)

Location and amount of (gain)/loss recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended March 31,
	2018		2017
	As per unaudited consolidated statements of income	(Gain)/loss on foreign currency exchange contracts	As per unaudited consolidated statements of income	(Gain)/loss on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where (gain)/loss was reclassed from AOCI

Cost of revenues	$138,101	$(2,145)	$119,072	$(730)
General & administrative expenses	$29,266	(331)	$24,037	(141)
Selling & marketing expenses	$13,952	(33)	$13,340	(18)
Depreciation & amortization	$10,504	(162)	$9,372	(41)
		$(2,671)		$(930)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where (gain)/loss was recognized

Foreign exchange (gain)/loss, net	$(615)	$2,928	$(382)	$(2,622)
	$(615)	$2,928	$(382)	$(2,622)
17. Borrowings
On October 24, 2014, the Company entered into a credit agreement that provided for a $50,000 revolving credit facility (the “Credit Facility”). On February 23, 2015, the Company increased the commitments under the Credit Facility by up to an additional $50,000. The Credit Facility had a maturity date of October 24, 2019 and was voluntarily pre-payable from time to time without premium or penalty. On November 21, 2017, the Company prepaid all outstanding amounts, including accrued interest and fees, and terminated all commitments, under the Credit Agreement. The Credit Facility carried an effective interest rate of 2.5% per annum during the three months ended March 31, 2017.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

On November 21, 2017, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement provides for a $200,000 revolving credit facility (the “New Credit Facility”) with an option to increase the commitments by up to $100,000, subject to certain approvals and conditions as set forth in the New Credit Agreement. The New Credit Agreement also includes a letter of credit sub facility. The New Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the New Credit Agreement were used to repay amounts outstanding under the Credit Facility and may otherwise be used for working capital and general corporate purposes, including permitted acquisitions.
Depending on the type of borrowing, loans under the New Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the New Credit Agreement are subject to a commitment fee, which is also tied to the Company’s total net leverage ratio, and ranges from 0.15%to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The New Credit Facility carried an effective interest rate of 3.3% per annum during the three months ended March 31, 2018.
Obligations under the New Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The New Credit Agreement contains affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the New Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both as defined for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of March 31, 2018, the Company was in compliance with all financial and non-financial covenants listed under the New Credit Agreement.
As of March 31, 2018, we had outstanding debt of $67,000, which is included under "long-term borrowings" in the unaudited consolidated balance sheets. As of December 31, 2017, we had an outstanding debt of $60,000, of which $10,000 was included under "current portion of long-term borrowings" and the balance of $50,000 was included under "long-term borrowings" in the consolidated balance sheets.
In connection with the New Credit Agreement, the Company incurred issuance costs of $790, which are deferred and amortized as an adjustment to interest expense over the term of the New Credit Facility. The unamortized debt issuance costs as of March 31, 2018 and December 31, 2017 was $733 and $773, respectively, and is included under "other current assets" and “other assets” in the unaudited consolidated balance sheets.
Borrowings also includes structured payables which are in the nature of debt, amounting to $673, of which $318 and $355 is included under "current portion of long-term borrowings" and "long-term borrowings", respectively, in the unaudited consolidated balance sheet as of March 31, 2018.
18. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended March 31, 2018 and 2017, the Company acquired 41,811 and 62,784 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $2,565 and $2,913, respectively. The weighted average purchase price per share of $61.34 and $46.39, respectively, was the average of the high and low price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
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
On February 28, 2017, the Company’s Board of Directors authorized an additional common stock repurchase program (the “2017 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2017 through 2019 up to an aggregate additional amount of $100,000. The approval increased the 2017 authorization from $20,000 to $40,000 and authorizes stock repurchases of up to $40,000 in each of 2018 and 2019.
During the three months ended March 31, 2018, the Company purchased 182,182 shares of its common stock, for an aggregate purchase price of approximately $10,939, including commissions, representing an average purchase price per share of $60.05 under the 2017 Repurchase Program.
During the three months ended March 31, 2017, the Company purchased 193,962 shares of its common stock for an aggregate purchase price of $9,000, including commissions, representing an average purchase price per share of $46.40 under the 2014 and 2017 Repurchase Programs.
Repurchased shares have been recorded as treasury shares and will be held until the Board of Directors designates that these shares be retired or used for other purposes.
19. Employee Benefit Plans
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
Components of net periodic benefit cost:

	Three months ended March 31,
	2018	2017
Service cost	$438	$484
Interest cost	180	162
Expected return on plan assets	(124)	(107)
Amortization of actuarial (gain)/loss	(39)	69
Net periodic benefit cost	$455	$608

On January 1, 2018, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Pursuant to this, the Company presented service cost separately from other components of net periodic costs for all periods presented. The interest cost, expected return on plan assets and amortization of actuarial (gain)/loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

The effect of the retrospective presentation change related to the net periodic cost of our defined benefit Gratuity Plan on applicable lines of our unaudited consolidated statements of income was as follows -

	Three months ended March 31, 2017
	As revised	Previously reported*	Effect of change Higher/(Lower)
Location in unaudited consolidated statements of income
Cost of revenues	$119,072	$119,182	$(110)
General and administrative expenses	$24,037	$24,050	$(13)
Selling and marketing expenses	$13,340	$13,341	$(1)
Other income, net	$(3,186)	$(3,310)	$(124)
* Adjusted for the impact of adoption of ASU 2017-12. Refer to Note 16 of the unaudited consolidated financial statements.
The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 7.8% on these Gratuity Plans for the three months ended March 31, 2018.

Change in Plan Assets
Plan assets at January 1, 2018	$6,915
Actual return	114
Employer contribution	—
Benefits paid	(321)
Effect of exchange rate changes	(136)
Plan assets at March 31, 2018	$6,572
The Company maintains several 401(k) plans (the "401(k) Plans") under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. Accruals and contributions to the 401(k) Plans amounting to $1,230 and $1,068 were made during the three months ended March 31, 2018 and 2017, respectively.
During the three months ended March 31, 2018 and 2017, the Company contributed $1,914 and $1,713, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, and Singapore.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

20. Leases
The Company finances its use of certain motor vehicles and other equipment under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of March 31, 2018 are as follows:

During the next twelve months ending March 31,
2019	$301
2020	177
2021	104
2022	48
Total minimum lease payments	630
Less: amount representing interest	102
Present value of minimum lease payments	528
Less: current portion	246
Long term capital lease obligation	$282

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates. Future minimum lease payments under such agreements expiring after March 31, 2018 are set forth below:

During the next twelve months ending March 31,
2019	$19,740
2020	16,538
2021	14,755
2022	11,740
2023	10,244
2024 and thereafter	26,260
$99,277

Rent expense
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent expense on such leases on a straight-line basis over cancelable and non-cancelable lease period determined under ASC topic 840, Leases:

	Three months ended March 31,
	2018	2017
Rent expense	$6,422	$5,667

Deferred rent

	As of
	March 31, 2018	December 31, 2017
Cancelable and non-cancelable operating leases	$8,849	$8,959
Deferred rent is included under “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the unaudited consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

21. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company recorded income tax (benefit)/expense of $(4,453) and $3,560 for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate decreased from 17.5% during the three months ended March 31, 2017 to (23.7%) during the three months ended March 31, 2018 primarily as a result of: (i) an adjustment of $4,836 reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the year-ended December 31, 2017, (ii) a reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, and (iii) excess tax benefits related to stock awards of $4,827 pursuant to ASU No. 2016-09 during the three months ended March 31, 2018 compared to $2,057 during the three months ended March 31, 2017.
The SEC staff issued Staff Accounting Bulletin ("SAB 118"), which provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform Act.
The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current E&P of the Company's foreign subsidiaries. The Company was able to reasonably estimate the Transition Tax and recorded an initial provisional Transition Tax obligation of $27,236, with a corresponding adjustment of $27,236 to income tax expense for the year ended December 31, 2017. On the basis of additional technical research and analysis, the Company recognized a measurement-period reduction of $4,836 to the Transition Tax obligation, with a corresponding adjustment of $4,836 to the income tax expense during the three months ended March 31, 2018. As of March 31, 2018 total Transition Tax obligation of $22,400 has been recorded, with a corresponding adjustment of $22,400 to the income tax expense. However, the Company continues to gather additional information to more precisely compute the amount of the Transition Tax, and its accounting for this item is not yet complete because of, among other things, changes in the interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service ("I.R.S."), and actions the Company may take. The Company expects to complete its accounting within the prescribed measurement period.
As noted at year-end, the Company was able to reasonably estimate and record provisional adjustments associated with the corporate rate change in the amount of $1,949. The Company has not made any additional measurement period adjustment related to this item during the quarter because it continues to evaluate potential method changes and implications of certain provisions of the Act, as well as additional guidance provided by the tax authorities. The Company continues to gather additional information and expects to complete its accounting within the prescribed measurement period.
22. Stock-Based Compensation
The following costs related to the Company’s stock-based compensation plans are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2018	2017
Cost of revenues	$1,093	$1,210
General and administrative expenses	2,250	2,596
Selling and marketing expenses	1,731	2,150
Total	$5,074	$5,956
As of March 31, 2018, the Company had 912,584 shares available for grant under the 2015 Plan.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Weighted Avg Remaining Contractual Life (Years)
Outstanding at December 31, 2017	259,563	$18.03	$10,985	2.76
Granted	—	—
Exercised	(25,000)	17.22	1,092
Forfeited	—	—
Outstanding at March 31, 2018	234,563	$18.12	$8,832	2.60
Vested and exercisable at March 31, 2018	234,563	$18.12	$8,832	2.60
The unrecognized compensation cost for unvested options as of March 31, 2018 is Nil.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2017*	182,267	$42.64	1,046,999	$42.26
Granted	—	—	347,802	60.61
Vested	(36,639)	35.91	(364,590)	38.84
Forfeited	(5,098)	52.41	(6,133)	49.44
Outstanding at March 31, 2018*	140,530	$44.04	1,024,078	$49.67

* As of March 31, 2018 and December 31, 2017 restricted stock units vested for which the underlying common stock is yet to be issued are 148,337 and 146,112, respectively.
As of March 31, 2018, unrecognized compensation cost of $50,335 is expected to be expensed over a weighted average period of 2.94 years.
Performance Based Stock Awards
Performance based restricted stock unit (the “PRSUs”) activity under the Company’s stock-based compensation plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2017	113,190	$48.13	113,174	$60.80
Granted	55,268	60.58	55,262	70.97
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2018	168,458	$52.21	168,436	$64.14

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

As of March 31, 2018, unrecognized compensation cost of $12,137 is expected to be expensed over a weighted average period of 2.25 years.

23. Related Party Disclosures
The Company provides consulting services to PharmaCord, LLC.  One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of $199 and $477 in the three months ended March 31, 2018 and 2017, respectively, for services provided.
As of March 31, 2018 and December 31, 2017, the Company had accounts receivable of $8 and $140, respectively, related to these services.

24. Commitments and Contingencies
Fixed Asset Commitments
At March 31, 2018, the Company has committed to spend approximately $6,852 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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
The aggregate disputed amount demanded by Indian tax authorities from the Company primarily related to its transfer pricing issues for years ranging from tax years 2003 to 2014 and its permanent establishment issues ranging from tax years 2003 to 2007 as of March 31, 2018 and December 31, 2017 is $17,706 and $18,065, respectively, of which the Company has made payments or provided bank guarantee to the extent $8,742 and $8,573, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,709 and $6,499 as of March 31, 2018 and December 31, 2017, respectively, are included in “Other assets” and amounts for bank guarantees aggregating to $2,033 and $2,074 as of March 31, 2018 and December 31, 2017, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of March 31, 2018 and December 31, 2017.
Based on the facts underlying the Company’s position and its experience with these types of assessments, the Company believes that its position will more likely than not be sustained upon final examination by the tax authorities based on its technical merits as of the reporting date and accordingly has not accrued any amount with respect to these matters in its consolidated financial statements. The Company does not expect any impact from these assessments on its future income tax expense. It is possible that

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2018
(In thousands, except share and per share amounts)

the Company might receive similar orders or assessments from tax authorities for subsequent years. Accordingly even if these disputes are resolved, the Indian tax authorities may still serve additional orders or assessments.
In March 2017, the Company was named in a putative class action lawsuit filed in California, which included several causes of action seeking damages but did not include a monetary demand. The Company filed its answer in April 2017 vigorously denying the allegations. Both parties agreed to participate in a court-approved mediation which occurred in March 2018. The parties reached an agreement in principle whereby the Company, without any admission of wrongdoing or liability, would pay $2,400 to settle the litigation, which amount has been accrued under “General and administrative expenses” for the three months ended March 31, 2018. The agreement remains subject to final court approval, which is expected to occur in the fourth quarter of 2018 although there can be no guarantee as to approval or timing.

25. Subsequent Event

On April 28, 2018, the Company entered into an Agreement of Merger (the “Merger Agreement”) for the acquisition of SCIOInspire Holdings Inc. (“SCIO”), a West Hartford CT-based healthcare analytics solution and services company. The acquisition would combine the Company’s healthcare and analytics businesses with SCIO’s healthcare analytics solutions and services. SCIO generates revenues from two healthcare areas, payment integrity and care optimization. The aggregate merger consideration is $240,000, subject to adjustment based on, among other things, SCIO’s cash, debt, working capital position and other adjustments set forth in the Merger Agreement. The Company intends to fund the purchase consideration with available cash on hand and borrowing from its credit facility. The acquisition is expected to close in the next three months, subject to the fulfillment of certain closing conditions, including regulatory and other customary consents.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Some of the statements in the following discussion are forward looking statements. Dollar amounts within Item 2 are presented as actual, approximated, dollar amounts.
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
These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.
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
We operate in the business process management (“BPM”) industry and we provide operations management and analytics services. Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Six of those operating segments provide BPM or “operations management” services, which we organize into industry focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company of the business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific digital transformational services related to operations management services, and our Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
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
The acquisition of Health Integrated is included in the Healthcare reportable segment. Health Integrated is a Florida based care management company that provides end-to-end analytics- and behavioral IP-enabled care management services including case management, utilization management, disease management, special needs programs, and multi-chronic care management on behalf of health plans. Health Integrated serves millions of lives in the Medicaid, Medicare, and dual eligible populations.
Revenues
For the three months ended March 31, 2018, we had revenues of $207.0 million compared to revenues of $183.0 million for the three months ended March 31, 2017, an increase of $24.0 million, or 13.1%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating 82.7% and 13.5%, respectively, of our total revenues for the three months ended March 31, 2018, and 82.1% and 14.2%, respectively, of our revenues for the three months ended March 31, 2017.
For the three months ended March 31, 2018 and 2017, our total revenues from our top ten clients accounted for 39.6% and 38.8% of our total revenues, respectively. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.

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
Our operations management solutions typically involve the transfer to the Company business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage the operations for our client on an ongoing basis. As part of this transfer, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement.
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. For Revenue Recognition refer to Note 2 to the unaudited consolidated financial statements contained herein.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(dollars in millions)
Revenues, net	$207.0	$183.0
Cost of revenues (exclusive of depreciation and amortization)	138.1	119.1
Gross profit	68.9	63.9
Operating expenses:
General and administrative expenses	29.2	24.0
Selling and marketing expenses	14.0	13.3
Depreciation and amortization	10.5	9.4
Total operating expenses	53.7	46.7
Income from operations	15.2	17.2
Foreign exchange gain, net	0.6	0.4
Interest expense	(0.5)	(0.4)
Other income, net	3.5	3.2
Income before income tax (benefit)/expense	18.8	20.4
Income tax (benefit)/expense	(4.5)	3.6
Loss from equity-method investment	0.1	—
Net income attributable to ExlService Holdings, Inc. stockholders	$23.2	$16.8

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues.

The following table summarizes our revenues by reportable segment for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,			Percentage change
	2018	2017	Change
	(dollars in millions)
Insurance	$63.9	$55.9	$8.0	14.3%
Healthcare	22.8	18.9	3.9	20.4%
Travel, Transportation and Logistics	17.5	17.1	0.4	2.7%
Finance and Accounting	24.0	21.0	3.0	14.1%
All Other	21.7	21.1	0.6	2.8%
Analytics	57.1	49.0	8.1	16.5%
Total revenues, net	$207.0	$183.0	$24.0	13.1%
Revenues for the three months ended March 31, 2018 were $207.0 million, up $24.0 million or 13.1%, compared to the three months ended March 31, 2017.
Revenue growth in Insurance of $8.0 million was driven by expansion of business from our new and existing clients of $7.3 million. The remaining increase of $0.7 million was attributable to the net impact of the appreciation of the South African Rand and Indian rupee against the U.S. dollar during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Insurance revenues were 30.9% and 30.6% of our total revenues in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, respectively.
Revenue growth in Healthcare of $3.9 million was primarily driven by our acquisition of Health Integrated in 2017 contributing $6.4 million. This was offset by lower revenues of $2.5 million due to the termination of client contracts. Healthcare revenues were 11.0% and 10.3% of our total revenues in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, respectively.
Revenue growth in Travel, Transportation and Logistics ("TT&L") of $0.4 million was primarily driven by net volume increases from our new and existing clients. TT&L revenues were 8.5% and 9.3% of our total revenues in three months ended March 31, 2018 compared to the three months ended March 31, 2017, respectively.
Revenue growth in Finance and Accounting ("F&A") of $3.0 million was driven by net volume increases from our new and existing clients of $2.5 million. The remaining increase of $0.5 million was due to the net impact of the appreciation of the Indian rupee against the U.S. dollar during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. F&A revenues were 11.6% and 11.5% of our total revenues in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, respectively.
Revenue growth in All Other of $0.6 million was driven by higher revenues in the Consulting operating segment, fully offset by lower revenue in our Banking and Financial Services and Utilities operating segments aggregating to an overall flat revenues. The revenues increased by $0.6 million due to the appreciation of the Indian rupee against the U.S. dollar during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. All Other revenues were 10.5% and 11.5% of our total revenues in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, respectively.
Revenue growth in Analytics of $8.1 million was driven by our recurring and project based engagements from our new and existing clients of $7.8 million. The remaining increase of $0.3 million was due to the net impact of the appreciation of U.K. pound sterling against U.S. dollar during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Analytics revenues were 27.6% and 26.8% of our total revenues in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended March 31,		Change	Percentage change	Three months ended March 31,		Change
	2018	2017			2018	2017
	(dollars in millions)
Insurance	$42.4	$38.0	$4.4	11.6%	33.6%	32.0%	1.6%
Healthcare	17.2	12.3	4.9	40.1%	24.4%	35.0%	(10.6)%
TT&L	10.5	10.1	0.4	3.0%	40.3%	40.5%	(0.2)%
F&A	14.7	12.4	2.3	18.5%	38.6%	40.9%	(2.3)%
All Other	15.2	14.5	0.7	5.4%	30.0%	31.7%	(1.7)%
Analytics	38.1	31.8	6.3	19.9%	33.3%	35.2%	(1.9)%
Total	$138.1	$119.1	$19.0	16.0%	33.3%	34.9%	(1.6)%
For the three months ended March 31, 2018, cost of revenues was $138.1 million compared to $119.1 million for the three months ended March 31, 2017, an increase of $19.0 million, or 16.0%. Our gross margin for the three months ended March 31, 2018 was 33.3% compared to 34.9% for three months ended March 31, 2017, a decrease of 160 basis points (“bps”).
The increase in cost of revenues in Insurance of $4.4 million was primarily due to an increase in employee-related costs of $2.5 million on account of higher headcount and wage inflation, technology and infrastructure costs of $0.4 million, travel costs of $0.6 million and other operating costs of $0.6 million. There was a net increase of $0.2 million due to foreign exchange gains and losses on settlement of cash flow hedges during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Gross margin in Insurance increased by 160 bps during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to higher revenues and margin expansion in existing clients.
The increase in cost of revenues in Healthcare of $4.9 million was primarily due to an increase in employee-related costs of $3.9 million on account of our acquisition of Health Integrated in 2017 and higher technology and infrastructure costs of $1.0 million. Gross margin in Healthcare decreased by 1,060 bps during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the impact of acquisition of Health Integrated and the termination of client contracts.
The increase in cost of revenues in TT&L of $0.4 million was primarily due to an increase in technology and infrastructure costs of $0.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Gross margin in TT&L decreased by 20 bps during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
The increase in cost of revenues in F&A of $2.3 million was primarily due to an increase in employee-related costs of $1.4 million on account of higher headcount and wage inflation, and technology and infrastructure costs of $0.5 million and travel costs of $0.2 million and other operating costs of $0.1 million. Gross margin in F&A decreased by 230 bps during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to higher operating expenses associated with the initiation of services for new clients.
The increase in cost of revenues in All Other of $0.7 million was primarily due to an increase in employee-related costs of $0.3 million on account of higher headcount and wage inflation, travel cost of $0.2 million and foreign exchange losses of $0.3 million. Gross margin in All Other decreased by 170 bps during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to lower revenues in our Banking and Financial Services and Utilities operating segments.
The increase in cost of revenues in Analytics of $6.3 million was primarily due to an increase in employee-related costs of $3.8 million on account of higher headcount and wage inflation, and an increase in technology and infrastructure costs of $0.7 million, travel costs of $0.4 million and other operating costs of $1.0 million. There was an increase of $0.3 million due to foreign exchange gains and losses on settlement of cash flow hedges during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Gross margin in Analytics decreased by 190 bps during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to higher operating costs.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,		Change	Percentage change
	2018	2017
	(dollars in millions)
General and administrative expenses	$29.2	$24.0	$5.2	21.8%
Selling and marketing expenses	14.0	13.3	0.7	4.6%
Selling, general and administrative expenses	$43.2	$37.3	$5.9	15.6%
As a percentage of revenues	20.9%	20.4%
The increase in SG&A expenses of $5.9 million was primarily due to an increase in employee-related costs and other operating expenses of $2.4 million related to our Health Integrated acquisition in 2017 and an increase of $2.4 million due to the recognition of a claim for litigation settlement during the three months ended March 31, 2018. There was a further increase of $1.0 million due to continued investments in strategic initiatives, product development, digital technology, advance automation and robotics.
Depreciation and Amortization.

	Three months ended March 31,		Change	Percentage change
	2018	2017
	(dollars in millions)
Depreciation expense	$6.6	$5.9	$0.7	11.6%
Intangible amortization expense	3.9	3.5	0.4	12.8%
Depreciation and amortization expense	$10.5	$9.4	$1.1	12.1%
As a percentage of revenues	5.1%	5.1%
The increase in intangibles amortization expense of $0.4 million was primarily due to amortization of intangibles associated with our Health Integrated acquisition in 2017. The increase in depreciation expense of $0.7 million was due to depreciation related to our new operating centers commenced during 2017 to support our business growth.

Income from Operations. Income from operations decreased by $2.0 million, or 12.0%, from $17.2 million for the three months ended March 31, 2017 to $15.2 million for the three months ended March 31, 2018. As a percentage of revenues, income from operations decreased from 9.4% for the three months ended March 31, 2017 to 7.3% for the three months ended March 31, 2018.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during 2017. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 66.46 during the three months ended March 31, 2017 to 64.64 during the three months ended March 31, 2018. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.24 during the three months ended March 31, 2017 to 1.40 during the three months ended March 31, 2018. The average exchange rate of the U.S. dollar against the Philippine peso increased from 50.05 during the three months ended March 31, 2017 to 51.85 during the three months ended March 31, 2018.
We recorded a net foreign exchange gain of $0.6 million for the three months ended March 31, 2018 compared to the net foreign exchange gain of $0.4 million for the three months ended March 31, 2017.

Interest expense. Interest expense increased from $0.4 million for the three months ended March 31, 2017 to $0.5 million for the three months ended March 31, 2018.

Other Income, net.

	Three months ended March 31,			Percentage change
	2018	2017	Change
	(dollars in millions)
Interest and dividend income	$0.3	$0.7	$(0.4)	(54.2)%
Gain on mutual fund investments	3.1	1.8	1.3	75.7%
Other, net	0.1	0.7	(0.6)	(87.3)%
Other income, net	$3.5	$3.2	$0.3	10.9%

Other income, net increased by $0.3 million, from $3.2 million for the three months ended March 31, 2017 to $3.5 million for the three months ended March 31, 2018 primarily due to a higher gain from mutual fund investments of $1.3 million during the three months ended March 31, 2018 compared to three months ended March 31, 2017. This increase is partially offset by a decrease in interest and dividend income of $0.4 million and other income, net of $0.6 million.
Income Tax Expense. The effective tax rate decreased from 17.5% for the three month ended March 31, 2017 to (23.7%) for the three month ended March 31, 2018 primarily as a result of: (i) adjustment of $4.8 million reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the year-ended December 31, 2017, (ii) a reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, and (iii) excess tax benefits related to stock awards of $4.8 million pursuant to ASU No. 2016-09 during the three months ended March 31, 2018 compared to $2.1 million during the three months ended March 31, 2017.
Net Income. Net income increased from $16.8 million for the three months ended March 31, 2017 to $23.2 million for the three months ended March 31, 2018, primarily due to lower income tax expense of $8.1 million, higher foreign exchange gain of $0.2 million and other income of $0.3 million, partially offset by a decrease in income from operations of $2.0 million. As a percentage of revenues, net income increased from 9.2% for the three months ended March 31, 2017 to 11.2% for the three months ended March 31, 2018.
Liquidity and Capital Resources

	Three months ended March 31,
	2018	2017
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$94.3	$220.4
Net cash (used for)/provided by operating activities	(8.0)	6.0
Net cash used for investing activities	(3.0)	(117.1)
Net cash used for financing activities	(6.2)	(11.8)
Effect of exchange rate changes	(0.6)	0.5
Closing cash, cash equivalents and restricted cash	$76.5	$98.0
As of March 31, 2018 and 2017, we had $94.3 million and $220.4 million, respectively, in cash, cash equivalents and restricted cash. We have not determined the extent, if any, to which we may repatriate funds held by our foreign subsidiaries in light of the current regulatory environment (including under the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Reform Act")) and because our future growth depends in part upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Not all of our undistributed foreign earnings may be available for repatriation due to foreign legal restrictions that require minimum reserves to be maintained in those countries. However, in light of the Tax Reform Act, such earnings have been subject to U.S. federal tax as a result of the mandatory repatriation provision. If we decide to repatriate such earnings, we may have to accrue further taxes associated with such earnings in accordance with local tax laws, rules and regulations in the relevant jurisdictions.
Operating Activities: Cash flows used for operating activities were $8.0 million for the three months ended March 31, 2018 as compared to cash flows provided by operating activities of $6.0 million during the three months ended March 31, 2017. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.
Cash flows from operating activities decreased by $14.0 million from a cash flow from operating activities of $6.0 million for the three months ended on March 31, 2017 to a negative cash flow from operating activities of $8.0 million for the three months ended March 31, 2018. This decrease was due to an increase in working capital of $43.6 million during the three months ended March 31, 2018 as compared to $24.1 million during the three months ended March 31, 2017. This was partially offset by higher net income of $6.4 million from $16.8 million for three months ended March 31, 2017 to $23.2 million for three months ended March 31, 2018. The increase in working capital was primarily due to an increase in advance tax, prepaid expenses, other operating assets and a decrease in accrued employee costs and accounts payable offset by a decrease in accounts receivable and an increase in accrued expenses and other liabilities.
Investing Activities: Cash flows used for investing activities decreased from $117.1 million for the three months ended March 31, 2017 to $3.0 million for the three months ended March 31, 2018. The decrease was primarily due to net cash used for purchase of investments of $106.9 million, during the three months ended March 31, 2017 compared to net proceeds from redemption of investments of $10.1 million during the three months ended March 31, 2018.
Financing Activities: Cash flows used for financing activities were $6.2 million during the three months ended March 31, 2018 as compared to cash flows used for financing activities of $11.8 million during the three months ended March 31, 2017. The decrease in cash flows used for financing activities was primarily due to net borrowings of $7.0 million (net of repayments) under our New Credit Facility (as described below in “Financing Arrangements”) during the three months ended March 31, 2018. This decrease was partially offset by higher purchases of treasury stock by $1.6 million under our share repurchase program during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we expect to continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $12.7 million of capital expenditures in the three months ended March 31, 2018. We expect to incur capital expenditures of between $35.0 million to $40.0 million in 2018, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation & robotics and infrastructure.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (refer to Note 24 to our unaudited consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.
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

Refer to Note 17 to our unaudited consolidated financial statements herein for further details on our debt facilities.
As of March 31, 2018, we had outstanding debt of $67.0 million under the New Credit Agreement, which is presented under "long-term borrowings" in the unaudited consolidated balance sheets. As of December 31, 2017, we had outstanding debt of $60.0 million, of which $10.0 million was presented under "current portion of long-term borrowings" and the balance of $50.0 million was presented under "long-term borrowings" in the unaudited consolidated balance sheets.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2018:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.3	$0.3	$—	$—	$0.6
Operating leases(a)	19.7	31.3	22.0	26.3	99.3
Purchase obligations	6.9	—	—	—	6.9
Other obligations(b)	2.0	3.3	2.3	3.2	10.8
Borrowings:
Principal payments	0.3	40.4	27.0	—	67.7
Interest payments(c)	2.4	3.4	1.0	—	6.8
Total contractual cash obligations(d)	$31.6	$78.7	$52.3	$29.5	$192.1

(a)	Represents minimum lease payments payable for cancellable and non-cancellable lease period.

(b)	Represents estimated payments under the Gratuity Plan.

(c)	Interest on borrowings is calculated based on the effective interest rate on the outstanding borrowings as of March 31, 2018.

(d)	Excludes $0.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, refer to Note 2—“Recent Accounting Pronouncements” to the unaudited consolidated financial statements contained herein.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2018, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     Other Information

ITEM 1.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please refer to Note 24 to the unaudited consolidated financial statements contained herein for details regarding certain contingent liabilities.

ITEM 1A.    Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2018, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2018 through January 31, 2018	93,174	62.08	69,594	35,676,208
February 1, 2018 through February 28, 2018	79,919	59.82	61,688	31,999,579
March 1, 2018 through March 31, 2018	50,900	57.74	50,900	29,060,626
Total	223,993	60.29	182,182	—

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

Date: May 1, 2018	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)