Form 10-Q
period 2018-06-30
ExlService Holdings, Inc.
filed 2018-08-02
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, there were 34,312,699 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,091	$86,795
Short-term investments	149,045	178,479
Restricted cash	2,256	3,674
Accounts receivable, net	147,099	135,705
Prepaid expenses	9,963	9,781
Advance income tax, net	11,278	8,801
Other current assets	23,002	29,582
Total current assets	426,734	452,817
Property and equipment, net	66,112	66,757
Restricted cash	3,645	3,808
Deferred taxes, net	12,702	8,585
Intangible assets, net	41,170	48,958
Goodwill	200,981	204,481
Other assets	36,033	36,369
Investment in equity affiliate	2,886	3,000
Total assets	$790,263	$824,775
Liabilities and equity
Current liabilities:
Accounts payable	$5,428	$5,918
Current portion of long-term borrowings	10,318	10,318
Deferred revenue	10,448	10,716
Accrued employee costs	33,338	55,664
Accrued expenses and other current liabilities	59,882	61,366
Current portion of capital lease obligations	223	267
Total current liabilities	119,637	144,249
Long term borrowings	57,326	50,391
Capital lease obligations, less current portion	270	331
Income taxes payable	8,721	13,557
Other non-current liabilities	18,830	16,202
Total liabilities	204,784	224,730
Commitments and contingencies (Refer to Note 25)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,583,160 shares issued and 34,288,314 shares outstanding as of June 30, 2018 and 36,790,751 shares issued and 33,888,733 shares outstanding as of December 31, 2017	38	37
Additional paid-in capital	334,643	322,246
Retained earnings	465,138	427,064
Accumulated other comprehensive loss	(87,621)	(45,710)
Total including shares held in treasury	712,198	703,637
Less: 3,294,846 shares as of June 30, 2018 and 2,902,018 shares as of December 31, 2017, held in treasury, at cost	(126,952)	(103,816)
Stockholders’ equity	$585,246	$599,821
Non-controlling interest	233	224
Total equity	$585,479	$600,045
Total liabilities and equity	$790,263	$824,775
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues, net	$210,112	$189,057	$417,085	$372,090
Cost of revenues(1)	139,649	123,734	277,750	242,806
Gross profit(1)	70,463	65,323	139,335	129,284
Operating expenses:
General and administrative expenses	27,640	24,425	56,906	48,462
Selling and marketing expenses	15,151	13,095	29,103	26,435
Depreciation and amortization	10,582	9,535	21,086	18,907
Total operating expenses	53,373	47,055	107,095	93,804
Income from operations	17,090	18,268	32,240	35,480
Foreign exchange gain, net	1,414	886	2,029	1,268
Interest expense	(706)	(465)	(1,244)	(897)
Other income, net	2,232	2,512	5,766	5,698
Income before income tax expense	20,030	21,201	38,791	41,549
Income tax expense	5,510	823	1,057	4,383
Loss from equity-method investment	58	—	114	—
Net income attributable to ExlService Holdings, Inc. stockholders	$14,462	$20,378	$37,620	$37,166
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.42	$0.60	$1.09	$1.10
Diluted	$0.41	$0.58	$1.07	$1.06
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	34,511,777	33,819,320	34,479,202	33,833,153
Diluted	35,142,388	34,993,226	35,222,838	35,051,767

(1) Exclusive of depreciation and amortization.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$14,462	$20,378	$37,620	$37,166
Other comprehensive (loss)/income:
Unrealized (loss)/gain on effective cash flow hedges, net of taxes ($3,573), $1,536, ($4,373) and $3,580, respectively	(8,656)	707	(12,870)	7,692
Foreign currency translation (loss)/gain	(18,219)	2,200	(26,030)	13,843
Reclassification adjustments
Gain on cash flow hedges, net of taxes ($426), ($607), ($1,202) and ($891), respectively(1)	(1,041)	(1,376)	(2,936)	(2,022)
Retirement benefits, net of taxes ($3), $40, ($2) and $47, respectively(2)	(35)	31	(75)	93
Total other comprehensive (loss)/income	$(27,951)	$1,562	$(41,911)	$19,606
Total comprehensive (loss)/income	$(13,489)	$21,940	$(4,291)	$56,772

(1)
These are reclassified to net income and are included either in cost of revenues, or operating expenses, as applicable in the unaudited consolidated statements of income. Refer to Note 17 to the unaudited consolidated financial statements.

(2)	These are reclassified to net income and are included in other income, net in the unaudited consolidated statements of income. Refer to Note 20 to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2017	36,790,751	$37	$322,246	$427,064	$(45,710)	(2,902,018)	$(103,816)	$224	$600,045
Impact of adoption of Topic 606	—	—	—	454	—	—	—	—	454
Balance as of January 1, 2018	36,790,751	37	322,246	427,518	(45,710)	(2,902,018)	(103,816)	224	600,499
Stock issued on exercise/vesting of equity awards	792,409	1	430	—	—	—	—	—	431
Stock-based compensation	—	—	11,967	—	—	—	—	—	11,967
Acquisition of treasury stock	—	—	—	—	—	(392,828)	(23,136)	—	(23,136)
Non-controlling interest	—	—	—	—	—	—	—	9	9
Other comprehensive loss	—	—	—	—	(41,911)	—	—	—	(41,911)
Net income	—	—	—	37,620	—	—	—	—	37,620
Balance as of June 30, 2018	37,583,160	$38	$334,643	$465,138	$(87,621)	(3,294,846)	$(126,952)	$233	$585,479

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2016	35,699,819	$36	$284,646	$382,722	$(75,057)	(2,071,710)	$(60,362)	$193	$532,178
Impact of adoption of ASU 2016-09	—	—	5,999	(4,546)	—	—	—	—	1,453
Balance as of January 1, 2017	35,699,819	$36	$290,645	$378,176	$(75,057)	(2,071,710)	$(60,362)	$193	$533,631
Stock issued on exercise/vesting of equity awards	552,609	—	1,778	—	—	—	—	—	1,778
Stock-based compensation	—	—	11,063	—	—	—	—	—	11,063
Acquisition of treasury stock	—	—	—	—	—	(488,987)	(23,332)	—	(23,332)
Non-controlling interest	—	—	—	—	—	—	—	10	10
Other comprehensive income	—	—	—	—	19,606	—	—	—	19,606
Net income	—	—	—	37,166	—	—	—	—	37,166
Balance as of June 30, 2017	36,252,428	$36	$303,486	$415,342	$(55,451)	(2,560,697)	$(83,694)	$203	$579,922

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$37,620	$37,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,279	19,063
Stock-based compensation expense	11,967	11,063
Unrealized gain on short term investments	(3,940)	(2,246)
Unrealized foreign exchange (gain)/loss	(7,782)	1,643
Deferred income tax expense/(benefit)	543	(3,118)
Allowances for doubtful accounts receivable	(590)	—
Loss from equity-method investment	114	—
Others, net	123	27
Change in operating assets and liabilities:
Accounts receivable	(11,719)	(9,775)
Prepaid expenses and other current assets	(2,430)	7,161
Accounts payable	(1,343)	5,295
Deferred revenue	(199)	(2,367)
Accrued employee costs	(20,711)	(11,612)
Accrued expenses and other liabilities	2,753	(6,074)
Advance income tax, net	(7,605)	(1,117)
Other assets	(4,287)	(36)
Net cash provided by operating activities	13,793	45,073

Cash flows from investing activities:
Purchase of property and equipment	(19,296)	(20,447)
Business acquisition (net of cash acquired)	(495)	—
Purchase of investments	(40,663)	(169,422)
Proceeds from redemption of investments	60,811	39,475
Net cash provided by/(used for) investing activities	357	(150,394)

Cash flows from financing activities:
Principal payments on capital lease obligations	(83)	(94)
Proceeds from borrowings	12,000	—
Repayments of borrowings	(5,065)	—
Acquisition of treasury stock	(23,136)	(23,332)
Proceeds from exercise of stock options	431	1,778
Net cash used for financing activities	(15,853)	(21,648)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,582)	1,579
Net decrease in cash, cash equivalents, and restricted cash	(4,285)	(125,390)
Cash, cash equivalents, and restricted cash at beginning of period	94,277	220,394
Cash, cash equivalents, and restricted cash at end of period	$89,992	$95,004

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
June 30, 2018
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
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-07, Compensation -Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. Pursuant to this, the Company retrospectively adopted the presentation of service cost separate from other components of net periodic costs for each period presented. The interest cost, expected return on plan assets and amortization of actuarial gains / loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”. Refer to Note 20 to the unaudited consolidated financial statements for details.
(d) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Pursuant to the Company’s investment policy, surplus funds are invested in highly-rated debt mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds.
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments (refer to Note 25 to the unaudited consolidated financial statements for details). These deposits with banks have maturity dates after June 30, 2019. Restricted cash presented under current assets represents funds held on behalf of clients in dedicated bank accounts.
Effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. Pursuant to this adoption, for the purpose of unaudited statements of cash flows, the Company includes in its cash and cash-equivalent balances those amounts that have been classified as restricted cash and restricted cash equivalents for each period presented.
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
Adoption of ASU 2014-09 Topic 606, “Revenue from Contracts with Customers” (Topic 606)
On January 1, 2018, the date of initial application, the Company adopted Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity, resulting in an increase of $454, primarily due to new contract acquisition costs. The initial application scopes in those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Company’s historical accounting under Topic 605. The key area impacted upon adoption of Topic 606 relates to the accounting for sales commissions costs. Specifically, under Topic 606 a portion of sales commissions costs have been recorded as an asset and recognized as an operating expense on a straight line basis over the life of the contract. Prior to adoption, the Company was expensing sales commission costs as incurred.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
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
June 30, 2018
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

(f) Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases. In general, lease arrangements exceeding a twelve months term should be recognized as assets with corresponding liabilities on the balance sheet of the lessee. This ASU requires recording a right-of-use asset and lease obligation for all leases, whether operating or finance, while the income statement will reflect lease expense for operating leases and amortization and interest expense for finance leases. The balance sheet amount recorded for existing leases at the date of adoption of this ASU must be calculated using the applicable incremental borrowing rate. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and the implementation approach to be used.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost of the financial asset(s) so as to present the net carrying value at the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment should be applied through a modified retrospective approach. Early adoption as of the fiscal years beginning after December 15, 2018 is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In June 2018, FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This ASU involves several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non employees. The amendments in this ASU affect all entities that enter into share-based payment transactions for acquiring goods and services from non employees. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this ASU is not expected to have any material effect on the Company’s consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
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
In March, 2017, FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The ASU amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The update also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. The Company has adopted the guidance retrospectively to each period presented. Refer to Note 2(c) and Note 20 to the unaudited consolidated financial statements for details.
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
June 30, 2018
(In thousands, except share and per share amounts)

3. Segment and Geographical Information

The Company operates in the BPM industry and is a provider of operations management and analytics services. The Company has eight operating segments, which are strategic business units that align its products and services with how it manages its business, approaches its key markets and interacts with its clients. Six of those operating segments provide BPM or “operations management” services, five of which are industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one of which is a “capability” operating segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments, the Company provides operations management services, which typically involve transfer to the Company of the business operations of a client, after which it administers and manages those operations for its client on an ongoing basis. The remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and Analytics, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.

The Company presents information for the following reportable segments:

•	Insurance

•	Healthcare

•	Travel, Transportation and Logistics (“TT&L”)

•	Finance and Accounting (“F&A”)

•	Analytics, and

•	All Other (consisting of the Company's remaining operating segments, which are the Banking and Financial Services, Utilities and Consulting operating segments).

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

Revenues and cost of revenues for the three months ended June 30, 2018 and 2017, respectively, for each of the reportable segments, are as follows:

	Three months ended June 30, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$64,812	$19,817	$18,549	$24,228	$23,088	$59,618	$210,112
Cost of revenues(1)	44,033	16,713	10,625	14,543	15,079	38,656	139,649
Gross profit(1)	$20,779	$3,104	$7,924	$9,685	$8,009	$20,962	$70,463
Operating expenses							53,373
Foreign exchange gain, interest expense and other income, net							2,940
Income tax expense							5,510
Loss from equity-method investment							58
Net income							$14,462
(1) Exclusive of depreciation and amortization.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

	Three months ended June 30, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$58,255	$18,923	$17,835	$21,038	$21,447	$51,559	$189,057
Cost of revenues(1)*	40,471	12,306	10,323	12,338	14,645	33,651	123,734
Gross profit(1)*	$17,784	$6,617	$7,512	$8,700	$6,802	$17,908	$65,323
Operating expenses*							47,055
Foreign exchange gain, interest expense and other income, net*							2,933
Income tax expense							823
Net income							$20,378
(1) Exclusive of depreciation and amortization.

Revenues and cost of revenues for the six months ended June 30, 2018 and 2017, respectively, for each of the reportable segments, are as follows:

	Six months ended June 30, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$128,715	$42,614	$36,048	$48,200	$44,788	$116,720	$417,085
Cost of revenues(1)	86,460	33,955	21,068	29,272	30,264	76,731	277,750
Gross profit(1)	$42,255	$8,659	$14,980	$18,928	$14,524	$39,989	$139,335
Operating expenses							107,095
Foreign exchange gain, interest expense and other income, net							6,551
Income tax expense							1,057
Loss from equity-method investment							114
Net income							$37,620
(1) Exclusive of depreciation and amortization.

	Six months ended June 30, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$114,176	$37,855	$34,878	$42,052	$42,563	$100,566	$372,090
Cost of revenues(1)*	78,501	24,615	20,461	24,764	29,058	65,407	242,806
Gross profit(1)*	$35,675	$13,240	$14,417	$17,288	$13,505	$35,159	$129,284
Operating expenses*							93,804
Foreign exchange gain, interest expense and other income, net*							6,069
Income tax expense							4,383
Net income							$37,166

(1) Exclusive of depreciation and amortization.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

*The Company early adopted ASU 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded along with the underlying hedged item in the same income statement line as either part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, "Depreciation and Amortization”, as applicable. Refer to Note 17 to the unaudited consolidated financial statements for details.

Revenues, net of the Company by service type, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
BPM and related services(1)	$150,494	$137,498	$300,365	$271,524
Analytics services	59,618	51,559	116,720	100,566
Total	$210,112	$189,057	$417,085	$372,090

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and the consulting operating segment, which provides services related to operations management services. See segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues, net
United States	$174,087	$153,894	$345,285	$304,175
Non-United States
United Kingdom	27,480	28,951	55,496	55,033
Rest of World	8,545	6,212	16,304	12,882
Total Non-United States	36,025	35,163	71,800	67,915
	$210,112	$189,057	$417,085	$372,090

Property and equipment, net by geographic area, were as follows:

	As of
	June 30, 2018	December 31, 2017
Property and equipment, net
India	$35,060	$39,143
United States	21,182	16,371
Philippines	6,748	8,217
Rest of World	3,122	3,026
	$66,112	$66,757

4. Revenues, net
Adoption of ASU 2014-09 Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method and applied its guidance to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.The Company recorded a net addition to opening equity of $454 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily due to contract acquisition costs.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

The adoption of Topic 606 did not have a significant impact on the measurement or recognition of revenues during the three and six months ended June 30, 2018.
Refer to Note 3 to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable and contract liabilities from contracts with customers:

	As of
	June 30, 2018	December 31, 2017
Accounts receivable, net	$147,099	$135,705
Contract liabilities
Deferred revenue (advance payments portion)	$9,969	$9,311

Accounts receivable includes $58,339 and $49,125 as of June 30, 2018 and December 31, 2017, respectively, representing amounts not billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
Contract liabilities represents that portion of deferred revenue for which payments have been received in advance from customers and are included within current liabilities. Contract liabilities are recognized; as revenue as (or when) we perform under the contract.
Revenue recognized from the carrying value of contract liabilities as of December 31, 2017 during the three and six months ended June 30, 2018 was $2,671 and $6,381, respectively.
Contract acquisition costs
As of January 1, 2018, we capitalized $454 as contract acquisition costs related to contracts that were not completed. Further, we capitalized an additional nil and $672 during the three and six months ended June 30, 2018, respectively, and amortized $80 and $153 during the three and six months ended June 30, 2018, respectively. There was no impairment loss in relation to costs capitalized. The capitalized costs will be amortized on a straight line basis over the life of contract.
Contract fulfillment costs
The Company has deferred contract fulfillment costs relating to transition activities amounting to $3,058 and $2,769 as of June 30, 2018 and December 31, 2017, respectively. In addition, we capitalized an additional $65 and $685 during the three and six months ended June 30, 2018, respectively, and amortized $254 and $395 during the three and six months ended June 30, 2018, respectively. There was no impairment loss in relation to costs capitalized. The capitalized costs will be amortized on a straight line basis over the life of contract.
Consideration received from customers, if any, relating to such transition activities are classified under Contract Liabilities and are recognized ratably over the period in which the related performance obligations are fulfilled.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$14,462	$20,378	$37,620	$37,166
Denominators:
Basic weighted average common shares outstanding	34,511,777	33,819,320	34,479,202	33,833,153
Dilutive effect of share based awards	630,611	1,173,906	743,636	1,218,614
Diluted weighted average common shares outstanding	35,142,388	34,993,226	35,222,838	35,051,767
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.42	$0.60	$1.09	$1.10
Diluted	$0.41	$0.58	$1.07	$1.06
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	336,599	2,893	242,561	227,941
6. Cash, Cash Equivalents and Restricted Cash
For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	June 30, 2018	June 30, 2017
Cash and cash equivalents	$84,091	$89,414
Restricted cash (current)	2,256	1,898
Restricted cash (non-current)	3,645	3,692
	$89,992	$95,004
7. Other Income, net
Other income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest and dividend income	$329	$323	$637	$995
Gain on sale of mutual funds	1,694	2,438	4,827	4,221
Others, net	209	(249)	302	482
Other income, net	$2,232	$2,512	$5,766	$5,698

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

8. Property and Equipment, net
Property and equipment, net consist of the following:

	Estimated useful lives	As of
	(Years)	June 30, 2018	December 31, 2017
Owned Assets:
Network equipment and computers	3-5	$77,183	$77,587
Software	3-5	63,827	59,325
Leasehold improvements	3-8	37,506	38,857
Office furniture and equipment	3-8	19,823	19,667
Motor vehicles	2-5	597	638
Buildings	30	1,162	1,245
Land	—	760	815
Capital work in progress	—	8,402	9,184
		209,260	207,318
Less: Accumulated depreciation and amortization		(143,553)	(141,059)
		$65,707	$66,259
Assets under capital leases:
Leasehold improvements		$812	$941
Office furniture and equipment		77	167
Motor vehicles		612	710
		1,501	1,818
Less: Accumulated depreciation and amortization		(1,096)	(1,320)
		$405	$498
Property and equipment, net		$66,112	$66,757
Capital work in progress represents advances paid towards acquisition of property and equipment and cost incurred to develop software not yet ready to be placed in service.
The depreciation and amortization expense excluding amortization of acquisition-related intangibles recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Depreciation and amortization expense	$6,821	$6,028	$13,378	$11,902
Effective January 1, 2017, the depreciation and amortization expenses set forth above includes the effect of foreign exchange gain upon settlement of cash flow hedges, amounting to $42 and $102 for the three months ended and $193 and $156 for the six months ended June 30, 2018 and 2017, respectively. Refer to Note 17 to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

Internally developed software costs, included under Software, was as follows:

	As of
	June 30, 2018	December 31, 2017
Cost	$7,625	$2,571
Less : Accumulated amortization	1,448	976
	$6,177	$1,595

9. Business Combinations, Goodwill and Intangible Assets
Health Integrated, Inc.
On December 22, 2017, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement to acquire substantially all the assets and assumed certain liabilities of Health Integrated, Inc. (“Health Integrated”), a company based in Tampa, Florida. The initial purchase price consisted of $22,577 in cash including working capital adjustment. The purchase agreement allows sellers the ability to earn up to $5,000 as earn-out, based on the achievement of certain performance goals by the acquired Health Integrated business during the 2018 calendar year. The earn-out was fair valued at $920 as of December 31, 2017. As of June 30, 2018 fair value of earn-out is Nil.
A portion of the purchase price otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Asset Purchase Agreement.
Health Integrated provides dedicated care management services on behalf of health plans. Its services include case management, utilization management, disease management, special needs programs and multichronic care management. Health Integrated serves millions of lives in the Medicaid, Medicare, and dual eligible populations. It is known for its strong capabilities in improving member health status through behavioral change. Accordingly, the Company paid a premium for the acquisition, which is reflected in the goodwill recognized from the purchase price allocation. The acquisition of Health Integrated is included in the Healthcare reportable segment.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

Goodwill
The following table sets forth details of the Company’s goodwill balance as of June 30, 2018:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance as at January 1, 2017	$38,110	$19,276	$12,983	$47,537	$5,326	$63,538	$186,770
Acquisitions	—	15,957	—	—	—	—	15,957
Currency translation adjustments	223	—	696	835	—	—	1,754
Balance as at December 31, 2017	$38,333	$35,233	$13,679	$48,372	$5,326	$63,538	$204,481
Measurement period adjustments*	—	(1,728)	—	—	—	—	(1,728)
Currency translation adjustments	(56)	—	(780)	(936)	—	—	(1,772)
Balance as at June 30, 2018	$38,277	$33,505	$12,899	$47,436	$5,326	$63,538	$200,981

* Subsequent to December 31, 2017, adjustments of $1,728 have been made to the amounts of net tangible assets acquired and the earn-out with the corresponding offsets to goodwill. These adjustments are within the measurement period and have been accounted for prospectively. These adjustments did not have a significant impact on the Company’s unaudited consolidated statements of income, balance sheets or cash flows.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$82,063	$(48,842)	$33,221
Leasehold benefits	2,694	(2,518)	176
Developed technology	15,800	(10,657)	5,143
Non-compete agreements	2,045	(1,861)	184
Trade names and trademarks	5,945	(4,399)	1,546
	$108,547	$(68,277)	$40,270
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$109,447	$(68,277)	$41,170

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$82,165	$(43,667)	$38,498
Leasehold benefits	2,888	(2,596)	292
Developed technology	15,835	(8,749)	7,086
Non-compete agreements	2,045	(1,780)	265
Trade names and trademarks	5,951	(4,034)	1,917
	$108,884	$(60,826)	$48,058
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$109,784	$(60,826)	$48,958
The amortization expense for the period is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization expense	$3,761	$3,507	$7,708	$7,005
The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	5.13
Leasehold benefits	0.92
Developed technology	3.00
Non-compete agreements	1.22
Trade names and trademarks (Finite lived)	4.20

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

Estimated amortization of intangible assets during the next twelve months ending June 30,
2019	$13,815
2020	9,001
2021	4,359
2022	3,583
2023	3,065
2024 and thereafter	6,447
Total	$40,270

10. Investment in equity affiliate
On December 12, 2017, the Company acquired preferred stock in Corridor Platform Inc. (“Corridor”), a big data credit risk management platform for $3,000. The Company has determined that based on its ownership interest and other rights, Corridor is an equity affiliate. The Company has the right and option to acquire additional preferred stock from Corridor as per the terms of the agreement. The Company's proportionate share of net loss for the three months and six months ended June 30, 2018 was $58 and $114, respectively.
11. Other current assets
Other current assets consist of the following:

	As of
	June 30, 2018	December 31, 2017
Derivative instruments	$4,787	$10,938
Advances to suppliers	2,710	2,451
Receivables from statutory authorities	9,670	7,598
Others	5,835	8,595
Other current assets	$23,002	$29,582
12. Other assets
Other assets consist of the following:

	As of
	June 30, 2018	December 31, 2017
Lease deposits	$8,522	$8,776
Derivative instruments	1,128	7,361
Deposits with statutory authorities	6,378	6,492
Term deposits	9,015	6,909
Others	10,990	6,831
Other assets	$36,033	$36,369

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

13. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2018	December 31, 2017
Accrued expenses	$43,440	$43,235
Derivative instruments	4,390	555
Client liabilities	5,107	8,982
Other current liabilities	6,945	8,594
Accrued expenses and other current liabilities	$59,882	$61,366
14. Other non-current liabilities
Other non-current liabilities consist of the following:

	As of
	June 30, 2018	December 31, 2017
Derivative instruments	$5,788	$322
Unrecognized tax benefits	892	892
Deferred rent	7,632	8,176
Retirement benefits	3,363	3,377
Other non-current liabilities	1,155	3,435
Non-current liabilities	$18,830	$16,202

15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC topic 815. Changes in the fair values of contracts are recognized in accumulated other comprehensive loss on the Company's consolidated balance sheet until the settlement of those contracts. The balances as of June 30, 2018 and December 31, 2017 are as follows:

	As of
	June 30, 2018	December 31, 2017
Cumulative foreign currency translation (loss)	$(84,435)	$(58,405)
Unrealized (loss)/gain on cash flow hedges, net of taxes of ($657) and $4,918, respectively	(3,874)	11,932
Retirement benefits, net of taxes of ($76) and ($74), respectively	688	763
Accumulated other comprehensive loss	$(87,621)	$(45,710)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2018 and December 31, 2017. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$128,563	$—	$—	$128,563
Derivative financial instruments	—	5,915	—	$5,915
Total	$128,563	$5,915	$—	$134,478
Liabilities
Derivative financial instruments	$—	$10,178	$—	$10,178
Total	$—	$10,178	$—	$10,178

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$162,906	$—	$—	$162,906
Derivative financial instruments	—	18,298	—	18,298
Total	$162,906	$18,298	$—	$181,204
Liabilities
Derivative financial instruments	$—	$877	$—	$877
Fair value of earn-out consideration	—	—	920	920
Total	$—	$877	$920	$1,797

* Represents short-term investments carried on fair value option under ASC 825 “Financial Instruments” as of June 30, 2018 and December 31, 2017.
Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer to Note 17 to the unaudited consolidated financial statements for further details.
Fair value of earn-out consideration: The fair value measurement of earn-out consideration is determined using Level 3 inputs. The Company’s earn-out consideration represents a component of the total purchase consideration for its acquisition of Health Integrated. The measurement was calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by Health Integrated during the 2018 calendar year. The earn-out was fair valued at $920 as of December 31, 2017. As of June 30, 2018, fair value of earn-out is Nil.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

17. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $353,225 as of June 30, 2018 and $300,757 as of December 31, 2017.
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
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/(loss). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $124,691 and GBP 19,111 as of June 30, 2018 and amounted to $98,967 and GBP 17,947 as of December 31, 2017.
The Company estimates that approximately $245 of net derivative gains included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2018. At June 30, 2018, the maximum outstanding term of the cash flow hedges was 45 months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments :	As of
Foreign currency exchange contracts	June 30, 2018	December 31, 2017
Other current assets	$4,635	$10,892
Other assets	$1,128	$7,360
Accrued expense and other current liabilities	$4,390	$481
Other non-current liabilities	$5,788	$322

Derivatives not designated as hedging instruments :	As of
Foreign currency exchange contracts	June 30, 2018	December 31, 2017
Other current assets	$152	$46
Accrued expense and other current liabilities	$—	$74

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
Forward Exchange Contracts :	2018	2017	2018	2017
(Gain)/loss recognized in AOCI
Derivatives in cash flow hedging relationships	$12,229	$(2,243)	$17,243	$(11,272)

(Gain)/loss recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$2,641	$(151)	$5,569	$(2,773)

Location and amount of (gain)/loss recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended June 30,
	2018		2017
	As per unaudited consolidated statements of income	(Gain)/loss on foreign currency exchange contracts	As per unaudited consolidated statements of income	(Gain)/loss on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where (gain)/loss was reclassed from AOCI

Cost of revenues	$139,649	$(1,191)	$123,734	$(1,566)
General and administrative expenses	$27,640	(180)	$24,425	(288)
Selling & marketing expenses	$15,151	(17)	$13,095	(30)
Depreciation & amortization	$10,582	(79)	$9,535	(99)
		$(1,467)		$(1,983)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where (gain)/loss was recognized

Foreign exchange (gain)/loss, net	$(1,414)	$2,641	$(886)	$(151)
	$(1,414)	$2,641	$(886)	$(151)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

	Six months ended June 30,
	2018		2017
	As per unaudited consolidated statements of income	(Gain)/loss on foreign currency exchange contracts	As per unaudited consolidated statements of income	(Gain)/loss on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where (gain)/loss was reclassed from AOCI

Cost of revenues	$277,750	$(3,336)	$242,806	$(2,296)
General & administrative expenses	$56,906	(511)	$48,462	(429)
Selling & marketing expenses	$29,103	(50)	$26,435	(48)
Depreciation & amortization	$21,086	(241)	$18,907	(140)
		$(4,138)		$(2,913)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where (gain)/loss was recognized

Foreign exchange (gain)/loss, net	$(2,029)	$5,569	$(1,268)	$(2,773)
	$(2,029)	$5,569	$(1,268)	$(2,773)
18. Borrowings
On October 24, 2014, the Company entered into a credit agreement that provided for a $50,000 revolving credit facility (the “Credit Facility”). On February 23, 2015, the Company increased the commitments under the Credit Facility by up to an additional $50,000. The Credit Facility had a maturity date of October 24, 2019 and was voluntarily pre-payable from time to time without premium or penalty. On November 21, 2017, the Company prepaid all outstanding amounts, including accrued interest and fees, and terminated all commitments, under the Credit Agreement. The Credit Facility carried an effective interest rate of 2.7% per annum and 2.6% per annum during the three months and six months ended June 30, 2017, respectively.
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
Depending on the type of borrowing, loans under the New Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the New Credit Agreement are subject to a commitment fee, which is also tied to the Company’s total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

outstanding revolving loans and letter of credit obligations. The New Credit Facility carried an effective interest rate of 3.8% and 3.6% per annum during the three months and the six months ended June 30, 2018, respectively.
Obligations under the New Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The New Credit Agreement contains affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the New Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both as defined for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of June 30, 2018, the Company was in compliance with all financial and non-financial covenants listed under the New Credit Agreement.
As of June 30, 2018, we had outstanding debt of $67,000, of which $10,000 is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $57,000 is included under “long-term borrowings” in the unaudited consolidated balance sheets. As of December 31, 2017, we had an outstanding debt of $60,000, of which $10,000 was included under “current portion of long-term borrowings,” and the balance of $50,000 was included under “long-term borrowings” in the consolidated balance sheets.
In connection with the New Credit Agreement, the Company incurred issuance costs of $790, which are deferred and amortized as an adjustment to interest expense over the term of the New Credit Facility. The unamortized debt issuance costs as of June 30, 2018 and December 31, 2017 was $694 and $773, respectively, and is included under "other current assets" and “other assets” in the consolidated balance sheets.
Borrowings also includes structured payables which are in the nature of debt, amounting to $644 and $709 as of June 30, 2018 and December 31, 2017 respectively, of which $318 and $318 is included under "current portion of long-term borrowings", $326 and $391 under "long-term borrowings", respectively, in the consolidated balance sheet.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended June 30, 2018 and 2017, the Company acquired 3,835 and 2,219 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $226 and $103, respectively. The weighted average purchase price per share of $58.82 and $46.51, respectively, was the average of the high and low price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
During the six months ended June 30, 2018 and 2017, the Company acquired 45,646 and 65,003 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $2,790 and $3,016, respectively. The weighted average purchase price per share of $61.12 and $46.40, respectively, was the average of the high and low price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

During the three and six months ended June 30, 2018, the Company purchased 165,000 and 347,182 shares of its common stock, respectively, for an aggregate purchase price of approximately $9,407 and $20,346, respectively, including commissions, representing an average purchase price per share of $57.01 and $58.60, respectively, under the 2017 Repurchase Program.
During the three and six months ended June 30, 2017, the Company purchased 230,022 and 423,984 shares of its common stock, respectively, for an aggregate purchase price of approximately $11,316 and $20,316, respectively, including commissions, representing an average purchase price per share of $49.20 and $47.92, respectively, under the 2014 and 2017 Repurchase Programs.
Repurchased shares have been recorded as treasury shares and will be held until the Board of Directors designates that these shares be retired or used for other purposes.
20. Employee Benefit Plans
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
Components of net periodic benefit cost:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$423	$494	$862	$978
Interest cost	173	166	353	328
Expected return on plan assets	(118)	(111)	(242)	(218)
Amortization of actuarial (gain)/loss	(38)	71	(77)	140
Net periodic benefit cost	$440	$620	$896	$1,228

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
June 30, 2018
(In thousands, except share and per share amounts)

The effect of the retrospective presentation change related to the net periodic cost of our defined benefit Gratuity Plan on applicable lines of our unaudited consolidated statements of income was as follows -

	Three months ended June 30, 2017			Six months ended June 30, 2017
	As revised	Previously reported*	Effect of change Higher/(Lower)	As revised	Previously reported*	Effect of change Higher/(Lower)
Location in unaudited consolidated statements of income
Cost of revenues	$123,734	$123,846	$(112)	$242,806	$243,027	$(221)
General and administrative expenses	$24,425	$24,438	$(13)	$48,462	$48,489	$(27)
Selling and marketing expenses	$13,095	$13,096	$(1)	$26,435	$26,437	$(2)
Other income, net	$2,512	$2,638	$(126)	$5,698	$5,948	$(250)
* Adjusted for the impact of adoption of ASU 2017-12. Refer to Note 17 of the unaudited consolidated financial statements.
The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on June 30 of each year. The Company earned a return of approximately 7.8% per annum on these Gratuity Plans for the six months ended June 30, 2018.

Change in Plan Assets
Plan assets at January 1, 2018	$6,915
Actual return	275
Employer contribution	—
Benefits paid	(576)
Effect of exchange rate changes	(454)
Plan assets at June 30, 2018	$6,160
The Company maintains several 401(k) plans (the "401(k) Plans") under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. The Company made provision for 401(k) Plans amounting to $755 and $496 for the three months ended June 30, 2018 and 2017, respectively, and $1,985 and $1,564 for the six months ended June 30, 2018 and 2017, respectively.
During the three months ended June 30, 2018 and 2017, the Company contributed $1,753 and $1,792, respectively, and during the six months ended June 30, 2018 and 2017, the Company contributed $3,667 and $3,505, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, and Singapore.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

21. Leases
The Company finances its use of certain motor vehicles and other equipment under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of June 30, 2018 are as follows:

During the next twelve months ending June 30,
2019	$273
2020	162
2021	101
2022	57
Total minimum lease payments	593
Less: amount representing interest	100
Present value of minimum lease payments	493
Less: current portion	223
Long term capital lease obligation	$270

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates. Future minimum lease payments under such agreements expiring after June 30, 2018 are set forth below:

During the next twelve months ending June 30,
2019	$21,402
2020	17,854
2021	16,751
2022	13,675
2023	13,021
2024 and thereafter	36,164
$118,867
Rent expense
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent expense on such leases on a straight-line basis over cancelable and non-cancelable lease period determined under ASC topic 840, Leases:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Rent expense	$6,057	$6,139	$12,479	$11,806

Deferred rent

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
Cancelable and non-cancelable operating leases	$8,636	$8,959
Deferred rent is included under “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

22. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company recorded income tax expense of $5,510 and $823 for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate increased from 3.9% during the three months ended June 30, 2017 to 27.5% during the three months ended June 30, 2018 primarily as a result of a: (i) reversal of an uncertain tax position of $3,153 during the three months ended June 30, 2017 and (ii) recording of excess tax benefit related to stock awards of $1,624 pursuant to ASU No. 2016-09 during the three months ended June 30, 2017 compared to $323 during the three months ended June 30, 2018.
The Company recorded income tax expense of $1,057 and $4,383 for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate decreased from 10.5% during the six months ended June 30, 2017 to 2.7% during the six months ended June 30, 2018 primarily as a result of: (i) an adjustment of $4,836 reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the year-ended December 31, 2017, (ii) a reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, and (iii) excess tax benefits related to stock awards of $5,150 pursuant to ASU No. 2016-09 during the six months ended June 30, 2018 compared to $3,681 during the six months ended June 30, 2017, offset by reversal of uncertain tax position of $3,153 during the three months ended June 30, 2017.
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
The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current E&P of the Company's foreign subsidiaries. The Company was able to reasonably estimate the Transition Tax and recorded an initial provisional Transition Tax obligation of $27,236, with a corresponding adjustment of $27,236 to income tax expense for the year ended December 31, 2017. On the basis of additional technical research and analysis, the Company recognized a measurement-period reduction of $4,836 to the Transition Tax obligation, with a corresponding adjustment of $4,836 to the income tax expense during the six months ended June 30, 2018. As of June 30, 2018, a total Transition Tax obligation of $22,400 has been recorded, with a corresponding adjustment of $22,400 to the income tax expense. However, the Company continues to gather additional information to more precisely compute the amount of the Transition Tax, and its accounting for this item is not yet complete because of, among other things, changes in the interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service ("I.R.S."), and actions the Company may take. The Company expects to complete its accounting within the prescribed measurement period.

This inclusion of foreign untaxed earnings resulted in previously taxed income (PTI) which may be subject to withholding taxes and currency gains or losses upon repatriation. The Company does not intend to distribute PTI of its foreign subsidiaries and has not recorded any deferred taxes related to its investment in foreign subsidiaries. The Company estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and has specific plans for use of the subsidiaries earnings. If, in the future, the Company changes its intention regarding the repatriation of PTI, additional taxes may be required and should be recorded in the period the intention changes.
As noted at year-end, the Company was able to reasonably estimate and record provisional adjustments associated with the corporate rate change in the amount of $1,949. The Company has not made any additional measurement period adjustment related to this item during the six months ended June 30, 2018 because it continues to evaluate potential method changes and implications of certain provisions of the Act, as well as additional guidance provided by the tax authorities. The Company continues to gather additional information and expects to complete its accounting within the prescribed measurement period.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

23. Stock-Based Compensation
The following costs related to the Company’s stock-based compensation plans are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of revenues	$1,370	$1,129	$2,463	$2,339
General and administrative expenses	3,099	2,344	5,349	4,940
Selling and marketing expenses	2,424	1,634	4,155	3,784
Total	$6,893	$5,107	$11,967	$11,063
As of June 30, 2018, the Company had 3,192,319 shares available for grant under the 2018 Omnibus Incentive Plan, which was adopted by the Company's stockholders in June 2018, at which time new awards under the Company's 2015 Amendment and Restatement of the 2006 Omnibus Award Plan were not permitted to be made.

Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Weighted Avg Remaining Contractual Life (Years)
Outstanding at December 31, 2017	259,563	$18.03	$10,985	2.76
Granted	—	—
Exercised	(25,000)	17.22	1,092
Forfeited	—	—
Outstanding at June 30, 2018	234,563	$18.12	$9,029	2.35
Vested and exercisable at June 30, 2018	234,563	$18.12	$9,029	2.35
The unrecognized compensation cost for unvested options as of June 30, 2018 is Nil.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2017*	182,267	$42.64	1,046,999	$42.26
Granted	—	—	362,735	60.54
Vested	(36,639)	35.91	(386,193)	39.15
Forfeited	(14,620)	47.86	(33,530)	51.52
Outstanding at June 30, 2018*	131,008	$43.94	990,011	$49.86
* As of June 30, 2018 and December 31, 2017 restricted stock units vested for which the underlying common stock is yet to be issued are 155,753 and 146,112, respectively.
As of June 30, 2018, unrecognized compensation cost of $44,369 is expected to be expensed over a weighted average period of 2.74 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2018
(In thousands, except share and per share amounts)

Performance Based Stock Awards
Performance based restricted stock unit (the “PRSUs”) activity under the Company’s stock-based compensation plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2017	113,190	$48.13	113,174	$60.80
Granted	55,268	60.58	55,262	70.97
Vested	—	—	—	—
Forfeited	(2,428)	51.99	(2,427)	64.16
Outstanding at June 30, 2018	166,030	$52.22	166,009	$64.14
As of June 30, 2018, unrecognized compensation cost of $12,444 is expected to be expensed over a weighted average period of 2.11 years.

24. Related Party Disclosures
The Company provides consulting services to PharmaCord, LLC.  One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of $16 and $215 in the three months and six months ended June 30, 2018, respectively, and $328 and $805 in the three months and six months ended June 30, 2017, respectively, for services provided.
As of June 30, 2018 and December 31, 2017, the Company had accounts receivable of $6 and $140, respectively, related to these services.

25. Commitments and Contingencies
Fixed Asset Commitments
At June 30, 2018, the Company has committed to spend approximately $5,668 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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
June 30, 2018
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
The aggregate disputed amount demanded by Indian tax authorities from the Company primarily related to its transfer pricing issues for years ranging from tax years 2003 to 2014 and its permanent establishment issues ranging from tax years 2003 to 2007 as of June 30, 2018 and December 31, 2017 is $17,370 and $18,065, respectively, of which the Company has made payments or provided bank guarantee to the extent $8,324 and $8,573, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,389 and $6,499 as of June 30, 2018 and December 31, 2017, respectively, are included in “Other assets” and amounts for bank guarantees aggregating to $1,935 and $2,074 as of June 30, 2018 and December 31, 2017, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017.
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
In March 2017, the Company was named in a putative class action lawsuit filed in California, which included several causes of action seeking damages but did not include a monetary demand. The Company filed its answer in April 2017 vigorously denying the allegations. Both parties agreed to participate in a court-approved mediation which occurred in March 2018. The parties reached an agreement in principle whereby the Company, without any admission of wrongdoing or liability, would pay $2,400 to settle the litigation, which amount has been accrued under “General and administrative expenses” for the six months ended June 30, 2018. The agreement remains subject to final court approval, which is expected to occur in the fourth quarter of 2018 although there can be no guarantee as to approval or timing.

26. Subsequent Event

On July 1, 2018, the Company, through its wholly owned subsidiary ExlService.com, LLC, completed the acquisition of SCIOInspire Holdings Inc. (“SCIO”) pursuant to its previously announced Agreement of Merger dated April 28, 2018.
The aggregate purchase consideration for the acquisition was $236,500, subject to certain post-closing adjustments. Immediately prior to the consummation of the merger, certain members of the senior management team of SCIO exchanged approximately $4,080 in shares of SCIO for 69,459 newly-issued shares of restricted common stock of ExlService Holdings in a private exchange.
SCIO is a health analytics solution and services company serving over 100 healthcare organizations representing over 130 million covered lives across the continuum including providers, health plans, PBMs, employers, health services and global life sciences companies. This strategic acquisition is expected to significantly strengthen Company’s strategic focus areas of growth in Payment Integrity and Care Management.
The Company funded the acquisition with $233,000 from the New Credit Facility and remainder from available cash on hand. On July 2, 2018, the Company exercised its option under the New Credit Agreement to increase the commitments by $100,000 thereby utilizing the entire revolver under the New Credit Facility of $300,000, so as to be able to fund the acquisition. The incremental commitments were made pursuant to (and constitute part of) the existing commitments and shall be subject to the terms and conditions applicable to the existing commitments as set forth in the New Credit Agreement.
Due to the closing of this acquisition subsequent to the period end, the Company is currently determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. Therefore, disclosure of the purchase price allocation to the tangible and intangible assets acquired and liabilities assumed and supplemental pro forma information is not practicable. The pro forma revenue and earnings of the combined financial results will be included in the Company's Form 10-Q for the quarter ended September 30, 2018.

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
We operate in the business process management (“BPM”) industry and we provide operations management and analytics services. Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Six of those operating segments provide BPM or “operations management” services, five of which are industry focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one of which is a “capability” operating segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company of the business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific digital transformational services related to operations management services, and Analytics, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
We present information for the following reportable segments:

•	Insurance,

•	Healthcare,

•	Travel, Transportation and Logistics,

•	Finance and Accounting,

•	Analytics, and

•	All Other (consisting of our remaining operating segments, which are our Banking and Financial services, Utilities and Consulting operating segments).
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
The acquisition of Health Integrated is included in the Healthcare reportable segment. Health Integrated provides dedicated care management services on behalf of health plans. Its services include case management, utilization management, disease management, special needs programs and multichronic care management. Health Integrated serves millions of lives in the Medicaid, Medicare, and dual eligible populations.
Revenues
For the three months ended June 30, 2018, we had revenues of $210.1 million compared to revenues of $189.1 million for the three months ended June 30, 2017, an increase of $21.0 million, or 11.1%. For the six months ended June 30, 2018, we had revenues of $417.1 million compared to revenues of $372.1 million for the six months ended June 30, 2017, an increase of $45.0 million, or 12.1%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating 82.9% and 13.1%, respectively, of our total revenues for the three months ended June 30, 2018, and 81.4% and 15.3%, respectively, of our revenues for the three months ended June 30, 2017. For the six months ended June 30, 2018, these two regions generated 82.8% and 13.3%, respectively, of our total revenues and 81.7% and 14.8%, respectively, of our total revenues for the six months ended June 30, 2017.
For the three months ended June 30, 2018 and 2017, our total revenues from our top ten clients accounted for 39.0% and 39.1% of our total revenues, respectively. For the six months ended June 30, 2018 and 2017, our total revenues from our top ten clients accounted for 39.3% and 39.0% of our total revenues, respectively. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.

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

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in millions)		(dollars in millions)
Revenues, net	$210.1	$189.1	$417.1	$372.1
Cost of revenues(1)	139.6	123.7	277.8	242.8
Gross profit(1)	70.5	65.4	139.3	129.3
Operating expenses:
General and administrative expenses	27.6	24.4	56.9	48.5
Selling and marketing expenses	15.2	13.1	29.1	26.4
Depreciation and amortization	10.6	9.6	21.1	18.9
Total operating expenses	53.4	47.1	107.1	93.8
Income from operations	17.1	18.3	32.2	35.5
Foreign exchange gain, net	1.4	0.9	2.0	1.3
Interest expense	(0.7)	(0.5)	(1.2)	(0.9)
Other income, net	2.2	2.5	5.8	5.7
Income before income tax expense	20.0	21.2	38.8	41.6
Income tax expense	5.5	0.8	1.1	4.4
Loss from equity-method investment	0.1	—	0.1	—
Net income attributable to ExlService Holdings, Inc. stockholders	$14.4	$20.4	$37.6	$37.2

(1) Exclusive of depreciation and amortization.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,			Percentage change
	2018	2017	Change
	(dollars in millions)
Insurance	$64.8	$58.3	$6.5	11.3%
Healthcare	19.8	18.9	0.9	4.7%
Travel, Transportation and Logistics	18.6	17.8	0.8	4.0%
Finance and Accounting	24.2	21.0	3.2	15.2%
All Other	23.1	21.5	1.6	7.7%
Analytics	59.6	51.6	8.0	15.6%
Total revenues, net	$210.1	$189.1	$21.0	11.1%
Revenues for the three months ended June 30, 2018 were $210.1 million, up $21.0 million or 11.1%, compared to the three months ended June 30, 2017.
Revenue growth in Insurance of $6.5 million was primarily driven by expansion of business from our new and existing clients. Insurance revenues were 30.8% of our total revenues in the three months ended June 30, 2018 and also in the three months ended June 30, 2017.
Revenue growth in Healthcare of $0.9 million was primarily driven by our acquisition of Health Integrated in 2017, contributing $3.5 million. This was partially offset by lower revenues of $2.6 million due to the termination of certain client contracts. Healthcare revenues were 9.4% and 10.0% of our total revenues in the three months ended June 30, 2018 and June 30, 2017, respectively.
Revenue growth in Travel, Transportation and Logistics ("TT&L") of $0.8 million was primarily driven by net volume increases from our new and existing clients. TT&L revenues were 8.8% and 9.4% of our total revenues in three months ended June 30, 2018 and June 30, 2017, respectively.
Revenue growth in Finance and Accounting ("F&A") of $3.2 million was driven by net volume increases from our new and existing clients. F&A revenues were 11.5% and 11.1% of our total revenues in the three months ended June 30, 2018 and June 30, 2017, respectively.
Revenue growth in All Other of $1.6 million was primarily driven by higher revenues of $3.2 million in the Consulting operating segment, partially offset by lower revenues of $0.9 million in our Utilities operating segment, $0.4 million in our Banking and Financial Services operating segment, and net impact of foreign exchange loss of $0.2 million primarily due to the depreciation of the Indian rupee against the U.S. dollar. All Other revenues were 11.0% and 11.3% of our total revenues in the three months ended June 30, 2018 and June 30, 2017, respectively.
Revenue growth in Analytics of $8.0 million was primarily driven by our recurring and project based engagements from our new and existing clients. Analytics revenues were 28.4% and 27.3% of our total revenues in the three months ended June 30, 2018 and June 30, 2017, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended June 30,		Change	Percentage change	Three months ended June 30,		Change
	2018	2017			2018	2017
	(dollars in millions)
Insurance	$44.0	$40.5	$3.5	8.8%	32.1%	30.5%	1.6%
Healthcare	16.7	12.3	4.4	35.8%	15.7%	35.0%	(19.3)%
TT&L	10.6	10.3	0.3	2.9%	42.7%	42.1%	0.6%
F&A	14.5	12.3	2.2	17.9%	40.0%	41.4%	(1.4)%
All Other	15.1	14.6	0.5	3.0%	34.7%	31.7%	3.0%
Analytics	38.7	33.7	5.0	14.9%	35.2%	34.7%	0.5%
Total	$139.6	$123.7	$15.9	12.9%	33.5%	34.6%	(1.1)%
For the three months ended June 30, 2018, cost of revenues was $139.6 million compared to $123.7 million for the three months ended June 30, 2017, an increase of $15.9 million, or 12.9%. Our gross margin for the three months ended June 30, 2018 was 33.5% compared to 34.6% for three months ended June 30, 2017, a decrease of 110 basis points (“bps”).
The increase in cost of revenues in Insurance of $3.5 million was primarily due to an increase in employee-related costs of $3.9 million on account of higher headcount and wage inflation, technology and infrastructure costs of $0.3 million and other operating costs of $0.7 million, partially offset by lower travel costs, professional fees of $1.2 million and currency movements net of hedging of $0.2 million. Gross margin in Insurance increased by 160 bps during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to higher revenues and margin expansion in existing clients.
The increase in cost of revenues in Healthcare of $4.4 million was primarily due to an increase in employee-related costs of $3.8 million and technology costs of $0.6 million related to our acquisition of Health Integrated in 2017, partially offset by currency movements net of hedging of $0.2 million. Gross margin in Healthcare decreased by 1,930 bps during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the impact of acquisition of Health Integrated and the termination of certain client contracts.
The increase in cost of revenues in TT&L of $0.3 million was primarily due to an increase in employee-related costs of $0.4 million and other operating costs of $0.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, partially offset by currency movements net of hedging of $0.2 million. Gross margin in TT&L increased by 60 bps during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
The increase in cost of revenues in F&A of $2.2 million was primarily due to an increase in employee-related costs of $1.4 million on account of higher headcount and wage inflation, travel costs of $0.6 million and technology and infrastructure costs of $0.3 million. Gross margin in F&A decreased by 140 bps during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to higher operating expenses associated with the initiation of services for new clients.
The increase in cost of revenues in All Other of $0.5 million was primarily due to an increase in employee-related costs of $0.5 million on account of higher headcount and wage inflation and travel costs of $0.3 million, partially offset by currency movements net of hedging of $0.2 million. Gross margin in All Other increased by 300 bps during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to higher revenues in our Consulting operating segment.
The increase in cost of revenues in Analytics of $5.0 million was primarily due to an increase in employee-related costs of $3.8 million on account of higher headcount and wage inflation, technology and infrastructure costs of $0.4 million and other operating costs of $1.0 million, partially offset by currency movements net of hedging of $0.2 million. Gross margin in Analytics increased by 50 bps during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to lower operating costs.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,		Change	Percentage change
	2018	2017
	(dollars in millions)
General and administrative expenses	$27.6	$24.4	$3.2	13.2%
Selling and marketing expenses	15.2	13.1	2.1	15.7%
Selling, general and administrative expenses	$42.8	$37.5	$5.3	14.0%
As a percentage of revenues	20.4%	19.8%
The increase in SG&A expenses of $5.3 million was primarily due to an increase in employee-related costs of $4.6 million, including incremental costs of $1.6 million relating to our Health Integrated acquisition in 2017. There was a further increase of $1.5 million due to continued investments in strategic initiatives, product development, digital technology, advance automation and robotics, partially offset by lower technology and infrastructure costs of $0.7 million and currency movements net of hedging of $0.2 million.
Depreciation and Amortization.

	Three months ended June 30,		Change	Percentage change
	2018	2017
	(dollars in millions)
Depreciation expense	$6.8	$6.1	$0.7	13.2%
Intangible amortization expense	3.8	3.5	0.3	7.2%
Depreciation and amortization expense	$10.6	$9.6	$1.0	11.0%
As a percentage of revenues	5.0%	5.0%
The increase in intangibles amortization expense of $0.3 million was primarily due to amortization of intangibles associated with our Health Integrated acquisition in 2017. The increase in depreciation expense of $0.7 million was due to depreciation related to our new operating centers commenced during 2017 to support our business growth.

Income from Operations. Income from operations decreased by $1.2 million, or 6.4%, from $18.3 million for the three months ended June 30, 2017 to $17.1 million for the three months ended June 30, 2018. As a percentage of revenues, income from operations decreased from 9.7% for the three months ended June 30, 2017 to 8.1% for the three months ended June 30, 2018.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended June 30, 2018. The average exchange rate of the U.S. dollar against the Indian rupee increased from 64.45 during the three months ended June 30, 2017 to 67.51 during the three months ended June 30, 2018. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.29 during the three months ended June 30, 2017 to 1.34 during the three months ended June 30, 2018. The average exchange rate of the U.S. dollar against the Philippine peso increased from 50.06 during the three months ended June 30, 2017 to 52.53 during the three months ended June 30, 2018.
We recorded a net foreign exchange gain of $1.4 million for the three months ended June 30, 2018 compared to the net foreign exchange gain of $0.9 million for the three months ended June 30, 2017.

Interest expense. Interest expense increased from $0.5 million for the three months ended June 30, 2017 to $0.7 million for the three months ended June 30, 2018 primarily due to higher borrowings and higher interest rates under our New Credit Facility (as defined below in “Liquidity and Capital Resources-Financing Arrangements”).

Other Income, net.

	Three months ended June 30,			Percentage change
	2018	2017	Change
	(dollars in millions)
Interest and dividend income	$0.3	$0.3	$—	1.9%
Gain on mutual fund investments	1.7	2.4	(0.7)	(30.5)%
Other, net	0.2	(0.2)	0.4	183.9%
Other income, net	$2.2	$2.5	$(0.3)	(11.1)%

Other income, net decreased by $0.3 million, from $2.5 million for the three months ended June 30, 2017 to $2.2 million for the three months ended June 30, 2018, primarily due to a lower gain from mutual fund investments of $0.7 million during the three months ended June 30, 2018 compared to three months ended June 30, 2017 due to lower yields on our mutual fund investments. This decrease was partially offset by an increase in other income, net of $0.4 million.
Income Tax Expense. The effective tax rate increased from 3.9% for the three months ended June 30, 2017 to 27.5% for the three months ended June 30, 2018 primarily as a result of a: (i) reversal of an uncertain tax position of $3.2 million during the three months ended June 30, 2017, and (ii) recording of excess tax benefits related to stock awards of $1.6 million pursuant to ASU No. 2016-09 during the three months ended June 30, 2017 compared to $0.3 million during the three months ended June 30, 2018.
Net Income. Net income decreased from $20.4 million for the three months ended June 30, 2017 to $14.4 million for the three months ended June 30, 2018, primarily due to higher income tax expense of $4.7 million, decrease in income from operations of $1.2 million, higher interest expense $0.2 million, lower other income of $0.3 million, partially offset by a higher foreign exchange gain of $0.5 million. As a percentage of revenues, net income decreased from 10.8% for the three months ended June 30, 2017 to 6.9% for the three months ended June 30, 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues.

The following table summarizes our revenues by reportable segment for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,			Percentage change
	2018	2017	Change
	(dollars in millions)
Insurance	$128.7	$114.2	$14.5	12.7%
Healthcare	42.6	37.8	4.8	12.6%
Travel, Transportation and Logistics	36.1	34.9	1.2	3.4%
Finance and Accounting	48.2	42.0	6.2	14.6%
All Other	44.8	42.6	2.2	5.2%
Analytics	116.7	100.6	16.1	16.1%
Total revenues, net	$417.1	$372.1	$45.0	12.1%
Revenues for the six months ended June 30, 2018 were $417.1 million, up $45.0 million or 12.1%, compared to the six months ended June 30, 2017.
Revenue growth in Insurance of $14.5 million was driven by expansion of business from our new and existing clients of $14.0 million. The remaining increase of $0.5 million was attributable to the net impact of the appreciation of the U.K. pound sterling and South African Rand against the U.S. dollar during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Insurance revenues were 30.9% and 30.7% of our total revenues in the six months ended June 30, 2018 and June 30, 2017, respectively.
Revenue growth in Healthcare of $4.8 million was primarily driven by our acquisition of Health Integrated in 2017 contributing $9.9 million. This was partially offset by lower revenues of $5.1 million due to the termination of certain client contracts. Healthcare revenues were 10.2% of our total revenues in each of the six months ended June 30, 2018 and June 30, 2017, respectively.
Revenue growth in TT&L of $1.2 million was primarily driven by net volume increases from our new and existing clients. TT&L revenues were 8.6% and 9.4% of our total revenues in six months ended June 30, 2018 and June 30, 2017, respectively.
Revenue growth in F&A of $6.2 million was driven by net volume increases from our new and existing clients of $5.6 million. The remaining increase of $0.6 million was due to the net impact of the appreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. F&A revenues were 11.6% and 11.3% of our total revenues in the six months ended June 30, 2018 and June 30, 2017, respectively.
Revenue growth in All Other of $2.2 million was primarily driven by higher revenues of $5.6 million in the Consulting operating segment, partially offset by lower revenues in our Utilities operating segment of $2.6 million and Banking and Financial Services operating segment of $1.2 million. The remaining increase of $0.4 million was primarily due to the net impact of the appreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. All Other revenues were 10.7% and 11.4% of our total revenues in the six months ended June 30, 2018 and June 30, 2017, respectively.
Revenue growth in Analytics of $16.1 million was driven by our recurring and project-based engagements from our new and existing clients of $15.7 million. The remaining increase of $0.5 million was due to the net impact of the appreciation of U.K. pound sterling against U.S. dollar during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Analytics revenues were 28.0% and 27.0% of our total revenues in the six months ended June 30, 2018 and June 30, 2017, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Six months ended June 30,		Change	Percentage change	Six months ended June 30,		Change
	2018	2017			2018	2017
	(dollars in millions)
Insurance	$86.5	$78.5	$8.0	10.1%	32.8%	31.2%	1.6%
Healthcare	34.0	24.6	9.4	37.9%	20.3%	35.0%	(14.7)%
TT&L	21.1	20.5	0.6	3.0%	41.6%	41.3%	0.3%
F&A	29.3	24.7	4.6	18.2%	39.3%	41.1%	(1.8)%
All Other	30.2	29.1	1.1	4.2%	32.4%	31.7%	0.7%
Analytics	76.7	65.4	11.3	17.3%	34.3%	35.0%	(0.7)%
Total	$277.8	$242.8	$35.0	14.4%	33.4%	34.7%	(1.3)%
For the six months ended June 30, 2018, cost of revenues was $277.8 million compared to $242.8 million for the six months ended June 30, 2017, an increase of $35.0 million, or 14.4%. Our gross margin for the six months ended June 30, 2018 was 33.4% compared to 34.7% for six months ended June 30, 2017, a decrease of 130 basis points (“bps”).
The increase in cost of revenues in Insurance of $8.0 million was primarily due to an increase in employee-related costs of $6.4 million on account of higher headcount and wage inflation, technology and infrastructure costs of $0.8 million, travel and other operating costs of $0.7 million and currency movements net of hedging of $0.1 million. Gross margin in Insurance increased by 160 bps during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to higher revenues and margin expansion in existing clients.
The increase in cost of revenues in Healthcare of $9.4 million was primarily due to an increase in employee-related costs of $7.7 million and other operating costs of $1.9 million, primarily on account of our acquisition of Health Integrated in 2017, partially offset by currency movements net of hedging of $0.3 million. Gross margin in Healthcare decreased by 1,470 bps during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the impact of acquisition of Health Integrated and the termination of client contracts.
The increase in cost of revenues in TT&L of $0.6 million was primarily due to an increase in employee-related costs of $0.4 million and other operating costs of $0.3 million, partially offset by currency movements net of hedging of $0.2 million. Gross margin in TT&L increased by 30 bps during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
The increase in cost of revenues in F&A of $4.6 million was primarily due to an increase in employee-related costs of $2.9 million on account of higher headcount and wage inflation, technology and infrastructure costs of $0.8 million, travel costs of $0.7 million and other operating costs of $0.2 million. Gross margin in F&A decreased by 180 bps during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to higher operating expenses associated with the initiation of services for new clients.
The increase in cost of revenues in All Other of $1.1 million was primarily due to an increase in employee-related costs of $0.8 million on account of higher headcount and wage inflation, travel costs of $0.4 million and currency movements net of hedging of $0.2 million. Gross margin in All Other increased by 70 bps during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to higher revenues in our Consulting operating segment.
The increase in cost of revenues in Analytics of $11.3 million was primarily due to an increase in employee-related costs of $7.6 million on account of higher headcount and wage inflation, infrastructure costs of $0.7 million, technology costs of $0.4 million, travel costs of $0.3 million, other operating costs of $2.1 million and currency movements net of hedging of $0.1 million. Gross margin in Analytics decreased by 70 bps during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to higher operating costs.

Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,		Change	Percentage change
	2018	2017
	(dollars in millions)
General and administrative expenses	$56.9	$48.5	$8.4	17.4%
Selling and marketing expenses	29.1	26.4	2.7	10.1%
Selling, general and administrative expenses	$86.0	$74.9	$11.1	14.8%
As a percentage of revenues	20.6%	20.1%
The increase in SG&A expenses of $11.1 million was primarily due to an increase in employee-related costs of $6.3 million related to our Health Integrated acquisition in 2017 and an increase of $2.4 million due to the recognition of a claim for litigation settlement during the six months ended June 30, 2018. There was a further increase of $2.4 million due to continued investments in strategic initiatives, product development, digital technology, advance automation and robotics.
Depreciation and Amortization.

	Six months ended June 30,		Change	Percentage change
	2018	2017
	(dollars in millions)
Depreciation expense	$13.4	$11.9	$1.5	12.4%
Intangible amortization expense	7.7	7.0	0.7	10.0%
Depreciation and amortization expense	$21.1	$18.9	$2.2	11.5%
As a percentage of revenues	5.1%	5.1%
The increase in depreciation expense of $1.5 million was due to depreciation related to our new operating centers commenced during 2017 to support our business growth. The increase in intangibles amortization expense of $0.7 million was primarily due to amortization of intangibles associated with our Health Integrated acquisition in 2017.

Income from Operations. Income from operations decreased by $3.3 million, or 9.1%, from $35.5 million for the six months ended June 30, 2017 to $32.2 million for the six months ended June 30, 2018. As a percentage of revenues, income from operations decreased from 9.5% for the six months ended June 30, 2017 to 7.7% for the six months ended June 30, 2018.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the six months ended June 30, 2018. The average exchange rate of the U.S. dollar against the Indian rupee increased from 65.46 during the six months ended June 30, 2017 to 66.08 during the six months ended June 30, 2018. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.27 during the six months ended June 30, 2017 to 1.37 during the six months ended June 30, 2018. The average exchange rate of the U.S. dollar against the Philippine peso increased from 50.05 during the six months ended June 30, 2017 to 52.19 during the six months ended June 30, 2018.
We recorded a net foreign exchange gain of $2.0 million for the six months ended June 30, 2018 compared to the net foreign exchange gain of $1.3 million for the six months ended June 30, 2017.

Interest expense. Interest expense increased from $0.9 million for the six months ended June 30, 2017 to $1.2 million for the six months ended June 30, 2018 primarily due to higher borrowings and higher interest rates under our New Credit Facility.

Other Income, net.

	Six months ended June 30,			Percentage change
	2018	2017	Change
	(dollars in millions)
Interest and dividend income	$0.7	$1.0	$(0.3)	(36.0)%
Gain on mutual fund investments	4.8	4.2	0.6	14.4%
Other, net	0.3	0.5	(0.2)	(37.3)%
Other income, net	$5.8	$5.7	$0.1	1.2%

Other income, net increased by $0.1 million, from $5.7 million for the six months ended June 30, 2017 to $5.8 million for the six months ended June 30, 2018 primarily due to a higher gain from mutual fund investments of $0.6 million during the six months ended June 30, 2018 compared to six months ended June 30, 2017. This increase was partially offset by a decrease in interest and dividend income of $0.3 million and other income, net of $0.2 million.
Income Tax Expense. The effective tax rate decreased from 10.5% for the six months ended June 30, 2017 to 2.7% for the six months ended June 30, 2018, primarily as a result of: (i) adjustment of $4.8 million reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the year-ended December 31, 2017, (ii) reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018, and (iii) excess tax benefits related to stock awards of $5.2 million pursuant to ASU No. 2016-09 during the six months ended June 30, 2018 compared to $3.7 million during the six months ended June 30, 2017, offset by reversal of uncertain tax position of $3.2 million during the three months ended June 30, 2017.
Net Income. Net income increased from $37.2 million for the six months ended June 30, 2017 to $37.6 million for the six months ended June 30, 2018, primarily due to lower income tax expense of $3.3 million, higher foreign exchange gain of $0.7 million and other income of $0.1 million, partially offset by a decrease in income from operations of $3.3 million and higher interest expense of $0.3 million. As a percentage of revenues, net income decreased from 10.0% for the six months ended June 30, 2017 to 9.0% for the six months ended June 30, 2018.
Liquidity and Capital Resources

	Six months ended June 30,
	2018	2017
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$94.3	$220.4
Net cash provided by operating activities	13.8	45.1
Net cash (used for)/provided by investing activities	0.4	(150.4)
Net cash used for financing activities	(15.9)	(21.7)
Effect of exchange rate changes	(2.6)	1.6
Closing cash, cash equivalents and restricted cash	$90.0	$95.0
As of June 30, 2018 and 2017, we had $90.0 million and $95.0 million, respectively, in cash, cash equivalents and restricted cash. We have not determined the extent, if any, to which we may repatriate funds held by our foreign subsidiaries in light of the current regulatory environment (including under the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Reform Act")) and because our future growth depends in part upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Not all of our undistributed foreign earnings may be available for repatriation due to foreign legal restrictions that require minimum reserves to be maintained in those countries. However, in light of the Tax Reform Act, such earnings have been subject to U.S. federal tax as a result of the mandatory repatriation provision. If we decide to repatriate such earnings, we may have to accrue further taxes associated with such earnings in accordance with local tax laws, rules and regulations in the relevant jurisdictions.
Operating Activities: Cash flows provided by operating activities were $13.8 million for the six months ended June 30, 2018 as compared to cash flows provided by operating activities of $45.1 million during the six months ended June 30, 2017. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

Cash flows generated from operating activities decreased by $31.3 million from $45.1 million for the six months ended on June 30, 2017 to $13.8 million for the six months ended June 30, 2018. This decrease was primarily due to an increase in working capital of $45.5 million during the six months ended June 30, 2018 as compared to $18.5 million during the six months ended June 30, 2017. The increase in working capital was primarily due to an increase in advance tax, prepaid expenses, other current assets, accounts receivable and a decrease in accrued employee costs and accounts payable.
Investing Activities: Cash flows generated from investing activities were $0.4 million for the six months ended June 30, 2018 as compared to cash flows used for investing activities of $150.4 million for the six months ended June 30, 2017. The increase of $150.8 million was primarily due to higher proceeds from redemption of investments of $60.8 million during the six months ended June 30, 2018 as compared to $39.5 million during the six months ended June 30, 2017. Further, there was lower cash used for purchase of investments of $169.4 million during the six months ended June 30, 2017 as compared to $40.7 million during the six months ended June 30, 2018.
Financing Activities: Cash flows used for financing activities were $15.9 million during the six months ended June 30, 2018 as compared to cash flows used for financing activities of $21.7 million during the six months ended June 30, 2017. The decrease in cash flows used for financing activities was primarily due to net borrowings of $7.0 million (net of repayments) under our New Credit Facility (as described below in “Financing Arrangements”) during the six months ended June 30, 2018. This decrease was partially offset by lower proceeds from exercise of stock options of $0.4 million during the six months ended June 30, 2018 as compared to $1.8 million during the six months ended June 30, 2017.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we expect to continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $19.3 million of capital expenditures in the six months ended June 30, 2018. We expect to incur capital expenditures of between $35.0 million to $40.0 million in 2018, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation & robotics and infrastructure.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (refer to Note 25 to our unaudited consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.
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
Refer to Note 18 to our unaudited consolidated financial statements herein for further details on our debt facilities.

As of June 30, 2018, we had outstanding debt of $67.0 million, of which $10.0 million is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and the balance of $57.0 million is included under “long-term borrowings” in the unaudited consolidated balance sheets. As of December 31, 2017, we had outstanding debt of $60.0 million, of which $10.0 million was presented under "current portion of long-term borrowings" and the balance of $50.0 million was presented under "long-term borrowings" in the unaudited consolidated balance sheets.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2018:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.3	$0.3	$0.1	$—	$0.7
Operating leases(a)	21.4	34.6	26.7	36.2	118.9
Purchase obligations	5.7	—	—	—	5.7
Other obligations(b)	2.0	3.3	2.3	3.2	10.8
Borrowings:
Principal payments	10.3	48.3	9.0	—	67.6
Interest payments(c)	2.2	2.6	0.5	—	5.3
Total contractual cash obligations(d)	$41.9	$89.1	$38.6	$39.4	$209.0

(a)	Represents minimum lease payments payable for cancellable and non-cancellable lease period.

(b)	Represents estimated payments under the Gratuity Plan.

(c)	Interest on borrowings is calculated based on the effective interest rate on the outstanding borrowings as of June 30, 2018.

(d)	Excludes $0.9 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended June 30, 2018, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     Other Information

ITEM 1.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please refer to Note 25 to the unaudited consolidated financial statements contained herein for details regarding certain contingent liabilities.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2018, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2018 through April 30, 2018(1)	57,635	57.36	53,800	25,980,365
May 1, 2018 through May 31, 2018	58,400	55.21	58,400	22,756,273
June 1, 2018 through June 30, 2018	52,800	58.74	52,800	19,654,742
Total	168,835	57.05	165,000	—

(1) Includes 3,835 shares of the Company’s common stock acquired by the Company at an average price per share of $58.82 in connection with satisfaction of tax withholding obligations on vested restricted stock. The price paid per share for the restricted stock was the average of high and low price of common stock on the trading day prior to the vesting date of the restricted stock units.
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

ITEM 5.    Other Information
None.

ITEM 6.    Exhibits

The following exhibits are being filed as part of this Quarterly Report on Form 10-Q:

2.1
Agreement of Merger, dated April 28, 2018, by and among ExlService.com, LLC, ExlService Cayman Merger Sub, and SCIOInspire Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on July 2, 2018). Pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC, certain schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted schedules.

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

10.1	ExlService Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.2
Form of Restricted Stock Unit Agreement (U.S. Executive Officers Combined) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.3
Form of Restricted Stock Unit Agreement (International Executive Officers) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.4	Form of Restricted Stock Unit Agreement (Directors) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2018	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)