Form 10-Q
period 2018-09-30
ExlService Holdings, Inc.
filed 2018-11-01
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2018, there were 34,256,695 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,636	$86,795
Short-term investments	144,878	178,479
Restricted cash	4,679	3,674
Accounts receivable, net	164,307	135,705
Prepaid expenses	10,325	9,781
Advance income tax, net	7,700	8,801
Other current assets	24,302	29,582
Total current assets	453,827	452,817
Property and equipment, net	67,675	66,757
Restricted cash	3,499	3,808
Deferred tax assets	12,201	8,585
Intangible assets, net	114,799	48,958
Goodwill	357,533	204,481
Other assets	32,779	36,369
Investment in equity affiliate	2,824	3,000
Total assets	$1,045,137	$824,775
Liabilities and equity
Current liabilities:
Accounts payable	$4,310	$5,918
Current portion of long-term borrowings	12,318	10,318
Deferred revenue	7,600	10,716
Accrued employee costs	46,638	55,664
Accrued expenses and other current liabilities	67,084	61,366
Current portion of capital lease obligations	221	267
Total current liabilities	138,171	144,249
Long term borrowings	288,309	50,391
Capital lease obligations, less current portion	261	331
Income taxes payable	8,721	13,557
Deferred tax liabilities	13,352	—
Other non-current liabilities	21,875	16,202
Total liabilities	470,689	224,730
Commitments and contingencies (Refer to Note 25)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,703,974 shares issued and 34,253,291 shares outstanding as of September 30, 2018 and 36,790,751 shares issued and 33,888,733 shares outstanding as of December 31, 2017	38	37
Additional paid-in capital	344,720	322,246
Retained earnings	480,387	427,064
Accumulated other comprehensive loss	(114,330)	(45,710)
Total including shares held in treasury	710,815	703,637
Less: 3,450,683 shares as of September 30, 2018 and 2,902,018 shares as of December 31, 2017, held in treasury, at cost	(136,609)	(103,816)
Stockholders’ equity	574,206	599,821
Non-controlling interest	242	224
Total equity	574,448	600,045
Total liabilities and equity	$1,045,137	$824,775
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues, net	$231,124	$192,345	$648,209	$564,435
Cost of revenues(1)	152,157	123,077	429,907	365,883
Gross profit(1)	78,967	69,268	218,302	198,552
Operating expenses:
General and administrative expenses	28,704	26,545	85,610	75,007
Selling and marketing expenses	16,490	12,196	45,593	38,631
Depreciation and amortization	14,099	9,582	35,185	28,489
Total operating expenses	59,293	48,323	166,388	142,127
Income from operations	19,674	20,945	51,914	56,425
Foreign exchange gain, net	1,385	637	3,414	1,905
Interest expense	(2,475)	(482)	(3,719)	(1,380)
Other income, net	2,466	2,796	8,232	8,495
Income before income tax expense	21,050	23,896	59,841	65,445
Income tax expense	5,739	2,819	6,796	7,202
Loss from equity-method investment	62	—	176	—
Net income attributable to ExlService Holdings, Inc. stockholders	$15,249	$21,077	$52,869	$58,243
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.44	$0.62	$1.53	$1.72
Diluted	$0.43	$0.60	$1.50	$1.66
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	34,458,520	33,838,374	34,472,232	33,834,392
Diluted	35,207,991	35,043,987	35,217,814	35,048,672

(1) Exclusive of depreciation and amortization.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$15,249	$21,077	$52,869	$58,243
Other comprehensive (loss)/income:
Unrealized (loss)/gain on effective cash flow hedges, net of taxes ($3,596), $314, ($7,969) and $3,895, respectively	(8,348)	524	(21,218)	8,216
Foreign currency translation (loss)/gain	(18,373)	(3,030)	(44,403)	10,813
Reclassification adjustments
Loss/(gain) on cash flow hedges, net of taxes $19, ($604), ($1,183) and ($1,497), respectively(1)	46	(1,375)	(2,890)	(3,397)
Retirement benefits, net of taxes ($4), $30, ($6) and $77, respectively(2)	(34)	42	(109)	135
Total other comprehensive (loss)/income	$(26,709)	$(3,839)	$(68,620)	$15,767
Total comprehensive (loss)/income	$(11,460)	$17,238	$(15,751)	$74,010

(1)
These are reclassified to net income and are included either in cost of revenues or operating expenses, as applicable in the unaudited consolidated statements of income. Refer to Note 17 to the unaudited consolidated financial statements.

(2)	These are reclassified to net income and are included in other income, net in the unaudited consolidated statements of income. Refer to Note 20 to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2017	36,790,751	$37	$322,246	$427,064	$(45,710)	(2,902,018)	$(103,816)	$224	$600,045
Impact of adoption of Topic 606	—	—	—	454	—	—	—	—	454
Balance as of January 1, 2018	36,790,751	37	322,246	427,518	(45,710)	(2,902,018)	(103,816)	224	600,499
Stock issued on exercise/vesting of equity awards/business acquisition	913,223	1	5,163	—	—	—	—	—	5,164
Stock-based compensation	—	—	17,311	—	—	—	—	—	17,311
Acquisition of treasury stock	—	—	—	—	—	(548,665)	(32,793)	—	(32,793)
Non-controlling interest	—	—	—	—	—	—	—	18	18
Other comprehensive loss	—	—	—	—	(68,620)	—	—	—	(68,620)
Net income	—	—	—	52,869	—	—	—	—	52,869
Balance as of September 30, 2018	37,703,974	$38	$344,720	$480,387	$(114,330)	(3,450,683)	$(136,609)	$242	$574,448

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2016	35,699,819	$36	$284,646	$382,722	$(75,057)	(2,071,710)	$(60,362)	$193	$532,178
Impact of adoption of ASU 2016-09	—	—	5,999	(4,546)	—	—	—	—	1,453
Balance as of January 1, 2017	35,699,819	$36	$290,645	$378,176	$(75,057)	(2,071,710)	$(60,362)	$193	$533,631
Stock issued on exercise/vesting of equity awards	825,873	1	4,275	—	—	—	—	—	4,276
Stock-based compensation	—	—	16,771	—	—	—	—	—	16,771
Acquisition of treasury stock	—	—	—	—	—	(649,020)	(32,336)	—	(32,336)
Non-controlling interest	—	—	—	—	—	—	—	14	14
Other comprehensive income	—	—	—	—	15,767	—	—	—	15,767
Net income	—	—	—	58,243	—	—	—	—	58,243
Balance as of September 30, 2017	36,525,692	$37	$311,691	$436,419	$(59,290)	(2,720,730)	$(92,698)	$207	$596,366

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$52,869	$58,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,345	28,771
Stock-based compensation expense	17,311	16,771
Unrealized gain on short term investments	(5,423)	(4,437)
Unrealized foreign exchange (gain)/loss, net	(14,375)	446
Deferred income tax benefit	(986)	(5,417)
Allowances for doubtful accounts receivable	(620)	2,706
Loss from equity-method investment	176	—
Others, net	193	12
Change in operating assets and liabilities:
Accounts receivable	(9,354)	(22,064)
Prepaid expenses and other current assets	(3,344)	5,194
Accounts payable	(1,414)	371
Deferred revenue	(5,199)	(8,155)
Accrued employee costs	(7,680)	(915)
Accrued expenses and other liabilities	(436)	267
Advance income tax, net	(4,228)	(2,607)
Other assets	(5,984)	1,241
Net cash provided by operating activities	46,851	70,427

Cash flows from investing activities:
Purchase of property and equipment	(30,070)	(26,759)
Business acquisition (net of cash acquired)	(231,918)	(724)
Purchase of investments	(57,957)	(197,897)
Proceeds from redemption of investments	79,536	54,238
Net cash used for investing activities	(240,409)	(171,142)

Cash flows from financing activities:
Principal payments on capital lease obligations	(105)	(133)
Proceeds from borrowings	245,000	—
Repayments of borrowings	(5,083)	—
Acquisition of treasury stock	(32,793)	(32,336)
Proceeds from exercise of stock options	1,084	4,276
Net cash provided by/(used for) financing activities	208,103	(28,193)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,008)	1,802
Net increase/(decrease) in cash, cash equivalents, and restricted cash	11,537	(127,106)
Cash, cash equivalents, and restricted cash at beginning of period	94,277	220,394
Cash, cash equivalents, and restricted cash at end of period	$105,814	$93,288

Supplemental disclosure of cash flow information:
Non-cash investing and financing transaction
Restricted common stock issued for business acquisition	$4,080	$—

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(In thousands, except share and per share amounts)
1. Organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries and affiliates (collectively, the “Company”), operates in the Business Process Management (“BPM”) industry providing operations management services and analytics services that help businesses enhance revenue growth and improve profitability. Using its proprietary platforms, methodologies and tools, the Company looks deeper to help companies improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. The Company’s clients are located principally in the United States of America (“U.S.”) and the United Kingdom (“U.K”).
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
(b) Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, depreciation and amortization periods, purchase price allocation, recoverability of long-term assets including goodwill and intangibles, and estimated costs to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
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
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-07, Compensation -Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. Pursuant to this, the Company retrospectively adopted the presentation of service cost separate from other components of net periodic costs for each period presented. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”. Refer to Note 20 to the unaudited consolidated financial statements for details.
(d) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Pursuant to the Company’s investment policy, surplus funds are invested in highly-rated debt mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds.
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments (refer to Note 25 to the unaudited consolidated financial statements for details). These deposits with banks have maturity dates after September 30, 2019. Restricted cash presented under current assets represents funds held on behalf of clients in dedicated bank accounts.
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
Adoption of ASU 2014-09 Topic 606, “Revenue from Contracts with Customers” (Topic 606)
On January 1, 2018, the date of initial application, the Company adopted Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity, resulting in an increase of $454, primarily due to new contract acquisition costs. The initial application scopes in those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Company’s historical accounting under Topic 605. The key area impacted upon adoption of Topic 606 relates to the accounting for sales commissions costs. Specifically, under Topic 606 a portion of sales commission costs have been recorded as an asset and recognized as an operating expense on a straight-line basis over the life of the contract. Prior to adoption, the Company was expensing sales commission costs as incurred.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

Nature of services
The Company derives its revenues from operations management and analytics services. The Company operates in the business process management (“BPM”) industry providing operations management and analytics services helping businesses enhance revenue growth and improve profitability. The Company provides BPM or “operations management” services, which typically involve transfer to the Company of business operations of a client, after which it administers and manages those operations for its client on an ongoing basis. The Company also provides industry-specific digital transformational services related to operations management services, and analytics services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business. The Company also provides care optimization and reimbursement optimization services, for its clients through its healthcare analytics solutions and services. The Company offers integrated solutions to help its clients with cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claims payment accuracy.
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
A separate contract is generally drafted for each type of service sold, even if to the same customer. The typical length of a contract is 3 to 5 years for our operations management contracts.
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

b) In respect of arrangements involving subcontracting, in part or whole of the assigned work, the Company evaluates revenues to be recognized based on guidance on “Principal versus agent considerations” in Topic 606.

ii.
Revenues for Company’s fixed-price contracts are recognized using the time-elapsed output method because the Company transfers control evenly during execution of its projects. Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. The Company regularly monitors its estimates for progress on completion of a project and records changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is identified.

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

iv.
Revenues from reimbursement optimization services having contingent fee arrangements are recognized by the Company at the point in time when a performance obligation is satisfied, which is when it identifies an overpayment claim and the same is acknowledged by its customers. In such contracts, the Company’s consideration is contingent upon the actual collections made by its customers and subsequent potential retraction claims. Based on guidance on “variable consideration” in Topic 606, the Company uses its historical experience and projections to determine the expected recoveries from its customers and recognizes revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such change is identified.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

Unbilled receivables represents revenues recognized for services rendered between the last billing date and the balance sheet date. Unbilled receivables also include revenues recognized from reimbursement optimization services when the Company identifies an overpayment claim and the same is acknowledged by its customers, however not invoiced at the balance sheet date. Accordingly, amounts for services that the Company has performed and for which an invoice has not yet been issued to the customers are presented as a part of contract assets as accounts receivable.

The Company has deferred revenue attributable to certain process transition activities, with respect to its customers where such activities do not represent separate performance obligations. Revenues related to such transition activities are contract liabilities classified under “Deferred Revenue” in the Company's consolidated balance sheets and subsequently recognized ratably over the period in which the related services are performed. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example where the Company does not have persuasive evidence of an arrangement with customer. Costs related to such transition activities are contract fulfillment costs, and thereby classified under “Other Current Assets” and “Other Assets” in the consolidated balance sheets, and are recognized ratably over the estimated expected period of benefit, under Cost of Revenues in the consolidated statements of income.

Other incremental and direct costs incurred for acquiring contracts, such as sales commissions are contract acquisition costs and thereby classified under “Other Current Assets” and “Other Assets” in the consolidated balance sheets. Such costs are amortized over the expected period of benefit and recorded under Selling and marketing expenses in the consolidated statements of income.

Any upfront payments made to customers are contract assets and classified under “Other Current Assets and Other Assets” in the consolidated balance sheets. Such costs are amortized over the expected period of benefit and are recorded as an adjustment to transaction price and reduced from revenues.
Reimbursements of out-of-pocket expenses received from clients are included as part of revenues.

Payment terms
All Contracts entered into by the Company specify the payment terms and are defined for each contract separately. Usual payment terms range between 30-60 days. The Company does not have any extended payment terms clauses in existing contracts. At times, the Company enters into fixed price contracts and software licenses involving significant implementation wherein the milestones are defined such that the Company can recover the costs with a reasonable margin.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

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
In June 2018, FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This ASU involves several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in this ASU affect all entities that enter into share-based payment transactions for acquiring goods and services from non-employees. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this ASU is not expected to have any material effect on the Company’s consolidated financial statements.
In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842), which provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and the implementation approach to be used.
In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The adoption of this ASU is not expected to have any material effect on the Company’s consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

In August 2018, FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in ASU are effective for fiscal years beginning after December 15, 2020. An entity is permitted to early adopt this Update. The adoption of this ASU is not expected to have any material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in FASB Accounting Standard Codification Subtopic 350-40 on internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU 2018-15 also provides guidance on amortization and impairment of any costs capitalized, along with new presentation and disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted and both prospective and retrospective transition methods are allowed. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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
September 30, 2018
(In thousands, except share and per share amounts)

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
September 30, 2018
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

The July 2018 acquisition of SCIOinspire Holdings Inc. (“SCIO”) is included in the Analytics reportable segment.

Revenues and cost of revenues for the three months ended September 30, 2018 and 2017, respectively, for each of the reportable segments, are as follows:

	Three months ended September 30, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$64,303	$20,375	$17,278	$24,517	$21,944	$82,707	$231,124
Cost of revenues(1)	43,524	15,797	9,958	14,917	14,323	53,638	152,157
Gross profit(1)	$20,779	$4,578	$7,320	$9,600	$7,621	$29,069	$78,967
Operating expenses							59,293
Foreign exchange gain, interest expense and other income, net							1,376
Income tax expense							5,739
Loss from equity-method investment							62
Net income							$15,249
(1) Exclusive of depreciation and amortization.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

	Three months ended September 30, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$59,608	$18,871	$18,496	$21,642	$19,984	$53,744	$192,345
Cost of revenues(1)*	39,174	12,072	9,996	12,634	13,571	35,630	123,077
Gross profit(1)*	$20,434	$6,799	$8,500	$9,008	$6,413	$18,114	$69,268
Operating expenses*							48,323
Foreign exchange gain, interest expense and other income, net*							2,951
Income tax expense							2,819
Net income							$21,077
(1) Exclusive of depreciation and amortization.

Revenues and cost of revenues for the nine months ended September 30, 2018 and 2017, respectively, for each of the reportable segments, are as follows:

	Nine months ended September 30, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$193,018	$62,989	$53,326	$72,717	$66,732	$199,427	$648,209
Cost of revenues(1)	129,984	49,752	31,026	44,189	44,587	130,369	429,907
Gross profit(1)	$63,034	$13,237	$22,300	$28,528	$22,145	$69,058	$218,302
Operating expenses							166,388
Foreign exchange gain, interest expense and other income, net							7,927
Income tax expense							6,796
Loss from equity-method investment							176
Net income							$52,869
(1) Exclusive of depreciation and amortization.

	Nine months ended September 30, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$173,784	$56,726	$53,374	$63,694	$62,547	$154,310	$564,435
Cost of revenues(1)*	117,675	36,687	30,457	37,398	42,629	101,037	365,883
Gross profit(1)*	$56,109	$20,039	$22,917	$26,296	$19,918	$53,273	$198,552
Operating expenses*							142,127
Foreign exchange gain, interest expense and other income, net*							9,020
Income tax expense							7,202
Net income							$58,243

(1) Exclusive of depreciation and amortization.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
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
Revenues, net of the Company by service type, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
BPM and related services(1)	$148,417	$138,601	$448,782	$410,125
Analytics services	82,707	53,744	199,427	154,310
Total	$231,124	$192,345	$648,209	$564,435

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and the consulting operating segment, which provides services related to operations management services. Refer to segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues, net
United States	$191,671	$158,501	$536,956	$462,676
Non-United States
United Kingdom	29,901	26,824	85,397	81,857
Rest of World	9,552	7,020	25,856	19,902
Total Non-United States	39,453	33,844	111,253	101,759
	$231,124	$192,345	$648,209	$564,435

Property and equipment, net by geographic area, were as follows:

	As of
	September 30, 2018	December 31, 2017
Property and equipment, net
India	$33,995	$39,143
United States	24,689	16,371
Philippines	6,000	8,217
Rest of World	2,991	3,026
	$67,675	$66,757

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
September 30, 2018
(In thousands, except share and per share amounts)

The adoption of Topic 606 did not have a significant impact on the measurement or recognition of revenues during the three and nine months ended September 30, 2018.
Refer to Note 3 to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	September 30, 2018	December 31, 2017
Accounts receivable, net	$164,307	$135,705
Contract assets	$5,766	$2,643
Contract liabilities
Deferred revenue (advance payments portion)	$7,481	$9,311

Accounts receivable includes $71,538 and $49,125 as of September 30, 2018 and December 31, 2017, respectively, representing amounts not billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

Contract assets represents upfront payments made to customers.
Contract liabilities represents that portion of deferred revenue for which payments have been received in advance from customers including revenues attributable to certain process transition activities for which costs have been capitalized by the Company as contract fulfillment costs. The contract liabilities are included within deferred revenues in the consolidated balance sheet and are recognized as revenue as (or when) the performance obligation is fulfilled under the contract.
Revenue recognized from the carrying value of contract liabilities as of December 31, 2017 during the three and nine months ended September 30, 2018 was $1,644 and $8,025, respectively.
Contract acquisition costs
The Company had contract acquisition costs of $1,087 as of September 30, 2018. As of January 1, 2018, the Company capitalized $454 as contract acquisition costs related to contracts that were not completed. Further, the Company capitalized an additional $186 and $858 during the three and nine months ended September 30, 2018, respectively, and amortized $72 and $225 during the three and nine months ended September 30, 2018, respectively. There was no impairment loss in relation to costs capitalized. The capitalized costs are being amortized on a straight-line basis over the life of contract.
Contract fulfillment costs
The Company had deferred contract fulfillment costs relating to transition activities of $4,179 and $2,769 as of September 30, 2018 and December 31, 2017, respectively. The Company capitalized an additional $1,455 and $2,140 during the three and nine months ended September 30, 2018, respectively, and amortized $335 and $730 during the three and nine months ended September 30, 2018, respectively. There was no impairment loss in relation to costs capitalized. The capitalized costs are being amortized on a straight line basis over the life of contract.
Consideration received from customers, if any, relating to such transition activities are classified under Contract Liabilities and are recognized ratably over the period in which the related performance obligations are fulfilled.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$15,249	$21,077	$52,869	$58,243
Denominators:
Basic weighted average common shares outstanding	34,458,520	33,838,374	34,472,232	33,834,392
Dilutive effect of share based awards	749,471	1,205,613	745,582	1,214,280
Diluted weighted average common shares outstanding	35,207,991	35,043,987	35,217,814	35,048,672
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.44	$0.62	$1.53	$1.72
Diluted	$0.43	$0.60	$1.50	$1.66
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	256	—	161,792	151,961
6. Cash, Cash Equivalents and Restricted Cash
For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	September 30, 2018	September 30, 2017
Cash and cash equivalents	$97,636	$87,665
Restricted cash (current)	4,679	1,913
Restricted cash (non-current)	3,499	3,710
	$105,814	$93,288
7. Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest and dividend income	$523	$322	$1,160	$1,317
Gain on sale of mutual funds	2,180	2,556	7,007	6,777
Others, net	(237)	(82)	65	401
Other income, net	$2,466	$2,796	$8,232	$8,495

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

8. Property and Equipment, net
Property and equipment, net consist of the following:

	Estimated useful lives	As of
	(Years)	September 30, 2018	December 31, 2017
Owned Assets:
Network equipment and computers	3-5	$78,693	$77,587
Software	3-5	63,668	59,325
Leasehold improvements	3-8	37,079	38,857
Office furniture and equipment	3-8	19,354	19,667
Motor vehicles	2-5	556	638
Buildings	30	1,097	1,245
Land	—	718	815
Capital work in progress	—	10,407	9,184
		211,572	207,318
Less: Accumulated depreciation and amortization		(144,285)	(141,059)
		$67,287	$66,259
Assets under capital leases:
Leasehold improvements		$712	$941
Office furniture and equipment		7	167
Motor vehicles		550	710
		1,269	1,818
Less: Accumulated depreciation and amortization		(881)	(1,320)
		$388	$498
Property and equipment, net		$67,675	$66,757
Capital work in progress represents advances paid towards acquisition of property and equipment and cost incurred to develop software not yet ready to be placed in service.
The depreciation and amortization expense excluding amortization of acquisition-related intangibles recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Depreciation and amortization expense	$7,381	$6,095	$20,759	$17,997
Effective January 1, 2017, the depreciation and amortization expenses set forth above includes the effect of foreign exchange gain/(loss) upon settlement of cash flow hedges, amounting to ($33) and $125 for the three months ended and $160 and $282 for the nine months ended September 30, 2018 and 2017, respectively. Refer to Note 17 to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

Internally developed software costs, included under Software, was as follows:

	As of
	September 30, 2018	December 31, 2017
Cost	$7,625	$2,571
Less : Accumulated amortization	(1,950)	(976)
	$5,675	$1,595

9. Business Combinations, Goodwill and Intangible Assets
SCIOinspire Holdings Inc.

On July 1, 2018, the Company, through its wholly owned subsidiary ExlService.com, LLC (“Buyer”) and Buyer’s wholly owned subsidiary, ExlService Cayman Merger Sub, completed the acquisition of SCIO pursuant to an Agreement of Merger dated April 28, 2018 (the "Merger Agreement"). ExlService Cayman Merger Sub, merged with and into SCIO, with SCIO surviving the merger as a wholly-owned subsidiary of the Buyer.

SCIO is a health analytics solution and services company serving over 100 healthcare organizations representing over 130 million covered lives across the continuum including providers, health plans, pharmacy benefit managers, employers, health services and global life sciences companies. The acquisition is expected to significantly strengthen the Company’s capability in the high growth cost optimization and care optimization markets. The acquisition of SCIO is included in the Analytics reportable segment.

The preliminary estimated aggregate purchase consideration was $245,491, including estimated cash and cash equivalents acquired and incorporating estimated post-closing adjustments. The aggregate base purchase consideration payable at closing of the merger was $236,500 based on completion of diligence, which was adjusted based on, among other things, SCIO’s cash, debt, working capital position and other adjustments as of the Closing as set forth in the Merger Agreement. To finance the acquisition at Closing, the Company utilized its revolving credit facility in the amount of $233,000, issued 69,459 shares of restricted common stock of the Company in the amount of $4,080 and paid the balance with available cash on hand.

Pursuant to the Company’s business combinations accounting policy, the total estimated purchase consideration for SCIO was allocated to identifiable net tangible and intangible assets based upon their preliminary fair values. The excess of the estimated purchase consideration over fair value of identifiable net tangible and intangible assets was recorded as goodwill. The preliminary purchase price allocation is subject to change during the one-year measurement period as the Company obtains additional information about these net tangible and intangible assets. In order to allocate the consideration transferred for SCIO, the fair values of all identifiable assets and liabilities must be established. For accounting and financial reporting purposes, fair value is defined under ASC Topic 820, “Fair Value Measurement and Disclosure” as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

The Company’s preliminary purchase price allocation to net tangible and intangible assets of SCIO is as follows:

Assets:
Cash and cash equivalents	$10,026
Restricted cash	2,790
Accounts receivable	19,924
Other current assets	1,798
Property and equipment	1,824
Other assets	1,751
Intangible assets
Customer relationships	47,800
Developed technology	28,900
Trade names and trademarks	3,700
118,513
Liabilities:
Current liabilities	(11,679)
Deferred tax liabilities	(19,052)
Other non-current liabilities	(200)
(30,931)

Net assets acquired	$87,582
Goodwill	157,909
Total purchase consideration	$245,491

The fair values of the trade names and trademarks intangible assets were determined by using an “income approach”, specifically the relief-from-royalty approach. The basic principle of the relief-from-royalty method is that without ownership of the subject intangible asset, the user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. Therefore, a portion of SCIO’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The trade names and trademarks are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 3 years.

The fair values of the developed technology intangible assets were also determined by the relief-from-royalty approach. Similarly, this approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the technology. Therefore, a portion of SCIO’s earnings, equal to the after-tax royalty that would have been paid for the use of the technology, can be attributed to the firm’s ownership of the technology. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 5 years.

The fair values of the customer relationships were determined by using an “income approach”, specifically the Multi-Period Excess Earnings Method ("MPEEM"). The MPEEM is a specific application of the discounted cash flow method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting Contributory Asset Charges ("CAC"). The principle behind a CAC is that an intangible asset ‘rents’ or ‘leases’ from a hypothetical third party all the assets it requires to produce the cash flows resulting from its development, that each project rents only those assets it needs (including elements of goodwill) and not the ones that it does not need, and that each project pays the owner of the assets a fair return on (and of, when appropriate) the value of the

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

rented assets. The customer relationship assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 10 years.

The goodwill recognized is attributable primarily to expected synergies from continuing operations of SCIO and the Company. The amount of goodwill recognized from SCIO's acquisition is not deductible for tax purposes. The goodwill has been assigned to our Analytics reportable segment based upon the Company’s assessment of nature of services rendered by SCIO.

Supplemental Pro Forma Data

The Company completed the acquisition of SCIO on July 1, 2018 and accordingly SCIO’s operations for the period from July 1, 2018 to September 30, 2018 are included in the Company’s consolidated statements of income. SCIO contributed revenues of $19,205 for the period from the completion of acquisition through September 30, 2018. The Company does not allocate other operating expenses, interest expense or income taxes by legal entity, and therefore the Company has not presented earnings of SCIO for the period from the completion of acquisition through September 30, 2018. The following unaudited pro forma results of operations have been prepared using the acquisition method of accounting to give effect to the SCIO acquisition as though it occurred on January 1, 2017. The pro forma amounts reflect certain adjustments, such as amortization of intangible assets acquired, interest expense related to borrowings not assumed by the Company and stock based compensation expense. The unaudited pro forma financial information is presented for illustrative purposes only, is based on a preliminary purchase price allocation, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on January 1, 2017, nor is it necessarily indicative of the future results of operations of the combined company.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues, net	$231,124	$210,263	$689,269	$615,157
Net income	$15,395	$19,580	$51,666	$51,820
Earnings per share:
Basic	$0.45	$0.58	$1.50	$1.53
Diluted	$0.44	$0.56	$1.47	$1.47

Health Integrated, Inc.
On December 22, 2017, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement to acquire substantially all the assets and assumed certain liabilities of Health Integrated, Inc. (“Health Integrated”), a company based in Tampa, Florida. The initial purchase price consisted of $22,577 in cash including working capital adjustment. The purchase agreement allows sellers the ability to earn up to $5,000 as earn-out, based on the achievement of certain performance goals by the acquired Health Integrated business during the 2018 calendar year. The earn-out was fair valued at $920 as of December 31, 2017. As of September 30, 2018 fair value of earn-out is Nil.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

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

Acquisition-related costs

Acquisition-related costs are being expensed as incurred and are included in general and administrative expenses in the unaudited consolidated statements of income. The Company recognized acquisition-related costs, which were incurred to effect business combination, for its SCIO and Health Integrated acquisitions of $323 and $457 during the three months ended September 30, 2018 and 2017, respectively, and recognized $1,230 and $505 for the nine months ended September 30, 2018 and 2017, respectively.
Goodwill
The following table sets forth details of the Company’s goodwill balance as of September 30, 2018:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance as at January 1, 2017	$38,110	$19,276	$12,983	$47,537	$5,326	$63,538	$186,770
Acquisitions	—	15,957	—	—	—	—	15,957
Currency translation adjustments	223	—	696	835	—	—	1,754
Balance as at December 31, 2017	$38,333	$35,233	$13,679	$48,372	$5,326	$63,538	$204,481
Acquisitions	—	—	—	—	—	157,909	157,909
Measurement period adjustments*	—	(1,728)	—	—	—	—	(1,728)
Currency translation adjustments	(93)	—	(1,380)	(1,656)	—	—	(3,129)
Balance as at September 30, 2018	$38,240	$33,505	$12,299	$46,716	$5,326	$221,447	$357,533

* Subsequent to December 31, 2017, adjustments of $1,728 have been made to the Health Integrated amounts of net tangible assets acquired and the earn-out with the corresponding offsets to goodwill. These adjustments are within the measurement period and have been accounted for prospectively. These adjustments did not have a significant impact on the Company’s unaudited consolidated statements of income, balance sheets or cash flows.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$129,788	$(52,570)	$77,218
Leasehold benefits	2,545	(2,425)	120
Developed technology	44,677	(13,043)	31,634
Non-compete agreements	2,045	(1,899)	146
Trade names and trademarks	9,642	(4,861)	4,781
	$188,697	$(74,798)	$113,899
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$189,597	$(74,798)	$114,799

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$82,165	$(43,667)	$38,498
Leasehold benefits	2,888	(2,596)	292
Developed technology	15,835	(8,749)	7,086
Non-compete agreements	2,045	(1,780)	265
Trade names and trademarks	5,951	(4,034)	1,917
	$108,884	$(60,826)	$48,058
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$109,784	$(60,826)	$48,958
The amortization expense for the period is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization expense	$6,718	$3,487	$14,426	$10,492
The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	7.89
Leasehold benefits	0.67
Developed technology	4.54
Non-compete agreements	0.97
Trade names and trademarks (Finite lived)	3.16

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

Estimated future amortization expense related to intangible assets as of September 30, 2018 is as follows:
2018 (October 1 - December 31)	$6,702
2019	24,250
2020	16,884
2021	15,175
2022	13,760
2023 and thereafter	37,128
Total	$113,899

10. Investment in Equity Affiliate
On December 12, 2017, the Company acquired preferred stock in Corridor Platform Inc. (“Corridor”), a big data credit risk management platform for $3,000. The Company has determined that based on its ownership interest and other rights, Corridor is an equity method affiliate. The Company has the right and option to acquire additional preferred stock from Corridor as per the terms of the agreement. The Company's proportionate share of net loss for the three months and nine months ended September 30, 2018 was $62 and $176, respectively.
11. Other Current Assets
Other current assets consist of the following:

	As of
	September 30, 2018	December 31, 2017
Derivative instruments	$1,928	$10,938
Advances to suppliers	800	2,451
Receivables from statutory authorities	13,274	7,598
Contract assets	1,248	401
Deferred contract fulfillment costs	1,460	474
Others	5,592	7,720
Other current assets	$24,302	$29,582
12. Other Assets
Other assets consist of the following:

	As of
	September 30, 2018	December 31, 2017
Lease deposits	$8,428	$8,776
Derivative instruments	270	7,361
Deposits with statutory authorities	6,025	6,492
Term deposits	5,209	6,909
Contract assets	4,518	2,242
Deferred contract fulfillment costs	2,719	2,295
Others	5,610	2,294
Other assets	$32,779	$36,369

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2018	December 31, 2017
Accrued expenses	$43,521	$43,235
Derivative instruments	7,870	555
Client liabilities	6,831	8,982
Other current liabilities	8,862	8,594
Accrued expenses and other current liabilities	$67,084	$61,366
14. Other Non-current Liabilities
Other non-current liabilities consist of the following:

	As of
	September 30, 2018	December 31, 2017
Derivative instruments	$9,947	$322
Unrecognized tax benefits	892	892
Deferred rent	7,501	8,176
Retirement benefits	2,423	3,377
Others	1,112	3,435
Other non-current liabilities	$21,875	$16,202

15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC topic 815. Changes in the fair values of forward contracts are recognized in accumulated other comprehensive loss on the Company's consolidated balance sheet until the settlement of those contracts. The balances as of September 30, 2018 and December 31, 2017 are as follows:

	As of
	September 30, 2018	December 31, 2017
Cumulative foreign currency translation (loss)	$(102,808)	$(58,405)
Unrealized (loss)/gain on cash flow hedges, net of taxes of ($4,239) and $4,918, respectively	(12,176)	11,932
Retirement benefits, net of taxes of ($80) and ($74), respectively	654	763
Accumulated other comprehensive loss	$(114,330)	$(45,710)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2018 and December 31, 2017. The table excludes accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts.

As of September 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$113,147	$—	$—	$113,147
Derivative financial instruments	—	2,198	—	$2,198
Total	$113,147	$2,198	$—	$115,345
Liabilities
Derivative financial instruments	$—	$17,817	$—	$17,817
Total	$—	$17,817	$—	$17,817

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Money market and mutual funds*	$162,906	$—	$—	$162,906
Derivative financial instruments	—	18,299	—	18,299
Total	$162,906	$18,299	$—	$181,205
Liabilities
Derivative financial instruments	$—	$877	$—	$877
Fair value of earn-out consideration	—	—	920	920
Total	$—	$877	$920	$1,797

* Represents short-term investments carried on fair value option under ASC 825 “Financial Instruments” as of September 30, 2018 and December 31, 2017.
Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer to Note 17 to the unaudited consolidated financial statements for further details.
Fair value of earn-out consideration: The fair value measurement of earn-out consideration is determined using Level 3 inputs. The Company’s earn-out consideration represents a component of the total purchase consideration for its acquisition of Health Integrated. The measurement was calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by Health Integrated during the 2018 calendar year. The earn-out was fair valued at $920 as of December 31, 2017. As of September 30, 2018, fair value of earn-out is Nil.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

17. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $364,395 as of September 30, 2018 and $300,757 as of December 31, 2017.
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
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/(loss). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $140,055 and GBP 18,044 as of September 30, 2018 and amounted to $98,967 and GBP 17,947 as of December 31, 2017.
The Company estimates that approximately $6,158 of net derivative losses included in accumulated other comprehensive loss (“AOCI”) could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2018. At September 30, 2018, the maximum outstanding term of the cash flow hedges was 45 months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	September 30, 2018	December 31, 2017
Other current assets	$1,712	$10,892
Other assets	$270	$7,361
Accrued expense and other current liabilities	$7,870	$481
Other non-current liabilities	$9,947	$322

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	September 30, 2018	December 31, 2017
Other current assets	$216	$46
Accrued expense and other current liabilities	$—	$74

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
Forward Exchange Contracts:	2018	2017	2018	2017
Gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$(11,944)	$838	$(29,187)	$12,111

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(4,268)	$(678)	$(9,837)	$2,095

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended September 30,
	2018		2017
	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$152,157	$(76)	$123,077	$1,564
General and administrative expenses	$28,704	12	$26,545	280
Selling & marketing expenses	$16,490	6	$12,196	23
Depreciation & amortization	$14,099	(7)	$9,582	112
		$(65)		$1,979

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,385	$(4,268)	$637	$(678)
	$1,385	$(4,268)	$637	$(678)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

	Nine months ended September 30,
	2018		2017
	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$429,907	$3,260	$365,883	$3,860
General & administrative expenses	$85,610	523	$75,007	711
Selling & marketing expenses	$45,593	56	$38,631	71
Depreciation & amortization	$35,185	234	$28,489	252
		$4,073		$4,894

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$3,414	$(9,837)	$1,905	$2,095
	$3,414	$(9,837)	$1,905	$2,095
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
On November 21, 2017, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement provides for a $200,000 revolving credit facility (the “New Credit Facility”) with an option to increase the commitments by up to $100,000, subject to certain approvals and conditions as set forth in the New Credit Agreement. The New Credit Agreement also includes a letter of credit sub facility. The New Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the New Credit Agreement were used to repay amounts outstanding under the Credit Facility and may otherwise be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, the Company exercised its option under the New Credit Agreement to increase the commitments by $100,000 thereby utilizing the entire revolver under the New Credit Facility of $300,000, to fund SCIO acquisition. The incremental commitments were made pursuant to (and constitute part of) the existing commitments and shall be subject to the terms and conditions applicable to the existing commitments as set forth in the New Credit Agreement.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

Credit Agreement are subject to a commitment fee, which is also tied to the Company’s total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.
Obligations under the New Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The New Credit Agreement contains affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the New Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both as defined for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of September 30, 2018, the Company was in compliance with all financial and non-financial covenants listed under the New Credit Agreement.
As of September 30, 2018, we had outstanding debt of $300,000, of which $12,000 is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $288,000 is included under “long-term borrowings” in the unaudited consolidated balance sheets. As of December 31, 2017, we had an outstanding debt of $60,000, of which $10,000 was included under “current portion of long-term borrowings,” and the balance of $50,000 was included under “long-term borrowings” in the consolidated balance sheets.
The Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the debt. The unamortized debt issuance costs as of September 30, 2018 and December 31, 2017 was $1,364 and $773, respectively, and is included under "other current assets" and “other assets” in the consolidated balance sheets.
Borrowings also includes structured payables which are in the nature of debt, amounting to $627 and $709 as of September 30, 2018 and December 31, 2017, respectively, of which $318 and $318 is included under "current portion of long-term borrowings", $309 and $391, respectively, under "long-term borrowings" in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended September 30, 2018 and 2017, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock.
During the nine months ended September 30, 2018 and 2017, the Company acquired 45,646 and 65,003 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $2,790 and $3,016, respectively. The weighted average purchase price per share of $61.12 and $46.40, respectively, was the average of the high and low price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
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
During the three and nine months ended September 30, 2018, the Company purchased 155,837 and 503,019 shares of its common stock, respectively, for an aggregate purchase price of approximately $9,657 and $30,003, respectively, including

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

commissions, representing an average purchase price per share of $61.97 and $59.65, respectively, under the 2017 Repurchase Program.
During the three and nine months ended September 30, 2017, the Company purchased 160,033 and 584,017 shares of its common stock, respectively, for an aggregate purchase price of approximately $9,004 and $29,320, respectively, including commissions, representing an average purchase price per share of $56.26 and $50.20, respectively, under the 2014 and 2017 Repurchase Programs.
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
Components of net periodic benefit cost:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$431	$491	$1,293	$1,469
Interest cost	173	166	526	494
Expected return on plan assets	(117)	(112)	(359)	(330)
Amortization of actuarial (gain)/loss	(37)	72	(114)	212
Net periodic benefit cost	$450	$617	$1,346	$1,845

On January 1, 2018, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. Pursuant to this, the Company presented service cost separately from other components of net periodic cost for all periods presented. The interest cost, expected return on plan assets and amortization of actuarial (gain)/loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

The effect of the retrospective presentation change related to the net periodic cost of our defined benefit Gratuity Plan on applicable lines of our unaudited consolidated statements of income was as follows -

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	As revised	Previously reported*	Effect of change Higher/(Lower)	As revised	Previously reported*	Effect of change Higher/(Lower)
Location in unaudited consolidated statements of income
Cost of revenues	$123,077	$123,189	$(112)	$365,883	$366,216	$(333)
General and administrative expenses	$26,545	$26,558	$(13)	$75,007	$75,046	$(39)
Selling and marketing expenses	$12,196	$12,197	$(1)	$38,631	$38,634	$(3)
Other income, net	$2,796	$2,922	$(126)	$8,495	$8,870	$(375)
* Adjusted for the impact of adoption of ASU 2017-12. Refer to Note 17 of the unaudited consolidated financial statements.
The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 7.8% per annum on these Gratuity Plans for the nine months ended September 30, 2018.

Change in Plan Assets
Plan assets at January 1, 2018	$6,915
Business acquisition	210
Actual return	652
Employer contribution	1,191
Benefits paid	(859)
Effect of exchange rate changes	(899)
Plan assets at September 30, 2018	$7,210
The Company maintains several 401(k) plans (the "401(k) Plans") under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. The Company made provision for 401(k) Plans amounting to $645 and $487 for the three months ended September 30, 2018 and 2017, respectively, and $2,630 and $2,051 for the nine months ended September 30, 2018 and 2017, respectively.
On behalf of the Company's employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia and Singapore, the Company contributed $2,003 and $1,845 during the three months ended September 30, 2018 and 2017, respectively, and $5,670 and $5,350 during the nine months ended September 30, 2018 and 2017, respectively, for various defined contribution plans.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

21. Leases
The Company finances its use of certain motor vehicles and other equipment under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of September 30, 2018 are as follows:

2018 (October 1- December 31)	$127
2019	192
2020	135
2021	89
2022	27
2023 and thereafter	12
Total minimum lease payments	582
Less: amount representing interest	(100)
Present value of minimum lease payments	482
Less: current portion	(221)
Long term capital lease obligation	$261

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates. Future minimum lease payments under such agreements expiring after September 30, 2018 are set forth below:

2018 (October 1- December 31)	$5,590
2019	21,188
2020	18,779
2021	16,734
2022	14,399
2023 and thereafter	35,706
$112,396
Rent expense
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent expense on such leases on a straight-line basis over cancelable and non-cancelable lease period determined under ASC topic 840, Leases:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Rent expense	$6,596	$6,362	$19,075	$18,168

Deferred rent

	As of
	September 30, 2018	December 31, 2017
Cancelable and non-cancelable operating leases	$8,508	$8,959
Deferred rent is included under “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
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
The Company recorded income tax expense of $5,739 and $2,819 for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate increased from 11.8% during the three months ended September 30, 2017 to 27.3% during the three months ended September 30, 2018 primarily as a result of recording of excess tax benefits related to stock awards of $3,488 pursuant to ASU No. 2016-09 during the three months ended September 30, 2017 compared to $288 during the three months ended September 30, 2018.
The Company recorded income tax expense of $6,796 and $7,202 for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate increased from 11.0% during the nine months ended September 30, 2017 to 11.4% during the nine months ended September 30, 2018 primarily as a result of: (i) excess tax benefits related to stock awards of $5,438 pursuant to ASU No. 2016-09 during the nine months ended September 30, 2018 compared to $7,169 during the nine months ended September 30, 2017, (ii) reversal of uncertain tax position of $3,153 during the nine months ended September 30, 2017, offset by (iii) an adjustment of $4,836 during the nine months ended September 30, 2018 reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the year-ended December 31, 2017, and (iv) a reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018.
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
The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current E&P of the Company's foreign subsidiaries. The Company was able to reasonably estimate the Transition Tax and recorded an initial provisional Transition Tax obligation of $27,236, with a corresponding adjustment of $27,236 to income tax expense for the year ended December 31, 2017. On the basis of additional technical research and analysis, the Company recognized a measurement-period reduction of $4,836 to the Transition Tax obligation, with a corresponding adjustment of $4,836 to income tax expense during the nine months ended September 30, 2018. As of September 30, 2018, a total Transition Tax obligation of $22,400 has been recorded, with a corresponding adjustment of $22,400 to the income tax expense. However, the Company continues to gather additional information to more precisely compute the amount of the Transition Tax, and its accounting for this item is not yet complete because of, among other things, changes in the interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service ("I.R.S."), and actions the Company may take. The Company expects to complete its accounting within the prescribed measurement period.

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
As noted at year-end, the Company was able to reasonably estimate and record provisional adjustments associated with the corporate rate change in the amount of $1,949. The Company has not made any additional measurement period adjustment related to this item during the nine months ended September 30, 2018 because it continues to evaluate potential method changes and implications of certain provisions of the Act, as well as additional guidance provided by the tax authorities. The Company continues to gather additional information and expects to complete its accounting within the prescribed measurement period.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

23. Stock-Based Compensation
The following costs related to the Company’s stock-based compensation plans are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of revenues	$1,116	$1,109	$3,579	$3,448
General and administrative expenses	2,187	2,601	7,536	7,541
Selling and marketing expenses	2,041	1,998	6,196	5,782
Total	$5,344	$5,708	$17,311	$16,771
As of September 30, 2018, the Company had 3,210,120 shares available for grant under the 2018 Omnibus Incentive Plan, which was adopted by the Company's stockholders in September 2018, at which time new awards under the Company's 2015 Amendment and Restatement of the 2006 Omnibus Award Plan were not permitted to be made.
Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted Avg Exercise Price	Aggregate Intrinsic Value	Weighted Avg Remaining Contractual Life (Years)
Outstanding at December 31, 2017	259,563	$18.03	$10,985	2.76
Granted	—	—
Exercised	(60,435)	17.93	2,640
Forfeited	—	—
Outstanding at September 30, 2018	199,128	$18.06	$9,586	2.09
Vested and exercisable at September 30, 2018	199,128	$18.06	$9,586	2.09
The unrecognized compensation cost for unvested options as of September 30, 2018 is Nil.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2017*	182,267	$42.64	1,046,999	$42.26
Granted	—	—	429,132	60.72
Vested	(41,640)	37.89	(397,112)	39.23
Forfeited	(14,620)	47.91	(80,228)	51.08
Outstanding at September 30, 2018*	126,007	$43.60	998,791	$50.69
* As of September 30, 2018 and December 31, 2017 restricted stock units vested for which the underlying common stock is yet to be issued are 155,753 and 146,112, respectively.
As of September 30, 2018, unrecognized compensation cost of $41,224 is expected to be expensed over a weighted average period of 2.67 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
(In thousands, except share and per share amounts)

Performance Based Stock Awards
Performance based restricted stock unit (the “PRSUs”) activity under the Company’s stock-based compensation plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2017	113,190	$48.13	113,174	$60.80
Granted	55,268	60.58	55,262	70.97
Vested	—	—	—	—
Forfeited	(21,179)	51.51	(21,176)	63.78
Outstanding at September 30, 2018	147,279	$52.32	147,260	$64.19
As of September 30, 2018, unrecognized compensation cost of $9,328 is expected to be expensed over a weighted average period of 1.91 years.

24. Related Party Disclosures
The Company provides consulting services to PharmaCord, LLC. One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of $10 and $225 in the three months and nine months ended September 30, 2018, respectively, and $701 and $1,506 in the three months and nine months ended September 30, 2017, respectively, for services provided.
As of September 30, 2018 and December 31, 2017, the Company had accounts receivable of $5 and $140, respectively, related to these services.

25. Commitments and Contingencies
Fixed Asset Commitments
At September 30, 2018, the Company has committed to spend approximately $4,980 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2018
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
The aggregate disputed amount demanded by Indian tax authorities from the Company primarily related to its transfer pricing issues for years ranging from tax years 2003 to 2015 and its permanent establishment issues ranging from tax years 2003 to 2007 as of September 30, 2018 and December 31, 2017 is $16,407 and $18,065, respectively, of which the Company has made payments or provided bank guarantee to the extent $7,863 and $8,573, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,035 and $6,499 as of September 30, 2018 and December 31, 2017, respectively, are included in “Other assets” and amounts for bank guarantees aggregating to $1,828 and $2,074 as of September 30, 2018 and December 31, 2017, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017.
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
In March 2017, the Company was named in a putative class action lawsuit filed in California, which included several causes of action seeking damages but did not include a monetary demand. The Company filed its answer in April 2017 vigorously denying the allegations. Both parties agreed to participate in a court-approved mediation which occurred in March 2018. The parties reached an agreement in principle whereby the Company, without any admission of wrongdoing or liability, would pay $2,400 to settle the litigation, which amount has been accrued under “General and administrative expenses” for the nine months ended September 30, 2018. The agreement remains subject to final court approval, which is expected to occur in the fourth quarter of 2018 although there can be no guarantee as to approval or timing.

26. Subsequent Event

On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). The Company may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.

The Company entered into a second amendment (the “Amendment”) to its Credit Agreement, effective as of November 21, 2017, as amended, among the Company, as borrower, with certain lenders, and Citibank, N.A. as Administrative Agent to, among other things, permit the issuance by the Company of the Notes, and settlement upon maturity or conversion thereof, in accordance with the Investment Agreement, the indenture dated as of October 4, 2018 and the other documents entered into in connection therewith. The Company used the proceeds from the sale of Notes to repay a portion of its outstanding borrowings under the New Credit Facility.

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
The July 2018 acquisition of SCIO is included in Analytics reportable segment. It provides health analytics solution and serving over 100 healthcare organizations representing over 130 million covered lives across the continuum including providers, health plans, pharmacy benefit managers, employers, health services and global life sciences companies.
Revenues
For the three months ended September 30, 2018, we had revenues of $231.1 million compared to revenues of $192.3 million for the three months ended September 30, 2017, an increase of $38.8 million, or 20.2%. For the nine months ended September 30, 2018, we had revenues of $648.2 million compared to revenues of $564.4 million for the nine months ended September 30, 2017, an increase of $83.8 million, or 14.8%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating 82.9% and 12.9%, respectively, of our total revenues for the three months ended September 30, 2018, and 82.4% and 13.9%, respectively, of our revenues for the three months ended September 30, 2017. For the nine months ended September 30, 2018, these two regions generated 82.8% and 13.2%, respectively, of our total revenues and 82.0% and 14.5%, respectively, of our total revenues for the nine months ended September 30, 2017.

For the three months ended September 30, 2018 and 2017, our total revenues from our top ten clients accounted for 36.7% and 38.3% of our total revenues, respectively. For the nine months ended September 30, 2018 and 2017, our total revenues from our top ten clients accounted for 37.9% and 38.7% of our total revenues, respectively. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.
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
Analytics: Our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ business. We also provide care optimization and reimbursements optimization services, for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, payment integrity and care management, and data management. We actively cross-sell and, where appropriate, integrate our Analytics services with other operations management services as part of a comprehensive offering set for our clients.
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
Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in millions)		(dollars in millions)
Revenues, net	$231.1	$192.3	$648.2	$564.4
Cost of revenues(1)	152.2	123.1	429.9	365.9
Gross profit(1)	78.9	69.2	218.3	198.5
Operating expenses:
General and administrative expenses	28.7	26.5	85.6	75.0
Selling and marketing expenses	16.4	12.2	45.6	38.6
Depreciation and amortization	14.1	9.6	35.2	28.5
Total operating expenses	59.2	48.3	166.4	142.1
Income from operations	19.7	20.9	51.9	56.4
Foreign exchange gain, net	1.4	0.6	3.4	1.9
Interest expense	(2.5)	(0.4)	(3.7)	(1.4)
Other income, net	2.5	2.8	8.2	8.5
Income before income tax expense	21.1	23.9	59.8	65.4
Income tax expense	5.7	2.8	6.8	7.2
Loss from equity-method investment	0.1	—	0.2	—
Net income attributable to ExlService Holdings, Inc. stockholders	$15.3	$21.1	$52.8	$58.2

(1) Exclusive of depreciation and amortization.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,			Percentage change
	2018	2017	Change
	(dollars in millions)
Insurance	$64.3	$59.6	$4.7	7.9%
Healthcare	20.4	18.9	1.5	8.0%
Travel, Transportation and Logistics	17.3	18.5	(1.2)	(6.6)%
Finance and Accounting	24.5	21.6	2.9	13.3%
All Other	21.9	20.0	1.9	9.8%
Analytics	82.7	53.7	29.0	53.9%
Total revenues, net	$231.1	$192.3	$38.8	20.2%
Revenues for the three months ended September 30, 2018 were $231.1 million, up $38.8 million or 20.2%, compared to the three months ended September 30, 2017.
Revenue growth in Insurance of $4.7 million was primarily driven by expansion of business from our new and existing clients of $5.4 million. This was partially offset by $0.7 million attributable to the depreciation of the Indian rupee against the U.S. dollar during the three months ended September 31, 2018 compared to the three months ended September 31, 2017. Insurance revenues were 27.8% and 31.0% of our total revenues in the three months ended September 30, 2018 and September 30, 2017, respectively.
Revenue growth in Healthcare of $1.5 million was primarily driven by our acquisition of Health Integrated in 2017, contributing $3.7 million. This was partially offset by lower revenues of $2.2 million due to the termination of certain client contracts. Healthcare revenues were 8.8% and 9.8% of our total revenues in the three months ended September 30, 2018 and September 30, 2017, respectively.
Revenue decline in Travel, Transportation and Logistics ("TT&L") of $1.2 million was primarily driven by net lower volumes from our existing clients of $0.9 million. The remaining decrease of $0.3 million was attributable to the depreciation of the Indian rupee and Philippine peso against the U.S. dollar during the three months ended September 31, 2018 compared to the three months ended September 31, 2017. TT&L revenues were 7.5% and 9.6% of our total revenues in the three months ended September 30, 2018 and September 30, 2017, respectively.
Revenue growth in Finance and Accounting ("F&A") of $2.9 million was driven by net volume increases from our new and existing clients of $3.4 million. This was partially offset by $0.5 million attributable to the depreciation of the Indian rupee against the U.S. dollar during the three months ended September 31, 2018 compared to the three months ended September 31, 2017. F&A revenues were 10.6% and 11.3% of our total revenues in the three months ended September 30, 2018 and September 30, 2017, respectively.
Revenue growth in All Other of $1.9 million was primarily driven by higher revenues of $3.1 million in the Consulting operating segment and $0.3 million in our Utilities operating segment, partially offset by lower revenues of $0.6 million in our Banking and Financial Services operating segment. This was partially offset by $0.8 million due to the depreciation of the Indian rupee against the U.S. dollar. All Other revenues were 9.5% and 10.4% of our total revenues in the three months ended September 30, 2018 and September 30, 2017, respectively.
Revenue growth in Analytics of $29.0 million was primarily driven by our acquisition of SCIO in July 2018 contributing $19.2 million. The remaining increase of $9.8 million was attributable to recurring and project based engagements from our new and existing clients. Analytics revenues were 35.8% and 27.9% of our total revenues in the three months ended September 30, 2018 and September 30, 2017, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended September 30,		Change	Percentage change	Three months ended September 30,		Change
	2018	2017			2018	2017
	(dollars in millions)
Insurance	$43.5	$39.2	$4.3	11.1%	32.3%	34.3%	(2.0)%
Healthcare	15.8	12.1	3.7	30.9%	22.5%	36.0%	(13.5)%
TT&L	10.0	10.0	—	(0.4)%	42.4%	46.0%	(3.6)%
F&A	15.0	12.6	2.4	18.1%	39.2%	41.6%	(2.4)%
All Other	14.3	13.6	0.7	5.5%	34.7%	32.1%	2.6%
Analytics	53.6	35.6	18.0	50.5%	35.1%	33.7%	1.4%
Total	$152.2	$123.1	$29.1	23.6%	34.2%	36.0%	(1.8)%
For the three months ended September 30, 2018, cost of revenues was $152.2 million compared to $123.1 million for the three months ended September 30, 2017, an increase of $29.1 million, or 23.6%. Our gross margin for the three months ended September 30, 2018 was 34.2% compared to 36.0% for three months ended September 30, 2017, a decrease of 180 basis points (“bps”).
The increase in cost of revenues in Insurance of $4.3 million was primarily due to an increase in employee-related costs of $4.5 million on account of higher headcount and wage inflation, technology and infrastructure costs of $0.6 million and travel costs of $0.2 million, partially offset by lower professional fees and other operating costs of $0.3 million and currency movements net of hedging of $0.5 million. Gross margin in Insurance decreased by 200 bps during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
The increase in cost of revenues in Healthcare of $3.7 million was primarily due to an increase in employee-related costs of $3.1 million and technology costs of $0.7 million related to our acquisition of Health Integrated in 2017, partially offset by currency movements net of hedging of $0.2 million. Gross margin in Healthcare decreased by 1350 bps during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the impact of acquisition of Health Integrated and the termination of certain client contracts.
The cost of revenues in TT&L were flat during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Gross margin in TT&L decreased by 360 bps during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to lower volumes in existing clients.
The increase in cost of revenues in F&A of $2.4 million was primarily due to an increase in employee-related costs of $2.0 million on account of higher headcount and wage inflation, technology and infrastructure costs of $0.4 million and travel costs of $0.2 million, partially offset by currency movements net of hedging of $0.3 million. Gross margin in F&A decreased by 240 bps during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to higher operating expenses associated with the initiation of services for new clients.
The increase in cost of revenues in All Other of $0.7 million was primarily due to an increase in employee-related costs of $1.2 million on account of higher headcount and wage inflation, partially offset by other operating costs of $0.1 million and currency movements net of hedging of $0.4 million. Gross margin in All Other increased by 260 bps during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to higher revenues in our Consulting operating segment.
The increase in cost of revenues in Analytics of $18.0 million was primarily due to an increase in employee-related costs of $13.4 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of SCIO in July 2018 of $9.8 million. The remaining increase was attributable to technology and infrastructure costs of $1.2 million, travel costs of $0.8 million, professional fees of $0.6 million and other operating costs of $2.6 million, partially offset by currency movements net of hedging of $0.5 million. Gross margin in Analytics increased by 140 bps during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to higher revenues.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,		Change	Percentage change
	2018	2017
	(dollars in millions)
General and administrative expenses	$28.7	$26.5	$2.2	8.1%
Selling and marketing expenses	16.4	12.2	4.2	35.2%
Selling, general and administrative expenses	$45.1	$38.7	$6.4	16.7%
As a percentage of revenues	19.6%	20.1%
The increase in SG&A expenses of $6.4 million was primarily due to an increase in employee-related costs of $6.6 million, including incremental costs of $4.6 million related to our Health Integrated acquisition in 2017 and SCIO acquisition in July 2018 and other costs of $0.3 million. This was partially offset by currency movements net of hedging of $0.5 million.
Depreciation and Amortization.

	Three months ended September 30,		Change	Percentage change
	2018	2017
	(dollars in millions)
Depreciation expense	$7.4	$6.1	$1.3	21.1%
Intangible amortization expense	6.7	3.5	3.2	92.7%
Depreciation and amortization expense	$14.1	$9.6	$4.5	47.1%
As a percentage of revenues	6.1%	5.0%
The increase in intangibles amortization expense of $3.2 million was primarily due to amortization of intangibles associated with our Health Integrated acquisition in 2017 and SCIO acquisition in July 2018. The increase in depreciation expense of $1.3 million was due to depreciation related to our new operating centers commenced during 2017 to support our business growth and depreciation associated with our acquisitions.

Income from Operations. Income from operations decreased by $1.2 million, or 6.1%, from $20.9 million for the three months ended September 30, 2017 to $19.7 million for the three months ended September 30, 2018. As a percentage of revenues, income from operations decreased from 10.9% for the three months ended September 30, 2017 to 8.5% for the three months ended September 30, 2018.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended September 30, 2018. The average exchange rate of the U.S. dollar against the Indian rupee increased from 64.45 during the three months ended September 30, 2017 to 70.67 during the three months ended September 30, 2018. The average exchange rate of the U.K. pound sterling against the U.S. dollar remained flat at 1.31 during the three months ended September 30, 2017 and September 30, 2018. The average exchange rate of the U.S. dollar against the Philippine peso increased from 50.82 during the three months ended September 30, 2017 to 53.53 during the three months ended September 30, 2018.
We recorded a net foreign exchange gain of $1.4 million for the three months ended September 30, 2018 compared to the net foreign exchange gain of $0.6 million for the three months ended September 30, 2017.

Interest expense. Interest expense increased from $0.4 million for the three months ended September 30, 2017 to $2.5 million for the three months ended September 30, 2018 primarily due to higher borrowings to finance our SCIO acquisition in July 2018 and higher interest rates under our New Credit Facility (as defined below in “Liquidity and Capital Resources-Financing Arrangements”).

Other Income, net.

	Three months ended September 30,			Percentage change
	2018	2017	Change
	(dollars in millions)
Interest and dividend income	$0.5	$0.3	$0.2	62.4%
Gain on mutual fund investments	2.2	2.6	(0.4)	(14.7)%
Other, net	(0.2)	(0.1)	(0.1)	(189.0)%
Other income, net	$2.5	$2.8	$(0.3)	(11.8)%

Other income, net decreased by $0.3 million, from $2.8 million for the three months ended September 30, 2017 to $2.5 million for the three months ended September 30, 2018, primarily due to lower yields on our mutual fund investments of $0.4 million. This decrease was partially offset by an increase in interest and dividend income of $0.2 million during the three months ended September 30, 2018 compared to three months ended September 30, 2017.
Income Tax Expense. The effective tax rate increased from 11.8% during the three months ended September 30, 2017 to 27.3% during the three months ended September 30, 2018 primarily as a result of a recording of excess tax benefit related to stock awards of $3.5 million pursuant to ASU No. 2016-09 during the three months ended September 30, 2017 compared to $0.3 million during the three months ended September 30, 2018.
Net Income. Net income decreased from $21.1 million for the three months ended September 30, 2017 to $15.3 million for the three months ended September 30, 2018, primarily due to higher income tax expense of $2.9 million, higher interest expense $2.1 million, decrease in income from operations of $1.2 million and other income, net of $0.3 million, partially offset by a higher foreign exchange gain of $0.8 million. As a percentage of revenues, net income decreased from 11.0% for the three months ended September 30, 2017 to 6.6% for the three months ended September 30, 2018.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues.

The following table summarizes our revenues by reportable segment for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,			Percentage change
	2018	2017	Change
	(dollars in millions)
Insurance	$193.0	$173.8	$19.2	11.1%
Healthcare	63.0	56.7	6.3	11.0%
Travel, Transportation and Logistics	53.4	53.4	—	—
Finance and Accounting	72.7	63.7	9.0	14.2%
All Other	66.7	62.5	4.2	6.7%
Analytics	199.4	154.3	45.1	29.2%
Total revenues, net	$648.2	$564.4	$83.8	14.8%
Revenues for the nine months ended September 30, 2018 were $648.2 million, up $83.8 million or 14.8%, compared to the nine months ended September 30, 2017.
Revenue growth in Insurance of $19.2 million was driven by expansion of business from our new and existing clients. Insurance revenues were 29.8% and 30.8% of our total revenues in the nine months ended September 30, 2018 and September 30, 2017, respectively.
Revenue growth in Healthcare of $6.3 million was primarily driven by our acquisition of Health Integrated in 2017 contributing $13.6 million. This was partially offset by lower revenues of $7.3 million due to the termination of certain client contracts. Healthcare revenues were 9.7% and 10.1% of our total revenues in each of the nine months ended September 30, 2018 and September 30, 2017, respectively.

Revenue growth in TT&L was flat during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. TT&L revenues were 8.2% and 9.5% of our total revenues in the nine months ended September 30, 2018 and September 30, 2017, respectively.
Revenue growth in F&A of $9.0 million was driven by net volume increases from our new and existing clients. F&A revenues were 11.2% and 11.3% of our total revenues in the nine months ended September 30, 2018 and September 30, 2017, respectively.
Revenue growth in All Other of $4.2 million was primarily driven by higher revenues of $8.7 million in the Consulting operating segment, partially offset by lower revenues in our Utilities operating segment of $2.4 million and Banking and Financial Services operating segment of $1.8 million and a net impact of foreign exchange loss of $0.4 million primarily due to the depreciation of the Indian rupee and appreciation of U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. All Other revenues were 10.3% and 11.1% of our total revenues in the nine months ended September 30, 2018 and September 30, 2017, respectively.
Revenue growth in Analytics of $45.1 million was driven by our acquisition of SCIO in July 2018, contributing $19.2 million. The remaining increase of $25.6 million was attributable by our recurring and project-based engagements from our new and existing clients and $0.4 million attributable to the net impact of the appreciation of U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Analytics revenues were 30.8% and 27.3% of our total revenues in the nine months ended September 30, 2018 and September 30, 2017, respectively.
Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Nine months ended September 30,		Change	Percentage change	Nine months ended September 30,		Change
	2018	2017			2018	2017
	(dollars in millions)
Insurance	$130.0	$117.7	$12.3	10.5%	32.7%	32.3%	0.4%
Healthcare	49.7	36.7	13.0	35.6%	21.0%	35.3%	(14.3)%
TT&L	31.0	30.5	0.5	1.9%	41.8%	42.9%	(1.1)%
F&A	44.2	37.4	6.8	18.2%	39.2%	41.3%	(2.1)%
All Other	44.6	42.6	2.0	4.6%	33.2%	31.8%	1.4%
Analytics	130.4	101.0	29.4	29.0%	34.6%	34.5%	0.1%
Total	$429.9	$365.9	$64.0	17.5%	33.7%	35.2%	(1.5)%
For the nine months ended September 30, 2018, cost of revenues was $429.9 million compared to $365.9 million for the nine months ended September 30, 2017, an increase of $64.0 million, or 17.5%. Our gross margin for the nine months ended September 30, 2018 was 33.7% compared to 35.2% for nine months ended September 30, 2017, a decrease of 150 basis points (“bps”).
The increase in cost of revenues in Insurance of $12.3 million was primarily due to an increase in employee-related costs of $10.9 million on account of higher headcount and wage inflation, technology and infrastructure costs of $1.3 million, travel and other operating costs of $1.7 million, partially offset by lower professional fees of $1.3 million and currency movements net of hedging of $0.4 million. Gross margin in Insurance increased by 40 bps during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher revenues and margin expansion in existing clients.
The increase in cost of revenues in Healthcare of $13.0 million was primarily due to an increase in employee-related costs of $11.7 million, technology and infrastructure costs of $3.0 million, on account of our acquisition of Health Integrated in 2017, partially offset by decrease in other operating costs of $1.3 million and currency movements net of hedging of $0.4 million. Gross margin in Healthcare decreased by 1,430 bps during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the impact of acquisition of Health Integrated and the termination of certain client contracts.
The increase in cost of revenues in TT&L of $0.5 million was primarily due to an increase in employee-related costs of $0.6 million and other operating costs of $0.3 million, partially offset by currency movements net of hedging of $0.4 million. Gross margin in TT&L decreased by 110 bps during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The increase in cost of revenues in F&A of $6.8 million was primarily due to an increase in employee-related costs of $4.9 million on account of higher headcount and wage inflation, technology and infrastructure costs of $1.2 million, and travel costs of $1.0 million, partially offset by currency movements net of hedging of $0.3 million. Gross margin in F&A decreased by 210 bps during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher operating expenses associated with the initiation of services for new clients.
The increase in cost of revenues in All Other of $2.0 million was primarily due to an increase in employee-related costs of $2.0 million on account of higher headcount and wage inflation and other operating costs of $0.3 million, partially offset by currency movements net of hedging of $0.3 million. Gross margin in All Other increased by 140 bps during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher revenues in our Consulting operating segment.
The increase in cost of revenues in Analytics of $29.4 million was primarily due to an increase in employee-related costs of $21.1 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of SCIO in July 2018 of $9.8 million. The remaining increase was attributable to technology and infrastructure costs of $2.3 million, professional fees of $0.9 million, travel costs of $1.1 million and other operating costs of $4.3 million, partially offset by currency movements net of hedging of $0.3 million. Gross margin in Analytics increased by 10 bps during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to higher revenues.
Selling, General and Administrative (“SG&A”) Expenses.

	Nine months ended September 30,		Change	Percentage change
	2018	2017
	(dollars in millions)
General and administrative expenses	$85.6	$75.0	$10.6	14.1%
Selling and marketing expenses	45.6	38.6	7.0	18.0%
Selling, general and administrative expenses	$131.2	$113.6	$17.6	15.5%
As a percentage of revenues	20.2%	20.1%
The increase in SG&A expenses of $17.6 million was primarily due to an increase in employee-related costs of $12.8 million, including incremental costs of $8.1 million relating to our Health Integrated acquisition in 2017 and SCIO acquisition in July 2018. There was a further increase of $5.1 million due to continued investments in strategic initiatives, product development, digital technology, advance automation and robotics, partially offset by currency movements net of hedging of $0.3 million.
Depreciation and Amortization.

	Nine months ended September 30,		Change	Percentage change
	2018	2017
	(dollars in millions)
Depreciation expense	$20.8	$18.0	$2.8	15.3%
Intangible amortization expense	14.4	10.5	3.9	37.5%
Depreciation and amortization expense	$35.2	$28.5	$6.7	23.5%
As a percentage of revenues	5.4%	5.0%

The increase in intangibles amortization expense of $3.9 million was primarily due to amortization of intangibles associated with our Health Integrated acquisition in 2017 and SCIO acquisition in July 2018. The increase in depreciation expense of $2.8 million was due to depreciation related to our new operating centers commenced during 2017 to support our business growth and depreciation associated with our acquisitions.

Income from Operations. Income from operations decreased by $4.5 million, or 8.0%, from $56.4 million for the nine months ended September 30, 2017 to $51.9 million for the nine months ended September 30, 2018. As a percentage of revenues, income from operations decreased from 10.0% for the nine months ended September 30, 2017 to 8.0% for the nine months ended September 30, 2018.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the nine months ended September 30, 2018. The average exchange rate of the U.S. dollar against the Indian rupee increased from 65.12 during the nine months ended September 30, 2017 to 67.61 during the nine months ended September 30, 2018. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.28 during the nine months ended September 30, 2017 to 1.35 during the nine months ended September 30, 2018. The average exchange rate of the U.S. dollar against the Philippine peso increased from 50.31 during the nine months ended September 30, 2017 to 52.64 during the nine months ended September 30, 2018.
We recorded a net foreign exchange gain of $3.4 million for the nine months ended September 30, 2018 compared to the net foreign exchange gain of $1.9 million for the nine months ended September 30, 2017.

Interest expense. Interest expense increased from $1.4 million for the nine months ended September 30, 2017 to $3.7 million for the nine months ended September 30, 2018 primarily due to higher borrowings for our SCIO acquisition in July 2018 and higher interest rates under our New Credit Facility.
Other Income, net.

	Nine months ended September 30,			Percentage change
	2018	2017	Change
	(dollars in millions)
Interest and dividend income	$1.1	$1.3	$(0.2)	(11.9)%
Gain on mutual fund investments	7.0	6.8	0.2	3.4%
Other, net	0.1	0.4	(0.3)	(83.8)%
Other income, net	$8.2	$8.5	$(0.3)	(3.1)%

Other income, net decreased by $0.3 million, from $8.5 million for the nine months ended September 30, 2017 to $8.2 million for the nine months ended September 30, 2018 primarily due to lower interest and dividend income on our mutual fund investments of $0.2 million.
Income Tax Expense. The effective tax rate increased from 11.0% during the nine months ended September 30, 2017 to 11.4% during the nine months ended September 30, 2018 primarily as a result of: (i) excess tax benefits related to stock awards of $5.4 million pursuant to ASU No. 2016-09 during the nine months ended September 30, 2018 compared to $7.2 million during the nine months ended September 30, 2017, (ii) reversal of uncertain tax position of $3.2 million during the nine months ended September 30, 2017, offset by (iii) an adjustment during the nine months ended September 30, 2018 of $4.8 million in reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the year-ended December 31, 2017, and (iv) a reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018.
Net Income. Net income decreased from $58.2 million for the nine months ended September 30, 2017 to $52.8 million for the nine months ended September 30, 2018, primarily due to decrease in income from operations of $4.5 million and higher interest expense of $2.3 million, partially offset by higher foreign exchange gain of $1.5 million. As a percentage of revenues, net income decreased from 10.3% for the nine months ended September 30, 2017 to 8.2% for the nine months ended September 30, 2018.

Liquidity and Capital Resources

	Nine months ended September 30,
	2018	2017
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$94.3	$220.4
Net cash provided by operating activities	46.9	70.4
Net cash used for investing activities	(240.4)	(171.1)
Net cash (used for)/provided by financing activities	208.1	(28.2)
Effect of exchange rate changes	(3.1)	1.8
Closing cash, cash equivalents and restricted cash	$105.8	$93.3
As of September 30, 2018 and 2017, we had $105.8 million and $93.3 million, respectively, in cash, cash equivalents and restricted cash. We do not intend to distribute previously taxed income (“PTI”) of our foreign subsidiaries and accordingly have not recorded any deferred taxes related to our investment in foreign subsidiaries. We estimate that future domestic cash generation will be sufficient to meet future domestic cash needs and have specific plans for use of the subsidiaries earnings. If, in the future, we change our intention regarding the repatriation of PTI, additional taxes may be required and should be recorded in the period the intention changes.
Operating Activities: Cash flows provided by operating activities were $46.9 million for the nine months ended September 30, 2018 as compared to cash flows provided by operating activities of $70.4 million during the nine months ended September 30, 2017. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.
Cash flows generated from operating activities decreased by $23.5 million from $70.4 million for the nine months ended on September 30, 2017 to $46.9 million for the nine months ended September 30, 2018. This decrease was primarily due to an increase in working capital of $37.6 million during the nine months ended September 30, 2018 as compared to $26.7 million during the nine months ended September 30, 2017, due to an increase in accounts receivables, prepaid expenses, advance tax, other current assets and a decrease in accrued employee costs, deferred revenue and accounts payable.
Investing Activities: Cash flows used for investing activities were $240.4 million for the nine months ended September 30, 2018 as compared to cash flows used for investing activities of $171.1 million for the nine months ended September 30, 2017. The increase of $69.3 million was primarily due to higher cash used for the business acquisitions of $231.2 million during the nine months ended September 30, 2018. This was partially offset by net proceeds from investments of $21.6 million during the nine months ended September 30, 2018 as compared to net purchase of investments of $143.7 million during the nine months ended September 30, 2017.
Financing Activities: Cash flows provided by financing activities were $208.1 million during the nine months ended September 30, 2018 as compared to cash flows used for financing activities of $28.2 million during the nine months ended September 30, 2017. The increase in cash flows provided by financing activities was primarily due to net borrowings of $239.9 million (net of repayments) under our New Credit Facility (as described below in “Financing Arrangements”) during the nine months ended September 30, 2018, partially offset by lower proceeds from exercise of stock options of $3.2 million during the nine months ended September 30, 2018.
We expect to use cash from operating activities to maintain and expand our business. As we have focused on expanding our cash flow from operating activities we expect to continue to make capital investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $30.1 million of capital expenditures in the nine months ended September 30, 2018. We expect to incur capital expenditures of between $35.0 million to $40.0 million in 2018, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation & robotics and infrastructure.
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
On November 21, 2017, we and each of our wholly owned material domestic subsidiaries entered into a Credit Agreement with Citibank, N.A., PNC Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the lenders party thereto from time to time, with Citibank, N.A. serving as administrative agent (the “New Credit Agreement”). The New Credit Agreement provides for a $200.0 million revolving credit facility (the “New Credit Facility”). The Company has an option to increase the commitments under the New Credit Agreement by up to $100.0 million, subject to certain approvals and conditions as set forth in the New Credit Agreement. The New Credit Agreement also includes a letter of credit sub-facility. The New Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the New Credit Agreement were used to refinance Credit Facility and may otherwise be used for working capital and general corporate purposes of the Company and its subsidiaries, including permitted acquisitions. On July 2, 2018, the Company exercised its option under the New Credit Agreement to increase the commitments by $100.0 million thereby utilizing the entire revolver under the New Credit Facility of $300.0 million, to fund SCIO acquisition. The incremental commitments were made pursuant to (and constitute part of) the existing commitments and shall be subject to the terms and conditions applicable to the existing commitments as set forth in the New Credit Agreement.
Refer to Note 18 to our unaudited consolidated financial statements herein for further details on our debt facilities.
As of September 30, 2018, we had outstanding debt of $300.0 million, of which $12.0 million is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and the balance of $288.0 million is included under “long-term borrowings” in the unaudited consolidated balance sheets. As of December 31, 2017, we had outstanding debt of $60.0 million, of which $10.0 million was presented under "current portion of long-term borrowings" and the balance of $50.0 million was presented under "long-term borrowings" in the unaudited consolidated balance sheets.
Subsequent to the end of the quarter, on October 4, 2018, the Company issued 3.50% Convertible Senior Notes due 2024 in an aggregate principal amount of $150.0 million to Orogen Echo LLC, an affiliate of The Orogen Group LLC. See Note 26 to the unaudited consolidated financial statements contained herein. Additional details, including as to the Investment Agreement pursuant to which the Notes were issued, the Notes, and the Indenture governing the Notes, including conversion features and other obligations, are set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2018.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements or obligations.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2018:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Capital leases	$0.3	$0.3	$—	$—	$0.6
Operating leases(a)	21.5	36.4	28.1	26.4	112.4
Purchase obligations	5.0	—	—	—	5.0
Other obligations(b)	2.0	3.3	2.3	3.2	10.8
Borrowings:
Principal payments	12.3	40.3	98.0	150.0	300.6
Interest payments(c)	10.2	18.5	13.8	5.3	47.8
Total contractual cash obligations(d)	$51.3	$98.8	$142.2	$184.9	$477.2

(a)	Represents minimum lease payments payable for cancellable and non-cancellable lease period.

(b)	Represents estimated payments under the Gratuity Plan.

(c)	Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of September 30, 2018.

(d)	Excludes $0.9 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended September 30, 2018, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2018, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the three months ended September 30, 2018, our management excluded an evaluation of the disclosure controls and procedures of SCIO which we acquired on July 1, 2018. See Note 9 to the unaudited consolidated financial statements contained herein for details of our acquisition.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For information on the sale of unregistered securities during the quarter ended September 30, 2018, see Note 9 to the unaudited consolidated financial statements contained herein. Such securities were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuances did not involve public offerings, and were made without general solicitation or advertising. Except for the foregoing, we did not sell any of our equity securities during the three months ended September 30, 2018 that were not registered under the Securities Act.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2018, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2018 through July 31, 2018	51,200	60.56	51,200	16,554,300
August 1, 2018 through August 31, 2018	55,037	60.31	55,037	13,235,025
September 1, 2018 through September 30, 2018	49,600	65.27	49,600	9,997,699
Total	155,837	61.97	155,837	—

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

Date: November 1, 2018	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)