Form 10-K
period 2018-12-31
ExlService Holdings, Inc.
filed 2019-02-28
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of common stock held by non-affiliates was approximately $1,867,374,591.
As of February 25, 2019, there were 34,323,339 shares of the registrant’s common stock outstanding, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2018.

ITEM 1.     Business

ExlService Holdings, Inc. (“EXL”, “we”, “us", "our" or the "Company"), incorporated in Delaware in 2002, is an operations management and analytics company that helps businesses enhance revenue growth and improve profitability. Using proprietary platforms, methodologies, and our full range of digital capabilities, we look deeper to help companies transform their businesses, functions and operations, to help them deliver better customer experience and business outcomes, while managing risk and compliance. We serve our customers in the insurance, healthcare, travel, transportation and logistics, banking and financial services and utilities industries, among others. Headquartered in New York, we have approximately 29,100 professionals in locations throughout the United States, Europe, Asia (primarily India and the Philippines), Latin America, Australia and South Africa.
We operate in the business process management (“BPM”) industry, and we provide operations management and analytics services. Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Six of those operating segments provide BPM or “operations management” services, which we organize into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one “capability” operating segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company of business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific digital transformational services related to operations management services, and our Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business. Together, our operations management and analytics services support our customers’ digital transformation agendas, through our differentiated strategy and approach that we call Digital Intelligence. Digital Intelligence combines our capabilities across domain and data to create context that enables us find opportunities for our clients to improve performance, enhance customer experiences and increase profitably. Our digital professionals then orchestrate domain expertise, process excellence and advanced digital technologies in the right mix to deliver significant business outcomes.
We present information for the following reportable segments:

•	Insurance,

•	Healthcare,

•	Travel, Transportation and Logistics,

•	Finance and Accounting,

•	Analytics, and

•	All Other (consisting of our remaining operating segments, including our Banking and Financial Services, Utilities and Consulting operating segments).

The July 2018 acquisition of SCIOinspire Holdings, Inc. (“SCIO”) is included in the Analytics reportable segment. The December 2017 acquisition of substantially all of the assets, and assumption of certain liabilities related thereto, of Health Integrated, Inc. (“Health Integrated”) is included in the Healthcare reportable segment.

Operations Management Services
Our operations management services, which we provide from our Insurance, Healthcare, Travel, Transportation and Logistics, Finance and Accounting, Banking and Financial Services, Utilities and Consulting operating segments, typically involve the transfer to EXL business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage those operations for our client on an ongoing basis, or in case of consulting, consulting services related to transformation services, including digital transformation services. We use a focused industry vertical approach to manage our business and to provide a suite of integrated BPM services to organizations in the insurance, healthcare, travel transportation and logistics, banking and financial services and utilities industries in addition to providing finance and accounting and consulting services across these industries as well as to clients in other industries like manufacturing and media among others.
The key differentiators and salient features of our BPM services include our agile operating and delivery model utilizing domain and data expertise and process excellence, the Digital EXLerator FrameworkTM, our ability to deploy a Business Process-as-a-Service (“BPaaS”) delivery model, business process automation (including robotics), consulting-driven digital transformation and our industry vertical focused approach. The Digital EXLerator FrameworkTM, is our integrated approach to operations management which enables us to drive better customer outcomes by using advanced automation (such as robotics, advanced analytics and artificial intelligence), process optimization (lean six-sigma), along with smart workflow, driving better orchestration of human talent and technology.
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
The operating segments providing operations management services are described below:
Our Insurance operating segment serves property and casualty insurance, life insurance, disability insurance, annuity and retirement services companies. We provide BPM services related to business processes in the insurance industry such as claims processing, subrogation, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business processing, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey, and customer service using the Digital EXLerator FrameworkTM, robotics and advanced automation. We provide insurance policy administration & digital customer acquisition services using a BPaaS delivery model through our LifePRO ® and Liss platforms in order to help clients administer life insurance, health insurance, annuities and credit life and disability insurance policies. We also provide subrogation services to property and casualty insurers using a BPaaS delivery model and our proprietary Subrosource ® software platform, the largest commercial end-to-end subrogation platform. Subrosource ® integrates with client systems, manages recovery workflow, increases recoveries and reduces costs.

Our Healthcare operating segment primarily serves U.S.-based healthcare payers, providers and life sciences organizations. We provide BPM services related to Care Management, Utilization Management, multi-chronic case management (“MCCM”), disease management, dual eligible special needs plans (D-SNP), payment integrity, revenue optimization and customer engagement directly addressing the market need for improved healthcare outcomes, reduced claims, medical and administrative costs, and improved access to the healthcare system in the healthcare market.

We offer BPaaS, software-as-a-service ("SaaS") and platform BPM services designed to serve the healthcare industry as well as proprietary technology platforms, robotics and advanced analytics. EXL’s CareRadius® and MaxMC® applications connect payors, providers and members with critical clinical information, and automates a payor's operations to increase efficiencies across all aspects of care management, including behavioral health.

Our Travel, Transportation and Logistics operating segment primarily serves clients in the travel & leisure and transportation and logistics industries, including less-than-truckload (LTL), truckload and intermodal logistics sectors. We provide BPM services related to business processes in corporate and leisure travel such as reservations, customer service, fulfillment and finance and accounting. In addition, we have expertise in processing transportation and logistics transactions, including supply chain management, warehousing, transportation management and international logistics services using advanced automation, including robotics process automation. For companies in the transportation and logistics sector, we provide sales, billing, collection, claims management, revenue management, accounting freight audit and payment and logistics engineering services.

Our Finance and Accounting (“F&A”) operating segment provides finance and accounting BPM and Digital Transformation services across an array of F&A processes, including procure-to-pay, order-to-cash, hire-to-retire, record-to-report, regulatory reporting, financial planning and analysis, audit and assurance, reconciliations, treasury and tax processes. This operating segment provides services across the five industry verticals within operations management as well as to clients in other industries like manufacturing, business services, media and retail among others. We partner with our clients to provide digital transformation services to help them simplify and scale their F&A processes, drive customer centricity, improve controls and compliance, reduce operating costs and deliver rich data driven insights to their businesses. We do this by meaningfully combining our deep capabilities in finance transformation, risk management, advanced analytics and intelligent automation, including artificial intelligence and machine learning.

Our Banking and Financial Services operating segment offers a comprehensive range of BPM services across the spectrum of the banking and financial services industry, including residential mortgage lending, retail banking and credit cards, commercial banking and investment management. Our operating models encompass process re-engineering with improved customer experience and cost reduction. We integrate front-, middle- and back-office operations as one seamless experience with a digitally enabled customer journey and experience framework. EXL uses robotics process automation and proprietary business intelligence tools to innovate workflow management, transaction monitoring, and management information and reporting to enhance transparency in regulatory and management reporting. EXL works with financial technology companies to supplement their marketing and sales operations, support their processing and underwriting as well as enhance their servicing and collections efforts.

Our Utilities operating segment services offers BPM services related to enhancing operating models, improving customer experience, reducing costs, shortening turnaround time and simplifying compliance for our clients. By leveraging our “Model Office” framework, we combine domain expertise, customer-centric operations management practices, robotics and advanced analytics capabilities with cloud-based billing and customer relationship management platform, digital services, industry-specific products, business process automation and robotics.

Our Consulting operating segment provides industry-specific digital transformational services, targeting select industries and functions across Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services and Finance and Accounting. Our services are designed to address contemporary problems across the aforementioned domains, embracing the digital and analytics revolution, to deliver business models that help our clients realize their business and innovation goals and improve their strategic competitive position. Our digital consulting offerings include leveraging design thinking to help improve customer experience, using lean models to drive process excellence and using agile delivery models to implement digital technologies and interventions like customer experience transformation, advanced automation and robotics and enterprise architecture. Our approach to consulting is focused on delivering goals across growth and scalability, customer experience improvement cost and efficiency.

We also offer a full range of finance transformation services to the CFO suite, including finance platform modernization and implementation, finance process transformation and digitization as well as governance, risk and compliance support.

Analytics
Our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ businesses. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management. We use a spectrum of advanced analytical tools and techniques, including our in-house Machine Learning (“ML”) and Artificial Intelligence (“AI”) capabilities. We leverage and deploy our proprietary ML and AI solutions to help deliver improved business outcomes throughout our clients value chain and to address a range of complex industry-wide problems including:

•	Advanced natural language understanding and deep learning models to address unstructured text and data,

•	Computer-assisted vision and deep learning-based image analytics to analyze photos and videos, and

•	Advanced pattern recognition techniques to identify consumer behavior triggers embedded in multiple formats of data.
Our Analytics team comprises over 4,300 professionals, including data scientists, data architects, business analysts, statisticians, modelers, industry domain specialists and data experts.
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
On July 1, 2018, we completed the acquisition of SCIO pursuant to an Agreement of Merger dated April 28, 2018 (the "Merger Agreement"). SCIO is a health analytics solution and services company serving over 100 healthcare organizations representing over 130 million covered lives across the continuum, including providers, health plans, pharmacy benefit managers, employers, health services and global life sciences companies. SCIO provides Program Integrity services mainly in the area of claims overpayment and abuse and waste related to healthcare spending. The acquisition of SCIO broadened our spectrum of healthcare capabilities to deliver more complex reimbursement optimization, subrogation as well care and risk and quality management to the healthcare industry. SCIO provides scalable predictive analytic solutions and services that transform data into actionable insights, helping healthcare organizations identify opportunities and prescribe actions to drive operational performance and address the healthcare waste epidemic while improving care quality industry.

Business Strategy
We are a business process management company providing operations management and analytics services that help businesses enhance revenue growth and enhance profitability. Specific elements of our strategy include:
Deploying our Digital EXLerator FrameworkTM in Operations Management
In servicing our operations management clients, we differentiate ourselves by using our proprietary Digital EXLerator FrameworkTM, described above. Digital EXLeratorTM has helped EXL win new clients as well as increase satisfaction with existing clients. Advanced automation is another key element where we leverage proprietary and partner technologies to drive operational efficiencies and provide a step-change in the degrees of automation (such as robotics) embedded within the process.
Developing Business Process-as-a-Service (“BPaaS”) Solutions to distinguish our BPM Solutions
We continue to invest and focus in developing BPaaS and technology-enabled product solutions, including updated and enhanced LifePRO®, Auditstream and Express Survey products. We are shifting part of our servicing model in niche operations management services from our current model to a BPaaS servicing model that offers an integrated technology platform with operations management services. BPaaS services are typically delivered using a transaction-based or outcome-based pricing model and can minimize a client’s initial capital investment on technology. In addition to existing solutions, we intend to enter into additional partnerships to develop and take-to-market new BPaaS solutions.
Building Industry Solutions
Our focus is to develop industry solutions that will help solve a particular industry problem leveraging our existing operations management capabilities, domain expertise, advanced digital technologies and analytics capabilities. We are building proprietary solutions internally and are also co-creating new solutions with our industry partners and clients. In 2018, we announced two such solutions: (1) a Digital Know Your Customer solution in collaboration with HSBC Holdings, PLC that delivers cost efficiencies for banks and large financial services firms and (2) a Current Expected Credit Loss solution with TransUnion to help banks, saving associations and credit unions to comply with the new regulations of the Financial Accounting Standards Board (“FASB”). Further, in December 2017 we acquired preferred stock in Corridor Platforms Inc., a company in the process of launching a big data credit risk management solution to support real-time credit decisions throughout the customer lifecycle.
Building Additional Analytics Capabilities and Solution Offerings
We continue to invest in our Analytics capabilities by expanding our digital solution offerings, enhancing the skill sets and training of our team, and developing reusable intellectual property that can be incorporated into our analytics services. We intend to further increase our investment in our proprietary methodologies and algorithms that help us improve our ability to predict outcomes for our clients to help them capture data signals in a more efficient manner. In order to optimize the way in which we deliver analytics services to clients and source the highest quality global talent, we intend to continue expanding our multi-shore delivery capabilities by adding to our team of professionals in the United States, United Kingdom, Europe, India, the Philippines, South Africa and Colombia. In addition to hiring directly from educational institutions, we actively look to hire additional experienced senior team members in order to deepen our industry expertise and thought leadership.

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
Expanding our Global Delivery Footprint and Operational Infrastructure
We intend to further expand and invest in our network of delivery centers to service our clients. In 2018, we expanded our operations centers in India and in the United States, including an operating facility in Connecticut in the United States and Chennai in India as a result of our acquisition of SCIO. In 2017, our acquisition of the Health Integrated business added an operating facility in Tampa, Florida.
Pursuing Strategic Relationships and Acquisitions
We intend to continue making selective acquisitions in our focus industry verticals as well as to add to our capabilities. We consider selective strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services and complement our business strategy. We also pursue select partnerships, alliances or investments that will expand the scope and effectiveness of our services by adding proprietary technology assets and intellectual property, adding new clients or allowing us to enter new geographic markets. In 2018, we launched our Connected Intelligence Partnership programs to expand our technology and innovation ecosystem to accelerate client business outcomes from digital transformation. The Connected Intelligence program has enhanced go-to-market opportunities with new programs for emerging innovators and startups, digital technology partners, industry solution partners and alliances and associations to deliver leading digital solutions and services to its clients.

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
According to India’s National Association of Software and Service Companies, an industry trade organization, exports from India in the information technology and BPM industry are expected to grow 7%-9% year over year in the fiscal year ending March 31, 2019.
Analytics
Companies are increasingly looking to BPM service providers to provide a suite of analytics services, including statistical tools, models and techniques to clean, organize and examine structured and unstructured corporate data. This data is then used by companies to generate specific business-related analysis and insights into their business and prospects. The enhanced generation of business data across multiple formats, substantial reduction in data storage costs, growing enterprise demand for data-driven and real-time decision making and availability of sophisticated analytics tools have enabled companies to overcome a local shortage of specialized analytics talent and benefit from global labor markets. BPM service providers who can develop industry-specific analytics expertise are especially well poised to benefit from this global trend.
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
Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, analyst relations and rankings, lead generation, knowledge management, content development, campaign management, digital or web presence, brand awareness and participation in industry forums and conferences. As of December 31, 2018, we employed approximately 150 sales, marketing, business development and client management professionals with the majority of them based in either the U.S. or Europe. Our professionals generally have significant experience in business process services, technology, operations, analytics and consulting.
Clients
EXL generated revenues from approximately 480 clients and 420 clients in 2018 and 2017, respectively (with annual revenue exceeding $50,000 per client). We have won 50 and 42 new clients during 2018 and 2017, respectively.
Our top three, five and ten clients generated 16.4%, 23.7% and 37.2% of our revenues, respectively, in 2018. Our top three, five and ten clients generated 17.1%, 24.6% and 38.6% of our revenues, respectively, in 2017. No client accounted for more than 10% of our total revenues in 2018 or 2017. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors-Risks Related to Our Business-We derive a substantial portion of our revenues from a limited number of clients.”
Our long-term relationships with our clients typically evolve from providing a single, discrete service or process into providing a series of complex, integrated processes across multiple business lines. For operations management services other than consulting, we enter into long-term agreements with our clients with typical initial terms of between three to five years. Consulting engagements have typical terms of six to twelve months. Agreements for Analytics services are either project based or having shorter initial terms, which are typically between one to three years. However, each agreement is individually negotiated with the client.
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
Intellectual Property
Our intellectual property consists of proprietary and licensed platforms, software and databases, trade secrets, methodologies and know-how, trademarks, copyrighted software, operating procedures and other materials and patents and pending patent applications. We have several registered trademarks and logos, three issued patents and several pending patent and trademark applications with the U.S. Patent and Trademark Office and certain foreign jurisdictions. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. To provide our services, in addition to our own proprietary tools, we use software and data licensed by us or our clients from third parties. We also use SaaS services from third parties pursuant to contracts with us or our clients. In particular, we have developed several strategic partnerships with robotics and process automation software companies to facilitate our offering of automation to our clients.
Clients and business partners sign nondisclosure agreements requiring confidential treatment of our information. Our employees are required to sign work-for-hire and confidentiality covenants as a condition to their employment.
Our technology group and various business lines develop proprietary tools that we deploy to support services for our clients. We typically retain ownership of any pre-existing tools. While working on client engagements, we also often develop new tools or methodologies, including robotics and process automation software or “bots,” and we endeavor to negotiate contracts that give us ownership or licenses to use or demonstrate such tools for other clients.
Information Security and Data Privacy
We have a strong focus on information security, cyber security, data privacy and the protection of our clients’ and their customers’ confidential personal and sensitive information. We have made significant investments to strengthen our information security and cyber security posture and protocols to ensure compliance with our contractual obligations and the laws and regulations governing our activities. These investments include people, processes and technology intended to protect information throughout its life cycle.
EXL places significant focus on implementing and maintaining cyber security capabilities to identify, protect, detect, respond and recover from cyber threats, incidents and attacks; reduce vulnerabilities and minimize the impact of cyber incidents. We have a culture of compliance and institutional governance built upon and supported by policies and processes, tools and technologies, and regular knowledge and awareness training. EXL takes into account guidance from the Cyber Security Framework of the National Institute of Standards and Technology of the U.S. Department of Commerce in designing controls and policies regarding security for client and business data. EXL has undertaken measures designed to comply with new European privacy regulations, including the General Data Protection Regulation (EU) 2016/679 (“GDPR”) and/or any corresponding or equivalent national laws or regulations.
According to the needs of our clients as well as the regulatory requirements of the geographies in which we operate, many of our delivery centers are certified in regard to quality, information security and employee safety, such as the ISO 9001:2008 standard for quality management system, the ISO 27001:2013 standard for our information security management system and the OHSAS 18001:2007 standard for our occupational health and safety management system. Some of our centers in the Philippines and South Africa and certain client processes in other operation centers in India are compliant with the Payment Card Industry Data Security Standard (PCI-DSS) version 3.2 or higher requirements. We engage independent firms to conduct General Controls and business process specific SSAE 16 (SOC I - Type II) assessments EXL offers managed hosting environments for our BPaaS solutions in our Insurance and Healthcare verticals. The technology applications designed to meet disaster recover requirements are hosted in ISO 27001 certified, SSAE18 SOC1 Compliant Tier 4 data centers that are proactively monitored and managed 24 hours a day to meet the client’s business requirements.
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
Employees
As of December 31, 2018, we had a headcount of approximately 29,100 employees, with approximately 20,200 employees based in India and approximately 5,100 employees in the Philippines. We have approximately 2,700 employees in the U.S, 200 employees in the U.K., 200 employees in Colombia, and 400 employees in the Czech Republic, Bulgaria, Romania, and 300 in South Africa and other geographies. None of our employees are unionized. We have never experienced any work stoppages and believe that we enjoy good employee relations.
Hiring and Recruiting
Our employees are critical to the success of our business. Accordingly, we focus on recruiting, training and retaining our professionals. We have developed effective strategies that enable an efficient recruitment process. We have over 110 employees dedicated to recruitment. Some of the strategies we have adopted to increase efficiency in our hiring practices include the utilization of online voice assessments and a centralized hiring center. Our hiring policies focus on identifying high quality employees who demonstrate a propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and interviews before we extend offers for employment. We also conduct background checks on candidates, including criminal background checks, where permitted and as required by clients or on a sample basis. In addition, where permitted and required for client services, we perform random drug testing on the workforce on a regular basis.
We offer our employees competitive compensation packages that include incentive-based compensation and offer a variety of benefits that vary by facility, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within some of our operations centers. Our attrition rate for employees who had been with EXL for more than 180 days was 31.8% and 32.0% for the years ended December 31, 2018 and 2017, respectively. As competition in our industry increases, our turnover rate could increase. See “Item 1A. Risk Factors-Risks Related to Our Business-We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”
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
Our domain academies focus on building domain expertise through certifications and specialization. These include our Insurance Academy, Travel Academy, Finance and Accounting Academy, Healthcare Academy, Analytics Academy, Consulting Academy and Digital Academy.  These domain academies focus on achieving excellence and developing skill sets that can be used across the different domains. Our training includes behavioral and functional components to enhance and ensure job readiness as well as also boosting ongoing productivity and effectiveness. We also focus on promoting better diversity and inclusion through our training programs. We have a global presence catering to the specific learning requirements of each geography. We provide learning through our blended learning methodology comprising of classroom, on the job coaching and technology led learning.
Regulation
Our operations sometimes are subject to rules, regulations and statutes in the countries where we have operations and where we deliver services as a result of the diverse and complex nature of our service offerings. More often, however, our clients contractually require that we comply with certain rules and regulations applicable to their specific industries.
We are one of the few service providers that can provide third-party administrator insurance services from India and the Philippines and are currently able to provide such services in the U.S. for 49 states and 23 states (including the District of Columbia), respectively. Additionally, our Philippines subsidiary is able to provide utilization review services in the U.S. for 39 states (including the District of Columbia). Further, through domestic subsidiaries, we are licensed or otherwise eligible to provide third-party administrator services in all states within the U.S. as well as utilization review, insurance adjuster, and insurance producer services in select states. We are required to maintain licenses in various jurisdictions or require certain categories of our professionals to be individually licensed in service areas such as debt collection, utilization review, workers’ compensation utilization review, insurance adjuster, insurance producer and telemarketing services. Our facilities in the Philippines are accredited by the National Committee for Quality Assurance (NCQA), a leading healthcare and education accreditation organization, while one domestic subsidiary is accredited by both NCQA and the Utilization Review Accreditation Commission. We continue to obtain licenses and accreditations required from time to time by our business operations.
Our operations are also subject to compliance with a variety of other laws, including U.S. federal and state regulations that apply to certain portions of our business such as the Fair Credit Reporting Act, the Foreign Corrupt Practices Act, the Federal Trade Commission Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economics and Clinical Health Act of 2009, GDPR and the UK Bribery Act. We must also comply with applicable regulations relating to health and other personal information that we handle as part of our services.
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
We also benefitted from a corporate tax holiday in the Philippines for some of our operations centers established there over the last several years. The Company registered with the Philippines Economic Zone Authority (“PEZA”) and is inter-alia, eligible for income tax exemption for four years. This exemption incentive may be extended in certain instances upon fulfillment of certain conditions. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the EDGAR System. You may access the information filed by us with the SEC by visiting its website.
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
Global economic and political conditions affect our clients’ businesses and the markets they serve. The domestic and international capital and credit markets have been experiencing volatility and disruption for the past several years, resulting in uncertainty in the financial markets in general, which includes companies in the banking, financial services, healthcare and insurance industries to which we provide services. Although there has been recent improvement in general economic conditions in these industries, there can be no assurance that the economic environment will continue to improve. Our business largely depends on continued demand for our services from clients and potential clients in these industries. If there is a significant consolidation in these industries or a decrease in growth due to any adverse development or consolidation in other industry verticals on which we focus, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. In addition, we currently derive, and are likely to continue to derive, a significant portion of our revenues from clients located in the U.S. Any future decreases in the general level of economic activity, such as decreases in business and consumer spending, could result in a decrease in demand for our services, particularly our analytics and consulting services, thus reducing our revenues. Weakness in the U.S. labor market could also adversely affect the demand for our services. Other developments in response to economic events, such as restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services to decline.
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
We generally enter into long-term contracts with our clients for our operations management services, and our failure to accurately estimate the resources and time required for our contracts may negatively affect our revenues, cash flows and profitability.
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
A significant portion of our contracts use a pricing model that provides for hourly or annual billing rates. Industry pricing models are evolving and clients increasingly request transaction-based, outcome-based or other pricing models. If we make inaccurate assumptions for contracts with such alternative pricing models, our profitability may be negatively affected. If we are unable to adapt our operations to evolving pricing protocols, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.
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
Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations, and that growth has continued in recent years as well. We have several operations centers in India, the U.S., the Philippines and an operations center in each of Australia, the United Kingdom, South Africa, Colombia, Bulgaria, Romania, and the Czech Republic. Further, we have acquired multiple regional offices in the U.S. as part of our acquisitions. Our headcount has increased significantly over the past several years. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated continued growth of our business. We are also continuing to look for operations centers at additional locations outside of our current operating geographies. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We also need to manage cultural differences between our employee populations and that may create a risk for employment law claims. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We periodically assess our goodwill and intangible assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions. Goodwill is not amortized but is tested for impairment at least once on an annual basis in the fourth quarter of each year, based on a number of factors including operating results, business plans and future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform a quantitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the carrying amount of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. Since this involves use of critical accounting estimates, we cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.
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
Our business is dependent on the secure and reliable operation of controls within our and our clients’ information systems and processes, whether operated or executed by our clients themselves or by us in connection with our provision of services to them. Although we believe we take adequate measures to safeguard against system-related and other fraud, there can be no assurance that we would be able to prevent fraud or even detect them on a timely basis, particularly where it relates to our clients’ information systems which are not managed by us. We could incur certain liabilities if a process we manage for a client were to result in internal control failures or processing errors, or impair our client’s ability to comply with its own internal control requirements.
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
If we fail to meet our contractual obligations or otherwise breach obligations to our clients or vendors, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity by doing so or because our personnel did not adequately adhere to our guidelines. In addition, with respect to our client contracts, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become standard in the marketplace. If we cannot or do not perform our obligations with clients or vendors, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope and/or amount of our potential liability. If we cannot, or do not, meet our contractual obligations to provide solutions and services to clients, and if our exposure is not adequately limited through the enforceable terms of our agreements, we might face significant legal liability and our business could be adversely affected. Similarly, if we cannot, or do not, meet our contractual obligations with vendors, such as licensors, the vendors may have the right to terminate the contract, in which case we may not be able to provide client solutions and services dependent on the products or services provided to us by such contracts.
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
Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), other SEC regulations, rules and regulations of the Consumer Financial Protection Bureau, Public Company Accounting Oversight Board, and the NASDAQ Global Select Market, and generally accepted accounting principles issued by FASB can create uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.
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
On October 1, 2018, the Company entered into an investment agreement with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150 million aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. Please see Note 19, “Borrowings,” to our consolidated financial statements for key terms of the Notes.

Our credit agreement for our bank debt facility contains covenants which require, among other things, maintenance of certain financial ratios, indebtedness and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the credit agreement. The credit agreement provides for a $300 million revolving credit facility including a letter of credit sub-facility. Our credit facility has a maturity date of November 21, 2022 and is voluntarily payable from time to time without premium or penalty.

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
We may not have the ability to use cash to settle the principal amount of the Notes upon conversion or to repurchase the Notes upon a fundamental change, which could result in dilution and could adversely affect our financial condition.
The Notes are convertible any time prior to their maturity on October 1, 2024 into cash, stock or a combination of cash and stock at an initial conversion rate set forth in the indenture governing the Notes (the "Indenture"). Notes that are converted in connection with a make-whole fundamental change (as defined in the Indenture) may be entitled to an increase in the conversion rate for such Notes. Upon a conversion event, if we do not have adequate cash available or cannot obtain additional financing, or our use of cash is restricted by applicable law, regulations or agreements governing our current or future indebtedness, we may not be able to use cash to settle the principal amount of the Notes upon conversion. If we settle any portion of the principal amount of the Notes upon conversion in stock, it will result in immediate dilution to existing stockholders and such dilution could be material.
In addition, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the Indenture) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. If we do not have adequate cash available or cannot obtain additional financing, or our use of cash is restricted by applicable law, regulations or agreements governing our current or future indebtedness, we may not be able repurchase the Notes when required under the Indenture, which would constitute an event of default under the Indenture. An event of default under the Indenture could also lead to a default under other agreements governing our current and future indebtedness, and if the repayment of such other indebtedness were accelerated, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversion of the Notes.
The terms of the Notes could delay or prevent an attempt to take over our Company.
The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of our Company would constitute a fundamental change. This could have the effect of delaying or preventing a takeover of our Company that may otherwise be beneficial to our stockholders.
We are exposed to credit risk and fluctuations in the market values of our investment and derivatives portfolios.
Any deterioration of the credit and capital markets in the United States, Asia or other regions of the world could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. Changes in economic conditions could adversely affect the ability of counterparties, including counterparties to our foreign exchange forward contracts, to meet their obligations to us, which could materially affect our positions and investments.
Uncertainties in the interpretation and application of the U.S. Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.
The Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Reform Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items continues to remain uncertain. Further, compliance with the Tax Reform Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided the effect of the Tax Reform Act in our financial statements.
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
Certain operations centers in India, which were established in Special Economic Zones (“SEZs”), are eligible for tax incentives until 2025. These operations centers are eligible for a 100% income tax exemption for the first 5 years of operations and 50% exemption for a period of 5 years thereafter. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future.
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
We earn a significant amount of our earnings outside of the United States. We do not presently intend to repatriate funds held by our foreign subsidiaries in light of the current regulatory environment (including under the Tax Reform Act) and because our future growth depends in part upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Not all of the undistributed earnings may be available for repatriation due to foreign legal restrictions that require minimum reserves to be maintained in those countries. However, in light of the Tax Reform Act, such earnings have been subject to U.S. federal tax as a result of the mandatory repatriation provision described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” and in Note 23 to our consolidated financial statements contained herein. If we change our present intention and decide to repatriate such earnings, we may have to accrue further taxes associated with such earnings in accordance with local tax laws, rules and regulations in the relevant jurisdictions. All of these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In June 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union ("EU"), commonly referred to as “Brexit.” As a result of the referendum, and the pending U.K. exit from the EU, the global markets and currencies have been and may in the future be adversely impacted, including experiencing a decline in the value of the U.K. pound sterling as compared to the U.S. dollar and causing adverse impacts to our U.K. operations and those of our clients. Volatility in exchange rates is expected to continue in the short term during the U.K.’s pending withdrawal from the EU. As a result, it is possible that events in the U.K. related to Brexit may adversely affect our financial results, operations and cash flows.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Our corporate headquarters are located in New York, New York. We have twenty six operations centers in India, six operations centers in the Philippines and one operations center in each of Bulgaria, Colombia, the Czech Republic, Romania and South Africa with an aggregate area of approximately 1,900,000 square feet and a current installed capacity of approximately 28,600 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the U.S. and an operations center in the U.K.

Our corporate headquarters and all of our operations centers are leased under long-term leases with varying expiration dates, except for an operations center in Pune, India with an area of 86,361 sq. ft. and containing approximately 1,650 agent workstations, which we own. Substantially all of our owned and leased property is used to service all of our reporting segments. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed basis.”

ITEM 3.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Please see Note 26 to our consolidated financial statements contained herein for details regarding our tax proceedings.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”
As of February 25, 2019, there were 26 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
We do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
For information on the sale of unregistered securities during the year ended December 31, 2018, see Note 10 to the consolidated financial statements contained herein. Such securities were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuances did not involve public offerings, and were made without general solicitation or advertising. Except for the foregoing, we did not sell any of our equity securities during the year ended December 31, 2018 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
On February 28, 2017, the Company’s Board of Directors authorized a common stock repurchase program (the “2017 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2017 through 2019 up to an aggregate additional amount of $100 million. The approval authorized stock repurchases of up to $40 million in each of 2018 and 2019.
The Company has structured open market purchases under the 2017 Repurchase Program to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management.
Repurchased shares under the 2017 Repurchase Program are recorded as treasury shares and are held until our Board of Directors designates that these shares be retired or used for other purposes.
The following table provides information regarding the purchase of equity securities by the Company during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2018 through October 31, 2018	55,493	$62.79	55,493	$6,513,019
November 1, 2018 through November 30, 2018	65,700	$56.23	65,700	$2,818,571
December 1, 2018 through December 31, 2018(1)	56,192	$55.83	50,392	$13,032
Total	177,385	$58.16	171,585	—

(1) Includes 5,800 shares of the Company’s common stock acquired by the Company at the price of $57.21 in connection with satisfaction of tax withholding obligations on vested restricted stock. Price paid per share for the restricted stock was the average of high and low price of common stock on the trading day prior to the vesting date of the restricted stock units.

During the year ended December 31, 2018, the Company purchased 674,604 shares of its common stock under the 2017 Repurchase Program, for an aggregate purchase price of approximately $40.0 million including commissions, representing an average purchase price per share of $59.27.

During the year ended December 31, 2018, the Company acquired 51,446 shares from employees in connection with withholding tax payments related to the vesting of restricted stock units for a total consideration of $3.1 million. The weighted average purchase price of $60.68 was the average of the high and low price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, please see Note 24 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	1,472,495	$20.21	3,207,975
Equity compensation plans not approved by security holders	—	—	—
Total	1,472,495	$20.21	3,207,975

*
This includes outstanding options and unvested Restricted Stock Units, which include Time-Based Restricted Stock Units and Performance Restricted Stock Units. See Note 24 to our consolidated financial statements for further details.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning December 31, 2013. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2013 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.

Comparison of Cumulative Total Return
300.00
250.00
200.00
150.00
100.00
50.00
-
31-Dec-13
28-Feb-14
30-Apr-14
30-Jun-14
31-Aug-14
31-Oct-14
31-Dec-14
28-Feb-15
30-Apr-15
30-Jun-15
31-Aug-15
31-Oct-15
31-Dec-15
29-Feb-16
30-Apr-16
30-Jun-16
31-Aug-16
31-Oct-16
31-Dec-16
28-Feb-17
30-Apr-17
30-Jun-17
31-Aug-17
31-Oct-17
31-Dec-17
28-Feb-18
30-Apr-18
30-Jun-18
31-Aug-18
31-Oct-18
31-Dec-18
EXL
Peer Group
NASDAQ Composite

This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act, or the Exchange Act.

ITEM 6.    Selected Financial Data
The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2016, 2015 and 2014 and for years ended December 31, 2015 and 2014 is derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2018, 2017 and 2016 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2018	2017(3)	2016(3)	2015	2014
	(in millions, except share and per share data)
Consolidated Statements of Income Data(1):
Revenues, net	$883.1	$762.3	$686.0	$628.5	$499.3
Cost of revenues (2)(3)	584.8	495.1	447.7	402.9	332.6
Gross profit (2)	298.3	267.2	238.3	225.6	166.7
General and administrative expenses(3)	116.2	102.6	88.6	77.3	65.4
Selling and marketing expenses(3)	63.6	53.4	50.6	49.5	39.3
Depreciation and amortization	48.6	38.5	34.6	31.5	28.0
Impairment charges	20.1	—	—	—	—
Income from operations(3)	49.8	72.7	64.5	67.3	34.0
Foreign exchange gain, net	4.8	2.8	5.6	2.8	—
Interest expense	(7.2)	(1.9)	(1.3)	(1.3)	(0.4)
Other income, net(3)	13.0	11.4	15.1	7.0	4.0
Income before income tax expense	60.4	85.0	83.9	75.8	37.6
Income tax expense	3.4	36.1	22.2	24.2	5.2
Loss from equity-method investment	0.3	—	—	—	—
Net income attributable to ExlService Holdings, Inc. stockholders	$56.7	$48.9	$61.7	$51.6	$32.4
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.65	$1.44	$1.84	$1.55	$0.99
Diluted	$1.62	$1.39	$1.79	$1.51	$0.96
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	34,451,008	33,897,916	33,566,367	33,298,104	32,804,606
Diluted	35,030,984	35,110,210	34,563,319	34,178,340	33,636,593
(1) Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition. Refer to Note 10 to the consolidated financial statements.
(2) Exclusive of depreciation and amortization.
(3) Adjusted pursuant to adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. Refer to Note 21 and Note 27 to our consolidated financial statements.

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Consolidated Statements of Balance Sheets Data:
Cash and cash equivalents(1)	$95.9	$86.8	$213.2	$205.3	$176.5
Working capital (2)	344.8	308.6	254.6	232.1	207.0
Total assets	1,061.9	825.5	706.5	650.8	573.6
Borrowings	284.7	60.7	45.0	70.0	50.0
Other long term obligations (3)	25.3	30.8	15.1	17.9	13.4
Stockholders’ equity	$618.1	$599.8	$532.0	$465.6	$419.2
(1) Cash and cash equivalents does not include restricted cash.
(2) Working capital means total current assets less total current liabilities. Pursuant to ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, all deferred tax liabilities and assets have been classified as long-term in the consolidated balance sheets.
(3) Other long term obligations include unrecognized tax benefits, retirement benefits, capital leases obligation, deferred rent, unrealized losses on effective cash flow hedges, income taxes payable and other long term liabilities.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements. Dollar amounts within Item 7 are presented as actual, rounded, dollar amounts.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
•our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients including in a timely manner;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	any changes in the senior management team;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	our ability to withstand the loss of a significant customer;

•	our ability to realize the entire book value of goodwill and other intangible assets from acquisitions;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	changes in tax laws or decisions regarding repatriation of funds held abroad;

•	ability to service debt or obtain additional financing on favorable terms;

•	legal liability arising out of customer contracts;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	cyber security incidents, data breaches, or other unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.
These and other factors are more fully discussed elsewhere in this Annual Report on Form 10-K. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report on Form 10-K.
The forward-looking statements made by us in this Annual Report on Form 10-K, or elsewhere, speak only as of the date on which they were made. New risks and uncertainties come up from time to time, and it is impossible for us to predict those events or how they may affect us. We have no obligation to update any forward-looking statements in this Annual Report on Form 10-K after the date of this Annual Report on Form 10-K, except as required by federal securities laws.

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
We present information for the following reportable segments:

•	Insurance,

•	Healthcare,

•	Travel, Transportation and Logistics,

•	Finance and Accounting,

•	Analytics, and

•	All Other (consisting of our remaining operating segments, including our Banking and Financial Services, Utilities and Consulting operating segments).
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
On July 1, 2018, we completed the acquisition of SCIO pursuant to Merger Agreement. The acquisition of SCIO is included in the Analytics reportable segment. SCIO is a health analytics solution and services company serving over 100 healthcare organizations representing over 130 million covered lives across the continuum, including providers, health plans, pharmacy benefit managers, employers, health services and global life sciences companies.

On December 22, 2017, we acquired substantially all of the assets and assumed certain liabilities related thereto of Health Integrated. The acquisition of Health Integrated is included in the Healthcare reportable segment. Health Integrated provides dedicated care management services on behalf of health plans. Its services include case management, utilization management, disease management, special needs programs, and multichronic care management. Health Integrated serves lives in the Medicaid, Medicare, and dual eligible populations.
Revenues
For the year ended December 31, 2018, we had revenues of $883.1 million compared to revenues of $762.3 million for the year ended December 31, 2017, an increase of $120.8 million, or 15.8%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating 83.0% and 13.0%, respectively, of our total revenues for the year ended December 31, 2018 and approximately 82.2% and 14.3%, respectively, of our revenues for the year ended December 31, 2017.
For the years ended December 31, 2018 and 2017, our total revenues from our top ten clients accounted for 37.2% and 38.6% of our total revenues, respectively. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.

Our Business
We provide operations management and analytics services. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S., Europe and Australia.
Operations Management Services: We provide our clients with a range of operations management services principally in the insurance, healthcare, travel, transportation and logistics, banking and financial services and utilities sectors, among others, as well as cross-industry operations management services, such as finance and accounting services. We also provide services related to operations management, through our Consulting services that provides industry - specific digital transformational services.
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
Analytics: Our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ business. We also provide care optimization and reimbursement optimization services, for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, payment integrity and care management and data management . We actively cross-sell and, where appropriate, integrate our Analytics services with other operations management services as part of a comprehensive offering set for our clients.
We anticipate that revenues from our Analytics services will grow as we expand our service offerings and client base, both organically and through acquisitions.

Expenses
Cost of Revenues
Our cost of revenues primarily consists of:

•
employee costs, which include salary, bonus and other compensation expenses; recruitment and training costs; employee insurance; transport; rewards and recognition for certain employees; and non-cash stock compensation expense; and

•
costs relating to our facilities and communications network, which include telecommunication and IT costs; facilities and customer management support; operational expenses for our operations centers; rent expenses; and

•	travel and other billable costs to our clients; and

•	costs relating to our direct mail operations and other digital solutions.
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
Impairment Charges
Impairment charges pertain to write down of carrying values to fair values of goodwill and intangible assets acquired in a business combination. We perform our annual impairment test annually during the fourth quarter, or more frequently, as circumstances warrant, for all our reporting units and intangible assets. Based on the results, if the carrying values of our reporting units exceeds their fair values, we record impairment charges to the extent that carrying value exceeds estimated fair value.

During the fourth quarter of 2018, we performed our annual impairment test of goodwill for all of our reporting units. Based on the results, the fair values of each of our reporting units exceeded its carrying values, except for the Health Integrated reporting unit, within the Healthcare operating segment. The carrying value of our intangible assets acquired as a part of our Health Integrated acquisition also exceeded its fair value. As a result of this analysis, we recognized goodwill and intangible assets impairment charges during the fourth quarter. Further, no other goodwill and intangible assets impairments exist as of December 31, 2018 and the remaining long-lived assets are recoverable for all of our reporting units; however, there can be no assurances that additional goodwill and intangible assets will not be impaired in future periods (See Note 10 to our consolidated financial statements).
Foreign Exchange
We report our financial results in U.S. dollars. However, a significant portion of our total revenues are earned in U.K. pounds sterling (12.7% and 14.3%, respectively, for the years ended December 31, 2018 and 2017), while a significant portion of our expenses are incurred and paid in Indian rupees (25.0% and 29.6%, respectively, of our total costs for the years ended December 31, 2018 and 2017) and the Philippine peso (7.1% and 8.4%, of our total costs for the years ended December 31, 2018 and 2017). The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as the Indian rupee, the Philippine peso and the U.K. pound sterling appreciate or depreciate against the U.S. dollar. We early adopted Accounting Standards Update ("ASU") No. 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, we recorded the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges to cost of revenues and operating expenses, as applicable, in the consolidated statements of income. See Note 2 and 18 to our consolidated financial statements and Item 7A -“Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk.”
Interest Expense
Interest expense consist of interest on our borrowings under the new credit facility and convertible senior notes, capital lease obligation and notional interest implicit in the purchase of property and equipment.
Other Income, net
Other income, net primarily consists of gain/(loss) on sale, mark to market and dividend income on our investments in mutual funds, and interest on time deposits included in cash and cash equivalents and short-term investments on our consolidated balance sheet. Other income, net also consists of changes in fair value of earn-out consideration, interest on refunds received from income tax authorities in India on completion of tax assessments and components of net periodic benefit cost such as interest cost, expected return on plan assets and amortization of actuarial gain / loss.
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

The Tax Reform Act was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Reform Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items continues to remain uncertain. However, we have completed our analysis and compliance with the Tax Reform Act based on available guidance to date.
The SEC staff issued Staff Accounting Bulletin ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under FASB Accounting Standards Codification ("ASC") No. 740, Income Taxes ("ASC 740"). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform Act.
The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current earning & profits of our foreign subsidiaries. We were able to reasonably estimate the Transition Tax and recorded an initial provisional Transition Tax obligation of $27.2 million, with a corresponding adjustment of $27.2 million to income tax expense for the year ended December 31, 2017. On the basis of additional technical research and analysis, we recognized a measurement-period increase of $0.2 million to the Transition Tax obligation, with a corresponding adjustment of $0.2 million to income tax expense during the year ended December, 2018. We have completed our analysis of the Transition Tax and have recorded a final Transition Tax obligation of $27.4 million with a corresponding income tax expense of $27.4 million.
During the first quarter of 2018, we made an election to change the tax status of most of our controlled foreign corporations (CFC) to disregarded entities for US income tax purposes. As a result, we no longer have undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (PTI) which may be subject to withholding taxes and currency gains or losses upon repatriation. We presently do not intend to distribute our PTI and have not recorded any deferred taxes. If, in the future, we change our present intention regarding the distribution of PTI, additional taxes may be required and would be recorded in the period the intention changes. The Company has adopted an accounting policy to treat Global Intangible Low-Taxed Income as a period cost.

As of December 31, 2017, we were able to reasonably estimate and record provisional adjustments associated with the corporate rate change in the amount of $1.9 million. We have completed our analysis and no significant adjustment was recorded related to this item during the year ended December 31, 2018.

Certain operations centers in India, which were established in Special Economic Zones (“SEZs”), are eligible for tax incentives until 2025. These operations centers are eligible for a 100% income tax exemption for the first 5 years of operations and 50% exemption for a period of 5 years thereafter. During the year we started operations from one new SEZ unit, and tax holiday exemption for one of the unit reduced from 100% to 50% in 2018, following the expiry of the tax exemption, SEZ unit is taxed at the prevailing annual tax rate, which as of December 31, 2018 was 34.95%. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future.

We also benefitted from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for three of our centers in 2014, 2016 and in 2018 and will expire for other centers by year 2022, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate, which as of December 31, 2018 was 5% of the gross income.
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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). A summary of our significant accounting policies is included in Note 2 -“Summary of Significant Accounting Policies” to our consolidated financial statements. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain at the time an estimate is made. These policies include revenue recognition, accounts receivable, business combinations, goodwill, intangibles and long-lived assets, stock-based compensation, derivative instruments and hedging activity, borrowings, income taxes and assets and obligations related to employee benefit plans. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecasted and estimates routinely require adjustment.
Revenue Recognition
Revenue is recognized when services are provided to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for our services.
Revenue is measured based on consideration specified in a contract with a customer and excludes discounts and amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by providing services to our customers.
Reimbursements of out-of-pocket expenses received from clients are included as part of revenues.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from our customers, are excluded from revenue.
Adoption of ASU No. 2014-09 Topic 606, “Revenue from Contracts with Customers” (Topic 606)
On January 1, 2018, the date of initial application, we adopted Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity, primarily due to new contract acquisition costs. The initial application scopes in those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The key area impacted upon adoption of Topic 606 relates to the accounting for sales commissions costs.
Nature of services
We derive our revenues from operations management and analytics services. We operate in the business process management (“BPM”) industry providing operations management and analytics services helping businesses enhance revenue growth and improve profitability.

Type of Contracts

i.
a) Revenues under time-and-material, transaction and outcome-based contracts are recognized as the services are performed. Revenues are recognized net of any penalties or service credits that are due to a client.

b) In respect of arrangements involving subcontracting, in part or whole of the assigned work, we evaluate revenues to be recognized based on guidance on “Principal versus agent considerations” in Topic 606.

ii.
Revenues for our fixed-price contracts are recognized using the time-elapsed output method because we transfer control evenly during execution of our projects. Determining a measure of progress requires management to make judgments that affect the timing of revenue recognized. We regularly monitor our estimates for progress on completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is identified.

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

iv. Revenues from reimbursement optimization services having contingent fee arrangements are recognized by us at the point in time when a performance obligation is satisfied, which is when we identify an overpayment claim and the overpaid amount is acknowledged by our customers. In such contracts, our consideration is contingent upon the actual collections made by our customers and subsequent potential retractions from providers. Based on guidance on “variable consideration” in Topic 606, we use our historical experience and projections to determine the expected recoveries from our customers and recognize revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such changes are identified.

Arrangements with Multiple Performance Obligations
In our contracts with customers we do not generally bundle different services together except for software and related services contracts, which are not significant, involving implementation services and post contract maintenance services. In such software and related services contracts, revenue is allocated to each performance obligation based on the relative standalone selling price.
Allocation of Transaction Price to Performance Obligations
The transaction price is allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated by reference to the total transaction price less the sum of the observable standalone selling prices of other goods or services promised in the contract. In assessing whether to allocate variable consideration to a specific part of the contract, we consider the nature of the variable payment and whether it relates specifically to our efforts to satisfy a specific part of the contract.
Variable Consideration
Variability in the transaction price arises primarily due to service level agreements, credits and incentives, pre-payment and volume discounts where we estimate customer usage of our services while determining the revenues to be recognized.
We consider our experience with similar transactions and expectations regarding the contract in estimating the amount of variable consideration that should be recognized during a period.
We believe that the expected value method is most appropriate for determining the variable consideration since we have large number of contracts with similar nature of transactions/services.
The impact of variable consideration is estimated at contract inception and updated at end of each reporting period. Changes to our estimated variable consideration were not material for the reporting period presented.
Unbilled Receivables
Revenues recognized in excess of billings are recorded as unbilled receivables. Unbilled receivables also include revenues recognized from reimbursement optimization services when we identify an overpayment claim and the same is acknowledged by our customers, however not invoiced at the balance sheet date. Accordingly, amounts for services that we have performed and for which an invoice has not yet been issued to the customers are presented as a part of contract assets as accounts receivable.
Deferred Revenues
Billings in excess of revenues recognized are recorded as deferred revenues until revenue recognition criteria are met. Client prepayments (even if nonrefundable) are deferred and recognized over future periods as services are delivered or performed. We also have deferred revenue attributable to certain process transition activities, with respect to our customers where such activities do not represent separate performance obligations. Revenues related to such transition activities are recognized ratably over the period in which the related services are performed. Costs related to such transition activities are contract fulfillment costs, and thereby are recognized ratably over the estimated expected period of benefit.
Accounts Receivable
We record accounts receivable net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of aging of accounts receivable, prior collection experience, current market conditions, clients’ financial condition and the amount of accounts receivable in dispute to estimate the collectability of these accounts receivables. All contracts entered into by us specify the payment terms and are defined for each contract separately. Usual payment terms range between 30-60 days.

Business Combinations
We account for all business combinations using the acquisition method of accounting as prescribed by Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”. The guidance requires the use of significant estimates and assumptions in allocation of the purchase price in determining the fair value of identifiable assets acquired and liabilities assumed, including intangible assets and contingent consideration and allocation of purchase price over such assets and liabilities on the acquisition date. The significant estimates and assumptions include, but are not limited to, the timing and amount of future revenue and cash flows based on, among other things, anticipated growth rates and customer attrition rates and the discount rate reflecting the risk inherent in future cash flows.
Goodwill, Intangible Assets and Long-lived Assets

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased in a business combination. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase consideration to assets and liabilities, including property and equipment, goodwill and other identifiable intangibles. We examine the carrying value of the goodwill annually in the fourth quarter, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the reporting unit level.

The quantitative goodwill impairment test involves a comparison of the fair value of a reporting unit with its carrying amount. The fair value of the reporting unit is measured using the income approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within each reporting unit. The variables within the discount rate, many of which are outside of our control, provide us best estimate of all assumptions applied within the DCF model.

Determining fair value requires the exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. There can be no assurance that operations will achieve the future cash flows reflected in the projections. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized, if any, in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Goodwill of a reporting unit is tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.
We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of discounted expected future cash flows is less than the carrying amount of such asset. The estimate of discounted cash flows and the fair value of assets require several assumptions and estimates like the weighted average cost of capital, discount rates, risk-free rates, market rate of return and risk premiums and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. See Note 2-“Summary of Significant Accounting Policies-Business Combinations, Goodwill and Other Intangible Assets” to our consolidated financial statements for more information.
Stock-based Compensation
Under the fair value recognition provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC No. 718”), cost is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised and the expected volatility of our stock.

We also grant performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest based on a revenue target (“PUs”). The remaining 50% vest based on a market condition (“MUs”) that is contingent on EXL meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievements of both targets.
The fair value of each PU is determined based on the market price of one share of our common stock on the day prior to the date of grant. The grant date fair value for the MUs is determined using a Monte Carlo simulation model. The Monte Carlo simulation model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. The Monte Carlo simulation model also involves the use of additional key assumptions, including dividend yield and risk-free interest rate. We periodically assess the reasonableness of our assumptions and update our estimates as required. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially affected.
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
We hedge forecasted transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. We early adopted ASU No. 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded along with the underlying hedged item in the same line in the consolidated statements of income as either part of “Cost of revenue”, “General and administrative expenses”, “Selling and marketing expenses”, "Depreciation and amortization”, as applicable.
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
Borrowings
We account for convertible notes in accordance with the guidelines established by the ASC No. 470-20, Debt with Conversion and Other Options. We separate the convertible notes into liability and equity components. The Beneficial Conversion Feature ("BCF") of a convertible note, which is the equity component and recorded as additional paid-in capital, is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. We record a BCF related to the issuance of a convertible notes when issued.
If a convertible note is within the scope of the Cash Conversion Subsections contains embedded features other than the embedded conversion option, the guidance in ASC No. 815-15, Derivatives and Hedging - Embedded Derivatives (“ASC 815-15”), is applied to determine if any of those features must be separately accounted for as a derivative instrument.
The estimated fair value of the liability component at issuance is determined using a discounted cash flow technique, which considers debt issuances with similar features of our convertible notes, excluding the conversion feature. The excess of the gross proceeds received over the estimated fair value of the liability component is allocated to the BCF, which is credited to additional paid-in-capital with a corresponding offset recognized as a discount to reduce the net carrying value of the convertible notes. The discount is being amortized to interest expense over the expected term of the convertible notes using the effective interest method.
Direct, incremental finance costs related to the convertible notes are amortized over the term instrument through charges to interest expense using the effective interest method.
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
We also evaluate potential exposures related to tax contingencies or claims made by the tax authorities in various jurisdictions in order to determine whether a reserve may be required. A reserve is recorded if we believe that a loss is probable and if the amount of such loss can be reasonably estimated. Such reserves are based on estimates and, consequently, are subject to changing facts and circumstances, including the progress of ongoing audits, changes in case law and the passage of new legislation. We believe that we have established adequate reserves to cover any current tax assessments.
During the first quarter of 2018, we made an election to change the tax status of most of our controlled foreign corporations (CFC) to disregarded entities for US income tax purposes. As a result, we no longer have undistributed earnings in connection with these CFCs. The transition tax resulted in previously taxed income (PTI) which may be subject to withholding taxes and currency gains or losses upon repatriation. We presently do not intend to distribute our PTI and have not recorded any deferred taxes. If, in the future, we change our present intention regarding the distribution of PTI, additional taxes may be required and would be recorded in the period the intention changes. See Note 23 to our consolidated financial statements contained herein.
We employ a two-step process for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will, more likely than not, be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is more likely than not to be realized upon settlement. Our income tax expense also takes into account any interest or penalties related to unrecognized tax benefits.
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
Effective January 1, 2018, we adopted ASU No. 2017-07, Compensation -Retirement Benefits ("Topic 715"), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. Pursuant to this, we retrospectively included only the service cost component of the net periodic benefit cost in the same line item or items on the 2017 and 2016 consolidated statements of income as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”. See Note 21 and Note 27 to our consolidated financial statements for impact of adoption of accounting guidance on prior years’ presentation and disclosures.
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

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017(2)	2016(2)
	(dollars in millions)
Revenues, net	$883.1	$762.3	$686.0
Cost of revenues(1)(2)	584.8	495.1	447.7
Gross profit(1)	298.3	267.2	238.3
Operating expenses:
General and administrative expenses(2)	116.2	102.6	88.6
Selling and marketing expenses(2)	63.6	53.4	50.6
Depreciation and amortization	48.6	38.5	34.6
Impairment charges	20.1	—	—
Total operating expenses(2)	248.5	194.5	173.8
Income from operations	49.8	72.7	64.5
Foreign exchange gain, net	4.8	2.8	5.6
Interest expense	(7.2)	(1.9)	(1.3)
Other income, net(2)	13.0	11.4	15.1
Income before income tax expense	60.4	85.0	83.9
Income tax expense	3.4	36.1	22.2
Loss from equity-method investment	0.3	—	—
Net income attributable to ExlService Holdings, Inc. stockholders	$56.7	$48.9	$61.7
(1) Exclusive of depreciation & amortization.
(2) Adjusted pursuant to adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. Refer to Note 21 and Note 27 to our consolidated financial statements.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues.
The following table summarizes our revenues by reportable segments for the year ended December 31, 2018 and 2017:

	Year ended December 31,			Percentage change
	2018	2017	Change
	(dollars in millions)
Insurance	$258.1	$234.8	$23.3	9.9%
Healthcare	84.4	77.0	7.4	9.6%
Travel, Transportation and Logistics	70.2	71.0	(0.8)	(1.0)%
Finance and Accounting	97.9	86.5	11.4	13.2%
All Other	87.2	83.1	4.1	4.8%
Analytics	285.3	209.9	75.4	35.9%
Total revenues, net	$883.1	$762.3	$120.8	15.8%
Revenues for the year ended December 31, 2018 were $883.1 million, up $120.8 million, or 15.8%, compared to the year ended December 31, 2017.
Revenue growth in Insurance of $23.3 million was primarily driven by expansion of business from our new and existing clients of $24.3 million, partially offset by net impact of foreign exchange loss of $1.0 million mainly due to depreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2018 compared to the year ended December 31, 2017. Insurance revenues were 29.2% and 30.8% of our total revenues in 2018 and 2017, respectively.
Revenue growth in Healthcare of $7.4 million was primarily driven by our acquisition of Health Integrated in 2017, contributing $17.0 million. This was partially offset by lower revenues of $9.6 million due to the termination of certain client contracts. Healthcare revenues were 9.6% and 10.1% of our total revenues in 2018 and 2017, respectively
Revenue decline in Travel, Transportation and Logistics ("TT&L") of $0.8 million was mainly due to net impact of foreign exchange loss of $0.8 million primarily due to the depreciation of the Indian rupee and the Philippine peso against the U.S. dollar during the year ended December 31, 2018 compared to the year ended December 31, 2017. TT&L revenues were 8.0% and 9.3% of our total revenues in 2018 and 2017, respectively.
Revenue growth in Finance and Accounting ("F&A") of $11.4 million was driven by net volume increases from our new and existing clients. F&A revenues were 11.1% and 11.4% of our total revenues in 2018 and 2017, respectively.
Revenue growth in All Other of $4.1 million was primarily driven by higher revenues of $9.6 million in the Consulting operating segment, partially offset by lower revenues in our Banking and Financial Services operating segment of $2.4 million and Utilities operating segment of $1.8 million and a net impact of foreign exchange loss of $1.3 million primarily due to the depreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2018 compared to the year ended December 31, 2017. All Other revenues were 9.9% and 10.9% of our total revenues in 2018 and 2017, respectively.
Revenue growth in Analytics of $75.4 million was driven by our acquisition of SCIO in July 2018, contributing $40.0 million. The remaining increase of $35.4 million was attributable by our recurring and project-based engagements from our new and existing clients. Analytics revenues were 32.3% and 27.5% of our total revenues in 2018 and 2017, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,			Percentage change	Year ended December 31,
	2018	2017	Change		2018	2017	Change
	(dollars in millions)
Insurance	$174.9	$159.4	$15.5	9.7%	32.2%	32.1%	0.1%
Healthcare	66.8	49.4	17.4	35.1%	20.9%	35.8%	(14.9)%
TT&L	41.1	41.3	(0.2)	(0.7)%	41.5%	41.7%	(0.2)%
F&A	59.2	51.4	7.8	15.2%	39.6%	40.6%	(1.0)%
All Other	58.2	56.6	1.6	3.0%	33.0%	31.8%	1.2%
Analytics	184.6	137.0	47.6	34.8%	35.3%	34.8%	0.5%
Total	$584.8	$495.1	$89.7	18.1%	33.8%	35.0%	(1.2)%
For the year ended December 31, 2018, cost of revenues was $584.8 million compared to $495.1 million for the year ended December 31, 2017, an increase of $89.7 million, or 18.1%. Our gross margin for the year ended December 31, 2018 was 33.8% compared to 35.0% for year ended December 31, 2017, a decrease of 120 basis points (“bps”).
The increase in cost of revenues in Insurance of $15.5 million was primarily due to an increase in employee-related costs of $15.9 million on account of higher headcount and wage inflation, technology and infrastructure costs of $1.7 million, travel and other operating costs of $1.1 million, partially offset by lower professional fees of $2.0 million and currency movements net of hedging of $1.2 million. Gross margin in Insurance increased by 10 bps during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to higher revenues and margin expansion in existing clients.
The increase in cost of revenues in Healthcare of $17.4 million was primarily due to an increase in employee-related costs of $15.2 million, technology and infrastructure costs of $3.8 million and other operating cost of $0.5 million, on account of our acquisition of Health Integrated in 2017, partially offset by decrease in other operating costs of $1.5 million and currency movements net of hedging of $0.6 million. Gross margin in Healthcare decreased by 14.9% during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the impact of our Health Integrated business, lower revenue from existing clients and the termination of certain client contracts.
The decrease in cost of revenues in TT&L of $0.2 million was primarily due to currency movements net of hedging of $0.7 million, partially offset by an increase in employee-related costs of $0.5 million. Gross margin in TT&L decreased by 20 bps due to margin contraction in existing clients during the year ended December 31, 2018 compared to the year ended December 31, 2017.
The increase in cost of revenues in F&A of $7.8 million was primarily due to an increase in employee-related costs of $6.4 million on account of higher headcount and wage inflation, higher technology and infrastructure costs of $1.2 million, and travel costs of $1.1 million, partially offset by other operating costs of $0.3 million and currency movements net of hedging of $0.6 million. Gross margin in F&A decreased by 100 bps during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to higher operating expenses associated with the initiation of services for new clients.
The increase in cost of revenues in All Other of $1.6 million was primarily due to an increase in employee-related costs of $2.9 million on account of higher headcount and wage inflation, partially offset by other operating costs of $0.3 million and currency movements net of hedging of $0.8 million. Gross margin in All Other increased by 120 bps during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to higher revenues in our Consulting operating segment.
The increase in cost of revenues in Analytics of $47.6 million was primarily due to an increase in employee-related costs of $36.8 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of SCIO in July 2018 of $19.9 million. The remaining increase was attributable to other operating costs of $11.8 million, partially offset by currency movements net of hedging of $1.0 million. Gross margin in Analytics increased by 50 bps during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily as a result of increased gross margin from our SCIO acquisition.

Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2018	2017	Change
	(dollars in millions)
General and administrative expenses	$116.2	$102.6	$13.6	13.4%
Selling and marketing expenses	63.6	53.4	10.2	19.2%
Selling, general and administrative expenses	$179.8	$156.0	$23.8	15.3%
As a percentage of revenues	20.4%	20.5%

The increase in SG&A expenses of $23.8 million was primarily due to an increase in employee-related costs of $18.9 million, including incremental costs related to our SCIO acquisition in July 2018 and Health Integrated acquisition in December 2017 of $12.8 million. There was a further increase in infrastructure and other operating costs of $4.4 million related to the above described acquisitions. The remaining increase of $1.6 million due to continued investments in strategic initiatives, product development, digital technology, advance automation and robotics, partially offset by currency movements net of hedging of $1.1 million.

Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2018	2017	Change
	(dollars in millions)
Depreciation expense	$28.2	$24.5	$3.7	14.7%
Intangible amortization expense	20.4	14.0	6.4	45.8%
Depreciation and amortization expense	$48.6	$38.5	$10.1	26.0%
As a percentage of revenues	5.5%	5.1%

The increase in intangibles amortization expense of $6.4 million was primarily due to amortization of intangibles associated with our SCIO acquisition in July 2018 and Health Integrated acquisition in December 2017. The increase in depreciation expense of $3.7 million was due to depreciation related to our new operating centers commenced during 2017 to support our business growth and depreciation associated with our acquisitions.

Impairment Charges.

	Year ended December 31,			Percentage change
	2018	2017	Change
	(dollars in millions)
Impairment charges	$20.1	$—	$20.1	N/A
As a percentage of revenues	2.3%	—

During the fourth quarter of 2018, we recognized an impairment charge of $20.1 million to write down the carrying value of goodwill of $14.2 million and intangible assets of $5.9 million to their fair values related to our Health Integrated reporting unit within our Healthcare operating segment. The primary factors contributing to an impairment charge were (i) revenues and profitability for the Health Integrated business in 2018 were significantly lower than our budget and (ii) significant changes to the Company's estimated future cash flows and long-term growth assumptions driven by loss of customer contracts, cost pressures and the Company’s most recent views of the long-term outlook for the Health Integrated business. See Note 10 to our consolidated financial statements.
Income from Operations. Income from operations decreased by $22.9 million, or 31.5%, from $72.7 million for the year ended December 31, 2017 to $49.8 million for the year ended December 31, 2018 primarily due to impairment charges of $20.1 million. As a percentage of revenues, income from operations decreased from 9.5% for the year ended December 31, 2017 to 5.6% for the year ended December 31, 2018.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the year ended December 31, 2018. The average exchange rate of the U.S. dollar against the Indian rupee increased from 64.93 during the year ended December 31, 2017 to 68.48 during the year ended December 31, 2018. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.30 during the year ended December 31, 2017 to 1.33 during the year ended December 31, 2018. The average exchange rate of the U.S. dollar against the Philippine peso increased from 50.38 during the year ended December 31, 2017 to 52.69 during the year ended December 31, 2018.
We recorded a net foreign exchange gain of $4.8 million for the year ended December 31, 2018 compared to the net foreign exchange gain of $2.8 million for the year ended December 31, 2017.
Interest expense. Interest expense increased from $1.9 million for the year ended December 31, 2017 to $7.2 million for the year ended December 31, 2018 primarily due to increase in borrowings under our new credit facility, issuance of convertible notes and higher effective interest rates.
Other Income, net.

	Year ended December 31,			Percentage change
	2018	2017	Change
	(dollars in millions)
Interest and dividend income	$1.9	$1.6	$0.3	15.3%
Gain on sale and mark-to-market of mutual funds	10.0	8.8	1.2	13.7%
Others, net	1.1	1.0	0.1	18.3%
Other income, net	$13.0	$11.4	$1.6	14.3%

Other income, net increased by $1.6 million, from $11.4 million for the year ended December 31, 2017 to $13.0 million for the year ended December 31, 2018 primarily due to higher return on mutual fund investments of $1.2 million and interest and dividend income of $0.3 million.
Income Tax Expense. We recorded income tax expense of $3.4 million and $36.1 million for the year ended December 31, 2018 and 2017, respectively. The effective tax rate decreased from 42.5% during the year ended December 31, 2017 to 5.6% during the year ended December 31, 2018 primarily as a result of: (i) a reduction in federal statutory tax rate and (ii) the impact of one-time transition tax of $27.2 million on the mandatory deemed repatriation of accumulated earnings and profits (“E&P”) of foreign subsidiaries and deferred tax re-measurement of $1.9 million under the Tax Reform Act, during the year ended December 31, 2017 compared to $0.2 million during the year ended December 31, 2018 . See Note 23 to our consolidated financial statements.
Net Income. Net income increased from $48.9 million for the year ended December 31, 2017 to $56.7 million for the year ended December 31, 2018, primarily due to decrease in income tax expense of $32.7 million, increase in foreign exchange gains of $2.0 million and other income of $1.6 million, partially offset by lower income from operation of $22.9 million, higher interest expense of $5.3 million and loss from equity-method investment of $0.3 million. As a percentage of revenues, net income was 6.4% in each of the years ended December 31, 2018 and 2017.

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

Revenues for the year ended December 31, 2017 were $762.3 million, up $76.3 million, or 11.1%, compared to the year ended December 31, 2016.
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
Revenue growth in Travel, Transportation and Logistics of $1.6 million was primarily driven by net volume increases from our new and existing clients of $2.5 million, partially offset by a $0.9 million impact due to depreciation of the Philippine Peso against the U.S. dollar during the year ended December 31, 2017 compared to the year ended December 31, 2016. TT&L revenues were 9.3% and 10.1% of our total revenues in 2017 and 2016, respectively.
Revenue growth in Finance and Accounting of $7.1 million was driven by net volume increases from our new and existing clients of $6.5 million. The remaining increase of $0.6 million was attributable to a net impact of appreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2017 compared to the year ended December 31, 2016. F&A revenues were 11.4% and 11.6% of our total revenues in 2017 and 2016, respectively.
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

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,			Percentage change	Year ended December 31,
	2017	2016	Change		2017	2016	Change
	(dollars in millions)
Insurance	$159.4	$146.2	$13.2	9.1%	32.1%	29.2%	2.9%
Healthcare	49.4	44.1	5.3	12.1%	35.8%	35.8%	—%
TT&L	41.3	41.9	(0.6)	(1.4)%	41.7%	39.6%	2.1%
F&A	51.4	48.2	3.2	6.4%	40.6%	39.2%	1.4%
All Other	56.6	61.0	(4.4)	(7.2)%	31.8%	36.8%	(5.0)%
Analytics	137.0	106.3	30.7	28.8%	34.8%	35.9%	(1.1)%
Total	$495.1	$447.7	$47.4	10.6%	35.0%	34.7%	0.3%
For the year ended December 31, 2017, cost of revenues was $495.1 million compared to $447.7 million for the year ended December 31, 2016, an increase of $47.4 million, or 10.6%. Our gross margin for 2017 was 35.0% compared to 34.7% for 2016, an increase of 0.3% or 30 basis points (“bps”).
The increase in cost of revenues in Insurance of $13.2 million was primarily due to an increase in employee-related costs of $10.6 million on account of higher headcount and wage inflation, technology and infrastructure costs of $3.3 million. This was partially offset by a decrease in other operating costs of $0.2 million. There was a net decrease of $0.5 million due to foreign exchange gains and losses on settlement of cash flow hedges during the year ended December 31, 2017 compared to the year ended December 31, 2016. Gross margin in Insurance increased by 290 bps during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to higher revenues and margin expansion in existing clients.
The increase in cost of revenues in Healthcare of $5.3 million was primarily due to an increase in employee-related costs of $4.7 million on account of higher headcount and wage inflation, and technology and infrastructure costs of $1.1 million. This was partially offset by $0.7 million due to the depreciation of the Philippine peso against the U.S. dollar during the year ended December 31, 2017 compared to the year ended December 31, 2016. Gross margin in Healthcare during 2017 as compared to 2016 was relatively flat.
The decrease in cost of revenues in TT&L of $0.6 million was primarily due to foreign exchange gains and losses on settlement of cash flow hedges during the year ended December 31, 2017 compared to the year ended December 31, 2016. Gross margin in TT&L increased by 210 bps during 2017 as compared to 2016, primarily due to margin expansion in existing clients and lower operating costs.
The increase in cost of revenues in F&A of $3.2 million was primarily due to an increase in employee-related costs of $2.8 million on account of higher headcount and wage inflation, and technology and infrastructure costs of $1.4 million and travel costs of $0.2 million. This increase was partially offset by a net decrease of $1.2 million due to foreign exchange gains and losses on settlement of cash flow hedges during the year ended December 31, 2017 compared to the year ended December 31, 2016. Gross margin in F&A increased by 140 bps during 2017 compared to 2016, primarily due to increase in volumes in new clients.
The decline in cost of revenues in All Other of $4.4 million was primarily due to a decrease in employee-related costs of $2.8 million on account of lower headcount, partially offset by wage inflation. There was also a decrease in travel-related costs of $1.6 million. Gross margin in All Other decreased by 500 bps during 2017 compared to 2016, primarily due to lower revenues in our Consulting and Utilities operating segments.
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

Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
General and administrative expenses	$102.6	$88.6	$14.0	15.7%
Selling and marketing expenses	53.4	50.6	2.8	5.5%
Selling, general and administrative expenses	$156.0	$139.2	$16.8	12.1%
As a percentage of revenues	20.5%	20.3%
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
Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
Depreciation expense	$24.5	$22.7	$1.8	8.2%
Intangible amortization expense	14.0	11.9	2.1	17.7%
Depreciation and amortization expense	$38.5	$34.6	$3.9	11.5%
As a percentage of revenues	5.1%	5.0%

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
Income from Operations. Income from operations increased by $8.2 million, or 12.8%, from $64.5 million for the year ended December 31, 2016 to $72.7 million for the year ended December 31, 2017. As a percentage of revenues, income from operations increased from 9.4% for the year ended December 31, 2016 to 9.5% for the year ended December 31, 2017.
Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during 2017. The average exchange rate of the Indian rupee against the U.S. dollar decreased from 67.25 during the year ended 2016 to 64.93 during the year ended 2017. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.35 during 2016 to 1.30 during 2017. The average exchange rate of the Philippine peso against the U.S. dollar increased from 47.67 during the year ended 2016 to 50.38 during the year ended 2017.
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

Other Income, net

	Year ended December 31,			Percentage change
	2017	2016	Change
	(dollars in millions)
Interest and dividend income	$1.6	$1.7	$(0.1)	(2.9)%
Gain on sale and mark-to-market of mutual funds	8.8	8.1	0.7	8.4%
Change in fair value of earn out consideration	—	4.1	(4.1)	(100.0)%
Others, net	1.0	1.2	(0.2)	(26.4)%
Other income, net	$11.4	$15.1	$(3.7)	(24.9)%
Other income, net decreased by $3.7 million, from $15.1 million for the year ended December 31, 2016 to $11.4 million for the year ended December 31, 2017 primarily due to recognition of $4.1 million to income due to reversal of earn-out liability for the year ended December 31, 2016 related to our 2015 acquisition of RPM Direct LLC and RPM Data Solutions LLC (collectively, “RPM”) and higher net periodic benefit costs, other than service costs of $0.2 million recognized during the year ended December 31, 2017. This decrease was partially offset by higher gain on sale of mutual fund investments of $0.7 million during the year ended December 31, 2017 compared to year ended December 31, 2016.
Income Tax Expense. The effective tax rate increased from 26.4% for the year ended December 31, 2016 to 42.5% for the year ended December 31, 2017. The increase was the result of (i) higher income tax expense of $29.2 million (comprised of a provisional deemed repatriation tax expense of $27.2 million and a provisional net deferred tax expense of $2.0 million) associated with the Tax Reform Act enacted in 2017, partially offset by (ii) excess tax benefit related to stock awards of $9.8 million pursuant to ASU No. 2016 - 09 during the year ended December 31, 2017; (iii) conclusion of uncertain tax positions of $4.1 million (including interest of $1.6 million); (iv) lower domestic profits; and (v) an increase in earnings and incentives in lower tax jurisdictions. See Note 23 to our consolidated financial statements.
Net Income. Net income decreased from $61.7 million for the year ended December 31, 2016 to $48.9 million for the year ended December 31, 2017, primarily due to lower other income and foreign exchange gain of $6.5 million and higher income tax expense of $13.9 million, partially offset by higher income from operations of $8.3 million. As a percentage of revenues, net income decreased from 9.0% for the year ended December 31, 2016 to 6.4% for the year ended December 31, 2017.
Liquidity and Capital Resources

	Year ended December 31,
	2018	2017	2016
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$94.3	$220.4	$210.5
Net cash provided by operating activities	92.4	113.2	102.4
Net cash used for investing activities	(277.5)	(222.7)	(54.7)
Net cash provided by/(used for) financing activities	197.8	(20.5)	(32.7)
Effect of exchange rate changes	(2.9)	3.9	(5.1)
Closing cash and cash equivalents and restricted cash	$104.1	$94.3	$220.4
As of December 31, 2018 and 2017, we had $280.4 million and $265.3 million, respectively, in cash, cash equivalents and short-term investments. During the first quarter of 2018, we made an election to change the tax status of most of our controlled foreign corporations (CFC) to disregarded entities for US income tax purposes. As a result, we no longer have undistributed earnings in connection with our CFCs. The transition tax resulted in previously taxed income (PTI) which may be subject to withholding taxes and currency gains or losses upon repatriation. We presently do not intend to distribute our PTI and have not recorded any deferred taxes. If, in the future, we change our present intention regarding the distribution of PTI, additional taxes may be required and would be recorded in the period the intention changes.
Operating Activities: Cash flows provided by operating activities were $92.4 million for the year ended December 31, 2018 as compared to cash flows provided by operating activities of $113.2 million during the year ended December 31, 2017. Generally, factors that affect our earnings-including pricing, volume of services, costs and productivity-affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.

Cash flows provided by operating activities for the year ended December 31, 2018 was $92.4 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization, stock-based compensation expense, deferred income taxes, impairment charges and others aggregating to $132.1 million. The primary working capital use of cash of $41.0 million during the year ended December 31, 2018 was driven by an increase in accounts receivables, advance income tax, prepaid expenses and other assets. The primary working capital sources of cash of $1.3 million was driven by higher accrued employee costs.

Cash flows provided by operating activities for the year ended December 31, 2017 was $113.2 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization, stock-based compensation expense, allowance for doubtful accounts receivables and others aggregating to $116.2 million. The primary working capital use of cash of $29.3 million was driven by an increase in accounts receivables, other assets and decrease in deferred revenue. The primary working capital sources of cash of $26.3 million was driven by decrease in net advance tax and higher accrued expenses and other liabilities, accrued employee costs and accounts payable.

Cash flows provided by operating activities for the year ended December 31, 2016 was $102.4 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization, stock-based compensation expense, deferred income taxes, earn-out consideration, excess tax benefit, and others aggregating to $103.2 million. The primary working capital use of cash of $26.1 million during the year ended December 31, 2016 was driven by an increase in accounts receivables, prepaid expenses and other current assets. The primary working capital sources of cash of $25.3 million was driven by higher deferred revenue, accrued employee costs, accrued expenses and other current liabilities and lower other assets.
Investing Activities: Cash flows used for investing activities were $277.5 million for the year ended December 31, 2018 as compared to cash flows used for investing activities of $222.7 million for the year ended December 31, 2017. The increase of $54.8 million was primarily due to an increase in cash used for business acquisitions of $208.5 million during the year ended December 31, 2018. This was partially offset by net purchase of investments of $5.2 million during the year ended December 31, 2018 as compared to net purchase of investments of $161.3 million during the year ended December 31, 2017. Refer to Note 10 to our consolidated financial statements herein for further detail of our business acquisitions.
Cash flows used for investing activities increased from $54.7 million for the year ended December 31, 2016 to $222.7 million for the year ended December 31, 2017. The increase was primarily due to an increase in cash used for net purchase of investments of $161.2 million, cash used for purchase of property and equipment of $9.3 million and cash used for investment in equity affiliate of $3.0 million during the year ended December 31, 2017 as compared to December 31, 2016. This increase was offset by a decrease in cash paid for business acquisition of $5.4 million ($23.3 million paid for our Health Integrated acquisition in 2017 and closing date working capital adjustment related to our Liss and Datasource acquisitions in 2016 compared to $28.7 million paid for Liss, IQR and Datasource acquisitions in 2016) during the year ended December 31, 2017 as compared to December 31, 2016.
Financing Activities: Cash flows provided by financing activities were $197.8 million during the year ended December 31, 2018 as compared to cash flows used for financing activities of $20.5 million during the year ended December 31, 2017. The increase in cash flows provided by financing activities was primarily due to higher proceeds from borrowings of $225.0 million (net of repayments) under our New Credit Facility and Convertible Notes (as described below in “Financing Arrangements”) during the year ended December 31, 2018, partially offset by lower proceeds from exercise of stock options of $7.2 million during the year ended December 31, 2018.
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
We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $40.4 million of capital expenditures in the year ended December 31, 2018. We expect to incur capital expenditures of between $40.0 million to $45.0 million in 2019, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (refer to Note 26 to our consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.
Financing Arrangements (Debt Facility)
Credit Agreement
On October 24, 2014, we entered into a credit agreement that provided for a $50.0 million revolving credit facility (the “Credit Facility”). On February 23, 2015, we increased the commitments under the Credit Facility by an additional $50.0 million. The Credit Facility had a maturity date of October 24, 2019 and was voluntarily pre-payable from time to time without premium or penalty. On November 21, 2017, we prepaid all outstanding amounts, including accrued interest and fees, and terminated all commitments, under the Credit Agreement.
On November 21, 2017, we and each of our wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement provides for a $200.0 million revolving credit facility (the “New Credit Facility”) with an option to increase the commitments by up to $100.0 million, subject to certain approvals and conditions as set forth in the New Credit Agreement. The New Credit Agreement also includes a letter of credit sub facility. The New Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the New Credit Agreement were used to repay amounts outstanding under the Credit Facility and may otherwise be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, we exercised our option under the New Credit Agreement to increase the commitments by $100.0 million thereby utilizing the entire revolver under the New Credit Facility of $300.0 million, to fund the SCIO acquisition. The incremental commitments were made pursuant to (and constitute part of) the existing commitments and are subject to the terms and conditions applicable to the existing commitments as set forth in the New Credit Agreement.
Depending on the type of borrowing, loans under the New Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to our total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the New Credit Agreement are subject to a commitment fee which is also tied to our total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The New Credit Facility carried an effective interest rate of 3.4% and 3.0% per annum, respectively, during the year ended December 31, 2018 and 2017.
Obligations under the New Credit Agreement are guaranteed by our material domestic subsidiaries and are secured by all or substantially all of our assets and that of our material domestic subsidiaries. The New Credit Agreement contains affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the New Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both as defined for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of December 31, 2018, we were in compliance with all financial and non-financial covenants listed under the New Credit Agreement.
We entered into a second amendment (the “Amendment”) to our New Credit Agreement, as amended, among the Company, as borrower, with certain lenders, and Citibank, N.A. as Administrative Agent to, among other things, permit the issuance by the Company of the Notes, and settlement upon maturity or conversion thereof, in accordance with the Investment Agreement, the indenture dated as of October 4, 2018 and the other documents entered into in connection therewith.

As of December 31, 2018, we had outstanding indebtedness under the new credit facility of $150.0 million of which $20.0 million is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $130.0 million is included under “long-term borrowings” in the consolidated balance sheets. As of December 31, 2017, we had outstanding indebtedness under the new credit facility of $60.0 million, of which $10.0 million was included under “current portion of long-term borrowings,” and the balance of $50.0 million was included under “long-term borrowings” in the consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, we entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC, an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150.0 million aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the "Notes"). The Notes were issued on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per $1.0 million principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require us to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. We may redeem the principal amount of the Notes, at our option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding our exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption). We may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. We used the proceeds from the issuance of Notes to repay $150.0 million of our outstanding borrowings under the New Credit Facility.
We accounted for the liability and equity components of the Notes separately to reflect its nonconvertible debt borrowing rate. The estimated fair value of the liability component at issuance of $133.1 million was determined using a discounted cash flow technique, which considered debt issuances with similar features of our debt, excluding the conversion feature. The resulting effective interest rate for the Notes was 5.75%. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $16.9 million, excluding tax effects, was allocated to the conversion feature (equity component, recorded as additional paid-in capital) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. The discount is being amortized to interest expense over a six-year period ending October 1, 2024 (the expected life of the liability component) using the effective interest method.
Under the terms of the Notes, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet arrangements or obligations.

Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2018:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Operating leases (a)	$23.4	$37.0	$27.7	$26.1	$114.2
Capital leases	0.3	0.3	0.1	—	0.7
Purchase obligations	6.3	—	—	—	6.3
Other obligations(b)	1.8	3.3	2.8	4.6	12.5
Borrowings
Principal payments	21.4	56.7	74.0	150.0	302.1
Interest Payments(c)	10.4	17.8	12.8	5.3	46.3
Total contractual cash obligations(d)	$63.6	$115.1	$117.4	$186.0	$482.1

(a)Represents minimum lease payments payable for cancellable and non-cancellable lease period.
(b)Represents estimated payments under the Gratuity Plan.

(c)	Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of December 31, 2018.

(d)	Excludes $0.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, refer to Note 2-“Recent Accounting Pronouncements” to the consolidated financial statements contained herein.

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
Components of Market Risk
Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars 84.7% in the year ended December 31, 2018 or U.K. pounds sterling 12.7% in the year ended December 31, 2018, a substantial portion of our expenses were incurred and paid in Indian rupees and Philippine peso 25.0% and 7.1% respectively, in the year ended December 31, 2018. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Indian rupee, the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. The average exchange rate of the Indian rupee against the U.S. dollar increased from 64.93 during the year ended December 31, 2017 to 68.48 during the year ended December 31, 2018, representing a depreciation of 5.5%. The average exchange rate of the Philippine peso against the U.S. dollar increased from 50.38 during the year ended December 31, 2017 to 52.69 during the year ended December 31, 2018, representing a depreciation of 4.6%. Based upon our level of operations during the year ended December 31, 2018 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our revenues by approximately $8.4 million and increased/decreased our expenses incurred and paid in Indian rupees by approximately $20.8 million in the year ended December 31, 2018, respectively. Similarly, a 10% appreciation/depreciation in the Philippine Peso against the U.S. dollar would have increased/decreased our revenues by approximately $0.7 million and increased/decreased our expenses incurred and paid in Philippine Peso by approximately $5.9 million in the year ended December 31, 2018, respectively.
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
Cash flow hedges with notional amounts of $362.4 million (including $6.9 million of range forward contracts) and $300.8 million were outstanding as at December 31, 2018 and 2017, respectively, with maturity periods of one to forty five-months. The fair value of these cash flow hedges as of December 31, 2018 and 2017 was ($0.2) million and $17.5 million respectively and is included in Accumulated Other Comprehensive loss on our Consolidated Balance Sheets. During the year ended December 31, 2018 we recognized $2.5 million as a foreign exchange gain from the maturing cash flow hedges, which was largely offset by the foreign exchange loss on the related expenses of $2.7 million. The net impact on earnings for the year ended December 31, 2018 from the maturing cash flow hedges was insignificant, offset by an insignificant foreign currency impact on the related expenses.

We also enter into foreign currency forward contracts to economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC No. Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged. Forward exchange contracts with notional amounts of $125.5 million, GBP 15.6 million and EUR 0.5 million were outstanding at December 31, 2018 compared to $97.9 million, GBP 17.9 million and EUR 0.8 million outstanding at December 31, 2017. The fair values of these derivative instruments as of December 31, 2018 and 2017 were insignificant in both year and are included in the "foreign exchange gain/(loss)" in our Consolidated Statements of Income. At December 31, 2018, the outstanding derivative instruments had maturities of 31 days or less.
Interest Rate Risk. As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on November 21, 2017 we entered into the Credit Agreement that provides for a $200.0 million revolving credit facility and a letter of credit sub-facility. We have an option to increase the commitments under the New Credit Facility by up to an additional $100.0 million. On July 2, 2018, we exercised our option under the New Credit Agreement to increase the commitments to $300.0 million. The New Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty.
Depending on the type of borrowing, loans under the New Credit Facility bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0.00% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the New Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. A 50 basis point increase or decrease in interest rates may impact our interest expense for the year ended December 31, 2018 by approximately $0.7 million.
In October 2018, we issued the Notes with an aggregate principal amount of $150.0 million (see Note 19, Borrowings & Credit Arrangements). The Notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock.
We had cash, cash equivalents and short-term investments totaling $280.4 million and $265.3 million at December 31, 2018 and 2017, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated debt mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, capital expenditures, working capital requirements and general corporate purposes. We do not enter into these investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce our future investment income. A 50 basis point increase or decrease in short term rates may impact our interest income for the year ended December 31, 2018 by approximately $0.8 million.
Credit Risk. As of December 31, 2018 and 2017, we have accounts receivable of $164.8 million and $135.7 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances historically have not been material. No single client owed more than 10% of accounts receivable balance as on December 31, 2018 and 2017.

ITEM 8.    Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at Item 15. "Exhibits and Financial Statement Schedules.”

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of December 31, 2018, were effective.
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
Deloitte & Touche LLP, an independent registered public accounting firm, is retained to audit the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board.
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

Our management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2018. See Deloitte & Touche LLP's accompanying report on their audit of our internal controls over financial reporting.

We acquired SCIOinspire Holdings Inc. ("SCIO") on July 1, 2018, as discussed in Note 10 to the consolidated financial Statements. As permitted by the SEC staff’s Frequently Asked Question 3 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), our management excluded from our assessment of internal control over financial reporting effectiveness as of December 31, 2018, SCIO’s internal control over financial reporting associated with consolidated total assets of 24.2%, and consolidated total revenues of 4.5%, included in our consolidated financial statements as of and for the year ended December 31, 2018. We will include SCIO in our assessment of the effectiveness of internal control over financial reporting starting fiscal 2019.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
None.

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance
Code of Ethics.
We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our code of conduct and ethics can be found posted in the investor relations section on our website at http://ir.exlservice.com/corporate-governance. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of conduct and ethics by posting such information on our website at the address and the location specified above.
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our Board of Directors”, “Our Executive Officers” and “Corporate Governance — Committees — Audit Committee”, “— Committees — Nominating and Governance Committee” and “— Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year end of December 31, 2018.

ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis”, “— Compensation Committee Report”, “— Summary Compensation Table for Fiscal Year 2018”, “— Grants of Plan-Based Awards Table for Fiscal Year 2018”, “Outstanding Equity Awards at Fiscal 2018 Year-End”, “Option Exercises and Stock Vested During Fiscal Year 2018”, “— Pension Benefits for Fiscal Year 2018”, “— Potential Payments upon Termination or Change in Control at Fiscal 2018 Year-End”, “— Director Compensation for Fiscal Year 2018”, “— Risk and Compensation Policies” and “Corporate Governance —Compensation Committee Interlocks and Insider Participation”.

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
Financial statement schedules have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.

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

Date: February 28, 2019	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	February 28, 2019
Rohit Kapoor

/S/ GAREN K. STAGLIN	Chairman of the Board	February 28, 2019
Garen K. Staglin

/S/ VISHAL CHHIBBAR	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
Vishal Chhibbar

/S/ ANNE MINTO	Director	February 28, 2019
Anne Minto

/S/ CLYDE W. OSTLER	Director	February 28, 2019
Clyde W. Ostler

/S/ DAVID B. KELSO	Director	February 28, 2019
David B. Kelso

/S/ DEBORAH KERR	Director	February 28, 2019
Deborah Kerr

/S/ NITIN SAHNEY	Director	February 28, 2019
Nitin Sahney

/S/ SOM MITTAL	Director	February 28, 2019
Som Mittal

/S/ JAYNIE M. STUDENMUND	Director	February 28, 2019
Jaynie M. Studenmund

/S/ VIKRAM S. PANDIT	Director	February 28, 2019
Vikram S. Pandit

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

2.2*
Agreement of Merger, dated April 28, 2018, by and among ExlService.com, LLC, ExlService Cayman Merger Sub, and SCIOInspire Holdings Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on May 1, 2018).

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

4.2
Indenture, dated as of October 4, 2018, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 4, 2018).

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

10.6+
ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed July 28, 2006).

10.7+
Form of Non-Qualified Stock Option Agreement under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.32 of Amendment 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed October 4, 2006).

10.8+
ExlService Holdings, Inc. 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.38 of Amendment 6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed October 17, 2006).

10.9+
Form of Non-Qualified Stock Option Agreement under the 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.39 of Amendment 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed October 4, 2006).

10.10+
Amendment to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.43 of Amendment 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed October 4, 2006).

10.11+
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

10.13+
Form of Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on May 1, 2014).

10.14+
ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 25, 2015).

10.15+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 27, 2016).

10.16+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan “(incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on March 15, 2017).

10.17+	ExlService Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.18+
Form of Restricted Stock Unit Agreement (U.S. Executive Officers Combined) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.19+
Form of Restricted Stock Unit Agreement (International Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.20+
Form of Restricted Stock Unit Agreement (Directors) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.21
Credit Agreement, dated as of October 24, 2014, among ExlService Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent and co-lead arranger, Citibank, N.A., as co-lead arranger, and the other Loan Parties and Lenders thereto (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 27, 2015).

10.22
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

10.23
Credit Agreement, dated as of November 21, 2017, among ExlService Holdings, Inc., the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent, Citibank, N.A. and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 27, 2018).

10.24	First Amendment to Credit Agreement, dated as of July 2, 2018, by and among the Company and the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent.

10.25
Second Amendment to Credit Agreement, dated as of October 1, 2018, by and among the Company and the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 4, 2018).

10.26
Investment Agreement, dated as of October 1, 2018, by and between the Company and Orogen Echo LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 4, 2018).

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Extension Presentation Linkbase**

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
+Indicates management contract or compensatory plan required to be filed as an Exhibit.

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ExlService Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ExlService Holdings, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2019

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ExlService Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ExlService Holdings, Inc. (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at SCIOinspire Holdings, Inc., which was acquired on July 1, 2018 and whose financial statements constitute 24.2% of total assets and 4.5% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at SCIOinspire Holdings, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ExlService Holdings, Inc. (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2002 to 2017.

New York, New York
February 27, 2018, except for Note 27, as to which the date is February 28, 2019

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$95,881	$86,795
Short-term investments	184,489	178,479
Restricted cash	5,608	3,674
Accounts receivable, net	164,752	135,705
Prepaid expenses	11,326	9,781
Advance income tax, net	9,639	8,801
Other current assets	28,240	29,582
Total current assets	499,935	452,817
Property and equipment, net	73,510	66,757
Restricted cash	2,642	3,808
Deferred tax assets, net	6,602	9,280
Intangible assets, net	95,495	48,958
Goodwill	349,984	204,481
Other assets	31,015	36,369
Investment in equity affiliate	2,753	3,000
Total assets	$1,061,936	$825,470
Liabilities and equity
Current liabilities:
Accounts payable	$5,653	$5,918
Current portion of long-term borrowings	21,423	10,318
Deferred revenue	7,722	10,716
Accrued employee costs	54,893	55,664
Accrued expenses and other current liabilities	64,169	61,366
Income taxes payable	1,012	—
Current portion of capital lease obligations	223	267
Total current liabilities	155,095	144,249
Long term borrowings	263,241	50,391
Capital lease obligations, less current portion	315	331
Income taxes payable	—	13,557
Deferred tax liabilities, net	8,445	695
Other non-current liabilities	16,521	16,202
Total liabilities	443,617	225,425
Commitments and contingencies (Refer to Note 26)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,850,544 shares issued and 34,222,476 shares outstanding as of December 31, 2018 and 36,790,751 shares issued and 33,888,733 shares outstanding as of December 31, 2017	38	37
Additional paid-in capital	364,179	322,246
Retained earnings	484,244	427,064
Accumulated other comprehensive loss	(83,467)	(45,710)
Total including shares held in treasury	764,994	703,637
Less: 3,628,068 shares as of December 31, 2018 and 2,902,018 shares as of December 31, 2017, held in treasury, at cost	(146,925)	(103,816)
Stockholders' equity	618,069	599,821
Non-controlling interest	250	224
Total equity	618,319	600,045
Total liabilities and equity	$1,061,936	$825,470
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2018	2017(2)	2016(2)
Revenues, net	$883,112	$762,310	$685,988
Cost of revenues(1)(2)	584,855	495,142	447,718
Gross profit(1)	298,257	267,168	238,270
Operating expenses:
General and administrative expenses(2)	116,202	102,515	88,616
Selling and marketing expenses(2)	63,612	53,379	50,579
Depreciation and amortization	48,566	38,549	34,580
Impairment charges	20,056	—	—
Total operating expenses(2)	248,436	194,443	173,775
Income from operations	49,821	72,725	64,495
Foreign exchange gain, net	4,787	2,839	5,597
Interest expense	(7,227)	(1,889)	(1,343)
Other income, net(2)	12,989	11,359	15,135
Income before income tax expense	60,370	85,034	83,884
Income tax expense	3,397	36,146	22,151
Loss from equity-method investment	247	—	—
Net income attributable to ExlService Holdings, Inc. stockholders	$56,726	$48,888	$61,733
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.65	$1.44	$1.84
Diluted	$1.62	$1.39	$1.79
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	34,451,008	33,897,916	33,566,367
Diluted	35,030,984	35,110,210	34,563,319

(1) Exclusive of depreciation and amortization.
(2) Adjusted pursuant to adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. Refer to Note 21 and Note 27 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2018	2017	2016
Net income	$56,726	$48,888	$61,733
Other comprehensive (loss)/income:
Unrealized (loss)/gain on effective cash flow hedges, net of taxes ($3,888), $5,821 and $1,734, respectively	(10,031)	13,981	3,395
Foreign currency translation (loss)/gain	(25,700)	18,894	(9,236)
Retirement benefits, net of taxes $44, $164 and ($204), respectively	338	1,109	(439)
Reclassification adjustments
(Gain)/loss on cash flow hedges, net of taxes ($915), ($2,110) and ($1,190), respectively(1)	(2,234)	(4,789)	(1,479)
Retirement benefits, net of taxes ($23), $104 and $63, respectively(2)	(130)	152	27
Total other comprehensive (loss)/income	$(37,757)	$29,347	$(7,732)
Total comprehensive income	$18,969	$78,235	$54,001

(1)
These are reclassified to net income and are included either in cost of revenue or operating expenses, as applicable in the consolidated statements of income. Refer to Note 18 to the consolidated financial statements.

(2)	These are reclassified to net income and are included in other income, net in the consolidated statements of income. Refer to Note 21 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2016	34,781,201	$35	$254,052	$320,989	$(67,325)	(1,689,978)	$(42,159)	$179	$465,771
Stock issued, stock-based compensation plans	918,618	1	6,498	—	—	—	—	—	6,499
Stock-based compensation	—	—	19,770	—	—	—	—	—	19,770
Excess tax benefit from stock based compensation	—	—	4,326	—	—	—	—	—	4,326
Acquisition of treasury stock		—	—	—	—	(381,732)	(18,203)	—	(18,203)
Non-controlling interest	—	—	—	—	—	—	—	14	14
Other comprehensive loss	—	—	—	—	(7,732)	—	—	—	(7,732)
Net income	—	—	—	61,733	—	—	—	—	61,733
Balance as of December 31, 2016	35,699,819	$36	$284,646	$382,722	$(75,057)	(2,071,710)	$(60,362)	$193	$532,178
Impact on adoption of ASU No. 2016-09*	—	—	5,999	(4,546)	—	—	—	—	1,453
Balance as of January 1, 2017	35,699,819	36	290,645	378,176	(75,057)	(2,071,710)	(60,362)	193	533,631
Stock issued, stock-based compensation plans	1,090,932	1	8,560	—	—	—	—	—	8,561
Stock-based compensation	—	—	23,041	—	—	—	—	—	23,041
Acquisition of treasury stock	—	—	—	—	—	(830,308)	(43,454)	—	(43,454)
Non-controlling interest	—	—	—	—	—	—	—	31	31
Other comprehensive income	—	—	—	—	29,347	—	—	—	29,347
Net income	—	—	—	48,888	—	—	—	—	48,888
Balance as of December 31, 2017	36,790,751	$37	$322,246	$427,064	$(45,710)	(2,902,018)	$(103,816)	$224	$600,045
Impact of adoption of Topic 606**	—	—	—	454	—	—	—	—	454
Balance as of January 1, 2018	36,790,751	37	322,246	427,518	(45,710)	(2,902,018)	(103,816)	224	600,499
Stock issued, stock-based compensation plans	990,334	1	1,397	—	—	—	—	—	1,398
Stock issued, business acquisition	69,459	—	4,080	—	—	—	—	—	4,080
Stock-based compensation	—	—	23,901	—	—	—	—	—	23,901
Acquisition of treasury stock	—	—	—	—	—	(726,050)	(43,109)	—	(43,109)
Allocation of equity component related to the convertible senior notes, net of tax and issuance costs	—	—	12,555	—	—	—	—	—	12,555
Non-controlling interest	—	—	—	—	—	—	—	26	26
Other comprehensive loss	—	—	—	—	(37,757)	—	—	—	(37,757)
Net income	—	—	—	56,726	—	—	—	—	56,726
Balance as of December 31, 2018	37,850,544	$38	$364,179	$484,244	$(83,467)	(3,628,068)	$(146,925)	$250	$618,319

* Refer to Note 2(p) to the consolidated financial statements for details.
** Refer to Note 2(d) to the consolidated financial statements for details.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2018	2017(1)	2016(1)
Cash flows from operating activities:
Net income	$56,726	$48,888	$61,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,719	38,984	34,580
Stock-based compensation expense	23,901	23,041	19,770
Unrealized gain on short term investments	(7,696)	—	—
Unrealized foreign exchange (gain)/loss, net	(8,620)	1,523	(1,001)
Deferred income tax (benefit)/expense	(625)	731	(3,384)
Impairment charges	20,056	—	—
Excess tax benefit from stock-based compensation	—	—	(4,326)
Change in fair value of earn-out consideration	—	—	(4,060)
Allowance for doubtful accounts receivable	(573)	2,816	—
Loss from equity-method investment	247	—	—
Others, net	903	252	(107)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,046)	(20,482)	(18,062)
Prepaid expenses and other current assets	(4,509)	218	(5,421)
Accounts payable	(360)	1,706	(2,628)
Deferred revenue	(4,929)	(6,625)	5,726
Accrued employee costs	1,272	6,391	5,304
Accrued expenses and other liabilities	(1,084)	6,903	9,080
Advance income tax, net	(14,147)	11,037	437
Other assets	(6,800)	(2,224)	4,754
Net cash provided by operating activities(1)	92,435	113,159	102,395

Cash flows from investing activities:
Purchase of property and equipment	(40,437)	(35,154)	(25,850)
Investment in equity affiliate	—	(3,000)	—
Business acquisition (net of cash acquired)	(231,829)	(23,300)	(28,666)
Purchase of investments	(133,434)	(402,721)	(182,471)
Proceeds from redemption of investments	128,208	241,439	182,320
Net cash used for investing activities	(277,492)	(222,736)	(54,667)

Cash flows from financing activities:
Principal payments on capital lease obligations	(152)	(174)	(348)
Proceeds from borrowings	246,614	60,574	—
Repayments of borrowings	(155,209)	(45,192)	(25,000)
Proceeds from convertible notes	149,000	—	—
Payment of debt issuance costs	(762)	(790)	—
Acquisition of treasury stock	(43,109)	(43,454)	(18,203)
Proceeds from exercise of stock options	1,397	8,561	6,499
Excess tax benefit from stock-based compensation	—	—	4,326
Net cash provided by/(used for) financing activities	197,779	(20,475)	(32,726)
Effect of exchange rate changes on cash, cash equivalents and restricted cash(1)	(2,868)	3,935	(5,122)
Net increase/(decrease) in cash, cash equivalents and restricted cash(1)	9,854	(126,117)	9,880
Cash, cash equivalents and restricted cash at beginning of year(1)	94,277	220,394	210,514
Cash, cash equivalents and restricted cash at end of year(1)	$104,131	$94,277	$220,394

Supplemental disclosure of cash flow information:
Restricted common stock issued for business acquisition	$4,080	$—	$—
Cash paid for interest	$4,725	$1,122	$1,178
Cash paid for taxes, net of refund	$18,508	$19,128	$15,667
Assets acquired under capital lease	$277	$301	$334
(1) Adjusted pursuant to adoption of ASU 2016-18, Statements of Cash Flows, Restricted Cash. Refer to Note 8 and Note 27 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(In thousands, except share and per share amounts)
1. Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries and affiliates (collectively, the “Company”), operates in the Business Process Management (“BPM”) industry providing operations management services and analytics services that help businesses enhance revenue growth and improve profitability. Using its proprietary platforms, methodologies and tools, the Company looks deeper to help companies improve global operations, enhance data-driven insights, increase customer satisfaction, and manage risk and compliance. The Company’s clients are located principally in the United States of America (“U.S.”) and the United Kingdom (“U.K.”).

2. Summary of Significant Accounting Policies

(a)	Basis of Preparation and Principles of Consolidation
The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of ExlService Holdings and all of its subsidiaries and includes the Company's share in the results of its associates.
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

Non-controlling interest is the equity in a subsidiary not attributable, directly or indirectly, to the parent and it represents the minority partner’s interest in the operations of ExlService Colombia S.A.S. Non-controlling interest consists of the amount of such interest at the date of obtaining control over the subsidiary, and the non-controlling interest's share of changes in equity since that date. The non-controlling interests in the operations for the years ended December 31, 2018, 2017 and 2016 were insignificant and is included under general and administrative expenses in the consolidated statements of income.

(b)	Use of Estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the consolidated financial statements include, but are not limited to, allowance for doubtful receivables, expected recoverability from customers with contingent fee arrangements, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, depreciation and amortization periods, purchase price allocation, recoverability of long-term assets including goodwill and intangibles, and estimated costs to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
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

Adoption of Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2014-09 Topic 606, Revenue from Contracts with Customers (“Topic 606”)
On January 1, 2018, the date of initial application, the Company adopted Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings, resulting in an increase of $454, primarily due to new contract acquisition costs. The initial application scopes in those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under Topic 606. The prior period consolidated financial statement have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. The key area impacted upon adoption of Topic 606 relates to the accounting for sales commissions costs. Specifically, under Topic 606 a portion of sales commission costs have been recorded as an asset and recognized as an operating expense on a straight-line basis over the expected period of benefit. Prior to adoption, the Company was expensing sales commission costs as incurred.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

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

iv.
Revenues from reimbursement optimization services having contingent fee arrangements are recognized by the Company at the point in time when a performance obligation is satisfied, which is when it identifies an overpayment claim and the overpaid amount is acknowledged by its customers. In such contracts, the Company’s consideration is contingent upon the actual collections made by its customers and subsequent potential retractions from providers. Based on guidance on “variable consideration” in Topic 606, the Company uses its historical experience and projections to determine the expected recoveries from its customers and recognizes revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such changes are identified.

Unbilled receivables represent revenues recognized for services rendered between the last billing date and the balance sheet date. Unbilled receivables also include revenues recognized from reimbursement optimization services when the Company identifies an overpayment claim and the same is acknowledged by its customers, however not invoiced at the balance sheet date. Accordingly, amounts for services that the Company has performed and for which an invoice has not yet been issued to the customers are presented as a part of contract assets as accounts receivable.
The Company recognizes billings in excess of revenues recognized as deferred revenues until revenue recognition criteria as per ASC 606 is met. Client prepayments (even if nonrefundable) are deferred and recognized over future periods as services are delivered or performed. The company also has deferred revenue attributable to certain process transition activities, with respect to its customers where such activities do not represent separate performance obligations. Revenues related to such transition activities are contract liabilities classified under “Deferred Revenue” and “Other Non-current liabilities”, based on their expected recognition, in the Company's consolidated balance sheets and subsequently recognized ratably over the period in which the related services are performed. Costs related to transition activities are contract fulfillment costs, and thereby classified under “Other Current Assets” and “Other Assets” in the consolidated balance sheets, and are recognized ratably over the estimated expected period of benefit, under Cost of Revenues in the consolidated statements of income.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

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
Reimbursements of out-of-pocket expenses received from clients are included as part of revenues. Reimbursements of out-of-pocket expenses included in revenues were $20,796, $17,982 and $21,812 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Practical expedients and exemptions
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

(e)	Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Pursuant to the Company’s investment policy, surplus funds are invested in highly-rated debt mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds.
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registration and for demands against pending income tax assessments (refer Note 8 to the consolidated financial statements for details). These deposits with banks have maturity dates

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

after December 31, 2019. Restricted cash presented under current assets represents funds held on behalf of clients in dedicated bank accounts.
Effective January 1, 2018, the Company adopted ASU No. 2016-18, Statements of Cash Flows ("Topic 230"), Restricted Cash. Pursuant to this adoption, for purposes of the statements of cash flows, the Company includes in its cash and cash-equivalent balances those amounts that have been classified as restricted cash and restricted cash equivalents for each period presented.

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

The Company's mutual fund investments are in debt and money market funds which invest in instruments of various maturities in India. These investments are accounted for in accordance with the fair value option under Financial Accounting Standard Board Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, (“Topic 825”) and change in fair value is included in interest and other income. The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold or disposed and is included in interest and other income.

(g)	Accounts Receivable
Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of the accounts receivable aging and prior collection experience, current market conditions, clients’ financial condition and the amounts of receivables in dispute to ascertain the ultimate collectability of these receivables. As of December 31, 2018 and 2017, the Company had $956 and $2,923, respectively, of allowance for doubtful accounts.
Accounts receivable include unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts. As of December 31, 2018 and 2017, the Company had $63,952 and $49,125, respectively, of unbilled accounts receivable.

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
Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization on equipment held under capital leases and leasehold improvements are computed using the straight-line method over the shorter of the asset's estimated useful lives or the lease term.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Useful Lives (in years)
Assets:
Network equipment and computers	3-5
Software	3-5
Leasehold improvements	3-8
Office furniture and equipment	3-8
Motor vehicles	2-5
Buildings	30

(i)	Software Development Costs

The Company capitalizes certain costs related to the development or enhancements to existing software products to be sold, leased or otherwise marketed and / or used for internal use. The Company begins to capitalize costs to develop or enhance software when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred and recorded within “general and administrative expenses” in the Company’s consolidated statements of income. The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.

Annual amortization of internally developed software products is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be up to 5 years from the date the product became available for use.

(j)	Business Combinations, Goodwill and Other Intangible Assets

ASC Topic 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is re-measured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Under ASC 350 all assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under general and administrative expenses.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased in a business combination. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. The Company undertakes studies to determine the fair values of assets and liabilities acquired and allocate purchase consideration to assets and liabilities, including property and equipment, goodwill and other identifiable intangibles. The Company examines the carrying value of the goodwill annually in the fourth quarter, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. The Company tests for goodwill impairment at the reporting unit level, as that term is defined in US GAAP. Refer to Note 10 for discussion of the Company's goodwill impairment testing. As stated in Note 2(x), we adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, during 2018 in conjunction with our goodwill impairment assessment.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The quantitative goodwill impairment test involves a comparison of the fair value of a reporting unit with its carrying amount. The fair value of the reporting unit is measured using the income approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within each reporting unit. The variables within the discount rate, many of which are outside of the Company’s control, provide the Company’s best estimate of all assumptions applied within the DCF model.

Determining fair value requires the exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. There can be no assurance that operations will achieve the future cash flows reflected in the projections. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized, if any, in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Goodwill of a reporting unit is tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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
Investments in equity affiliate are initially recorded at cost and any excess cost over proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill. The proportionate share of net income or loss of the investee is recognized in the consolidated statements of income. The Company periodically reviews the carrying value of its investment to determine if there has been any other than temporary decline in carrying value. The investment balance for an investee is increased or decreased for cash contribution and distributions to or from, respectively.

(l)	Impairment of Long-lived Assets
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company derives the required undiscounted cash flow estimates from its historical experience and its internal business plans. To determine fair value, the Company uses its internal cash flow estimates

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

discounted at an appropriate discount rate and independent appraisals, as appropriate. The impairment amount to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company determines fair value by using a discounted cash flow approach.
(m)Derivative Financial Instruments
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
The Company hedges forecasted transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The Company early adopted ASU No. 2017-12, Derivative and Hedging ("Topic 815"), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded in the consolidated statements of income along with the underlying hedged item in the same line as either part of “Cost of revenue”, “General and administrative expenses”, “Selling and marketing expenses”, “Depreciation and amortization”, as applicable.
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

(n)	Borrowings
The Company accounts for convertible notes in accordance with the guidelines established by the ASC 470-20, Debt with Conversion and Other Options. The Company separates the Notes into liability and equity components. The Beneficial Conversion Feature ("BCF") of a convertible note, which is the equity component and recorded as additional paid-in capital, is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued.
If a convertible note is within the scope of the Cash Conversion Subsections and contains embedded features other than the embedded conversion option, the guidance in ASC 815-15, Derivatives and Hedging - Embedded Derivatives (ASC 815-15), is applied to determine if any of those features must be separately accounted for as a derivative instrument.
The estimated fair value of the liability component at issuance is determined using a discounted cash flow technique, which considers debt issuances with similar features of the Company’s convertible notes, excluding the conversion feature. The excess of the gross proceeds received over the estimated fair value of the liability component is allocated to the BCF, which is credited to additional paid-in-capital, with a corresponding offset recognized as a discount to reduce the net carrying value of the convertible notes. The discount is amortized to interest expense over the expected term of the convertible notes using the effective interest method.

(o)	Employee Benefits
Contributions to defined contribution plans are charged to the consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

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
Effective January 1, 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits ("Topic 715"), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. Pursuant to this, the Company retrospectively included only the service cost component of the net periodic benefit cost in the same line item or items on the 2017 and 2016 consolidated statements of income as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”. Refer to Note 21 and Note 27 to the consolidated financial statements for details.

(p)	Stock-Based Compensation
The Company recognizes stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. The Company recognizes these compensation costs over the requisite service period of the award. Forfeitures are accounted when the actual forfeitures occur.
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), which was adopted by the Company's stockholders on June 15, 2018, which replaces and supersedes the 2015 Amendment and Restatement of the Company’s 2006 Omnibus Award Plan (the “ Prior Plan”) and is effective upon the date approved by the Company’s stockholders, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest based on a revenue target (“PU”) at the end of a three-year period. The remaining 50% vest based on a market condition (“MUs”) that is contingent on meeting or exceeding the Company's total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of both targets.
The fair value of each PU was determined based on the market price of one common share of the Company on the day prior to the date of grant, and the associated compensation expense was calculated on the basis that performance targets to receive 100% of the PUs are probable of being achieved. The compensation expense for the PUs is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PUs as of December 31, 2018 was based on the Company's assessment of performance criteria for these grants that would most likely be met during the respective years of vesting against the targeted performance level.
The grant date fair value for the MUs was determined using a Monte Carlo simulation model and the related compensation expense is expensed on a straight-line basis over the vesting period. All compensation expense related to the MUs will be recognized if the requisite performance period is fulfilled, even if the market condition is not achieved.
In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation ("Topic 718"). ASU No. 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the Statements of Cash Flows. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this ASU effective January 1, 2017. The following summarizes the effects of the adoption on the Company's consolidated financial statements:
Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the consolidated statements of income. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for the years ended December 31, 2018 and 2017 in the amounts of $7,227 and $9,797, respectively, related to excess tax benefits. No adjustment is recorded for any windfall benefits previously recorded in Additional Paid-In Capital.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

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

Statements of Cash Flows - The Company historically accounted for excess tax benefits on the statements of cash flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company has elected to adopt this portion of the standard on a prospective basis beginning in 2017 and accordingly prior periods have not been adjusted.
Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share. Effective January 1, 2018, the Company adopted ASU No. 2017-09, Scope of Modification Accounting. Pursuant to this, the Company applied modification accounting upon changes to the terms or conditions of share-based payment awards. Modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The adoption does not have any material effect on the Company’s consolidated financial statements.

(q)	Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. The deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statements of income in the period in which the change is identified. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company establishes provisions for uncertain tax provisions and related interest and penalties when the Company believes those tax positions are not more likely than not of being sustained, if challenged.

(r)	Financial Instruments and Concentration of Credit Risk
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

(s)	Lease Obligations

Leases under which the Company assumes substantially all risks and rewards of the ownership are classified as capital lease. When acquired, such assets are capitalized at fair value or present value of minimum committed lease payments at the inception of the lease, whichever is lower.

The Company leases its office facilities under non-cancellable operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on the Company’s balance sheet. Lease payments under operating lease are recognized as an expense on a straight line basis in the consolidated statements of income over the lease term.

(t)	Government Grants
Government grants related to income are recognized as a reduction of expenses in the consolidated statements of income when there is a reasonable assurance that the entity will comply with the conditions attached to the grant and that the grants will be received.

(u)	Earnings per share
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

(v)	Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

(w)	Recent Accounting Pronouncements
In February 2016, FASB issued ASU No. 2016-02, Leases ("Topic 842"), which requires the identification of arrangements that should be accounted for as leases. In general, lease arrangements exceeding a twelve month term should be recognized as assets with corresponding liabilities on the balance sheet of the lessee. Most prominent among the changes in the ASU is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP, while accounting for finance leases remains substantially unchanged. Under the ASU, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. The ASU will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated statements of income and consolidated statements of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.
In July 2018, FASB issued ASU No. 2018-11, Leases ("Topic 842"), which provide entities with an additional (and optional) transition method to adopt the new leasing standard. Under this new transition method, an entity initially applies the new leasing standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leasing standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company is availing the relief provided in the ASU by changing the date of initial application to the beginning of the period of adoption and has also elected not to recast its comparative periods presented in the financial statements in which it adopts the new leasing

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

standard and will continue to be in accordance with current GAAP (Topic 840, Leases). The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.
Adoption of the ASU will result in the recognition of additional ROU assets and lease liabilities for operating leases of approximately $81,000 and $90,000, respectively as of January 1, 2019.
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
In June 2018, FASB issued ASU No. 2018-07, Compensation-Stock Compensation ("Topic 718"): Improvements to Non-employee Share-Based Payment Accounting. This ASU involves several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The amendments in this ASU affect all entities that enter into share-based payment transactions for acquiring goods and services from non-employees. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this ASU is not expected to have any material effect on the Company’s consolidated financial statements.
In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement ("Topic 820"): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The adoption of this ASU is not expected to have any material effect on the Company’s consolidated financial statements.
In August 2018, FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General ("Subtopic 715-20"): Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. An entity is permitted to early adopt this Update. The adoption of this ASU is not expected to have any material effect on the Company’s consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software ("ASC Subtopic 350-40"): This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in ASC Subtopic 350-40 on internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU No. 2018-15 also provides guidance on amortization and impairment of any costs capitalized, along with new presentation and disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted and both prospective and retrospective transition methods are allowed. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In October 2018, FASB issued ASU No. 2018-17, Consolidation ("ASC 810") - Targeted Improvements to Related Party Guidance for Variable Interest Entities: This ASU aligns the requirements for indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. Accordingly, the amendments in this ASU for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP).The new

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

guidance is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted and the amendment should be applied through a retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
(x) Recently Adopted Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09 ("Topic 606"), Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in ASC No. 605, Revenue Recognition ("Topic 605"), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Refer to Note 5 to the consolidated financial statements for details.
In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments apply to all entities that are required to present a statements of cash flows under Topic 230. The amendments are an improvement to US GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the presentation of its consolidated statements of cash flows.
In November 2016, FASB issued ASU No. 2016-18, Statements of cash flows ("Topic 230") - Restricted cash. The amendments apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this update require that a statements of cash flows should explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. Early adoption is permitted with an adjustment reflected as of the beginning of the fiscal year in which the amendment is adopted. The Company has adopted the guidance retrospectively to each period presented. Refer to Note 8 and Note 27 to the consolidated financial statements for details.
In January 2017, FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other ("Topic 350") - Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017 and should be applied prospectively. Effective January 1, 2018, the Company has adopted the guidance prospectively. The adoption does not have any material effect on its consolidated financial statements.
In March, 2017, FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The ASU amends ASC No. 715, Compensation - Retirement Benefits, to require employers that present a measure of operating income in their statements of income to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The update also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those annual periods and should be applied using a retrospective transition method to each period presented. The Company has adopted the guidance retrospectively to each period presented. Refer to Note 21 and Note 27 to the consolidated financial statements for details.
In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation ("Topic 718"): Scope of Modification Accounting. This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied prospectively to

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

an award modified on or after the adoption date. The Company has adopted the guidance effective January 1, 2018. The adoption does not have any material effect on its consolidated financial statements.
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
The Company presents information for the following reportable segments:

•	Insurance

•	Healthcare

•	Travel, Transportation and Logistics (“TT&L”)

•	Finance and Accounting (“F&A”)

•	Analytics, and

•	All Other (consisting of the Company's remaining operating segments which are the Banking and Financial Services, Utilities and Consulting operating segments).
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

Revenues and cost of revenues for each of the years ended December 31, 2018, 2017 and 2016, for each of the reportable segments, are as follows:

	Year ended December 31, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$258,144	$84,391	$70,237	$97,941	$87,109	$285,290	$883,112
Cost of revenues(1)	174,921	66,768	41,066	59,155	58,341	184,604	584,855
Gross profit(1)	$83,223	$17,623	$29,171	$38,786	$28,768	$100,686	$298,257
Operating expenses							248,436
Foreign exchange gain, interest expense and other income, net							10,549
Income tax expense							3,397
Loss from equity-method investment							247
Net income							$56,726

	Year ended December 31, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$234,794	$77,013	$70,951	$86,527	$83,082	$209,943	$762,310
Cost of revenues(1)(2)(3)	159,433	49,412	41,337	51,362	56,638	136,960	495,142
Gross profit(1)(2)(3)	$75,361	$27,601	$29,614	$35,165	$26,444	$72,983	$267,168
Operating expenses(2)(3)							194,443
Foreign exchange gain, interest expense and other income, net(2)(3)							12,309
Income tax expense							36,146
Net income							$48,888

	Year ended December 31, 2016
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$206,327	$68,656	$69,366	$79,416	$96,489	$165,734	$685,988
Cost of revenues(1)(3)	146,151	44,060	41,923	48,258	61,019	106,307	447,718
Gross profit(1)(3)	$60,176	$24,596	$27,443	$31,158	$35,470	$59,427	$238,270
Operating expenses(3)							173,775
Foreign exchange gain, interest expense and other income, net(3)							19,389
Income tax expense							22,151
Net income							$61,733
(1) Exclusive of depreciation and amortization.
(2) The Company early adopted ASU No. 2017-12, Derivative and Hedging ("Topic 815"), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded along with the underlying hedged item in the same line as either part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, and "Depreciation and amortization”, as applicable. Refer to Note 18 to the consolidated financial statements for details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

(3) Effective January 1, 2018, the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. Pursuant to this, the Company retrospectively included only the service cost component of the net periodic benefit cost in the same line item or items on the 2017 and 2016 consolidated statements of income as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial (gain)/loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”. Refer to Note 21 and Note 27 to the consolidated financial statements for details.

Revenues, net of the Company by service type, were as follows:

	Year ended December 31,
	2018	2017	2016
BPM and related services(1)	$597,822	$552,367	$520,254
Analytics services	285,290	209,943	165,734
Total	$883,112	$762,310	$685,988

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and the consulting operating segment, which provides services related to operations management services. Refer to segment disclosure above.
The Company attributes the revenues to regions based upon the location of its customers.

	Year ended December 31,
	2018	2017	2016
Revenues, net
United States	$732,589	$626,336	$554,945
Non-United States
United Kingdom	114,515	108,640	109,905
Rest of World	36,008	27,334	21,138
Total Non-United States	$150,523	$135,974	$131,043
	$883,112	$762,310	$685,988
Property and equipment, net by geographic area, were as follows:

	As of
	December 31, 2018	December 31, 2017
Property and equipment, net
India	$36,152	$39,143
United States	28,254	16,371
Philippines	5,985	8,217
Rest of World	3,119	3,026
	$73,510	$66,757

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

4. Quarterly Financial Data (Unaudited)
Summarized quarterly results for the years ended December 31, 2018 and 2017 are as follows:

	Three months ended 2018				Year ended
	March 31	June 30	September 30	December 31	December 31, 2018

Revenues, net	$206,973	$210,112	$231,124	$234,903	$883,112
Gross profit(1)	$68,872	$70,463	$78,967	$79,955	$298,257
Net income	$23,158	$14,462	$15,249	$3,857	$56,726
Earnings per share:
Basic	$0.67	$0.42	$0.44	$0.11	$1.65
Diluted	$0.66	$0.41	$0.43	$0.11	$1.62
Weighted-average number of shares used in computing earnings per share:
Basic	34,446,265	34,511,777	34,458,520	34,388,025	34,451,008
Diluted	35,302,926	35,142,388	35,207,991	34,921,388	35,030,984

Stock compensation expense	$5,074	$6,893	$5,344	$6,590	$23,901
Amortization of intangibles	$3,947	$3,761	$6,718	$5,951	$20,377

	Three months ended 2017				Year ended
	March 31	June 30	September 30	December 31	December 31, 2017

Revenues, net	$183,033	$189,057	$192,345	$197,875	$762,310
Gross profit(1)(2)(3)	$63,961	$65,323	$69,268	$68,616	$267,168
Net income/(loss)	$16,788	$20,378	$21,077	$(9,355)	$48,888
Earnings/(loss) per share:
Basic(4)	$0.50	$0.60	$0.62	$(0.27)	$1.44
Diluted(4)	$0.48	$0.58	$0.60	$(0.27)	$1.39
Weighted-average number of shares used in computing earnings per share:
Basic(4)	33,845,560	33,819,320	33,838,374	34,086,711	33,897,916
Diluted(4)	35,108,882	34,993,226	35,043,987	34,086,711	35,110,210

Stock compensation expense	$5,956	$5,107	$5,708	$6,270	$23,041
Amortization of intangibles	$3,498	$3,507	$3,487	$3,483	$13,975

(1) Exclusive of depreciation and amortization.

(2) During the quarter ended December 31, 2017, the Company early adopted ASU No. 2017-12, Derivative and Hedging ("Topic 815"), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption effective January 1, 2017, the Company recorded settlement gain/(loss) on cash flow hedges in cost of revenues and operating expenses, as applicable, in the consolidated statements of income for each of the quarters of 2017. Refer Note 18 for further details.

(3) Effective January 1, 2018, the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. Pursuant to this, the Company retrospectively included only the service cost component of the net periodic benefit cost in the same line item or items on the 2017 and 2016 consolidated statements of income as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”.

(4) Total of quarterly basic and diluted earnings per share and weighted average number of shares used in computing earnings per share will not be equal to year end basic and diluted earnings per share and weighted average number of shares used in computing earnings per share, respectively. For the quarter ended December 31, 2017, nil weighted average common shares were considered anti-dilutive and not included in computing diluted earnings per share.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

5. Revenues, net

Adoption of ASU No. 2014-09 Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method and applied its guidance to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The Company recorded a net addition to opening retained earnings of $454 as of January 1, 2018 due to the cumulative impact of adopting Topic 606, primarily due to contract acquisition costs.
The adoption of Topic 606 did not have a significant impact on the measurement or recognition of revenues during year ended December 31, 2018.
Refer to Note 3 to the consolidated financial statements for revenues disaggregated by reportable segments and geography.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	December 31, 2018	December 31, 2017
Accounts receivable, net	$164,752	$135,705
Contract assets	$5,445	$2,643
Contract liabilities
Deferred revenue (advance payments portion)	$6,345	$9,311
Consideration received from customer for transitions activities	$1,669	$1,601
Accounts receivable includes $63,952 and $49,125 as of December 31, 2018 and December 31, 2017, respectively, representing amounts not billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
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
Revenue recognized from the carrying value of contract liabilities as of December 31, 2017 during the year ended December 31, 2018 was $9,147.
Contract acquisition costs
The Company had contract acquisition costs of $713 as of December 31, 2018. As of January 1, 2018, the Company capitalized $454 as contract acquisition costs related to contracts that were not completed. Further, the Company capitalized an additional $567 during the year ended December 31, 2018, and amortized $308 during the year ended December 31, 2018. There was no impairment loss in relation to costs capitalized. The capitalized costs are being amortized on a straight-line basis over the life of contract.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

Contract fulfillment costs
The Company had deferred contract fulfillment costs relating to transition activities of $4,051 and $2,769 as of December 31, 2018 and December 31, 2017, respectively. The Company capitalized an additional $2,216 during the year ended December 31, 2018, and amortized $934 during the year ended December 31, 2018. There was no impairment loss in relation to costs capitalized. The capitalized costs are being amortized on a straight line basis over the life of contract.
Consideration received from customers, if any, relating to such transition activities are classified under Contract Liabilities and are recognized ratably over the period in which the related performance obligations are fulfilled.

6. Other Income, net

Other Income, net consists of the following:

	Year ended December 31,
	2018	2017	2016
Interest and dividend income	$1,873	$1,625	$1,673
Gain on sale and mark-to-market of mutual funds	9,970	8,766	8,087
Change in fair value of earn-out consideration	—	—	4,060
Others, net	1,146	968	1,315
Other income, net	$12,989	$11,359	$15,135
Effective January 1, 2018, the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. Pursuant to this, the Company retrospectively included only the service cost component of the net periodic benefit cost in the same line item or items on the 2017 and 2016 consolidated statements of income as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial (gain)/loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”. Refer to Note 21 and Note 27 to the consolidated financial statements for details.

7. Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2018	2017	2016
Numerator:
Net income	$56,726	$48,888	$61,733
Denominators:
Basic weighted average common shares outstanding	34,451,008	33,897,916	33,566,367
Dilutive effect of share based awards	579,976	1,212,294	996,952
Diluted weighted average common shares outstanding	35,030,984	35,110,210	34,563,319
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.65	$1.44	$1.84
Diluted	$1.62	$1.39	$1.79
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	121,344	151,961	92,538

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

8. Cash, Cash Equivalents and Restricted Cash

For the purpose of statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$95,881	$86,795	$213,155
Restricted cash (current)	5,608	3,674	3,846
Restricted cash (non-current)	2,642	3,808	3,393
	$104,131	$94,277	$220,394

Effective January 1, 2018, the Company adopted ASU 2016-18, Statements of Cash Flows (Topic 230), Restricted Cash. Accordingly, for 2017 and 2016, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. Refer to Note 27 to the consolidated financial statements.

9. Property and Equipment, net
Property and equipment, net consist of the following:

		As of
	Estimated useful lives (Years)	December 31, 2018	December 31, 2017
Owned Assets:
Network equipment and computers	3-5	$85,921	$77,587
Software	3-5	69,752	59,325
Leasehold improvements	3-8	39,533	38,857
Office furniture and equipment	3-8	20,097	19,667
Motor vehicles	2-5	635	638
Buildings	30	1,140	1,245
Land	—	746	815
Capital work in progress	—	11,026	9,184
		228,850	207,318
Less: Accumulated depreciation and amortization		(155,798)	(141,059)
		$73,052	$66,259
Assets under capital leases:
Leasehold improvements		$778	$941
Office furniture and equipment		53	167
Motor vehicles		628	710
		1,459	1,818
Less: Accumulated depreciation and amortization		(1,001)	(1,320)
		$458	$498
Property and equipment, net		$73,510	$66,757
Capital work in progress represents advances paid towards acquisition of property and equipment and cost incurred to develop software not yet ready to be placed in service.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The depreciation and amortization expense excluding amortization of acquisition-related intangibles recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2018	2017	2016
Depreciation and amortization expense	$28,189	$24,574	$22,707
Effective January 1, 2017, the depreciation and amortization expenses set forth above includes the effect of foreign exchange gain/(loss) upon settlement of cash flow hedges, amounting to $153 and $435 for the years ended December 31, 2018 and 2017, respectively (refer Note 18 to the consolidated financial statements for further details).
Internally developed software costs, included under Software, was as follows:

	As of
	December 31, 2018	December 31, 2017
Cost	$8,783	$2,571
Less : Accumulated amortization	(2,393)	(976)
	$6,390	$1,595
During the year ended December 31, 2018, there were no changes in estimated useful lives of property and equipment.
The amortization expense on internally developed software recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2018	2017	2016
Amortization expense	$1,417	$640	$336

10. Business Combinations, Goodwill and Intangible Assets
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
SCIO is a health analytics solution and services company serving healthcare organizations including providers, health plans, pharmacy benefit managers, employers, health services and global life sciences companies. The acquisition is expected to significantly strengthen the Company’s capability in the high growth cost optimization and care optimization markets. The acquisition of SCIO is included in the Analytics reportable segment.
The aggregate purchase consideration was $245,044, including cash and cash equivalents acquired and post-closing adjustments. The aggregate base purchase consideration payable at closing of the merger was $236,500 based on completion of diligence, which was adjusted based on, among other things, SCIO’s cash, debt, working capital position and other adjustments as of the Closing as set forth in the Merger Agreement. To finance the acquisition at Closing, the Company utilized its revolving credit facility in the amount of $233,000, issued 69,459 shares of restricted common stock of the Company in the amount of $4,080 and paid the balance with available cash on hand.
Pursuant to the Company’s business combinations accounting policy, the total purchase consideration for SCIO was allocated to identifiable net tangible and intangible assets based upon their preliminary fair values. The excess of the estimated purchase consideration over fair value of identifiable net tangible and intangible assets was recorded as goodwill. In order to allocate the consideration transferred for SCIO, the fair values of all identifiable assets and liabilities must be established. For accounting and financial reporting purposes, fair value is defined under ASC No. 820, Fair Value Measurement and Disclosure, as the price that

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.
The Company’s preliminary purchase price allocation to net tangible and intangible assets of SCIO is as follows:

Assets:
Cash and cash equivalents	$9,842
Restricted cash	2,790
Accounts receivable	19,924
Other current assets	2,076
Property and equipment	1,824
Other assets	1,751
Intangible assets
Customer relationships	47,800
Developed technology	21,400
Trade names and trademarks	3,700
111,107
Liabilities:
Current liabilities	(12,482)
Deferred tax liabilities, net	(17,132)
Other non-current liabilities	(200)
(29,814)

Net assets acquired	$81,293
Goodwill	163,751
Total purchase consideration	$245,044

The fair value of assets acquired and liabilities assumed from the acquisition of SCIO is based on a preliminary valuation and, as such, the Company's estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to direct and indirect taxes.
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
The fair values of the customer relationships were determined by using an “income approach”, specifically the Multi-Period Excess Earnings Method ("MPEEM"). The MPEEM is a specific application of the discounted cash flow method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting Contributory Asset Charges ("CAC"). The principle behind a CAC is that an intangible asset ‘rents’ or ‘leases’ from a hypothetical third party all the assets it requires to produce the cash flows resulting from its development, that each project rents only those assets it needs (including elements of goodwill) and not the ones that it does

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

not need, and that each project pays the owner of the assets a fair return on (and of, when appropriate) the value of the rented assets. The customer relationship assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 10 years.
The goodwill recognized is attributable primarily to expected synergies from continuing operations of SCIO and the Company. The amount of goodwill recognized from SCIO's acquisition is not deductible for tax purposes. The goodwill has been assigned to our Analytics reportable segment based upon the Company’s assessment of nature of services rendered by SCIO.

Actual and Unaudited Pro Forma Financial Information

The Company completed the acquisition of SCIO on July 1, 2018 and accordingly SCIO’s operations for the period from July 1, 2018 to December 31, 2018 are included in the Company’s consolidated statements of income. SCIO contributed revenues of $40,038 for the period from the completion of acquisition through December 31, 2018. The Company does not allocate other operating expenses, interest expense or income taxes by legal entity, and therefore the Company has not presented earnings of SCIO for the period from the completion of acquisition through December 31, 2018. The following unaudited pro forma results of operations have been prepared using the acquisition method of accounting to give effect to the SCIO acquisition as though it occurred on January 1, 2017. The pro forma amounts reflect certain adjustments, such as amortization of intangible assets acquired, interest expense related to borrowings not assumed by the Company and stock based compensation expense. The unaudited pro forma financial information is presented for illustrative purposes only, is based on a preliminary purchase price allocation, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2017, nor is it necessarily indicative of the future results of operations of the combined company.

	Unaudited
	Year ended December 31,
	2018	2017
Revenues, net	$924,172	$834,158
Net income	$55,756	$45,827
Earnings per share:
Basic	$1.62	$1.35
Diluted	$1.59	$1.30

Health Integrated, Inc.
On December 22, 2017, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement to acquire substantially all the assets and assumed certain liabilities of Health Integrated, Inc. (“Health Integrated”), a company based in Tampa, Florida. The aggregate purchase consideration of $22,811 was paid in cash including post-closing adjustments. The purchase agreement allows sellers the ability to earn up to $5,000 as earn-out, based on the achievement of certain performance goals by the acquired Health Integrated business during the 2018 calendar year, which were not achieved. The earn-out was fair valued at $920 as of December 31, 2017. As of December 31, 2018, fair value of earn-out was $nil.

A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Asset Purchase Agreement.

Health Integrated provides dedicated care management services on behalf of health plans. Its services include case management, utilization management, disease management, special needs programs, and multichronic care management. Health Integrated serves lives in the Medicaid, Medicare, and dual eligible populations. It is known for its capabilities in improving member health status through behavioral change. Accordingly, the Company paid a premium for the acquisition, which is reflected in the goodwill recognized from the purchase price allocation. The acquisition of Health Integrated is included in the Healthcare reportable segment.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
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

The customer relationships from the Health Integrated acquisition were being amortized prior to impairment testing over the weighted average useful life of 7.0 years and developed technology and trademarks over the useful life of 1.0 year and 2.0 years, respectively.

The goodwill, customer relationship and trademarks from the Health Integrated acquisition were impaired during the fourth quarter of 2018. Refer to the Goodwill and Intangible Assets details below.

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

Actual and Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations have been prepared using the acquisition method of accounting to give effect to the Health Integrated acquisition as though it occurred on January 1, 2016.  The Company completed its acquisition of Health Integrated on December 22, 2017 and accordingly Health Integrated’s operations for the period from December 22, 2017 to December 31, 2017 are included in the Company’s consolidated statement of income. The pro forma amounts reflect certain adjustments, such as depreciation and amortization on assets acquired, interest expense related to liabilities not assumed by the Company and facility costs for certain facilities not acquired. The unaudited pro forma financial information is presented for illustrative purposes only, is based on purchase price allocation, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred on January 1, 2016, nor is it necessarily indicative of the future results of operations of the combined company.

	Unaudited
	Year ended December 31,
	2017	2016
Revenues	$801,101	$729,938
Net income	$46,998	$58,232
Earnings per share:
Basic	$1.39	$1.73
Diluted	$1.34	$1.68

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

Acquisition-related costs

Acquisition-related costs are being expensed as incurred and are included in general and administrative expenses in the consolidated statements of income. The Company recognized acquisition-related costs of $1,315 and $826 during the years ended December 31, 2018 and 2017, respectively, which were incurred by the Company to effect its business combinations for the SCIO and Health Integrated acquisitions.

Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance as at January 1, 2017	$38,110	$19,276	$12,983	$47,537	$5,326	$63,538	$186,770
Acquisitions	—	15,957	—	—	—	—	15,957
Currency translation adjustments	223	—	696	835	—	—	1,754
Balance as at December 31, 2017	$38,333	$35,233	$13,679	$48,372	$5,326	$63,538	$204,481
Acquisitions	—	—	—	—	—	163,751	163,751
Measurement period adjustments*	—	(1,728)	—	—	—	—	(1,728)
Currency translation adjustments	(130)	—	(982)	(1,179)	—	—	(2,291)
Impairment charges	—	(14,229)	—	—	—	—	(14,229)
Balance as at December 31, 2018	$38,203	$19,276	$12,697	$47,193	$5,326	$227,289	$349,984

* Subsequent to the date of acquisition and upon receipt of additional information, adjustments of $1,728 have been made to the Health Integrated amounts of net tangible assets acquired and the earn-out with the corresponding offset to goodwill. These adjustments are within the measurement period and would be accounted for prospectively. These adjustments did not have a significant impact on the Company’s consolidated statements of income, balance sheets or cash flows.

The Company elected to adopt the simplified goodwill impairment testing method under ASU No. 2017-04, based on which its annual goodwill impairment quantitative assessments, carried out in the fourth quarter of 2018.

During the fourth quarter of 2018, the Company performed its annual impairment test of goodwill for all its reporting units. Based on the results, the fair values of each of the Company’s reporting units exceeded their carrying values except for the Health Integrated reporting unit, within the Healthcare operating segment. The primary factors contributing to a reduction in the fair value of the Health Integrated reporting unit were: (i) revenues and profitability in 2018 were significantly lower than the Company’s budget; and (ii) significant changes to the Company's estimated future cash flows and long-term growth assumptions for the Health Integrated reporting unit driven by loss of customer contracts, cost pressures and the Company’s most recent views of the long-term outlook for the Health Integrated business. As a result of this analysis, the Company recognized a goodwill impairment charge of $14,229 during the fourth quarter to write down the carrying value of Health Integrated’s goodwill to its fair value of $nil as of December 31, 2018. This impairment loss was recorded in the consolidated statements of income under "impairment charges".

As of December 31, 2018, the Company believes no other goodwill impairment exists, apart from the impairment charges discussed above, and that the remaining goodwill is recoverable for all of its reporting units; however, there can be no assurances that additional goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$129,790	$(56,367)	$(5,549)	$67,874
Leasehold benefits	2,644	(2,567)	—	77
Developed technology	37,154	(14,653)	—	22,501
Non-compete agreements	2,045	(1,937)	—	108
Trade names and trademarks	9,639	(5,326)	(278)	4,035
	$181,272	$(80,850)	$(5,827)	$94,595
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$—	$900
Total intangible assets	$182,172	$(80,850)	$(5,827)	$95,495

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$82,165	$(43,667)	$—	$38,498
Leasehold benefits	2,888	(2,596)	—	292
Developed technology	15,835	(8,749)	—	7,086
Non-compete agreements	2,045	(1,780)	—	265
Trade names and trademarks	5,951	(4,034)	—	1,917
	$108,884	$(60,826)	$—	$48,058
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$—	$900
Total intangible assets	$109,784	$(60,826)	$—	$48,958
The amortization expense for the year is as follows:

	Year ended December 31,
	2018	2017	2016
Amortization expense	$20,377	$13,975	$11,873

During the fourth quarter of 2018, the Company recognized impairment charges of $5,549 and $278 related to its customer relationships and trademarks intangible assets, respectively, in the Health Integrated reporting unit, within the Healthcare operating segment. The Company tested these intangible assets for recoverability due to indicators warranting the impairment test such as: (i) revenues and profitability in 2018 were significantly lower than the Company’s budget, and (ii) significant changes to the Company's estimated future cash flows and long -term growth assumptions for the Health Integrated reporting unit driven by loss of customer contracts, cost pressures and the Company’s most recent views of the long-term outlook for the Health Integrated business. Based on the results of its testing, the Company determined that the carrying value of the intangible assets was not recoverable, and an impairment charge was recorded to the extent that carrying value exceeded estimated fair value. This impairment charge was recorded in the consolidated statements of income under "impairment charges". Subsequent to the impairment test, Health Integrated reporting unit’s customer relationships and trademarks intangibles assets were reduced to $nil as of December 31, 2018.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	7.93
Leasehold benefits	0.41
Developed technology	4.34
Non-compete agreements	0.72
Trade names and trademarks (Finite lived)	3.11

Estimated future amortization expense related to intangible assets as of December 31, 2018 is as follows:
2019	$21,543
2020	14,442
2021	12,743
2022	11,331
2023	9,042
2024 and thereafter	25,494
Total	$94,595

11. Investment in Equity Affiliate
On December 12, 2017, the Company acquired preferred stock in Corridor Platforms Inc. (“Corridor”), a big data credit risk management platform for $3,000. The Company has determined that based on its ownership interest and other rights, Corridor is an equity method affiliate, whereby the Company holds 26% ownership interest. The Company has the right and option to acquire additional preferred stock from Corridor as per the terms of the agreement. The Company's proportionate share of net loss for the year ended December 31, 2018 was $247 and for the period from December 12, 2017 to December 31, 2017 was $nil.

12. Other Current Assets
Other current assets consist of the following:

	As of
	December 31, 2018	December 31, 2017
Derivative instruments	$4,059	$10,938
Advances to suppliers	2,910	2,451
Receivables from statutory authorities	14,145	7,598
Contract assets	1,201	401
Deferred contract fulfillment costs	1,236	474
Others	4,689	7,720
Other current assets	$28,240	$29,582

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

13. Other Assets
Other assets consist of the following:

	As of
	December 31, 2018	December 31, 2017
Lease deposits	$8,891	$8,776
Derivative instruments	1,971	7,361
Deposits with statutory authorities	6,259	6,492
Term deposits	315	6,909
Contract assets	4,244	2,242
Deferred contract fulfillment costs	2,815	2,295
Others	6,520	2,294
Other assets	$31,015	$36,369

14. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	December 31, 2018	December 31, 2017
Accrued expenses	$44,711	$43,235
Derivative instruments	3,204	555
Client liabilities	6,933	8,982
Other current liabilities	9,321	8,594
Accrued expenses and other current liabilities	$64,169	$61,366

15. Other Non-current Liabilities
Other non-current liabilities consist of the following:

	As of
	December 31, 2018	December 31, 2017
Derivative instruments	$3,075	$322
Unrecognized tax benefits	804	892
Deferred rent	7,834	8,176
Retirement benefits	3,616	3,377
Deferred transition revenue	945	1,034
Others	247	2,401
Other non-current liabilities	$16,521	$16,202

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

16. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss ("AOCI") consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC Topic 815. Changes in the fair values of forward contracts are recognized in accumulated other comprehensive loss on the Company's consolidated balance sheet until the settlement of those contracts. The balances as of December 31, 2018 and 2017 are as follows:

	As of
	December 31, 2018	December 31, 2017
Cumulative foreign currency translation gain/(loss)	$(84,105)	$(58,405)
Unrealized gain/(loss) on cash flow hedges, net of taxes of $115 and $4,918, respectively	(333)	11,932
Retirement benefits, net of taxes of ($53) and ($74), respectively	971	763
Accumulated other comprehensive gain/(loss)	$(83,467)	$(45,710)

17. Fair Value Measurements
ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820") defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2018 and 2017.

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$142,408	$—	$—	$142,408
Derivative financial instruments	—	6,030	—	6,030
Total	$142,408	$6,030	$—	$148,438
Liabilities
Derivative financial instruments	$—	$6,279	$—	$6,279
Total	$—	$6,279	$—	$6,279

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$162,906	$—	$—	$162,906
Derivative financial instruments	—	18,298	—	18,298
Total	$162,906	$18,298	$—	$181,204
Liabilities
Derivative financial instruments	$—	$877	$—	$877
Fair value of earn-out consideration	—	—	920	920
Total	$—	$877	$920	$1,797
* Represents short-term investments carried on fair value option under ASC 825 "Financial Instruments" as of December 31, 2018 and December 31, 2017.
Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer to Note 18 to the consolidated financial statements for further details.
Fair value of earn-out consideration: The fair value measurement of earn-out consideration is determined using Level 3 inputs. The Company’s earn-out consideration represents a component of the total purchase consideration for its acquisition of Health Integrated. The measurement was calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by Health Integrated during the 2018 calendar year which were not achieved. The earn-out was fair valued at $920 as of December 31, 2017. As of December 31, 2018, fair value of earn-out is $nil.
Financial instruments not carried at fair value:
The Company’s other financial instruments not carried at fair value consist primarily of accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts due to their short-term nature.
Convertible Notes: The total estimated fair value of the Notes as of December 31, 2018 was $130,510. The fair value was determined based on the market yields for similar Notes as of the December 31, 2018. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

18. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $362,435 (including $6,900 of range forward contracts) as of December 31, 2018 and $300,757 as of December 31, 2017.
Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income / (loss), net of tax, until the hedged transactions occurs. The Company early adopted ASU No. 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Pursuant to this adoption, effective January 1, 2017, the resultant foreign exchange gain/(loss) on settlement of cash flow hedges are recorded along with the underlying hedged item in the same line of consolidated statements of income as either a part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses” or “Depreciation and amortization”, as applicable.
Prior to January 1, 2017, the resultant foreign exchange gain/(loss) on settlement of cash flow hedges and changes in the fair value of cash flow hedges deemed ineffective were recorded in “Foreign exchange gain, net” in the consolidated statements of income.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $125,503, GBP 15,616 and EUR 512 as of December 31, 2018 and amounted to $97,949, GBP 17,947 and EUR 848 as of December 31, 2017.
The Company estimates that approximately $885 of net derivative gains, excluding tax effects, included in AOCI, representing changes in the fair value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of December 31, 2018. At December 31, 2018, the maximum outstanding term of the cash flow hedges was 45 months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated balance sheets:

Derivatives designated as hedging instruments :	As of
Foreign currency exchange contracts	December 31, 2018	December 31, 2017
Other current assets	$4,022	$10,892
Other assets	$1,971	$7,360
Accrued expense and other current liabilities	$3,137	$481
Other non-current liabilities	$3,075	$322

Derivatives not designated as hedging instruments :	As of
Foreign currency exchange contracts	December 31, 2018	December 31, 2017
Other current assets	$37	$46
Accrued expense and other current liabilities	$67	$74

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income and accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
Forward exchange contracts :	2018	2017	2016
(Loss)/gain recognized in AOCI
Derivatives in cash flow hedging relationships	$(13,919)	$19,802	$5,129

(Loss)/gain recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$(3,224)	$5,056	$4,790

Location and amount of gain/(loss) recognized in consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Year ended December 31,
	2018		2017		2016
	As per consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$584,855	$2,481	$495,142	$5,465	$447,718	$—
General & administrative expenses	$116,202	$443	$102,515	$960	$88,616	$—
Selling & marketing expenses	$63,612	$44	$53,379	$103	$50,579	$—
Depreciation & amortization	$48,566	$181	$38,549	$371	$34,580	$—
Foreign exchange gain/(loss), net	$4,787	$—	$2,839	$—	$5,597	$2,669
		$3,149		$6,899		$2,669

Derivatives not designated as hedging instruments
Location in consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$4,787	$(3,224)	$2,839	$5,056	$5,597	$4,790
	$4,787	$(3,224)	$2,839	$5,056	$5,597	$4,790

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

19. Borrowings and Credit Arrangements
Revolver Credit Agreement
On October 24, 2014, the Company entered into a credit agreement that provided for a $50,000 revolving credit facility (the “Credit Facility”). On February 23, 2015, the Company increased the commitments under the Credit Facility by an additional $50,000. The Credit Facility had a maturity date of October 24, 2019 and was voluntarily pre-payable from time to time without premium or penalty. On November 21, 2017, the Company prepaid all outstanding amounts, including accrued interest and fees, and terminated all commitments, under the Credit Agreement. The Credit Facility carried an effective interest rate of 2.99% per annum during the year ended December 31, 2017.
On November 21, 2017, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement provides for a $200,000 revolving credit facility (the “New Credit Facility”) with an option to increase the commitments by up to $100,000, subject to certain approvals and conditions as set forth in the New Credit Agreement. The New Credit Agreement also includes a letter of credit sub facility. The New Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the New Credit Agreement were used to repay amounts outstanding under the Credit Facility and may otherwise be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, the Company exercised its option under the New Credit Agreement to increase the commitments by $100,000 thereby utilizing the entire revolver under the New Credit Facility of $300,000, to fund the SCIO acquisition. The incremental commitments were made pursuant to (and constitute part of) the existing commitments and are subject to the terms and conditions applicable to the existing commitments as set forth in the New Credit Agreement.
Depending on the type of borrowing, loans under the New Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the New Credit Agreement are subject to a commitment fee which is also tied to the Company’s total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The New Credit Facility carried an effective interest rate of 3.4% and 3.0% per annum, respectively, during the years ended December 31, 2018 and 2017.
Obligations under the New Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The New Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the New Credit Agreement contains a covenant to not permit the interest coverage ratio (the ratio of EBITDA to cash interest expense) or the total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $50,000 to EBITDA) for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of December 31, 2018, the Company was in compliance with all financial and non-financial covenants listed under the New Credit Agreement.

The Company entered into a second amendment (the “Amendment”) to its New Credit Agreement, as amended, among the Company, as borrower, with certain lenders, and Citibank, N.A. as Administrative Agent to, among other things, permit the issuance by the Company of the convertible notes, and settlement upon maturity or conversion thereof, in accordance with the Investment Agreement, the indenture dated as of October 4, 2018 and the other documents entered into in connection therewith.
As of December 31, 2018, the Company had outstanding indebtedness under the new credit facility of $150,000 of which $20,000 is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $130,000 is included under “long-term borrowings” in the consolidated balance sheets. As of December 31, 2017, the Company had outstanding indebtedness under the new credit facility of $60,000, of which $10,000 was included under “current portion of long-term borrowings,” and the balance of $50,000 was included under “long-term borrowings” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the new credit facility. The unamortized debt issuance costs as of December 31, 2018 and December 31, 2017 was $1,006 and $773, respectively and is included under “other current assets” and “other assets” in the consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 aggregate principal amount of 3.50% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the year ended December 31, 2018, the Company recognized interest expense of $1,313. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require that the Company to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Company may redeem the principal amount of the Notes, at its option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the Company’s exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption).The Company may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company used the proceeds from the issuance of Notes to repay $150,000 of its outstanding borrowings under the New Credit Facility.
The net proceeds from the issuance of Notes were approximately $149,000, after deducting debt issuance costs of $1,000 and offering expenses of approximately $325 paid by the Company. These transaction and debt issuance costs were allocated between the liability and equity components based on their relative values. The transaction costs and debt issuance costs allocated to the liability and equity components were $1,176 and $149, respectively. The debt issuance costs allocated to the liability component are deferred and amortized as an adjustment to interest expense over the term of the Notes. The unamortized debt issuance costs is presented as a direct reduction from the Notes in the consolidated balance sheets. The unamortized debt issuance costs as of December 31, 2018 was $1,127.
The Company accounted for the liability and equity components of the Notes separately to reflect its non-convertible debt borrowing rate. The estimated fair value of the liability component at issuance of $133,077 was determined using a discounted cash flow technique, which considered debt issuances with similar features of the Company’s debt, excluding the conversion feature. The resulting effective interest rate for the Notes was 5.75% per annum. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $16,923 was allocated to the conversion feature (equity component, recorded as additional paid-in capital) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. The discount is being amortized to interest expense over a six-year period ending October 1, 2024 (the expected life of the liability component) using the effective interest method. During the year ended December 31, 2018, the Company amortized $600 of the discount to interest expense. At the time of issuance, the Company evaluated the Notes in accordance with ASC 815-15 and determined that the Notes contain a single embedded derivative, being the call option having market interest rates as underlying, which does not require bifurcation as the features clearly and closely related to the host instrument. The Company determined that the value of this embedded derivative was nominal as of the date of issuance.
Borrowings also includes structured payables which are in the nature of debt, amounting to $2,114 and $709 as of December 31, 2018 and December 31, 2017, respectively, of which $1,423 and $318 is included under “current portion of long-term borrowings”, $691 and $391, respectively, under “long-term borrowings” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

Future principal payments/maturities for all of the Company's borrowings as of December 31, 2018 were as follows:

	Notes	Revolver Credit	Structured Payables	Total
2019	$—	$20,000	$1,423	$21,423
2020	—	28,000	691	28,691
2021	—	28,000	—	28,000
2022	—	74,000	—	74,000
2023	—	—	—	—
Thereafter	150,000	—	—	150,000
Total	$150,000	$150,000	$2,114	$302,114

20. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the year ended December 31, 2018, 2017 and 2016, the Company acquired 51,446, 69,154 and 17,676 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $3,122, $3,267 and $807, respectively. The weighted average purchase price per share of $60.68, $47.24 and $45.65, respectively, was the average of the high and low price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
On December 30, 2014, the Company’s Board of Directors authorized a common stock repurchase program (the “2014 Repurchase Program”), under which shares were authorized to be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2017 through 2019 up to an annual amount of $20,000.
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
During the year ended December 31, 2018, the Company purchased 674,604 shares of its common stock for an aggregate purchase price of approximately $39,987, including commissions, representing an average purchase price per share of $59.27 under the 2017 Repurchase Program.
During the year ended December 31, 2017, the Company purchased 761,154 shares of its common stock for an aggregate purchase price of approximately $40,187, including commissions, representing an average purchase price per share of $52.80 under the 2014 and 2017 Repurchase Programs.
During the year ended December 31, 2016, the Company purchased 364,056 shares of its common stock for an aggregate purchase price of approximately $17,396, including commissions, representing an average purchase price per share of $47.78 under the 2014 Repurchase Programs.
Repurchased shares have been recorded as treasury shares and will be held until the Board of Directors designates that these shares be retired or used for other purposes.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

Dividends
The Company has not paid or declared any cash dividends on its common stock during the years ended December 31, 2018, 2017 and 2016. The Company’s line of credit with a bank could restrict, or its terms of the Notes could impair, the Company’s ability to declare or make any dividends or similar distributions.

21. Employee Benefit Plans
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
The benefit obligation has been measured as of December 31, 2018. The following table sets forth the activity and the funded status of the Gratuity Plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	2018	2017
Change in projected benefit obligation:
Projected benefit obligation as of January 1	$10,305	$9,711
Business acquisition	326	—
Service cost	1,735	1,933
Interest cost	714	645
Benefits paid	(1,066)	(1,001)
Actuarial (gain)/loss	(134)	(1,471)
Effect of exchange rate changes	(836)	488
Projected benefit obligation as of December 31	$11,044	$10,305
Unfunded amount–non-current	$3,616	$3,377
Unfunded amount–current	8	13
Total accrued liability	$3,624	$3,390
Accumulated benefit obligation	$7,239	$7,022

Components of net periodic benefit costs:

	Year ended December 31,
	2018	2017	2016
Service cost	$1,735	$1,933	$1,601
Interest cost	714	645	599
Expected return on plan assets	(514)	(401)	(416)
Amortization of actuarial (gain)/loss	(153)	256	90
Net periodic benefit cost	$1,782	$2,433	$1,874
Effective January 1, 2018, the Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. Pursuant to this, the Company retrospectively included only the service cost

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

component of the net periodic benefit cost in the same line item or items on the 2017 and 2016 consolidated statements of income as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial (gain)/loss, have been reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”.
Refer Note 27 for the effect of the adoption of the ASU No. 2017-07 on 2017 and 2016 financial information.
The components of accumulated other comprehensive gain/(loss), net of tax as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017	2016
Net actuarial gain/(loss)	$940	$697	$(831)
Net prior service cost	(22)	(8)	(9)
Deferred taxes	53	74	342
Accumulated other comprehensive gain/(loss), net of tax	$971	$763	$(498)

The amount in accumulated other comprehensive gain that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $156.
The weighted average actuarial assumptions used to determine benefit obligations and net periodic gratuity cost are:

	December 31,
	2018	2017	2016
Discount rate	7.5%	7.0%	6.8%
Rate of increase in compensation levels	8.2%	9.1%	9.2%
Expected long term rate of return on plan assets per annum	7.3%	8.3%	9.0%
The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments during the year ending December 31,
2019	$1,820
2020	$1,692
2021	$1,621
2022	$1,424
2023	$1,332
2024 to 2028	$4,577
The gratuity plan in India is partially funded and the Philippines Plan is unfunded. The Company makes annual contributions to the employees’ gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 8.0% on these Gratuity Plans for the year ended December 31, 2018.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

Change in Plan Assets
Plan assets at January 1, 2017	$5,640
Actual return	202
Employer contribution	1,700
Benefits paid*	(1,001)
Effect of exchange rate changes	374
Plan Assets at December 31, 2017	$6,915
Business acquisition	231
Actual return	779
Employer contribution	1,175
Benefits paid*	(1,059)
Effect of exchange rate changes	(621)
Plan assets at December 31, 2018	$7,420
* Benefits payments were substantially made through the plan assets during the year ended December 31, 2018 and December 31, 2017.
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. Contributions to the 401(k) Plans amounted to $3,423, $2,709 and $2,383 during the years ended December 31, 2018, 2017 and 2016, respectively.
During the years ended December 31, 2018, 2017 and 2016, the Company contributed $7,614, $7,116 and $6,306 respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, and Singapore.
22. Leases
The Company finances its use of certain motor vehicles and other equipment under various lease arrangements provided by financial institutions. Future minimum lease payments under these capital leases as of December 31, 2018 are as follows:

During the next twelve months ending December 31,
2019	$283
2020	163
2021	120
2022	58
2023 and thereafter	49
Total minimum lease payments	673
Less: amount representing interest	135
Present value of minimum lease payments	538
Less: current portion	223
Long term capital lease obligation	$315

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates. Future minimum lease payments under such agreements expiring after December 31, 2018 are set forth below:

During the next twelve months ending December 31,
2019	$23,431
2020	20,039
2021	16,924
2022	14,804
2023	12,859
2024 and thereafter	26,114
Future minimum lease payment	$114,171
Rent expense
The operating leases are subject to renewal periodically and have scheduled rent increases. The Company recognizes rent expense on such leases on a straight-line basis over cancelable and non-cancelable lease period determined under ASC Topic 840, Leases:

	Year ended December 31,
	2018	2017	2016
Rent expense	$25,573	$24,015	$21,382
Deferred rent

	As of
	December 31, 2018	December 31, 2017
Cancelable and non-cancelable operating leases	$8,782	$8,959
Deferred rent is included under “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the consolidated balance sheets.
23. Income Taxes
The components of income before income taxes consist of the following:

	Year ended December 31,
	2018	2017	2016
Domestic	$(24,442)	$4,626	$12,652
Foreign	84,812	80,408	71,232
	$60,370	$85,034	$83,884

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The income tax expense consists of the following:

	Year ended December 31,
	2018	2017	2016
Current provision:
Domestic	$(13,249)	$17,407	$7,107
Foreign	17,271	18,008	18,428
	$4,022	$35,415	$25,535
Deferred provision/(benefit):
Domestic	$(1,999)	$2,618	$(2,506)
Foreign	1,374	(1,887)	(878)
	$(625)	$731	$(3,384)
Income tax expense	$3,397	$36,146	$22,151
The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	Year ended December 31,
	2018	2017	2016
Expected tax expense	$12,678	$29,762	$29,361
Change in valuation allowance	—	(21)	22
Impact of tax holiday	(5,448)	(4,396)	(4,027)
Foreign tax rate differential	5,014	(2,616)	(2,716)
Deferred tax (benefit)/provision	(3,915)	(1,887)	(878)
Unrecognized tax benefits and interest	(88)	(3,905)	495
State taxes, net of Federal taxes	2,200	339	202
Non-deductible expenses	3,066	825	144
US Tax Reform Act impact	176	29,185	—
Excess tax benefit on stock-based compensation	(7,227)	(9,797)	—
Research & Development credit	(1,500)	(844)	(890)
Other	(1,559)	(499)	438
Tax expense	$3,397	$36,146	$22,151
The Company recorded income tax expense of $3,397 and $36,146 for the year ended December 31, 2018 and 2017, respectively. The effective tax rate decreased from 42.5% during the year ended December 31, 2017 to 5.6% during the year ended December 31, 2018 primarily as a result of: (i) reduction in federal statutory tax rate and (ii) the impact of one-time transition tax of $27,236 on the mandatory deemed repatriation of accumulated earnings and profits (“E&P”) of foreign subsidiaries and deferred tax re-measurement of $1,949 under the Tax Cuts and Jobs Act (the “Tax Reform Act”), during the year ended December 31, 2017 compared to $176 during the year ended December 31, 2018.
The SEC staff issued Staff Accounting Bulletin ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC 740, Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform Act.

The deemed repatriation transition tax (the “Transition Tax”) is a tax on certain previously untaxed accumulated and current earnings & profits of the Company's foreign subsidiaries. The Company was able to reasonably estimate the Transition Tax and

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

recorded an initial provisional Transition Tax obligation of $27,236, with a corresponding adjustment of $27,236 to income tax expense for the year ended December 31, 2017. On the basis of additional technical research and analysis, the Company recognized a measurement-period increase of $176 to the Transition Tax obligation, with a corresponding adjustment of $176 to the income tax expense during year ended December 31, 2018. The Company has completed its analysis of the transition tax and has recorded a final Transition Tax obligation of $27,412 with a corresponding income tax expense of $27,412.

During the first quarter of 2018, the Company made an election to change the tax status of most of its controlled foreign corporations (CFC) to disregarded entities for US income tax purposes. As a result, the Company no longer has undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (PTI) which may be subject to withholding taxes and currency gains or losses upon repatriation. The Company presently does not intend to distribute its PTI and has not recorded any deferred taxes. If, in the future, the Company changes its present intention regarding the distribution of PTI, additional taxes may be required and would be recorded in the period the intention changes. The Company has adopted an accounting policy to treat Global Intangible Low-Taxed Income (GILTI) as a period cost.
As of December 31, 2017, the Company was able to reasonably estimate and record initial provisional adjustments associated with the corporate rate change in the amount of $1,949. The Company has completed its analysis and no significant adjustment was recorded related to this item during the year ended December 31, 2018.
Certain operations centers in India, which were established in Special Economic Zones (“SEZs”), are eligible for tax incentives until 2025. These operations centers are eligible for a 100% income tax exemption for first 5 years of operations and 50% exemption for a period of 5 years thereafter.
The Company has also benefitted from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for three of our centers in 2014, 2016 and in 2018 and will expire for other centers by year 2022, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate, which is currently 5.0% on gross income.
The diluted earnings per share effect of the tax holiday is $0.16, $0.13 and $0.12 for the years ended December 31, 2018, 2017 and 2016, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The components of the deferred tax balances as of December 31, 2018 and 2017 are as follows:

	As of
	December 31, 2018	December 31, 2017
Deferred tax assets:
Depreciation and amortization	$3,731	$2,183
Stock-based compensation	8,614	7,647
Accrued employee costs and other expenses	3,596	3,673
Tax credit carry forward	—	1,474
Net operating loss carry forward	1,113	2,068
Unrealized exchange loss	6,671	252
Deferred rent	2,255	2,064
Others	1,380	1,007
	$27,360	$20,368
Valuation allowance	(99)	(108)
Deferred tax assets	$27,261	$20,260

Deferred tax liabilities:
Unrealized exchange gain	$115	$5,069
Intangible assets	19,289	4,648
Unamortized discount on convertible senior notes	4,105	—
Others	5,595	1,958
Deferred tax liabilities	$29,104	$11,675
Net deferred tax assets/(liabilities)	$(1,843)	$8,585
Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At December 31, 2018 and 2017, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic and foreign entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on certain net operating loss carry forwards. Accordingly, the Company had recorded a valuation allowance of $20 each as of December 31, 2018 and 2017. The Company also recorded a valuation allowance of $79 and $88 related to tax credit carry forward as of December 31, 2018 and 2017, respectively.
The Company in connection with its recent acquisitions has acquired federal and state net operating losses in the United States. As of December 31, 2018 and 2017, the Company has federal net operating loss carry forward of $444 and $1,554, respectively, which expire through various years until 2032. The Company’s federal net operating losses carry forward are subject to certain annual utilization limitations under Section 382 of the Code. The Company also has state and local net operating losses carry forwards of varying amounts, which are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize substantially all of the losses before their expiration.
The Company’s income tax expense also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC 740 as well as the related net interest. Tax exposures can involve complex issues and may require an extended resolution period. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the income tax expense in the period in which such determination is made.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The following table summarizes the activity related to the unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Balance as of January 1	$824	$3,087	$2,797
Increases related to prior year tax positions	—	—	156
Decreases related to prior year tax positions	(320)	(2,520)	—
Increases related to current year tax positions	300	169	178
Effect of exchange rate changes	—	88	(44)
Balance as of December 31	$804	$824	$3,087
The unrecognized tax benefits as of December 31, 2018 of $804, if recognized, would impact the effective tax rate.
The Company has not recognized any interest in each of the years ended December 31, 2018 and 2017 and has recognized interest of $315 during the year ended December 31, 2016. As of December 31, 2018 and 2017, the Company has accrued interest and penalties of $nil and $68 relating to unrecognized tax benefits.
24. Stock Based Compensation

On June 15, 2018, at the Company’s 2018 Annual Meeting of Stockholders, the Company's stockholders approved the 2018 Plan, which replaced and superseded the 2015 Plan, which was an amendment and restatement of the Company’s 2006 Omnibus Award Plan to, among other things, reserves 3,175,000 shares of the Company’s common stock for grants of awards under the 2018 Plan. As of December 31, 2018, the Company had 3,207,975 shares available for grant under the 2018 Plan (includes 34,487 shares against vested performance-based restricted stock units for which the underlying common stock was issued subsequent to December 31, 2018).
Under the 2018 Plan, the Compensation Committee (the “Committee”) may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance based compensation awards (including cash bonus awards and market condition based awards) or any combination of the foregoing.
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
The Company applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock based compensation, using the modified prospective method of transition. Under the provisions of this guidance, the estimated fair value of stock-based awards granted under stock incentive plans is recognized as compensation expense over the vesting period.
The following costs related to the Company’s stock-based compensation plan are included in the consolidated statements of income:

	Year ended December 31,
	2018	2017	2016
Cost of revenues	$4,924	$4,600	$3,664
General and administrative expenses	10,371	10,363	8,372
Selling and marketing expenses	8,606	8,078	7,734
Total	$23,901	$23,041	$19,770

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
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
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2017	259,563	$18.03	$10,985	2.76
Granted	—	—	—	—
Exercised	(97,088)	14.39	4,446	—
Forfeited	—	—	—	—
Outstanding at December 31, 2018	162,475	$20.21	$5,267	2.24
Vested and exercisable at December 31, 2018	162,475	$20.21	$5,267	2.24
The unrecognized compensation cost for unvested options as of December 31, 2018 is $nil. The Company did not grant any options during the years ended December 31, 2018, 2017 and 2016. The total grant date fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $nil, $nil and $706, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $4,446, $23,027 and $12,911, respectively.
The following table summarizes the status of the Company’s stock options outstanding, vested and exercisable at December 31, 2018:

	Options Outstanding, Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price
$8.00 to $15.00	35,500	$9.53
$15.01 to $21.00	25,466	18.74
$21.01 to $28.00	101,509	24.30
Total	162,475	$20.21

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
December 31, 2018
(In thousands, except share and per share amounts)

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
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Fair Value	Number	Weighted- Average Fair Value
Outstanding at December 31, 2017*	182,267	$42.64	1,046,999	$42.26
Granted	—	—	444,063	60.64
Vested	(69,714)	40.38	(444,470)	38.36
Forfeited	(8,930)	59.77	(93,014)	50.75
Outstanding at December 31, 2018*	103,623	$42.68	953,578	$51.81

* Excludes 9,641 and 11,058 restricted stock units vested during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017 restricted stock units vested for which the underlying common stock is yet to be issued are 155,753 and 146,112, respectively.
The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2018, unrecognized compensation cost of $36,460 is expected to be expensed over a weighted average period of 2.55 years. The weighted-average fair value of restricted stock and restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 was $60.64, $48.02 and $48.97, respectively. The total grant date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $19,865, $19,430 and $10,761, respectively.
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest at the end of a three-year period based on a revenue target for the third year (“PUs”). However, for PUs granted in 2018, up to one-third of the PUs may be earned based on the Company’s revenue performance in each of the first two years against annual revenue targets in those years. The total amount of PUs that the recipient earns based on these performance criteria will be the greater of (i) the PUs earned in the year of vesting and (ii) the sum of the earned PUs during the first two years. The remaining 50% is based on a market condition (“MUs”) that is contingent on the Company's meeting the total shareholder return relative to a group of peer companies specified under the program measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets.
The fair value of each PU was determined based on the market price of one common share on a day prior to the date of grant, and the associated stock compensation expense was calculated on the basis that performance targets at 100% are probable of being achieved. The stock compensation expense for the PUs is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets.
The grant date fair value for the MUs was determined using a Monte Carlo simulation model and the related stock compensation expense was expensed on a straight-line basis over the vesting period. All stock compensation expense related to the MUs will be recognized if the requisite performance period is fulfilled, even if the market condition is not achieved.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

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

•	The correlation coefficients are used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate the historical volatilities.
The fair value of each MU granted to employees is estimated on the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2018	2017	2016
Dividend yield	—	—	—
Expected life (years)	2.86	2.86	2.85
Risk free interest rate	2.38%	1.40%	0.88%
Volatility	21.79%	23.78%	28.00%

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at December 31, 2017	113,190	$48.13	113,174	$60.80
Granted	55,268	60.58	55,262	70.97
Adjustment upon final determination of level of performance goal achievement*	(44,467)	48.57	(14,896)	67.94
Vested	(2,459)	48.57	(32,028)	67.94
Forfeited	(21,179)	51.51	(21,176)	63.78
Outstanding at December 31, 2018	100,353	$54.07	100,336	$62.43
* Represents adjustment of shares issued in respect of PUs and MUs granted in February 2016 upon certification of the level of achievement of the performance targets for such awards for which the underlying common stock was issued subsequent to December 31, 2018.
As of December 31, 2018, unrecognized compensation cost of $7,652 is expected to be expensed over a weighted average period of 1.74 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

25. Related Party Disclosures
The Company provides consulting services to PharmaCord, LLC. One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of $225, $1,748 and $nil for the year ended December 31, 2018, 2017 and 2016, respectively, for services provided.
As of December 31, 2018 and 2017, the Company had accounts receivable of $5 and $140, respectively, related to these services.
On October 1, 2018, the Company entered into the Investment Agreement with the Purchaser relating to the issuance to the Purchaser of $150,000 aggregate principal amount of the Notes. In connection with the investment, Vikram S. Pandit, Chairman and CEO of The Orogen Group LLC (an affiliate of the Purchaser), was appointed to Company’s Board of Directors. Refer Note 19 to the consolidated financial statements for details.
At December 31, 2018, the Company had outstanding Notes with a principle amount of $150,000 and interest accrued of $1,313 related to the Investment Agreement.

26. Commitments and Contingencies
Fixed Asset Commitments
At December 31, 2018, the Company has committed to spend approximately $6,277 under agreements to purchase fixed assets. This amount is net of capital advances paid in respect of these purchases.
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
In March 2017, the Company was named as a defendant in a putative class action lawsuit filed in California, which challenged the classification of independent contractors. The parties participated in a mediation in early 2018. As the result of the mediation, a settlement was reached pursuant to which the Company agreed, without admission of wrongdoing, to pay a total of $2,400, of which $1,200 was paid in 2018 and the remainder of which will be paid in 2019. Completion of all matters associated with the lawsuit is expected to occur on or before March 31, 2019.
Contingencies
U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For the US and India, tax year 2015 and subsequent tax years remain open for examination by the tax authorities as of December 31, 2018.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

The aggregate amount demanded by Income tax authorities (net of advance payments, if any) from the Company related to its transfer pricing issues for tax years 2003 to 2014 and its permanent establishment issues for tax years 2003 to 2007 as of December 31, 2018 and 2017 is $18,177 and $18,065, respectively, of which the Company has made payments or provided bank guarantee to the extent $8,171 and $8,573, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,273 and $6,499 as of December 31, 2018 and 2017, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,899 and $2,074 as of December 31, 2018 and 2017, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets.
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

27. Impact of adoption of accounting guidance on prior years’ presentation and disclosures
Effective January 1, 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. Accordingly, for 2017 and 2016, the Company retrospectively included only the service cost component of the net periodic benefit cost in the same line item or items on the consolidated statements of income as other compensation costs arising from services rendered by the respective employees during the period. The other components of net periodic benefit cost, which included interest cost, expected return on plan assets and amortization of actuarial gains/loss, were reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”.
The effect of the adoption of ASU No. 2017-07 (Topic 715) on 2017 and 2016 financial information is summarized as follows:

	Year ended December 31,			Year ended December 31,
	2017			2016
	Previously reported	As revised	Effect of change Increase/(Decrease)	Previously reported	As revised	Effect of change Increase/(Decrease)
Location in consolidated statements of income
Cost of revenues	$495,586	$495,142	$(444)	$447,956	$447,718	$(238)
General and administrative expenses	$102,567	$102,515	$(52)	$88,648	$88,616	$(32)
Selling and marketing expenses	$53,383	$53,379	$(4)	$50,582	$50,579	$(3)
Other income, net	$11,859	$11,359	$(500)	$15,408	$15,135	$(273)

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2018
(In thousands, except share and per share amounts)

	Year ended December 31,			Year ended December 31,
	2017			2016
	Cost of revenues previously reported	Cost of revenues as revised	Effect of change Increase/(Decrease)	Cost of revenues previously reported	Cost of revenues as revised	Effect of change Increase/(Decrease)
Segment information (refer Note 3)
Insurance	$159,529	$159,433	$(96)	$146,203	$146,151	$(52)
Healthcare	$49,483	$49,412	$(71)	$44,098	$44,060	$(38)
TT&L	$41,409	$41,337	$(72)	$41,962	$41,923	$(39)
F&A	$51,445	$51,362	$(83)	$48,302	$48,258	$(44)
All Other	$56,697	$56,638	$(59)	$61,050	$61,019	$(31)
Analytics	$137,023	$136,960	$(63)	$106,341	$106,307	$(34)
Operating Expenses	$194,499	$194,443	$(56)	$173,810	$173,775	$(35)
Foreign exchange gain, interest expense and other income, net	$12,809	$12,309	$(500)	$19,662	$19,389	$(273)

Effective January 1, 2018, the Company adopted ASU 2016-18, Statements of Cash Flows (Topic 230), Restricted Cash. Accordingly, for 2017 and 2016, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows.

The effect of the adoption of ASU No. 2016-18 (Topic 230) on 2017 and 2016 financial information is summarized as follows:

	Year ended December 31,			Year ended December 31,
	2017			2016
	Previously reported	As revised	Effect of change Increase/(Decrease)	Previously reported	As revised	Effect of change Increase/(Decrease)
Consolidated statements of cash flows
Net cash provided by operating activities	$113,140	$113,159	$19	$100,258	$102,395	$2,137
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$3,711	$3,935	$224	$(5,033)	$(5,122)	$(89)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(126,360)	$(126,117)	$243	$7,832	$9,880	$2,048
Cash, cash equivalents and restricted cash - beginning of year	$213,155	$220,394	$7,239	$205,323	$210,514	$5,191
Cash, cash equivalents and restricted cash - end of year	$86,795	$94,277	$7,482	$213,155	$220,394	$7,239