Form 10-Q
period 2019-03-31
ExlService Holdings, Inc.
filed 2019-04-30
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2019, there were 34,341,972 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,688	$95,881
Short-term investments	216,056	184,489
Restricted cash	5,364	5,608
Accounts receivable, net	176,889	164,752
Prepaid expenses	13,145	11,326
Advance income tax, net	11,334	9,639
Other current assets	26,582	28,240
Total current assets	536,058	499,935
Property and equipment, net	73,447	73,510
Operating lease right-of-use assets	89,835	—
Restricted cash	2,575	2,642
Deferred tax assets, net	4,570	6,602
Intangible assets, net	90,008	95,495
Goodwill	350,239	349,984
Other assets	33,164	31,015
Investment in equity affiliate	2,686	2,753
Total assets	$1,182,582	$1,061,936
Liabilities and equity
Current liabilities:
Accounts payable	$4,560	$5,653
Current portion of long-term borrowings	20,876	21,423
Deferred revenue	11,132	7,722
Accrued employee costs	31,954	54,893
Accrued expenses and other current liabilities	65,827	64,169
Current portion of operating lease liabilities	22,306	—
Income taxes payable	595	1,012
Current portion of finance lease obligations	283	223
Total current liabilities	157,533	155,095
Long term borrowings	299,765	263,241
Finance lease obligations, less current portion	492	315
Deferred tax liabilities, net	10,103	8,445
Operating lease liabilities, less current portion	77,060	—
Other non-current liabilities	6,794	16,521
Total liabilities	551,747	443,617
Commitments and contingencies (Refer Note 26)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,256,036 shares issued and 34,365,437 shares outstanding as of March 31, 2019 and 37,850,544 shares issued and 34,222,476 shares outstanding as of December 31, 2018	38	38
Additional paid-in capital	371,144	364,179
Retained earnings	498,939	484,244
Accumulated other comprehensive loss	(77,212)	(83,467)
Total including shares held in treasury	792,909	764,994
Less: 3,890,599 shares as of March 31, 2019 and 3,628,068 shares as of December 31, 2018, held in treasury, at cost	(162,333)	(146,925)
Stockholders’ equity	630,576	618,069
Non-controlling interest	259	250
Total equity	630,835	618,319
Total liabilities and equity	$1,182,582	$1,061,936
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2019	2018
Revenues, net	$239,573	$206,973
Cost of revenues(1)	157,240	138,101
Gross profit(1)	82,333	68,872
Operating expenses:
General and administrative expenses	32,531	29,266
Selling and marketing expenses	18,047	13,952
Depreciation and amortization	13,667	10,504
Impairment charges	1,227	—
Total operating expenses	65,472	53,722
Income from operations	16,861	15,150
Foreign exchange gain, net	1,260	615
Interest expense	(3,582)	(538)
Other income, net	4,423	3,534
Income before income tax expense/(benefit) and earnings from equity affiliates	18,962	18,761
Income tax expense/(benefit)	4,200	(4,453)
Income before earnings from equity affiliates	14,762	23,214
Loss from equity-method investment	67	56
Net income attributable to ExlService Holdings, Inc. stockholders	$14,695	$23,158
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.43	$0.67
Diluted	$0.42	$0.66
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	34,374,815	34,446,265
Diluted	34,833,435	35,302,926

(1) Exclusive of depreciation and amortization.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2019	2018
Net income	$14,695	$23,158
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges, net of taxes $1,189 and ($800), respectively	4,748	(4,214)
Foreign currency translation gain/(loss)	2,680	(7,811)
Reclassification adjustments
Gain on cash flow hedges, net of taxes $354 and ($776), respectively(1)	(1,025)	(1,895)
Retirement benefits, net of taxes $109 and $1, respectively(2)	(148)	(40)
Total other comprehensive income/(loss)	$6,255	$(13,960)
Total comprehensive income	$20,950	$9,198

(1)
These are reclassified to net income and are included either in cost of revenues or operating expenses, as applicable in the unaudited consolidated statements of income. Refer Note 17 to the unaudited consolidated financial statements.

(2)	These are reclassified to net income and are included in other income, net in the unaudited consolidated statements of income. Refer Note 20 to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	37,850,544	$38	$364,179	$484,244	$(83,467)	(3,628,068)	$(146,925)	$250	$618,319
Stock issued against stock-based compensation plans	405,492	—	22	—	—	—	—	—	22
Stock-based compensation	—	—	6,956	—	—	—	—	—	6,956
Acquisition of treasury stock	—	—	—	—	—	(262,531)	(15,408)	—	(15,408)
Allocation of equity component related to issuance costs on convertible senior notes	—	—	(13)	—	—	—	—	—	(13)
Non-controlling interest	—	—	—	—	—	—	—	9	9
Other comprehensive income	—	—	—	—	6,255	—	—	—	6,255
Net income	—	—	—	14,695	—	—	—	—	14,695
Balance as of March 31, 2019	38,256,036	$38	$371,144	$498,939	$(77,212)	(3,890,599)	$(162,333)	$259	$630,835

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2017	36,790,751	$37	$322,246	$427,064	$(45,710)	(2,902,018)	$(103,816)	$224	$600,045
Impact of adoption of ASU 2016-09	—	—	—	454	—	—	—	—	454
Balance as of January 1, 2018	36,790,751	$37	$322,246	$427,518	$(45,710)	(2,902,018)	$(103,816)	$224	$600,499
Stock issued against stock-based compensation plans	778,222	1	430	—	—	—	—	—	431
Stock-based compensation	—	—	5,074	—	—	—	—	—	5,074
Acquisition of treasury stock	—	—	—	—	—	(223,993)	(13,504)	—	(13,504)
Non-controlling interest	—	—	—	—	—	—	—	7	7
Other comprehensive loss	—	—	—	—	(13,960)	—	—	—	(13,960)
Net income	—	—	—	23,158	—	—	—	—	23,158
Balance as of March 31, 2018	37,568,973	$38	$327,750	$450,676	$(59,670)	(3,126,011)	$(117,320)	$231	$601,705

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$14,695	$23,158
Adjustments to reconcile net income to net cash provided/(used for) by operating activities:
Depreciation and amortization	13,724	10,655
Stock-based compensation expense	6,956	5,074
Unrealized gain on short term investments	(3,185)	(2,842)
Unrealized foreign exchange loss/(gain), net	127	(3,319)
Deferred income tax expense	1,049	3,433
Allowance for doubtful accounts receivable	298	(612)
Loss from equity-method investment	67	56
Amortization of non-cash interest expense related to convertible senior notes	600	—
Impairment charges	1,227	—
Others, net	417	28
Change in operating assets and liabilities:
Accounts receivable	(12,016)	(590)
Prepaid expenses and other current assets	591	(2,164)
Advance income tax, net	(2,099)	(13,906)
Other assets	388	(1,789)
Accounts payable	(1,159)	(1,726)
Deferred revenue	3,262	877
Accrued employee costs	(22,436)	(27,655)
Accrued expenses and other liabilities	5,837	3,317
Net cash provided by/(used for) operating activities	8,343	(8,005)

Cash flows from investing activities:
Purchase of property and equipment	(10,878)	(12,680)
Business acquisition (net of cash acquired)	—	(380)
Purchase of investments	(47,683)	(20,310)
Proceeds from redemption of investments	21,361	30,358
Net cash used for investing activities	(37,200)	(3,012)

Cash flows from financing activities:
Principal payments on finance lease obligations	(137)	(42)
Proceeds from borrowings	46,000	12,000
Repayments of borrowings	(10,572)	(5,036)
Payment of debt issuance costs	(97)	—
Acquisition of treasury stock	(15,408)	(13,504)
Proceeds from exercise of stock options	22	431
Net cash provided by/(used for) financing activities	19,808	(6,151)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(455)	(644)
Net decrease in cash, cash equivalents and restricted cash	(9,504)	(17,812)
Cash, cash equivalents and restricted cash at beginning of period	104,131	94,277
Cash, cash equivalents and restricted cash at end of period	$94,627	$76,465
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
2. Summary of Significant Accounting Policies
(a) Basis of Preparation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
(b) Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, expected recoverability from customers with contingent fee arrangements, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, assumptions used to determine incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate lease cost, depreciation and amortization periods,

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

purchase price allocation, recoverability of long-lived assets including goodwill and intangibles, and estimated costs to complete fixed price contracts.

(c) Employee Benefits
Contributions to defined contribution plans are charged to the unaudited consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees.
The Company recognizes its liabilities for compensated absences depending on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.
The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss are classified in “Other income, net”. Refer Note 20 to the unaudited consolidated financial statements for details.
(d) Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Pursuant to the Company’s investment policy, surplus funds are invested in highly-rated debt mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds.
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments (refer Note 26 to the unaudited consolidated financial statements for details). These deposits with banks have maturity dates after March 31, 2020. Restricted cash presented under current assets represents funds held on behalf of clients in dedicated bank accounts.
For purposes of the unaudited statements of cash flows, the Company includes in its cash and cash-equivalent balances those amounts that have been classified as restricted cash and restricted cash equivalents.
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
Adoption of ASU 2014-09 Topic 606, “Revenue from Contracts with Customers” (Topic 606)
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method and applied its guidance to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The effect from the adoption of Topic 606 was not material to the Company's financial statements.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

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

b) In respect of arrangements involving subcontracting, in part or whole of the assigned work, the Company evaluates whether it is in control of the services before the same are transferred to the customer to assess whether it is Principal or Agent in the arrangement based on guidance on “Principal versus agent considerations” in Topic 606.

ii.
Revenues for the Company’s fixed-price contracts are recognized using the proportional performance method when the pattern of performance under the contracts can be reasonably determined. The Company estimates the proportional performance of a contract by comparing the actual number of hours or days worked to the estimated total number of hours or days required to complete each engagement. The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed. The Company regularly monitors its estimates for completion of a project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

iii.
Revenues from the Company's software and related services contracts, which are not significant, are primarily related to maintenance renewals or incremental license fees for additional users. Maintenance revenues are generally recognized on a straight-line basis over the annual contract term. Fees for incremental license without any associated services are recognized upon delivery of the related incremental license. To a lesser extent, software and related services contracts may contain software license, related services and maintenance elements as a multiple element arrangement. In such cases, revenue is allocated to maintenance based on the price charged when that element is sold separately.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

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

Unbilled Receivables
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

Deferred Revenue
The Company has deferred revenue attributable to certain process transition activities, with respect to its customers where such activities do not represent separate performance obligations. Revenues related to such transition activities are contract liabilities classified under “Deferred Revenue” in the Company's unaudited consolidated balance sheets and subsequently recognized ratably over the period in which the related services are performed. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example where the Company does not have persuasive evidence of an arrangement with customer. Costs related to such transition activities are contract fulfillment costs, and thereby classified under “Other Current Assets” and “Other Assets” in the unaudited consolidated balance sheets, and are recognized ratably over the estimated expected period of benefit, under Cost of Revenues in the unaudited consolidated statements of income.
Other incremental and direct costs incurred for acquiring contracts, such as sales commissions are contract acquisition costs and thereby classified under “Other Current Assets” and “Other Assets” in the unaudited consolidated balance sheets. Such costs are amortized over the expected period of benefit and recorded under Selling and marketing expenses in the unaudited consolidated statements of income.
Any upfront payments made to customers are contract assets and classified under “Other Current Assets and Other Assets” in the unaudited consolidated balance sheets. Such costs are amortized over the expected period of benefit and are recorded as an adjustment to transaction price and reduced from revenues.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

Practical expedients and exemptions
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of 1 year or less and (ii) contracts for which the Company recognizes revenue at the amount to which we have the right to invoice for services performed.
Accounts Receivable
We record accounts receivable net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of aging of accounts receivables, prior collection experience, current market conditions, clients’ financial condition and the amount of accounts receivables in dispute to estimate the collectability of these accounts receivables.

(f) Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current portion of operating lease liabilities and operating lease liabilities, less current portion in the Company's unaudited consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease obligations and finance lease obligations, less current portion in the Company's unaudited consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately.

On January 1, 2019, the date of initial application, the Company adopted, Leases (Topic 842), using the modified retrospective method. The modified retrospective method provides a method of recording those leases which had not expired as of the date of adoption of January 1, 2019. The prior period unaudited consolidated financial statements have not been retrospectively adjusted and continues to be reported under Topic 840.

The Company elected the practical expedient permitted under the transition guidance under Topic 842, which amongst other matters, allowed the Company (i) not to apply the recognition requirements to short-term leases (leases with a lease term of 12 months or less), (ii) not to reassess whether any expired or existing contracts are or contain leases, (iii) not to reassess the lease classification for any expired or existing leases, and (iv) not to reassess initial direct costs for any existing leases.

The adoption resulted in the recognition of ROU assets of $80,328, net of deferred rent of $8,626 and lease liabilities of $88,954 for operating leases as of January 1, 2019. The Company's accounting for finance leases remained substantially unchanged. The adoption had no impact on opening balance of retained earnings.

Refer Note 21 to the unaudited consolidated financial statements for details.

(g) Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost of the financial asset(s) so as to present the net carrying value at the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendment should be applied through a modified retrospective approach. Early adoption as of the fiscal years beginning

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

after December 15, 2018 is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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

(h) Recently Adopted Accounting Pronouncements
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases. Lease arrangements exceeding a twelve months term should be recognized as assets with corresponding liabilities on the balance sheet of the lessee. This ASU requires recognition of an ROU asset and lease obligation for those leases classified as operating leases under Topic 840, while the income statement will reflect lease expense for operating leases. The balance sheet amounts recorded for existing operating leases at the date of adoption of this ASU must be calculated using the applicable incremental borrowing rate. The Company adopted Topic 842 as of January 1, 2019 using the modified retrospective method provided by ASU 2018-11. The adoption had a material impact on the Company's unaudited consolidated balance sheets, but did not have a material impact on the Company's unaudited consolidated income statements and unaudited consolidated statements of cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. Refer Note 21 to the unaudited consolidated financial statements for details.
In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842), which provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company adopted Topic 842 as of January 1, 2019 using this ASU. Refer Note 21 to the unaudited consolidated financial statements for details.
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

Revenues and cost of revenues for the three months ended March 31, 2019 and 2018, respectively, for each of the reportable segments, are as follows:

	Three months ended March 31, 2019
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$69,038	$20,569	$17,425	$25,724	$19,856	$86,961	$239,573
Cost of revenues(1)	46,692	16,995	9,800	14,274	12,577	56,902	157,240
Gross profit(1)	$22,346	$3,574	$7,625	$11,450	$7,279	$30,059	$82,333
Operating expenses							65,472
Foreign exchange gain, interest expense and other income, net							2,101
Income tax expense							4,200
Loss from equity-method investment							67
Net income							$14,695

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

	Three months ended March 31, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$63,903	$22,797	$17,499	$23,972	$21,700	$57,102	$206,973
Cost of revenues(1)	42,427	17,242	10,443	14,729	15,185	38,075	138,101
Gross profit(1)	$21,476	$5,555	$7,056	$9,243	$6,515	$19,027	$68,872
Operating expenses							53,722
Foreign exchange gain, interest expense and other income, net							3,611
Income tax benefit							(4,453)
Loss from equity-method investment							56
Net income							$23,158
(1) Exclusive of depreciation and amortization.

Revenues, net by service type, were as follows:

	Three months ended March 31,
	2019	2018
BPM and related services(1)	$152,612	$149,871
Analytics services	86,961	57,102
Revenues, net	$239,573	$206,973

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and the consulting operating segment, which provides services related to operations management services. Refer reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended March 31,
	2019	2018
Revenues, net
United States	$196,104	$171,198
Non-United States
United Kingdom	29,101	28,016
Rest of World	14,368	7,759
Total Non-United States	43,469	35,775
Revenues, net	$239,573	$206,973

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

Property and equipment, net by geographic area, were as follows:

	As of
	March 31, 2019	December 31, 2018
Property and equipment, net
India	$34,527	$36,152
United States	27,210	28,254
Philippines	7,703	5,985
Rest of World	4,007	3,119
Property and equipment, net	$73,447	$73,510

4. Revenues, net
Adoption of ASU 2014-09 Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method and applied its guidance to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.
The effect from the adoption of Topic 606 was not material to the Company financial statements.
Refer Note 3 to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	March 31, 2019	December 31, 2018
Accounts receivable, net	$176,889	$164,752
Contract assets	$5,241	$5,445
Contract liabilities:
Deferred revenue (advance payments portion)	$8,906	$6,345
Consideration received from customer for transitions activities	$1,495	$1,669

Accounts receivable includes $75,832 and $63,952 as of March 31, 2019 and December 31, 2018, respectively, representing amounts not billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
Contract assets represents upfront payments made to customers.
Contract liabilities represents that portion of deferred revenue for which payments have been received in advance from customers including revenues attributable to certain process transition activities for which costs have been capitalized by the Company as contract fulfillment costs. The contract liabilities are included within deferred revenues in the unaudited consolidated balance sheet and are recognized as revenue as (or when) the performance obligation is fulfilled under the contract.
Revenue recognized during the three months ended March 31, 2019 and 2018 that was included in the contract liabilities balance at the beginning of the period was $2,777 and $3,710 respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

Contract acquisition costs
The Company had contract acquisition costs of $513 as of March 31, 2019 and $713 as of December 31, 2018. Further, there was no additional capitalization made during the three months ended March 31, 2019. The Company amortized $200 and $73 during the three months ended March 31, 2019 and 2018, respectively. There was no impairment loss in relation to costs capitalized. The capitalized costs will be amortized on a straight-line basis over the life of contract.
Contract fulfillment costs
The Company had deferred contract fulfillment costs relating to transition activities amounting to $4,472 as of March 31, 2019 and $4,051 as of December 31, 2018. Further, we capitalized an additional $726 during the three months ended March 31, 2019. The Company amortized $305 and $111 during the three months ended March 31, 2019 and 2018, respectively. There was no impairment loss in relation to costs capitalized. The capitalized costs will be amortized on a straight-line basis over the life of contract.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2019	2018
Numerator:
Net income	$14,695	$23,158
Denominators:
Basic weighted average common shares outstanding	34,374,815	34,446,265
Dilutive effect of share based awards	458,620	856,661
Diluted weighted average common shares outstanding	34,833,435	35,302,926
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.43	$0.67
Diluted	$0.42	$0.66
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	425,432	148,522

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

6. Cash, Cash Equivalents and Restricted Cash
For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	March 31, 2019	March 31, 2018
Cash and cash equivalents	$86,688	$69,955
Restricted cash (current)	5,364	2,727
Restricted cash (non-current)	2,575	3,783
Cash, cash equivalents and restricted cash	$94,627	$76,465

7. Other Income, net
Other income, net consists of the following:

	Three months ended March 31,
	2019	2018
Interest and dividend income	$796	$308
Gain on sale and mark-to-market of mutual funds	3,526	3,133
Others, net	101	93
Other income, net	$4,423	$3,534

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	March 31, 2019	December 31, 2018
Owned Assets:
Network equipment and computers	3-5	$88,566	$85,921
Software	3-5	71,419	69,752
Leasehold improvements	3-8	40,312	39,533
Office furniture and equipment	3-8	20,783	20,097
Motor vehicles	2-5	719	635
Buildings	30	1,150	1,140
Land	—	753	746
Capital work in progress	—	12,596	11,026
		236,298	228,850
Less: Accumulated depreciation and amortization		(163,600)	(155,798)
		$72,698	$73,052
Right-of-use assets under finance leases:
Leasehold improvements		$794	$778
Office furniture and equipment		344	53
Motor vehicles		707	628
		1,845	1,459
Less: Accumulated depreciation and amortization		(1,096)	(1,001)
		$749	$458
Property and equipment, net		$73,447	$73,510
Capital work in progress represents advances paid towards acquisition of property and equipment and cost incurred to develop software not yet ready to be placed in service.

During the three months ended March 31, 2019, there were no changes in estimated useful lives of property and equipment.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2019	2018
Depreciation and amortization expense	$8,139	$6,557

Effective January 1, 2017, the depreciation and amortization expenses set forth above includes the effect of foreign exchange gain/(loss) upon settlement of cash flow hedges, amounting to $57 and $151 for the three months ended March 31, 2019 and 2018, respectively. Refer Note 17 to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

Internally developed software costs, included under Software, was as follows:

	As of
	March 31, 2019	December 31, 2018
Cost	$9,457	$8,783
Less : Accumulated amortization	(2,889)	(2,393)
Internally developed software, net	$6,568	$6,390

During the three months ended March 31, 2019, the Company performed an impairment test of its long-lived assets of its Health Integrated business. Based on the results, the long-lived assets carrying value exceeded their fair value. The primary factor contributing to a reduction in the fair value is the commencement of the wind down of the Health Integrated business, and an anticipated reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized a provisional impairment charge of $1,227 during the three months ended March 31, 2019 to write down the carrying value of internally developed software to its fair value. This impairment loss was recorded in the unaudited consolidated statements of income under "impairment charges".

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31
	2019	2018
Amortization expense	$647	$218

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

Pursuant to the Company’s business combinations accounting policy, the total purchase consideration for SCIO was allocated to identifiable net tangible and intangible assets based upon their preliminary fair values. The excess of the purchase consideration over fair value of identifiable net tangible and intangible assets was recorded as goodwill. In order to allocate the consideration transferred for SCIO, the fair values of all identifiable assets and liabilities were established. For accounting and financial reporting

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

purposes, fair value is defined under ASC No. 820, Fair Value Measurement and Disclosure, as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.

The fair value of assets acquired and liabilities assumed from the acquisition of SCIO is based on a preliminary valuation. The primary areas of the purchase price that are not yet finalized are related to direct and indirect taxes, and, as such, the Company's estimates and assumptions are subject to change within the measurement period.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

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

Acquisition-related costs

Acquisition-related costs are being expensed as incurred and are included in general and administrative expenses in the unaudited consolidated statements of income. The Company recognized acquisition-related costs, which were incurred to effect business combination, for its SCIO and Health Integrated acquisitions of $nil and $363 during the three months ended March 31, 2019 and 2018, respectively.
Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance at January 1, 2018	$38,333	$35,233	$13,679	$48,372	$5,326	$63,538	$204,481
Acquisitions	—	—	—	—	—	163,751	163,751
Measurement period adjustments	—	(1,728)	—	—	—	—	(1,728)
Currency translation adjustments	(130)	—	(982)	(1,179)	—	—	(2,291)
Impairment charges	—	(14,229)	—	—	—	—	(14,229)
Balance at December 31, 2018	$38,203	$19,276	$12,697	$47,193	$5,326	$227,289	$349,984
Currency translation adjustments	45	—	95	115	—	—	255
Balance at March 31, 2019	$38,248	$19,276	$12,792	$47,308	$5,326	$227,289	$350,239

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

As of March 31, 2019, the Company believes no other goodwill impairment exists, apart from the impairment charges discussed above, and that the remaining goodwill is recoverable for all of its reporting units; however, there can be no assurances that additional goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$129,832	$(59,826)	$(5,549)	$64,457
Leasehold benefits	2,668	(2,636)	—	32
Developed technology	37,182	(16,279)	—	20,903
Non-compete agreements	2,045	(1,975)	—	70
Trade names and trademarks	9,643	(5,719)	(278)	3,646
	$181,370	$(86,435)	$(5,827)	$89,108
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	—	900
Total intangible assets	$182,270	$(86,435)	$(5,827)	$90,008

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$129,790	$(56,367)	$(5,549)	$67,874
Leasehold benefits	2,644	(2,567)	—	77
Developed technology	37,154	(14,653)	—	22,501
Non-compete agreements	2,045	(1,937)	—	108
Trade names and trademarks	9,639	(5,326)	(278)	4,035
	$181,272	$(80,850)	$(5,827)	$94,595
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	—	900
Total intangible assets	$182,172	$(80,850)	$(5,827)	$95,495

The amortization expense for the period is as follows:

	Three months ended March 31,
	2019	2018
Amortization expense	$5,528	$3,947

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

recoverable, and an impairment charge was recorded to the extent that carrying value exceeded estimated fair value. This impairment charge was recorded in the consolidated statements of income under "impairment charges". Subsequent to the impairment test, Health Integrated reporting unit’s customer relationships and trademarks intangibles assets were reduced to $nil as of December 31, 2018.
The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	7.84
Leasehold benefits	0.17
Developed technology	4.17
Non-compete agreements	0.47
Trade names and trademarks (Finite lived)	2.92

Estimated future amortization expense related to intangible assets as of March 31, 2019 is as follows:
2019 (April 1 - December 31)	$16,034
2020	14,452
2021	12,749
2022	11,334
2023	9,045
2024 and thereafter	25,494
Total	$89,108

10. Investment in Equity Affiliate
On December 12, 2017, the Company acquired preferred stock in Corridor Platform Inc. (“Corridor”), a big data credit risk management platform for $3,000. The Company has determined that based on its ownership interest and other rights, Corridor is an equity method affiliate. The Company has the right and option to acquire additional preferred stock from Corridor as per the terms of the agreement. The Company's proportionate share of net loss for the three months ended March 31, 2019 and 2018 was $67 and $56, respectively.
11. Other Current Assets
Other current assets consist of the following:

	As of
	March 31, 2019	December 31, 2018
Derivative instruments	$4,601	$4,059
Advances to suppliers	1,643	2,910
Receivables from statutory authorities	13,889	14,145
Contract assets	1,217	1,201
Deferred contract fulfillment costs	1,246	1,236
Others	3,986	4,689
Other current assets	$26,582	$28,240

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

12. Other Assets
Other assets consist of the following:

	As of
	March 31, 2019	December 31, 2018
Lease deposits	$8,949	$8,891
Derivative instruments	3,824	1,971
Deposits with statutory authorities	6,315	6,259
Term deposits	325	315
Contract assets	4,024	4,244
Deferred contract fulfillment costs	3,226	2,815
Others	6,501	6,520
Other assets	$33,164	$31,015

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2019	December 31, 2018
Accrued expenses	$42,335	$44,711
Derivative instruments	2,046	3,204
Client liabilities	6,632	6,933
Other current liabilities	14,814	9,321
Accrued expenses and other current liabilities	$65,827	$64,169

14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	March 31, 2019	December 31, 2018
Derivative instruments	$1,243	$3,075
Unrecognized tax benefits	804	804
Deferred rent	—	7,834
Retirement benefits	3,791	3,616
Deferred transition revenue	713	945
Others	243	247
Other non-current liabilities	$6,794	$16,521

15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC topic 815. Changes in the fair values of forward

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

contracts are recognized in accumulated other comprehensive loss on the Company's unaudited consolidated balance sheet until the settlement of those contracts. The balances as of March 31, 2019 and December 31, 2018 are as follows:

	As of
	March 31, 2019	December 31, 2018
Cumulative foreign currency translation loss	$(81,425)	$(84,105)
Unrealized gain/(loss) on cash flow hedges, net of taxes of $1,658 and $115, respectively	3,390	(333)
Retirement benefits, net of taxes of $56 and ($53), respectively	823	971
Accumulated other comprehensive loss	$(77,212)	$(83,467)

16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2019 and December 31, 2018.

As of March 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$168,693	$—	$—	$168,693
Derivative financial instruments	—	8,425	—	8,425
Total	$168,693	$8,425	$—	$177,118
Liabilities
Derivative financial instruments	$—	$3,289	$—	$3,289
Total	$—	$3,289	$—	$3,289

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$142,408	$—	$—	$142,408
Derivative financial instruments	—	6,030	—	6,030
Total	$142,408	$6,030	$—	$148,438
Liabilities
Derivative financial instruments	$—	$6,279	$—	$6,279
Total	$—	$6,279	$—	$6,279

* Represents short-term investments carried on fair value option under ASC 825 “Financial Instruments” as of March 31, 2019 and December 31, 2018.
Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer Note 17 to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

Financial instruments not carried at fair value:
The Company’s other financial instruments not carried at fair value consist primarily of accounts receivable, accounts payable and accrued expenses for which fair values approximate their carrying amounts due to their short-term nature.
Convertible Senior Notes:
The total estimated fair value of the convertible senior notes as of March 31, 2019 and December 31, 2018 was $137,374 and $130,510, respectively. The fair value was determined based on the market yields for similar Notes as of the March 31, 2019 and December 31, 2018. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.
17. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $410,189 (including $6,250 of range forward contracts) as of March 31, 2019 and $362,435 (including $6,900 of range forward contracts) as of December 31, 2018.
Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) are recorded along with the underlying hedged item in the same line of unaudited consolidated statements of income as either part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, “Depreciation and amortization”, as applicable.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/(loss). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $100,204 and GBP 12,767 as of March 31, 2019 and amounted to $125,503, GBP 15,616 and EUR 512 as of December 31, 2018.
The Company estimates that approximately $2,467 of net derivative gains, excluding tax effects, included in accumulated other comprehensive loss representing changes in the value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2019. At March 31, 2019, the maximum outstanding term of the cash flow hedges was 45 months.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	March 31, 2019	December 31, 2018
Other current assets	$4,467	$4,022
Other assets	$3,824	$1,971
Accrued expenses and other current liabilities	$2,000	$3,137
Other non-current liabilities	$1,243	$3,075

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	March 31, 2019	December 31, 2018
Other current assets	$134	$37
Accrued expenses and other current liabilities	$46	$67

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
Forward Exchange Contracts:	2019	2018
Gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$5,937	$(5,014)

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$1,396	$(2,928)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended March 31,
	2019		2018
	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$157,240	$531	$138,101	$2,145
General and administrative expenses	$32,531	80	$29,266	331
Selling & marketing expenses	$18,047	7	$13,952	33
Depreciation & amortization	$13,667	53	$10,504	162
		$671		$2,671

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,260	$1,396	$615	$(2,928)
	$1,260	$1,396	$615	$(2,928)

18. Borrowings
Revolver Credit Agreement
On November 21, 2017, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a $200,000 revolving credit facility (the “Credit Facility”) with an option to increase the commitments by up to $100,000, subject to certain approvals and conditions as set forth in the Credit Agreement. The Credit Agreement also includes a letter of credit sub facility. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, the Company exercised its option under the Credit Agreement to increase the commitments by $100,000 thereby utilizing the entire revolver under the Credit Facility of $300,000, to fund SCIO acquisition. The incremental commitments were made pursuant to (and constitute part of) the existing commitments and shall be subject to the terms and conditions applicable to the existing commitments as set forth in the Credit Agreement.
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee, which is also tied to the Company’s total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 3.9% and 3.3% per annum during the three months ended March 31, 2019 and 2018.
Obligations under the Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement contains a covenant to not permit the interest coverage ratio (the ratio of EBITDA to cash interest expense) or the total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $50,000 to EBITDA) for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of March 31, 2019, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.

The Company entered into a second amendment (the “Amendment”) to its Credit Agreement, as amended, among the Company, as borrower, with certain lenders, and Citibank, N.A. as Administrative Agent to, among other things, permit the issuance by the Company of the convertible notes, and settlement upon maturity or conversion thereof, in accordance with the Investment Agreement, the indenture dated as of October 4, 2018 and the other documents entered into in connection therewith.
As of March 31, 2019, the Company had outstanding indebtedness under the credit facility of $186,000, of which $20,000 is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $166,000 is included under “long-term borrowings” in the unaudited consolidated balance sheets. As of December 31, 2018, the Company had an outstanding indebtedness under the credit facility of $150,000, of which $20,000 was included under “current portion of long-term borrowings,” and the balance of $130,000 was included under “long-term borrowings” in the consolidated balance sheets.
The Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the credit facility. The unamortized debt issuance costs as of March 31, 2019 and December 31, 2018 was $942 and $1,006, respectively, and is included under "other current assets" and “other assets” in the unaudited consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the three months ended March 31, 2019, the Company recognized interest expense of $1,313. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require that the Company to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Company may redeem the principal amount of the Notes, at its option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the Company’s exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption).The Company may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company used the proceeds from the issuance of Notes to repay $150,000 of its outstanding borrowings under the Credit Facility.
The net proceeds from the issuance of Notes were approximately $149,000, after deducting debt issuance costs of $1,000 and offering expenses of approximately $442 paid by the Company. These transaction and debt issuance costs were allocated between the liability and equity components based on their relative values. The transaction costs and debt issuance costs allocated to the liability and equity components were $1,279 and $163 respectively. The debt issuance costs allocated to the liability component are deferred and amortized as an adjustment to interest expense over the term of the Notes. The unamortized debt issuance costs

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

is presented as a direct reduction from the Notes in the unaudited consolidated balance sheets. The unamortized debt issuance costs as of March 31, 2019 and December 31, 2018 was $1,178 and $1,127, respectively.
The Company accounted for the liability and equity components of the Notes separately to reflect its non-convertible debt borrowing rate. The estimated fair value of the liability component at issuance of $133,077 was determined using a discounted cash flow technique, which considered debt issuances with similar features of the Company’s debt, excluding the conversion feature. The resulting effective interest rate for the Notes was 5.75% per annum. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $16,923 was allocated to the conversion feature (equity component, recorded as additional paid-in capital) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. The discount is being amortized to interest expense over a six-year period ending October 1, 2024 (the expected life of the liability component) using the effective interest method. During the three months ended March 31, 2019, the Company amortized $600 of the discount to interest expense. At the time of issuance, the Company evaluated the Notes in accordance with ASC 815-15 and determined that the Notes contain a single embedded derivative, being the call option having market interest rates as underlying, which does not require bifurcation as the features clearly and closely related to the host instrument. The Company determined that the value of this embedded derivative was nominal as of the date of issuance.
Borrowings also includes structured payables which are in the nature of debt, amounting to $1,542 and $2,114 as of March 31, 2019 and December 31, 2018, respectively, of which $876 and $1,423 is included under "current portion of long-term borrowings", $666 and $691, respectively, under "long-term borrowings" in the unaudited consolidated balance sheets.
Future principal payments/maturities for all of the Company's borrowings as of March 31, 2019 were as follows:

	Notes	Revolver Credit	Structured Payables	Total
2019 (April - December)	$—	$15,000	$876	$15,876
2020	—	26,000	666	26,666
2021	—	28,000	—	28,000
2022	—	117,000	—	117,000
2023	—	—	—	—
Thereafter	150,000	—	—	150,000
Total	$150,000	$186,000	$1,542	$337,542

19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended March 31, 2019 and 2018, the Company acquired 22,666 and 41,811 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $1,408 and $2,565, respectively. The weighted average purchase price per share of $62.11 and $61.34, respectively, was the average of the high and low price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

The approval increased the 2017 authorization from $20,000 to $40,000 and authorizes stock repurchases of up to $40,000 in each of 2018 and 2019.
During the three months ended March 31, 2019, the Company purchased 239,865 shares of its common stock, for an aggregate purchase price of approximately $14,000, including commissions, representing an average purchase price per share of $58.37 under the 2017 Repurchase Program.
During the three months ended March 31, 2018, the Company purchased 182,182 shares of its common stock, for an aggregate purchase price of approximately $10,939, including commissions, representing an average purchase price per share of $60.05 under the 2017 Repurchase Programs.
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
Components of net periodic benefit cost:

	Three months ended March 31,
	2019	2018
Service cost	$487	$438
Interest cost	219	180
Expected return on plan assets	(142)	(124)
Amortization of actuarial (gain)/loss	(39)	(39)
Net periodic benefit cost	$525	$455

The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 7.8% per annum on these Gratuity Plans for the three months ended March 31, 2019.

Change in Plan Assets
Plan assets at January 1, 2019	$7,420
Actual return	150
Employer contribution	—
Benefits paid*	(130)
Effect of exchange rate changes	67
Plan assets at March 31, 2019	$7,507

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

*Benefit payments were substantially made through the plan assets during the three months ended March 31, 2019.
The Company maintains several 401(k) plans (the "401(k) Plans") under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. The Company accrued for contributions to the 401(k) Plans of $1,213 and $1,230 for the three months ended March 31, 2019 and 2018, respectively.
During the three months ended March 31, 2019 and 2018, the Company contributed $2,004 and $1,914, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, and Singapore.
21. Leases
The Company finances its use of certain motor vehicles and other equipment under various lease arrangements provided by financial institutions. The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates.
The Company has performed an evaluation of its contracts with suppliers in accordance with Topic 842 and has determined that, except for leases for office facilities, motor vehicles and other equipments as described above, none of the Company’s contracts contain a lease.
Supplemental balance sheet information

As of
March 31, 2019
Operating Lease
Operating lease right-of-use assets	$89,835

Operating lease liabilities - Current	$22,306
Operating lease liabilities - Non-current	77,060
Total operating lease liabilities	$99,366

Finance Lease
Property and equipment, gross	$1,845
Accumulated depreciation	(1,096)
Property and equipment, net	$749

Finance lease liabilities - Current	$283
Finance lease liabilities - Non-current	492
Total finance lease liabilities	$775

The components of lease cost, which are included in the Company's unaudited consolidated statements of income, are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

Lease cost	Three months ended March 31, 2019
Finance lease:
Amortization of right-of-use assets	$95
Interest on lease liabilities	25
Operating lease (a)	7,017
Total lease cost	$7,137
Operating lease cost for leases classified as such under Topic 840 for the three months ended March 31, 2018 was $6,422.
(a) Includes short-term leases, which are immaterial.

Supplemental cash flow and other information related to leases are as follows:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities :
Operating cash flows from operating leases	$5,199
Operating cash flows from finance leases	$20
Financing cash flows from finance leases	$137
Weighted-average remaining lease term
Finance lease	2.9 years
Operating lease	6.4 years
Weighted-average discount rate
Finance lease	8.7%
Operating lease	7.3%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, applicable to the respective geographies where the leases were entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.

Maturities of lease liabilities as of March 31, 2019 are as follows:

	Operating Leases	Finance Leases
2019 (April 1 - December 31)	$17,904	$286
2020	22,265	294
2021	19,545	200
2022	17,251	94
2023	15,071	73
2024	12,754	3
2025 and thereafter	23,372	—
Total lease payments	128,162	950
Less: Imputed interest	28,796	175
Present value of lease liabilities	99,366	775

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

Maturities of minimum lease payments as of December 31, 2018 are as follows:

During the next twelve months ending December 31,	Operating Leases	Capital Leases
2019	$23,431	$283
2020	20,039	163
2021	16,924	120
2022	14,804	58
2023	12,859	49
2024	11,114	—
2025 and thereafter	15,000	—
Total minimum lease payment	$114,171	$673
Less: Imputed interest	NA	135
Present value of minimum lease payments	NA	538
Less: Current portion	NA	223
Long term capital lease obligation	NA	$315

22. Income Taxes
The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company recorded income tax expense (benefit) of $4,200 and $(4,453) for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate increased from (23.7)% during the three months ended March 31, 2018 to 22.1% during the three months ended March 31, 2019 primarily as a result of (i) an adjustment of $4,836 reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the three months ended March 31, 2018, and (ii) the recording of excess tax benefits related to stock awards of $4,827 pursuant to ASU No. 2016-09 during the three months ended March 31, 2018 compared to $1,015 during the three months ended March 31, 2019.
23. Stock-Based Compensation
The following costs related to the Company’s stock-based compensation plans are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2019	2018
Cost of revenues	$1,326	$1,093
General and administrative expenses	2,975	2,250
Selling and marketing expenses	2,655	1,731
Total	$6,956	$5,074

As of March 31, 2019, the Company had 2,671,960 shares available for grant under the 2018 Omnibus Incentive Plan.
Stock Options

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2018	162,475	$20.21	$5,267	2.24
Granted	—	—	—	—
Exercised	(2,500)	8.75	131	—
Forfeited	—	—	—	—
Outstanding at March 31, 2019	159,975	$20.39	$6,341	2.03
Vested and exercisable at March 31, 2019	159,975	$20.39	$6,341	2.03

The unrecognized compensation cost for unvested options as of March 31, 2019 was $nil.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2018*	103,623	$42.68	953,578	$51.81
Granted	—	—	449,523	64.26
Vested	(48,854)	35.91	(354,138)	46.01
Forfeited	—	—	(21,623)	55.19
Outstanding at March 31, 2019*	54,769	$48.72	1,027,340	$59.19
* As of March 31, 2019 and December 31, 2018 restricted stock units vested for which the underlying common stock is yet to be issued are 155,753 and 155,753, respectively.
As of March 31, 2019, unrecognized compensation cost of $58,948 is expected to be expensed over a weighted average period of 3.11 years.
Performance Based Stock Awards
Performance based restricted stock unit (the “PRSUs”) activity under the Company’s stock-based compensation plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2018	100,353	$54.07	100,336	$62.43
Granted	54,062	64.33	54,053	92.13
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2019	154,415	$57.66	154,389	$72.83

As of March 31, 2019, unrecognized compensation cost of $16,647 is expected to be expensed over a weighted average period of 2.26 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

24. Exit Costs

The Company commenced the process of substantially winding down of the operations of the Health Integrated business, which is reported within the Healthcare reportable segment. The Company had previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, the operating results of this business were significantly below the Company’s estimates and future estimated cash flows are impacted due to loss of customer contracts and cost pressures, and the Company continues to incur losses from this business. The Company anticipates the wind down process to be substantially completed by the end of 2019. The Company is currently in the process of making a determination of (i) the amount or range of amounts of each major type of costs that will be incurred or (ii) the amount or range of amounts of costs that will result in future cash expenditures.

25. Related Party Disclosures
The Company provides consulting services to PharmaCord, LLC. One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of $nil and $199 in the three months ended March 31, 2019 and 2018, respectively, for services provided.
As of March 31, 2019 and December 31, 2018, the Company had accounts receivable of $nil and $5, respectively, related to these services.
On October 1, 2018, the Company entered into the Investment Agreement with the Purchaser relating to the issuance to the Purchaser of $150,000 aggregate principal amount of the Notes. In connection with the investment, Vikram S. Pandit, Chairman and CEO of The Orogen Group LLC (an affiliate of the Purchaser), was appointed to Company’s Board of Directors.
During the quarter ended March 31, 2019, the Company reimbursed $35 to The Orogen Group LLC in connection with legal costs.
The Company had outstanding Notes with a principle amount of $150,000 as of March 31, 2019 and December 31, 2018 and interest accrued of $2,625 and $1,313 as of March 31, 2019 and December 31, 2018, respectively, related to the Investment Agreement. Refer Note 18 to the unaudited consolidated financial statements for details.

26. Commitments and Contingencies
Fixed Asset Commitments
At March 31, 2019, the Company has committed to spend approximately $9,552 under agreements to purchase property and equipment. This amount is net of capital advances paid in respect of these purchases.
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

In March 2017, the Company was named as a defendant in a putative class action lawsuit filed in California, which challenged the classification of independent contractors. The parties participated in a mediation in early 2018. As the result of the mediation, a settlement was reached pursuant to which the Company agreed, without admission of wrongdoing, to pay a total of $2,400, of which $1,200 was paid in 2018 and the remainder has been paid during the three months ended March 31, 2019.

Contingencies
U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2019
(In thousands, except share and per share amounts)

among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For the U.S. and India, tax year 2015 and subsequent tax years remain open for examination by the tax authorities as of March 31, 2019.

The aggregate amount demanded by Income tax authorities (net of advance payments, if any) from the Company related to its transfer pricing issues for tax years 2003 to 2014 and its permanent establishment issues for tax years 2003 to 2007 as of March 31, 2019 and December 31, 2018 is $17,863 and $18,177, respectively, of which the Company has made payments or provided bank guarantee to the extent $8,244 and $8,171, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,328 and $6,273 as of March 31, 2019 and December 31, 2018, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,916 and $1,899 as of March 31, 2019 and December 31, 2018, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheets.

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Some of the statements in the following discussion are forward looking statements. Dollar amounts within Item 2 are presented as actual, rounded, dollar amounts.
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
These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.
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

On July 1, 2018, we completed the acquisition of SCIO pursuant to the Merger Agreement. The acquisition of SCIO is included in the Analytics reportable segment. SCIO is a health analytics solution and services company serving over 100 healthcare organizations representing over 130 million covered lives across the continuum, including providers, health plans, pharmacy benefit managers, employers, health services and global life sciences companies.

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
Revenues
For the three months ended March 31, 2019, we had revenues of $239.6 million compared to revenues of $207.0 million for the three months ended March 31, 2018, an increase of $32.6 million, or 15.8%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating 81.9% and 12.1%, respectively, of our total revenues for the three months ended March 31, 2019, and 82.7% and 13.5%, respectively, of our revenues for the three months ended March 31, 2018.
For the three months ended March 31, 2019 and 2018, our total revenues from our top ten clients accounted for 38.4% and 39.6% of our total revenues, respectively. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.

Our Business
We provide operations management and analytics services. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S., Europe and Australia.
Operations Management Services: We provide our clients with a range of operations management services principally in the insurance, healthcare, travel, transportation and logistics, banking and financial services and utilities sectors, among others, as well as cross-industry operations management services, such as finance and accounting services. We also provide services related to operations management, through our Consulting services that provides industry-specific digital transformational services.
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
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(dollars in millions)
Revenues, net	$239.6	$207.0
Cost of revenues(1)	157.3	138.1
Gross profit(1)	82.3	68.9
Operating expenses:
General and administrative expenses	32.5	29.2
Selling and marketing expenses	18.0	14.0
Depreciation and amortization	13.7	10.5
Impairment charges	1.2	—
Total operating expenses	65.4	53.7
Income from operations	16.9	15.2
Foreign exchange gain, net	1.3	0.6
Interest expense	(3.6)	(0.5)
Other income, net	4.4	3.5
Income before income tax expense/(benefit) and earnings from equity affiliates	19.0	18.8
Income tax expense/(benefit)	4.2	(4.5)
Income before earnings from equity affiliates	14.8	23.3
Loss from equity-method investment	0.1	0.1
Net income attributable to ExlService Holdings, Inc. stockholders	$14.7	$23.2

(1) Exclusive of depreciation and amortization.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,			Percentage change
	2019	2018	Change
	(dollars in millions)
Insurance	$69.0	$63.9	$5.1	8.0%
Healthcare	20.6	22.8	(2.2)	(9.8)%
Travel, Transportation and Logistics	17.4	17.5	(0.1)	(0.4)%
Finance and Accounting	25.7	24.0	1.7	7.3%
All Other	19.9	21.7	(1.8)	(8.5)%
Analytics	87.0	57.1	29.9	52.3%
Total revenues, net	$239.6	$207.0	$32.6	15.8%
Revenues for the three months ended March 31, 2019 were $239.6 million, up $32.6 million, or 15.8%, compared to the three months ended March 31, 2018.
Revenue growth in Insurance of $5.1 million was primarily driven by expansion of business from our new and existing clients of $6.4 million. This was partially offset by $1.3 million mainly attributable to the depreciation of the Indian rupee and Australian dollar against the U.S. dollar during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Insurance revenues were 28.8% and 30.9% of our total revenues in the three months ended March 31, 2019 and March 31, 2018, respectively.
Revenue decline in Healthcare of $2.2 million was primarily driven by lower revenues from our Health Integrated business. Healthcare revenues were 8.6% and 11.0% of our total revenues in the three months ended March 31, 2019 and March 31, 2018, respectively.
Revenue decline in Travel, Transportation and Logistics ("TT&L") of $0.1 million was primarily driven by $0.3 million attributable to the depreciation of the Indian rupee and Philippine peso against the U.S. dollar during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This was partially offset by $0.2 million attributable to expansion of business from our existing clients. TT&L revenues were 7.3% and 8.5% of our total revenues in the three months ended March 31, 2019 and March 31, 2018, respectively.
Revenue growth in Finance and Accounting ("F&A") of $1.7 million was driven by net volume increases from our new and existing clients of $2.4 million. This was partially offset by $0.7 million mainly attributable to the depreciation of the Indian rupee against the U.S. dollar during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. F&A revenues were 10.7% and 11.6% of our total revenues in the three months ended March 31, 2019 and March 31, 2018, respectively.
Revenue decline in All Other of $1.8 million was primarily driven by lower revenues of $0.8 million in our Banking and Financial Services operating segment and $0.3 million in our Consulting operating segment, partially offset by higher revenue of $0.1 million in our Utilities operating segment. Further decline of $0.8 million was due to the depreciation of the Indian rupee against the U.S. dollar and depreciation of U.K. pound sterling against the U.S. dollar. All Other revenues were 8.3% and 10.5% of our total revenues in the three months ended March 31, 2019 and March 31, 2018, respectively.
Revenue growth in Analytics of $29.9 million was primarily driven by our acquisition of SCIO in July 2018 contributing $19.1 million. The remaining increase of $11.3 million was attributable to our recurring- and project-based engagements from our new and existing clients. This was partially offset by $0.5 million attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Analytics revenues were 36.3% and 27.6% of our total revenues in the three months ended March 31, 2019 and March 31, 2018, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended March 31,		Change	Percentage change	Three months ended March 31,		Change
	2019	2018			2019	2018
	(dollars in millions)
Insurance	$46.7	$42.4	$4.3	10.1%	32.4%	33.6%	(1.2)%
Healthcare	17.0	17.2	(0.2)	(1.4)%	17.4%	24.4%	(7.0)%
TT&L	9.8	10.5	(0.7)	(6.2)%	43.8%	40.3%	3.5%
F&A	14.3	14.7	(0.4)	(3.1)%	44.5%	38.6%	5.9%
All Other	12.6	15.2	(2.6)	(17.2)%	36.7%	30.0%	6.7%
Analytics	56.9	38.1	18.8	49.4%	34.6%	33.3%	1.3%
Total	$157.3	$138.1	$19.2	13.9%	34.4%	33.3%	1.1%
For the three months ended March 31, 2019, cost of revenues was $157.3 million compared to $138.1 million for the three months ended March 31, 2018, an increase of $19.2 million, or 13.9%. Our gross margin for the three months ended March 31, 2019 was 34.4% compared to 33.3% for three months ended March 31, 2018, an increase of 110 basis points (“bps”).
The increase in cost of revenues in Insurance of $4.3 million was primarily due to an increase in employee-related costs of $5.6 million on account of higher headcount and wage inflation, technology and infrastructure costs of $0.6 million, partially offset by lower other operating costs of $1.0 million and currency movements, net of hedging of $1.0 million. Gross margin in Insurance decreased by 120 bps during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to higher operating expenses associated with the initiation of services for new clients.
The decrease in cost of revenues in Healthcare of $0.2 million was primarily due to a decrease in infrastructure costs of $0.3 million and currency movements, net of hedging of $0.2 million, partially offset by higher employee-related costs of $0.3 million. Gross margin in Healthcare decreased by 700 bps during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the impact of our Health Integrated business, lower revenues from existing clients and termination of certain client contracts.
The decrease in cost of revenues in TT&L of $0.7 million was primarily due to a decrease in infrastructure costs of $0.3 million and currency movements, net of hedging of $0.4 million. Gross margin in TT&L increased by 350 bps during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to higher volumes in existing clients.
The decrease in cost of revenues in F&A of $0.4 million was primarily due to a decrease in travel costs of $0.5 million, infrastructure costs of $0.2 million and currency movements, net of hedging of $0.2 million, partially offset by higher employee-related costs of $0.5 million on account of higher headcount and wage inflation. Gross margin in F&A increased by 590 bps during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to higher revenues from existing clients and higher margin in existing and new clients.
The decrease in cost of revenues in All Other of $2.6 million was primarily due to a decrease in employee-related costs of $1.3 million, travel and infrastructure costs of $0.8 million and currency movements, net of hedging of $0.5 million. Gross margin in All Other increased by 670 bps during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to lower operating costs in Utilities and Consulting operating segments.
The increase in cost of revenues in Analytics of $18.8 million was primarily due to an increase in employee-related costs of $15.3 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of SCIO in July 2018 of $10.1 million. The remaining increase was attributable to other operating costs of $4.3 million, partially offset by currency movements, net of hedging of $0.8 million. Gross margin in Analytics increased by 130 bps during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to higher gross margin from our SCIO acquisition.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,		Change	Percentage change
	2019	2018
	(dollars in millions)
General and administrative expenses	$32.5	$29.2	$3.3	11.2%
Selling and marketing expenses	18.0	14.0	4.0	29.4%
Selling, general and administrative expenses	$50.5	$43.2	$7.3	17.0%
As a percentage of revenues	21.1%	20.9%
The increase in SG&A expenses of $7.3 million was primarily due to an increase in employee-related costs of $7.6 million, including incremental costs related to our SCIO acquisition in July 2018 of $3.7 million, investment in new facilities $0.8 million, higher reserve for doubtful debts and other operating expenses of $2.0 million. This was partially offset by the recognition of a claim for litigation settlement of $2.4 million during the three months ended March 31, 2018 and currency movements net of hedging of $0.7 million.
Depreciation and Amortization.

	Three months ended March 31,		Change	Percentage change
	2019	2018
	(dollars in millions)
Depreciation expense	$8.1	$6.6	$1.5	24.1%
Intangible amortization expense	5.6	3.9	1.7	40.1%
Depreciation and amortization expense	$13.7	$10.5	$3.2	30.1%
As a percentage of revenues	5.7%	5.1%
The increase in intangibles amortization expense of $1.7 million was primarily due to the increase in amortization of intangibles associated with our SCIO acquisition in July 2018. The increase in depreciation expense of $1.5 million was due to depreciation related to our new operating centers commenced during 2018 to support our business growth and depreciation associated with our SCIO acquisition.

Impairment Charges.

	Three months ended March 31,			Percentage change
	2019	2018	Change
	(dollars in millions)
Impairment charges	$1.2	$—	$1.2	N/A
As a percentage of revenues	0.5%	—

During the three months ended March 31, 2019, we performed an impairment test of our long-lived assets of our Health Integrated business. Based on the results, the long-lived assets carrying value exceeded their fair value. The primary factor contributing to a reduction in the fair value is the commencement of the wind down of the Health Integrated business, and an anticipated reduction to our estimated future cash flows. As a result of this analysis, we recognized a provisional impairment charge of $1.2 million during the three months ended March 31, 2019 to write down the carrying value of internally developed software to its fair value. See Note 8 to our unaudited consolidated financial statements for details.

Income from Operations. Income from operations increased by $1.7 million, or 11.3%, from $15.2 million for the three months ended March 31, 2018 to $16.9 million for the three months ended March 31, 2019. As a percentage of revenues, income from operations decreased from 7.3% for the three months ended March 31, 2018 to 7.0% for the three months ended March 31, 2019.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended March 31, 2019. The average exchange rate of the U.S. dollar against the Indian rupee increased from 64.64 during the three months ended March 31, 2018 to 70.32 during the three months ended March 31, 2019. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.40 during the three months ended March 31, 2018 to 1.32 during the three months ended March 31, 2019. The average exchange rate of the U.S. dollar against the Philippine peso increased from 51.85 during the three months ended March 31, 2018 to 52.11 during the three months ended March 31, 2019.
We recorded a net foreign exchange gain of $1.3 million for the three months ended March 31, 2019 compared to the net foreign exchange gain of $0.6 million for the three months ended March 31, 2018.

Interest expense. Interest expense increased from $0.5 million for the three months ended March 31, 2018 to $3.6 million for the three months ended March 31, 2019 primarily due to increase in borrowings under our Credit Facility, issuance of convertible notes and higher effective interest rates.
Other Income, net.

	Three months ended March 31,			Percentage change
	2019	2018	Change
	(dollars in millions)
Interest and dividend income	$0.8	$0.3	$0.5	158.4%
Gain on sale and mark-to-market of mutual funds	3.5	3.1	0.4	12.5%
Other, net	0.1	0.1	—	8.6%
Other income, net	$4.4	$3.5	$0.9	25.2%

Other income, net increased by $0.9 million, from $3.5 million for the three months ended March 31, 2018 to $4.4 million for the three months ended March 31, 2019, primarily due to a higher return on our mutual fund investments of $0.4 million and an increase in interest and dividend income of $0.5 million during the three months ended March 31, 2019 compared to three months ended March 31, 2018.
Income Tax Expense. We recorded income tax expense of $4.2 million and income tax benefit of $4.5 million for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate increased from (23.7%) during the three months ended March 31, 2018 to 22.1% during the three months ended March 31, 2019 primarily as a result of (i) an adjustment of $4.8 million reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the three months ended March 31, 2018 (ii) recording of excess tax benefits related to stock awards of $4.8 million pursuant to ASU No. 2016-09 during the three months ended March 31, 2018 compared to $1.0 million during the three months ended March 31, 2019. See Note 22 to our unaudited consolidated financial statements.
Net Income. Net income decreased from $23.2 million for the three months ended March 31, 2018 to $14.7 million for the three months ended March 31, 2019, primarily due to higher income tax expense of $8.7 million, higher interest expense of $3.1 million, partially offset by increase in income from operations of $1.7 million, other income, net of $0.9 million and higher foreign exchange gain of $0.7 million. As a percentage of revenues, net income decreased from 11.2% for the three months ended March 31, 2018 to 6.1% for the three months ended March 31, 2019.

Liquidity and Capital Resources

	Three months ended March 31,
	2019	2018
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$104.1	$94.3
Net cash provided by/(used for) operating activities	8.3	(8.0)
Net cash used for investing activities	(37.2)	(3.0)
Net cash provided by/(used for) financing activities	19.8	(6.2)
Effect of exchange rate changes	(0.4)	(0.6)
Closing cash, cash equivalents and restricted cash	$94.6	$76.5
As of March 31, 2019 and 2018, we had $302.7 million and $280.4 million, respectively, in cash, cash equivalents and short-term investments. During the first quarter of 2018, we made an election to change the tax status of most of our controlled foreign corporations ("CFC") to disregarded entities for U.S. income tax purposes. As a result, we no longer have undistributed earnings in connection with our CFCs. The transition tax resulted in previously taxed income ("PTI") which may be subject to withholding taxes and currency gains or losses upon repatriation. We presently do not intend to distribute our PTI and have not recorded any deferred taxes. If, in the future, we change our present intention regarding the distribution of PTI, additional taxes may be required and would be recorded in the period the intention changes.
Operating Activities: Cash flows provided by operating activities were $8.3 million for the three months ended March 31, 2019 as compared to cash flows used for operating activities of $8.0 million during the three months ended March 31, 2018. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant.
Cash flows provided by operating activities for the three months ended March 31, 2019 was $8.3 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization, stock-based compensation expense, deferred income taxes, impairment charges and others aggregating to $36.0 million. The primary working capital use of cash of $37.7 million during the three months ended March 31, 2019 was driven by an increase in accounts receivables, accrued employee costs, advance income tax and accounts payables. The primary working capital sources of cash of $10.0 million was driven by higher accrued expenses and other liabilities and deferred revenue.
Investing Activities: Cash flows used for investing activities were $37.2 million for the three months ended March 31, 2019 as compared to cash flows used for investing activities of $3.0 million for the three months ended March 31, 2018. The increase is mainly due to net purchase of investments of $26.3 million during the three months ended March 31, 2019 as compared to net proceeds from investments of $10.0 million during the three months ended March 31, 2018, partially offset by lower capital expenditures of $1.8 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Financing Activities: Cash flows provided by financing activities were $19.8 million during the three months ended March 31, 2019 as compared to cash flows used for financing activities of $6.2 million during the three months ended March 31, 2018. The increase in cash flows provided by financing activities was primarily due to higher net borrowings of $28.5 million (net of repayments) under our Credit Facility (as described below in “Financing Arrangements”) during the three months ended March 31, 2019, partially offset by higher purchases of treasury stock by $1.9 million under our share repurchase program during the three months ended March 31, 2019.
We expect to use cash from operating activities to maintain and expand our business by making investments primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $10.9 million of capital expenditures in the three months ended March 31, 2019. We expect to incur capital expenditures of between $35.0 million to $40.0 million in 2019, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation & robotics and infrastructure.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (see Note 26 to our unaudited consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.
Financing Arrangements (Debt Facility)
Revolver Credit Agreement
On November 21, 2017, we and each of our wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 million revolving credit facility (the “Credit Facility”) with an option to increase the commitments by up to $100.0 million, subject to certain approvals and conditions as set forth in the Credit Agreement. The Credit Agreement also includes a letter of credit sub facility. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, we exercised our option under the Credit Agreement to increase the commitments by $100.0 million thereby utilizing the entire revolver under the Credit Facility of $300.0 million, to fund the SCIO acquisition. The incremental commitments were made pursuant to (and constitute part of) the existing commitments and shall be subject to the terms and conditions applicable to the existing commitments as set forth in the Credit Agreement.

We entered into a second amendment (the “Amendment”) to our Credit Agreement, as amended, among the Company, as borrower, with certain lenders, and Citibank, N.A. as Administrative Agent to, among other things, permit the issuance by us of the convertible notes, and settlement upon maturity or conversion thereof, in accordance with the Investment Agreement, the indenture dated as of October 4, 2018 and the other documents entered into in connection therewith.
See Note 18 to our unaudited consolidated financial statements herein for further details on our debt facilities.
As of March 31, 2019, we had outstanding indebtedness under the credit facility of $186.0 million, of which $20.0 million is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $166.0 million is included under “long-term borrowings” in the unaudited consolidated balance sheets. As of December 31, 2018, we had outstanding indebtedness under the credit facility of $150.0 million, of which $20.0 million was presented under "current portion of long-term borrowings" and the balance of $130.0 million was included under "long-term borrowings" in the unaudited consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, we entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150.0 million in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the "Notes"). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the three months ended March 31, 2019, we recognized interest expense of $1.3 million. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require us to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. We may redeem the principal amount of the Notes, at our option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding our exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption). We may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. We used the proceeds from the issuance of Notes to repay $150.0 million of our outstanding borrowings under the Credit Facility.
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
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2019:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.4	$0.4	$0.2	$—	$1.0
Operating leases(a)	23.6	40.5	31.4	32.7	128.2
Purchase obligations	9.6	—	—	—	9.6
Other obligations(b)	1.8	3.3	2.8	4.6	12.5
Borrowings:
Principal payments	20.9	56.7	110.0	150.0	337.6
Interest payments(c)	11.7	20.4	14.0	5.3	51.4
Total contractual cash obligations(d)	$68.0	$121.3	$158.4	$192.6	$540.3

(a)	Represents minimum lease payments payable for cancellable and non-cancellable lease period.

(b)	Represents estimated payments under the Gratuity Plan.

(c)	Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of March 31, 2019.

(d)	Excludes $0.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2019, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the CEO and CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the three months ended March 31, 2019, our management excluded an evaluation of the disclosure controls and procedures of SCIO which we acquired on July 1, 2018. See Note 9 to the unaudited consolidated financial statements contained herein for details of our acquisition.

PART II.     Other Information

ITEM 1.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. We believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our unaudited consolidated financial position, results of operations or cash flows. See Note 26 to the unaudited consolidated financial statements contained herein for details regarding certain contingent liabilities.

ITEM 1A.    Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2019, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jan 1, 2019 through Jan 31, 2019(1)	100,289	$54.67	95,400	$34,792,477
Feb 1, 2019 through Feb 28, 2019(1)	95,344	$62.14	77,567	$30,000,041
Mar 1, 2019 through Mar 31, 2019	66,898	$59.79	66,898	$26,000,095
Total	262,531	$58.69	239,865	$—

(1) Includes 22,666 shares of the Company’s common stock acquired by the Company at the price of $62.11 in connection with satisfaction of tax withholding obligations on vested restricted stock.
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

Date: April 30, 2019	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)