Form 10-Q
period 2019-06-30
ExlService Holdings, Inc.
filed 2019-07-30
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 001-33089
_________________________________________________________
EXLSERVICE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware		82-0572194
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

320 Park Avenue,	29th Floor,
New York,	New York	10022
(Address of principal executive offices)		(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	EXLS	NASDAQ
As of July 26, 2019, there were 34,174,860 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,842	$95,881
Short-term investments	168,204	184,489
Restricted cash	4,098	5,608
Accounts receivable, net	180,680	164,752
Prepaid expenses	11,616	11,326
Advance income tax, net	7,906	9,639
Other current assets	31,729	28,240
Total current assets	489,075	499,935
Property and equipment, net	78,083	73,510
Operating lease right-of-use assets	93,162	—
Restricted cash	2,507	2,642
Deferred tax assets, net	4,200	6,602
Intangible assets, net	84,402	95,495
Goodwill	350,220	349,984
Other assets	33,194	31,015
Investment in equity affiliate	2,624	2,753
Total assets	$1,137,467	$1,061,936
Liabilities and equity
Current liabilities:
Accounts payable	$3,269	$5,653
Current portion of long-term borrowings	20,885	21,423
Deferred revenue	11,790	7,722
Accrued employee costs	42,967	54,893
Accrued expenses and other current liabilities	65,007	64,169
Current portion of operating lease liabilities	23,439	—
Income taxes payable	604	1,012
Current portion of finance lease obligations	279	223
Total current liabilities	168,240	155,095
Long term borrowings	231,409	263,241
Finance lease obligations, less current portion	474	315
Deferred tax liabilities, net	6,366	8,445
Operating lease liabilities, less current portion	80,531	—
Other non-current liabilities	9,094	16,521
Total liabilities	496,114	443,617
Commitments and contingencies (Refer Note 26)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,295,083 shares issued and 34,206,324 shares outstanding as of June 30, 2019 and 37,850,544 shares issued and 34,222,476 shares outstanding as of December 31, 2018	38	38
Additional paid-in capital	378,633	364,179
Retained earnings	511,503	484,244
Accumulated other comprehensive loss	(74,358)	(83,467)
Total including shares held in treasury	815,816	764,994
Less: 4,088,759 shares as of June 30, 2019 and 3,628,068 shares as of December 31, 2018, held in treasury, at cost	(174,463)	(146,925)
Stockholders’ equity	641,353	618,069
Non-controlling interest	—	250
Total equity	641,353	618,319
Total liabilities and equity	$1,137,467	$1,061,936
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues, net	$243,509	$210,112	$483,082	$417,085
Cost of revenues(1)	162,446	139,649	319,686	277,750
Gross profit(1)	81,063	70,463	163,396	139,335
Operating expenses:
General and administrative expenses	31,228	27,640	63,759	56,906
Selling and marketing expenses	17,647	15,151	35,694	29,103
Depreciation and amortization	12,752	10,582	26,419	21,086
Impairment and restructuring charges	5,580	—	6,807	—
Total operating expenses	67,207	53,373	132,679	107,095
Income from operations	13,856	17,090	30,717	32,240
Foreign exchange gain, net	1,202	1,414	2,462	2,029
Interest expense	(3,864)	(706)	(7,446)	(1,244)
Other income, net	4,102	2,232	8,525	5,766
Income before income tax expense and earnings from equity affiliates	15,296	20,030	34,258	38,791
Income tax expense	2,670	5,510	6,870	1,057
Income before earnings from equity affiliates	12,626	14,520	27,388	37,734
Loss from equity-method investment	62	58	129	114
Net income attributable to ExlService Holdings, Inc. stockholders	$12,564	$14,462	$27,259	$37,620
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.36	$0.42	$0.79	$1.09
Diluted	$0.36	$0.41	$0.78	$1.07
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	34,451,671	34,511,777	34,413,455	34,479,202
Diluted	34,702,547	35,142,388	34,768,203	35,222,838

(1) Exclusive of depreciation and amortization.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$12,564	$14,462	$27,259	$37,620
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges, net of taxes $693, ($3,573), $1,882 and ($4,373), respectively	2,595	(8,656)	7,343	(12,870)
Foreign currency translation gain/(loss)	604	(18,219)	3,284	(26,030)
Reclassification adjustments
Gain on cash flow hedges, net of taxes ($560), ($426), ($206) and ($1,202), respectively(1)	(324)	(1,041)	(1,349)	(2,936)
Retirement benefits, net of taxes ($19), ($3), $90 and ($2), respectively(2)	(21)	(35)	(169)	(75)
Total other comprehensive income/(loss)	$2,854	$(27,951)	$9,109	$(41,911)
Total comprehensive income/(loss)	$15,418	$(13,489)	$36,368	$(4,291)

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended June 30, 2019 and 2018
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of March 31, 2019	38,256,036	$38	$371,144	$498,939	$(77,212)	(3,890,599)	$(162,333)	$259	$630,835
Stock issued against stock-based compensation plans	39,047	—	316	—	—	—	—	—	316
Stock-based compensation	—	—	7,155	—	—	—	—	—	7,155
Acquisition of treasury stock	—	—	—	—	—	(198,160)	(12,130)	—	(12,130)
Purchase of non-controlling interest	—	—	18	—	—	—	—	(259)	(241)
Other comprehensive income	—	—	—	—	2,854	—	—	—	2,854
Net income	—	—	—	12,564	—	—	—	—	12,564
Balance as of June 30, 2019	38,295,083	$38	$378,633	$511,503	$(74,358)	(4,088,759)	$(174,463)	$—	$641,353

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of March 31, 2018	37,568,973	$38	$327,750	$450,676	$(59,670)	(3,126,011)	$(117,320)	$231	$601,705
Stock issued against stock-based compensation plans	14,187	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	6,893	—	—	—	—	—	6,893
Acquisition of treasury stock	—	—	—	—	—	(168,835)	(9,632)	—	(9,632)
Non-controlling interest	—	—	—	—	—	—	—	2	2
Other comprehensive loss	—	—	—	—	(27,951)	—	—	—	(27,951)
Net income	—	—	—	14,462	—	—	—	—	14,462
Balance as of June 30, 2018	37,583,160	$38	$334,643	$465,138	$(87,621)	(3,294,846)	$(126,952)	$233	$585,479

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the six months ended June 30, 2019 and 2018
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	37,850,544	$38	$364,179	$484,244	$(83,467)	(3,628,068)	$(146,925)	$250	$618,319
Stock issued against stock-based compensation plans	444,539	—	338	—	—	—	—	—	338
Stock-based compensation	—	—	14,111	—	—	—	—	—	14,111
Acquisition of treasury stock	—	—	—	—	—	(460,691)	(27,538)	—	(27,538)
Allocation of equity component related to issuance costs on convertible senior notes	—	—	(13)	—	—	—	—	—	(13)
Purchase of non-controlling interest, net of its share of income	—	—	18	—	—	—	—	(250)	(232)
Other comprehensive income	—	—	—	—	9,109	—	—	—	9,109
Net income	—	—	—	27,259	—	—	—	—	27,259
Balance as of June 30, 2019	38,295,083	$38	$378,633	$511,503	$(74,358)	(4,088,759)	$(174,463)	$—	$641,353

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2017	36,790,751	$37	$322,246	$427,064	$(45,710)	(2,902,018)	$(103,816)	$224	$600,045
Impact of adoption of ASU 2016-09	—	—	—	454	—	—	—	—	454
Balance as of January 1, 2018	36,790,751	$37	$322,246	$427,518	$(45,710)	(2,902,018)	$(103,816)	$224	$600,499
Stock issued against stock-based compensation plans	792,409	1	430	—	—	—	—	—	431
Stock-based compensation	—	—	11,967	—	—	—	—	—	11,967
Acquisition of treasury stock	—	—	—	—	—	(392,828)	(23,136)	—	(23,136)
Non-controlling interest	—	—	—	—	—	—	—	9	9
Other comprehensive loss	—	—	—	—	(41,911)	—	—	—	(41,911)
Net income	—	—	—	37,620	—	—	—	—	37,620
Balance as of June 30, 2018	37,583,160	$38	$334,643	$465,138	$(87,621)	(3,294,846)	$(126,952)	$233	$585,479

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$27,259	$37,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,532	21,279
Stock-based compensation expense	14,111	11,967
Amortization of operating lease right-of-use assets	13,701	—
Unrealized gain on short term investments	(4,362)	(3,940)
Unrealized foreign exchange loss/(gain), net	1,967	(7,782)
Deferred income tax (benefit)/expense	(2,631)	543
Allowance for doubtful accounts receivable	281	(590)
Loss from equity-method investment	129	114
Amortization of non-cash interest expense related to convertible senior notes	1,218	—
Impairment charges	3,167	—
Others, net	961	123
Change in operating assets and liabilities:
Accounts receivable	(16,478)	(11,719)
Prepaid expenses and other current assets	(2,033)	(2,430)
Advance income tax, net	1,345	(7,605)
Other assets	126	(4,287)
Accounts payable	(2,114)	(1,343)
Deferred revenue	5,654	(199)
Accrued employee costs	(12,567)	(20,711)
Accrued expenses and other liabilities	5,200	2,753
Operating lease liabilities	(13,749)	—
Net cash provided by operating activities	47,717	13,793

Cash flows from investing activities:
Purchase of property and equipment	(22,287)	(19,296)
Purchase of non-controlling interest	(241)	—
Business acquisition (net of cash acquired)	—	(495)
Purchase of investments	(68,188)	(40,663)
Proceeds from redemption of investments	91,669	60,811
Net cash provided by investing activities	953	357

Cash flows from financing activities:
Principal payments on finance lease obligations	(207)	(83)
Proceeds from borrowings	46,000	12,000
Repayments of borrowings	(79,590)	(5,065)
Payment of debt issuance costs	(117)	—
Acquisition of treasury stock	(27,538)	(23,136)
Proceeds from exercise of stock options	338	431
Net cash used for financing activities	(61,114)	(15,853)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(240)	(2,582)
Net decrease in cash, cash equivalents and restricted cash	(12,684)	(4,285)
Cash, cash equivalents and restricted cash at beginning of period	104,131	94,277
Cash, cash equivalents and restricted cash at end of period	$91,447	$89,992
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

(b) Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the financial statements include, but are not limited to, allowance for doubtful receivables, expected recoverability from customers with contingent fee arrangements, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, assumptions used to determine incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate lease cost, depreciation and amortization periods, purchase price allocation, recoverability of long-lived assets including goodwill and intangibles, and estimated costs to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
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
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments (refer Note 26 to the unaudited consolidated financial statements for details). These deposits with banks have maturity dates after June 30, 2020. Restricted cash presented under current assets represents funds held on behalf of clients in dedicated bank accounts.
For purposes of the unaudited statements of cash flows, the Company includes in its cash and cash-equivalent balances those amounts that have been classified as restricted cash and restricted cash equivalents.

(e) Revenue Recognition
Revenue is recognized when services are provided to the Company's customers, in an amount that reflects the consideration which the Company expects to be entitled to in exchange for the services provided.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Type of Contracts

a.
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

b.
Revenues from arrangements involving subcontracting, either in part or whole of the assigned work, are recognized after Company’s assessment of “Principal versus agent considerations”. The Company evaluates whether it is in control of the services before the same are transferred to the customer to assess whether it is Principal or Agent in the arrangement. Revenues are recognized on Gross basis if the Company is in the capacity of Principal and on Net basis if it falls in the capacity of an agent.

c.
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

d.
Revenue from the Company’s software and related services contracts, which are not significant, are primarily related to annual maintenance renewals or incremental license fees for additional users. Maintenance revenues are generally recognized on a straight-line basis over the annual contract term. Fees for incremental license without any associated services are recognized upon delivery of the related incremental license.

To a lesser extent, certain contracts may include offerings such as sale of licenses, which may be perpetual or subscription-based. The Company recognizes revenue from distinct perpetual licenses upfront at a point in time when the software is made available to the client, whereas for a combined software license and services performance obligation, revenue is recognized over the period that the services are performed.
Revenue from distinct subscription based licenses is recognized over the period of service performed. Revenue from any associated maintenance or ongoing support services is recognized over the term of the contract.

e.
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

Modification to contracts

The Company’s contracts may be modified to add, remove or change existing performance obligations. The accounting for modifications to contracts involves assessing whether the services added to an existing contract are distinct and whether the pricing is at the standalone selling price. Services added that are distinct and at standalone selling price are accounted on a prospective basis either as a separate contract, or as a termination of existing contract and creation of a new contract.

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers do not generally bundle different services together except for software and related services contracts, which are not significant, involving implementation services and post contract maintenance services. In such

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

software and related services contracts, revenue is allocated to each performance obligation based on the relative standalone selling price. A separate contract is generally drafted for each type of service sold, even if to the same customer.

Variable Consideration

Variability in the transaction price arises primarily due to service level agreements, pre-payment and volume discounts.

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

Unbilled Receivables

Unbilled receivables represents revenues recognized for services rendered between the last billing date and the balance sheet date. Unbilled receivables also include revenues recognized from reimbursement optimization services when the Company identifies an overpayment claim and the same is acknowledged by its customers, however not invoiced at the balance sheet date. Accordingly, amounts for services that the Company has performed and for which an invoice has not yet been issued to the customers are presented as a part of unbilled receivables under accounts receivables.

Deferred Revenue

The Company has deferred revenue attributable to certain process transition activities, with respect to its customers where such activities do not represent separate performance obligations. Revenues related to such transition activities are contract liabilities classified under “Deferred Revenue” in the Company's consolidated balance sheets and subsequently recognized over the period in which the related services are performed. Costs related to such transition activities are contract fulfillment costs, and thereby classified under “Other Current Assets” and “Other Assets” in the consolidated balance sheets, and are recognized over the estimated expected period of benefit, under Cost of Revenues in the consolidated statements of income. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example where the Company does not have an enforceable contract.

Contract Acquisition Cost

Direct and incremental costs incurred for acquiring contracts, such as sales commissions are contract acquisition costs and thereby classified under “Other Current Assets” and “Other Assets” in the consolidated balance sheets. Such costs are amortized over the expected period of benefit and recorded under Selling and marketing expenses in the consolidated statements of income.

Upfront payment made to customer

Upfront payments, if any, made to customers are contract assets and classified under “Other Current Assets and Other Assets” in the consolidated balance sheets. Such costs are amortized over the expected period of benefit and are recorded as an adjustment to transaction price and reduced from revenues.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Out of pocket expenses

Reimbursements of out-of-pocket expenses received from clients are included as part of revenues.

Payment terms

All contracts entered into by the Company specify the payment terms and are defined for each contract separately. Usual payment terms range between 30-60 days. The Company does not have any extended payment terms clauses in existing contracts.

Remaining Performance Obligation

The Company does not disclose the value of remaining performance obligations by applying the practical expedient provided in Topic 606, for contracts that meet any of the following criteria:

i.	Contract with an original expected length of one year or less as determined under ASC 606,

ii.	Contracts for which Company recognize revenue based on the right to invoice for service performed.
Accounts Receivable

The Company records accounts receivable net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of aging of accounts receivables, prior collection experience, current market conditions, clients’ financial condition and the amount of accounts receivables in dispute to estimate the collectability of these accounts receivables.

(f) Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in "operating lease right-of-use ("ROU") assets", "current portion of operating lease liabilities" and "operating lease liabilities, less current portion" in the Company's unaudited consolidated balance sheets. Finance leases are included in "property and equipment", "current portion of finance lease obligations" and "finance lease obligations, less current portion" in the Company's unaudited consolidated balance sheets.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

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
In August 2018, FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in ASU are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The adoption of this ASU is not expected to have any material effect on the Company’s consolidated financial statements.
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
In April 2019, FASB issued ASU no. 2019-04, Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments: Targeted Transition Relief (Topic 825). The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to hedge accounting, the amendments address partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, among other things. With respect to recognizing and measuring financial instruments, the amendment in ASU address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. This ASU is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In May 2019, FASB issued ASU no. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provide entities with the option to irrevocably elect the fair value option, on an instrument-by-instrument basis in accordance with Subtopic 825-10, for certain financial instruments that are within the scope of Subtopic 326-20, upon adopting Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The amendments in this Update provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

that otherwise would have measured similar financial instruments using different measurement methodologies. This ASU is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

The Company does not allocate and therefore the CODM does not evaluate other operating expenses, interest expense or income taxes by segment. Many of the Company’s assets are shared by multiple operating segments. The Company manages these assets on a total Company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented.

Revenues and cost of revenues for the three months ended June 30, 2019 and 2018, respectively, for each of the reportable segments, are as follows:

	Three months ended June 30, 2019
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$72,236	$20,016	$17,541	$26,422	$19,423	$87,871	$243,509
Cost of revenues(1)	49,906	16,865	9,989	15,994	12,261	57,431	162,446
Gross profit(1)	$22,330	$3,151	$7,552	$10,428	$7,162	$30,440	$81,063
Operating expenses							67,207
Foreign exchange gain, interest expense and other income, net							1,440
Income tax expense							2,670
Loss from equity-method investment							62
Net income							$12,564

	Three months ended June 30, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$64,812	$19,817	$18,549	$24,228	$23,088	$59,618	$210,112
Cost of revenues(1)	44,033	16,713	10,625	14,543	15,079	38,656	139,649
Gross profit(1)	$20,779	$3,104	$7,924	$9,685	$8,009	$20,962	$70,463
Operating expenses							53,373
Foreign exchange gain, interest expense and other income, net							2,940
Income tax expense							5,510
Loss from equity-method investment							58
Net income							$14,462
(1) Exclusive of depreciation and amortization.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Revenues and cost of revenue for the six months ended June 30, 2019 and 2018, respectively, for each of the reportable segments, are as follows:

	Six months ended June 30, 2019
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$141,274	$40,584	$34,966	$52,146	$39,280	$174,832	$483,082
Cost of revenues(1)	96,598	33,860	19,789	30,268	24,838	114,333	319,686
Gross profit(1)	$44,676	$6,724	$15,177	$21,878	$14,442	$60,499	$163,396
Operating expenses							132,679
Foreign exchange gain, interest expense and other income, net							3,541
Income tax expense							6,870
Loss from equity-method investment							129
Net income							$27,259
(1) Exclusive of depreciation and amortization.

	Six months ended June 30, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$128,715	$42,614	$36,048	$48,200	$44,788	$116,720	$417,085
Cost of revenues(1)	86,460	33,955	21,068	29,272	30,264	76,731	277,750
Gross profit(1)	$42,255	$8,659	$14,980	$18,928	$14,524	$39,989	$139,335
Operating expenses							107,095
Foreign exchange gain, interest expense and other income, net							6,551
Income tax expense							1,057
Loss from equity-method investment							114
Net income							$37,620
(1) Exclusive of depreciation and amortization.

Revenues, net by service type, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
BPM and related services(1)	$155,638	$150,494	$308,250	$300,365
Analytics services	87,871	59,618	174,832	116,720
Revenues, net	$243,509	$210,112	$483,082	$417,085

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and the consulting operating segment, which provides services related to operations management services. Refer to the reportable segment disclosure above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues, net
United States	$197,901	$174,087	$394,005	$345,285
Non-United States
United Kingdom	30,155	27,480	59,256	55,496
Rest of World	15,453	8,545	29,821	16,304
Total Non-United States	45,608	36,025	89,077	71,800
Revenues, net	$243,509	$210,112	$483,082	$417,085

Property and equipment, net by geographic area, were as follows:

	As of
	June 30, 2019	December 31, 2018
Property and equipment, net
India	$33,605	$36,152
United States	31,378	28,254
Philippines	9,345	5,985
Rest of World	3,755	3,119
Property and equipment, net	$78,083	$73,510

4. Revenues, net

Disaggregation of revenues

Refer Note 3 to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	June 30, 2019	December 31, 2018
Accounts receivable, net	$180,680	$164,752
Contract assets	$4,885	$5,445
Contract liabilities:
Deferred revenue (consideration received in advance)	$10,441	$6,345
Consideration received for process transition activities	$3,233	$1,669

Accounts receivable includes $79,890 and $63,952 as of June 30, 2019 and December 31, 2018, respectively, representing amounts not billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
Contract assets represents upfront payments made to customers. These costs are amortized over the expected period of benefit and are recorded as an adjustment to transaction price and reduced from revenues.
Contract liabilities represents that portion of deferred revenue for which payments have been received in advance from customers including revenues attributable to certain process transition activities for which costs have been capitalized by the

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Company as contract fulfillment costs. The contract liabilities are included within deferred revenues in the unaudited consolidated balance sheet and are recognized as revenue as (or when) the performance obligation is fulfilled under the contract.
Revenue recognized during the three and six months ended June 30, 2019 that was included in the contract liabilities balance at the beginning of the period was $1,450 and $4,226, respectively, and revenue recognized during the three and six months ended June 30, 2018 that was included in the contract liabilities balance at the beginning of the period was $2,671 and $6,381, respectively.
Contract acquisition costs
The Company had contract acquisition costs of $469 as of June 30, 2019 and $713 as of December 31, 2018. Further, there was no additional capitalization made during the three and six months ended June 30, 2019, respectively. The Company amortized $44 and $244 during the three and six months ended June 30, 2019, respectively, and amortized $80 and $153 during the three and six months ended June 30, 2018, respectively. There was no impairment loss in relation to costs capitalized. The capitalized costs will be amortized on a straight line basis over the life of contract.
Contract fulfillment costs
The Company had deferred contract fulfillment costs relating to transition activities amounting to $5,608 as of June 30, 2019 and $4,051 as of December 31, 2018. Further, the Company capitalized an additional $1,441 and $2,167 during the three and six months ended June 30, 2019, respectively. The Company amortized $305 and $610 during the three and six months ended June 30, 2019, respectively, and $254 and $395 during the three and six months ended June 30, 2018, respectively. There was no impairment loss in relation to costs capitalized. The capitalized costs will be amortized on a straight line basis over the life of contract.
Consideration received from customers, if any, relating to such transition activities are classified under Contract Liabilities and are recognized over the period in which the related performance obligations are fulfilled.
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerators:
Net income	$12,564	$14,462	$27,259	$37,620
Denominators:
Basic weighted average common shares outstanding	34,451,671	34,511,777	34,413,455	34,479,202
Dilutive effect of share based awards	250,876	630,611	354,748	743,636
Diluted weighted average common shares outstanding	34,702,547	35,142,388	34,768,203	35,222,838
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.36	$0.42	$0.79	$1.09
Diluted	$0.36	$0.41	$0.78	$1.07
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	69	336,599	212,751	242,561

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

6. Cash, Cash Equivalents and Restricted Cash
For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	June 30, 2019	June 30, 2018
Cash and cash equivalents	$84,842	$84,091
Restricted cash (current)	4,098	2,256
Restricted cash (non-current)	2,507	3,645
Cash, cash equivalents and restricted cash	$91,447	$89,992

7. Other Income, net
Other income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gain on sale and mark-to-market of mutual funds	$3,318	$1,694	$6,844	$4,827
Interest and dividend income	697	329	1,493	637
Others, net	87	209	188	302
Other income, net	$4,102	$2,232	$8,525	$5,766

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	June 30, 2019	December 31, 2018
Owned Assets:
Network equipment and computers	3-5	$91,514	$85,921
Software	3-5	73,308	69,752
Leasehold improvements	3-8	43,577	39,533
Office furniture and equipment	3-8	22,034	20,097
Motor vehicles	2-5	723	635
Buildings	30	1,152	1,140
Land	—	754	746
Capital work in progress	—	14,637	11,026
		247,699	228,850
Less: Accumulated depreciation and amortization		(170,316)	(155,798)
		$77,383	$73,052
Right-of-use assets under finance leases:
Leasehold improvements		$798	$778
Office furniture and equipment		348	53
Motor vehicles		742	628
		1,888	1,459
Less: Accumulated depreciation and amortization		(1,188)	(1,001)
		$700	$458
Property and equipment, net		$78,083	$73,510
Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred to develop software not yet ready to be placed in service.
The depreciation and amortization, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Depreciation and amortization	$7,198	$6,821	$15,337	$13,378

The depreciation and amortization set forth above includes the effect of foreign exchange gain/(loss) upon settlement of cash flow hedges, amounting to $56 and $42 for the three months ended and $113 and $193 for the six months ended June 30, 2019 and 2018, respectively. Refer Note 17 to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Internally developed software costs, included under Software, was as follows:

	As of
	June 30, 2019	December 31, 2018
Cost	$10,522	$8,783
Less : Accumulated amortization	(3,449)	(2,393)
Internally developed software, net	$7,073	$6,390

During the three and six months ended June 30, 2019, the Company performed an impairment test of its long-lived assets of its Health Integrated business. Based on the results, the long-lived assets carrying value exceeded their fair value. The primary factor contributing to a reduction in the fair value is the commencement of the wind down of the Health Integrated business, and an anticipated reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized impairment charges of $951 and $2,178 during the three and six months ended June 30, 2019, respectively, to write down the carrying value of property and equipment to its fair value. This impairment charge was recorded in the unaudited consolidated statements of income under "Impairment and restructuring charges". Refer Note 24 to the unaudited consolidated financial statements for further details.

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Amortization expense	$559	$254	$1,206	$472

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

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

The Company’s purchase price allocation to net tangible and intangible assets of SCIO is as follows:

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

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

Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance at January 1, 2018	$38,333	$35,233	$13,679	$48,372	$5,326	$63,538	$204,481
Acquisitions	—	—	—	—	—	163,751	163,751
Measurement period adjustments	—	(1,728)	—	—	—	—	(1,728)
Currency translation adjustments	(130)	—	(982)	(1,179)	—	—	(2,291)
Impairment charges	—	(14,229)	—	—	—	—	(14,229)
Balance at December 31, 2018	$38,203	$19,276	$12,697	$47,193	$5,326	$227,289	$349,984
Currency translation adjustments	(20)	—	116	140	—	—	236
Balance at June 30, 2019	$38,183	$19,276	$12,813	$47,333	$5,326	$227,289	$350,220

During the fourth quarter of 2018, the Company performed its annual impairment test of goodwill for all its reporting units. Based on the results, the fair values of each of the Company’s reporting units exceeded their carrying values except for the Health Integrated reporting unit, within the Healthcare operating segment. The primary factors contributing to a reduction in the fair value of the Health Integrated reporting unit were: (i) revenues and profitability in 2018 were significantly lower than the Company’s budget; and (ii) significant changes to the Company's estimated future cash flows and long-term growth assumptions for the Health Integrated reporting unit driven by loss of customer contracts, cost pressures and the Company’s most recent views of the long-term outlook for the Health Integrated business. As a result of this analysis, the Company recognized a goodwill impairment charge of $14,229 during the fourth quarter to write down the carrying value of Health Integrated’s goodwill to its fair value of $nil as of December 31, 2018. This impairment charge was recorded in the consolidated statements of income under "Impairment and restructuring charges".

As of June 30, 2019, the Company believes no other goodwill impairment exists, apart from the impairment charges discussed above, and that the remaining goodwill is recoverable for all of its reporting units; however, there can be no assurances that additional goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$129,784	$(63,261)	$(5,549)	$60,974
Leasehold benefits	2,673	(2,673)	—	—
Developed technology	37,141	(17,899)	—	19,242
Non-compete agreements	2,045	(2,012)	—	33
Trade names and trademarks	9,637	(6,106)	(278)	3,253
	$181,280	$(91,951)	$(5,827)	$83,502
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	—	900
Total intangible assets	$182,180	$(91,951)	$(5,827)	$84,402

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$129,790	$(56,367)	$(5,549)	$67,874
Leasehold benefits	2,644	(2,567)	—	77
Developed technology	37,154	(14,653)	—	22,501
Non-compete agreements	2,045	(1,937)	—	108
Trade names and trademarks	9,639	(5,326)	(278)	4,035
	$181,272	$(80,850)	$(5,827)	$94,595
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	—	900
Total intangible assets	$182,172	$(80,850)	$(5,827)	$95,495

The amortization expense for the period is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization expense	$5,554	$3,761	$11,082	$7,708

During the fourth quarter of 2018, the Company recognized impairment charges of $5,549 and $278 related to its customer relationships and trademarks intangible assets, respectively, in the Health Integrated reporting unit, within the Healthcare operating segment. The Company tested these intangible assets for recoverability due to indicators warranting the impairment test such as: (i) revenues and profitability in 2018 were significantly lower than the Company’s budget, and (ii) significant changes to the Company's estimated future cash flows and long-term growth assumptions for the Health Integrated reporting unit driven by loss of customer contracts, cost pressures and the Company’s most recent views of the long-term outlook for the Health Integrated business. Based on the results of its testing, the Company determined that the carrying value of the intangible assets was not recoverable, and an impairment charge was recorded to the extent that carrying value exceeded estimated fair value. This impairment charge was recorded in the consolidated statements of income under "Impairment and restructuring charges". Subsequent to the

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

impairment test, Health Integrated reporting unit’s customer relationships and trademarks intangibles assets were reduced to $nil as of December 31, 2018.
The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	7.77
Leasehold benefits	—
Developed technology	3.99
Non-compete agreements	0.22
Trade names and trademarks (Finite lived)	2.74

Estimated future amortization expense related to intangible assets as of June 30, 2019 is as follows:
2019 (July 1 - December 31)	$10,472
2020	14,438
2021	12,740
2022	11,329
2023	9,040
2024 and thereafter	25,483
Total	$83,502

10. Investment in Equity Affiliate
On December 12, 2017, the Company acquired preferred stock in Corridor Platform Inc. (“Corridor”), a big data credit risk management platform for $3,000. The Company has determined that based on its ownership interest and other rights, Corridor is an equity method affiliate. The Company has the right and option to acquire additional preferred stock from Corridor as per the terms of the agreement. The Company's proportionate share of net loss for the three and six months ended June 30, 2019 was $62 and $129, and for the three and six months ended June 30, 2018 was $58 and $114, respectively.
11. Other Current Assets
Other current assets consist of the following:

	As of
	June 30, 2019	December 31, 2018
Derivative instruments	$5,367	$4,059
Advances to suppliers	3,007	2,910
Receivables from statutory authorities	15,796	14,145
Contract assets	1,203	1,201
Deferred contract fulfillment costs	1,267	1,236
Others	5,089	4,689
Other current assets	$31,729	$28,240

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

12. Other Assets
Other assets consist of the following:

	As of
	June 30, 2019	December 31, 2018
Lease deposits	$9,328	$8,891
Derivative instruments	3,992	1,971
Deposits with statutory authorities	6,327	6,259
Term deposits	430	315
Contract assets	3,682	4,244
Deferred contract fulfillment costs	4,341	2,815
Others	5,094	6,520
Other assets	$33,194	$31,015

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2019	December 31, 2018
Accrued expenses	$48,797	$44,711
Derivative instruments	928	3,204
Client liabilities	6,493	6,933
Other current liabilities	8,789	9,321
Accrued expenses and other current liabilities	$65,007	$64,169

14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	June 30, 2019	December 31, 2018
Derivative instruments	$1,140	$3,075
Unrecognized tax benefits	804	804
Deferred rent	—	7,834
Retirement benefits	4,002	3,616
Deferred transition revenue	2,472	945
Others	676	247
Other non-current liabilities	$9,094	$16,521

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. Changes in the fair values of forward contracts are recognized in accumulated other comprehensive loss on the Company's unaudited consolidated balance sheets until the settlement of those contracts. The balances as of June 30, 2019 and December 31, 2018 are as follows:

	As of
	June 30, 2019	December 31, 2018
Cumulative foreign currency translation loss	$(80,821)	$(84,105)
Unrealized gain/(loss) on cash flow hedges, net of taxes of $1,791 and $115, respectively	5,661	(333)
Retirement benefits, net of taxes of $37 and ($53), respectively	802	971
Accumulated other comprehensive loss	$(74,358)	$(83,467)

16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2019 and December 31, 2018.

As of June 30, 2019	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$136,699	$—	$—	$136,699
Derivative financial instruments	—	9,359	—	9,359
Total	$136,699	$9,359	$—	$146,058
Liabilities
Derivative financial instruments	$—	$2,068	$—	$2,068
Total	$—	$2,068	$—	$2,068

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$142,408	$—	$—	$142,408
Derivative financial instruments	—	6,030	—	6,030
Total	$142,408	$6,030	$—	$148,438
Liabilities
Derivative financial instruments	$—	$6,279	$—	$6,279
Total	$—	$6,279	$—	$6,279

* Represents short-term investments carried on fair value option under ASC 825 “Financial Instruments” as of June 30, 2019 and December 31, 2018.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
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
Convertible Senior Notes:
The total estimated fair value of the convertible senior notes as of June 30, 2019 and December 31, 2018 was $143,740 and $130,510, respectively. The fair value was determined based on the market yields for similar Notes as of the June 30, 2019 and December 31, 2018. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.
Nonrecurring fair value measurements of assets:
Nonrecurring fair value measurements include impairment tests conducted by the Company during the three and six months ended June 30, 2019 of its ROU assets and long-lived assets related to its Health Integrated business. The fair value determination for ROU assets was based on third party quotes, which are Level 2 inputs and for other long-lived assets, it was based on Company’s internal assessment, which are Level 3 inputs. During the three and six months ended June 30, 2019, the Company recognized impairment charges on ROU assets and long-lived assets to write down the carrying value to their fair values. Refer Note 8 and 21 to the unaudited consolidated financial statements for further details.
17. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $412,675 (including $8,800 of range forward contracts) as of June 30, 2019 and $362,435 (including $6,900 of range forward contracts) as of December 31, 2018.
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
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/(loss). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $107,814 and GBP 14,688 as of June 30, 2019 and amounted to $125,503, GBP 15,616 and EUR 512 as of December 31, 2018.
The Company uses forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. Gains and losses on these forward contracts are recognized in AOCI as part of the foreign currency translation adjustment.
The Company estimates that approximately $4,600 of net derivative gains, excluding tax effects, included in accumulated other comprehensive loss representing changes in the value of cash flow hedges, could be reclassified into earnings within the

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

next twelve months based on exchange rates prevailing as of June 30, 2019. At June 30, 2019, the maximum outstanding term of the cash flow hedges was 45 months.
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
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	June 30, 2019	December 31, 2018
Other current assets	$5,367	$4,022
Other assets	$3,992	$1,971
Accrued expenses and other current liabilities	$767	$3,137
Other non-current liabilities	$1,140	$3,075

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	June 30, 2019	December 31, 2018
Other current assets	$—	$37
Accrued expenses and other current liabilities	$161	$67

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
Forward Exchange Contracts:	2019	2018	2019	2018
Gain/(Loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$3,288	$(12,229)	$9,225	$(17,243)

Gain/(Loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$2,923	$(2,641)	$4,319	$(5,569)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended June 30,
	2019		2018
	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain was reclassed from AOCI

Cost of revenues	$162,446	$719	$139,649	$1,191
General and administrative expenses	$31,228	106	$27,640	180
Selling & marketing expenses	$17,647	12	$15,151	17
Depreciation & amortization	$12,752	47	$10,582	79
		$884		$1,467

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,202	$2,923	$1,414	$(2,641)
	$1,202	$2,923	$1,414	$(2,641)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

	Six months ended June 30,
	2019		2018
	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain was reclassed from AOCI

Cost of revenues	$319,686	$1,250	$277,750	$3,336
General and administrative expenses	$63,759	186	$56,906	511
Selling & marketing expenses	$35,694	19	$29,103	50
Depreciation & amortization	$26,419	100	$21,086	241
		$1,555		$4,138

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$2,462	$4,319	$2,029	$(5,569)
	$2,462	$4,319	$2,029	$(5,569)

Effect of net investment hedges on accumulated other comprehensive loss
	Three months ended June 30,		Six months ended June 30,
	Amount of (Loss) Recognized in AOCI		Amount of (Loss) Recognized in AOCI
Net investment hedging relationships	2019	2018	2019	2018
Foreign exchange contracts	$(580)	$—	$(580)	$—
	$(580)	$—	$(580)	$—

18. Borrowings
Revolver Credit Agreement
On November 21, 2017, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a $200,000 revolving credit facility (the “Credit Facility”) with an option to increase the commitments by up to $100,000, subject to certain approvals and conditions as set forth in the Credit Agreement. The Credit Agreement also includes a letter of credit sub facility. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, the Company exercised its option under the Credit Agreement to increase the commitments by $100,000 thereby utilizing the entire revolver under the Credit Facility of $300,000, to fund the SCIO acquisition. The incremental commitments were made pursuant to (and constitute part of) the existing commitments and shall be subject to the terms and conditions applicable to the existing commitments as set forth in the Credit Agreement.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee, which is also tied to the Company’s total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 4.2% and 4.0% per annum during the three and six months ended June 30, 2019, respectively, and 3.8% and 3.6% per annum during the three and six months ended June 30, 2018, respectively.
Obligations under the Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement contains a covenant to not permit the interest coverage ratio (the ratio of EBITDA to cash interest expense) or the total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $50,000 to EBITDA) for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of June 30, 2019, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.

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
As of June 30, 2019, the Company had outstanding indebtedness under the credit facility of $117,000, of which $20,000 is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $97,000 is included under “long-term borrowings” in the unaudited consolidated balance sheets. As of December 31, 2018, the Company had an outstanding indebtedness under the credit facility of $150,000, of which $20,000 was included under “current portion of long-term borrowings,” and the balance of $130,000 was included under “long-term borrowings” in the consolidated balance sheets.
The Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the credit facility. The unamortized debt issuance costs as of June 30, 2019 and December 31, 2018 was $877 and $1,006, respectively, and is included under "other current assets" and “other assets” in the unaudited consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the three and six months ended June 30, 2019, the Company recognized interest expense of $1,269 and $2,581, respectively. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require that the Company repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Company may redeem the principal amount of the Notes, at its option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the Company’s exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption).The Company may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company used the proceeds from the issuance of the Notes to repay $150,000 of its outstanding borrowings under the Credit Facility.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

The net proceeds from the issuance of the Notes were approximately $149,000, after deducting debt issuance costs of $1,000 and offering expenses of approximately $442 paid by the Company. These transaction and debt issuance costs were allocated between the liability and equity components based on their relative values. The transaction costs and debt issuance costs allocated to the liability and equity components were $1,279 and $163, respectively. The debt issuance costs allocated to the liability component are deferred and amortized as an adjustment to interest expense over the term of the Notes. The unamortized debt issuance costs is presented as a direct reduction from the Notes in the unaudited consolidated balance sheets. The unamortized debt issuance costs as of June 30, 2019 and December 31, 2018 was $1,125 and $1,127, respectively.
The Company accounted for the liability and equity components of the Notes separately to reflect its non-convertible debt borrowing rate. The estimated fair value of the liability component at issuance of $133,077 was determined using a discounted cash flow technique, which considered debt issuances with similar features of the Company’s debt, excluding the conversion feature. The resulting effective interest rate for the Notes was 5.75% per annum. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $16,923 was allocated to the conversion feature (equity component, recorded as additional paid-in capital) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. The discount is being amortized to interest expense over a six-year period ending October 1, 2024 (the expected life of the liability component) using the effective interest method. During the three and six months ended June 30, 2019, the Company amortized $618 and $1,218, respectively, of the discount to interest expense. At the time of issuance, the Company evaluated the Notes in accordance with ASC 815-15 and determined that the Notes contain a single embedded derivative, being the call option having market interest rates as the underlying, which does not require bifurcation as the features clearly and closely related to the host instrument. The Company determined that the value of this embedded derivative was nominal as of the date of issuance.
Borrowings also includes structured payables which are in the nature of debt, amounting to $1,524 and $2,114 as of June 30, 2019 and December 31, 2018, respectively, of which $885 and $1,423 is included under "current portion of long-term borrowings", and $639 and $691, respectively, included under "long-term borrowings" in the unaudited consolidated balance sheets.
Future principal payments/maturities for all of the Company's borrowings as of June 30, 2019 were as follows:

	Notes	Revolver Credit	Structured Payables	Total
2019 (July - December)	$—	$10,000	$831	$10,831
2020	—	24,000	693	24,693
2021	—	34,000	—	34,000
2022	—	49,000	—	49,000
2023	—	—	—	—
2024 and thereafter	150,000	—	—	150,000
Total	$150,000	$117,000	$1,524	$268,524

19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended June 30, 2019 and 2018, the Company acquired nil and 3,835 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $nil and $226, respectively. The weighted average purchase price per share of $nil and $58.82, respectively, was the average of the high and low price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

During the six months ended June 30, 2019 and 2018, the Company acquired 22,666 and 45,646 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $1,408 and $2,790, respectively. The weighted average purchase price per share of $62.11 and $61.12, respectively, was the average of the high and low price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
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
During the three and six months ended June 30, 2019, the Company purchased 198,160 and 438,025 shares of its common stock, respectively, for an aggregate purchase price of approximately $12,130 and $26,130, respectively, including commissions, representing an average purchase price per share of $61.21 and $59.65, respectively, under the 2017 Repurchase Program.
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
Components of net periodic benefit cost:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service cost	$493	$423	$980	$862
Interest cost	221	173	440	353
Expected return on plan assets	(144)	(118)	(286)	(242)
Amortization of actuarial gain	(40)	(38)	(79)	(77)
Net periodic benefit cost	$530	$440	$1,055	$896

The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 7.8% per annum on these Gratuity Plans for the six months ended June 30, 2019.

Change in Plan Assets
Plan assets at January 1, 2019	$7,420
Actual return	268
Employer contribution	—
Benefits paid*	(416)
Effect of exchange rate changes	79
Plan assets at June 30, 2019	$7,351
*Benefit payments were substantially made through the plan assets during the six months ended June 30, 2019.
The Company maintains several 401(k) plans (the "401(k) Plans") under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. The Company accrued for contributions to the 401(k) Plans of $909 and $755 for the three months ended June 30, 2019 and 2018, respectively, and $2,122 and $1,985 for the six months ended June 30, 2019 and 2018, respectively.
During the three months ended June 30, 2019 and 2018, the Company contributed $2,710 and $1,753, respectively, and during the six months ended June 30, 2019 and 2018, the Company contributed $4,714 and $3,667, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, and Singapore.
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
In assessment of the lease term, the Company considers the extension option as part of its lease term for those lease arrangements where the Company is reasonably certain of availing the extension option.
The lease agreements do not contain any covenant to impose any restrictions except for market-standard practice for similar lease arrangements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Supplemental balance sheet information

As of
June 30, 2019
Operating Lease
Operating lease right-of-use assets	$93,162

Operating lease liabilities - Current	$23,439
Operating lease liabilities - Non-current	80,531
Total operating lease liabilities	$103,970

Finance Lease
Property and equipment, gross	$1,888
Accumulated depreciation	(1,188)
Property and equipment, net	$700

Finance lease liabilities - Current	$279
Finance lease liabilities - Non-current	474
Total finance lease liabilities	$753

During the three months ended June 30, 2019, the Company performed an impairment test of its long-lived assets of its Health Integrated business. Based on the results, the operating lease right-of-use assets carrying value exceeded their fair value. The primary factor contributing to a reduction in the fair value is the commencement of the wind down of the Health Integrated business, and an anticipated reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized an impairment charge of $989 during the three and six months ended June 30, 2019 to write down the carrying value of operating lease right-of-use to its fair value. This impairment charge was recorded in the unaudited consolidated statements of income under "Impairment and restructuring charges". Refer Note 24 to the unaudited consolidated financial statements for further details.

The components of lease cost, which are included in the Company's unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended June 30, 2019	Six months ended June 30, 2019
Finance lease:
Amortization of right-of-use assets	$92	$187
Interest on lease liabilities	20	45
Operating lease(a)	6,684	13,701
Sublease income	(105)	(105)
Total lease cost	$6,691	$13,828
Operating lease cost for leases classified as such under Topic 840 for the three and six months ended June 30, 2018 was $6,057 and $12,479, respectively.
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Supplemental cash flow and other information related to leases are as follows:

Six months ended June 30, 2019
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$13,749
Operating cash outflows for finance leases	$45
Financing cash outflows for finance leases	$207
Right-of-use assets obtained in exchange for new operating lease liabilities	$27,750
Right-of-use assets obtained in exchange for new finance lease liabilities	$—
Weighted-average remaining lease term
Finance lease	2.4 years
Operating lease	6.5 years
Weighted-average discount rate
Finance lease	8.7%
Operating lease	7.3%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, applicable to the respective geographies where the leases were entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.
Maturities of lease liabilities as of June 30, 2019 are as follows:

	Operating Leases	Finance Leases
2019 (July 1 - December 31)	$12,524	$206
2020	24,997	309
2021	22,221	215
2022	20,098	103
2023	18,000	79
2024	14,057	9
2025 and thereafter	23,223	—
Total lease payments	$135,120	$921
Less: Imputed interest	31,150	168
Present value of lease liabilities	$103,970	$753

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
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
The Company recorded income tax expense of $2,670 and $5,510 for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate decreased from 27.5% during the three months ended June 30, 2018 to 17.5% during the three months ended June 30, 2019, primarily due to impact of change in effective state tax rates during the three months ended June 30, 2019.
The Company recorded income tax expense of $6,870 and $1,057 for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate increased from 2.7% during the six months ended June 30, 2018 to 20.1% during the six months ended June 30, 2019, primarily as a result of (i) an adjustment of $4,836 reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the six months ended June 30, 2018 and (ii) the recording of excess tax benefits related to stock awards of $5,150 pursuant to ASU No. 2016-09 during the six months ended June 30, 2018 compared to $1,072 during the six months ended June 30, 2019.

23. Stock-Based Compensation
The following costs related to the Company’s stock-based compensation plans are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of revenues	$1,638	$1,370	$2,964	$2,463
General and administrative expenses	2,781	3,099	5,756	5,349
Selling and marketing expenses	2,736	2,424	5,391	4,155
Total	$7,155	$6,893	$14,111	$11,967

As of June 30, 2019, the Company had 2,672,199 shares available for grant under the 2018 Omnibus Incentive Plan.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2018	162,475	$20.21	$5,267	2.24
Granted	—	—	—	—
Exercised	(35,500)	9.53	1,811	—
Forfeited	—	—	—	—
Outstanding at June 30, 2019	126,975	$23.20	$5,453	2.26
Vested and exercisable at June 30, 2019	126,975	$23.20	$5,453	2.26

The unrecognized compensation cost for unvested options as of June 30, 2019 was $nil.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2018*	103,623	$42.68	953,578	$51.81
Granted	—	—	466,173	64.15
Vested	(48,854)	35.91	(367,613)	46.48
Forfeited	—	—	(38,512)	56.35
Outstanding at June 30, 2019*	54,769	$48.72	1,013,626	$59.25
* As of June 30, 2019 and December 31, 2018 restricted stock units vested for which the underlying common stock is yet to be issued are 163,181 and 155,753, respectively.
As of June 30, 2019, unrecognized compensation cost of $53,355 is expected to be expensed over a weighted average period of 2.89 years.
Performance Based Stock Awards
Performance based restricted stock unit (the “PRSUs”) activity under the Company’s stock-based compensation plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2018	100,353	$54.07	100,336	$62.43
Granted	54,062	64.33	54,053	92.13
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2019	154,415	$57.66	154,389	$72.83

As of June 30, 2019, unrecognized compensation cost of $12,424 is expected to be expensed over a weighted average period of 2.01 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

24. Impairment and Restructuring Charges

On March 29, 2019, the Company commenced the process of substantially winding down of the operations of the Health Integrated business, which is reported within the Healthcare reportable segment. The Company had previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, the operating results of this business were significantly below the Company’s estimates and future estimated cash flows are impacted due to loss of customer contracts and cost pressures, and the Company continues to incur losses from this business. The Company expects the wind down process to be substantially completed by the end of 2019. In connection with the wind down process, the Company recorded pre-tax costs in the unaudited consolidated statements of income under “Impairment and restructuring charges”. The following table summarizes the activity related to the costs incurred and paid for the wind down during the three and six months ended June 30, 2019:

	Contract Termination Costs	Employee-Related Costs	Other Associated Costs	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Costs incurred during the three and six months ended June 30, 2019	2,597	752	291	3,640
Cumulative costs incurred as of June 30, 2019	$2,597	$752	$291	$3,640
Costs paid during the three and six months ended June 30, 2019	—	(57)	(204)	(261)
Balance as of June 30, 2019	$2,597	$695	$87	$3,379

Total expected costs	$3,200	$1,800	$1,000	$6,000

Additionally, the Company recognized impairment on ROU assets and long-lived assets of $1,940 and $3,167 during the three and six months ended June 30, 2019, respectively in the unaudited consolidated statements of income under "Impairment and restructuring charges".

Costs and cash expenditures expected to be incurred are subject to a number of assumptions, and the Company may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with the wind down process.

25. Related Party Disclosures
On October 1, 2018, the Company entered into the Investment Agreement with the Purchaser relating to the issuance to the Purchaser of $150,000 aggregate principal amount of the Notes. In connection with the investment, Vikram S. Pandit, Chairman and CEO of The Orogen Group LLC (an affiliate of the Purchaser), was appointed to Company’s Board of Directors.
The Company had outstanding Notes with a principal amount of $150,000 as of June 30, 2019 and December 31, 2018 and interest accrued of $1,313 each as of June 30, 2019 and December 31, 2018, related to the Investment Agreement. Refer Note 18 to the unaudited consolidated financial statements for details.
The Company provides consulting services to PharmaCord, LLC. One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of $nil each during the three and six months ended June 30, 2019, and $16 and $215 during the three and six months ended June 30, 2018, respectively, for services provided.
As of June 30, 2019 and December 31, 2018, the Company had accounts receivable of $nil and $5, respectively, related to these services.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

26. Commitments and Contingencies

Fixed Asset Commitments
At June 30, 2019, the Company has committed to spend approximately $7,495 under agreements to purchase property and equipment. This amount is net of capital advances paid in respect of these purchases.

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

Contingencies
U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For the U.S. and India, tax year 2015 and subsequent tax years remain open for examination by the tax authorities as of June 30, 2019.

The aggregate amount demanded by Income tax authorities (net of advance payments, if any) from the Company primarily related to its transfer pricing issues for tax years 2003 to 2014 and its permanent establishment issues for tax years 2003 to 2007 as of June 30, 2019 and December 31, 2018 is $17,924 and $18,177, respectively, of which the Company has made payments or provided bank guarantees to the extent of $8,262 and $8,171, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,343 and $6,272 as of June 30, 2019 and December 31, 2018, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,919 and $1,899 as of June 30, 2019 and December 31, 2018, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheets.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2019
(In thousands, except share and per share amounts)

During the quarter ended March 31, 2019, there was a judicial pronouncement in India with respect to defined contribution benefits payments interpreting certain statutory defined contribution obligations of employees and employers. It is unclear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation would result in an increase in contributions payable by the Company for past and future periods for certain of its India-based employees. There are numerous interpretative challenges concerning the retrospective application of the judgment. Due to such challenges and a lack of interpretive guidance, and based on legal advice, the Company believes it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make. Accordingly, the Company will re-evaluate the amount of a potential provision, if any, upon further analysis.

From time to time, the Company and/or its present officers or directors, on individual basis, may be or have been, named as a defendant in litigation matters, including employment-related claims. The plaintiffs in those cases seek damages, including, where applicable, compensatory damages, punitive damages and attorneys’ fees. With respect to pending litigation matters as of the reporting date, the Company believes that the damages amounts claimed in such cases are not meaningful indicators of the potential liabilities of the Company, that these matters are without merit, and that the Company intends to vigorously defend each of them.

The outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the likelihood of the Company incurring a material loss or quantification of any such loss. With respect to pending litigation matters as of the reporting date, based on information currently available, including the Company’s assessment of the facts underlying each matter and advice of counsel, the amount or range of reasonably possible losses, if any, cannot be reasonably estimated. Based on the Company’s assessment, including the availability of insurance recoveries, the Company’s management does not believe that currently pending litigation, individually or in aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients including in a timely manner;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our ability to accurately estimate and/or manage the costs and/or timing of winding down businesses;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	any changes in the senior management team;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	our ability to withstand the loss of a significant customer;

•	our ability to realize the entire book value of goodwill and other intangible assets from acquisitions;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	changes in tax laws or decisions regarding repatriation of funds held abroad;

•	ability to service debt or obtain additional financing on favorable terms;

•	legal liability arising out of customer contracts;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	cyber security incidents, data breaches, or other unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities.
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

Revenues
For the three months ended June 30, 2019, we had revenues of $243.5 million compared to revenues of $210.1 million for the three months ended June 30, 2018, an increase of $33.4 million, or 15.9%. For the six months ended June 30, 2019, we had revenues of $483.1 million compared to revenues of $417.1 million for the six months ended June 30, 2018, an increase of $66.0 million, or 15.8%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating 81.3% and 12.4%, respectively, of our total revenues for the three months ended June 30, 2019, and 82.9% and 13.1%, respectively, of our revenues for the three months ended June 30, 2018. For the six months ended June 30, 2019, these two regions generated 81.6% and 12.3%, respectively, of our total revenues and 82.8% and 13.3%, respectively, of our total revenues for the six months ended June 30, 2018.
For the three months ended June 30, 2019 and 2018, our total revenues from our top ten clients accounted for 36.5% and 39.0% of our total revenues, respectively. For the six months ended June 30, 2019 and 2018, our total revenues from our top ten clients accounted for 36.5% and 39.3% of our total revenues, respectively. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.

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

Results of Operations
The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in millions)		(dollars in millions)
Revenues, net	$243.5	$210.1	$483.1	$417.1
Cost of revenues(1)	162.4	139.6	319.7	277.8
Gross profit(1)	81.1	70.5	163.4	139.3
Operating expenses:
General and administrative expenses	31.2	27.6	63.8	56.9
Selling and marketing expenses	17.6	15.2	35.7	29.1
Depreciation and amortization	12.8	10.6	26.4	21.1
Impairment and restructuring charges	5.6	—	6.8	—
Total operating expenses	67.2	53.4	132.7	107.1
Income from operations	13.9	17.1	30.7	32.2
Foreign exchange gain, net	1.2	1.4	2.5	2.0
Interest expense	(3.9)	(0.7)	(7.4)	(1.2)
Other income, net	4.1	2.2	8.5	5.8
Income before income tax expense and earnings from equity affiliates	15.3	20.0	34.3	38.8
Income tax expense	2.7	5.5	6.9	1.1
Income before earnings from equity affiliates	12.6	14.5	27.4	37.7
Loss from equity-method investment	0.1	0.1	0.1	0.1
Net income attributable to ExlService Holdings, Inc. stockholders	$12.5	$14.4	$27.3	$37.6

(1) Exclusive of depreciation and amortization.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Insurance	$72.2	$64.8	$7.4	11.5%
Healthcare	20.0	19.8	0.2	1.0%
Travel, Transportation and Logistics	17.5	18.6	(1.1)	(5.4)%
Finance and Accounting	26.4	24.2	2.2	9.1%
All Other	19.5	23.1	(3.6)	(15.9)%
Analytics	87.9	59.6	28.3	47.4%
Total revenues, net	$243.5	$210.1	$33.4	15.9%
Revenues for the three months ended June 30, 2019 were $243.5 million, up $33.4 million, or 15.9%, compared to the three months ended June 30, 2018.
Revenue growth in Insurance of $7.4 million was primarily driven by expansion of business from our new and existing clients of $8.2 million. This was partially offset by $0.8 million mainly attributable to the depreciation of the Australian dollar, Indian rupee and U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Insurance revenues were 29.7% and 30.8% of our total revenues in the three months ended June 30, 2019 and June 30, 2018, respectively.
Revenue growth in Healthcare of $0.2 million was primarily driven by expansion of business from our new and existing clients of $0.8 million. This was partially offset by lower revenues from our Health Integrated business of $0.6 million. Healthcare revenues were 8.2% and 9.4% of our total revenues in the three months ended June 30, 2019 and June 30, 2018, respectively.
Revenue decline in Travel, Transportation and Logistics ("TT&L") of $1.1 million was primarily driven by impact of discounts in our existing clients of $1.0 million and the remaining $0.1 million attributable to the depreciation of the Indian rupee against the U.S. dollar during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. TT&L revenues were 7.2% and 8.8% of our total revenues in the three months ended June 30, 2019 and June 30, 2018, respectively.
Revenue growth in Finance and Accounting ("F&A") of $2.2 million was driven by expansion of business from our new and existing clients of $2.5 million. This was partially offset by $0.3 million mainly attributable to the depreciation of the Indian rupee against the U.S. dollar during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. F&A revenues were 10.9% and 11.5% of our total revenues in the three months ended June 30, 2019 and June 30, 2018, respectively.
Revenue decline in All Other of $3.6 million was primarily driven by lower revenue of $2.4 million in our Consulting operating segment, $0.5 million in our Utilities operating segment and $0.4 million in our Banking and Financial Services operating segment. Further decline of $0.3 million was due to the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. All Other revenues were 8.0% and 11.0% of our total revenues in the three months ended June 30, 2019 and June 30, 2018, respectively.
Revenue growth in Analytics of $28.3 million was primarily driven by our acquisition of SCIO in July 2018 contributing $18.8 million. The remaining increase of $9.8 million was attributable to our recurring- and project-based engagements from our new and existing clients. This was partially offset by $0.3 million attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Analytics revenues were 36.1% and 28.4% of our total revenues in the three months ended June 30, 2019 and June 30, 2018, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended June 30,		Change	Percentage change	Three months ended June 30,		Change
	2019	2018			2019	2018
	(dollars in millions)
Insurance	$49.9	$44.0	$5.9	13.3%	30.9%	32.1%	(1.2)%
Healthcare	16.9	16.7	0.2	0.9%	15.7%	15.7%	—%
TT&L	10.0	10.6	(0.6)	(6.0)%	43.1%	42.7%	0.4%
F&A	16.0	14.5	1.5	10.0%	39.5%	40.0%	(0.5)%
All Other	12.2	15.1	(2.9)	(18.7)%	36.9%	34.7%	2.2%
Analytics	57.4	38.7	18.7	48.6%	34.6%	35.2%	(0.6)%
Total	$162.4	$139.6	$22.8	16.3%	33.3%	33.5%	(0.2)%
For the three months ended June 30, 2019, cost of revenues was $162.4 million compared to $139.6 million for the three months ended June 30, 2018, an increase of $22.8 million, or 16.3%. Our gross margin for the three months ended June 30, 2019 was 33.3% compared to 33.5% for three months ended June 30, 2018, a decrease of 20 basis points (“bps”).
The increase in cost of revenues in Insurance of $5.9 million was primarily due to an increase in employee-related costs of $6.0 million on account of higher headcount and wage inflation, higher technology, travel and other operating costs of $0.6 million, partially offset by currency movements, net of hedging of $0.7 million. Gross margin in Insurance decreased by 120 bps during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to higher employee-related costs and other operating expenses.
The increase in cost of revenues in Healthcare of $0.2 million was primarily due to an increase in employee-related costs of $0.7 million on account of higher headcount and wage inflation, partially offset by lower other operating costs of $0.2 million and currency movements, net of hedging of $0.3 million. Gross margin in Healthcare remains unchanged during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.
The decrease in cost of revenues in TT&L of $0.6 million was primarily due to a decrease in employee-related costs, infrastructure costs and other operating costs of $0.4 million and currency movements, net of hedging of $0.2 million. Gross margin in TT&L increased by 40 bps during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to lower operating expenses.
The increase in cost of revenues in F&A of $1.5 million was primarily due to higher employee-related costs of $1.3 million and travel costs of $0.5 million, partially offset by lower infrastructure costs and other operating costs of $0.1 million and currency movements, net of hedging of $0.2 million. Gross margin in F&A decreased by 50 bps during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to higher operating expenses.
The decrease in cost of revenues in All Other of $2.9 million was primarily due to a decrease in employee-related costs of $2.2 million, and net decrease in other operating costs of $0.5 million and currency movements, net of hedging of $0.2 million. Gross margin in All Other increased by 220 bps during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to lower operating expenses in Banking and Financial services and Utilities operating segments.
The increase in cost of revenues in Analytics of $18.7 million was primarily due to an increase in employee-related costs of $16.2 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of SCIO in July 2018 of $9.9 million. The remaining increase was attributable to travel and other operating costs of $3.0 million, partially offset by currency movements, net of hedging of $0.5 million. Gross margin in Analytics decreased by 60 bps during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to increase in employee-related costs.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,		Change	Percentage change
	2019	2018
	(dollars in millions)
General and administrative expenses	$31.2	$27.6	$3.6	13.0%
Selling and marketing expenses	17.6	15.2	2.4	16.5%
Selling, general and administrative expenses	$48.8	$42.8	$6.0	14.2%
As a percentage of revenues	20.1%	20.4%
The increase in SG&A expenses of $6.0 million was primarily due to an increase in employee-related costs of $5.0 million, including incremental costs related to our SCIO acquisition in July 2018 of $3.6 million and net other operating costs of $1.5 million. This was partially offset by currency movements, net of hedging of $0.5 million.
Depreciation and Amortization.

	Three months ended June 30,		Change	Percentage change
	2019	2018
	(dollars in millions)
Depreciation expense	$7.2	$6.8	$0.4	5.5%
Intangible amortization expense	5.6	3.8	1.8	47.7%
Depreciation and amortization expense	$12.8	$10.6	$2.2	20.5%
As a percentage of revenues	5.2%	5.0%
The increase in intangibles amortization expense of $1.8 million was primarily due to the increase in amortization of intangibles associated with our SCIO acquisition in July 2018. The increase in depreciation expense of $0.4 million was due to depreciation related to our new operating centers commenced during 2018 to support our business growth and depreciation associated with our SCIO acquisition.

Impairment and Restructuring Charges.

	Three months ended June 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Impairment and restructuring charges	$5.6	$—	$5.6	N/A
As a percentage of revenues	2.3%	—

On March 29, 2019, we commenced the process of substantially winding down of the operations of our Health Integrated business, which is reported within the Healthcare reportable segment. During the three months ended June 30, 2019, we recorded impairment charges of $1.9 million and restructuring charges of $3.7 million in connection with the wind down process. See Note 24 to our unaudited consolidated financial statements for details.

Income from Operations. Income from operations decreased by $3.2 million, or 18.9%, from $17.1 million for the three months ended June 30, 2018 to $13.9 million for the three months ended June 30, 2019. As a percentage of revenues, income from operations decreased from 8.1% for the three months ended June 30, 2018 to 5.7% for the three months ended June 30, 2019.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended June 30, 2019. The average exchange rate of the U.S. dollar against the Indian rupee increased from 67.51 during the three months ended June 30, 2018 to 69.42 during the three months ended June 30, 2019. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.34 during the three months ended June 30, 2018 to 1.28 during the three months ended June 30, 2019. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 52.53 during the three months ended June 30, 2018 to 51.84 during the three months ended June 30, 2019.

We recorded a net foreign exchange gain of $1.2 million for the three months ended June 30, 2019 compared to the net foreign exchange gain of $1.4 million for the three months ended June 30, 2018.

Interest expense. Interest expense increased from $0.7 million for the three months ended June 30, 2018 to $3.9 million for the three months ended June 30, 2019 primarily due to increase in borrowings under our Credit Facility, issuance of convertible notes and higher effective interest rates.
Other Income, net.

	Three months ended June 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$3.3	$1.7	$1.6	95.9%
Interest and dividend income	0.7	0.3	0.4	111.9%
Other, net	0.1	0.2	(0.1)	(58.4)%
Other income, net	$4.1	$2.2	$1.9	83.8%

Other income, net increased by $1.9 million, from $2.2 million for the three months ended June 30, 2018 to $4.1 million for the three months ended June 30, 2019, primarily due to a higher return on our mutual fund investments of $1.6 million and an increase in interest and dividend income of $0.4 million during the three months ended June 30, 2019 compared to three months ended June 30, 2018.
Income Tax Expense. We recorded income tax expense of $2.7 million and $5.5 million for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate decreased from 27.5% during the three months ended June 30, 2018 to 17.5% during the three months ended June 30, 2019, primarily due to impact of change in effective state tax rates during the three months ended June 30, 2019.
Net Income. Net income decreased from $14.4 million for the three months ended June 30, 2018 to $12.5 million for the three months ended June 30, 2019, primarily due to higher interest expense of $3.2 million, decrease in income from operations of $3.2 million and lower foreign exchange gain of $0.2 million, partially offset by lower income tax expense of $2.8 million and increase in other income, net of $1.9 million. As a percentage of revenues, net income decreased from 6.9% for the three months ended June 30, 2018 to 5.2% for the three months ended June 30, 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenues.

The following table summarizes our revenues by reportable segments for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Insurance	$141.3	$128.7	$12.6	9.8%
Healthcare	40.6	42.6	(2.0)	(4.8)%
Travel, Transportation and Logistics	35.0	36.1	(1.1)	(3.0)%
Finance and Accounting	52.1	48.2	3.9	8.2%
All Other	39.3	44.8	(5.5)	(12.3)%
Analytics	174.8	116.7	58.1	49.8%
Total revenues, net	$483.1	$417.1	$66.0	15.8%
Revenues for the six months ended June 30, 2019 were $483.1 million, up $66.0 million, or 15.8%, compared to the six months ended June 30, 2018.
Revenue growth in Insurance of $12.6 million was primarily driven by expansion of business from our new and existing clients of $14.6 million. This was partially offset by $2.0 million mainly attributable to the depreciation of the Australian dollar, Indian rupee and U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Insurance revenues were 29.2% and 30.9% of our total revenues in the six months ended June 30, 2019 and June 30, 2018, respectively.
Revenue decline in Healthcare of $2.0 million was primarily driven by lower revenues from our Health Integrated business of $3.1 million. This was partially offset by $1.1 million mainly attributable to expansion of business from our new and existing clients. Healthcare revenues were 8.4% and 10.2% of our total revenues in the six months ended June 30, 2019 and June 30, 2018, respectively.
Revenue decline in Travel, Transportation and Logistics ("TT&L") of $1.1 million was primarily driven by $0.7 million attributable to net lower volumes and $0.4 million attributable to the depreciation of the Indian rupee and Philippine peso against the U.S. dollar during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. TT&L revenues were 7.2% and 8.6% of our total revenues in the six months ended June 30, 2019 and June 30, 2018, respectively.
Revenue growth in Finance and Accounting ("F&A") of $3.9 million was driven by net volume increases from our new and existing clients of $4.9 million. This was partially offset by $1.0 million mainly attributable to the depreciation of the Indian rupee, U.K. pound sterling and Australian dollar against the U.S. dollar during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. F&A revenues were 10.8% and 11.6% of our total revenues in the six months ended June 30, 2019 and June 30, 2018, respectively.
Revenue decline in All Other of $5.5 million was primarily driven by lower revenues of $2.7 million in our Consulting operating segment, $1.2 million in our Banking and Financial Services operating segment and $0.4 million in our Utilities operating segment. Further decline of $1.2 million was due to the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. All Other revenues were 8.1% and 10.7% of our total revenues in the six months ended June 30, 2019 and June 30, 2018, respectively.
Revenue growth in Analytics of $58.1 million was primarily driven by our acquisition of SCIO in July 2018 contributing $37.9 million. The remaining increase of $21.0 million was attributable to our recurring- and project-based engagements from our new and existing clients. This was partially offset by $0.8 million attributable to the depreciation of the U.K. pound sterling and Indian rupee against the U.S. dollar during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Analytics revenues were 36.2% and 28.0% of our total revenues in the six months ended June 30, 2019 and June 30, 2018, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Six months ended June 30,		Change	Percentage change	Six months ended June 30,		Change
	2019	2018			2019	2018
	(dollars in millions)
Insurance	$96.6	$86.5	$10.1	11.7%	31.6%	32.8%	(1.2)%
Healthcare	33.9	34.0	(0.1)	(0.3)%	16.6%	20.3%	(3.7)%
TT&L	19.8	21.1	(1.3)	(6.1)%	43.4%	41.6%	1.8%
F&A	30.3	29.3	1.0	3.4%	42.0%	39.3%	2.7%
All Other	24.8	30.2	(5.4)	(17.9)%	36.8%	32.4%	4.4%
Analytics	114.3	76.7	37.6	49.0%	34.6%	34.3%	0.3%
Total	$319.7	$277.8	$41.9	15.1%	33.8%	33.4%	0.4%
For the six months ended June 30, 2019, cost of revenues was $319.7 million compared to $277.8 million for the six months ended June 30, 2018, an increase of $41.9 million, or 15.1%. Our gross margin for the six months ended June 30, 2019 was 33.8% compared to 33.4% for six months ended June 30, 2018, an increase of 40 basis points (“bps”).
The increase in cost of revenues in Insurance of $10.1 million was primarily due to an increase in employee-related costs of $11.6 million on account of higher headcount and wage inflation. Further increase was due to higher technology, travel and infrastructure costs of $1.9 million, partially offset by lower other operating costs of $1.7 million and currency movements, net of hedging of $1.7 million. Gross margin in Insurance decreased by 120 bps during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to higher operating expenses associated with the initiation of services for new clients.
The decrease in cost of revenues in Healthcare of $0.1 million was primarily due to currency movements, net of hedging of $0.6 million and decrease in infrastructure and other operating costs of $0.5 million, partially offset by higher employee-related costs of $1.0 million. Gross margin in Healthcare decreased by 370 bps during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the impact of our Health Integrated business and higher employee-related costs.
The decrease in cost of revenues in TT&L of $1.3 million was primarily due to currency movements, net of hedging of $0.5 million and decrease in infrastructure costs of $0.4 million, employee-related costs of $0.2 million and other operating costs of $0.2 million. Gross margin in TT&L increased by 180 bps during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to lower operating expenses.
The increase in cost of revenues in F&A of $1.0 million was primarily due to an increase in employee-related costs of $1.8 million on account of higher headcount and wage inflation, partially offset by lower infrastructure costs of $0.4 million and currency movements, net of hedging of $0.4 million. Gross margin in F&A increased by 270 bps during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to higher margin in existing clients and lower operating expenses.
The decrease in cost of revenues in All Other of $5.4 million was primarily due to a decrease in employee-related costs of $3.5 million, lower travel, infrastructure and other operating costs of $1.2 million and currency movements, net of hedging of $0.7 million. Gross margin in All Other increased by 440 bps during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to better utilization in consulting and margin improvement in Utilities operating segments.
The increase in cost of revenues in Analytics of $37.6 million was primarily due to an increase in employee-related costs of $31.4 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of SCIO in July 2018 of $20.0 million. The remaining increase was attributable to other operating costs of $7.5 million, partially offset by currency movements, net of hedging of $1.3 million. Gross margin in Analytics increased by 30 bps during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to higher revenues.

Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,		Change	Percentage change
	2019	2018
	(dollars in millions)
General and administrative expenses	$63.8	$56.9	$6.9	12.0%
Selling and marketing expenses	35.7	29.1	6.6	22.6%
Selling, general and administrative expenses	$99.5	$86.0	$13.5	15.6%
As a percentage of revenues	20.6%	20.6%
The increase in SG&A expenses of $13.5 million was primarily due to an increase in employee-related costs of $12.6 million, including incremental costs related to our SCIO acquisition in July 2018 of $7.3 million and net increase in other operating costs of $2.1 million. This was partially offset by currency movements, net of hedging of $1.2 million.
Depreciation and Amortization.

	Six months ended June 30,		Change	Percentage change
	2019	2018
	(dollars in millions)
Depreciation expense	$15.3	$13.4	$1.9	14.6%
Intangible amortization expense	11.1	7.7	3.4	43.8%
Depreciation and amortization expense	$26.4	$21.1	$5.3	25.3%
As a percentage of revenues	5.5%	5.1%
The increase in intangibles amortization expense of $3.4 million was primarily due to an increase in amortization of intangibles associated with our SCIO acquisition in July 2018. The increase in depreciation expense of $1.9 million was due to depreciation related to our new operating centers commenced during 2018 to support our business growth and depreciation associated with our SCIO acquisition.

Impairment and Restructuring Charges.

	Six months ended June 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Impairment and restructuring charges	$6.8	$—	$6.8	N/A
As a percentage of revenues	1.4%	—

On March 29, 2019, we commenced the process of substantially winding down of the operations of the Health Integrated business, which is reported within the Healthcare reportable segment. During the six months ended June 30, 2019, we recorded impairment charges of $3.2 million and restructuring charges of $3.6 million in connection with the wind down process. See Note 24 to our unaudited consolidated financial statements for details.

Income from Operations. Income from operations decreased by $1.5 million, or 4.7%, from $32.2 million for the six months ended June 30, 2018 to $30.7 million for the six months ended June 30, 2019. As a percentage of revenues, income from operations decreased from 7.7% for the six months ended June 30, 2018 to 6.4% for the six months ended June 30, 2019.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the six months ended June 30, 2019. The average exchange rate of the U.S. dollar against the Indian rupee increased from 66.08 during the six months ended June 30, 2018 to 69.87 during the six months ended June 30, 2019. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.37 during the six months ended June 30, 2018 to 1.30 during the six months ended June 30, 2019. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 52.19 during the six months ended June 30, 2018 to 51.97 during the six months ended June 30, 2019.
We recorded a net foreign exchange gain of $2.5 million for the six months ended June 30, 2019 compared to the net foreign exchange gain of $2.0 million for the six months ended June 30, 2018.

Interest expense. Interest expense increased from $1.2 million for the six months ended June 30, 2018 to $7.4 million for the six months ended June 30, 2019 primarily due to increase in borrowings under our Credit Facility, issuance of convertible notes and higher effective interest rates.
Other Income, net.

	Six months ended June 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$6.8	$4.8	$2.0	41.8%
Interest and dividend income	1.5	0.7	0.8	134.4%
Other, net	0.2	0.3	(0.1)	(37.7)%
Other income, net	$8.5	$5.8	$2.7	47.8%

Other income, net increased by $2.7 million, from $5.8 million for the six months ended June 30, 2018 to $8.5 million for the six months ended June 30, 2019, primarily due to a higher return on our mutual fund investments of $2.0 million and an increase in interest and dividend income of $0.8 million during the six months ended June 30, 2019 compared to six months ended June 30, 2018.
Income Tax Expense. We recorded income tax expense of $6.9 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate increased from 2.7% during the six months ended June 30, 2018 to 20.1% during the six months ended June 30, 2019 primarily as a result of (i) an adjustment of $4.8 million reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the six months ended June 30, 2018 and (ii) recording of excess tax benefits related to stock awards of $1.1 million pursuant to ASU No. 2016-09 during the six months ended June 30, 2019 compared to $5.2 million during the six months ended June 30, 2018. See Note 22 to our unaudited consolidated financial statements.
Net Income. Net income decreased from $37.6 million for the six months ended June 30, 2018 to $27.3 million for the six months ended June 30, 2019, primarily due to higher income tax expense of $5.8 million, higher interest expense of $6.2 million, decrease in income from operations of $1.5 million, partially offset by increase in other income, net of $2.7 million and higher foreign exchange gain of $0.5 million. As a percentage of revenues, net income decreased from 9.0% for the six months ended June 30, 2018 to 5.6% for the six months ended June 30, 2019.
Liquidity and Capital Resources

	Six months ended June 30,
	2019	2018
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$104.1	$94.3
Net cash provided by operating activities	47.7	13.8
Net cash provided by investing activities	0.9	0.4
Net cash used for financing activities	(61.1)	(15.9)
Effect of exchange rate changes	(0.2)	(2.6)
Closing cash, cash equivalents and restricted cash	$91.4	$90.0
As of June 30, 2019 and 2018, we had $253.0 million and $233.1 million, respectively, in cash, cash equivalents and short-term investments, of which $214.8 million and $185.9 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other tax and we do not currently intend to distribute such amounts. If, in the future, we change our intention regarding distributions, additional taxes may be required and would be recorded in the period the intention changes.
Operating Activities: Cash flows provided by operating activities were $47.7 million for the six months ended June 30, 2019 as compared to cash flows provided by operating activities of $13.8 million during the six months ended June 30, 2018. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital and cash flows provided by operating activities can be significant
Cash flows provided by operating activities for the six months ended June 30, 2019 was $47.7 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization, stock-based compensation expense, amortization of operating lease right-of-use assets, deferred income taxes, impairment charges and others aggregating to $82.3 million. The primary working capital use of cash of $46.9 million during the six months ended June 30, 2019 was driven by an increase in accounts receivables, prepaid expenses and other current assets and decrease in operating lease liabilities, accrued employee costs and accounts payable. The primary working capital sources of cash of $12.3 million was driven by higher accrued expenses, deferred revenue, lower advance income tax and other assets.
Investing Activities: Cash flows provided by investing activities were $0.9 million for the six months ended June 30, 2019 as compared to cash flows provided by investing activities of $0.4 million for the six months ended June 30, 2018. The increase is mainly due to higher net proceeds from redemption of investments of $23.5 million during the six months ended June 30, 2019 as compared to net proceeds from redemption of investments of $20.1 million during the six months ended June 30, 2018, offset by higher capital expenditures for purchase of long-lived assets, including investments in technology applications, product developments, digital technology and advanced automation & robotics of $3.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2018.
Financing Activities: Cash flows used for financing activities were $61.1 million during the six months ended June 30, 2019 as compared to cash flows used for financing activities of $15.9 million during the six months ended June 30, 2018. The increase in cash flows used by financing activities was primarily due to higher repayment of borrowings of $40.5 million (net of proceeds) under our Credit Facility (as described below in “Financing Arrangements”) during the six months ended June 30, 2019 and by higher purchases of treasury stock by $4.4 million under our share repurchase program during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
We expect to use cash from operating activities to maintain and expand our business by making investments primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $22.3 million of capital expenditures in the six months ended June 30, 2019. We expect to incur capital expenditures of between $35.0 million to $40.0 million in 2019, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation & robotics and infrastructure.
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
As of June 30, 2019, we had outstanding indebtedness under the credit facility of $117.0 million, of which $20.0 million is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $97.0 million is included under “long-term borrowings” in the unaudited consolidated balance sheets. As of December 31, 2018, we had outstanding indebtedness under the credit facility of $150.0 million, of which $20.0 million was presented under "current portion of long-term borrowings" and the balance of $130.0 million was included under "long-term borrowings" in the unaudited consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, we entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150.0 million in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the "Notes"). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the three and six months ended June 30, 2019, we recognized interest expense of $1.3 million and $2.6 million. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require us to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. We may redeem the principal amount of the Notes, at our option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding our exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption). We may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. We used the proceeds from the issuance of Notes to repay $150.0 million of our outstanding borrowings under the Credit Facility.
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
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements or obligations.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2019:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.4	$0.4	$0.1	$—	$0.9
Operating leases(a)	25.2	44.6	35.8	29.5	135.1
Purchase obligations	7.5	—	—	—	7.5
Other obligations(b)	1.8	3.3	2.8	4.6	12.5
Borrowings:
Principal payments	20.9	68.6	29.0	150.0	268.5
Interest payments(c)	9.6	15.5	11.0	2.6	38.7
Total contractual cash obligations(d)	$65.4	$132.4	$78.7	$186.7	$463.2

(a)	Represents lease liabilities payable for cancellable and non-cancellable lease period.

(b)	Represents estimated payments under the Gratuity Plan.

(c)	Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of June 30, 2019.

(d)	Excludes $0.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended June 30, 2019, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the CEO and CFO have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2019, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	65,760	$60.82	65,760	$22,000,378
May 1, 2019 through May 31, 2019	67,500	$60.04	67,500	$17,948,014
June 1, 2019 through June 30, 2019	64,900	$62.83	64,900	$13,870,180
Total	198,160	$61.21	198,160	$—
(1) Average of high and low price of common stock on the trading day prior to the vesting date of the shares of restricted stock.
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

3.2
Amendment to the Company’s Fourth Amended and Restated By-laws effective June 17, 2019 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 19, 2019)

3.2	Fifth Amended and Restated By-laws of ExlService Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 19, 2019)

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2019	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)