Form 10-Q
period 2019-09-30
ExlService Holdings, Inc.
filed 2019-10-30
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
As of October 25, 2019, there were 34,094,635 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,432	$95,881
Short-term investments	179,340	184,489
Restricted cash	5,412	5,608
Accounts receivable, net	179,702	164,752
Prepaid expenses	9,364	11,326
Advance income tax, net	3,002	9,639
Other current assets	27,974	28,240
Total current assets	506,226	499,935
Property and equipment, net	78,471	73,510
Operating lease right-of-use assets	88,753	—
Restricted cash	2,441	2,642
Deferred tax assets, net	6,190	6,602
Intangible assets, net	78,845	95,495
Goodwill	349,530	349,984
Other assets	32,967	31,015
Investment in equity affiliate	2,555	2,753
Total assets	$1,145,978	$1,061,936
Liabilities and equity
Current liabilities:
Accounts payable	$3,658	$5,653
Current portion of long-term borrowings	20,876	21,423
Deferred revenue	9,585	7,722
Accrued employee costs	59,568	54,893
Accrued expenses and other current liabilities	69,876	64,169
Current portion of operating lease liabilities	23,516	—
Income taxes payable	575	1,012
Current portion of finance lease liabilities	248	223
Total current liabilities	187,902	155,095
Long term borrowings	223,916	263,241
Finance lease liabilities, less current portion	436	315
Deferred tax liabilities, net	720	8,445
Operating lease liabilities, less current portion	76,080	—
Other non-current liabilities	9,241	16,521
Total liabilities	498,295	443,617
Commitments and contingencies (Refer Note 26)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,322,354 shares issued and 34,107,851 shares outstanding as of September 30, 2019 and 37,850,544 shares issued and 34,222,476 shares outstanding as of December 31, 2018	38	38
Additional paid-in capital	386,060	364,179
Retained earnings	530,547	484,244
Accumulated other comprehensive loss	(86,153)	(83,467)
Total including shares held in treasury	830,492	764,994
Less: 4,214,503 shares as of September 30, 2019 and 3,628,068 shares as of December 31, 2018, held in treasury, at cost	(182,809)	(146,925)
Stockholders’ equity	647,683	618,069
Non-controlling interest	—	250
Total equity	647,683	618,319
Total liabilities and equity	$1,145,978	$1,061,936
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues, net	$251,392	$231,124	$734,474	$648,209
Cost of revenues(1)	167,542	152,157	487,228	429,907
Gross profit(1)	83,850	78,967	247,246	218,302
Operating expenses:
General and administrative expenses	29,590	28,704	93,349	85,610
Selling and marketing expenses	18,302	16,490	53,996	45,593
Depreciation and amortization	13,047	14,099	39,466	35,185
Impairment and restructuring charges	489	—	7,296	—
Total operating expenses	61,428	59,293	194,107	166,388
Income from operations	22,422	19,674	53,139	51,914
Foreign exchange gain, net	1,009	1,385	3,471	3,414
Interest expense	(3,180)	(2,475)	(10,626)	(3,719)
Other income, net	4,563	2,466	13,088	8,232
Income before income tax expense and earnings from equity affiliates	24,814	21,050	59,072	59,841
Income tax expense	5,701	5,739	12,571	6,796
Income before earnings from equity affiliates	19,113	15,311	46,501	53,045
Loss from equity-method investment	69	62	198	176
Net income attributable to ExlService Holdings, Inc. stockholders	$19,044	$15,249	$46,303	$52,869
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.55	$0.44	$1.35	$1.53
Diluted	$0.55	$0.43	$1.33	$1.50
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	34,322,449	34,458,520	34,382,787	34,472,232
Diluted	34,699,497	35,207,991	34,744,968	35,217,814

(1) Exclusive of depreciation and amortization.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$19,044	$15,249	$46,303	$52,869
Other comprehensive income/(loss):
Unrealized gain/(loss) on effective cash flow hedges, net of taxes ($1,791), ($3,596), $91 and ($7,969), respectively	(1,805)	(8,348)	5,538	(21,218)
Foreign currency translation loss	(8,104)	(18,373)	(4,820)	(44,403)
Reclassification adjustments
(Gain)/loss on cash flow hedges, net of taxes $133, $19, ($73) and ($1,183), respectively(1)	(1,837)	46	(3,186)	(2,890)
Retirement benefits, net of taxes $9, ($4), $99 and ($6), respectively(2)	(49)	(34)	(218)	(109)
Total other comprehensive loss	$(11,795)	$(26,709)	$(2,686)	$(68,620)
Total comprehensive income/(loss)	$7,249	$(11,460)	$43,617	$(15,751)

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended September 30, 2019 and 2018
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of June 30, 2019	38,295,083	$38	$378,633	$511,503	$(74,358)	(4,088,759)	$(174,463)	$—	$641,353
Stock issued against stock-based compensation plans	27,271	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,427	—	—	—	—	—	7,427
Acquisition of treasury stock	—	—	—	—	—	(125,744)	(8,346)	—	(8,346)
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(11,795)	—	—	—	(11,795)
Net income	—	—	—	19,044	—	—	—	—	19,044
Balance as of September 30, 2019	38,322,354	$38	$386,060	$530,547	$(86,153)	(4,214,503)	$(182,809)	$—	$647,683

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of June 30, 2018	37,583,160	$38	$334,643	$465,138	$(87,621)	(3,294,846)	$(126,952)	$233	$585,479
Stock issued against stock-based compensation plans	120,814	—	4,733	—	—	—	—	—	4,733
Stock-based compensation	—	—	5,344	—	—	—	—	—	5,344
Acquisition of treasury stock	—	—	—	—	—	(155,837)	(9,657)	—	(9,657)
Non-controlling interest	—	—	—	—	—	—	—	9	9
Other comprehensive loss	—	—	—	—	(26,709)	—	—	—	(26,709)
Net income	—	—	—	15,249	—	—	—	—	15,249
Balance as of September 30, 2018	37,703,974	$38	$344,720	$480,387	$(114,330)	(3,450,683)	$(136,609)	$242	$574,448

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the nine months ended September 30, 2019 and 2018
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	37,850,544	$38	$364,179	$484,244	$(83,467)	(3,628,068)	$(146,925)	$250	$618,319
Stock issued against stock-based compensation plans	471,810	—	338	—	—	—	—	—	338
Stock-based compensation	—	—	21,538	—	—	—	—	—	21,538
Acquisition of treasury stock	—	—	—	—	—	(586,435)	(35,884)	—	(35,884)
Allocation of equity component related to issuance costs on convertible senior notes	—	—	(13)	—	—	—	—	—	(13)
Purchase of non-controlling interest, net of its share of income	—	—	18	—	—	—	—	(250)	(232)
Other comprehensive loss	—	—	—	—	(2,686)	—	—	—	(2,686)
Net income	—	—	—	46,303	—	—	—	—	46,303
Balance as of September 30, 2019	38,322,354	$38	$386,060	$530,547	$(86,153)	(4,214,503)	$(182,809)	$—	$647,683

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2017	36,790,751	$37	$322,246	$427,064	$(45,710)	(2,902,018)	$(103,816)	$224	$600,045
Impact of adoption of ASU 2016-09	—	—	—	454	—	—	—	—	454
Balance as of January 1, 2018	36,790,751	$37	$322,246	$427,518	$(45,710)	(2,902,018)	$(103,816)	$224	$600,499
Stock issued against stock-based compensation plans	913,223	1	5,163	—	—	—	—	—	5,164
Stock-based compensation	—	—	17,311	—	—	—	—	—	17,311
Acquisition of treasury stock	—	—	—	—	—	(548,665)	(32,793)	—	(32,793)
Non-controlling interest	—	—	—	—	—	—	—	18	18
Other comprehensive loss	—	—	—	—	(68,620)	—	—	—	(68,620)
Net income	—	—	—	52,869	—	—	—	—	52,869
Balance as of September 30, 2018	37,703,974	$38	$344,720	$480,387	$(114,330)	(3,450,683)	$(136,609)	$242	$574,448

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$46,303	$52,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,633	35,345
Stock-based compensation expense	21,538	17,311
Amortization of operating lease right-of-use assets	20,544	—
Unrealized gain on short term investments	(7,443)	(5,423)
Unrealized foreign exchange loss/(gain), net	19	(14,375)
Deferred income tax benefit	(6,859)	(986)
Allowance for doubtful accounts receivable	433	(620)
Loss from equity-method investment	198	176
Amortization of non-cash interest expense related to convertible senior notes	1,836	—
Impairment charges	3,167	—
Others, net	(148)	193
Change in operating assets and liabilities:
Accounts receivable	(16,475)	(9,354)
Prepaid expenses and other current assets	752	(3,344)
Advance income tax, net	6,212	(4,228)
Other assets	(1,307)	(5,597)
Accounts payable	(1,847)	(1,414)
Deferred revenue	3,247	(5,199)
Accrued employee costs	3,420	(7,680)
Accrued expenses and other liabilities	12,160	(436)
Operating lease liabilities	(19,428)	—
Net cash provided by operating activities	105,955	47,238

Cash flows from investing activities:
Purchase of property and equipment	(32,308)	(30,070)
Purchase of non-controlling interest	(241)	—
Business acquisition (net of cash acquired)	—	(231,918)
Purchase of investments	(117,934)	(57,957)
Proceeds from redemption of investments	129,143	79,536
Net cash used for investing activities	(21,340)	(240,409)

Cash flows from financing activities:
Principal payments on finance lease liabilities	(274)	(105)
Proceeds from borrowings	46,000	245,000
Repayments of borrowings	(87,763)	(5,083)
Payment of debt issuance costs	(117)	(387)
Acquisition of treasury stock	(35,884)	(32,793)
Proceeds from exercise of stock options	338	1,084
Net cash (used for) / provided by financing activities	(77,700)	207,716
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,761)	(3,008)
Net increase in cash, cash equivalents and restricted cash	5,154	11,537
Cash, cash equivalents and restricted cash at beginning of period	104,131	94,277
Cash, cash equivalents and restricted cash at end of period	$109,285	$105,814

Supplemental disclosure of cash flow information:
Non-cash investing and financing transaction
Restricted common stock issued for business acquisition	$—	$4,080

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
The accompanying unaudited consolidated financial statements include the financial statements of ExlService Holdings and all of its subsidiaries. The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and gains and losses arising from intra-group transactions, are eliminated while preparing those financial statements.
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
September 30, 2019
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
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments (refer Note 26 to the unaudited consolidated financial statements for details). These deposits with banks have maturity dates after September 30, 2020. Restricted cash presented under current assets represents funds held on behalf of clients in dedicated bank accounts.
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
September 30, 2019
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
September 30, 2019
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

Unbilled Receivables

Unbilled receivables represent revenues recognized for services rendered between the last billing date and the balance sheet date. Unbilled receivables also include revenues recognized from reimbursement optimization services when the Company identifies an overpayment claim and the same is acknowledged by its customers, however not invoiced at the balance sheet date. Accordingly, amounts for services that the Company has performed and for which an invoice has not yet been issued to the customers are presented as a part of unbilled receivables under accounts receivable.

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
September 30, 2019
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

(f) Leases

The Company determines if an arrangement is a lease at inception of the contract. Operating leases are included in "operating lease right-of-use ("ROU") assets", "current portion of operating lease liabilities" and "operating lease liabilities, less current portion" in the Company's unaudited consolidated balance sheets. Finance leases are included in "property and equipment", "current portion of finance lease liabilities" and "finance lease liabilities, less current portion" in the Company's unaudited consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease terms include the effects of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately.

On January 1, 2019, the date of initial application, the Company adopted, Leases (Topic 842), using the modified retrospective method. The modified retrospective method provides a method of recognizing those leases which had not expired as of the date of adoption of January 1, 2019. The prior period unaudited consolidated financial statements have not been retrospectively adjusted and continues to be reported under Topic 840.

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

The adoption resulted in the recognition of ROU assets of $80,328 (net of deferred rent of $8,626) and lease liabilities of $88,954 for operating leases as of January 1, 2019. The Company's accounting for finance leases remained substantially unchanged.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

The adoption had no impact on opening balance of retained earnings. Refer Note 21 to the unaudited consolidated financial statements for details.

(g) Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new guidance replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost of the financial asset(s) so as to present the net carrying value at the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption as of the fiscal years beginning after December 15, 2018 is permitted. The amendment should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. The Company expects that the impact of adoption of this guidance will not have material effect on its consolidated financial statements including accounting policies, processes, and systems.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

In May 2019, FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provide entities with the option to irrevocably elect the fair value option, on an instrument-by-instrument basis in accordance with Subtopic 825-10, for certain financial instruments that are within the scope of Subtopic 326-20, upon adopting Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The amendments in this Update provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. This ASU is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
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

Revenues and cost of revenues for the three months ended September 30, 2019 and 2018, respectively, for each of the reportable segments, are as follows:

	Three months ended September 30, 2019
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$77,714	$23,978	$16,950	$26,542	$17,455	$88,753	$251,392
Cost of revenues(1)	51,487	19,388	9,800	16,651	12,383	57,833	167,542
Gross profit(1)	$26,227	$4,590	$7,150	$9,891	$5,072	$30,920	$83,850
Operating expenses							61,428
Foreign exchange gain, interest expense and other income, net							2,392
Income tax expense							5,701
Loss from equity-method investment							69
Net income							$19,044

	Three months ended September 30, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$64,303	$20,375	$17,278	$24,517	$21,944	$82,707	$231,124
Cost of revenues(1)	43,524	15,797	9,958	14,917	14,323	53,638	152,157
Gross profit(1)	$20,779	$4,578	$7,320	$9,600	$7,621	$29,069	$78,967
Operating expenses							59,293
Foreign exchange gain, interest expense and other income, net							1,376
Income tax expense							5,739
Loss from equity-method investment							62
Net income							$15,249
(1) Exclusive of depreciation and amortization.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

Revenues and cost of revenues for the nine months ended September 30, 2019 and 2018, respectively, for each of the reportable segments, are as follows:

	Nine months ended September 30, 2019
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$218,988	$64,562	$51,916	$78,688	$56,735	$263,585	$734,474
Cost of revenues(1)	148,085	53,248	29,589	46,919	37,221	172,166	487,228
Gross profit(1)	$70,903	$11,314	$22,327	$31,769	$19,514	$91,419	$247,246
Operating expenses							194,107
Foreign exchange gain, interest expense and other income, net							5,933
Income tax expense							12,571
Loss from equity-method investment							198
Net income							$46,303

	Nine months ended September 30, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$193,018	$62,989	$53,326	$72,717	$66,732	$199,427	$648,209
Cost of revenues(1)	129,984	49,752	31,026	44,189	44,587	130,369	429,907
Gross profit(1)	$63,034	$13,237	$22,300	$28,528	$22,145	$69,058	$218,302
Operating expenses							166,388
Foreign exchange gain, interest expense and other income, net							7,927
Income tax expense							6,796
Loss from equity-method investment							176
Net income							$52,869
(1) Exclusive of depreciation and amortization.

Revenues, net by service type, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
BPM and related services(1)	$162,639	$148,417	$470,889	$448,782
Analytics services	88,753	82,707	263,585	199,427
Revenues, net	$251,392	$231,124	$734,474	$648,209

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and the consulting operating segment, which provides services related to operations management services. Refer to the reportable segment disclosure above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues, net
United States	$208,753	$191,671	$602,758	$536,956
Non-United States
United Kingdom	27,884	29,901	87,140	85,397
Rest of World	14,755	9,552	44,576	25,856
Total Non-United States	42,639	39,453	131,716	111,253
Revenues, net	$251,392	$231,124	$734,474	$648,209

Property and equipment, net by geographic area, were as follows:

	As of
	September 30, 2019	December 31, 2018
Property and equipment, net
India	$32,488	$36,152
United States	32,234	28,254
Philippines	10,053	5,985
Rest of World	3,696	3,119
Property and equipment, net	$78,471	$73,510

4. Revenues, net

Disaggregation of revenues

Refer Note 3 to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	September 30, 2019	December 31, 2018
Accounts receivable, net	$179,702	$164,752
Contract assets	$4,528	$5,445
Contract liabilities:
Deferred revenue (consideration received in advance)	$7,990	$6,345
Consideration received for process transition activities	$2,942	$1,669

Accounts receivable includes $80,571 and $63,952 as of September 30, 2019 and December 31, 2018, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
Contract assets represents upfront payments made to customers. These costs are amortized over the expected period of benefit and are recorded as an adjustment to transaction price and reduced from revenues.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

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
Revenue recognized during the three and nine months ended September 30, 2019 that was included in the contract liabilities balance at the beginning of the period was $1,086 and $5,312, respectively, and revenue recognized during the three and nine months ended September 30, 2018 that was included in the contract liabilities balance at the beginning of the period was $1,644 and $8,025, respectively.
Contract acquisition costs
The Company had contract acquisition costs of $1,132 as of September 30, 2019 and $713 as of December 31, 2018. Further, the Company capitalized $776 during the three and nine months ended September 30, 2019, respectively. The Company amortized $113 and $357 during the three and nine months ended September 30, 2019, respectively, and amortized $72 and $225 during the three and nine months ended September 30, 2018, respectively. There was no impairment loss in relation to costs capitalized. The capitalized costs will be amortized on a straight line basis over the life of contract.
Contract fulfillment costs
The Company had deferred contract fulfillment costs relating to transition activities amounting to $6,337 as of September 30, 2019 and $4,051 as of December 31, 2018. Further, the Company capitalized an additional $1,140 and $3,307 during the three and nine months ended September 30, 2019, respectively. The Company amortized $411 and $1,021 during the three and nine months ended September 30, 2019, respectively, and $335 and $730 during the three and nine months ended September 30, 2018, respectively. There was no impairment loss in relation to costs capitalized. The capitalized costs will be amortized on a straight line basis over the life of contract.
Consideration received from customers, if any, relating to such transition activities are classified under Contract Liabilities and are recognized over the period in which the related performance obligations are fulfilled.
5. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents (outstanding stock options, restricted stock and restricted stock units) issued and outstanding at the reporting date, using the treasury stock method. Common stock equivalents that are anti-dilutive are excluded from the computation of weighted average shares outstanding.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerators:
Net income	$19,044	$15,249	$46,303	$52,869
Denominators:
Basic weighted average common shares outstanding	34,322,449	34,458,520	34,382,787	34,472,232
Dilutive effect of share based awards	377,048	749,471	362,181	745,582
Diluted weighted average common shares outstanding	34,699,497	35,207,991	34,744,968	35,217,814
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.55	$0.44	$1.35	$1.53
Diluted	$0.55	$0.43	$1.33	$1.50
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	—	256	141,834	161,792

6. Cash, Cash Equivalents and Restricted Cash
For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	September 30, 2019	September 30, 2018
Cash and cash equivalents	$101,432	$97,636
Restricted cash (current)	5,412	4,679
Restricted cash (non-current)	2,441	3,499
Cash, cash equivalents and restricted cash	$109,285	$105,814

7. Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gain on sale and mark-to-market of mutual funds	$3,216	$2,180	$10,060	$7,007
Interest and dividend income	489	523	1,982	1,160
Others, net	858	(237)	1,046	65
Other income, net	$4,563	$2,466	$13,088	$8,232

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	September 30, 2019	December 31, 2018
Owned Assets:
Network equipment and computers	3-5	$93,727	$85,921
Software	3-5	77,017	69,752
Leasehold improvements	3-8	44,355	39,533
Office furniture and equipment	3-8	21,856	20,097
Motor vehicles	2-5	602	635
Buildings	30	1,122	1,140
Land	—	734	746
Capital work in progress	—	11,542	11,026
		250,955	228,850
Less: Accumulated depreciation and amortization		(173,127)	(155,798)
		$77,828	$73,052
Right-of-use assets under finance leases:
Leasehold improvements		$751	$778
Office furniture and equipment		314	53
Motor vehicles		690	628
		1,755	1,459
Less: Accumulated depreciation and amortization		(1,112)	(1,001)
		$643	$458
Property and equipment, net		$78,471	$73,510
Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred to develop software not yet ready to be placed in service.
The depreciation and amortization, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Depreciation and amortization	$7,545	$7,381	$22,882	$20,759

The depreciation and amortization set forth above includes the effect of foreign exchange gain/(loss) upon settlement of cash flow hedges, amounting to $54 and ($33) for the three months ended and $167 and $160 for the nine months ended September 30, 2019 and 2018, respectively. Refer Note 17 to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

Internally developed software costs, included under Software, was as follows:

	As of
	September 30, 2019	December 31, 2018
Cost	$14,212	$8,783
Less : Accumulated amortization	(4,196)	(2,393)
Internally developed software, net	$10,016	$6,390

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Amortization expense	$746	$502	$1,952	$974

During the three and nine months ended September 30, 2019, the Company performed an impairment test of its long-lived assets of its Health Integrated business. Based on the results, the long-lived assets carrying value exceeded their fair value. The primary factor contributing to a reduction in the fair value is the commencement of the wind down of the Health Integrated business, and an anticipated reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized impairment charges of $nil and $2,178 during the three and nine months ended September 30, 2019, respectively, to write down the carrying value of property and equipment to its fair value. This impairment charge was recorded in the unaudited consolidated statements of income under "Impairment and restructuring charges". Refer Note 24 to the unaudited consolidated financial statements for further details.

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
September 30, 2019
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

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

Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance at January 1, 2018	$38,333	$35,233	$13,679	$48,372	$5,326	$63,538	$204,481
Acquisitions	—	—	—	—	—	163,751	163,751
Measurement period adjustments	—	(1,728)	—	—	—	—	(1,728)
Currency translation adjustments	(130)	—	(982)	(1,179)	—	—	(2,291)
Impairment charges	—	(14,229)	—	—	—	—	(14,229)
Balance at December 31, 2018	$38,203	$19,276	$12,697	$47,193	$5,326	$227,289	$349,984
Currency translation adjustments	(91)	—	(165)	(198)	—	—	(454)
Balance at September 30, 2019	$38,112	$19,276	$12,532	$46,995	$5,326	$227,289	$349,530

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

As of September 30, 2019, the Company believes no other goodwill impairment exists, apart from the impairment charges discussed above, and that the remaining goodwill is recoverable for all of its reporting units; however, there can be no assurances that additional goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$119,282	$(61,778)	$57,504
Developed technology	35,555	(17,989)	17,566
Trade names and trademarks	5,480	(2,605)	2,875
	$160,317	$(82,372)	$77,945
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$161,217	$(82,372)	$78,845

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$129,790	$(56,367)	$(5,549)	$67,874
Leasehold benefits	2,644	(2,567)	—	77
Developed technology	37,154	(14,653)	—	22,501
Non-compete agreements	2,045	(1,937)	—	108
Trade names and trademarks	9,639	(5,326)	(278)	4,035
	$181,272	$(80,850)	$(5,827)	$94,595
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	—	900
Total intangible assets	$182,172	$(80,850)	$(5,827)	$95,495

The amortization expense for the period is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization expense	$5,502	$6,718	$16,584	$14,426

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	7.72
Developed technology	3.83
Trade names and trademarks (Finite lived)	2.56

Estimated future amortization expense related to intangible assets as of September 30, 2019 is as follows:
2019 (October 1 - December 31)	$4,963
2020	14,422
2021	12,731
2022	11,325
2023	9,036
2024 and thereafter	25,468
Total	$77,945

10. Investment in Equity Affiliate
On December 12, 2017, the Company acquired preferred stock in Corridor Platform Inc. (“Corridor”), a big data credit risk management platform for $3,000. The Company has determined that based on its ownership interest and other rights, Corridor is an equity method affiliate. The Company has the right and option to acquire additional preferred stock from Corridor as per the terms of the agreement. The Company's proportionate share of net loss for the three and nine months ended September 30, 2019 was $69 and $198, and for the three and nine months ended September 30, 2018 was $62 and $176, respectively.
11. Other Current Assets
Other current assets consist of the following:

	As of
	September 30, 2019	December 31, 2018
Derivative instruments	$3,127	$4,059
Advances to suppliers	1,824	2,910
Receivables from statutory authorities	16,490	14,145
Contract assets	1,190	1,201
Deferred contract fulfillment costs	1,164	1,236
Others	4,179	4,689
Other current assets	$27,974	$28,240

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

12. Other Assets
Other assets consist of the following:

	As of
	September 30, 2019	December 31, 2018
Lease deposits	$9,118	$8,891
Derivative instruments	2,734	1,971
Deposits with statutory authorities	6,264	6,259
Term deposits	426	315
Contract assets	3,338	4,244
Deferred contract fulfillment costs	5,173	2,815
Others	5,914	6,520
Other assets	$32,967	$31,015

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2019	December 31, 2018
Accrued expenses	$50,276	$44,711
Derivative instruments	2,049	3,204
Client liabilities	5,672	6,933
Other current liabilities	11,879	9,321
Accrued expenses and other current liabilities	$69,876	$64,169

14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	September 30, 2019	December 31, 2018
Derivative instruments	$1,884	$3,075
Unrecognized tax benefits	804	804
Deferred rent	—	7,834
Retirement benefits	2,239	3,616
Deferred transition revenue	2,316	945
Others	1,998	247
Other non-current liabilities	$9,241	$16,521

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of amortization of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. Changes in the fair values of forward contracts are recognized in accumulated other comprehensive loss on the Company's unaudited consolidated balance sheets until the settlement of those contracts. The balances as of September 30, 2019 and December 31, 2018 are as follows:

	As of
	September 30, 2019	December 31, 2018
Cumulative foreign currency translation loss	$(88,925)	$(84,105)
Unrealized gain/(loss) on cash flow hedges, net of taxes of $133 and $115, respectively	2,019	(333)
Retirement benefits, net of taxes of $46 and ($53), respectively	753	971
Accumulated other comprehensive loss	$(86,153)	$(83,467)

16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2019 and December 31, 2018.

As of September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$147,883	$—	$—	$147,883
Derivative financial instruments	—	5,861	—	5,861
Total	$147,883	$5,861	$—	$153,744
Liabilities
Derivative financial instruments	$—	$3,933	$—	$3,933
Total	$—	$3,933	$—	$3,933

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$142,408	$—	$—	$142,408
Derivative financial instruments	—	6,030	—	6,030
Total	$142,408	$6,030	$—	$148,438
Liabilities
Derivative financial instruments	$—	$6,279	$—	$6,279
Total	$—	$6,279	$—	$6,279

* Represents short-term investments carried on fair value option under ASC 825 “Financial Instruments” as of September 30, 2019 and December 31, 2018.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
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
Financial instruments not carried at fair value:
The Company’s other financial instruments not carried at fair value consist primarily of accounts receivable, accounts payable, accrued expenses and outstanding revolver credit for which fair values approximate their carrying amounts due to their short-term nature.
Convertible Senior Notes:
The total estimated fair value of the convertible senior notes as of September 30, 2019 and December 31, 2018 was $145,962 and $130,510, respectively. The fair value was determined based on the market yields for similar Notes as of the September 30, 2019 and December 31, 2018. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.
Nonrecurring fair value measurements of assets:
Nonrecurring fair value measurements include impairment tests conducted by the Company during the nine months ended September 30, 2019 of its ROU assets and long-lived assets related to its Health Integrated business. The fair value determination for ROU assets was based on third party quotes, which are Level 2 inputs and for other long-lived assets, it was based on Company’s internal assessment, which are Level 3 inputs. During the nine months ended September 30, 2019, the Company recognized impairment charges on ROU assets and long-lived assets to write down the carrying value to their fair values. Refer Note 8 and 21 to the unaudited consolidated financial statements for further details.
17. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $409,725 (including $6,550 of range forward contracts) as of September 30, 2019 and $362,435 (including $6,900 of range forward contracts) as of December 31, 2018.
Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of derivative financial instruments are recorded along with the underlying hedged item in the same line of unaudited consolidated statements of income as either part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, “Depreciation and amortization”, as applicable.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/(loss). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $112,925, GBP 13,442 and EUR 1,111 as of September 30, 2019 and amounted to $125,503, GBP 15,616 and EUR 512 as of December 31, 2018.
The Company uses forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. Gains and losses on these forward contracts are recognized in AOCI as part of the foreign currency translation adjustment.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

The Company estimates that approximately $1,302 of net derivative gains, excluding tax effects, included in accumulated other comprehensive loss representing changes in the value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2019. At September 30, 2019, the maximum outstanding term of the cash flow hedges was 45 months.
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
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	September 30, 2019	December 31, 2018
Other current assets	$3,118	$4,022
Other assets	$2,734	$1,971
Accrued expenses and other current liabilities	$1,816	$3,137
Other non-current liabilities	$1,884	$3,075

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	September 30, 2019	December 31, 2018
Other current assets	$9	$37
Accrued expenses and other current liabilities	$233	$67

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
Forward Exchange Contracts:	2019	2018	2019	2018
Gain/(Loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$(3,596)	$(11,944)	$5,629	$(29,187)

Gain/(Loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(794)	$(4,268)	$3,525	$(9,837)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended September 30,
	2019		2018
	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$167,542	$1,432	$152,157	$(76)
General and administrative expenses	$29,590	173	$28,704	12
Selling & marketing expenses	$18,302	19	$16,490	6
Depreciation & amortization	$13,047	80	$14,099	(7)
		$1,704		$(65)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,009	$(794)	$1,385	$(4,268)
	$1,009	$(794)	$1,385	$(4,268)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

	Nine months ended September 30,
	2019		2018
	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$487,228	$2,682	$429,907	$3,260
General and administrative expenses	$93,349	359	$85,610	523
Selling & marketing expenses	$53,996	38	$45,593	56
Depreciation & amortization	$39,466	180	$35,185	234
		$3,259		$4,073

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$3,471	$3,525	$3,414	$(9,837)
	$3,471	$3,525	$3,414	$(9,837)

Effect of net investment hedges on accumulated other comprehensive loss
	Three months ended September 30,		Nine months ended September 30,
	Amount of (Loss) Recognized in AOCI		Amount of (Loss) Recognized in AOCI
Net investment hedging relationships	2019	2018	2019	2018
Foreign exchange contracts	$—	$—	$(580)	$—
	$—	$—	$(580)	$—

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
September 30, 2019
(In thousands, except share and per share amounts)

Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee, which is also tied to the Company’s total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 4.1% per annum each during the three and nine months ended September 30, 2019, and 3.1% and 3.3% per annum during the three and nine months ended September 30, 2018, respectively.
Obligations under the Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement contains a covenant to not permit the interest coverage ratio (the ratio of EBITDA to cash interest expense) or the total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $50,000 to EBITDA) for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of September 30, 2019, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.

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
As of September 30, 2019, the Company had outstanding indebtedness under the credit facility of $109,000, of which $20,000 is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $89,000 is included under “long-term borrowings” in the unaudited consolidated balance sheets. As of December 31, 2018, the Company had an outstanding indebtedness under the credit facility of $150,000, of which $20,000 was included under “current portion of long-term borrowings,” and the balance of $130,000 was included under “long-term borrowings” in the consolidated balance sheets.
The Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the credit facility. The unamortized debt issuance costs as of September 30, 2019 and December 31, 2018 was $813 and $1,006, respectively, and is included under "other current assets" and “other assets” in the unaudited consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the three and nine months ended September 30, 2019, the Company recognized interest expense of $1,313 and $3,894, respectively. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require that the Company repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Company may redeem the principal amount of the Notes, at its option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the Company’s exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption).The Company may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

and shares of the Company’s common stock. The Company used the proceeds from the issuance of the Notes to repay $150,000 of its outstanding borrowings under the Credit Facility.
The net proceeds from the issuance of the Notes were approximately $149,000, after deducting debt issuance costs of $1,000 and offering expenses of approximately $442 paid by the Company. These transaction and debt issuance costs were allocated between the liability and equity components based on their relative values. The transaction costs and debt issuance costs allocated to the liability and equity components were $1,279 and $163, respectively. The debt issuance costs allocated to the liability component are deferred and amortized as an adjustment to interest expense over the term of the Notes. The unamortized debt issuance costs is presented as a direct reduction from the Notes in the unaudited consolidated balance sheets. The unamortized debt issuance costs as of September 30, 2019 and December 31, 2018 was $1,071 and $1,127, respectively.
The Company accounted for the liability and equity components of the Notes separately to reflect its non-convertible debt borrowing rate. The estimated fair value of the liability component at issuance of $133,077 was determined using a discounted cash flow technique, which considered debt issuances with similar features of the Company’s debt, excluding the conversion feature. The resulting effective interest rate for the Notes was 5.75% per annum. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $16,923 was allocated to the conversion feature (equity component, recorded as additional paid-in capital) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. The discount is being amortized to interest expense over a six-year period ending October 1, 2024 (the expected life of the liability component) using the effective interest method. During the three and nine months ended September 30, 2019, the Company amortized $618 and $1,836, respectively, of the discount to interest expense. The unamortized debt discount as of September 30, 2019 and December 31, 2018 was $14,487 and $16,323, respectively. At the time of issuance, the Company evaluated the Notes in accordance with ASC 815-15 and determined that the Notes contain a single embedded derivative, being the call option having market interest rates as the underlying, which does not require bifurcation as the features clearly and closely related to the host instrument. The Company determined that the value of this embedded derivative was nominal as of the date of issuance.
Borrowings also includes structured payables which are in the nature of debt, amounting to $1,351 and $2,114 as of September 30, 2019 and December 31, 2018, respectively, of which $876 and $1,423 is included under "current portion of long-term borrowings", and $475 and $691, respectively, included under "long-term borrowings" in the unaudited consolidated balance sheets.
Future principal payments/maturities for all of the Company's borrowings as of September 30, 2019 were as follows:

	Notes	Revolver Credit	Structured Payables	Total
2019 (October - December)	$—	$5,000	$658	$5,658
2020	—	22,000	693	22,693
2021	—	31,000	—	31,000
2022	—	51,000	—	51,000
2023	—	—	—	—
2024 and thereafter	150,000	—	—	150,000
Total	$150,000	$109,000	$1,351	$260,351

Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of September 30, 2019 and December 31, 2018, the Company had outstanding letters of credit of $461 and $nil, respectively, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

During the three months ended September 30, 2019 and 2018, the Company did not acquire any shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock.
During the nine months ended September 30, 2019 and 2018, the Company acquired 22,666 and 45,646 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $1,408 and $2,790, respectively. The weighted average purchase price per share of $62.11 and $61.12, respectively, was the average of the high and low price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
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
During the three and nine months ended September 30, 2019, the Company purchased 125,744 and 563,769 shares of its common stock, respectively, for an aggregate purchase price of approximately $8,346 and $34,476, respectively, including commissions, representing an average purchase price per share of $66.38 and $61.15, respectively, under the 2017 Repurchase Program.
During the three and nine months ended September 30, 2018, the Company purchased 155,837 and 503,019 shares of its common stock, respectively, for an aggregate purchase price of approximately $9,657 and $30,003, respectively, including commissions, representing an average purchase price per share of $61.97 and $59.65, respectively, under the 2017 Repurchase Program.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

Components of net periodic benefit cost:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$488	$431	$1,468	$1,293
Interest cost	219	173	659	526
Expected return on plan assets	(142)	(117)	(428)	(359)
Amortization of actuarial gain	(40)	(37)	(119)	(114)
Net gratuity cost	$525	$450	$1,580	$1,346

The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 7.8% per annum on these Gratuity Plans for the nine months ended September 30, 2019.

Change in Plan Assets
Plan assets at January 1, 2019	$7,420
Actual return	356
Employer contribution	1,884
Benefits paid*	(670)
Effect of exchange rate changes	(134)
Plan assets at September 30, 2019	$8,856
*Benefit payments were substantially made through the plan assets during the nine months ended September 30, 2019.
The Company maintains several 401(k) plans (the "401(k) Plans") under Section 401(k) of the Internal Revenue Code of 1986 (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. The Company accrued for contributions to the 401(k) Plans of $779 and $645 for the three months ended September 30, 2019 and 2018, respectively, and $2,901 and $2,630 for the nine months ended September 30, 2019 and 2018, respectively.
During the three months ended September 30, 2019 and 2018, the Company contributed $2,793 and $2,003, respectively, and during the nine months ended September 30, 2019 and 2018, the Company contributed $7,507 and $5,670, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, and Singapore.
21. Leases
The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates. The Company finances its use of certain motor vehicles and other equipment under various lease arrangements provided by financial institutions.
The Company has performed an evaluation of its contracts with suppliers in accordance with Topic 842 and has determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease.
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
September 30, 2019
(In thousands, except share and per share amounts)

Supplemental balance sheet information

As of
September 30, 2019
Operating Lease
Operating lease right-of-use assets	$88,753

Operating lease liabilities - Current	$23,516
Operating lease liabilities - Non-current	76,080
Total operating lease liabilities	$99,596

Finance Lease
Property and equipment, gross	$1,755
Accumulated depreciation	(1,112)
Property and equipment, net	$643

Finance lease liabilities - Current	$248
Finance lease liabilities - Non-current	436
Total finance lease liabilities	$684
During the three and nine months ended September 2019, the Company performed an impairment test of its long-lived assets of its Health Integrated business. Based on the results, the operating lease right-of-use assets carrying value exceeded their fair value. The primary factor contributing to a reduction in the fair value is the commencement of the wind down of the Health Integrated business, and an anticipated reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized an impairment charge of $nil and $989 during the three and nine months ended September 30, 2019, respectively, to write down the carrying value of operating lease right-of-use to its fair value. This impairment charge was recorded in the unaudited consolidated statements of income under "Impairment and restructuring charges". Refer Note 24 to the unaudited consolidated financial statements for further details.

The components of lease cost, which are included in the Company's unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended September 30, 2019	Nine months ended September 30, 2019
Finance lease:
Amortization of right-of-use assets	$68	$198
Interest on lease liabilities	26	71
Operating lease(a)	6,843	20,544
Sublease income	(29)	(134)
Total lease cost	$6,908	$20,679
Operating lease cost for leases classified as such under Topic 840 for the three and nine months ended September 30, 2018 was $6,596 and $19,075, respectively.
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

Supplemental cash flow and other information related to leases are as follows:

Nine months ended September 30, 2019
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$19,428
Operating cash outflows for finance leases	$71
Financing cash outflows for finance leases	$274
Right-of-use assets obtained in exchange for new operating lease liabilities	$31,189
Right-of-use assets obtained in exchange for new finance lease liabilities	$—
Weighted-average remaining lease term
Finance lease	2.3 years
Operating lease	5.9 years
Weighted-average discount rate
Finance lease	8.7%
Operating lease	7.2%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, applicable to the respective geographies where the leases were entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.
Maturities of lease liabilities as of September 30, 2019 are as follows:

	Operating Leases	Finance Leases
2019 (October 1 - December 31)	$6,425	$109
2020	25,436	304
2021	22,584	220
2022	20,481	110
2023	18,423	81
2024	13,960	15
2025 and thereafter	23,020	—
Total lease payments	$130,329	$839
Less: Imputed interest	30,733	155
Present value of lease liabilities	$99,596	$684

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
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
The Company recorded income tax expense of $5,701 and $5,739 for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate decreased from 27.3% during the three months ended September 30, 2018 to 23.0% during the three months ended September 30, 2019, primarily due to the benefits from higher tax incentives in India and the U.S., and lower tax rates for qualifying Indian subsidiaries, offset by lower excess tax benefit during the three months ended September 30, 2019.
The Company recorded income tax expense of $12,571 and $6,796 for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate increased from 11.4% during the nine months ended September 30, 2018 to 21.3% during the nine months ended September 30, 2019, primarily as a result of (i) an adjustment of $4,836 reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the nine months ended September 30, 2018 and (ii) the recording of excess tax benefits related to stock awards of $5,438 pursuant to ASU No. 2016-09 during the nine months ended September 30, 2018 compared to $1,094 during the nine months ended September 30, 2019.

23. Stock-Based Compensation
The following costs related to the Company’s stock-based compensation plans are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cost of revenues	$1,573	$1,116	$4,537	$3,579
General and administrative expenses	2,957	2,187	8,713	7,536
Selling and marketing expenses	2,897	2,041	8,288	6,196
Total	$7,427	$5,344	$21,538	$17,311

As of September 30, 2019, the Company had 2,696,200 shares available for grant under the 2018 Omnibus Incentive Plan.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2018	162,475	$20.21	$5,267	2.24
Granted	—	—	—	—
Exercised	(35,500)	9.53	1,811	—
Forfeited	—	—	—	—
Outstanding at September 30, 2019	126,975	$23.20	$5,558	2.01
Vested and exercisable at September 30, 2019	126,975	$23.20	$5,558	2.01

The unrecognized compensation cost for unvested options as of September 30, 2019 was $nil.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2018*	103,623	$42.68	953,578	$51.81
Granted	—	—	466,173	64.15
Vested	(53,855)	37.44	(391,533)	47.25
Forfeited	—	—	(62,513)	57.69
Outstanding at September 30, 2019*	49,768	$48.35	965,705	$59.24
* As of September 30, 2019 and December 31, 2018 restricted stock units vested for which the underlying common stock is yet to be issued are 164,831 and 155,753, respectively.
As of September 30, 2019, unrecognized compensation cost of $46,421 is expected to be expensed over a weighted average period of 2.70 years.
Performance Based Stock Awards
Performance based restricted stock unit (the “PRSUs”) activity under the Company’s stock-based compensation plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2018	100,353	$54.07	100,336	$62.43
Granted	54,062	64.33	54,053	92.13
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2019	154,415	$57.66	154,389	$72.83

As of September 30, 2019, unrecognized compensation cost of $10,503 is expected to be expensed over a weighted average period of 1.84 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

24. Impairment and Restructuring Charges

On March 29, 2019, the Company commenced the process of substantially winding down of the operations of the Health Integrated business, which is reported within the Healthcare reportable segment. The Company had previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019, the operating results of this business were significantly below the Company’s estimates and future estimated cash flows are impacted due to loss of customer contracts and cost pressures, and the Company continues to incur losses from this business. The Company expects the wind down process to be substantially completed by the end of 2019. In connection with the wind down process, the Company recorded pre-tax costs in the unaudited consolidated statements of income under “Impairment and restructuring charges”. The following table summarizes the activity related to the costs incurred and paid for the wind down during the three and nine months ended September 30, 2019:

	Contract Termination Costs	Employee-Related Costs	Other Associated Costs	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Costs incurred during the six months ended June 30, 2019	2,597	752	291	3,640
Costs incurred during the three months ended September 30, 2019	—	193	296	489
Cumulative costs incurred as of September 30, 2019	$2,597	$945	$587	$4,129
Costs paid during the six months ended June 30, 2019	—	(57)	(204)	(261)
Costs paid during the three months ended September 30, 2019	(995)	(31)	(209)	(1,235)
Balance as of September 30, 2019	$1,602	$857	$174	$2,633

Total expected costs	$3,000	$1,500	$1,000	$5,500

Additionally, the Company recognized impairment on ROU assets and long-lived assets of $nil and $3,167 during the three and nine months ended September 30, 2019, respectively in the unaudited consolidated statements of income under "Impairment and restructuring charges".

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
The Company had outstanding Notes with a principal amount of $150,000 each as of September 30, 2019 and December 31, 2018 and interest accrued of $2,625 and $1,313 as of September 30, 2019 and December 31, 2018, respectively, related to the Investment Agreement. Refer Note 18 to the unaudited consolidated financial statements for details.
The Company provides consulting services to PharmaCord, LLC. One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of $nil each during the three and nine months ended September 30, 2019, and $10 and $225 during the three and nine months ended September 30, 2018, respectively, for services provided.
As of September 30, 2019 and December 31, 2018, the Company had accounts receivable of $nil and $5, respectively, related to these services.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

26. Commitments and Contingencies

Fixed Asset Commitments
At September 30, 2019, the Company has committed to spend approximately $5,906 under agreements to purchase property and equipment. This amount is net of capital advances paid in respect of these purchases.

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

In March 2017, the Company was named as a defendant in a putative class action lawsuit filed in California, which challenged the classification of independent contractors. The parties participated in a mediation in early 2018. As the result of the mediation, a settlement was reached pursuant to which the Company agreed, without admission of wrongdoing, to pay a total of $2,400, of which $1,200 was paid in 2018 and the remainder was paid during the three months ended March 31, 2019.

Contingencies
U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For the U.S. and India, tax year 2015 and subsequent tax years remain open for examination by the tax authorities as of September 30, 2019.

The aggregate amount demanded by Income tax authorities (net of advance payments, if any) from the Company primarily related to its transfer pricing issues for tax years 2003 to 2015 and its permanent establishment issues for tax years 2003 to 2007 as of September 30, 2019 and December 31, 2018 is $16,077 and $18,177, respectively, of which the Company has made payments or provided bank guarantees to the extent of $8,148 and $8,171, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,279 and $6,272 as of September 30, 2019 and December 31, 2018, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,869 and $1,899 as of September 30, 2019 and December 31, 2018, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheets.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2019
(In thousands, except share and per share amounts)

possible that the Company might receive similar orders or assessments from tax authorities for subsequent years. Accordingly, even if these disputes are resolved, the Indian tax authorities may still serve additional orders or assessments.

During the quarter ended March 31, 2019, there was a judicial pronouncement in India with respect to defined contribution benefits payments interpreting certain statutory defined contribution obligations of employees and employers. It is unclear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation may result in a significant increase in contributions payable by the Company for past periods for certain of its India-based employees. There are numerous interpretative challenges concerning the retrospective application of the judgment. Due to such challenges and a lack of interpretive guidance, and based on legal advice, the Company believes it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make. Accordingly, the Company will re-evaluate the amount of a potential provision, if any, upon further developments.

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

Revenues
For the three months ended September 30, 2019, we had revenues of $251.4 million compared to revenues of $231.1 million for the three months ended September 30, 2018, an increase of $20.3 million, or 8.8%. For the nine months ended September 30, 2019, we had revenues of $734.5 million compared to revenues of $648.2 million for the nine months ended September 30, 2018, an increase of $86.3 million, or 13.3%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating 83.0% and 11.1%, respectively, of our total revenues for the three months ended September 30, 2019, and 82.9% and 12.9%, respectively, of our revenues for the three months ended September 30, 2018. For the nine months ended September 30, 2019, these two regions generated 82.1% and 11.9%, respectively, of our total revenues and 82.8% and 13.2%, respectively, of our total revenues for the nine months ended September 30, 2018.
For the three months ended September 30, 2019 and 2018, our total revenues from our top ten clients accounted for 35.7% and 36.7% of our total revenues, respectively. For the nine months ended September 30, 2019 and 2018, our total revenues from our top ten clients accounted for 36.2% and 37.9% of our total revenues, respectively. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.
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
Analytics: Our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ business. We also provide care optimization and reimbursement optimization services, for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, payment integrity and care management and data management. We actively cross-sell and, where appropriate, integrate our Analytics services with other operations management services as part of a comprehensive offering set for our clients.
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

Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in millions)		(dollars in millions)
Revenues, net	$251.4	$231.1	$734.5	$648.2
Cost of revenues(1)	167.5	152.2	487.2	429.9
Gross profit(1)	83.9	78.9	247.3	218.3
Operating expenses:
General and administrative expenses	29.6	28.7	93.4	85.6
Selling and marketing expenses	18.3	16.4	54.0	45.6
Depreciation and amortization	13.1	14.1	39.5	35.2
Impairment and restructuring charges	0.5	—	7.3	—
Total operating expenses	61.5	59.2	194.2	166.4
Income from operations	22.4	19.7	53.1	51.9
Foreign exchange gain, net	1.0	1.4	3.5	3.4
Interest expense	(3.2)	(2.5)	(10.6)	(3.7)
Other income, net	4.6	2.5	13.1	8.2
Income before income tax expense and earnings from equity affiliates	24.8	21.1	59.1	59.8
Income tax expense	5.7	5.7	12.6	6.8
Income before earnings from equity affiliates	19.1	15.4	46.5	53.0
Loss from equity-method investment	0.1	0.1	0.2	0.2
Net income attributable to ExlService Holdings, Inc. stockholders	$19.0	$15.3	$46.3	$52.8

(1) Exclusive of depreciation and amortization.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Insurance	$77.7	$64.3	$13.4	20.9%
Healthcare	24.0	20.4	3.6	17.7%
Travel, Transportation and Logistics	17.0	17.3	(0.3)	(1.9)%
Finance and Accounting	26.5	24.5	2.0	8.3%
All Other	17.4	21.9	(4.5)	(20.5)%
Analytics	88.8	82.7	6.1	7.3%
Total revenues, net	$251.4	$231.1	$20.3	8.8%
Revenues for the three months ended September 30, 2019 were $251.4 million, up $20.3 million, or 8.8%, compared to the three months ended September 30, 2018.
Revenue growth in Insurance of $13.4 million was primarily driven by expansion of business from our new and existing clients of $13.9 million. This was partially offset by $0.5 million mainly attributable to the depreciation of the Australian dollar and U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Insurance revenues were 30.9% and 27.8% of our total revenues in the three months ended September 30, 2019 and September 30, 2018, respectively.
Revenue growth in Healthcare of $3.6 million was primarily driven by expansion of business from our new and existing clients of $4.4 million. This was partially offset by lower revenues from our Health Integrated business of $0.8 million. Healthcare revenues were 9.5% and 8.8% of our total revenues in the three months ended September 30, 2019 and September 30, 2018, respectively.
Revenue decline in Travel, Transportation and Logistics ("TT&L") of $0.3 million was primarily driven by impact of lower volumes in our existing clients of $0.3 million. TT&L revenues were 6.7% and 7.5% of our total revenues in the three months ended September 30, 2019 and September 30, 2018, respectively.
Revenue growth in Finance and Accounting ("F&A") of $2.0 million was driven by expansion of business from our new and existing clients of $2.1 million. This was partially offset by $0.1 million mainly attributable to the depreciation of the U.K pound sterling against the U.S. dollar during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. F&A revenues were 10.6% of each of our total revenues in the three months ended September 30, 2019 and September 30, 2018.
Revenue decline in All Other of $4.5 million was primarily driven by lower revenue of $3.9 million in our Consulting operating segment, $1.4 million in our Utilities operating segment, partially offset by higher revenue of $0.9 million in our Banking and Financial Services operating segment. The remaining decrease of $0.1 million was due to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. All Other revenues were 6.9% and 9.5% of our total revenues in the three months ended September 30, 2019 and September 30, 2018, respectively.
Revenue growth in Analytics of $6.1 million was attributable to our recurring and project-based engagements from our existing clients of $6.4 million. This was partially offset by $0.3 million attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Analytics revenues were 35.3% and 35.8% of our total revenues in the three months ended September 30, 2019 and September 30, 2018, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended September 30,		Change	Percentage change	Three months ended September 30,		Change
	2019	2018			2019	2018
	(dollars in millions)
Insurance	$51.5	$43.5	$8.0	18.3%	33.7%	32.3%	1.4%
Healthcare	19.4	15.8	3.6	22.7%	19.1%	22.5%	(3.4)%
TT&L	9.8	10.0	(0.2)	(1.6)%	42.2%	42.4%	(0.2)%
F&A	16.7	15.0	1.7	11.6%	37.3%	39.2%	(1.9)%
All Other	12.3	14.3	(2.0)	(13.5)%	29.1%	34.7%	(5.6)%
Analytics	57.8	53.6	4.2	7.8%	34.8%	35.1%	(0.3)%
Total	$167.5	$152.2	$15.3	10.1%	33.4%	34.2%	(0.8)%
For the three months ended September 30, 2019, cost of revenues was $167.5 million compared to $152.2 million for the three months ended September 30, 2018, an increase of $15.3 million, or 10.1%. Our gross margin for the three months ended September 30, 2019 was 33.4% compared to 34.2% for three months ended September 30, 2018, a decrease of 80 basis points (“bps”).
The increase in cost of revenues in Insurance of $8.0 million was primarily due to an increase in employee-related costs of $7.2 million on account of higher headcount and wage inflation, increase in technology, travel and infrastructure costs of $1.5 million, partially offset by decrease in other operating costs of $0.2 million and currency movements, net of hedging of $0.5 million. Gross margin in Insurance increased by 140 bps during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to higher revenues.
The increase in cost of revenues in Healthcare of $3.6 million was primarily due to an increase in employee-related costs of $3.5 million on account of higher headcount and wage inflation, increase in technology and travel costs of $0.6 million, partially offset by lower other operating costs of $0.2 million and currency movements, net of hedging of $0.3 million. Gross margin in Healthcare decreased by 340 bps during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to higher employee costs in our existing clients and higher operating expenses associated with the initiation of services for new clients.
The decrease in cost of revenues in TT&L of $0.2 million was primarily due to currency movements, net of hedging of $0.2 million. Gross margin in TT&L decreased by 20 bps during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to lower volumes in existing clients.
The increase in cost of revenues in F&A of $1.7 million was primarily due to higher employee-related costs of $1.4 million and travel costs of $0.3 million. Gross margin in F&A decreased by 190 bps during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to higher operating expenses associated with the initiation of services for new clients.
The decrease in cost of revenues in All Other of $2.0 million was primarily due to a decrease in employee-related costs of $1.8 million, and net decrease in other operating costs of $0.1 million and currency movements, net of hedging of $0.1 million. Gross margin in All Other decreased by 560 bps during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to lower revenues in our Consulting and Utilities operating segments.
The increase in cost of revenues in Analytics of $4.2 million was primarily due to an increase in employee-related costs of $6.2 million on account of higher headcount and wage inflation, partially offset by lower other operating costs of $1.6 million and currency movements, net of hedging of $0.4 million. Gross margin in Analytics decreased by 30 bps during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,		Change	Percentage change
	2019	2018
	(dollars in millions)
General and administrative expenses	$29.6	$28.7	$0.9	3.1%
Selling and marketing expenses	18.3	16.4	1.9	11.0%
Selling, general and administrative expenses	$47.9	$45.1	$2.8	6.0%
As a percentage of revenues	19.1%	19.6%
The increase in SG&A expenses of $2.8 million was primarily due to an increase in employee-related costs of $4.6 million and technology costs of $0.4 million. This was partially offset by lower infrastructure and travel costs of $1.4 million, other operating costs of $0.5 million and currency movements, net of hedging of $0.3 million.
Depreciation and Amortization.

	Three months ended September 30,		Change	Percentage change
	2019	2018
	(dollars in millions)
Depreciation expense	$7.5	$7.4	$0.1	2.2%
Intangible amortization expense	5.6	6.7	(1.1)	(18.1)%
Depreciation and amortization expense	$13.1	$14.1	$(1.0)	(7.5)%
As a percentage of revenues	5.2%	6.1%
The decrease in intangibles amortization expense of $1.1 million was primarily due to higher amortization expense during the three months ended September 30, 2018 related to Health Integrated's intangible assets which were impaired during the fourth quarter of 2018, and our SCIO acquisition in July 2018. The increase in depreciation expense of $0.1 million was due to depreciation related to our new operating centers commenced during 2018 to support our business growth.

Impairment and Restructuring Charges.

	Three months ended September 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Impairment and restructuring charges	$0.5	$—	$0.5	N/A
As a percentage of revenues	0.2%	—%

On March 29, 2019, we commenced the process of substantially winding down of the operations of our Health Integrated business, which is reported within the Healthcare reportable segment. During the three months ended September 30, 2019, we recorded restructuring charges of $0.5 million in connection with the wind down process. See Note 24 to our unaudited consolidated financial statements for details.

Income from Operations. Income from operations increased by $2.7 million, or 14.0%, from $19.7 million for the three months ended September 30, 2018 to $22.4 million for the three months ended September 30, 2019. As a percentage of revenues, income from operations increased from 8.5% for the three months ended September 30, 2018 to 8.9% for the three months ended September 30, 2019.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended September 30, 2019. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 70.67 during the three months ended September 30, 2018 to 70.35 during the three months ended September 30, 2019. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.31 during the three months ended September 30, 2018 to 1.22 during the three months ended September 30, 2019. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 53.53 during the three months ended September 30, 2018 to 51.59 during the three months ended September 30, 2019.

We recorded a net foreign exchange gain of $1.0 million for the three months ended September 30, 2019 compared to the net foreign exchange gain of $1.4 million for the three months ended September 30, 2018.

Interest expense. Interest expense increased from $2.5 million for the three months ended September 30, 2018 to $3.2 million for the three months ended September 30, 2019 primarily due to interest on our convertible notes and higher effective interest rates on our revolver credit facility.
Other Income, net.

	Three months ended September 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$3.2	$2.2	$1.0	47.5%
Interest and dividend income	0.5	0.5	—	(6.5)%
Other, net	0.9	(0.2)	1.1	(462.0)%
Other income, net	$4.6	$2.5	$2.1	85.0%

Other income, net increased by $2.1 million, from $2.5 million for the three months ended September 30, 2018 to $4.6 million for the three months ended September 30, 2019, primarily due to higher return on our mutual fund investments of $1.0 million and increase in one-time other income of $0.8 million related to our Health Integrated acquisition for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Income Tax Expense. We recorded income tax expense of $5.7 million each for the three months ended September 30, 2019 and 2018. The effective tax rate decreased from 27.3% during the three months ended September 30, 2018 to 23.0% during the three months ended September 30, 2019, primarily due to the benefits from higher tax incentives in India and the U.S. and lower tax rates for qualifying Indian subsidiaries, offset by lower excess tax benefit during the three months ended September 30, 2019.
Net Income. Net income increased from $15.3 million for the three months ended September 30, 2018 to $19.0 million for the three months ended September 30, 2019, primarily due to increase in income from operations of $2.7 million, higher other income, net of $2.1 million, partially offset by higher interest expense of $0.7 million and lower foreign exchange gain of $0.4 million. As a percentage of revenues, net income increased from 6.6% for the three months ended September 30, 2018 to 7.6% for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenues.

The following table summarizes our revenues by reportable segments for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Insurance	$219.0	$193.0	$26.0	13.5%
Healthcare	64.6	63.0	1.6	2.5%
Travel, Transportation and Logistics	51.9	53.4	(1.5)	(2.6)%
Finance and Accounting	78.7	72.7	6.0	8.2%
All Other	56.7	66.7	(10.0)	(15.0)%
Analytics	263.6	199.4	64.2	32.2%
Total revenues, net	$734.5	$648.2	$86.3	13.3%
Revenues for the nine months ended September 30, 2019 were $734.5 million, up $86.3 million, or 13.3%, compared to the nine months ended September 30, 2018.
Revenue growth in Insurance of $26.0 million was primarily driven by expansion of business from our new and existing clients of $28.5 million. This was partially offset by $2.5 million mainly attributable to the depreciation of the Australian dollar, Indian rupee and U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Insurance revenues were 29.8% each of our total revenues in the nine months ended September 30, 2019 and September 30, 2018.
Revenue increase in Healthcare of $1.6 million was primarily driven by expansion of business from our new and existing clients of $9.6 million, partially offset by lower revenues from our Health Integrated business of $8.0 million. Healthcare revenues were 8.8% and 9.7% of our total revenues in the nine months ended September 30, 2019 and September 30, 2018, respectively.
Revenue decline in Travel, Transportation and Logistics ("TT&L") of $1.5 million was primarily driven by $1.1 million attributable to net lower volumes and $0.4 million attributable to the depreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. TT&L revenues were 7.1% and 8.2% of our total revenues in the nine months ended September 30, 2019 and September 30, 2018, respectively.
Revenue growth in Finance and Accounting ("F&A") of $6.0 million was driven by net volume increases from our new and existing clients of $7.0 million. This was partially offset by $1.0 million mainly attributable to the depreciation of the Indian rupee, U.K. pound sterling and Australian dollar against the U.S. dollar during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. F&A revenues were 10.7% and 11.2% of our total revenues in the nine months ended September 30, 2019 and September 30, 2018, respectively.
Revenue decline in All Other of $10.0 million was primarily driven by lower revenues of $6.6 million in our Consulting operating segment, $1.7 million in our Utilities operating segment and $0.3 million in our Banking and Financial Services operating segment. Further decline of $1.4 million was due to the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. All Other revenues were 7.7% and 10.3% of our total revenues in the nine months ended September 30, 2019 and September 30, 2018, respectively.
Revenue growth in Analytics of $64.2 million was primarily driven by our acquisition of SCIO in July 2018 contributing $37.9 million during the six months ended June 30, 2019. The remaining increase of $27.5 million was attributable to our recurring and project-based engagements from our new and existing clients. This was partially offset by $1.2 million attributable to the depreciation of the U.K. pound sterling and Indian rupee against the U.S. dollar during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Analytics revenues were 35.9% and 30.8% of our total revenues in the nine months ended September 30, 2019 and September 30, 2018, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Nine months ended September 30,		Change	Percentage change	Nine months ended September 30,		Change
	2019	2018			2019	2018
	(dollars in millions)
Insurance	$148.1	$130.0	$18.1	13.9%	32.4%	32.7%	(0.3)%
Healthcare	53.2	49.7	3.5	7.0%	17.5%	21.0%	(3.5)%
TT&L	29.6	31.0	(1.4)	(4.6)%	43.0%	41.8%	1.2%
F&A	46.9	44.2	2.7	6.2%	40.4%	39.2%	1.2%
All Other	37.2	44.6	(7.4)	(16.5)%	34.4%	33.2%	1.2%
Analytics	172.2	130.4	41.8	32.1%	34.7%	34.6%	0.1%
Total	$487.2	$429.9	$57.3	13.3%	33.7%	33.7%	—%
For the nine months ended September 30, 2019, cost of revenues was $487.2 million compared to $429.9 million for the nine months ended September 30, 2018, an increase of $57.3 million, or 13.3%. Our gross margin was 33.7% for both the nine months ended September 30, 2019 and September 30, 2018.
The increase in cost of revenues in Insurance of $18.1 million was primarily due to an increase in employee-related costs of $18.8 million on account of higher headcount and wage inflation and increase in technology, travel and infrastructure cost of $3.4 million. This was partially offset by lower other operating costs of $2.0 million and currency movements, net of hedging of $2.1 million. Gross margin in Insurance decreased by 30 bps during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to higher operating expenses associated with the initiation of services for new clients.
The increase in cost of revenues in Healthcare of $3.5 million was primarily due to an increase in employee-related costs of $4.5 million, technology and travel costs of $0.7 million, partially offset by currency movements, net of hedging of $0.9 million and lower other operating costs of $0.8 million. Gross margin in Healthcare decreased by 350 bps during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the impact of our Health Integrated business and higher employee-related costs.
The decrease in cost of revenues in TT&L of $1.4 million was primarily due to lower infrastructure and other operating costs of $0.8 million and currency movements, net of hedging of $0.6 million. Gross margin in TT&L increased by 120 bps during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to lower operating expenses.
The increase in cost of revenues in F&A of $2.7 million was primarily due to an increase in employee-related costs of $3.2 million on account of higher headcount and wage inflation, partially offset by currency movements, net of hedging of $0.4 million and lower other operating costs of $0.1 million. Gross margin in F&A increased by 120 bps during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to higher margin in existing clients and lower operating expenses.
The decrease in cost of revenues in All Other of $7.4 million was primarily due to a decrease in employee-related costs of $5.3 million, lower travel, infrastructure and other operating costs of $1.3 million and currency movements, net of hedging of $0.8 million. Gross margin in All Other increased by 120 bps during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to better utilization in Banking and Financial Services operating segment and margin improvement in Utilities operating segment.
The increase in cost of revenues in Analytics of $41.8 million was primarily due to an increase in employee-related costs of $37.6 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of SCIO in July 2018 of $20.0 million during the six months ended June 30, 2019. The remaining increase was attributable to other operating costs of $5.8 million, partially offset by currency movements, net of hedging of $1.6 million. Gross margin in Analytics increased by 10 bps during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Selling, General and Administrative (“SG&A”) Expenses.

	Nine months ended September 30,		Change	Percentage change
	2019	2018
	(dollars in millions)
General and administrative expenses	$93.4	$85.6	$7.8	9.0%
Selling and marketing expenses	54.0	45.6	8.4	18.4%
Selling, general and administrative expenses	$147.4	$131.2	$16.2	12.3%
As a percentage of revenues	20.1%	20.2%
The increase in SG&A expenses of $16.2 million was primarily due to an increase in employee-related costs of $17.1 million, including incremental costs related to our SCIO acquisition in July 2018 of $7.3 million and net increase in other operating costs of $0.6 million. This was partially offset by currency movements, net of hedging of $1.5 million.
Depreciation and Amortization.

	Nine months ended September 30,		Change	Percentage change
	2019	2018
	(dollars in millions)
Depreciation expense	$22.9	$20.8	$2.1	10.2%
Intangible amortization expense	16.6	14.4	$2.2	15.0%
Depreciation and amortization expense	$39.5	$35.2	$4.3	12.2%
As a percentage of revenues	5.4%	5.4%
The increase in intangibles amortization expense of $2.2 million was primarily due to an increase in amortization of intangibles associated with our SCIO acquisition in July 2018, partially offset by the impact of amortization of intangibles related to Health Integrated which were impaired during the fourth quarter of 2018. The increase in depreciation expense of $2.1 million was due to depreciation related to our new operating centers commenced during 2018 to support our business growth and depreciation associated with our SCIO acquisition.

Impairment and Restructuring Charges.

	Nine months ended September 30,			Percentage change
	2019	2018	Change

Impairment and restructuring charges	$7.3	$—	$7.3	N/A
As a percentage of revenues	1.0%	—%

On March 29, 2019, we commenced the process of substantially winding down of the operations of the Health Integrated business, which is reported within the Healthcare reportable segment. During the nine months ended September 30, 2019, we recorded impairment charges of $3.2 million and restructuring charges of $4.1 million in connection with the wind down process. See Note 24 to our unaudited consolidated financial statements for details.

Income from Operations. Income from operations increased by $1.2 million, or 2.4%, from $51.9 million for the nine months ended September 30, 2018 to $53.1 million for the nine months ended September 30, 2019. As a percentage of revenues, income from operations decreased from 8.0% for the nine months ended September 30, 2018 to 7.2% for the nine months ended September 30, 2019.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the nine months ended September 30, 2019. The average exchange rate of the U.S. dollar against the Indian rupee increased from 67.61 during the nine months ended September 30, 2018 to 70.03 during the nine months ended September 30, 2019. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.35 during the nine months ended September 30, 2018 to 1.27 during the nine months ended September 30, 2019. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 52.64 during the nine months ended September 30, 2018 to 51.84 during the nine months ended September 30, 2019.
We recorded a net foreign exchange gain of $3.5 million for the nine months ended September 30, 2019 compared to the net foreign exchange gain of $3.4 million for the nine months ended September 30, 2018.

Interest expense. Interest expense increased from $3.7 million for the nine months ended September 30, 2018 to $10.6 million for the nine months ended September 30, 2019 primarily due to increase in borrowings and higher effective interest rates under our Credit Facility and issuance of convertible notes.
Other Income, net.

	Nine months ended September 30,			Percentage change
	2019	2018	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$10.1	$7.0	$3.1	43.6%
Interest and dividend income	2.0	1.1	0.9	70.9%
Other, net	1.0	0.1	0.9	1,509.2%
Other income, net	$13.1	$8.2	4.9	59.0%

Other income, net increased by $4.9 million, from $8.2 million for the nine months ended September 30, 2018 to $13.1 million for the nine months ended September 30, 2019, primarily due to a higher return on our mutual fund investments of $3.1 million, increase in interest and dividend income of $0.9 million and increase in one-time other income of $0.8 million, primarily related to our Health Integrated acquisition during the nine months ended September 30, 2019 compared to nine months ended September 30, 2018.
Income Tax Expense. We recorded income tax expense of $12.6 million and $6.8 million for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate increased from 11.4% during the nine months ended September 30, 2018 to 21.3% during the nine months ended September 30, 2019 primarily as a result of (i) an adjustment of $4.8 million reducing the provisional transition tax on the mandatory deemed repatriation of accumulated earnings and profits ("E&P") of foreign subsidiaries recognized during the nine months ended September 30, 2018 and (ii) recording of excess tax benefits related to stock awards of $1.1 million pursuant to ASU No. 2016-09 during the nine months ended September 30, 2019 compared to $5.4 million during the nine months ended September 30, 2018. See Note 22 to our unaudited consolidated financial statements.
Net Income. Net income decreased from $52.8 million for the nine months ended September 30, 2018 to $46.3 million for the nine months ended September 30, 2019, primarily due to higher interest expense of $6.9 million, higher income tax expense of $5.8 million, partially offset by increase in other income, net of $4.9 million and increase in income from operations of $1.2 million. As a percentage of revenues, net income decreased from 8.2% for the nine months ended September 30, 2018 to 6.3% for the nine months ended September 30, 2019.
Liquidity and Capital Resources

	Nine months ended September 30,
	2019	2018
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$104.1	$94.3
Net cash provided by operating activities	106.0	47.2
Net cash used for investing activities	(21.3)	(240.4)
Net cash (used for)/provided by financing activities	(77.7)	207.8
Effect of exchange rate changes	(1.8)	(3.1)
Closing cash, cash equivalents and restricted cash	$109.3	$105.8
As of September 30, 2019 and 2018, we had $280.8 million and $242.5 million, respectively, in cash, cash equivalents and short-term investments, of which $228.7 million and $187.9 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other tax and we do not currently intend to distribute such amounts. If, in the future, we change our intention regarding distributions, additional taxes may be required and would be recorded in the period the intention changes.
Operating Activities: Cash flows provided by operating activities were $106.0 million for the nine months ended September 30, 2019 as compared to cash flows provided by operating activities of $47.2 million during the nine months ended September 30, 2018. Generally, factors that affect our earnings—including pricing, volume of services, costs and productivity—affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results in an indirect manner, the impact on the working capital and cash flows provided by operating activities can be significant
Cash flows provided by operating activities for the nine months ended September 30, 2019 was $106.0 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization, stock-based compensation expense, amortization of operating lease right-of-use assets, deferred income taxes, impairment charges and others aggregating to $119.2 million. The primary working capital use of cash of $39.0 million during the nine months ended September 30, 2019 was driven by an increase in accounts receivables, other assets and decrease in operating lease liabilities, accounts payable. The primary working capital sources of cash of $25.8 million was driven by an increase in accrued expenses and other liabilities, accrued employee costs, deferred revenue and decrease in advance income tax, prepaid expenses and other current assets.
Investing Activities: Cash flows used for investing activities were $21.3 million for the nine months ended September 30, 2019 as compared to cash flows used for investing activities of $240.4 million for the nine months ended September 30, 2018. The decrease is mainly due to higher cash used for the business acquisitions of $231.9 million during the nine months ended September 30, 2018. This was partially offset by lower net proceeds from redemption of investments of $11.2 million during the nine months ended September 30, 2019 as compared to higher net proceeds from redemption of investments of $21.6 million during the nine months ended September 30, 2018 and higher capital expenditures for purchase of long-lived assets, including investments in infrastructure, technology applications, product developments, digital technology and advanced automation & robotics of $2.2 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Financing Activities: Cash flows used for financing activities were $77.7 million during the nine months ended September 30, 2019 as compared to cash flows provided by financing activities of $207.8 million during the nine months ended September 30, 2018. The decrease in cash flows provided from financing activities was primarily due to higher net borrowings of $239.9 million (net of proceeds) under our Credit Facility (as described below in “Financing Arrangements”) during the nine months ended September 30, 2018 as compared to net repayments of $41.8 million and higher purchases of treasury stock by $3.1 million under our share repurchase program during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
We expect to use cash from operating activities to maintain and expand our business by making investments primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $32.3 million of capital expenditures in the nine months ended September 30, 2019. We expect to incur capital expenditures of between $38.0 million to $42.0 million in 2019, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation & robotics and infrastructure.
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
As of September 30, 2019, we had outstanding indebtedness under the credit facility of $109.0 million, of which $20.0 million is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $89.0 million is included under “long-term borrowings” in the unaudited consolidated balance sheets. As of December 31, 2018, we had outstanding indebtedness under the credit facility of $150.0 million, of which $20.0 million was presented under "current portion of long-term borrowings" and the balance of $130.0 million was included under "long-term borrowings" in the unaudited consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, we entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150.0 million in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the "Notes"). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the three and nine months ended September 30, 2019, we recognized interest expense of $1.3 million and $3.9 million. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per $1,000 principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require us to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. We may redeem the principal amount of the Notes, at our option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding our exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption). We may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. We used the proceeds from the issuance of Notes to repay $150.0 million of our outstanding borrowings under the Credit Facility.
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

Off-Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of September 30, 2019 and December 31, 2018, we had outstanding letters of credit of $0.5 million and $nil, respectively, that were not recognized in our consolidated balance sheets. These are not reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2019:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.3	$0.4	$0.1	$—	$0.8
Operating leases(a)	25.5	44.2	34.6	26.0	130.3
Purchase obligations	5.9	—	—	—	5.9
Other obligations(b)	1.8	3.3	2.8	4.6	12.5
Borrowings:
Principal payments	20.9	68.5	21.0	150.0	260.4
Interest payments(c)	8.4	14.0	10.8	2.6	35.8
Total contractual cash obligations(d)	$62.8	$130.4	$69.3	$183.2	$445.7

(a)	Represents lease liabilities payable for cancellable and non-cancellable lease period.

(b)	Represents estimated payments under the Gratuity Plan.

(c)	Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of September 30, 2019.

(d)	Excludes $0.8 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended September 30, 2019, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, the CEO and CFO have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2019, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	59,325	$65.23	59,325	$10,000,428
August 1, 2019 through August 31, 2019	35,119	$67.57	35,119	$7,627,559
September 1, 2019 through September 30, 2019	31,300	$67.22	31,300	$5,523,702
Total	125,744	$66.38	125,744	$—
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

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 1-33089) filed on April 26, 2019).

3.3	Fifth Amended and Restated By-laws of ExlService Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 19, 2019)

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2019	EXLSERVICE HOLDINGS, INC.

	By:	/S/ VISHAL CHHIBBAR
Vishal Chhibbar Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)