Form 10-K
period 2019-12-31
ExlService Holdings, Inc.
filed 2020-02-27
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 001-33089
_________________________________________________________
EXLSERVICE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________

Delaware		82-0572194
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

320 Park Avenue,	29th Floor,
New York,	New York	10022
(Address of principal executive offices)		(Zip code)

(212) 277-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	EXLS	NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of common stock held by non-affiliates was approximately $2,189,025,465.
As of February 25, 2020, there were 34,364,691 shares of the registrant’s common stock outstanding, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2019.

ITEM 1.     Business

ExlService Holdings, Inc. (“EXL”, “we”, “us", "our" or the "Company"), incorporated in Delaware in 2002, is a leading operations management and analytics company that helps its clients build and grow sustainable businesses. By orchestrating our domain expertise, data, analytics and digital technology, we look deeper to design and manage agile, customer-centric operating models to improve global operations, drive profitability, enhance customer satisfaction, increase data-driven insights, and manage risk and compliance. We serve customers in multiple industries, including insurance, healthcare, banking and financial services, utilities, travel, transportation and logistics, media and retail, among others. Headquartered in New York, we have more than 31,700 professionals in locations throughout the United States, the United Kingdom, Europe, India, the Philippines, Colombia, Australia and South Africa.
We operate in the business process management (“BPM”) industry, and we provide operations management and analytics services. As described below, effective January 1, 2020, we realigned our operating and reportable segments, but the presentation in this Annual Report, including the discussion in the next two paragraphs, refers to the structure in place prior to such realignment.
Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Five of those operating segments provide BPM or “operations management” services, which we organize into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one of the operating segments is a “capability” segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company of business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific digital transformational services related to operations management services, and our Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business. Together, our operations management and analytics services support our customers’ digital transformation agendas, through our differentiated strategy and approach that we call Digital Intelligence. Digital Intelligence combines our capabilities across domain and data to create context that enables us find opportunities for our clients to improve performance, enhance customer experiences and increase profitability. Our digital professionals then orchestrate domain expertise, process excellence and advanced digital technologies in the right mix to deliver significant business outcomes.
We present information for the following reportable segments:

•	Insurance,

•	Healthcare,

•	Travel, Transportation and Logistics,

•	Finance and Accounting,

•	Analytics, and

•	All Other (consisting of our remaining operating segments, including our Banking and Financial Services, Utilities and Consulting operating segments).

Effective January 1, 2020, we made certain operational and structural changes to more closely integrate our businesses and to simplify our organizational structure. We now manage and report financial information through our four strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management will review financial information and make operating decisions. These business units will develop client-specific solutions, build capabilities, maintain a unified go-to-market approach and be integrally responsible for service delivery, customer satisfaction, growth and profitability. In line with our strategy of vertical integration and focus on domain expertise, we have integrated our Finance & Accounting and Consulting operating segments within each of the Insurance and Healthcare operating segments based on the respective industry-specific clients.  Finance & Accounting and Consulting Services to clients outside of those industries, will now be part of our newly formed business unit and reportable segment ‘Emerging Business’. In addition, we integrated our former Travel, Transportation and Logistics, Banking and Financial Services, and Utilities operating segments under “Emerging Business” to further leverage and optimize the operating scale in providing operations management services.

Our new reportable segments effective January 1, 2020 are as follows:

•	Insurance,

•	Healthcare,

•	Analytics, and

•	Emerging Business

This change in segment presentation will not have any effect on our consolidated statements of income, balance sheets or statements of cash flows. The revised presentation will be reflected in our subsequent periodic and annual reports.

Operations Management Services
Our operations management services, which we provide from our Insurance, Healthcare, Travel, Transportation and Logistics, Finance and Accounting, Banking and Financial Services, and Utilities operating segments, typically involve the transfer to EXL business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage those operations for our client on an ongoing basis, or in case of consulting, consulting services related to transformation services, including digital transformation services. We use a focused industry vertical approach to manage our business and to provide a suite of integrated BPM services to organizations in the insurance, healthcare, travel transportation and logistics, banking and financial services and utilities industries in addition to providing finance and accounting and consulting services across these industries as well as to clients in other industries like manufacturing and media among others.
The key differentiators and salient features of our BPM services include our agile operating and delivery model utilizing domain and data expertise and process excellence, the Digital EXLerator FrameworkTM , our ability to deploy a Business Process-as-a-Service (“BPaaS”) delivery model, business process automation (including robotics), consulting-driven digital transformation and our industry vertical focused approach. The Digital EXLerator FrameworkTM, is our integrated approach to operations management which enables us to drive better customer outcomes by using advanced automation (such as robotics, advanced analytics and artificial intelligence), process optimization (lean six-sigma), along with smart workflow, driving better orchestration of human talent and technology.
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
The operating segments providing operations management services are described below:
Our Insurance operating segment serves property and casualty insurance, life insurance, disability insurance, annuity and retirement services companies. We provide BPM services related to business processes in the insurance industry such as claims processing, subrogation, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business processing, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey, and customer service using the Digital EXLerator FrameworkTM, robotics and advanced automation. We provide insurance policy administration and digital customer acquisition services using a BPaaS delivery model through our LifePRO ® and Liss platforms in order to help clients administer life insurance, health insurance, annuities and credit life and disability insurance policies. We also provide subrogation services to property and casualty insurers using a BPaaS delivery model and our proprietary Subrosource ® software platform, the largest commercial end-to-end subrogation platform. Subrosource ® integrates with client systems, manages recovery workflow, increases recoveries and reduces costs.
Our Healthcare operating segment primarily serves U.S.-based healthcare payers, providers and life sciences organizations. We provide BPM services related to Care Management, Utilization Management, disease management, payment integrity, revenue optimization and customer engagement directly addressing the market need for improved healthcare outcomes, reduced claims, medical and administrative costs, and improved access to the healthcare system in the healthcare market.
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

Our Travel, Transportation and Logistics operating segment primarily serves clients in the travel & leisure and transportation and logistics industries, including less-than-truckload (LTL), truckload and intermodal logistics sectors. We provide BPM services related to business processes in corporate and leisure travel such as reservations, customer service, fulfillment and finance and accounting. Our operating model encompasses analytics driven transformation aimed at cost reduction and customer experience enhancement. In addition, we have expertise in processing transportation and logistics transactions, including supply chain management, warehousing, transportation management and international logistics services using advanced automation, including robotics process automation. For companies in the transportation and logistics sector, we provide sales, billing, collection, claims management, revenue management, accounting freight audit and payment and logistics engineering services. We are focused on developing new integrated solutions in this operating segment in the areas of customer experience and finance and accounting operations by combining our domain, data and digital capabilities. Our advanced analytics-based inside sales and revenue leakage prevention solutions are designed to deliver a direct topline impact to our customers.
Our Finance and Accounting (“F&A”) operating segment provides finance and accounting BPM and Digital Transformation services across an array of F&A processes, including procure-to-pay, order-to-cash, hire-to-retire, record-to-report, regulatory reporting, financial planning and analysis, audit and assurance, reconciliations, treasury and tax processes. This operating segment provides services across the five industry verticals within operations management as well as to clients in other industries like manufacturing, business services, media and retail among others. We partner with our clients to provide digital transformation services to help them simplify and scale their F&A processes, drive customer centricity, improve controls and compliance, reduce operating costs and deliver rich data driven insights to their businesses. We do this by meaningfully combining our deep capabilities in finance transformation, risk management, advanced analytics and intelligent automation, including Artificial Intelligence ("AI") and machine learning.

Our Banking and Financial Services operating segment offers a comprehensive range of BPM services across the spectrum of the banking and financial services industry, including residential mortgage lending, retail banking and credit cards, commercial banking and investment management. Our operating models encompass process re-engineering with improved customer experience and cost reduction. We integrate front, middle and back-office operations as one seamless experience with a digitally enabled customer journey and experience framework. Leveraging our deep end-to-end expertise within analytics, we are able to enhance the effectiveness of our client operations. EXL uses robotics process automation and proprietary business intelligence tools to innovate workflow management, transaction monitoring, and management information and reporting to enhance transparency in regulatory and management reporting. In addition to banks and financial services firms, EXL works with financial technology companies to supplement their marketing and sales operations, support their processing and underwriting as well as enhance their servicing and collections efforts.

Our Utilities operating segment services offers BPM services related to enhancing operating models, improving customer experience, reducing costs, shortening turnaround time and simplifying compliance for our clients. By leveraging our “Model Office” framework, we combine domain expertise, customer-centric operations management practices, robotics and advanced analytics capabilities with cloud-based billing and customer relationship management platform, digital services, industry-specific products, business process automation and robotics. We remain focused on bringing new analytics-led integrated solutions in this operating segment that are designed to deliver higher operational efficiencies and improved end customer experience for our clients.

Consulting

Our Consulting operating segment provides industry-specific digital transformational services, targeting select industries and functions across Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services and Finance and Accounting. Our services are designed to address contemporary problems across the aforementioned domains, embracing the digital and analytics revolution, to deliver business models that help our clients realize their business and innovation goals and improve their strategic competitive position. Our digital consulting offerings include leveraging design thinking to help improve customer experience, using lean models to drive process excellence and using agile delivery models to implement digital technologies and interventions like customer experience transformation, advanced automation and robotics and enterprise architecture. Our approach to consulting is focused on delivering goals across growth and scalability, customer experience improvement, cost and efficiency as well as scale. We are focused on building and delivering industry solutions in insurance, healthcare and other verticals to drive end-to-end transformation across the service delivery value chain, spanning contact center automation, content extraction capabilities and onboarding, underwriting, claims processing, policy administration and finance, audit and compliance transformation.

We also offer a full range of finance transformation services to the CFO suite, including finance platform modernization and implementation, finance process transformation and digitization as well as governance, risk and compliance support. Our Finance Transformation practice works with CFOs and Chief Audit Executives to make their finance functions more efficient by improving the management of their risk and compliance efforts, enhancing performance, reducing cost, and increasing automation.

Analytics

We are a “Strategic Digital Transformation Partner” for our clients in analytics. By leveraging our full suite of analytics capabilities, our Analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ businesses. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and life cycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management. We use a spectrum of advanced analytical tools and techniques, including our in-house Machine Learning (“ML”) and "AI" capabilities. We leverage and deploy our proprietary ML and AI solutions to help deliver improved business outcomes throughout our client's value chain and to address a range of complex industry-wide problems including:

•	Advanced natural language understanding and deep learning models to address unstructured text and data,

•	Computer-assisted vision and deep learning-based image analytics to analyze photos and videos, and

•	Advanced pattern recognition techniques to identify consumer behavior triggers embedded in multiple formats of data.
Our Analytics team comprises over 4,500 professionals, including data scientists, data architects, business analysts, statisticians, modelers, industry domain specialists and data experts.
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
Our Analytics engagements span both project work and longer-term arrangements where EXL provides ongoing analytics modeling and services for a year or more. We utilize domain and industry knowledge related to the business problem being considered to support these Analytics engagements across our various competencies including Data management, Advanced Analytics/AI, Functional, Data-enabled Marketing Solutions and Strategic Data Assets.
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
On July 1, 2018, we completed the acquisition of SCIO pursuant to an Agreement of Merger dated April 28, 2018 (the "Merger Agreement"). SCIO is a health analytics solution and services company serving healthcare organizations including providers, health plans, pharmacy benefit managers, employers, health services and global life sciences companies. SCIO provides Payment Integrity services mainly in the area of claims overpayment and abuse and waste related to healthcare spending. The acquisition of SCIO broadened our spectrum of healthcare capabilities to deliver more complex reimbursement optimization, subrogation as well care and risk and quality management to the healthcare industry. SCIO provides scalable predictive analytic solutions and services that transform data into actionable insights, helping healthcare organizations identify opportunities and prescribe actions to drive operational performance and address the healthcare waste epidemic while improving care quality industry.

Business Strategy
EXL is a business process management company providing operations management and analytics services and is a “Strategic Digital Transformation Partner” for our clients by deploying our Digital Intelligence framework. We help our clients become digitally intelligent by leveraging capabilities across data, advanced analytics, digital operations and domain expertise to deliver business outcomes across customer experience, efficiency and revenue.

Expanding our services in large addressable markets

We continue to focus on the insurance, healthcare and banking industries, which are large markets with high demand. We will also continue to build our client portfolio in Finance and Accounting and within our other business segments in an opportunistic manner. As we can continue to refine our focus, we are pursuing opportunities in other industries. We are uniquely equipped to support clients across every step of the digital transformation value chain with capabilities across Data and Data management, Business intelligence and Analytics, Digital Transformation Consulting, Digital Integration and Operations. Demand for these services is expected to exhibit strong growth in the next several years.

Integrating our capabilities

Our deep domain expertise has been central to our market differentiation. We are also well-positioned as one of the few players in the market with a full suite of analytics, strong operational excellence, technological platforms and digital toolkit to create integrated solutions and services under one brand.

Recruiting, Training, and Retaining the Most Talented Professionals

We have an integrated talent management framework that employs active collaboration between our recruitment, capability development and business human resource functions. We deploy innovative methods to recruit, train and retain our skilled employees. We focus on recruiting the right talent and developing them further on relevant competencies through our learning academies, rigorous promotion standards, client and industry specific training and competitive compensation packages that include incentive-based compensation. We are able to leverage shared resources across our services through personnel who have skillsets applicable to a wide variety of BPM services. We also have specialized experts in various domains, who develop specialization in our chosen industries and subject matters through our training academies. Our employee relations function ensures that we understand the pulse of our employees, and are able to swiftly respond to specific needs and concerns as they arise, through a central team of experts.
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
Expanding our Global Delivery Footprint and Operational Infrastructure
We intend to further expand and invest in our network of delivery centers to service our clients. In 2019, we expanded our operations centers in India, South Africa and in the Philippines.
Pursuing Strategic Relationships and Acquisitions

We intend to continue making selective acquisitions in our focus industry verticals as well as to add to our capabilities. We consider selective strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services and complement our business strategy. We also pursue select partnerships, alliances or investments that will expand the scope and effectiveness of our services by adding technology assets and intellectual property, adding new clients or allowing us to enter new geographic markets. In 2018, we launched our Connected Intelligence Partnership programs to expand our technology and innovation ecosystem to accelerate client business outcomes from digital transformation. The Connected Intelligence program has enhanced our go-to-market opportunities with new programs for emerging innovators and startups, digital technology partners, industry solution partners and alliances and associations to deliver leading digital solutions and services to its clients.

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
Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, analyst relations and rankings, lead generation, knowledge management, content development, campaign management, digital or web presence, brand awareness and participation in industry forums and conferences. As of December 31, 2019, we employed approximately 150 sales, marketing, business development and client management professionals with the majority of them based in either the U.S. or Europe. Our professionals generally have significant experience in business process services, technology, operations, analytics and consulting.
Clients
EXL generated revenues from approximately 470 clients and 480 clients in 2019 and 2018, respectively (with annual revenue exceeding $50,000 per client). We have won 28 and 50 new clients during 2019 and 2018, respectively.
Our top three, five and ten clients generated 15.2%, 22.0% and 36.1% of our revenues, respectively, in 2019. Our top three, five and ten clients generated 16.4%, 23.7% and 37.2% of our revenues, respectively, in 2018. No client accounted for more than 10% of our total revenues in 2019 or 2018. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See “Item 1A. Risk Factors-Risks Related to Our Business-We derive a substantial portion of our revenues from a limited number of clients.”
Our long-term relationships with our clients typically evolve from providing a single, discrete service or process into providing a series of complex, integrated processes across multiple business lines. For operations management services other than consulting, we enter into long-term agreements with our clients with typical initial terms of between three to five years. Consulting engagements have typical terms of six to twelve months. Agreements for Analytics services are either project based or have shorter initial terms, which are typically between one to three years. However, each agreement is individually negotiated with the client.

Competition
Competition in the BPM services industry is intense and growing. See “Item 1A. Risk Factors-Risks Related to Our Business-We face significant competition from U.S.-based and non-U.S.-based BPM and information technology (“IT”) companies and from our clients, who may build shared services centers to perform these services themselves, either in-house, in the U.S. or through offshore groups or other arrangements.” Many companies, including certain of our clients, choose to perform some or all of their customer-facing and back-office processes internally, utilizing their own employees to provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes management is that we provide companies the opportunity to focus on their core products and markets while we focus on service delivery and operational excellence. We compete primarily against:

•
large global companies with BPM solutions and delivery capabilities in offshore locations, such as Genpact Limited, WNS (Holdings) Limited, Accenture, Cognizant Technology Solutions, Infosys and Tata Consultancy Services;

•	niche providers that provide services in a specific geographic market, industry or service area, such as analytics or healthcare; and

•	leading accounting and management consulting firms.
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
Intellectual Property
Our intellectual property consists of proprietary and licensed platforms, software and databases, trade secrets, methodologies and know-how, trademarks, copyrighted software, operating procedures and other materials and patents and pending patent applications. We have numerous registered trademarks and logos registered with the U.S. Patent and Trademark Office and certain foreign jurisdictions and several pending trademark applications, as well as, three issued patents. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. To provide our services, in addition to our own proprietary tools, we use software and data licensed by us or our clients from third parties. We also use SaaS services from third parties pursuant to contracts with us or our clients. In particular, we have developed several strategic partnerships with robotics and process automation software companies to facilitate our offering of automation to our clients.
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
Information Security and Data Privacy
Overseen by management and our board of directors, we maintain a comprehensive program that focuses on information security, cyber security, data privacy and the protection of our clients’ and their customers’ confidential personal and sensitive information. We have invested in our information security and cyber security posture and protocols to support compliance with our contractual obligations and the laws and regulations governing our activities. These investments include people, processes and technology intended to protect information throughout its life cycle.

EXL focuses on implementing and maintaining cyber security capabilities to identify, protect, detect, respond and recover from cyber threats, incidents and attacks; reduce vulnerabilities and minimize the impact of cyber incidents. We emphasize compliance and institutional governance built upon and supported by policies and processes, tools and technologies, and knowledge and awareness training. EXL takes into account guidance from relevant regulatory and governance bodies, including but not limited to the Cyber Security Framework of the National Institute of Standards and Technology of the U.S. Department of Commerce, in designing controls and policies regarding security for sensitive and confidential information of EXL's clients, employee, partners, third parties and EXL’s owned products and services. EXL has undertaken measures designed to comply with new privacy regulations, including the European General Data Protection Regulation (EU) 2016/679 (“GDPR”) and the California Consumer Privacy Act (“CCPA”), as well as other national and state laws or regulations.

According to the needs of our clients as well as the regulatory requirements of the geographies in which we operate, many of our delivery centers are certified related to information security and health and environmental safety, such as the ISO 27001:2013 standard for information security management systems, the ISO 22301:2012 for Business continuity management systems, the ISO 9001:2008 standard for quality management system, the ISO 14001 for environmental management standards and the OHSAS 18001:2007 standard for occupational health and safety management systems. Certain delivery centers and processes are also compliant with HITRUST CSF™ and certified for other similar requirements. Some of our centers in the Philippines and South Africa and certain client processes in other operation centers in India are compliant with the Payment Card Industry Data Security Standard (PCI-DSS) version 3.2 or higher requirements. We engage independent firms to conduct General Controls and business process (SOC1and SOC2 - Type II) assessments on managed hosting environments that we offer in our Insurance and Healthcare verticals. EXL also engages third parties to conduct vulnerability assessment and penetration testing of its technology environment. For disaster recovery purposes, many of our key technology applications are hosted in ISO 27001 certified, SSAE18 SOC1 compliant Tier 4 data centers that are proactively monitored and managed 24 hours a day.
We have procured from leading technology providers and other third parties a robust, wide area network and international telecommunications capacity to support our global business operations. Our business continuity management plans include redundant locations, network infrastructure, power sources and other utilities to mitigate and manage operational risks as well as redundant, trained talent across our service delivery locations. These plans are documented, as well as tested on a periodic basis.
Employees
As of December 31, 2019, we had a headcount of approximately 31,700 employees, with approximately 21,200 employees based in India and approximately 6,900 employees in the Philippines. We have approximately 2,400 employees in the U.S, 200 employees in the U.K., 200 employees in Colombia, and 400 employees in the Czech Republic, Bulgaria, Romania, and 400 in South Africa and other geographies. None of our employees are unionized. We have never experienced any work stoppages and believe that we enjoy good employee relations.
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
We offer our employees competitive compensation packages that include incentive-based compensation and offer a variety of benefits that vary by facility, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within some of our operations centers. Our attrition rate for employees who had been with EXL for more than 180 days was 33.2% and 31.8% for the years ended December 31, 2019 and 2018, respectively. As competition in our industry increases, our turnover rate could increase. See “Item 1A. Risk Factors-Risks Related to Our Business-We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates.”
Capability Development and Training
We maintain a strong focus on capability development, with an emphasis on digital transformation and domain expertise. Our talent development strategy is comprehensive, aligned to overall business strategy. Our talent strategy includes developing expertise around the specific technologies, tools, and frameworks required to successfully execute projects for our clients in a digital economy. We create thought leaders with high industry acumen who are better able to address our clients’ requirements. We also provide a career -linked learning path to our employees from new hires to tenured employees to senior levels of leadership.
Our domain academies focus on building domain expertise through certifications and specialization. These include our Insurance Academy, Travel Academy, Finance and Accounting Academy, Healthcare Academy, Analytics Academy, Utilities Academy, Consulting Academy and Digital Academy.  These domain academies focus on achieving excellence and developing skill sets that can be used across the different domains. Our training includes behavioral and functional components to enhance and ensure job readiness as well as also boosting ongoing productivity and effectiveness. We also focus on promoting better diversity and inclusion through our training programs. We have a global presence catering to the specific learning requirements of each geography. We provide learning through our blended learning methodology comprising of classroom, on the job coaching and technology led learning.
Corporate Social Responsibility
The world we work and live in is full of diversity and powered by innovation. We believe success in such a world will come through an environment that embraces diversity of thought. We believe that pursuing our corporate social responsibility goals, including charitable and civic activities and environmental, health and safety initiatives, will make us a stronger, more impactful organization to work for and to deliver exceptional results for our clients.
Diversity & Inclusion
Our Diversity & Inclusion (D&I) philosophy is to create an inclusive work environment and leverage diversity to enable the organization to effectively capitalize on the differing views and contributions that each employee brings to the workplace. Nearly our entire workforce is trained on D&I.

We are particularly focused on creating an impact at the senior leadership level. EXL’s overall gender diversity is at 38% with over 12,000 female employees across the globe, and our Operating Committee, has 33% gender diversity.

In addition, we maintain a supplier diversity program in the United States designed to provide opportunities for qualified diverse businesses.

Women in Leadership

EXL is committed to providing a supportive working environment and career opportunities for our female employees.

EXL has several programs to promote career advancement, including leadership development for women at the mid to senior level, a separate program to improve the retention and engagement of new mothers through employee friendly parental leave and similar policies, and our WE (Women at EXL) platform, which is designed to enable women at EXL advance their career and achieve professional growth through discussion, collaboration, networking, training, development and mentorship opportunities.

Charitable and Community Activities
EXL finds meaningful ways to help the communities in which we operate. We contribute to positive social change by engaging in charitable programs to help transform lives. On our own and in partnership with our clients, we support education initiatives, disaster relief efforts, and global health initiatives. These programs align with the expectations clients have of service providers as well as benefit our other stakeholders.

Environmental, Health and Safety

We strive to continuously improve in the area of environmental, health and safety initiatives (“EHS”), with a focus on reducing our carbon footprint, energy conservation, waste minimization, and green infrastructure and operations. We believe that these measures will also help us in sustainable development efforts. Where practical, we seek to integrate EHS with our business activities, focusing on conducting our activities in an environmentally responsible manner and ensuring the health and safety of the Company’s employees, contractors, customers, visitors and the communities where the Company operates.

Regulation
Our operations sometimes are subject to rules, regulations and statutes in the countries where we have operations and where we deliver services as a result of the diverse and complex nature of our service offerings. More often, however, our clients contractually require that we comply with certain rules and regulations applicable to their specific industries.
We are one of the few service providers that can provide third-party administrator insurance services from India and the Philippines and are currently able to provide such services in the U.S. for 49 states and 48 states (including the District of Columbia), respectively. Additionally, our subsidiary in the Philippines is able to provide utilization review services in the U.S. for 43 states (including the District of Columbia). Further, through domestic subsidiaries, we are licensed or otherwise eligible to provide third-party administrator services in all states within the U.S. as well as utilization review, insurance adjuster, and insurance producer services in select states. We are required to maintain licenses in various jurisdictions or require certain categories of our professionals to be individually licensed in service areas such as debt collection, utilization review, workers’ compensation utilization review, insurance adjuster, and telemarketing services. Our facilities in the Philippines as well as one domestic subsidiary are accredited by the Utilization Review Accreditation Commission (URAC) and National Committee for Quality Assurance (NCQA), both leading healthcare and education accreditation organizations. We continue to obtain licenses and accreditations required from time to time by our business operations.
Our operations are also subject to compliance with a variety of other laws, including U.S. federal and state regulations that apply to certain portions of our business such as the Fair Credit Reporting Act, the Foreign Corrupt Practices Act, the Federal Trade Commission Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economics and Clinical Health Act of 2009, GDPR and the UK Bribery Act- as well as state and local laws, such as the CCPA. We also must comply with applicable regulations relating to health, financial and other personal information that we handle as part of our services.
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
We also benefitted from a corporate tax holiday in the Philippines for some of our operations centers established there over the last several years. The Company registered with the Philippines Economic Zone Authority (“PEZA”) and is therefore eligible for income tax exemption for four years. This exemption incentive may be extended in certain instances upon fulfillment of certain conditions. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate.
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

ITEM 1A.    Risk Factors
Risks Related to Our Business
We earn a substantial portion of our revenues from a limited number of clients.
We have earned and believe that we will continue to earn in the near future or foreseeable a substantial portion of our total revenues from a limited number of large clients. The loss of or financial difficulties at any of our large clients could have a material adverse effect on our business, results of operations, financial condition and cash flows. Moreover, the loss of a major customer could also impact our reputation in the market, making it more difficult to attract and retain customers more generally.
Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
Global economic and political conditions affect our clients’ businesses and the markets they serve, which are increasingly becoming more interdependent. The domestic and international capital and credit markets have been experiencing volatility and disruption for the past several years, resulting in uncertainty in the financial markets in general, which includes companies in the banking, financial services, healthcare and insurance industries to which we provide services. Although there has been recent improvement in general economic conditions in these industries, there can be no assurance that the economic environment will continue to improve. Our business largely depends on continued demand for our services from clients and potential clients in these industries. If there is a significant consolidation in these industries or a decrease in growth due to any adverse development or consolidation in other industry verticals on which we focus, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. In addition, we currently earn, and are likely to continue to earn, a significant portion of our revenues from clients located in the U.S. The U.S. economy has weakened in late 2019 and may continue to do so in early 2020 due to the impact of potential trade disputes with China or other countries, including related to tariffs and softening investment spending. Any resultant decrease in business and consumer spending, could result in a decrease in demand for our services, particularly our analytics and consulting services, thus reducing our revenues. Weakness in the U.S. labor market could also adversely affect the demand for our services. Other developments in response to economic events, such as restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services to decline.
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

We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates, which may result in loss of revenue and an inability to expand our business.
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
The initial terms of our operations management contracts typically range from three to five years. In many of our operations management contracts we commit to long-term and other pricing structures (such as full-time equivalent-based pricing, fixed-price arrangements, and output- and outcome-based pricing) with our clients and therefore bear the risk of cost overruns, completion delays, resource requirements, wage inflation and adverse movements in exchange rates in connection with these contracts. If we fail to estimate accurately the resources and time required for a contract, potential productivity benefits over time, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues, cash flows and profitability may be negatively affected.
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
Our profitability is largely a function of the efficiency with which we utilize our assets, in particular our people and our operations centers, and the pricing that we are able to obtain for our services. Our asset utilization levels are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, attract, train and retain employees, forecast demand for our services (including potential client terminations or reductions in required resources) and maintain an appropriate headcount in each of our locations, as well as our need to dedicate resources to employee training and development and other typically non-chargeable activities. The prices we are able to charge for our services are affected by a number of factors, including our clients’ perceptions of our ability to add value through our services, substantial price competition, introduction of new services or products by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, our ability to estimate resources for long-term pricing, margins and cash flows for long-term contracts and general economic and political conditions. Therefore, if we are unable to appropriately price our services or manage our asset utilization levels, there could be a material adverse effect on our business, results of operations, cash flows and financial condition.
Our projects based analytics and consulting services are cyclical involving short-term contracts.
Our projects based analytics and consulting services are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of legislation applicable to our clients could curtail significantly those service offerings.
In addition, our projects based analytics and consulting services consists of contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from providing analytics and consulting services.
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
Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations, and that growth has continued in recent years as well. We have several operations centers in India, the U.S., the Philippines and an operations center in each of the United Kingdom, South Africa, Colombia, Bulgaria, Romania, and the Czech Republic. Further, we have acquired multiple regional offices in the U.S. as part of our acquisitions. Our headcount has increased significantly over the past several years. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated continued growth of our business. We are also continuing to look for operations centers at additional locations outside of our current operating geographies. We believe expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We also need to manage cultural differences between our employee populations and that may create a risk for employment law claims. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India and the Philippines have historically been significantly lower than wage costs in the U.S. and Europe for comparably skilled professionals, which has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for outsourcing services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the U.S. and Europe, which may reduce this competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing analytics services than for employees performing operations management services. As the scale of our analytics services increases, wages as a percentage of revenues will likely increase. To the extent that we are not able to control or share wage increases with our clients, wage increases may reduce our margins and cash flows. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so.
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
Under most of our agreements with our clients, our liability for breach of certain of our obligations is generally limited to actual damages suffered by the client and is typically capped at the fees paid or payable to us for a period of time under the relevant agreement. These limitations and caps on liability may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, including intellectual property infringement claims, or liability for fraud or breaches of confidentiality or notification costs relating to data breaches, are generally not limited under those agreements. Because our agreements are governed by laws of multiple jurisdictions, the interpretation of certain provisions, and the availability of certain defenses to us, may vary, which, in certain circumstances, may contribute to uncertainty as to the scope of our potential liability.
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
In addition, competitors or others may allege that our systems, processes, marketing, data usage or technologies infringe on their intellectual property rights, including patents. Non-practicing entities may also bring baseless, but nonetheless costly to defend, infringement claims. We could be required to indemnify our clients if they are sued by a third party for intellectual property infringement arising from materials that we have provided to the clients in connection with our services and deliverables. We may not be successful in defending against such intellectual property claims or in obtaining licenses or an agreement to resolve any intellectual property disputes. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, we cannot provide assurances that a future assertion of an infringement claim against us or our clients will not cause us to alter our business practices, lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant monetary damages or legal fees and costs. Any such claim for intellectual property infringement may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We may not be able to service our debt or obtain additional financing on competitive terms.
On October 1, 2018, the Company entered into an investment agreement with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150 million aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the “Notes”). The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. See Note 18, “Borrowings,” to our consolidated financial statements for key terms of the Notes.

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

Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may not be able to service or refinance our current debt which could adversely affect our business and financial condition. In addition, we have limited ability to increase our borrowings under our existing credit agreement.

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

We may be required to transition from the use of the LIBOR interest rate index in the future. We could be unable to refinance our outstanding indebtedness on reasonable terms or at all.

Our credit facility, which represents a portion of our borrowing, bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR"). In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In June 2017, the Federal Reserve Bank of New York’s Alternative Reference Rates Committee announced the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to USD LIBOR. However, the composition and characteristics of SOFR are not the same as those of USD LIBOR, and there can be no assurance that SOFR will perform in the same way as LIBOR would have at any time.

If LIBOR ceases to exist, we may need to renegotiate our credit facility and some financing agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate, and may not be able to do so with terms that are favorable to us. We are evaluating the potential impact of the cessation of LIBOR, however, we are not able to predict whether LIBOR will cease to be available or cease to be used (whether before or after 2021), whether SOFR or any other rate will become a widely accepted replacement for LIBOR, or the terms on which we may be able to renegotiate our credit facility and its eventual impact on our interest expense. The overall financing market may be disrupted as a result of the cessation or phase-out of LIBOR. Disruption in the financial market or the inability to renegotiate the credit facility with favorable terms could have a material adverse effect on our business, financial position, and operating results.
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
Some of the geographies where we operate have stringent employee friendly labor legislation, including legislation that sets forth detailed procedures for dispute resolution, employee separation, as well as imposing financial obligations on employers upon retrenchment. Though we are exempt from some of these labor laws at present under applicable exceptions in relevant jurisdictions, there can be no assurance that such laws will not become applicable to us in the future. If these labor laws become applicable to our employees, it may become difficult for us to maintain flexible human resource policies and attract and employ the numbers of sufficiently qualified candidates that we need or discharge employees, and our compensation expenses may increase significantly. Regulations in other countries in which we operate also regulate our relations with our employees.
During the quarter ended March 31, 2019, there was a judicial pronouncement in India with respect to defined contribution benefits payments interpreting certain statutory defined contribution obligations of employees and employers. It is unclear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation may result in a significant increase in contributions payable by the Company for past periods for certain of its India-based employees and could have a material adverse effect on our results of operations, financial condition and cash flows.
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

Our global operations subject us to significant labor and employment risks.
We may from time to time be subject to litigation or administrative actions resulting from claims against us by current or former employees, individually or as part of a class action, including for claims of wrongful termination, discrimination (including on grounds of nationality, ethnicity, race, faith, gender, marital status, age or disability), misclassification, redundancy payments described above, or other violations of labor laws, or other alleged conduct. If we are held liable for unpaid compensation, redundancy payments, statutory penalties, and other damages arising out of such actions and litigations, such liabilities could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows.

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
U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years. See Note 22 and Note 26 to our consolidated financial statements for details.
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
We earn a significant amount of our earnings outside of the United States. We do not presently intend to repatriate funds held by our foreign subsidiaries in light of the current regulatory environment (including under the Tax Reform Act) and because our future growth depends in part upon continued infrastructure and technology investments, geographical expansions and acquisitions outside of the U.S. Not all of the undistributed earnings may be available for repatriation due to foreign legal restrictions that require minimum reserves to be maintained in those countries. However, in light of the Tax Reform Act, such earnings have been subject to U.S. federal tax as a result of the mandatory repatriation provision described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes” and in Note 22 to our consolidated financial statements contained herein. If we change our present intention and decide to repatriate such earnings, we may have to accrue further taxes associated with such earnings in accordance with local tax laws, rules and regulations in the relevant jurisdictions. All of these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

Currency exchange rate fluctuations in the various currencies in which we do business, especially the Indian rupee and Philippine peso versus the U.S. dollar, could have a material adverse effect on our results of operations.
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
In June 2016, the U.K. held a referendum in which British citizens approved an exit from the European Union ("EU"), commonly referred to as “Brexit.” Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult. To date, only an outline of a trade agreement has been reached. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The UK Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. The UK Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.
As a result of the referendum earlier and the recent exit of the U.K. from the EU, the global markets and currencies have been and may in the future be adversely impacted, including experiencing a decline in the value of the U.K. pound sterling as compared to the U.S. dollar and causing adverse impacts to our U.K. operations and those of our clients. Volatility in exchange rates is expected to continue until transition agreements on trade and regulatory matters are formalized, besides other withdrawal issues. As a result, it is possible that events in the U.K. related to Brexit may adversely affect our financial results, operations and cash flows.
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
Our operations centers and our data and voice communications, particularly in India and the Philippines, may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, volcano eruptions, heavy rains, epidemics or pandemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as protests, riots and labor unrest. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or delivery centers. We may also be liable to our clients for disruption in service resulting from such damage or destruction. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations, financial condition and cash flows.
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
We are typically required to process, and sometimes collect and/or store sensitive data, including data regulated by the U.S. Health Insurance Portability and Accountability Act of 1996, as amended, of our clients’ end customers in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. As a result, we are subject to various data protection and privacy laws, including the GDPR and CCPA, in the countries in which we operate, and the failure to comply could result in significant fines and penalties. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Our corporate headquarters are located in New York, New York. We have twenty six operations centers in India, six operations centers in the Philippines and one operations center in each of Bulgaria, Colombia, the Czech Republic, Romania and South Africa with an aggregate area of approximately 2,020,000 square feet and a current installed capacity of approximately 31,000 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the U.S. and an operations center in the U.K.

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
As of February 25, 2020, there were 24 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
We do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities
None
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
On December 16, 2019, the Company’s Board of Directors authorized a $200 million common stock repurchase program beginning January 1, 2020 through December 31, 2022. The shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant.
Repurchased shares under the 2017 Repurchase Program are recorded as treasury shares and are held until our Board of Directors designates that these shares be retired or used for other purposes.
The following table provides information regarding the purchase of equity securities by the Company during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	40,938	$65.88	40,938	$2,826,599
November 1, 2019 through November 30, 2019(1)	21,451	$69.42	20,800	$1,382,577
December 1, 2019 through December 31, 2019(1)	18,521	$69.84	17,979	$126,644
Total	80,910	$67.73	79,717	—

(1) Includes 1,193 shares of the Company’s common stock acquired by the Company at the price of $69.30 in connection with satisfaction of tax withholding obligations on vested restricted stock. Price paid per share for the restricted stock was the average of high and low price of common stock on the trading day prior to the vesting date of the restricted stock units.

During the year ended December 31, 2019, the Company purchased 643,486 shares of its common stock under the 2017 Repurchase Program, for an aggregate purchase price of approximately $39.9 million including commissions, representing an average purchase price per share of $61.96.

During the year ended December 31, 2019, the Company purchased 23,859 shares from employees in connection with withholding tax payments related to the vesting of restricted stock units for a total consideration of $1.5 million. The weighted average purchase price of $62.47 was the closing price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, see Note 23 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	1,353,880	$23.39	2,785,763
Equity compensation plans not approved by security holders	—	—	—
Total	1,353,880	$23.39	2,785,763

*
This includes outstanding options and unvested Restricted Stock Units, which include Time-Based Restricted Stock Units and Performance Restricted Stock Units. See Note 23 to our consolidated financial statements for further details.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning December 31, 2014. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2014 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.
This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act, or the Exchange Act.

Comparison of Cumulative Total Return
300.00
250.00
200.00
150.00
100.00
50.00
-
31-Dec-14
28-Feb-15
30-Apr-15
30-Jun-15
31-Aug-15
31-Oct-15
31-Dec-15
29-Feb-16
30-Apr-16
30-Jun-16
31-Aug-16
31-Oct-16
31-Dec-16
28-Feb-17
30-Apr-17
30-Jun-17
31-Aug-17
31-Oct-17
31-Dec-17
28-Feb-18
30-Apr-18
30-Jun-18
31-Aug-18
31-Oct-18
31-Dec-18
28-Feb-19
30-Apr-19
30-Jun-19
31-Aug-19
31-Oct-19
31-Dec-19
EXL
Peer Group
NASDAQ Composite

ITEM 6.    Selected Financial Data
The following table sets forth our selected consolidated historical financial data as of the dates and for the periods indicated. Our selected consolidated financial data set forth below as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 has been derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data set forth below as of December 31, 2017, 2016 and 2015 and for years ended December 31, 2016 and 2015 is derived from our audited financial statements, which are not included in this Annual Report on Form 10-K. Our selected consolidated financial information for 2019, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2019	2018 (1) (3)	2017(3)	2016 (1)	2015
	(in millions, except share and per share data)
Consolidated Statements of Income Data (1)
Revenues, net	$991.3	$883.1	$762.3	$686.0	$628.5
Cost of revenues (2)	655.5	584.8	495.1	447.7	402.9
Gross profit (2)	335.8	298.3	267.2	238.3	225.6
General and administrative expenses	126.9	116.2	102.6	88.6	77.3
Selling and marketing expenses	71.8	63.6	53.4	50.6	49.5
Depreciation and amortization expense	52.0	48.6	38.5	34.6	31.5
Impairment and restructuring charges	8.7	20.1	—	—	—
Income from operations	76.4	49.8	72.7	64.5	67.3
Foreign exchange gain, net	3.8	4.8	2.8	5.6	2.8
Interest expense	(13.6)	(7.2)	(1.9)	(1.3)	(1.3)
Other income, net	16.5	13.0	11.4	15.1	7.0
Income before income tax expense and earnings from equity affiliates	83.1	60.4	85.0	83.9	75.8
Income tax expense	15.2	3.4	36.1	22.2	24.2
Income before earnings from equity affiliates	67.9	57.0	48.9	61.7	51.6
Loss from equity-method investment	0.3	0.3	—	—	—
Net income attributable to ExlService Holdings, Inc. stockholders	$67.6	$56.7	$48.9	$61.7	$51.6
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.97	$1.65	$1.44	$1.84	$1.55
Diluted	$1.95	$1.62	$1.39	$1.79	$1.51
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	34,350,150	34,451,008	33,897,916	33,566,367	33,298,104
Diluted	34,732,683	35,030,984	35,110,210	34,563,319	34,178,340
(1) Results of operations of acquired businesses have been recorded in the financial statements since the date of acquisition. Refer to Note 10 to the consolidated financial statements.
(2) Exclusive of depreciation and amortization expense.
(3) Adjusted pursuant to adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. Refer to Note 27 to our consolidated financial statements.

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents (1)	$119.2	$95.9	$86.8	$213.2	$205.3
Working capital (2)	311.9	344.8	308.6	254.6	232.1
Total assets (3)	1,183.1	1,061.9	825.5	706.5	650.8
Borrowings	235.0	284.7	60.7	45.0	70.0
Other long term obligations (4)	89.6	25.3	30.8	15.1	17.9
Stockholders’ equity	$670.0	$618.1	$599.8	$532.0	$465.6
(1) Cash and cash equivalents does not include restricted cash.
(2) Working capital means total current assets less total current liabilities.
(3) On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), which led to recognition of right-of-use assets in the consolidated balance sheets. Prior period amounts have not been adjusted under the modified retrospective method.
(4) Other long term obligations include operating lease liabilities, unrecognized tax benefits, retirement benefits, deferred rent, unrealized losses on derivatives financial instruments, income taxes payable and other long-term liabilities.

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

Executive Overview
We are a leading operations management and analytics company that helps our clients build and grow sustainable businesses. By orchestrating our domain expertise, data, analytics and digital technology, we look deeper to design and manage agile, customer-centric operating models to improve global operations, drive profitability, enhance customer satisfaction, increase data-driven insights, and manage risk and compliance. We serve customers in multiple industries, including insurance, healthcare, banking and financial services, utilities, travel, transportation and logistics, media and retail, among others.

We operate in the business process management (“BPM”) industry and we provide operations management and analytics services. As described below, effective January 1, 2020, we realigned our operating and reportable segments, but the presentation in this Annual Report, including the discussion in the next two paragraphs, refers to the structure in place prior to such realignment.
Our eight operating segments are strategic business units that align our products and services with how we manage our business, approach our key markets and interact with our clients. Five of those operating segments provide BPM or “operations management” services, which we organize into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one of the operating segments is a “capability” segment (Finance and Accounting) that provides services to clients in our industry-focused segments as well as clients across other industries. In each of these six operating segments we provide operations management services, which typically involve transfer to the Company of business operations of a client, after which we administer and manage those operations for our client on an ongoing basis. Our remaining two operating segments are Consulting, which provides industry-specific digital transformational services related to operations management services, and our Analytics operating segment, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.
We present information for the following reportable segments:

•	Insurance,

•	Healthcare,

•	Travel, Transportation and Logistics,

•	Finance and Accounting,

•	Analytics, and

•	All Other (consisting of our remaining operating segments, including our Banking and Financial Services, Utilities and Consulting operating segments).

Effective January 1, 2020, we made certain operational and structural changes to more closely integrate our businesses and to simplify our organizational structure. We now manage and report financial information through our four strategic business units: Insurance, Healthcare, Analytics and Emerging Business which reflects how management will review financial information and make operating decisions. These business units will develop client specific solutions, build capabilities, maintain a unified go-to-market approach and be integrally responsible for service delivery, customer satisfaction, growth and profitability. In line with our strategy of vertical integration and focus on domain expertise we have integrated our Finance & Accounting and Consulting operating segments within each of the Insurance and Healthcare operating segments based on the respective industry-specific clients. Finance & Accounting and Consulting Services to clients outside of those industries, will now be part of our newly formed business unit and reportable segment ‘Emerging Business’. In addition, we integrated our former Travel, Transportation and Logistics, Banking and Financial Services, and Utilities operating segments under “Emerging Business” to further leverage and optimize the operating scale in providing operations management services.

Our new reportable segments effective January 1, 2020 are as follows:

•	Insurance,

•	Healthcare,

•	Analytics, and

•	Emerging Business

This change in segment presentation will not have any effect on our consolidated statements of income, balance sheets or statements of cash flows. The revised presentation will be reflected in our subsequent periodic and annual reports.
For further information on our operating segments, see “Item 1. Business.”

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
On December 31, 2019, we completed substantially the previously announced wind down of the operations of the Health Integrated business, which is reported within the Healthcare reportable segment.
Revenues
For the year ended December 31, 2019, we had revenues of $991.3 million compared to revenues of $883.1 million for the year ended December 31, 2018, an increase of $108.2 million, or 12.3%.
We serve clients mainly in the U.S. and the U.K., with these two regions generating 82.5% and 11.4%, respectively, of our total revenues for the year ended December 31, 2019 and 83.0% and 13.0%, respectively, of our revenues for the year ended December 31, 2018.
For the years ended December 31, 2019 and 2018, our total revenues from our top ten clients accounted for 36.1% and 37.2% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.
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
We continue to observe a shift in industry pricing models toward transaction-based pricing, outcome-based pricing and other pricing models. We believe this trend will continue and we use such alternative pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other pricing model. These pricing models place the focus on operating efficiency in order to maintain our gross margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced gross margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our gross margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationships with such clients to meet competition.
Our existing agreements with original terms of three or more years provide us with a relatively predictable revenue base for a substantial portion of our operations management business, however, we have a long selling cycle for our services and the budget and approval processes of prospective clients make it difficult to predict the timing of entering into definitive agreements with new clients. Similarly, new license sales and implementation projects for our technology service platforms and other software-

based services have a long selling cycle, however ongoing annual maintenance and support contracts for existing arrangements provide us with a relatively predictable revenue base.
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
Depreciation and Amortization Expense
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

During the fourth quarter of 2019, we performed our annual impairment test for all of our reporting units. Based on the results, the fair values of each of our reporting units exceeded their carrying values. In addition, during the year 2019 we performed impairment testing of long-lived assets which was triggered as a result of the wind down of the Health Integrated business and we recognized long-lived assets impairment charge for the assets of our Health Integrated business to write down their carrying value to its fair value. However, there can be no assurances that additional long-lived assets, goodwill and intangible assets will not be impaired in future periods (see Note 24 to our consolidated financial statements for further details).

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
Foreign Exchange
We report our financial results in U.S. dollars. However, a significant portion of our total revenues are earned in U.K. pounds sterling (10.2% and 12.7%, respectively, for the years ended December 31, 2019 and 2018), while a significant portion of our expenses are incurred and paid in Indian rupees (25.6% and 25.0%, respectively, of our total costs for the years ended December 31, 2019 and 2018) and the Philippine peso (7.9% and 7.1%, of our total costs for the years ended December 31, 2019 and 2018). The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as the Indian rupee, the Philippine peso and the U.K. pound sterling appreciate or depreciate against the U.S. dollar. See Note 2 and 17 to our consolidated financial statements and Item 7A -“Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Risk.”
Interest Expense
Interest expense primarily consist of interest on our borrowings under the credit facility and convertible senior notes, capital lease obligation and notional interest implicit in the purchase of property and equipment.

Other Income, net
Other income, net primarily consists of gain/(loss) on sale, mark to market and dividend income on our investments in mutual funds, and interest on time deposits included in cash and cash equivalents and short-term investments on our consolidated balance sheets. Other income, net also consists of changes in fair value of earn-out consideration, interest on refunds received from income tax authorities in India on completion of tax assessments and components of net periodic benefit cost such as interest cost, expected return on plan assets and amortization of actuarial gain/loss.
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

During the year 2018, we made an election to change the tax status of most of our controlled foreign corporations (“CFC”) to disregarded entities for U.S. income tax purposes. As a result, we no longer have undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (“PTI”) which may be subject to withholding taxes and currency gains or losses upon repatriation. We presently do not intend to distribute PTI of our foreign subsidiaries and have not recorded any deferred taxes related to our investment in foreign subsidiaries. If, in the future, we change our present intention regarding the repatriation of PTI, additional taxes may be required and will be recorded in the period the intention changes.

In 2019, the Government of India introduced a new tax regime for certain Indian companies by enacting the Taxation Laws (Amendment) Act, 2019. The new tax regime is optional and provides for a lower tax rate for Indian companies, subject to certain conditions, which among other things includes not availing of specified exemptions or incentives. Some of our Indian subsidiaries have opted for the new tax regime to obtain the benefit of a lower tax rate.

Certain operations centers in India, which were established in Special Economic Zones (“SEZs”), are eligible for tax incentives until 2025. These operations centers are eligible for a 100% income tax exemption for the first 5 years of operations and 50% exemption for a period of 5 years thereafter. During 2019, tax holiday exemption for one of the unit reduced from 50% to nil, which led to the SEZ unit being taxed at the prevailing annual tax rate, which as of December 31, 2019 was 34.95%. We anticipate establishing additional operations centers in SEZs or other tax advantaged locations in the future.

We also benefited from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for few of our centers in 2014, 2016, 2018 and in 2019 and will expire for other centers by year 2022, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate, which as of December 31, 2019 was 5% of the gross income.

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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A summary of our significant accounting policies is included in Note 2 -“Summary of Significant Accounting Policies” to our consolidated financial statements. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain at the time an estimate is made. These policies include revenue recognition, allowance for doubtful receivables, business combinations, goodwill, intangibles and long-lived assets, stock-based compensation, derivative instruments and hedging activity, borrowings, assumptions related to lease liabilities, ROU assets, lease cost, income taxes and assets and obligations related to employee benefit plans. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecasted and estimates routinely require adjustment.
Revenue Recognition
Revenue is recognized when services are provided to our customers, in an amount that reflects the consideration which we expect to be entitled to in exchange for the services provided.
Revenue is measured based on consideration specified in a contract with a customer and excludes discounts and amounts collected on behalf of third parties. We recognize revenue when we satisfy a performance obligation by providing services to a customer.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.
Significant judgments
Arrangements with Multiple Performance Obligations
We sometimes enter into contracts with our clients which include promises to transfer multiple products and services to the client. Determining whether products and services are considered as distinct performance obligations that should be accounted for separately rather than as one performance obligation may require significant judgment. The transaction price is allocated to performance obligations on relative standalone selling price basis.
Judgment is also required to determine the standalone selling price for each distinct performance obligation. In instances where the standalone selling price is not directly observable, it is determined using information that may include market conditions and other observable inputs.

Variable Consideration

Variability in the transaction price arises primarily due to service level agreements, pre-payment and volume discounts.

We consider our experience with similar transactions and expectations regarding the contract in estimating the amount of variable consideration that should be recognized during a period.

We believe that the expected value method is most appropriate for determining the variable consideration since we have a large number of contracts with similar nature of transactions/services.

Type of Contracts requires judgments

a.
Revenues for our fixed-price contracts are recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client. The use of this method requires significant judgment to estimate the cost required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed and resources engaged. We regularly monitor these estimates throughout  the execution of the project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

b.
Revenues from reimbursement optimization services having contingent fee arrangements are recognized by us at the point in time when a performance obligation is satisfied, which is when we identify an overpayment claim. In such contracts, our consideration is contingent upon the actual collections made by our customers and net of any subsequent retraction claims. Based on guidance on “variable consideration” in Topic 606, we use our historical experience and projections to determine the expected recoveries from our customers and recognize revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such change is identified.

For additional information, see Note 5 (Revenues) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Unbilled Receivables
Unbilled receivables represent revenues recognized for services rendered between the last billing date and the balance sheet date. Unbilled receivables also include revenues recognized from reimbursement optimization services where we identify an overpayment claim. In such contracts, our consideration is contingent upon and collectable only when the actual collections are made by our customers. Based on guidance on “variable consideration” in Topic 606, we use our historical experience and projections to determine the expected recoveries from our customers and recognize revenue and receivables based upon such expected recoveries. Accordingly, the amounts for which services have been performed and for which invoices have not been issued to customers on the balance sheet date, (i.e. unbilled receivables) are presented under accounts receivable.
Deferred Revenue and contract fulfillment costs
We have contract liabilities (deferred revenue) consisting of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example where we do not have an enforceable contract.
Further, we also defer revenues attributable to certain process transition activities, with respect to our customers where such activities do not represent separate performance obligations. Revenues related to such transition activities are classified under “Deferred Revenue” and “Other Non-Current Liabilities” in our consolidated balance sheets and are recognized ratably over the period during which the related services are performed.

Costs related to such transition activities are contract fulfillment costs, and thereby classified under “Other Current Assets” and “Other Assets” in the consolidated balance sheets, and are recognized over the estimated expected period of benefit, under Cost of Revenues in the consolidated statements of income.
Contract Acquisition Costs
Direct and incremental costs incurred for acquiring contracts, such as sales commissions are contract acquisition costs and thereby classified under “Other Current Assets” and “Other Assets” in the consolidated balance sheets. Such costs are amortized over the expected period of benefit and recorded under Selling and marketing expenses in the consolidated statements of income.
Upfront Payment Made to Customers
Upfront payments in nature of deal signing discount or deal signing bonuses made to customers are contract assets and classified under “Other Current Assets and Other Assets” in the consolidated balance sheets. Such costs are amortized over the expected period of benefit and are recorded as an adjustment to transaction price and reduced from revenues.
Allowance for doubtful receivables
We record accounts receivable net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of aging of accounts receivables, prior collection experience, current market conditions, clients’ financial condition and the amount of accounts receivable in dispute to estimate the collectability of these accounts receivable.

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

The quantitative goodwill impairment test involves a comparison of the fair value of a reporting unit with its carrying amount. We estimate the fair value of a reporting unit using a combination of the income approach, using discounted cash flow analysis (“DCF model”), and also the market approach, using market multiples for reporting units whereby the fair value is not substantially in excess of carrying value. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within each reporting unit. The variables within the discount rate, many of which are outside of our control, provide us best estimate of all assumptions applied within the DCF model. Discount rates used in our reporting unit valuations range from 9.0% to 11%. We use the “Market approach” to corroborate the results of the income approach. Under the market approach, we estimate fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit and comparable market transactions. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

During the fourth quarter of 2019, we performed our annual impairment test of goodwill for all our reporting units that had goodwill recorded. Key assumptions used in determining the fair value of our reporting units was a long-term revenue growth rate in the terminal year of 3.0% and discount rates ranging from 9.0% to 11.0%. Based on the results, the fair value of each of our reporting units exceeded their carrying value and our goodwill was not impaired. However, for the SCIO reporting unit within the Analytics reportable segment, the fair value was not substantially in excess of its carrying value. The SCIO reporting unit was formed as a result of our SCIO acquisition in July 2018 and the fair value was set at the time of acquisition. As of December 31, 2019, the goodwill associated with the SCIO reporting unit was $163.8 million, representing approximately 47.0% of our total goodwill, and the percentage by which the fair value of the SCIO reporting unit exceeded the carrying value as of the date of the most recent annual impairment test was approximately 10.0%. While the goodwill of this reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain assumptions. For example, the fair value could be adversely affected and may result in an impairment of goodwill if this reporting unit is not able to expand its existing customer relationships, win new clients, improve profitability, the estimated cash flows are discounted at a higher risk-adjusted rate, or the market multiples decreases. We also believe that it is possible that our actual revenue growth rates could be higher than the long-term revenue growth rates used in the impairment test due to a number of factors, including (i) continued demand for our reimbursement and care optimization services to help clients identify overpayments and enhance their claims payment accuracy, and (ii) our ability to offer integrated solutions by leveraging technology platforms, digital, customizable and configurable analytics to deliver better business outcomes for our clients. We believe that the discount rate utilized is appropriate to use for our future cash flow assumptions considering current market conditions. However, keeping all other variables constant, a further 50 basis points increase in discount rate will decrease the percentage by which the fair value exceeds the carrying value of our SCIO reporting unit to 6.0%. We continue to monitor the cash flows of the SCIO reporting unit for changes in the business environment that could impact recoverability.

Determining fair value requires the use of estimates and exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates, amount and timing of expected future cash flows, market multiples of revenues and earnings and comparable market transactions. These estimates and judgements may not be within our control and accordingly it is reasonably possible that the estimates and judgments described above could change in future periods. There can be no assurance that operations will achieve the future cash flows reflected in the projections. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized, in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
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
We also grant performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest at the end of a three-year period based on an aggregated revenue target (“PUs”) for a three year period. The remaining 50% vest based on a market condition (“MUs”) that is contingent on EXL meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievements of both targets.
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
Derivative Instruments and Hedging Activities
In the normal course of business, we actively look to mitigate the exposure of foreign currency market risk associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates by entering into various foreign currency exchange forward contracts, with counterparties that are highly rated financial institutions.
We hedge forecasted transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. Effective January 1, 2017, the resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded along with the underlying hedged item in the same line in the consolidated statements of income as either part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, or "Depreciation and amortization expense”, as applicable.
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
We use forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. Gains and losses on these forward contracts are recognized in AOCI as part of the foreign currency translation adjustment.
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
During the year 2018, we made an election to change the tax status of most of our controlled foreign corporations (“CFC”) to disregarded entities for U.S. income tax purposes. As a result, we no longer have undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (“PTI”) which may be subject to withholding taxes and currency gains or losses upon repatriation. We presently do not intend to distribute PTI of our foreign subsidiaries and have not recorded any deferred taxes related to our investment in foreign subsidiaries. If, in the future, we change our present intention regarding the repatriation of PTI, additional taxes may be required and will be recorded in the period the intention changes. See Note 22 to our consolidated financial statements contained herein.

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
Leases
We account for a lease at the inception of the contract. ROU assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.
For leases in which the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate at commencement date by adjusting the benchmark reference rates, applicable to the respective geographies where the leases are entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.
Lease term includes our assessment for the effects of options to extend or terminate the lease. We consider the extension option as part of our lease term for those lease arrangements where we are reasonably certain that we will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately.
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

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
	(dollars in millions)
Revenues, net	$991.3	$883.1	$762.3
Cost of revenues (1)	655.5	584.8	495.1
Gross profit (1)	335.8	298.3	267.2
Operating expenses:
General and administrative expenses	126.9	116.2	102.6
Selling and marketing expenses	71.8	63.6	53.4
Depreciation and amortization expense	52.0	48.6	38.5
Impairment and restructuring charges	8.7	20.1	—
Total operating expenses	259.4	248.5	194.5
Income from operations	76.4	49.8	72.7
Foreign exchange gain, net	3.8	4.8	2.8
Interest expense	(13.6)	(7.2)	(1.9)
Other income, net	16.5	13.0	11.4
Income before income tax expense and earnings from equity affiliates	83.1	60.4	85.0
Income tax expense	15.2	3.4	36.1
Income before earnings from equity affiliates	67.9	57.0	48.9
Loss from equity-method investment	0.3	0.3	—
Net income attributable to ExlService Holdings, Inc. stockholders	$67.6	$56.7	$48.9
(1) Exclusive of depreciation and amortization expense.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues.
The following table summarizes our revenues by reportable segments for the year ended December 31, 2019 and 2018:

	Year ended December 31,			Percentage change
	2019	2018	Change
	(dollars in millions)
Insurance	$294.2	$258.1	$36.1	14.0%
Healthcare	90.6	84.4	6.2	7.3%
Travel, Transportation and Logistics	68.0	70.2	(2.2)	(3.2)%
Finance and Accounting	106.6	97.9	8.7	8.8%
All Other	74.6	87.2	(12.6)	(14.3)%
Analytics	357.3	285.3	72.0	25.3%
Total revenues, net	$991.3	$883.1	$108.2	12.3%
Revenues for the year ended December 31, 2019 were $991.3 million, up $108.2 million, or 12.3%, compared to the year ended December 31, 2018.
Revenue growth in Insurance of $36.1 million was primarily driven by expansion of business from our existing clients and new wins aggregating to $38.6 million. This was partially offset by $2.5 million mainly attributable to the depreciation of the Australian dollar, Indian rupee, U.K. pound sterling and South African ZAR against the U.S. dollar during the year ended December 31, 2019 compared to the year ended December 31, 2018. Insurance revenues were 29.7% and 29.2% of our total revenues in 2019 and 2018, respectively.
Revenue growth in Healthcare of $6.2 million was primarily driven by expansion of business from our existing clients and new wins aggregating to $11.4 million, partially offset by lower revenues from our Health Integrated business of $5.2 million. Healthcare revenues were 9.1% and 9.6% of our total revenues during the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.
Revenue decline in Travel, Transportation and Logistics ("TT&L") of $2.2 million was primarily driven by $1.9 million attributable to lower revenues from our existing clients and $0.3 million attributable to the depreciation of the Indian rupee and the Euro against the U.S. dollar during the year ended December 31, 2019 compared to the year ended December 31, 2018. TT&L revenues were 6.9% and 8.0% of our total revenues during the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.
Revenue growth in Finance and Accounting ("F&A") of $8.7 million was driven by expansion of business from our existing clients and new wins aggregating to $9.7 million. This was partially offset by $1.0 million mainly attributable to the depreciation of the Indian rupee, U.K. pound sterling, the Euro and Australian dollar against the U.S. dollar during the year ended December 31, 2019 compared to the year ended December 31, 2018. F&A revenues were 10.8% and 11.1% of our total revenues during the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.
Revenue decline in All Other of $12.6 million was primarily driven by lower revenues from project based engagements and lower revenues from existing clients. Further decline of $1.6 million was due to the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar during the year ended December 31, 2019 compared to the year ended December 31, 2018. All Other revenues were 7.5% and 9.9% of our total revenues during the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.
Revenue growth in Analytics of $72.0 million was primarily driven by our acquisition of SCIO in July 2018 and increase in revenues from our recurring and project-based engagements from our new and existing clients. This was partially offset by $1.0 million attributable to the depreciation of the U.K. pound sterling and Indian rupee against the U.S. dollar during the year ended December 31, 2019 compared to the year ended December 31, 2018. Analytics revenues were 36.0% and 32.3% of our total revenues during the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,			Percentage change	Year ended December 31,
	2019	2018	Change		2019	2018	Change
	(dollars in millions)
Insurance	$199.7	$174.9	$24.8	14.2%	32.1%	32.2%	(0.1)%
Healthcare	73.7	66.8	6.9	10.3%	18.7%	20.9%	(2.2)%
TT&L	38.7	41.1	(2.4)	(5.7)%	43.0%	41.5%	1.5%
F&A	63.3	59.2	4.1	7.0%	40.6%	39.6%	1.0%
All Other	48.9	58.2	(9.3)	(16.2)%	34.6%	33.0%	1.6%
Analytics	231.2	184.6	46.6	25.3%	35.3%	35.3%	—%
Total	$655.5	$584.8	$70.7	12.1%	33.9%	33.8%	0.1%
For the year ended December 31, 2019, cost of revenues was $655.5 million compared to $584.8 million for the year ended December 31, 2018, an increase of $70.7 million, or 12.1%. Our gross margin for the year ended December 31, 2019 was 33.9% compared to 33.8% for year ended December 31, 2018.
The increase in cost of revenues in Insurance of $24.8 million was primarily due to an increase in employee-related costs of $23.6 million on account of higher headcount and wage inflation, increase in technology cost of $2.4 million and increase in infrastructure and travel cost of $2.4 million. This was partially offset by lower other operating costs of $1.4 million and currency movements, net of hedging of $2.2 million. Gross margin in Insurance decreased by 10 bps during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to higher operating expenses.
The increase in cost of revenues in Healthcare of $6.9 million was primarily due to an increase in employee-related costs of $7.4 million and higher other operating costs of $0.5 million, partially offset by currency movements, net of hedging of $1.0 million. Gross margin in Healthcare decreased by 220 bps during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to higher operating expenses associated with the initiation of services for new and existing clients.
The decrease in cost of revenues in TT&L of $2.4 million was primarily due to lower infrastructure costs of $0.8 million, lower employee-related costs of $0.5 million and other operating costs of $0.3 million. The remaining decrease of $0.8 million was due to currency movements, net of hedging. Gross margin in TT&L increased by 150 bps during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to lower operating expenses.
The increase in cost of revenues in F&A of $4.1 million was primarily due to an increase in employee-related costs of $4.4 million on account of higher headcount and wage inflation and higher other operating costs of $0.1 million. This was partially offset by currency movements, net of hedging of $0.4 million. Gross margin in F&A increased by 100 bps during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to expansion in margin in existing clients.
The decrease in cost of revenues in All Other of $9.3 million was primarily due to a decrease in employee-related costs of $7.5 million, lower travel costs of $1.2 million, lower infrastructure costs of $1.0 million and currency movements, net of hedging of $0.9 million. This was partially offset by higher technology costs of $0.8 million and other operating costs of $0.5 million. Gross margin in All Other increased by 160 bps during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to margin improvement across clients in operations management services.
The increase in cost of revenues in Analytics of $46.6 million was primarily due to an increase in employee-related costs of $42.7 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of SCIO in July 2018. The remaining increase was attributable to other operating costs of $5.8 million, partially offset by currency movements, net of hedging of $1.9 million. Gross margin in Analytics during 2019 as compared to 2018 was flat.

Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2019	2018	Change
	(dollars in millions)
General and administrative expenses	$126.9	$116.2	$10.7	9.2%
Selling and marketing expenses	71.8	63.6	8.2	12.9%
Selling, general and administrative expenses	$198.7	$179.8	$18.9	10.5%
As a percentage of revenues	20.0%	20.4%

The increase in SG&A expenses of $18.9 million was primarily due to an increase in employee-related costs of $19.5 million, including incremental costs related to our SCIO acquisition in July 2018 and net increase in other operating costs of $1.0 million. This was partially offset by currency movements, net of hedging of $1.6 million.

Depreciation and Amortization Expense.

	Year ended December 31,			Percentage change
	2019	2018	Change
	(dollars in millions)
Depreciation expense	$30.4	$28.2	$2.2	7.9%
Intangible amortization expense	21.6	20.4	1.2	5.8%
Depreciation and amortization expense	$52.0	$48.6	$3.4	7.0%
As a percentage of revenues	5.2%	5.5%

The increase in depreciation expense of $2.2 million was due to depreciation related to our new operating centers to support our business growth and depreciation associated with our SCIO acquisition of $2.8 million. This was partially offset by currency movements, net of hedging of $0.6 million. The increase in intangibles amortization expense of $1.2 million was primarily due to amortization of intangibles associated with our SCIO acquisition in July 2018, partially offset by the impact of amortization of intangibles related to Health Integrated acquisition which were impaired during the fourth quarter of 2018.

Impairment and Restructuring Charges.

	Year ended December 31,			Percentage change
	2019	2018	Change
	(dollars in millions)
Impairment and restructuring charges	$8.7	$20.1	$(11.4)	(56.8)%
As a percentage of revenues	0.9%	2.3%

During the year ended December 31, 2019, we recorded restructuring charges of $5.1 million and impairment charges of $3.6 million in connection with the wind down of Health Integrated business within our Healthcare operating segment. During the year ended December 31, 2018, we recognized an impairment charge of $20.1 million to write down the carrying value of goodwill of $14.2 million and intangible assets of $5.9 million to their fair values related to our Health Integrated business. See Note 10 and Note 24 to our consolidated financial statements for details.
Income from Operations. Income from operations increased by $26.6 million, or 53.5%, from $49.8 million for the year ended December 31, 2018 to $76.4 million for the year ended December 31, 2019. As a percentage of revenues, income from operations increased from 5.6% for the year ended December 31, 2018 to 7.7% for the year ended December 31, 2019.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the year ended December 31, 2019. The average exchange rate of the U.S. dollar against the Indian rupee increased from 68.48 during the year ended December 31, 2018 to 70.36 during the year ended December 31, 2019. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.33 during the year ended December 31, 2018 to 1.28 during the year ended December 31, 2019. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 52.69 during the year ended December 31, 2018 to 51.57 during the year ended December 31, 2019.
We recorded a net foreign exchange gain of $3.8 million for the year ended December 31, 2019 compared to the net foreign exchange gain of $4.8 million for the year ended December 31, 2018.
Interest expense. Interest expense increased from $7.2 million for the year ended December 31, 2018 to $13.6 million for the year ended December 31, 2019 primarily due to increase in average borrowings on account of issuance of convertible notes during the fourth quarter of 2018 and higher effective interest rates under our Credit Facility.
Other Income, net.

	Year ended December 31,			Percentage change
	2019	2018	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$13.0	$10.0	$3.0	30.0%
Interest and dividend income	2.4	1.9	0.5	28.1%
Others, net	1.1	1.1	—	(0.3)%
Other income, net	$16.5	$13.0	$3.5	27.1%

Other income, net increased by $3.5 million, from $13.0 million for the year ended December 31, 2018 to $16.5 million for the year ended December 31, 2019 primarily due to higher return on mutual fund investments of $3.0 million and increase in interest and dividend income of $0.5 million.
Income Tax Expense. We recorded income tax expense of $15.2 million and $3.4 million for the year ended December 31, 2019 and 2018, respectively. The effective tax rate increased from 5.6% during the year ended December 31, 2018 to 18.3% during the year ended December 31, 2019 primarily as a result of (i) recording of a one-time tax benefit of $6.3 million with respect to unused 2018 foreign branch income tax credits under regulations under the Internal Revenue Code of 1986, as amended, during the year ended December 31, 2018, (ii) recording of higher excess tax benefits related to stock awards of $7.2 million pursuant to ASU No. 2016-09 during the year ended December 31, 2018 compared to $2.3 million during the year ended December 31, 2019, (iii) lower tax expense of $3.1 million on account of impairment and restructuring charges recorded during the year December 31, 2018 compared to $0.9 million during the year ended December 31, 2019, partially offset by (iv) higher tax exemptions/incentives and a lower tax rate for qualifying Indian subsidiaries due to a change in legislation during the year ended December 31, 2019.
Net Income. Net income increased from $56.7 million for the year ended December 31, 2018 to $67.6 million for the year ended December 31, 2019, primarily due to increase in income from operations of $26.6 million and increase in other income, net of $3.5 million, partially offset by higher income tax expense of $11.8 million, higher interest expense of $6.4 million and lower foreign exchange gain, net of $1.0 million. As a percentage of revenues, net income increased from 6.4% during the year ended December 31, 2018 to 6.8% during the year ended December 31, 2019.

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
Depreciation and Amortization Expense.

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

Impairment Charges

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

Other Income, net

	Year ended December 31,			Percentage change
	2018	2017	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$10.0	$8.8	$1.2	13.7%
Interest and dividend income	1.9	1.6	0.3	15.3%
Others, net	1.1	1.0	0.1	18.3%
Other income, net	$13.0	$11.4	$1.6	14.3%

Other income, net increased by $1.6 million, from $11.4 million for the year ended December 31, 2017 to $13.0 million for the year ended December 31, 2018 primarily due to higher return on mutual fund investments of $1.2 million and interest and dividend income of $0.3 million.
Income Tax Expense. We recorded income tax expense of $3.4 million and $36.1 million for the year ended December 31, 2018 and 2017, respectively. The effective tax rate decreased from 42.5% during the year ended December 31, 2017 to 5.6% during the year ended December 31, 2018 primarily as a result of: (i) a reduction in federal statutory tax rate and (ii) the impact of one-time transition tax of $27.2 million on the mandatory deemed repatriation of accumulated earnings and profits (“E&P”) of foreign subsidiaries and deferred tax re-measurement of $1.9 million under the Tax Reform Act, during the year ended December 31, 2017 compared to $0.2 million during the year ended December 31, 2018 . See Note 22 to our consolidated financial statements.
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

Liquidity and Capital Resources

	Year ended December 31,
	2019	2018	2017
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$104.1	$94.3	$220.4
Net cash provided by operating activities	168.4	92.4	113.2
Net cash used for investing activities	(51.4)	(277.5)	(222.7)
Net cash (used for)/provided by financing activities	(93.1)	197.8	(20.5)
Effect of exchange rate changes	(1.0)	(2.9)	3.9
Closing cash, cash equivalents and restricted cash	$127.0	$104.1	$94.3
As of December 31, 2019 and 2018, we had $321.4 million and $280.4 million, respectively, in cash, cash equivalents and short-term investments, of which $250.4 million and $234.1 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes and we do not currently intend to distribute such amounts. If, in the future, we change our intention regarding distributions, additional taxes may be required and would be recorded in the period the intention changes.
Operating Activities: Cash flows provided by operating activities were $168.4 million for the year ended December 31, 2019 as compared to cash flows provided by operating activities of $92.4 million during the year ended December 31, 2018. Generally, factors that affect our earnings, for instance, pricing, volume of services, costs and productivity, affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital requirements and cash flows provided by operating activities can be significant.

Cash flows provided by operating activities for the year ended December 31, 2019 was $168.4 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization expense, stock-based compensation expense, amortization of operating lease right-of-use assets, unrealized gains on short-term investment, deferred income taxes, impairment charges and others aggregating to $156.2 million. The primary working capital use of cash of $34.1 million during the year ended December 31, 2019 was driven by decrease in operating lease liabilities and increase in accounts receivables, and other assets. The primary working capital sources of cash of $46.3 million was driven by an increase in accrued employee costs, accrued expenses and other liabilities, deferred revenue, accounts payable and decrease in advance income tax, prepaid expenses and other current assets.

Cash flows provided by operating activities for the year ended December 31, 2018 was $92.4 million.This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization expense, stock-based compensation expense, deferred income taxes, impairment charges and others aggregating to $133.0 million. The primary working capital use of cash of $41.9 million during the year ended December 31, 2018 was driven by an increase in accounts receivables, advance income tax, prepaid expenses and other assets. The primary working capital sources of cash of $1.3 million was driven by higher accrued employee costs.

Cash flows provided by operating activities for the year ended December 31, 2017 was $113.2 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization expense, stock-based compensation expense, allowance for doubtful accounts receivables and others aggregating to $116.2 million. The primary working capital use of cash of $29.3 million was driven by an increase in accounts receivables, other assets and decrease in deferred revenue. The primary working capital sources of cash of $26.3 million was driven by decrease in net advance tax and higher accrued expenses and other liabilities, accrued employee costs and accounts payable.
Investing Activities: Cash flows used for investing activities were $51.4 million for the year ended December 31, 2019 as compared to cash flows used for investing activities of $277.5 million for the year ended December 31, 2018. The decrease is mainly due to higher cash used for the SCIO acquisition of $231.8 million during the year ended December 31, 2018. This was partially offset by net higher purchase of investments of $11.0 million during the year ended December 31, 2019 as compared to net purchase of investments of $5.2 million during the year ended December 31, 2018.

Cash flows used for investing activities were $277.5 million for the year ended December 31, 2018 as compared to cash flows used for investing activities of $222.7 million for the year ended December 31, 2017. The increase of $54.8 million was primarily due to an increase in net cash used for business acquisitions of $208.5 million during the year ended December 31, 2018. This was partially offset by net purchase of investments of $5.2 million during the year ended December 31, 2018 as compared to net purchase of investments of $161.3 million during the year ended December 31, 2017. See Note 10 to our consolidated financial statements herein for further detail of our business acquisitions.
Financing Activities: Cash flows used for financing activities were $93.1 million during the year ended December 31, 2019 as compared to cash flows provided by financing activities of $197.8 million during the year ended December 31, 2018. The decrease in cash flows provided from financing activities was primarily due to higher net borrowings of $240.4 million (net of repayment) under our Credit Facility and Convertible Notes (as described below in “Financing Arrangements”) during the year ended December 31, 2018 as compared to net repayments (net of proceeds) of $52.2 million during the year ended December 31, 2019. This was partially offset by lower purchases of treasury stock by $1.7 million under our share repurchase program during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Cash flows provided by financing activities were $197.8 million during the year ended December 31, 2018 as compared to cash flows used for financing activities of $20.5 million during the year ended December 31, 2017. The increase in cash flows provided by financing activities was primarily due to higher proceeds from borrowings of $225.0 million (net of repayments) under our Credit Facility and Convertible Notes (as described below in “Financing Arrangements”) during the year ended December 31, 2018, partially offset by lower proceeds from exercise of stock options of $7.2 million during the year ended December 31, 2018.
We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $40.1 million of capital expenditures in the year ended December 31, 2019. We expect to incur capital expenditures of between $40.0 million to $48.0 million in 2020, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (see Note 26 to our consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.
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
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to our total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee which is also tied to our total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 4.0% and 3.4% per annum, respectively, during the year ended December 31, 2019 and 2018. See Item 1A-“Risk Factors- We may be required to transition from the use of the LIBOR interest rate index in the future. We could be unable to refinance our outstanding indebtedness on reasonable terms or at all.”

Obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries and are secured by all or substantially all of our assets and that of our material domestic subsidiaries. The Credit Agreement contains affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both as defined for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of December 31, 2019, we were in compliance with all financial and non-financial covenants listed under the Credit Agreement.
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
As of December 31, 2019, we had outstanding indebtedness under the credit facility of $99.0 million of which $40.0 million is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $59.0 million is included under “long-term borrowings, less current portion” in the consolidated balance sheets. As of December 31, 2018, we had outstanding indebtedness under the credit facility of $150.0 million, of which $20.0 million was included under “current portion of long-term borrowings,” and the balance of $130.0 million was included under “long-term borrowings, net of current portion” in the consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, we entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC, an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150.0 million in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the "Notes"). The Notes were issued on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the year ended December 31, 2019 and 2018, we recognized interest expense of $5.2 million and $1.3 million, respectively, on the Notes. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per one thousand dollar principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require us to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. We may redeem the principal amount of the Notes, at our option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding our exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption). We may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. We used the proceeds from the issuance of Notes to repay $150.0 million of our outstanding borrowings under the Credit Facility.
We accounted for the liability and equity components of the Notes separately to reflect its non-convertible debt borrowing rate. The estimated fair value of the liability component at issuance of $133.1 million was determined using a discounted cash flow technique, which considered debt issuances with similar features of our debt, excluding the conversion feature. The resulting effective interest rate for the Notes was 5.75% per annum. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $16.9 million, was allocated to the conversion feature (equity component, recorded as additional paid-in capital) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. The discount is being amortized to interest expense over a six-year period ending October 1, 2024 (the expected life of the liability component) using the effective interest method. During the year ended December 31, 2019 and 2018, we amortized $2.5 million and $0.6 million, respectively of the discount to interest expense on the Notes. The unamortized debt discount on the Notes as of December 31, 2019 and 2018 was $13.8 million and $16.3 million, respectively.
Under the terms of the Notes, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Off-Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of December 31, 2019 and 2018, we had outstanding letters of credit of $0.5 million and $nil, respectively, that were not recognized in our consolidated balance sheets. These are not reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2019:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.3	$0.4	$0.1	$—	$0.8
Operating leases(a)	26.9	45.3	34.3	24.0	130.5
Purchase obligations	6.5	—	—	—	6.5
Other obligations(b)	2.4	4.2	3.4	5.7	15.7
Borrowings
Principal payments	40.9	59.0	150.0	—	249.9
Interest payments(c)	7.5	11.8	10.5	—	29.8
Total contractual cash obligations(d)	$84.5	$120.7	$198.3	$29.7	$433.2

(a)Represents lease liabilities payable for the expected lease term.
(b)Represents estimated payments under the Gratuity Plan.
(c)Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of December 31, 2019.

(d)	Excludes $1.0 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
Certain units of our Indian subsidiaries were established as 100% Export-Oriented units under the Software Technology Parks of India (“STPI”) or Special Economic Zone ("SEZ") scheme promulgated by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. We have undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled. We believe, however, that these units have in the past satisfied and will continue to satisfy the required conditions.
Our operations centers in the Philippines are registered with the Philippine Economic Zone Authority (“PEZA”). The registration provides us with certain fiscal incentives on the import of capital goods and local purchase of services and materials and requires that ExlService Philippines, Inc. to meet certain performance and investment criteria. We believe that these centers have in the past satisfied and will continue to satisfy the required criteria.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2-“Recent Accounting Pronouncements” to the consolidated financial statements contained herein.

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
Components of Market Risk
Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars 85.9% in the year ended December 31, 2019 or U.K. pounds sterling 10.2% in the year ended December 31, 2019, a substantial portion of our expenses were incurred and paid in Indian rupees and Philippine peso 25.6% and 7.9% respectively, in the year ended December 31, 2019. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Indian rupee, the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. The average exchange rate of the Indian rupee against the U.S. dollar increased from 68.48 during the year ended December 31, 2018 to 70.36 during the year ended December 31, 2019, representing a depreciation of 2.7%. The average exchange rate of the Philippine peso against the U.S. dollar decreased from 52.69 during the year ended December 31, 2018 to 51.57 during the year ended December 31, 2019, representing an appreciation of 2.1%. Based upon our level of operations during the year ended December 31, 2019 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our revenues by approximately $7.3 million and increased/decreased our expenses incurred and paid in Indian rupees by approximately $23.4 million in the year ended December 31, 2019, respectively. Similarly, a 10% appreciation/depreciation in the Philippine Peso against the U.S. dollar would have increased/decreased our revenues by approximately $0.3 million and increased/decreased our expenses incurred and paid in Philippine Peso by approximately $7.2 million in the year ended December 31, 2019.
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
Cash flow hedges with notional amounts of $410.4 million (including $4.3 million of range forward contracts) and $362.4 million (including $6.9 million of range forward contracts) were outstanding as at December 31, 2019 and 2018, respectively, with maturity periods of one to forty five-months. The fair value of these cash flow hedges as of December 31, 2019 and 2018 was $4.6 million and ($0.2) million respectively and is included in Accumulated Other Comprehensive loss on our Consolidated Balance Sheets. During the year ended December 31, 2019 we recognized $4.0 million as a foreign exchange gain from the maturing cash flow hedges, which was largely offset by the foreign exchange loss on the related expenses of $4.3 million. The net impact on earnings for the year ended December 31, 2019 from the maturing cash flow hedges was insignificant, offset by an insignificant foreign currency impact on the related expenses.

We also enter into foreign currency forward contracts to economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC No. Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged. Forward exchange contracts with notional amounts of $124.0 million, GBP 10.8 million and EUR 1.3 million were outstanding at December 31, 2019 compared to $125.5 million, GBP 15.6 million and EUR 0.5 million outstanding at December 31, 2018. The fair values of these derivative instruments as of December 31, 2019 and 2018 were insignificant in both year and are included in the "foreign exchange gain/(loss)" in our Consolidated Statements of Income. At December 31, 2019, the outstanding derivative instruments had maturities of 31 days or less.
Interest Rate Risk. As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on November 21, 2017 we entered into the Credit Agreement that provides for a $200.0 million revolving credit facility and a letter of credit sub-facility. We have an option to increase the commitments under the Credit Facility by up to an additional $100.0 million. On July 2, 2018, we exercised our option under the Credit Agreement to increase the commitments to $300.0 million. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty.
Depending on the type of borrowing, loans under the Credit Facility bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0.00% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. A 50 basis point increase or decrease in interest rates may impact our interest expense for the year ended December 31, 2019 by approximately $0.7 million. See Item 1A-“Risk Factors- We may be required to transition from the use of the LIBOR interest rate index in the future. We could be unable to refinance our outstanding indebtedness on reasonable terms or at all.”
In October 2018, we issued the Notes with an aggregate principal amount of $150.0 million (see Note 18, Borrowings). The Notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the convertible notes along with other variables such as our credit spreads and the market price and volatility of our common stock.
We had cash, cash equivalents and short-term investments totaling $321.4 million and $280.4 million at December 31, 2019 and 2018, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated debt mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, capital expenditures, working capital requirements and general corporate purposes. We do not enter into these investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce our future investment income. A 50 basis point increase or decrease in short term rates would have impacted our interest income for the year ended December 31, 2019 by approximately $1.0 million.
Credit Risk. As of December 31, 2019 and 2018, we have accounts receivable of $171.9 million and $164.8 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances historically have not been material. No single client owed more than 10% of accounts receivable balance as on December 31, 2019 and 2018.

ITEM 8.    Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at Item 15. "Exhibits and Financial Statement Schedules.”

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of December 31, 2019, were effective.
Management’s Responsibility for Financial Statements
Responsibility for the objectivity, integrity and presentation of the accompanying financial statements and other financial information presented in this report rests with our management. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The financial statements include amounts that are based on estimates and judgments which management believes are reasonable under the circumstances.
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

Our management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2019. See Deloitte & Touche LLP's accompanying report on their audit of our internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our Board of Directors”, “Our Executive Officers” and “Corporate Governance — Committees — Audit Committee”, “— Committees — Nominating and Governance Committee” and, to the extent included, “— Delinquent Section 16(a) Reports,” and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year end of December 31, 2019.

ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis”, “— Compensation Committee Report”, “— Summary Compensation Table for Fiscal Year 2019”, “— Grants of Plan-Based Awards Table for Fiscal Year 2019”, “Outstanding Equity Awards at Fiscal 2019 Year-End”, “Option Exercises and Stock Vested During Fiscal Year 2019”, “— Pension Benefits for Fiscal Year 2019”, “— Potential Payments upon Termination or Change in Control at Fiscal 2019 Year-End”, “— Director Compensation for Fiscal Year 2019”, “— Risk and Compensation Policies” and “Corporate Governance —Compensation Committee Interlocks and Insider Participation”.

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

ITEM 14.    Principal Accountant Fees and Services
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm — Audit and Non-Audit Fees”.

PART IV.

ITEM 15.    Exhibits and Financial Statement Schedules

(a)	1. Consolidated Financial Statements.
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-6 through F-58 hereof.

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

Date: February 27, 2020	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	February 27, 2020
Rohit Kapoor

/S/ GAREN K. STAGLIN	Chairman of the Board	February 27, 2020
Garen K. Staglin

/S/ MAURIZIO NICOLELLI	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Maurizio Nicolelli

/S/ ANNE E. MINTO	Director	February 27, 2020
Anne E. Minto

/S/ CLYDE W. OSTLER	Director	February 27, 2020
Clyde W. Ostler

/S/ DAVID B. KELSO	Director	February 27, 2020
David B. Kelso

/S/ DEBORAH KERR	Director	February 27, 2020
Deborah Kerr

/S/ NITIN SAHNEY	Director	February 27, 2020
Nitin Sahney

/S/ SOM MITTAL	Director	February 27, 2020
Som Mittal

/S/ JAYNIE M. STUDENMUND	Director	February 27, 2020
Jaynie M. Studenmund

/S/ VIKRAM S. PANDIT	Director	February 27, 2020
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

3.3	Fifth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 19, 2019).

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 25, 2006).

4.2
Indenture, dated as of October 4, 2018, by and between the Company and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 4, 2018).

4.3	Description of Common Stock.

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

10.6+
ExlService Holdings, Inc. 2006 Omnibus India Subplan 2 (incorporated by reference to Exhibit 10.38 of Amendment 6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed October 17, 2006).

10.7+
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

10.9+
Amendment No. 2 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.46 of Amendment 6 to the Registration Statement on Form S-1 (Registration No. 333-121001) filed October 17, 2006).

10.10+
Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-157076) filed February 2, 2009).

10.11+
Form of Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on May 1, 2014).

10.12+
ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 25, 2015).

10.13+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 27, 2016).

10.14+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan “(incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on March 15, 2017).

10.15+	ExlService Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.16+
Form of Restricted Stock Unit Agreement (U.S. Executive Officers Combined) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.17+
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

10.19
Credit Agreement, dated as of October 24, 2014, among ExlService Holdings, Inc., JPMorgan Chase Bank, N.A., as administrative agent and co-lead arranger, Citibank, N.A., as co-lead arranger, and the other Loan Parties and Lenders thereto (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 27, 2015).

10.20
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

10.21
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

10.22
First Amendment to Credit Agreement, dated as of July 2, 2018, by and among the Company and the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 28, 2019).

10.23
Second Amendment to Credit Agreement, dated as of October 1, 2018, by and among the Company and the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 4, 2018).

10.24
Investment Agreement, dated as of October 1, 2018, by and between the Company and Orogen Echo LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 4, 2018).

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase**

101.PRE	Inline XBRL Extension Presentation Linkbase**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ExlService Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach, as applicable. The determination of fair value using the discounted cash flow model requires management to make significant judgments and estimates, which include assumptions related to long-term future growth rates and estimated future cash flows, discounted at an appropriate risk-adjusted rate. The determination of fair value using the market approach requires management to make significant assumptions related to market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit.
The goodwill balance was approximately $350 million as of December 31, 2019, of which approximately $164 million has been allocated to the SCIOinspire Holdings, Inc. (SCIO) reporting unit. The SCIO reporting unit was formed as a result of the SCIO acquisition in July 2018 and its fair value was set at that time. As a result, the fair value of this reporting unit was not substantially in excess of its carrying value.

Significant estimates and assumptions are used by management to determine fair value and, thus, sensitivity in fair value may result from changes in these estimates. This requires a high degree of auditor judgment and an increased extent of efforts, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.
______________________________________________________________________________________________________
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions for long-term future growth rates and estimated future cash flows, and the selection of discount rates for the SCIO reporting unit included the following, among others:

•
We tested the effectiveness of controls over the Company’s goodwill impairment evaluation, including those over the determination of fair value of the SCIO reporting unit, such as controls related to management’s forecasts and selection of discount rates.

•
We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts, reviewing internal communications between management and the Board of Directors, and reviewing forecasted information included in Company press releases, and analyst and industry reports of the Company and companies in its peer group.

•
With the assistance of our fair value specialists, we evaluated the growth rates and discount rates, including testing the underlying source information and the mathematical accuracy of the calculations.

•
With the assistance of our fair value specialists, we evaluated revenue and earnings multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

•	We also evaluated all of the significant assumptions in the aggregate to determine if there is any indication of management bias.

/s/ Deloitte & Touche LLP

New York, New York
February 27, 2020

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ExlService Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ExlService Holdings, Inc. (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, equity and cash flows of ExlService Holdings, Inc. (the “Company”) for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York
February 27, 2018, except for Note 27, as to which the date is February 28, 2019

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$119,165	$95,881
Short-term investments	202,238	184,489
Restricted cash	5,453	5,608
Accounts receivable, net	171,864	164,752
Prepaid expenses	13,246	11,326
Advance income tax, net	4,698	9,639
Other current assets	24,594	28,240
Total current assets	541,258	499,935
Property and equipment, net	79,142	73,510
Operating lease right-of-use assets	86,396	—
Restricted cash	2,426	2,642
Deferred tax assets, net	11,855	6,602
Intangible assets, net	73,982	95,495
Goodwill	349,529	349,984
Other assets	36,016	31,015
Investment in equity affiliate	2,484	2,753
Total assets	$1,183,088	$1,061,936
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,564	$5,653
Current portion of long-term borrowings	40,867	21,423
Deferred revenue	13,436	7,722
Accrued employee costs	71,626	54,893
Accrued expenses and other current liabilities	71,023	64,169
Current portion of operating lease liabilities	24,148	—
Income taxes payable, net	1,432	1,012
Current portion of finance lease liabilities	253	223
Total current liabilities	229,349	155,095
Long-term borrowings, less current portion	194,131	263,241
Operating lease liabilities, less current portion	74,709	—
Income taxes payable	1,790	—
Deferred tax liabilities, net	966	8,445
Finance lease liabilities, less current portion	430	315
Other non-current liabilities	11,712	16,521
Total liabilities	513,087	443,617
Commitments and contingencies (Refer Note 26)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,480,654 shares issued and 34,185,241 shares outstanding as of December 31, 2019 and 37,850,544 shares issued and 34,222,476 shares outstanding as of December 31, 2018	39	38
Additional paid-in capital	391,240	364,179
Retained earnings	551,903	484,244
Accumulated other comprehensive loss	(84,892)	(83,467)
Total including shares held in treasury	858,290	764,994
Less: 4,295,413 shares as of December 31, 2019 and 3,628,068 shares as of December 31, 2018, held in treasury, at cost	(188,289)	(146,925)
Stockholders' equity	670,001	618,069
Non-controlling interest	—	250
Total equity	670,001	618,319
Total liabilities and stockholders’ equity	$1,183,088	$1,061,936
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2019	2018	2017
Revenues, net	$991,346	$883,112	$762,310
Cost of revenues (1)	655,490	584,855	495,142
Gross profit (1)	335,856	298,257	267,168
Operating expenses:
General and administrative expenses	126,909	116,202	102,515
Selling and marketing expenses	71,842	63,612	53,379
Depreciation and amortization expense	51,981	48,566	38,549
Impairment and restructuring charges	8,671	20,056	—
Total operating expenses	259,403	248,436	194,443
Income from operations	76,453	49,821	72,725
Foreign exchange gain, net	3,752	4,787	2,839
Interest expense	(13,612)	(7,227)	(1,889)
Other income, net	16,507	12,989	11,359
Income before income tax expense and earnings from equity affiliates	83,100	60,370	85,034
Income tax expense	15,172	3,397	36,146
Income before earnings from equity affiliates	67,928	56,973	48,888
Loss from equity-method investment	269	247	—
Net income attributable to ExlService Holdings, Inc. stockholders	$67,659	$56,726	$48,888
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.97	$1.65	$1.44
Diluted	$1.95	$1.62	$1.39
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	34,350,150	34,451,008	33,897,916
Diluted	34,732,683	35,030,984	35,110,210

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2019	2018	2017
Net income	$67,659	$56,726	$48,888
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	8,773	(13,919)	19,802
Foreign currency translation (loss)/gain	(3,486)	(25,700)	18,894
Retirement benefits	(2,539)	382	1,273
Reclassification adjustments
Gain on cash flow hedges(1)	(3,951)	(3,149)	(6,899)
Retirement benefits(2)	(159)	(153)	256
Income tax (expense)/benefit relating to above(3)	(63)	4,782	(3,979)
Total other comprehensive (loss)/income	$(1,425)	$(37,757)	$29,347
Total comprehensive income	$66,234	$18,969	$78,235

(1)
These are reclassified to net income and are included either in cost of revenues or operating expenses, as applicable in the consolidated statements of income. Refer to Note 17 to the consolidated financial statements.

(2)	These are reclassified to net income and are included in other income, net in the consolidated statements of income. Refer to Note 20 to the consolidated financial statements.

(3)	These are income tax (expense)/benefit recognized on cash flow hedges and retirement benefits. Refer to Note 22 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2016	35,699,819	$36	$284,646	$382,722	$(75,057)	(2,071,710)	$(60,362)	$193	$532,178
Impact on adoption of ASU No. 2016-09	—	—	5,999	(4,546)	—	—	—	—	1,453
Balance as of January 1, 2017	35,699,819	$36	$290,645	$378,176	$(75,057)	(2,071,710)	$(60,362)	$193	$533,631
Stock issued against stock-based compensation plans	1,090,932	1	8,560	—	—	—	—	—	8,561
Stock-based compensation	—	—	23,041	—	—	—	—	—	23,041
Acquisition of treasury stock	—	—	—	—	—	(830,308)	(43,454)	—	(43,454)
Non-controlling interest	—	—	—	—	—	—	—	31	31
Other comprehensive income	—	—	—	—	29,347	—	—	—	29,347
Net income	—	—	—	48,888	—	—	—	—	48,888
Balance as of December 31, 2017	36,790,751	$37	$322,246	$427,064	$(45,710)	(2,902,018)	$(103,816)	$224	$600,045
Impact of adoption of Topic 606	—	—	—	454	—	—	—	—	454
Balance as of January 1, 2018	36,790,751	37	322,246	427,518	(45,710)	(2,902,018)	(103,816)	224	600,499
Stock issued against stock-based compensation plans	990,334	1	1,397	—	—	—	—	—	1,398
Stock issued, business acquisition	69,459	—	4,080	—	—	—	—	—	4,080
Stock-based compensation	—	—	23,901	—	—	—	—	—	23,901
Acquisition of treasury stock	—	—	—	—	—	(726,050)	(43,109)	—	(43,109)
Allocation of equity component related to the convertible senior notes, net of tax and issuance costs	—	—	12,555	—	—	—	—	—	12,555
Non-controlling interest	—	—	—	—	—	—	—	26	26
Other comprehensive loss	—	—	—	—	(37,757)	—	—	—	(37,757)
Net income	—	—	—	56,726	—	—	—	—	56,726
Balance as of December 31, 2018	37,850,544	$38	$364,179	$484,244	$(83,467)	(3,628,068)	$(146,925)	$250	$618,319
Stock issued against stock-based compensation plans	630,110	1	986	—	—	—	—	—	987
Stock-based compensation	—	—	26,070	—	—	—	—	—	26,070
Acquisition of treasury stock	—	—	—	—	—	(667,345)	(41,364)	—	(41,364)
Allocation of equity component related to issuance costs on convertible notes	—	—	(13)	—	—	—	—	—	(13)
Purchase of non-controlling interest	—	—	18	—	—	—	—	(250)	(232)
Other comprehensive loss	—	—	—	—	(1,425)	—	—	—	(1,425)
Net income	—	—	—	67,659	—	—	—	—	67,659
Balance as of December 31, 2019	38,480,654	$39	$391,240	$551,903	$(84,892)	(4,295,413)	$(188,289)	$—	$670,001

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$67,659	$56,726	$48,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,193	48,719	38,984
Stock-based compensation expense	26,070	23,901	23,041
Amortization of operating lease right-of-use assets	27,335	—	—
Unrealized gain on short term investments	(10,116)	(7,696)	—
Unrealized foreign exchange (gain)/loss, net	(321)	(8,620)	1,523
Deferred income tax (benefit)/expense	(12,345)	(625)	731
Allowance for doubtful accounts receivable	614	(573)	2,816
Loss from equity-method investment	269	247	—
Amortization of non-cash interest expense related to convertible senior notes	2,472	—	—
Impairment charges	3,627	20,056	—
Others, net	(1,205)	903	252
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,093)	(10,046)	(20,482)
Prepaid expenses and other current assets	1,215	(4,509)	218
Advance income tax, net	7,194	(14,147)	11,037
Other assets	(2,204)	(6,800)	(2,224)
Accounts payable	134	(360)	1,706
Deferred revenue	6,679	(4,929)	(6,625)
Accrued employee costs	16,915	1,272	6,391
Accrued expenses and other liabilities	14,141	(1,084)	6,903
Operating lease liabilities	(24,813)	—	—
Net cash provided by operating activities	168,420	92,435	113,159

Cash flows from investing activities:
Purchases of property and equipment	(40,138)	(40,437)	(35,154)
Investment in equity affiliate	—	—	(3,000)
Purchase of non-controlling interest	(241)	—	—
Business acquisition (net of cash acquired)	—	(231,829)	(23,300)
Purchase of investments	(187,974)	(133,434)	(402,721)
Proceeds from redemption of investments	176,968	128,208	241,439
Net cash used for investing activities	(51,385)	(277,492)	(222,736)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(336)	(152)	(174)
Proceeds from borrowings	46,000	246,614	60,574
Repayments of borrowings	(98,247)	(155,209)	(45,192)
Proceeds from convertible notes	—	149,000	—
Payment of debt issuance costs	(117)	(762)	(790)
Acquisition of treasury stock	(41,364)	(43,109)	(43,454)
Proceeds from exercise of stock options	987	1,397	8,561
Net cash (used for)/provided by financing activities	(93,077)	197,779	(20,475)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,045)	(2,868)	3,935
Net increase/(decrease) in cash, cash equivalents and restricted cash	22,913	9,854	(126,117)
Cash, cash equivalents and restricted cash at the beginning of the period	104,131	94,277	220,394
Cash, cash equivalents and restricted cash at the end of the period	$127,044	$104,131	$94,277

Supplemental disclosure of cash flow information:
Restricted common stock issued for business acquisition	$—	$4,080	$—
Cash paid for interest	$10,649	$4,725	$1,122
Cash paid for taxes, net of refund	$19,087	$18,508	$19,128
Assets acquired under finance lease	$506	$277	$301

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(In thousands, except share and per share amounts)
1. Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries and affiliates (collectively, the “Company”), operates in the Business Process Management (“BPM”) industry providing operations management services and analytics services that helps its clients build and grow sustainable businesses. By orchestrating its domain expertise, data, analytics and digital technology, the company looks deeper to design and manage agile, customer-centric operating models to improve global operations, drive profitability, enhance customer satisfaction, increase data-driven insights, and manage risk and compliance. The Company’s clients are located principally in the United States of America (“U.S.”) and the United Kingdom (“U.K.”).

2. Summary of Significant Accounting Policies

(a)	Basis of Preparation and Principles of Consolidation
The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of ExlService Holdings and all of its subsidiaries and includes the Company's share in the results of its associates.
The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and income and expenses arising from intra-group transactions, are eliminated while preparing those financial statements.
Accounting policies of the respective individual subsidiary and associate are aligned wherever necessary, so as to ensure consistency with the accounting policies that are adopted by the Company under U.S. GAAP.

The Company’s investments in equity affiliates are initially recorded at cost and any excess cost over proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill. The proportionate share of net income or loss of the investee is recognized in the consolidated statements of income.

(b)	Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the consolidated financial statements include, but are not limited to, allowance for doubtful receivables, expected recoverability from customers with contingent fee arrangements, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, assumptions used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate lease cost, depreciation and amortization periods, purchase price allocation, recoverability of long-lived assets including goodwill and intangibles, and estimated costs to complete fixed price contracts.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

(c)	Foreign Currency Translation
The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates except for the entities in Mauritius which use the U.S. dollar as its functional currency. Transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into functional currency at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are remeasured to the functional currency of the subsidiary at exchange rates that prevailed on the date of inception of the transaction. All foreign exchange gains and losses arising on re-measurement are recorded in the accompanying consolidated statements of income.
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
Revenue is recognized when services are provided to the Company's customers, in an amount that reflects the consideration which the Company expect to be entitled to in exchange for the services provided.
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

Adoption of Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2014-09 Topic 606, Revenue from Contracts with Customers (“Topic 606”)

On January 1, 2018, the date of initial application, the Company adopted Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings, resulting in an increase of $454, primarily due to new contract acquisition costs. The initial application scopes in those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under Topic 606. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. The key area impacted upon adoption of Topic 606 relates to the accounting for sales commissions costs. Specifically, under Topic 606 a portion of sales commission costs have been recorded as an asset and recognized as an operating expense on a straight-line basis over the expected period of benefit. Prior to adoption, the Company was expensing sales commission costs as incurred.
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
December 31, 2019
(In thousands, except share and per share amounts)

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

b) Revenues from arrangements involving subcontracting, either in part or whole of the assigned work, are recognized after Company’s assessment of “Principal versus agent considerations”. The Company evaluates whether it is in control of the services before the same are transferred to the customer to assess whether it is principal or agent in the arrangement. Revenues are recognized on a gross basis if the Company is in the capacity of principal and on a net basis if it falls in the capacity of an agent.

ii.
Revenues for the Company’s fixed-price contracts are recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client. The use of this method requires significant judgment to estimate the cost required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed and resources engaged. The Company regularly monitors these estimates throughout  the execution of the project and records changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.

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

iv.
Revenues from reimbursement optimization services having contingent fee arrangements are recognized by the Company at the point in time when a performance obligation is satisfied, which is when it identifies an overpayment claim. In such contracts, the Company’s consideration is contingent upon the actual collections made by its customers and net of any subsequent retraction claims. Based on guidance on “variable consideration” in Topic 606, the Company uses its historical experience and projections to determine the expected recoveries from its customers and recognizes revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such change is identified.

Modification to Contracts

The Company’s contracts may be modified to add, remove or change existing performance obligations. The accounting for modifications to contracts involves assessing whether the services added to an existing contract are distinct and whether the pricing is at a standalone selling price. Services added that are distinct and at standalone selling price are accounted on a prospective basis either as a separate contract, or as a termination of existing contract and creation of a new contract.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
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
Unbilled Receivables

Unbilled receivables represents revenues recognized for services rendered between the last billing date and the balance sheet date. Unbilled receivables also include revenues recognized from reimbursement optimization services where the Company identify an overpayment claim. In such contracts, Company’s consideration is contingent upon and collectable only when the actual collections are made by its customers. Based on guidance on “variable consideration” in Topic 606, Company use its historical experience and projections to determine the expected recoveries from its customers and recognize revenue and receivables based upon such expected recoveries. Accordingly, the amounts for which services have been performed and for which invoices have not been issued to customers on the balance sheet date, (i.e. unbilled receivables) are presented under accounts receivable.
Deferred Revenue and Contract Fulfillment Costs
The Company has contract liabilities (deferred revenue) consisting of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example where the Company does not have an enforceable contract.
Further, the Company also defer revenues attributable to certain process transition activities, with respect to its customers where such activities do not represent separate performance obligations. Revenues related to such transition activities are classified under “Deferred Revenue” and “other non-current liabilities” in the Company’s consolidated balance sheets and are recognized ratably over the period during which the related services are performed.
Costs related to such transition activities are contract fulfillment costs, and thereby classified under “Other Current Assets” and “Other Assets” in the consolidated balance sheets, and are recognized over the estimated expected period of benefit, under Cost of Revenues in the consolidated statements of income.
Contract Acquisition Costs
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Upfront Payment Made to Customer

Upfront payments, in nature of deal signing discount or deal signing bonuses made to customers are contract assets and classified under “Other Current Assets and Other Assets” in the consolidated balance sheets. Such costs are amortized over the expected period of benefit and are recorded as an adjustment to transaction price and reduced from revenues.
Out of Pocket Expenses
Reimbursements of out-of-pocket expenses received from clients are included as part of revenues.
Payment terms

All contracts entered into by the Company specify the payment terms and are defined for each contract separately. Usual payment terms range between 30-60 days. The Company does not have any extended payment terms clauses in existing contracts.

Remaining Performance Obligations

The Company does not disclose the value of remaining performance obligations by applying the practical expedient provided in Topic 606, for contracts that meet any of the following criteria:

i.	Contracts with an original expected length of one year or less as determined under ASC 606,

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
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments (refer to Note 8 to the consolidated financial statements for details). These deposits with banks have maturity dates after December 31, 2019. Restricted cash presented under current assets represents funds held on behalf of clients in dedicated bank accounts.
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

The Company's mutual fund investments are in debt and money market funds which invest in instruments of various maturities in India. These investments are accounted for in accordance with the fair value option under Financial Accounting Standard Board Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, (“Topic 825”) and any changes in fair value are included in interest and other income. The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold or disposed and is included in interest and other income.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

(g)	Accounts Receivable and Allowance for Doubtful Receivable
Accounts receivable are recorded net of allowances for doubtful accounts. Allowances for doubtful accounts are established through the evaluation of the accounts receivable aging and prior collection experience, current market conditions, client’s financial condition and the amounts of receivables in dispute to ascertain the ultimate collectability of these receivables. As of December 31, 2019 and 2018, the Company had $1,163 and $956, respectively, of allowance for doubtful accounts.
Accounts receivable include unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts. As of December 31, 2019 and 2018, the Company had $73,920 and $63,952, respectively, of unbilled accounts receivable.

(h)	Property and equipment
Property and equipment are stated at cost less accumulated depreciation and impairment. Equipment held under finance leases are capitalized at the commencement of the lease at the lower of present value of minimum lease payments at the inception of the leases or its fair value. Advances paid towards acquisition of property and equipment and the cost of property and equipment not yet placed in service before the end of the reporting period are classified as capital work in progress.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation on equipment held under finance leases and leasehold improvements are computed using the straight-line method over the shorter of the asset's estimated useful lives or the lease term.
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

Annual amortization of internally developed software products meant for sale, lease or otherwise marketing is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be up to 5 years from the date the product became available for use. Annual amortization of internally developed software products meant for internal use is based on the straight-line method over the estimated useful lives of the internally developed software products.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

(j)	Business Combinations, Goodwill and Other Intangible Assets

ASC Topic 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is re-measured to fair value as of each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Under ASC 350, Intangibles - Goodwill and Other, all assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under general and administrative expenses.

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased in a business combination. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. The Company undertakes studies to determine the fair values of assets and liabilities acquired and allocate purchase consideration to assets and liabilities, including property and equipment, goodwill and other identifiable intangibles. The Company examines the carrying value of the goodwill annually in the fourth quarter, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. The Company tests for goodwill impairment at the reporting unit level, as that term is defined in U.S. GAAP. Refer to Note 10 for discussion of the Company's goodwill impairment testing. The Company adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, effective January 1, 2018 in conjunction with our goodwill impairment assessment.

The quantitative goodwill impairment test involves a comparison of the fair value of a reporting unit with its carrying amount. The Company estimates the fair value of reporting unit using a combination of the income approach, using discounted cash flow analysis (“DCF model”), and also the market approach, using market multiples for reporting units whereby the fair value is not substantially in excess of carrying value. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within each reporting unit. The variables within the discount rate, many of which are outside of the Company’s control, provide the Company’s best estimate of all assumptions applied within the DCF model. The Company uses the “Market approach” to corroborate the results of the income approach. Under the market approach, the Company estimates fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit and comparable market transactions. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Determining fair value requires the use of estimates and exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates, amount and timing of expected future cash flows, market multiples of revenues and earnings and comparable market transactions. These estimates and judgements may not be within the control of the Company and accordingly it is reasonably possible that the estimates and judgments described above could change in future periods. There can be no assurance that operations will achieve the future cash flows reflected in the projections. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss shall be recognized, in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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
December 31, 2019
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
Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. The Company derives the required undiscounted cash flow estimates from its historical experience and its internal business plans. To determine fair value, the Company follows the discounted cash flow approach and uses its internal cash flow estimates discounted at an appropriate discount rate and independent appraisals, as appropriate. The impairment amount to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value.

(m)	Derivative Financial Instruments
In the normal course of business, the Company uses derivative instruments for the purpose of mitigating the exposure from risk of foreign currency fluctuation associated with forecasted transactions denominated in certain foreign currencies and to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates, and not for speculative trading purposes. These derivative contracts are purchased adhering to the Company’s policy and are with counterparties that are highly rated financial institutions.
The Company hedges forecasted transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss) ("AOCI"), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded in the consolidated statements of income along with the underlying hedged item in the same line as either part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, “Depreciation and amortization expense”, as applicable.
The Company evaluates hedge effectiveness of cash flow hedges at the time a contract is entered into as well as on an ongoing basis. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.
The Company uses derivatives instruments consisting of foreign currency exchange contracts to economically hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. Changes

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss).
The Company also uses forward contracts designated as net investment hedges to hedge the foreign currency risks related to the Company's investment in foreign subsidiaries. Gains and losses on these forward contracts are recognized in AOCI as part of the foreign currency translation adjustment.

(n)	Borrowings
The Company accounts for convertible notes in accordance with the guidelines established by the ASC 470-20, Debt with Conversion and Other Options. The Company separates the convertible notes into liability and equity components. The Beneficial Conversion Feature ("BCF") of a convertible note, which is the equity component and recorded as additional paid-in capital, is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible note when issued.
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
The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are classified in - “Other income, net”. Refer to Note 20 and Note 27 to the consolidated financial statements for details.
The Company recognizes its liabilities for compensated absences depending on whether the obligation is attributable to employee services already rendered, rights to compensated absences vest or accumulate and payment is probable and estimable.

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
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), which was adopted by the Company's stockholders on June 15, 2018, which replaces and supersedes the 2015 Amendment and Restatement of the Company’s 2006 Omnibus Award Plan (the “ Prior Plan”) and is effective upon the date approved by the Company’s stockholders, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest based on an aggregated revenue target (“PU”) for a three-year period. The remaining 50% vest based on a market condition (“MUs”) that is contingent on meeting or exceeding the Company's total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of both targets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

The fair value of each PU is determined based on the market price of one common share of the Company on the day prior to the date of grant, and the associated compensation expense is calculated on the basis that performance targets to receive 100% of the PUs are probable of being achieved. The compensation expense for the PUs is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued will be adjusted upward or downward based upon the probability of achievement of the performance targets. The final number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PUs as of December 31, 2019 was based on the Company's assessment of performance criteria for these grants that would most likely be met during the respective years of vesting against the targeted performance level.
The grant date fair value for the MUs is determined using a Monte Carlo simulation model and the related compensation expense is expensed on a straight-line basis over the vesting period. All compensation expense related to the MUs will be recognized if the requisite performance period is fulfilled, regardless of the extent of the market condition achieved.

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

(r)	Financial Instruments and Concentration of Credit Risk
Financial Instruments. For certain financial instruments, including cash and cash equivalents, short-term investments (except investment in mutual funds, as disclosed in Note 16), restricted cash, accounts receivable, accounts payable, accrued expenses, other current liabilities and outstanding revolver credit, recorded amounts approximate fair value due to the relatively short maturity periods and/or timing of repayments of such instruments.
Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, time deposits, mutual fund investments, accounts receivable and derivative financial instruments. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to the Company’s investment policy, surplus funds are maintained as cash equivalents and are invested in highly-rated mutual funds, money market accounts and time deposits, placed with highly rated financial institutions to reduce its exposure to market risk with regard to these funds. The Company’s exposure to credit risk on account receivable is influenced mainly by the individual characteristic of each customer and the concentration of risk from the top few customers. To mitigate this risk the Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable. The Company does not enter into or trade financial instruments, including derivative financial instruments, for speculative purposes.

(s)	Leases
The Company determines if an arrangement is a lease at inception of the contract. Operating leases are recorded in "operating lease right-of-use ("ROU") assets", "current portion of operating lease liabilities" and "operating lease liabilities, less current portion" in the Company's consolidated balance sheets. Finance leases are recorded in "property and equipment", "current portion of finance lease liabilities" and "finance lease liabilities, less current portion" in the Company's consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date for determining the present value of lease payments. Lease term includes the effects of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately.

The Company accounts for modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date.
On January 1, 2019, the date of initial application, the Company adopted, Leases (Topic 842), using the modified retrospective method. The modified retrospective method provides a method of recognizing those leases which had not expired as of the date of adoption of January 1, 2019. The prior period consolidated financial statements have not been retrospectively adjusted and continues to be reported under Topic 840.
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
The adoption resulted in the recognition of ROU assets of $80,328 (net of deferred rent of $8,626) and lease liabilities of $88,954 for operating leases as of January 1, 2019. The Company's accounting for finance leases remained substantially unchanged. The adoption had no impact on opening balance of retained earnings. Refer to Note 21 to the consolidated financial statements for details.
The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.

(t)	Government Grants
Government grants related to income are recognized as a reduction of expenses in the consolidated statements of income when there is a reasonable assurance that the entity will comply with the conditions attached to the grant and that the grants will be received.

(u)	Earnings per share
Basic earnings per share is computed using the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards except where the results would be anti-dilutive. The Company includes performance stock unit awards in dilutive potential common shares when they become contingently issuable and have a dilutive impact per authoritative guidance and excludes such awards when they are not contingently issuable.

(v)	Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

(w)	Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new guidance replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost of the financial asset(s) so as to present the net carrying value at the amount expected to be collected on the financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption as of the fiscal years beginning after December 15, 2018 was permitted. The amendment should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align credit loss methodology with the new standard. Adoption of the ASU will result in immaterial impact to equity as of January 1, 2020 with a corresponding offset to accounts receivable. The impact of adoption of this guidance did not have a material effect on the Company's accounting policies, processes, and systems.
In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement ("Topic 820"): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU changes the disclosure requirements on fair value measurements in Topic 820 by prescribing new, elimination and modification of disclosure requirements, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity was permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The adoption of this ASU effective January 1, 2020 is not expected to have any material effect on the Company’s consolidated financial statements.
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

In August 2018, FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40"): This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in FASB Accounting Standard Codification Subtopic 350-40 on internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU 2018-15 also provides guidance on amortization and impairment of any costs capitalized, along with new presentation and disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019.  Early adoption was permitted and both prospective and retrospective transition methods are allowed. The adoption of this ASU did not have any material effect on the Company’s consolidated financial statements.

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

In May 2019, FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provide entities with the option to irrevocably elect the fair value option, on an instrument-by-instrument basis in

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

accordance with Subtopic 825-10, for certain financial instruments that are within the scope of Subtopic 326-20, upon adopting Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The amendments in this Update provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. This ASU is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The adoption of this ASU is not expected to have any material effect on the Company's consolidated financial statements.

(x)	Recently Adopted Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases. Lease arrangements exceeding a twelve months term should be recognized as assets with corresponding liabilities on the balance sheet of the lessee. This ASU requires recognition of an ROU asset and lease obligation for those leases classified as operating leases under Topic 840, while the income statement will reflect lease expense for operating leases. The balance sheet amounts recorded for existing operating leases at the date of adoption of this ASU must be calculated using the applicable incremental borrowing rate. The Company adopted Topic 842 as of January 1, 2019 using the modified retrospective method provided by ASU 2018-11. The adoption had a material impact on the Company's consolidated balance sheets, but did not have a material impact on the Company's consolidated income statements and consolidated statements of cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. Refer to Note 21 to the consolidated financial statements for details.

In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842), which provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company adopted Topic 842 as of January 1, 2019 using this ASU. Refer to Note 21 to the consolidated financial statements for details.

3. Segment and Geographical Information
The Company operates in the BPM industry and is a provider of operations management and analytics services. Effective January 1, 2020, the Company realigned its operating and reportable segments, but the presentation in this Annual Report, including the discussion in next paragraphs, refers to the structure in place prior to such realignment.
The Company has eight operating segments, which are strategic business units that align its products and services with how it manages its business, approaches its key markets and interacts with its clients. Five of those operating segments provide BPM or “operations management” services, which is organized into industry-focused operating segments (Insurance, Healthcare, Travel, Transportation and Logistics, Banking and Financial Services, and Utilities) and one of the operating segment is a “capability” segment (Finance and Accounting) that provides services to clients in the Company's industry-focused segments as well as clients across other industries. In each of these six operating segments, the Company provides operations management services, which typically involve transfer to the Company of the business operations of a client, after which it administers and manages those operations for its client on an ongoing basis. The remaining two operating segments are Consulting, which provides industry-specific transformational services related to operations management services, and Analytics, which provides services that focus on driving improved business outcomes for clients by generating data-driven insights across all parts of their business.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

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
Revenues and cost of revenues for each of the years ended December 31, 2019, 2018 and 2017, for each of the reportable segments, are as follows:

	Year ended December 31, 2019
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$294,159	$90,589	$68,010	$106,580	$74,679	$357,329	$991,346
Cost of revenues (1)	199,678	73,650	38,736	63,317	48,864	231,245	655,490
Gross profit(1)	$94,481	$16,939	$29,274	$43,263	$25,815	$126,084	$335,856
Operating expenses							259,403
Foreign exchange gain, interest expense and other income, net							6,647
Income tax expense							15,172
Loss from equity-method investment							269
Net income							$67,659

	Year ended December 31, 2018
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$258,144	$84,391	$70,237	$97,941	$87,109	$285,290	$883,112
Cost of revenues (1)	174,921	66,768	41,066	59,155	58,341	184,604	584,855
Gross profit(1)	$83,223	$17,623	$29,171	$38,786	$28,768	$100,686	$298,257
Operating expenses							248,436
Foreign exchange gain, interest expense and other income, net							10,549
Income tax expense							3,397
Loss from equity-method investment							247
Net income							$56,726

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

	Year ended December 31, 2017
	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total

Revenues, net	$234,794	$77,013	$70,951	$86,527	$83,082	$209,943	$762,310
Cost of revenues (1)	159,433	49,412	41,337	51,362	56,638	136,960	495,142
Gross profit(1)	$75,361	$27,601	$29,614	$35,165	$26,444	$72,983	$267,168
Operating expenses							194,443
Foreign exchange gain, interest expense and other income, net							12,309
Income tax expense							36,146
Net income							$48,888
(1) Exclusive of depreciation and amortization expense.
Revenues, net by service type, were as follows:

	Year ended December 31,
	2019	2018	2017
BPM and related services (1)	$634,017	$597,822	$552,367
Analytics services	357,329	285,290	209,943
Revenues, net	$991,346	$883,112	$762,310

(1) BPM and related services include revenues of the Company's five industry-focused operating segments, one capability operating segment and the consulting operating segment, which provides services related to operations management services. Refer to reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Year ended December 31,
	2019	2018	2017
Revenues, net
United States	$817,878	$732,589	$626,336
Non-United States
United Kingdom	113,036	114,515	108,640
Rest of World	60,432	36,008	27,334
Total Non-United States	173,468	150,523	135,974
Revenues, net	$991,346	$883,112	$762,310

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, net were as follows:

	As of
	December 31, 2019	December 31, 2018
Long-lived assets
India	$78,244	$36,152
United States	52,375	28,254
Philippines	26,006	5,985
Rest of World	8,913	3,119
Long-lived assets	$165,538	$73,510

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

4. Quarterly Financial Data
Summarized quarterly results for the years ended December 31, 2019 and 2018 are as follows:

	Three months ended 2019 (Unaudited)				Year ended (Audited)
	March 31	June 30	September 30	December 31	December 31, 2019

Revenues, net	$239,573	$243,509	$251,392	$256,872	$991,346
Gross profit(1)	$82,333	$81,063	$83,850	$88,610	$335,856
Net income	$14,695	$12,564	$19,044	$21,356	$67,659
Earnings per share:
Basic(2)	$0.43	$0.36	$0.55	$0.62	$1.97
Diluted(2)	$0.42	$0.36	$0.55	$0.62	$1.95
Weighted-average number of shares used in computing earnings per share:
Basic(2)	34,374,815	34,451,671	34,322,449	34,253,308	34,350,150
Diluted(2)	34,833,435	34,702,547	34,699,497	34,696,896	34,732,683

Stock compensation expense	$6,956	$7,155	$7,427	$4,532	$26,070
Amortization of intangibles	$5,528	$5,554	$5,502	$4,974	$21,558

	Three months ended 2018 (Unaudited)				Year ended (Audited)
	March 31	June 30	September 30	December 31	December 31, 2018

Revenues, net	$206,973	$210,112	$231,124	$234,903	$883,112
Gross profit(1)	$68,872	$70,463	$78,967	$79,955	$298,257
Net income	$23,158	$14,462	$15,249	$3,857	$56,726
Earnings per share:
Basic(2)	$0.67	$0.42	$0.44	$0.11	$1.65
Diluted(2)	$0.66	$0.41	$0.43	$0.11	$1.62
Weighted-average number of shares used in computing earnings per share:
Basic(2)	34,446,265	34,511,777	34,458,520	34,388,025	34,451,008
Diluted(2)	35,302,926	35,142,388	35,207,991	34,921,388	35,030,984

Stock compensation expense	$5,074	$6,893	$5,344	$6,590	$23,901
Amortization of intangibles	$3,947	$3,761	$6,718	$5,951	$20,377

(1) Exclusive of depreciation and amortization expense.

(2) Total of quarterly basic and diluted earnings per share and weighted average number of shares used in computing earnings per share will not be equal to year end basic and diluted earnings per share and weighted average number of shares used in computing earnings per share, respectively.
5. Revenues, net
Refer to Note 3 to the consolidated financial statements for revenues disaggregated by reportable segments and geography.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

	As of
	December 31, 2019	December 31, 2018
Accounts receivable, net	$171,864	$164,752
Contract assets	$5,391	$5,445
Contract liabilities:
Deferred revenue (consideration received in advance)	$11,259	$6,345
Consideration received for process transition activities	$3,036	$1,669

Accounts receivable includes $73,920 and $63,952 as of December 31, 2019 and 2018, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
Contract assets represents upfront payments in nature of deal signing discount or deal signing bonuses made to customers. These costs are amortized over the expected period of benefit and are recorded as an adjustment to transaction price and reduced from revenues.
Contract liabilities represents that portion of deferred revenue for which payments have been received in advance from customers. This may also include revenues deferred for certain contracts where services have been rendered but other conditions for revenue recognition have not been met for e.g. legally enforceable contract is not executed. The Company also defers revenues attributable to certain process transition activities for which costs have been capitalized by the Company as contract fulfillment costs. The contract liabilities are included within “Deferred revenues” and “other non-current liabilities” in the consolidated balance sheets. The revenues are recognized as (or when) the performance obligation is fulfilled under the contract with customer.
Revenue recognized during the year ended December 31, 2019 that was included in the contract liabilities balance at the beginning of the period was $6,077 and revenue recognized during the year ended December 31, 2018 that was included in the contract liabilities balance at the beginning of the period was $9,147.
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	2019		2018
	Contract acquisition cost	Contract fulfillment cost	Contract acquisition cost	Contract fulfillment cost
Balance as of January 1	$713	$4,051	$454	$2,769
Addition	1,222	4,652	567	2,216
Amortization	(628)	(1,448)	(308)	(934)
Balance as of December 31	$1,307	$7,255	$713	$4,051

There was no impairment loss in relation to costs capitalized. The capitalized costs are amortized on a straight line basis over the life of the contract.
Consideration received from customers, if any, relating to such transition activities are classified under Contract Liabilities and are recognized over the period in which the related performance obligations are fulfilled.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

6. Other Income, net

Other income, net consists of the following:

	Year ended December 31,
	2019	2018	2017
Gain on sale and mark-to-market of mutual funds	$12,965	$9,970	$8,766
Interest and dividend income	2,399	1,873	1,625
Others, net	1,143	1,146	968
Other income, net	$16,507	$12,989	$11,359

7. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents (outstanding stock options, restricted stock and restricted stock units) issued and outstanding at the reporting date, using the treasury stock method. Common stock equivalents that are anti-dilutive are excluded from the computation of weighted average shares outstanding. The Company includes performance stock unit awards in dilutive potential common shares when they become contingently issuable and have a dilutive impact per authoritative guidance and excludes such awards when they are not contingently issuable.
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2019	2018	2017
Numerators:
Net income	$67,659	$56,726	$48,888
Denominators:
Basic weighted average common shares outstanding	34,350,150	34,451,008	33,897,916
Dilutive effect of share based awards	382,533	579,976	1,212,294
Diluted weighted average common shares outstanding	34,732,683	35,030,984	35,110,210
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$1.97	$1.65	$1.44
Diluted	$1.95	$1.62	$1.39
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	106,375	121,344	151,961

8. Cash, Cash Equivalents and Restricted Cash

For the purpose of statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$119,165	$95,881	$86,795
Restricted cash (current)	5,453	5,608	3,674
Restricted cash (non-current)	2,426	2,642	3,808
Cash, cash equivalents and restricted cash	$127,044	$104,131	$94,277

Effective January 1, 2018, the Company adopted ASU 2016-18, Statements of Cash Flows (Topic 230), Restricted Cash. Accordingly, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. Refer to Note 27 to the consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

9. Property and Equipment, net
Property and equipment, net consists of the following:

		As of
	Estimated useful lives (Years)	December 31, 2019	December 31, 2018
Owned assets:
Network equipment and computers	3-5	$98,309	$85,921
Software	3-5	79,746	69,752
Leasehold improvements	3-8	44,982	39,533
Office furniture and equipment	3-8	22,046	20,097
Motor vehicles	2-5	601	635
Buildings	30	1,114	1,140
Land	—	729	746
Capital work in progress	—	10,309	11,026
		257,836	228,850
Less: Accumulated depreciation and amortization		(179,331)	(155,798)
		$78,505	$73,052
Right-of-use assets under finance leases:
Leasehold improvements		$738	$778
Office furniture and equipment		308	53
Motor vehicles		711	628
		1,757	1,459
Less: Accumulated depreciation and amortization		(1,120)	(1,001)
		$637	$458
Property and equipment, net		$79,142	$73,510
Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software, not yet ready to be placed in service.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2019	2018	2017
Depreciation and amortization expense	$30,423	$28,189	$24,574

The depreciation and amortization set forth above includes the effect of foreign exchange gain upon settlement of cash flow hedges, amounting to $212, $153 and $435 for the year ended December 31, 2019, 2018 and 2017, respectively (Refer to Note 17 to the consolidated financial statements for further details).

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Internally developed software costs, included under Software, was as follows:

	As of
	December 31, 2019	December 31, 2018
Cost	$15,784	$8,783
Less : Accumulated amortization	(4,989)	(2,393)
Internally developed software, net	$10,795	$6,390

During the year ended December 31, 2019, there were no significant changes in estimated useful lives of property and equipment.
The amortization expense on internally developed software recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2019	2018	2017
Amortization expense	$2,745	$1,417	$640

During the year ended December 31, 2019, the Company performed an impairment test of its long-lived assets related to its Health Integrated business. Based on the results, the long-lived assets carrying value exceeded its fair value. The primary factor contributing to a reduction in the fair value is the wind down of the Health Integrated business, due to an anticipated reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized impairment charges of $2,178 during the year ended December 31, 2019, to write down the carrying value of property and equipment to its fair value. This impairment charge was recorded in the consolidated statements of income under "Impairment and restructuring charges". Refer to Note 24 to the consolidated financial statements for further details.

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
Pursuant to the Company’s business combinations accounting policy, the total purchase consideration for SCIO was allocated to identifiable net tangible and intangible assets based upon their fair values. The excess of the purchase consideration over fair value of identifiable net tangible and intangible assets was recorded as goodwill. In order to allocate the consideration transferred for SCIO, the fair values of all identifiable assets and liabilities were established. For accounting and financial reporting purposes, fair value is defined under ASC No. 820, Fair Value Measurement and Disclosure, as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

The goodwill recognized is attributable primarily to expected synergies from continuing operations of SCIO and the Company. The amount of goodwill recognized from SCIO's acquisition is not deductible for tax purposes. The goodwill has been assigned to our Analytics reportable segment based upon the Company’s assessment of nature of services rendered by SCIO.
Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	TT&L	F&A	All Other	Analytics	Total
Balance at January 1, 2018	$38,333	$35,233	$13,679	$48,372	$5,326	$63,538	$204,481
Acquisitions	—	—	—	—	—	163,751	163,751
Measurement period adjustments	—	(1,728)	—	—	—	—	(1,728)
Currency translation adjustments	(130)	—	(982)	(1,179)	—	—	(2,291)
Impairment charges	—	(14,229)	—	—	—	—	(14,229)
Balance at December 31, 2018	$38,203	$19,276	$12,697	$47,193	$5,326	$227,289	$349,984
Currency translation adjustments	73	—	(240)	(288)	—	—	(455)
Balance at December 31, 2019	$38,276	$19,276	$12,457	$46,905	$5,326	$227,289	$349,529

During the fourth quarter of 2019, the Company performed its annual impairment test of goodwill for those reporting units that had goodwill recorded. Key assumptions used in determining the fair value of the Company’s reporting units was a long-term revenue growth rate in the terminal year of 3.0% and discount rates ranging from 9.0% to 11.0%. Based on the results, the fair value of each of the Company’s reporting units exceeded their carrying value and the Company’s goodwill was not impaired. However, for the SCIO reporting unit within the Analytics reportable segment, the fair value was not substantially in excess of its carrying value. The SCIO reporting unit was formed as a result of the SCIO acquisition in July 2018 and its fair value was set at the time of acquisition. As of December 31, 2019, the goodwill associated with the SCIO reporting unit was $163,751, representing approximately 47.0% of the Company’s total goodwill, and the percentage by which the fair value of the SCIO reporting unit exceeded the carrying value as of the date of the most recent annual impairment test was approximately 10.0%. While the goodwill of this reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain assumptions. For example, the fair value could be adversely affected and may result in an impairment of goodwill if this reporting unit is not able to expand its existing customer relationships, win new clients, improve profitability, the estimated cash flows are discounted at a higher risk-adjusted rate, or the market multiples decreases. The Company also believes that it is possible that its actual revenue growth rates could be higher than the long-term revenue growth rates used in the impairment test due to a number of factors, including (i) continued demand for the Company’s reimbursement and care optimization services to help clients identify overpayments and enhance their claims payment accuracy, and (ii) the Company’s ability to offer integrated solutions by leveraging technology platforms, digital, customizable and configurable analytics to deliver better business outcomes for its clients. The Company believes that its discount rate utilized is appropriate to use for its future cash flow assumptions considering current market conditions. However, keeping all other variables constant, a further 50 basis points increase in discount rate will decrease the percentage by which the fair value exceeds the carrying value of the SCIO reporting unit to 6.0%. The Company continues to monitor the cash flows of the SCIO reporting unit for changes in the business environment that could impact recoverability.

The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. There can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. These estimates and judgements may not be within the control of the Company and accordingly it is reasonably possible that the judgments and estimates described above could change in future periods.

During the fourth quarter of 2018, the Company performed its annual impairment test of goodwill for all its reporting units. Based on the results, the fair values of each of the Company’s reporting units exceeded their carrying values except for the Health Integrated reporting unit, within the Healthcare operating segment. The primary factors contributing to a reduction in the fair value of the Health Integrated reporting unit were: (i) revenues and profitability in 2018 were significantly lower than the Company’s budget; and (ii) significant changes to the Company's estimated future cash flows and long-term growth assumptions for the Health

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Integrated reporting unit driven by loss of customer contracts, cost pressures and the Company’s most recent views of the long-term outlook for the Health Integrated business. As a result of this analysis, the Company recognized a goodwill impairment charge of $14,229 during the fourth quarter to write down the carrying value of Health Integrated’s goodwill to its fair value of $nil as of December 31, 2018. This impairment charge was recorded in the consolidated statements of income under "Impairment and restructuring charges"

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$97,602	$(43,330)	$—	$54,272
Developed technology	26,976	(10,687)	—	16,289
Trade names and trademarks	5,100	(2,579)	—	2,521
	$129,678	$(56,596)	$—	$73,082
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$—	$900
Total intangible assets	$130,578	$(56,596)	$—	$73,982

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$129,790	$(56,367)	$(5,549)	$67,874
Leasehold benefits	2,644	(2,567)	—	77
Developed technology	37,154	(14,653)	—	22,501
Non-compete agreements	2,045	(1,937)	—	108
Trade names and trademarks	9,639	(5,326)	(278)	4,035
	$181,272	$(80,850)	$(5,827)	$94,595
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$—	$900
Total intangible assets	$182,172	$(80,850)	$(5,827)	$95,495

The amortization expense for the year is as follows:

	Year ended December 31,
	2019	2018	2017
Amortization expense	$21,558	$20,377	$13,975

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

impairment charge was recorded to the extent that carrying value exceeded estimated fair value. This impairment charge was recorded in the consolidated statements of income under "Impairment and restructuring charges". Subsequent to the impairment test, Health Integrated reporting unit’s customer relationships and trademarks intangibles assets were reduced to $nil as of December 31, 2018.

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	7.66
Developed technology	3.64
Trade names and trademarks (Finite lived)	2.38

Estimated future amortization expense related to intangible assets as of December 31, 2019 is as follows:
2020	$14,458
2021	12,753
2022	11,335
2023	9,046
2024	6,704
2025 and thereafter	18,786
Total	$73,082

11. Other Current Assets
Other current assets consist of the following:

	As of
	December 31, 2019	December 31, 2018
Derivative instruments	$4,076	$4,059
Advances to suppliers	1,581	2,910
Receivables from statutory authorities	12,608	14,145
Contract assets	1,414	1,201
Deferred contract fulfillment costs	1,673	1,236
Others	3,242	4,689
Other current assets	$24,594	$28,240

12. Other Assets
Other assets consist of the following:

	As of
	December 31, 2019	December 31, 2018
Lease deposits	$9,983	$8,891
Derivative instruments	3,433	1,971
Deposits with statutory authorities	6,252	6,273
Term deposits	1,983	315
Contract assets	3,977	4,244
Deferred contract fulfillment costs	5,582	2,815
Others	4,806	6,506
Other assets	$36,016	$31,015

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	December 31, 2019	December 31, 2018
Accrued expenses	$53,139	$44,711
Derivative instruments	1,783	3,204
Client liabilities	6,378	6,933
Other current liabilities	9,723	9,321
Accrued expenses and other current liabilities	$71,023	$64,169

14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	December 31, 2019	December 31, 2018
Derivative instruments	$1,250	$3,075
Unrecognized tax benefits	1,047	804
Deferred rent	—	7,834
Retirement benefits	6,517	3,616
Deferred transition revenue	1,911	945
Others	987	247
Other non-current liabilities	$11,712	$16,521

15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. Changes in the fair values of these foreign currency exchange contracts are recognized in AOCI on the Company's consolidated balance sheets until the settlement of those contracts. The balances as of December 31, 2019 and 2018 are as follows:

	As of
	December 31, 2019	December 31, 2018
Cumulative foreign currency translation loss	$(87,591)	$(84,105)
Unrealized gain/(loss) on cash flow hedges	4,604	(218)
Retirement benefits	(1,780)	918
Income tax expense relating to above (1)	(125)	(62)
Accumulated other comprehensive loss	$(84,892)	$(83,467)

(1) These are income tax expense recognized on cash flow hedges and retirement benefits. Refer to Note 22 to the consolidated financial statements.

16. Fair Value Measurements
ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820") defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability as against assumptions specific to the

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.
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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2019 and 2018.

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$166,330	$—	$—	$166,330
Derivative financial instruments	—	7,509	—	7,509
Total	$166,330	$7,509	$—	$173,839
Liabilities
Derivative financial instruments	$—	$3,033	$—	$3,033
Total	$—	$3,033	$—	$3,033

As of December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$142,408	$—	$—	$142,408
Derivative financial instruments	—	6,030	—	6,030
Total	$142,408	$6,030	$—	$148,438
Liabilities
Derivative financial instruments	$—	$6,279	$—	$6,279
Total	$—	$6,279	$—	$6,279

* Represents those short-term investments which are carried at the fair value option under ASC 825 "Financial Instruments" as of December 31, 2019 and 2018.
Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer to Note 17 to the consolidated financial statements for further details.
Financial instruments not carried at fair value:

The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents, short-term investments (except investment in mutual funds, as disclosed above), restricted cash, accounts receivable, accounts payable, and accrued expenses for which fair values approximate their carrying amounts due to their short-term nature. The carrying value of the Company’s outstanding revolver credit approximates its fair value because the Company’s interest rate yield is near current

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

market rates for comparable debt instruments. Lease obligations are recognized based on the present value of lease payments over the lease term which approximates fair value
Convertible Senior Notes:
The total estimated fair value of the convertible senior notes as of December 31, 2019 and 2018 was $149,934 and $130,510, respectively. The fair value was determined based on the market yields for similar Notes as of December 31, 2019 and 2018, respectively. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.
Non-recurring fair value measurements of assets:
Non-recurring fair value measurements include impairment tests conducted by the Company during the year ended December 31, 2019 of its long-lived assets and ROU assets related to its Health Integrated business. The fair value determination for ROU assets was based on third party quotes, which are Level 2 inputs, and for other long-lived assets, it was based on Company’s internal assessment, which are Level 3 inputs. During the year ended December 31, 2019, the Company recognized impairment charges on and long-lived assets and ROU assets to write down the carrying value to their fair values. Refer to Notes 9 and 21 to the consolidated financial statements for further details.
17. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $410,390 (including $4,300 of range forward contracts) as of December 31, 2019 and $362,435 (including $6,900 of range forward contracts) as of December 31, 2018.
Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of derivative financial instruments are recorded along with the underlying hedged item in the same line of consolidated statements of income as either a part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, “Depreciation and amortization expense”, as applicable.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.
The Company estimates that approximately $2,421 of net derivative gains, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of December 31, 2019. At December 31, 2019, the maximum outstanding term of the cash flow hedges was 45 months.
The Company enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $124,045, GBP 10,843 and EUR 1,289 as of December 31, 2019 and amounted to $125,503, GBP 15,616 and EUR 512 as of December 31, 2018.
The Company also uses forward contracts designated as net investment hedges to hedge foreign currency risks related to the Company's investment in foreign subsidiaries. Gains and losses on these forward contracts are recognized in AOCI as part of the foreign currency translation adjustment.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	December 31, 2019	December 31, 2018
Other current assets	$3,945	$4,022
Other assets	$3,433	$1,971
Accrued expenses and other current liabilities	$1,524	$3,137
Other non-current liabilities	$1,250	$3,075

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	December 31, 2019	December 31, 2018
Other current assets	$131	$37
Accrued expenses and other current liabilities	$259	$67

The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income and accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
Forward Exchange Contracts:	2019	2018	2017
Unrealized gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$8,773	$(13,919)	$19,802

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$3,306	$(3,224)	$5,056

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments:

	Year ended December 31,
	2019		2018		2017
	As per consolidated statements of income	Gain on foreign currency exchange contracts	As per consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per consolidated statements of income	Gain on foreign currency exchange contracts
Cash flow hedging relationships
Location in consolidated statements of income where gain was reclassed from AOCI

Cost of revenues	$655,490	$3,269	$584,855	$2,481	$495,142	$5,465
General and administrative expenses	$126,909	$424	$116,202	$443	$102,515	$960
Selling and marketing expenses	$71,842	$46	$63,612	$44	$53,379	$103
Depreciation and amortization expense	$51,981	$212	$48,566	$181	$38,549	$371
		$3,951		$3,149		$6,899

Derivatives not designated as hedging instruments
Location in consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$3,752	$3,306	$4,787	$(3,224)	$2,839	$5,056
	$3,752	$3,306	$4,787	$(3,224)	$2,839	$5,056

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Effect of net investment hedges on accumulated other comprehensive loss:

	Year ended December 31,
	Amount of (loss) recognized in AOCI
Net investment hedging relationships	2019	2018	2017
Foreign exchange contracts	$(580)	$—	$—
	$(580)	$—	$—

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
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBOR rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee which is also tied to the Company’s total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 4.0% per annum and 3.4% per annum, respectively, during the years ended December 31, 2019 and 2018.
Obligations under the Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement contains a covenant to not permit the interest coverage ratio (the ratio of EBITDA to cash interest expense) or the total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $50,000 to EBITDA) for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of December 31, 2019, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.

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
As of December 31, 2019, the Company had outstanding indebtedness under the credit facility of $99,000 of which $40,000 is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $59,000 is included under “long-term borrowings, less current portion” in the consolidated balance sheets. As of December 31, 2018, the Company had an outstanding indebtedness under the credit facility of $150,000, of which $20,000 was

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

included under “current portion of long-term borrowings,” and the balance of $130,000 was included under “long-term borrowings, less current portion” in the consolidated balance sheets.
The Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the credit facility. The unamortized debt issuance costs as of December 31, 2019 and 2018 was $748 and $1,006, respectively and is included under “other current assets” and “other assets” in the consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 in an aggregate principal amount of 3.50% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the year ended December 31, 2019 and 2018, the Company recognized interest expense of $5,206 and $1,313, respectively, on the Notes. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per one thousand dollar principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require that the Company to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Company may redeem the principal amount of the Notes, at its option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the Company’s exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption).The Company may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company used the proceeds from the issuance of the Notes to repay $150,000 of its outstanding borrowings under the Credit Facility.
The net proceeds from the issuance of the Notes were approximately $149,000, after deducting debt issuance costs of $1,000 and offering expenses of approximately $442 paid by the Company. These transaction and debt issuance costs were allocated between the liability and equity components based on their relative values. The transaction costs and debt issuance costs allocated to the liability and equity components were $1,279 and $163, respectively. The debt issuance costs allocated to the liability component are deferred and amortized as an adjustment to interest expense over the term of the Notes. The unamortized debt issuance costs is presented as a direct reduction from the Notes in the consolidated balance sheets. The unamortized debt issuance costs as of December 31, 2019 and 2018 was $1,018 and $1,127, respectively.
The Company accounted for the liability and equity components of the Notes separately to reflect its non-convertible debt borrowing rate. The estimated fair value of the liability component at issuance of $133,077 was determined using a discounted cash flow technique, which considered debt issuances with similar features of the Company’s debt, excluding the conversion feature. The resulting effective interest rate for the Notes was 5.75% per annum. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $16,923 was allocated to the conversion feature (equity component, recorded as additional paid-in capital) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. The discount is being amortized to interest expense over a six-year period ending October 1, 2024 (the expected life of the liability component) using the effective interest method. During the year ended December 31, 2019 and 2018, the Company amortized $2,472 and $600 respectively of the discount to interest expense, on the Notes. The unamortized debt discount on the Notes as of December 31, 2019 and 2018 was $13,851 and $16,323, respectively.
Borrowings also includes structured payables which are in the nature of debt, amounting to $867 and $2,114 as of December 31, 2019 and 2018, respectively, of which $867 and $1,423 is included under “current portion of long-term borrowings”, $nil and $691, respectively, included under “long-term borrowings, less current portion ” in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Future principal payments/maturities for all of the Company's borrowings as of December 31, 2019 were as follows:

	Notes	Revolver Credit	Structured Payables	Total
2020	$—	$40,000	$867	$40,867
2021	—	40,000	—	40,000
2022	—	19,000	—	19,000
2023	—	—	—	—
2024	150,000	—	—	150,000
Total	$150,000	$99,000	$867	$249,867

Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of December 31, 2019 and 2018, the Company had outstanding letters of credit of $461 and $nil, respectively, that were not recognized in the consolidated balance sheets.

19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the year ended December 31, 2019 and 2018, the Company purchased 23,859 and 51,446 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $1,490 and $3,122, respectively. The weighted average purchase price per share of $62.47 and $60.68, respectively, was the closing price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
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
On December 16, 2019, the Company’s Board of Directors authorized a $200,000 common stock repurchase program beginning January 1, 2020 through December 31, 2022. The shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant.
During the year ended December 31, 2019, the Company purchased 643,486 shares of its common stock for an aggregate purchase price of approximately $39,874, including commissions, representing an average purchase price per share of $61.96 under the 2017 Repurchase Program.
During the year ended December 31, 2018, the Company purchased 674,604 shares of its common stock for an aggregate purchase price of approximately $39,987, including commissions, representing an average purchase price per share of $59.27 under 2017 Repurchase Program.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Repurchased shares have been recorded as treasury shares and will be held until the Board of Directors designates that these shares be retired or used for other purposes.
Dividends
The Company has not paid or declared any cash dividends on its common stock during the years ended December 31, 2019, 2018 and 2017. The Company’s line of credit with a bank could restrict, or its terms of the Notes could impair, the Company’s ability to declare or make any dividends or similar distributions.

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
The benefit obligation has been measured as of December 31, 2019. The following table sets forth the activity and the funded status of the Gratuity Plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

	2019	2018
Change in projected benefit obligation:
Projected benefit obligation as of January 1	$11,044	$10,305
Business acquisition	—	326
Service cost	1,953	1,735
Interest cost	875	714
Benefits paid	(960)	(1,066)
Actuarial loss/(gain)	2,577	(134)
Effect of exchange rate changes	(178)	(836)
Projected benefit obligation as of December 31	$15,311	$11,044
Unfunded amount-non-current	$6,517	$3,616
Unfunded amount-current	10	8
Total accrued liability	$6,527	$3,624
Accumulated benefit obligation	$10,743	$7,239

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Components of net periodic benefit costs:

	Year ended December 31,
	2019	2018	2017
Service cost	$1,953	$1,735	$1,933
Interest cost	875	714	645
Expected return on plan assets	(568)	(514)	(401)
Amortization of actuarial (gain)/loss	(159)	(153)	256
Net periodic benefit cost	$2,101	$1,782	$2,433

The components of accumulated other comprehensive (loss)/gain, excluding tax effects, as of December 31, 2019, 2018 and 2017 are as follows:

	December 31,
	2019	2018	2017
Net actuarial (loss)/gain	$(1,762)	$940	$697
Net prior service cost	(18)	(22)	(8)
Accumulated other comprehensive (loss)/gain, excluding tax effects	$(1,780)	$918	$689

The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost over the next fiscal year is $558.
The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost are:

	December 31,
	2019	2018	2017
Discount rate	6.5%	7.5%	7.0%
Rate of increase in compensation levels	6.0%	8.2%	9.1%
Expected long term rate of return on plan assets per annum	7.5%	7.3%	8.3%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are based on current market yields on government securities adjusted for a suitable risk premium.

Expected benefit payments during the year ending December 31,
2020	$2,408
2021	$2,234
2022	$1,969
2023	$1,812
2024	$1,563
2025 to 2029	$5,712

The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employee's gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. They calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. Fund managers manage these funds on a cash accumulation basis and declare interest retrospectively on March 31 of each year. The Company earned a return of approximately 7.5% per annum on these Gratuity Plans for the year ended December 31, 2019.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Change in Plan Assets
Plan assets at January 1, 2018	$6,915
Business acquisition	231
Actual return	779
Employer contribution	1,175
Benefits paid*	(1,059)
Effect of exchange rate changes	(621)
Plan assets at December 31, 2018	$7,420
Actual return	606
Employer contribution	1,905
Benefits paid*	(957)
Effect of exchange rate changes	(190)
Plan assets at December 31, 2019	$8,784

* Benefits payments were substantially made through the plan assets during the year ended December 31, 2019 and 2018.
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. The Company accrued for contributions to the 401(k) Plans of $3,617, $3,423 and $2,709 during the years ended December 31, 2019, 2018 and 2017, respectively.
During the years ended December 31, 2019, 2018 and 2017, the Company contributed $10,395, $7,614 and $7,116 respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Romania, the Czech Republic, South Africa, Colombia, and Singapore.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Supplemental balance sheet information

As of
December 31, 2019
Operating Lease
Operating lease right-of-use assets	$86,396

Operating lease liabilities - Current	$24,148
Operating lease liabilities - Non-current	74,709
Total operating lease liabilities	$98,857

Finance Lease
Property and equipment, gross	$1,757
Accumulated depreciation	(1,120)
Property and equipment, net	$637

Finance lease liabilities - Current	$253
Finance lease liabilities - Non-current	430
Total finance lease liabilities	$683

During the year ended December 31, 2019, the Company performed an impairment test of its long-lived assets related to its Health Integrated business. Based on the results, the operating lease right-of-use assets carrying value exceeded its fair value. The primary factor contributing to a reduction in the fair value is the wind down of the Health Integrated business, due to an anticipated reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized an impairment charge of $1,449 during year ended December 31, 2019, to write down the carrying value of operating lease right-of-use assets to its fair value. This impairment charge was recorded in the consolidated statements of income under "Impairment and restructuring charges". Refer to Note 24 to the consolidated financial statements for further details.
The components of lease cost, which are included in the Company's consolidated statements of income, are as follows:

Lease cost	Year ended December 31, 2019
Finance lease:
Amortization of right-of-use assets	$255
Interest on lease liabilities	93
Operating lease(a)	27,335
Sublease income	(146)
Total lease cost	$27,537

Operating lease cost for leases classified as such under Topic 840 for the years ended December 31, 2018, and 2017 was $25,573 and $24,015, respectively.
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Supplemental cash flow and other information related to leases are as follows:

Year ended December 31, 2019
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$24,813
Operating cash outflows for finance leases	$93
Financing cash outflows for finance leases	$336
Right-of-use assets obtained in exchange for new operating lease liabilities	$36,473
Right-of-use assets obtained in exchange for new finance lease liabilities	$506
Weighted-average remaining lease term
Finance lease	2.3 years
Operating lease	6.0 years
Weighted-average discount rate
Finance lease	9.9%
Operating lease	7.6%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, applicable to the respective geographies where the leases were entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.
As of December 31, 2019, the Company has entered into an operating lease for a facility that has not yet commenced with lease liability of approximately $11,900. This operating lease will commence in January 2020 and has a lease term of 15 years.
Maturities of lease liabilities as of December 31, 2019 are as follows:

	Operating Leases	Finance Leases
2020	$26,932	$325
2021	23,783	251
2022	21,526	157
2023	19,381	86
2024	14,865	22
2025 and thereafter	23,983	—
Total lease payments	$130,470	$841
Less: Imputed interest	31,613	158
Present value of lease liabilities	$98,857	$683

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Maturities of minimum lease payments as of December 31, 2018 are as follows:

During the next twelve months ending December 31,	Operating Leases	Capital Leases
2019	$23,431	$283
2020	20,039	163
2021	16,924	120
2022	14,804	58
2023	12,859	49
2024	11,114	—
2025 and thereafter	15,000	—
Total minimum lease payment	$114,171	$673
Less: imputed interest	NA	135
Present value of minimum lease payments	NA	538
Less: current portion	NA	223
Long term capital lease obligation	NA	$315

22. Income Taxes
The components of income before income taxes consist of the following:

	Year ended December 31,
	2019	2018	2017
Domestic	$(16,685)	$(24,442)	$4,626
Foreign	99,785	84,812	80,408
	$83,100	$60,370	$85,034

The income tax expense consists of the following:

	Year ended December 31,
	2019	2018	2017
Current provision/(benefit):
Domestic	$10,823	$(13,249)	$17,407
Foreign	16,694	17,271	18,008
	$27,517	$4,022	$35,415
Deferred provision/(benefit):
Domestic	$(13,912)	$(1,999)	$2,618
Foreign	1,567	1,374	(1,887)
	$(12,345)	$(625)	$731
Income tax expense	$15,172	$3,397	$36,146

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Income taxes recognized in other comprehensive income are as follows:

	Year ended December 31,
	2019	2018	2017
Deferred taxes (expense)/benefit :
Unrealized gain/(loss) on cash flow hedges	$(391)	$4,803	$(3,711)
Retirement benefits	328	(21)	(268)
Total Income tax (expense)/benefit recognized in other comprehensive income	$(63)	$4,782	$(3,979)

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	Year ended December 31,
	2019	2018	2017
Expected tax expense	$17,451	$12,678	$29,762
Change in valuation allowance	—	—	(21)
Impact of tax holiday	(5,920)	(5,448)	(4,396)
Foreign tax rate differential	1,660	5,014	(2,616)
Deferred tax provision/(benefit)	3,026	(3,915)	(1,887)
Unrecognized tax benefits and interest	174	(88)	(3,905)
State taxes, net of Federal taxes	2,137	2,201	339
Non-deductible expenses	1,329	3,066	825
US Tax Reform Act impact	—	176	29,185
Excess tax benefit on stock-based compensation	(2,306)	(7,227)	(9,797)
Research & Development credit	(1,650)	(1,500)	(844)
Prior period items	(143)	(1,466)	—
Others	(586)	(94)	(499)
Tax expense	$15,172	$3,397	$36,146

The Company recorded income tax expense of $15,172 and $3,397 for the year ended December 31, 2019 and 2018, respectively. The effective tax rate increased from 5.6% during the year ended December 31, 2018 to 18.3% during the year ended December 31, 2019 primarily as a result of: (i) recording of a one-time tax benefit of $6,274 with respect to unused 2018 foreign branch income tax credits under the Internal Revenue Code of 1986, as amended, during the year ended December 31, 2018, (ii) recording of higher excess tax benefits related to stock awards of $7,227 pursuant to ASU No. 2016-09 during the year ended December 31, 2018 compared to $2,306 during the year ended December 31, 2019, (iii) lower tax expense of $3,072 on account of impairment and restructuring charges recorded during the year ended December 31, 2018 compared to $888 during the year ended December 31, 2019, partially offset by (iv) higher tax exemptions/incentives and a lower tax rate for qualifying Indian subsidiaries due to a change in legislation during the year ended December 31, 2019.

During the year 2018, the Company made an election to change the tax status of most of its controlled foreign corporations (“CFC”) to disregarded entities for U.S. income tax purposes. As a result, the Company no longer has undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (“PTI”) which may be subject to withholding taxes and currency gains or losses upon repatriation. The Company presently does not intend to distribute its PTI and has not recorded any deferred taxes related to its investment in foreign subsidiaries. If, in the future, the Company changes its present intention regarding the distribution of PTI, additional taxes may be required and would be recorded in the period the intention changes. The Company has adopted an accounting policy to treat Global Intangible Low-Taxed Income (“GILTI”) as a period cost.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Certain operations centers in India, which were established in Special Economic Zones (“SEZs”), are eligible for tax incentives until 2025. These operations centers are eligible for a 100% income tax exemption for first 5 years of operations and 50% exemption for a period of 5 years thereafter.
In 2019, the Government of India introduced a new tax regime for certain Indian companies by enacting the Taxation Laws (Amendment) Act, 2019. The new tax regime is optional and provides for a lower tax rate for Indian companies, subject to certain conditions which among other things includes not availing of specified exemptions or incentives. Some of the Indian subsidiaries have opted for the new tax regime to obtain the benefit of a lower tax rate.
The Company has also benefitted from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for few of our centers in 2014, 2016, 2018 and in 2019 and will expire for other centers by year 2022, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate, which is currently 5.0% on gross income.
The diluted earnings per share effect of the tax holiday is $0.17, $0.16 and $0.13 for the years ended December 31, 2019, 2018 and 2017, respectively.
The components of the deferred tax balances as of December 31, 2019 and 2018 are as follows:

	As of
	December 31, 2019	December 31, 2018
Deferred tax assets:
Depreciation and amortization expense	$12,319	$3,731
Stock-based compensation	9,313	8,614
Accrued employee costs and other expenses	9,805	3,596
Net operating loss carry forward	2,896	1,113
Unrealized exchange loss	1,136	6,671
Deferred rent	4,503	2,255
Others	745	1,380
	$40,717	$27,360
Valuation allowance	(202)	(99)
Deferred tax assets	$40,515	$27,261

Deferred tax liabilities:
Unrealized exchange gain	$505	$115
Intangible assets	20,696	19,289
Unamortized discount on convertible senior notes	3,395	4,105
Others	5,030	5,595
Deferred tax liabilities	$29,626	$29,104
Net deferred tax assets/(liabilities)	$10,889	$(1,843)

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At December 31, 2019 and 2018, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic and foreign entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on certain net operating loss carry forwards. Accordingly, the Company had recorded a valuation allowance of $202 and $20 as of December 31, 2019 and 2018, respectively. The Company also recorded a valuation allowance of $nil and $79 related to the tax credit carry forward as of December 31, 2019 and 2018, respectively.
The Company in connection with its recent acquisitions has acquired federal and state net operating losses in the United States. As of December 31, 2019 and 2018, the Company has federal net operating loss carry forward of $nil and $444, respectively, which expire through various years until 2032. The Company’s federal net operating losses carry forward are subject to certain

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

annual utilization limitations under Section 382 of the Code. The Company also has state and local net operating losses carry forwards of varying amounts, which are subject to limitations under the applicable rules and regulations of those taxing jurisdictions. The Company estimates that it will be able to utilize substantially all of the losses before their expiration.
The Company’s income tax expense also includes the impact of provisions established for uncertain income tax positions determined in accordance with ASC 740. Tax exposures can involve complex issues and may require an extended resolution period. Although the Company believes that it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the income tax expense in the period in which such determination is made.
The following table summarizes the activity related to the unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Balance as of January 1	$804	$824	$3,087
Increases related to prior year tax positions	69	—	—
Decreases related to prior year tax positions	(156)	(320)	(2,520)
Increases related to current year tax positions	330	300	169
Effect of exchange rate changes	—	—	88
Balance as of December 31	$1,047	$804	$824

The unrecognized tax benefits as of December 31, 2019 of $1,047, if recognized, would impact the effective tax rate.
The Company has not recognized any interest in each of the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, the Company has not accrued interest and penalties relating to unrecognized tax benefits.
23. Stock Based Compensation

On June 15, 2018, at the Company’s 2018 Annual Meeting of Stockholders, the Company's stockholders approved the 2018 Plan, which replaced and superseded the 2015 Plan, which was an amendment and restatement of the Company’s 2006 Omnibus Award Plan to, among other things, reserves 3,175,000 shares of the Company’s common stock for grants of awards under the 2018 Plan. As of December 31, 2019, the Company had 2,785,763 shares available for grant under the 2018 Plan (includes 99,378 shares against vested performance-based restricted stock units for which the underlying common stock was issued subsequent to December 31, 2019).
Under the 2018 Plan, the Compensation Committee (the “Committee”) may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance based compensation awards (including cash bonus awards and market condition based awards) or any combination of the foregoing.
The Committee determines which employees are eligible to receive the equity awards, the number of equity awards to be granted, the exercise price, the vesting period and the exercise period. The vesting period for the equity award issued is determined on the date of the grant and is non-transferable during the life of the equity award. The majority of options expire ten years from the date of grant. The equity awards of the type restricted stock units generally vest proportionally over a period of four years from the date of grant, unless specified otherwise.
The Company applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock based compensation, using the modified prospective method of transition. Under the provisions of this guidance, the estimated fair value of stock-based awards granted under stock incentive plans is recognized as compensation expense based on straight-line method over the vesting period.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

The following costs related to the Company’s stock-based compensation plan are included in the consolidated statements of income:

	Year ended December 31,
	2019	2018	2017
Cost of revenues	$5,895	$4,924	$4,600
General and administrative expenses	10,012	10,371	10,363
Selling and marketing expenses	10,163	8,606	8,078
Total	$26,070	$23,901	$23,041

Stock Options
The fair value of each stock option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model.
The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. All stock-based payment awards are amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company accounts for the forfeitures as and when the actual forfeitures occur.
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2018	162,475	$20.21	$5,267	2.24
Granted	—	—	—	—
Exercised	(64,314)	15.33	3,187	—
Forfeited	—	—	—	—
Outstanding at December 31, 2019	98,161	$23.39	$4,522	1.86
Vested and exercisable at December 31, 2019	98,161	$23.39	$4,522	1.86

The unrecognized compensation cost for unvested options as of December 31, 2019 is $nil. The Company did not grant any options during the years ended December 31, 2019, 2018 and 2017. The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $3,187, $4,446 and $23,027, respectively.
The following table summarizes the status of the Company’s stock options outstanding, vested and exercisable at December 31, 2019:

	Options Outstanding, Vested and Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Price
$15.00 to $21.00	14,893	$18.89
$21.01 to $28.00	83,268	$24.20
Total	98,161	$23.39

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
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
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Fair Value	Number	Weighted- Average Fair Value
Outstanding at December 31, 2018**	103,623	$42.68	953,578	$51.81
Granted	—	—	512,598	64.29
Vested*	(76,239)	40.51	(400,497)	47.43
Forfeited	—	—	(151,386)	58.52
Outstanding at December 31, 2019**	27,384	$48.72	914,293	$59.62

* Includes 10,318 and 9,641 restricted stock units vested during the years ended December 31, 2019 and 2018, respectively, for which the underlying common stock is yet to be issued.
** As of December 31, 2019 and 2018 restricted stock units vested for which the underlying common stock is yet to be issued are 166,071 and 155,753, respectively.
The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2019, unrecognized compensation cost of $39,886 is expected to be expensed over a weighted average period of 2.56 years. The weighted-average fair value of restricted stock and restricted stock units granted during the years ended December 31, 2019, 2018 and 2017 was $64.29, $60.64 and $48.02, respectively. The total grant date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $22,084, $19,865 and $19,430, respectively.
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. 50% of the PRSUs cliff vest at the end of a three-year period based on an aggregated revenue target for a three year period (“PUs”). The remaining 50% is based on a market condition (“MUs”) that is contingent on the Company's meeting the total shareholder return (“TSR”) relative to a group of peer companies specified under the program measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

The fair value of each PU is determined based on the market price of one common share on a day prior to the date of grant, and the associated stock compensation expense is calculated on the basis that performance targets at 100% are probable of being achieved. The stock compensation expense for the PUs is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued are adjusted upward or downward based upon the probability of achievement of the performance targets. The final number of shares issued and the related compensation cost recognized as an expense is based on a comparison of the final performance metrics to the specified targets.
The grant date fair value for the MUs is determined using a Monte Carlo simulation model and the related stock compensation expense is expensed on a straight-line basis over the vesting period. The stock compensation expense related to the MUs is recognized once the requisite performance period is fulfilled regardless of the extent of the market condition achieved.
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

•	The correlation coefficients are used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate the historical volatilities.
The fair value of each MU granted to employees is estimated on the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2019	2018	2017
Dividend yield	—	—	—
Expected life (years)	2.86	2.86	2.86
Risk free interest rate	2.46%	2.38%	1.40%
Volatility	20.52%	21.79%	23.78%

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Avg Fair Value	Number	Weighted Avg Fair Value
Outstanding at December 31, 2018	100,353	$54.07	100,336	$62.43
Granted	54,062	64.33	54,053	92.13
Adjustment upon final determination of level of performance goal achievement*	11,285	47.73	1,759	54.10
Vested	(54,456)	47.73	(44,922)	54.10
Forfeited	(23,559)	57.69	(23,556)	72.65
Outstanding at December 31, 2019	87,685	$62.54	87,670	$82.10

* Represents adjustment of shares vested in respect of PUs and MUs granted in February 2017 upon achievement of the performance targets for such awards for which the underlying common stock was issued subsequent to December 31, 2019.
As of December 31, 2019, unrecognized compensation cost of $7,751 is expected to be expensed over a weighted average period of 1.71 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

24. Impairment and Restructuring Charges

On December 31, 2019, the Company completed substantially the previously announced wind down of the operations of the Health Integrated business, which is reported within the Healthcare reportable segment. The operating results of this business were significantly below the Company's estimates and actual cash flows were impacted due to loss of customer contracts and cost pressures, and the Company incurred losses from this business. The commencement of the process of winding down the Health Integrated business was previously disclosed by the Company in the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 4, 2019 as amended by a Current Report on Form 8-K/A filed with the SEC on July 16, 2019. In connection with the wind down process, the Company recorded pre-tax costs in the consolidated statements of income under “Impairment and restructuring charges”.

The following table summarizes the activity related to the restructuring costs incurred and paid for the wind down during the year ended December 31, 2019:

	Contract Termination Costs	Employee-Related Costs	Other Associated Costs	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Costs incurred during the year	2,597	1,375	1,072	5,044
Payments during the year	(1,000)	(269)	(701)	(1,970)
Balance as of December 31, 2019	$1,597	$1,106	$371	$3,074

Additionally, the Company recognized impairment of ROU assets and long-lived assets of $3,627 during the year ended December 31, 2019 in the consolidated statements of income under "Impairment and restructuring charges".

25. Related Party Disclosures
On October 1, 2018, the Company entered into the Investment Agreement with the Purchaser relating to the issuance to the Purchaser of $150,000 aggregate principal amount of the Notes. In connection with the investment, Vikram S. Pandit, Chairman and CEO of The Orogen Group LLC (an affiliate of the Purchaser), was appointed to Company’s Board of Directors.
The Company had outstanding Notes with a principal amount of $150,000 as of December 31, 2019 and 2018, and interest accrued of $1,313 each as of December 31, 2019 and 2018, related to the Investment Agreement. Refer to Note 18 to the consolidated financial statements for details.
The Company provides consulting services to PharmaCord, LLC. One of the Company’s directors, Nitin Sahney, is the member-manager and chief executive officer of PharmaCord, LLC. The Company recognized revenue of $nil, $225 and $1,748 for the years ended December 31, 2019, 2018 and 2017, respectively, for services provided.
As of December 31, 2019 and 2018, the Company had accounts receivable of $nil and $5, respectively, related to these services.

26. Commitments and Contingencies
Capital Commitments
At December 31, 2019 and 2018, the Company has committed to spend approximately $6,500 and $6,300, respectively under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in consolidated balance sheets as property and equipment.
Other Commitments
Certain units of the Company’s Indian subsidiaries were established as 100% Export-Oriented units or under the Software Technology Parks of India (“STPI”) or Special Economic Zone (“SEZ”) scheme promulgated by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Company has undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores and spares consumed duty free, in the event that certain terms and conditions are not fulfilled. The Company’s management believes, however, that these units have in the past satisfied and will continue to satisfy the required conditions.
The Company’s operations centers in the Philippines are registered with the Philippine Economic Zone Authority (“PEZA”). The registration provides the Company with certain fiscal incentives on the import of capital goods and local purchase of services and materials and requires ExlService Philippines, Inc. to meet certain performance and investment criteria. The Company’s management believes that these centers have in the past satisfied and will continue to satisfy the required criteria.
In March 2017, the Company was named as a defendant in a putative class action lawsuit filed in California, which challenged the classification of independent contractors. The parties participated in a mediation in early 2018. As the result of the mediation, a settlement was reached pursuant to which the Company agreed, without admission of wrongdoing, to pay a total of $2,400, of which $1,200 was paid in 2018 and the remainder was paid in 2019.
Contingencies
U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For the U.S., the Philippines and India, tax year 2016 and subsequent tax years remain open for examination by the tax authorities as of December 31, 2019.
The aggregate amount demanded by Income tax authorities (net of advance payments, if any) from the Company related to its transfer pricing issues for tax years 2003 to 2015 and its permanent establishment issues for tax years 2003 to 2007 as of December 31, 2019 and 2018 is $16,220 and $18,177, respectively, of which the Company has made payments and/or provided bank guarantees to the extent $8,108 and $8,171, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,252 and $6,273 as of December 31, 2019 and 2018, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,856 and $1,899 as of December 31, 2019 and 2018, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets.
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
During the quarter ended March 31, 2019, there was a judicial pronouncement in India with respect to defined contribution benefits payments interpreting certain statutory defined contribution obligations of employees and employers. Currently some of the Company's subsidiaries in India are undergoing assessment with the statutory authorities. As of the reporting date, it is unclear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation may result in a significant increase in contributions payable by the Company for past periods for certain of its India-based employees. There are numerous interpretative challenges concerning the retrospective application of the judgment. Due to such challenges and a lack of interpretive guidance, and based on legal advice, the Company believes it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make. Accordingly, the Company will re-evaluate the amount of a potential provision, if any, upon further developments.
From time to time, the Company and/or its present officers or directors, on individual basis, may be or have been, named as a defendant in litigation matters, including employment-related claims. The plaintiffs in those cases seek damages, including, where applicable, compensatory damages, punitive damages and attorney’s fees. With respect to pending litigation matters as of the reporting date, the Company believes that the damages amounts claimed in such cases are not meaningful indicators of the

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

potential liabilities of the Company, that these matters are without merit, and that the Company intends to vigorously defend each of them.
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

27. Impact of adoption of accounting guidance on prior year’s presentation and disclosures
Effective January 1, 2018, the Company adopted ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost. Accordingly, the Company retrospectively included only the service cost component of the net periodic benefit cost in the same line item or items on the consolidated statements of income as other compensation costs arising from services rendered by the respective employees during the period. The other components of net periodic benefit cost, which included interest cost, expected return on plan assets and amortization of actuarial gains/loss, were reclassified from “Cost of revenues”, “General and administrative expenses” and “Selling and marketing expenses” to “Other income, net”.
The effect of the adoption of ASU No. 2017-07 (Topic 715) on 2017 financial information is summarized as follows:

	Year ended December 31,
	2017
	Previously reported	As revised	Effect of change increase/(decrease)
Location in consolidated statements of income
Cost of revenues	$495,586	$495,142	$(444)
General and administrative expenses	$102,567	$102,515	$(52)
Selling and marketing expenses	$53,383	$53,379	$(4)
Other income, net	$11,859	$11,359	$(500)

	Year ended December 31,
	2017
	Cost of revenues previously reported	Cost of revenues as revised	Effect of change increase/(decrease)
Segment information (refer Note 3)
Insurance	$159,529	$159,433	$(96)
Healthcare	$49,483	$49,412	$(71)
TT&L	$41,409	$41,337	$(72)
F&A	$51,445	$51,362	$(83)
All Other	$56,697	$56,638	$(59)
Analytics	$137,023	$136,960	$(63)
Operating Expenses	$194,499	$194,443	$(56)
Foreign exchange gain, interest expense and other income, net	$12,809	$12,309	$(500)

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2019
(In thousands, except share and per share amounts)

Effective January 1, 2018, the Company adopted ASU 2016-18, Statements of Cash Flows (Topic 230), Restricted Cash. Accordingly, for 2017, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows.

The effect of the adoption of ASU No. 2016-18 (Topic 230) on 2017 financial information is summarized as follows:

	Year ended December 31,
	2017
	Previously reported	As revised	Effect of change increase/(decrease)
Consolidated statements of cash flows
Net cash provided by operating activities	$113,140	$113,159	$19
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$3,711	$3,935	$224
Net increase/(decrease) in cash, cash equivalents and restricted cash	$(126,360)	$(126,117)	$243
Cash, cash equivalents and restricted cash - beginning of year	$213,155	$220,394	$7,239
Cash, cash equivalents and restricted cash - end of year	$86,795	$94,277	$7,482