Form 10-Q
period 2020-03-31
ExlService Holdings, Inc.
filed 2020-05-07
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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

As of May 4, 2020, there were 34,316,121 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,874	$119,165
Short-term investments	142,539	202,238
Restricted cash	6,369	5,453
Accounts receivable, net	187,137	171,864
Prepaid expenses	11,776	13,246
Advance income tax, net	6,024	4,698
Other current assets	26,173	24,594
Total current assets	604,892	541,258
Property and equipment, net	90,513	79,142
Operating lease right-of-use assets	99,940	86,396
Restricted cash	2,291	2,426
Deferred tax assets, net	16,640	11,855
Intangible assets, net	69,734	73,982
Goodwill	348,076	349,529
Other assets	32,045	36,016
Investment in equity affiliate	3,128	2,484
Total assets	$1,267,259	$1,183,088
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,048	$6,564
Current portion of long-term borrowings	100,666	40,867
Deferred revenue	16,038	13,436
Accrued employee costs	28,937	71,626
Accrued expenses and other current liabilities	84,495	71,023
Current portion of operating lease liabilities	18,236	24,148
Income taxes payable, net	1,692	1,432
Current portion of finance lease liabilities	252	253
Total current liabilities	258,364	229,349
Long-term borrowings, less current portion	234,820	194,131
Operating lease liabilities, less current portion	93,707	74,709
Income taxes payable	1,790	1,790
Deferred tax liabilities, net	773	966
Finance lease liabilities, less current portion	380	430
Other non-current liabilities	21,521	11,712
Total liabilities	611,355	513,087
Commitments and contingencies (Refer to Note 24)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,813,775 shares issued and 34,315,996 shares outstanding as of March 31, 2020 and 38,480,654 shares issued and 34,185,241 shares outstanding as of December 31, 2019	39	39
Additional paid-in capital	396,939	391,240
Retained earnings	574,314	551,903
Accumulated other comprehensive loss	(113,104)	(84,892)
Total including shares held in treasury	858,188	858,290
Less: 4,497,779 shares as of March 31, 2020 and 4,295,413 shares as of December 31, 2019, held in treasury, at cost	(202,284)	(188,289)
Stockholders’ equity	655,904	670,001

Total equity	655,904	670,001
Total liabilities and stockholders’ equity	$1,267,259	$1,183,088
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2020	2019
Revenues, net	$245,990	$239,573
Cost of revenues(1)	162,656	157,240
Gross profit(1)	83,334	82,333
Operating expenses:
General and administrative expenses	28,941	32,531
Selling and marketing expenses	14,456	18,047
Depreciation and amortization expense	12,450	13,667
Impairment and restructuring charges	—	1,227
Total operating expenses	55,847	65,472
Income from operations	27,487	16,861
Foreign exchange gain, net	1,377	1,260
Interest expense	(3,072)	(3,582)
Other income, net	2,529	4,423
Income before income tax expense and earnings from equity affiliates	28,321	18,962
Income tax expense	5,855	4,200
Income before earnings from equity affiliates	22,466	14,762
Loss from equity-method investment	55	67
Net income attributable to ExlService Holdings, Inc. stockholders	$22,411	$14,695
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.65	$0.43
Diluted	$0.65	$0.42
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	34,401,565	34,374,815
Diluted	34,720,603	34,833,435

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2020	2019
Net income	$22,411	$14,695
Other comprehensive (loss)/income:
Unrealized (loss)/gain on cash flow hedges	(14,846)	5,937
Foreign currency translation (loss)/gain	(17,337)	2,680
Reclassification adjustments
Gain on cash flow hedges(1)	(929)	(671)
Retirement benefits(2)	101	(39)
Income tax benefit/(expense) relating to above(3)	4,799	(1,652)
Total other comprehensive (loss)/income	$(28,212)	$6,255
Total comprehensive (loss)/income	$(5,801)	$20,950

(1)
These are reclassified to net income and are included either in cost of revenues or operating expenses, as applicable in the unaudited consolidated statements of income. Refer to Note 16 to the unaudited consolidated financial statements.

(2)	These are reclassified to net income and are included in other income, net in the unaudited consolidated statements of income. Refer to Note 19 to the unaudited consolidated financial statements.

(3)	These are income tax benefit/(expense) recognized on cash flow hedges and retirement benefits. Refer to Note 21 to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended March 31, 2020 and 2019
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	38,480,654	$39	$391,240	$551,903	$(84,892)	(4,295,413)	$(188,289)	$670,001
Stock issued against stock-based compensation plans	333,121	—	921	—	—	—	—	921
Stock-based compensation	—	—	4,778	—	—	—	—	4,778
Acquisition of treasury stock	—	—	—	—	—	(202,366)	(13,995)	(13,995)
Other comprehensive loss	—	—	—	—	(28,212)	—	—	(28,212)
Net income	—	—	—	22,411	—	—	—	22,411
Balance as of March 31, 2020	38,813,775	$39	$396,939	$574,314	$(113,104)	(4,497,779)	$(202,284)	$655,904

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	37,850,544	$38	$364,179	$484,244	$(83,467)	(3,628,068)	$(146,925)	$250	$618,319
Stock issued against stock-based compensation plans	405,492	—	22	—	—	—	—	—	22
Stock-based compensation	—	—	6,956	—	—	—	—	—	6,956
Acquisition of treasury stock	—	—	—	—	—	(262,531)	(15,408)	—	(15,408)
Allocation of equity component related to issuance costs on convertible notes	—	—	(13)	—	—	—	—	—	(13)
Non-controlling interest	—	—	—	—	—	—	—	9	9
Other comprehensive loss	—	—	—	—	6,255	—	—	—	6,255
Net income	—	—	—	14,695	—	—	—	—	14,695
Balance as of March 31, 2019	38,256,036	$38	$371,144	$498,939	$(77,212)	(3,890,599)	$(162,333)	$259	$630,835

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$22,411	$14,695
Adjustments to reconcile net income to net cash (used for)/provided by operating activities:
Depreciation and amortization expense	12,472	13,724
Stock-based compensation expense	4,778	6,956
Amortization of operating lease right-of-use assets	6,853	7,017
Unrealized gain on short term investments	267	(3,185)
Unrealized foreign exchange (gain)/loss, net	(5,112)	127
Deferred income tax expense	3,539	1,049
Allowance for expected credit losses	195	298
Loss from equity-method investment	55	67
Amortization of non-cash interest expense related to convertible senior notes	635	600
Impairment charges	—	1,227
Others, net	(26)	(1,401)
Change in operating assets and liabilities:
Accounts receivable	(17,518)	(12,016)
Prepaid expenses and other current assets	(3,249)	591
Advance income tax, net	(1,109)	(2,099)
Other assets	925	388
Accounts payable	1,400	(1,159)
Deferred revenue	2,579	3,262
Accrued employee costs	(37,046)	(22,436)
Accrued expenses and other liabilities	972	5,837
Operating lease liabilities	(6,576)	(5,199)
Net cash (used for)/provided by operating activities	(13,555)	8,343

Cash flows from investing activities:
Purchases of property and equipment	(12,274)	(10,878)
Investment in equity affiliate	(700)	—
Purchase of investments	(23,830)	(47,683)
Proceeds from redemption of investments	72,844	21,361
Net cash provided by/(used for) investing activities	36,040	(37,200)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(67)	(137)
Proceeds from borrowings	110,000	46,000
Repayments of borrowings	(10,201)	(10,572)
Payment of debt issuance costs	—	(97)
Acquisition of treasury stock	(13,995)	(15,408)
Proceeds from exercise of stock options	921	22
Net cash provided by financing activities	86,658	19,808
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,653)	(455)
Net increase/(decrease) in cash, cash equivalents and restricted cash	106,490	(9,504)
Cash, cash equivalents and restricted cash at the beginning of the period	127,044	104,131
Cash, cash equivalents and restricted cash at the end of the period	$233,534	$94,627

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
2. Summary of Significant Accounting Policies
(a) Basis of Preparation and Principles of Consolidation

The unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Effective January 1, 2020, the Company made certain operational and structural changes to more closely integrate the Company’s businesses and to simplify its organizational structure. Under the new structure, the Company reports its financial performance based on new segments described in Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements. In conjunction with the new reporting structure, the Company has recast certain prior period amounts, wherever applicable, to conform to the way the Company internally manages and monitors segment performance. This change primarily impacted Note 3 - Segment and Geographical Information and Note 9 - Goodwill to the unaudited consolidated financial statements, with no impact on the unaudited consolidated balance sheets, statements of income, comprehensive (loss)/income, equity and cash flows.
(b) Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the unaudited consolidated financial statements include, but are not limited to, allowance for expected credit losses, expected recoverability from customers with contingent fee arrangements, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, assumptions used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate lease cost, depreciation and amortization periods, purchase price allocation, recoverability of long-lived assets including goodwill and intangibles, and estimated costs to complete fixed price contracts.

(c) Leases

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

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date for determining the present value of lease payments. Lease terms includes the effects of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately.

The Company accounts for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date.

On January 1, 2019, the date of initial application, the Company adopted Leases (Topic 842) using the modified retrospective method. The modified retrospective method provides a method of recognizing those leases which had not expired as of the date of adoption of January 1, 2019.

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

(d) Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (("Subtopic 715-20")): Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The adoption of this ASU is not expected to have any material effect on the Company’s consolidated financial statements.

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

interbank offered rates and LIBOR. The ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of this ASU.

(e) Recently Adopted Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new guidance replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost of the financial asset(s) so as to present the net carrying value at the amount expected to be collected on the financial asset. The Company adopted Topic 326 as of January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to its retained earnings. The adoption of the ASU had no impact to equity as of January 1, 2020 with a corresponding offset to accounts receivable. Further, the impact of adoption of this guidance did not have a material effect on the Company's accounting policies, processes, and systems. Refer to Note 4 to the unaudited consolidated financial statements for details.

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, by prescribing new disclosure requirements, and the elimination and modification of disclosure requirements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity was permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The early adoption of this ASU, effective January 1, 2020, did not have any material effect on the Company’s disclosures in the unaudited consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software ("Subtopic 350-40"): This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in FASB Accounting Standard Codification Subtopic 350-40 on internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU 2018-15 also provides guidance on amortization and impairment of any costs capitalized, along with new presentation and disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and adoption was allowed prospectively. The adoption of this ASU effective January 1, 2020 did not have any material effect on the Company’s unaudited consolidated financial statements.

In April 2019, FASB issued ASU No. 2019-04, Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments: Targeted Transition Relief (Topic 825). The amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. With respect to hedge accounting, the amendments address partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, among other things. With respect to recognizing and measuring financial instruments, the amendment in the ASU address the scope of the guidance, the requirement for remeasurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates. This ASU is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption was permitted. The adoption of this ASU did not have any material effect on the Company’s unaudited consolidated financial statements.

In May 2019, FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provides entities with the option to irrevocably elect the fair value option, on an instrument-by-instrument

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

basis in accordance with Subtopic 825-10, for certain financial instruments that are within the scope of Subtopic 326-20, upon adopting Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The amendments in this ASU provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. The Company adopted Topic 326 as of January 1, 2020, whereby no such fair value election was made, accordingly, the adoption of this ASU did not have any material effect on the Company’s unaudited consolidated financial statements.

3. Segment and Geographical Information

The Company operates in the BPM industry and is a provider of operations management and analytics services.

Effective January 1, 2020, the Company made certain operational and structural changes to more closely integrate its businesses and to simplify its organizational structure. The Company now manages and reports financial information through its four strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management will review financial information and make operating decisions. These business units will develop client-specific solutions, build capabilities, maintain a unified go-to-market approach and be integrally responsible for service delivery, customer satisfaction, growth and profitability. In line with the Company’s strategy of vertical integration and focus on domain expertise, the Company has integrated its Finance & Accounting and Consulting operating segments within each of the Insurance and Healthcare operating segments based on the corresponding industry-specific clients to whom those services are provided. Finance & Accounting and Consulting services to clients outside of the Insurance and Healthcare industries will now be part of the Company’s newly formed business unit and reportable segment Emerging Business. In addition, the Company integrated its former Travel, Transportation and Logistics, Banking and Financial Services, and Utilities operating segments under the Emerging Business unit to further leverage and optimize the operating scale in providing operations management services.

The Company’s new reportable segments effective January 1, 2020 are as follows:

•	Insurance,

•	Healthcare,

•	Emerging Business, and

•	Analytics

In conjunction with the new reporting structure, the Company has recasted its segment disclosures for prior periods presented to conform to the way the Company internally manages and monitors segment performance.

The chief operating decision maker (“CODM”) generally reviews financial information such as revenues, cost of revenues and gross profit, disaggregated by the operating segments to allocate an overall budget among the operating segments.

The Company does not allocate and therefore the CODM does not evaluate, certain operating expenses, interest expense or income taxes by segment. Many of the Company’s assets are shared by multiple operating segments. The Company manages these assets on a total Company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

Revenues and cost of revenues for the three months ended March 31, 2020 and 2019, respectively, for each of the reportable segments, are as follows:

	Three months ended March 31, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total

Revenues, net	$83,739	$27,029	$42,791	$92,431	$245,990
Cost of revenues(1)	58,965	19,593	25,482	58,616	162,656
Gross profit(1)	$24,774	$7,436	$17,309	$33,815	$83,334
Operating expenses					55,847
Foreign exchange gain, interest expense and other income, net					834
Income tax expense					5,855
Loss from equity-method investment					55
Net income					$22,411

	Three months ended March 31, 2019
	Insurance	Healthcare	Emerging Business	Analytics	Total

Revenues, net	$81,286	$22,248	$49,078	$86,961	$239,573
Cost of revenues(1)	55,243	17,802	27,293	56,902	157,240
Gross profit(1)	$26,043	$4,446	$21,785	$30,059	$82,333
Operating expenses					65,472
Foreign exchange gain, interest expense and other income, net					2,101
Income tax expense					4,200
Loss from equity-method investment					67
Net income					$14,695

(1) Exclusive of depreciation and amortization expense.

Revenues, net by service type, were as follows:

	Three months ended March 31,
	2020	2019
BPM and related services(1)	$153,559	$152,612
Analytics services	92,431	86,961
Revenues, net	$245,990	$239,573

(1) BPM and related services include revenues of the Company's Insurance, Healthcare and Emerging Business operating segments. Refer to the reportable segment disclosure above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended March 31,
	2020	2019
Revenues, net
United States	$207,880	$196,104
Non-United States
United Kingdom	23,278	29,101
Rest of World	14,832	14,368
Total Non-United States	38,110	43,469
Revenues, net	$245,990	$239,573

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	March 31, 2020	December 31, 2019
Long-lived assets
India	$99,385	$78,244
United States	52,772	52,375
Philippines	27,350	26,006
Rest of World	10,946	8,913
Long-lived assets	$190,453	$165,538

4. Revenues, net

Refer to Note 3 to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	March 31, 2020	December 31, 2019
Accounts receivable, net	$187,137	$171,864
Contract assets	$5,518	$5,391
Contract liabilities
Deferred revenue (consideration received in advance)	$14,136	$11,259
Consideration received for process transition activities	$2,877	$3,036

Accounts receivable includes $74,386 and $73,920 as of March 31, 2020 and December 31, 2019, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

Contract assets represent upfront payments such as deal signing discounts or deal signing bonuses made to customers. These costs are amortized over the expected period of the benefit and are recorded as an adjustment to transaction price and reduced from revenues. The Company’s assessment did not indicate any impairment losses on its contract assets for the periods presented.

Contract liabilities represent that portion of deferred revenue for which payments have been received in advance from customers. This may also include revenues deferred for certain contracts where services have been rendered but other conditions for revenue recognition have not been met for example, where a legally enforceable contract is not executed. The Company also defers revenues attributable to certain process transition activities for which costs have been capitalized by the Company as contract fulfillment costs. Consideration received from customers, if any, relating to such transition activities are classified under contract liabilities and are included within “Deferred revenues” and “other non-current liabilities” in the unaudited consolidated balance sheets. The revenues are recognized as (or when) the performance obligation is fulfilled under the contract with customer.

Revenue recognized during the three months ended March 31, 2020 and 2019 that was included in the contract liabilities balance at the beginning of the period was $5,968 and $2,777, respectively.
Contract acquisition and fulfillment costs

	Contract Acquisition Costs			Contract Fulfillment Costs
	Quarter Ended		Year Ended	Quarter Ended		Year Ended
	March 31, 2020	March 31, 2019	December 31, 2019	March 31, 2020	March 31, 2019	December 31, 2019
			(Audited)			(Audited)
Opening Balance	$1,307	$713	$713	$7,255	$4,051	$4,051
Addition	—	—	1,222	284	726	4,652
Amortization	(92)	(200)	(628)	(623)	(305)	(1,448)
Closing Balance	$1,215	$513	$1,307	$6,916	$4,472	$7,255

There was no impairment for contract acquisition and contract fulfillment costs as of March 31, 2020 and December 31, 2019. The capitalized costs are amortized on a straight line basis over the life of the contract.

Allowance for expected credit losses

On January 1, 2020, the Company adopted ASC Topic 326, Financial Instruments-Credit Losses. Accounts receivable and contract assets are in the scope for which assessment is made. In compliance with the guidance, the allowance for credit losses recognized based on historical loss experience is adjusted to reflect current and estimated future economic conditions. The Company considered current and anticipated future economic conditions relating to the industries of the Company’s customers and the countries where it operates. In calculating expected credit loss, the Company also considered past payment trends, credit rating and other related credit information for its significant customers to estimate the probability of default in the future and estimates relating to the possible effects resulting from global Coronavirus Disease 2019 pandemic (“COVID-19”).

The Company applied the expected credit loss model to assess any required allowance; and used a provision matrix devised based on historical trends of losses across aging categories to calculate the expected credit loss allowance for trade receivables and unbilled receivables. This matrix takes into account available external and internal credit risk information such as ratings from international credit rating agencies and the Company's historical collection experience from customers.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

As of January 1, 2020 the Company’s provision for doubtful receivables was $1,163, which was based on previous U.S. GAAP standards. There was no material impact on provision when calculated by applying Topic ASC 326 guidelines.

	As of
	March 31, 2020	January 1, 2020
Accounts receivable, including unbilled receivables	$188,483	$173,027
Less: Allowance for lifetime expected credit loss	(1,346)	(1,163)
Accounts receivable, net	$187,137	$171,864

The movement in allowance for lifetime expected credit loss on customer balances for the quarters ended March 31, 2020 and December 31, 2019 was as follows:

	As of
	March 31, 2020	December 31, 2019
Balance at the beginning of the period	$1,163	$1,113
Additions during the period, net	195	184
Charged against allowance	—	(139)
Translation adjustment, if any	(12)	5
Balance at the end of the period	$1,346	$1,163

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

The following table sets forth the computation of basic and diluted earnings per share:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2020	2019
Numerators:
Net income	$22,411	$14,695
Denominators:
Basic weighted average common shares outstanding	34,401,565	34,374,815
Dilutive effect of share-based awards	319,038	458,620
Diluted weighted average common shares outstanding	34,720,603	34,833,435
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.65	$0.43
Diluted	$0.65	$0.42
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	170,313	425,432

6. Cash, Cash Equivalents and Restricted Cash

For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	March 31, 2020	March 31, 2019
Cash and cash equivalents	$224,874	$86,688
Restricted cash (current)	6,369	5,364
Restricted cash (non-current)	2,291	2,575
Cash, cash equivalents and restricted cash	$233,534	$94,627

7. Other Income, net
Other income, net consists of the following:

	Three months ended March 31,
	2020	2019
Gain on sale and mark-to-market of mutual funds, net	$2,056	$3,526
Interest income	532	796
Others, net	(59)	101
Other income, net	$2,529	$4,423

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	March 31, 2020	December 31, 2019
Owned Assets:
Network equipment and computers	3-5	$96,669	$98,309
Software	3-5	88,813	79,746
Leasehold improvements	3-8	43,896	44,982
Office furniture and equipment	3-8	21,038	22,046
Motor vehicles	2-5	575	601
Buildings	30	1,051	1,114
Land	—	688	729
Capital work in progress	—	14,381	10,309
		267,111	257,836
Less: Accumulated depreciation and amortization		(177,192)	(179,331)
		$89,919	$78,505
Right-of-use assets under finance leases:
Leasehold improvements		$640	$738
Office furniture and equipment		238	308
Motor vehicles		689	711
		1,567	1,757
Less: Accumulated depreciation and amortization		(973)	(1,120)
		$594	$637
Property and equipment, net		$90,513	$79,142

Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.

During the three months ended March 31, 2020, there were no changes in estimated useful lives of property and equipment.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2020	2019
Depreciation and amortization expense	$8,297	$8,139

The depreciation and amortization set forth above includes the effect of foreign exchange gain upon settlement of cash flow hedges, amounting to $22 and $57 for the three months ended March 31, 2020 and 2019, respectively. Refer to Note 16 to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

Internally developed software costs, included under Software, was as follows:

	As of
	March 31, 2020	December 31, 2019
Cost	$16,147	$15,784
Less : Accumulated amortization	(5,812)	(4,989)
Internally developed software, net	$10,335	$10,795

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31
	2020	2019
Amortization expense	$831	$647

During the three months ended March 31, 2019, the Company performed an impairment test of its long-lived assets related to its Health Integrated business. Based on the results, the long-lived assets carrying value exceeded its fair value. The primary factor contributing to a reduction in the fair value is the wind down of the Health Integrated business, due to reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized impairment charges of $1,227 during the three months ended March 31, 2019, to write down the carrying value of internally developed software to its fair value. This impairment charge was recorded in the unaudited consolidated statements of income under "Impairment and restructuring charges".

As of March 31, 2020, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods.

9. Goodwill and Intangible Assets

Goodwill

The Company transitioned to new segment reporting structure effective January 1, 2020, which resulted in certain changes to its operating segments and reporting units. The Company reallocated goodwill to its reporting units using a relative fair value approach. In addition, the Company completed an assessment of any potential goodwill impairment for all its reporting units immediately prior to the reallocation and determined that no impairment existed.

The following table sets forth details of changes in goodwill by reportable segment of the Company:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

	Insurance	Healthcare	Emerging Business	TT&L	F&A	All Other	Analytics	Total
Balance at January 1, 2019	$38,203	$19,276	$—	$12,697	$47,193	$5,326	$227,289	$349,984
Currency translation adjustments	73	—	—	(240)	(288)	—	—	(455)
Balance at December 31, 2019	$38,276	$19,276	$—	$12,457	$46,905	$5,326	$227,289	$349,529
Goodwill reallocation(1)	12,192	2,693	49,803	(12,457)	(46,905)	(5,326)	—	—
Currency translation adjustments	(293)	(39)	(1,119)	—	—	—	(2)	(1,453)
Balance at March 31, 2020	$50,175	$21,930	$48,684	$—	$—	$—	$227,287	$348,076

(1) Represents the reallocation of goodwill as a result of the Company reorganizing its operating segments as described in Note 3 to the unaudited consolidated financial statements.

As of March 31, 2020, due to the deteriorating macroeconomic conditions arising from the COVID-19 pandemic, the Company performed a goodwill impairment test for its reporting units. The Company considered the effects of the COVID-19 pandemic on its significant inputs used in determining the fair value of the Company’s reporting units. Key assumptions used in determining the fair value of the Company’s reporting units were a long-term debt-free net cash flow growth rate in the terminal year of 3.0% and discount rates ranging from 9.0% to 10.0%. Based on the results, the fair value of each of the Company’s reporting units exceeded their carrying value and the Company’s goodwill was not impaired. However, for the Healthcare Analytics reporting unit within the Analytics reportable segment, the fair value was not substantially in excess of its carrying value. The Healthcare Analytics reporting unit was formed as a result of the Company’s transition to a new organization structure effective January 1, 2020 and the integration of the SCIOinspire Holdings Inc. acquisition in July 2018 with other analytics services offered to clients in the Healthcare industry. As of March 31, 2020, the goodwill associated with the Healthcare Analytics reporting unit was $181,217, representing approximately 52.0% of the Company’s total goodwill, and the percentage by which the fair value of the Healthcare Analytics reporting unit exceeded the carrying value as of the date of the most recent annual impairment test was approximately 15.0%. While the goodwill of this reporting unit is not currently impaired, there could be an impairment in the future as a result of changes in certain assumptions, including those related to the pandemic. For example, the fair value could be adversely affected and may result in an impairment of goodwill if this reporting unit is not able to expand its existing customer relationships, win new clients, improve profitability, the estimated cash flows are discounted at a higher risk-adjusted rate, or the market multiples decreases. The Company also believes that it is possible that its actual revenue growth rates could be higher than the long-term revenue growth rates used in the impairment test due to a number of factors, including (i) increased demand for the Company’s reimbursement and care optimization services to help clients identify overpayments and enhance their claims payment accuracy, (ii) the Company's ability to improve business outcomes for its healthcare customers through data-driven insights thereby generating more demand for its analytics services, and (iii) the Company’s ability to offer integrated solutions by leveraging technology platforms, digital, customizable and configurable analytics for its clients. The Company believes that its discount rate utilized is appropriate to use for its future cash flow assumptions considering current market conditions. However, keeping all other variables constant, a further 50 basis point increase in discount rate will decrease the percentage by which the fair value exceeds the carrying value of the Healthcare Analytics reporting unit to approximately 10.0%. The Company continues to monitor the cash flows of the Healthcare Analytics reporting unit for changes in the business environment that could impact recoverability.

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
March 31, 2020
(In thousands, except share and per share amounts)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$97,483	$(45,819)	$51,664
Developed technology	26,878	(11,889)	14,989
Trade names and trademarks	5,100	(2,919)	2,181
	$129,461	$(60,627)	$68,834
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$130,361	$(60,627)	$69,734

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$97,602	$(43,330)	$54,272
Developed technology	26,976	(10,687)	16,289
Trade names and trademarks	5,100	(2,579)	2,521
	$129,678	$(56,596)	$73,082
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$130,578	$(56,596)	$73,982

The amortization expense for the period is as follows:

	Three months ended March 31,
	2020	2019
Amortization expense	$4,153	$5,528

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	7.54
Developed technology	3.41
Trade names and trademarks (Finite lived)	2.22

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

Estimated future amortization expense related to intangible assets as of March 31, 2020 is as follows:
2020 (April 1 - December 31)	$10,262
2021	12,732
2022	11,326
2023	9,037
2024	6,695
2025 and thereafter	18,782
Total	$68,834

10. Other Current Assets
Other current assets consist of the following:

	As of
	March 31, 2020	December 31, 2019
Derivative instruments	$3,671	$4,076
Advances to suppliers	2,477	1,581
Receivables from statutory authorities	12,334	12,608
Contract assets	1,650	1,414
Deferred contract fulfillment costs	2,143	1,673
Others	3,898	3,242
Other current assets	$26,173	$24,594

11. Other Assets
Other assets consist of the following:

	As of
	March 31, 2020	December 31, 2019
Lease deposits	$9,720	$9,983
Derivative instruments	1,075	3,433
Deposits with statutory authorities	6,108	6,252
Term deposits	2,098	1,983
Contract assets	3,868	3,977
Deferred contract fulfillment costs	4,773	5,582
Others	4,403	4,806
Other assets	$32,045	$36,016

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2020	December 31, 2019
Accrued expenses	$51,449	$53,133
Payable to statutory authorities	15,718	6,506
Derivative instruments	6,904	1,783
Client liabilities	6,565	6,378
Interest payable	2,843	1,492
Other current liabilities	1,016	1,731
	$84,495	$71,023

13. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	March 31, 2020	December 31, 2019
Derivative instruments	$7,766	$1,250
Unrecognized tax benefits	1,047	1,047
Retirement benefits	6,519	6,517
Deferred transition revenue	1,797	1,911
Others	4,392	987
Other non-current liabilities	$21,521	$11,712

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”), consists of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. Changes in the fair values of these foreign currency exchange contracts are recognized in AOCI on the Company's unaudited consolidated balance sheets until the settlement of those contracts. The balances as of March 31, 2020 and December 31, 2019 are as follows:

	As of
	March 31, 2020	December 31, 2019
Cumulative foreign currency translation loss	$(104,928)	$(87,591)
Unrealized (loss)/gain on cash flow hedges	(11,171)	4,604
Retirement benefits	(1,679)	(1,780)
Income tax benefit/(expense) relating to above (1)	4,674	(125)
Accumulated other comprehensive loss	$(113,104)	$(84,892)

(1) These are income tax benefits/(expenses) recognized on cash flow hedges and retirement benefits. Refer to Note 21 to the unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2020 and December 31, 2019.

As of March 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$114,116	$—	$—	$114,116
Derivative financial instruments	—	4,746	—	4,746
Total	$114,116	$4,746	$—	$118,862
Liabilities
Derivative financial instruments	$—	$14,670	$—	$14,670
Total	$—	$14,670	$—	$14,670

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$166,330	$—	$—	$166,330
Derivative financial instruments	—	7,509	—	7,509
Total	$166,330	$7,509	$—	$173,839
Liabilities
Derivative financial instruments	$—	$3,033	$—	$3,033
Total	$—	$3,033	$—	$3,033

* Represents those short-term investments which are carried at the fair value option under ASC 825 "Financial Instruments” as of March 31, 2020 and December 31, 2019.

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
Financial instruments not carried at fair value:
The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents, short-term investments (except investment in mutual funds, as disclosed above), restricted cash, and accrued expenses for which fair values approximate their carrying amounts due to their short-term nature. The carrying value of the Company’s outstanding revolving credit facility approximates its fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.
Convertible Senior Notes:

The total estimated fair value of the convertible senior notes as of March 31, 2020 and December 31, 2019 was $120,033 and $149,934, respectively. The fair value was determined based on the market yields for similar Notes as of the March 31, 2020 and December 31, 2019, respectively. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

16. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $449,495 (including $2,550 of range forward contracts) as of March 31, 2020 and $410,390 (including $4,300 of range forward contracts) as of December 31, 2019.

Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of derivative financial instruments are recorded along with the underlying hedged item in the same line of unaudited consolidated statements of income as either a part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, “Depreciation and amortization expense”, as applicable.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.

The Company estimates that approximately $4,480 of net derivative losses, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2020. At March 31, 2020, the maximum outstanding term of the cash flow hedges was 45 months.

The Company enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/(loss). The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $137,700, GBP 9,590 and EUR 1,446 as of March 31, 2020 and $124,045, GBP 10,843 and EUR 1,289 as of December 31, 2019.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	March 31, 2020	December 31,2019
Other current assets	$2,403	$3,945
Other assets	$1,075	$3,433
Accrued expenses and other current liabilities	$6,883	$1,524
Other non-current liabilities	$7,766	$1,250

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	March 31, 2020	December 31,2019
Other current assets	$1,268	$131
Accrued expenses and other current liabilities	$21	$259

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
Forward Exchange Contracts:	2020	2019
Unrealized (loss)/gain recognized in AOCI
Derivatives in cash flow hedging relationships	$(14,846)	$5,937

(Loss)/Gain recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$(4,214)	$1,396

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended March 31,
	2020		2019
	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain was reclassed from AOCI

Cost of revenues	$162,656	$812	$157,240	$531
General and administrative expenses	$28,941	73	$32,531	80
Selling & marketing expenses	$14,456	4	$18,047	7
Depreciation & amortization expense	$12,450	40	$13,667	53
		$929		$671

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,377	$(4,214)	$1,260	$1,396
	$1,377	$(4,214)	$1,260	$1,396

17. Borrowings
Revolver Credit Agreement

On November 21, 2017, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a credit agreement with certain lenders and Citibank, N.A. as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a $200,000 revolving credit facility (the “Credit Facility”) with an option to increase the commitments by up to $100,000, subject to certain approvals and conditions as set forth in the Credit Agreement. The Credit Agreement also includes a letter of credit sub-facility. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the Credit Facility may be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, the Company exercised its option under the Credit Agreement to increase the commitments by $100,000 thereby utilizing the entire revolver under the Credit Facility of $300,000. The incremental commitments were made pursuant to (and constitute part of) the existing commitments and are subject to the terms and conditions applicable to the existing commitments as set forth in the Credit Agreement.

Depending on the type of borrowing, borrowings under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBOR rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans pegged to the adjusted LIBOR rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee, which is also tied to the Company’s total net leverage ratio, and ranges from

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. The Credit Facility carried an effective interest rate of 3.0% per annum and 3.9% per annum during the three months ended March 31, 2020, and 2019, respectively.

Obligations under the Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement contains a covenant to not permit the interest coverage ratio (the ratio of EBITDA to cash interest expense) or the total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $50,000 to EBITDA) for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of March 31, 2020, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.

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
As of March 31, 2020, the Company had outstanding indebtedness under the Credit Facility of $199,000, of which $100,000 is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $99,000 is included under “long-term borrowings, less current portion” in the unaudited consolidated balance sheets. As of December 31, 2019, the Company had an outstanding indebtedness under the Credit Facility of $99,000, of which $40,000 was included under “current portion of long-term borrowings” and the balance of $59,000 was included under “long-term borrowings, less current portion” in the consolidated balance sheets.

The Company incurred certain debt issuance costs, which are deferred and amortized as an adjustment to interest expense over the term of the credit facility. The unamortized debt issuance costs as of March 31, 2020 and December 31, 2019 was $684 and $748, respectively, and is included under "other current assets" and “other assets” in the consolidated balance sheets.
Convertible Senior Notes

On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $1,313 each on the Notes. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per one thousand dollar principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require that the Company to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Company may redeem the principal amount of the Notes, at its option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the Company’s exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption). The Company may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company used the proceeds from the issuance of the Notes to repay $150,000 of its outstanding borrowings under the Credit Facility.

The net proceeds from the issuance of the Notes were approximately $149,000, after deducting debt issuance costs of $1,000 and offering expenses of approximately $442 paid by the Company. These transaction and debt issuance costs were allocated between the liability and equity components based on their relative values. The transaction costs and debt issuance costs allocated to the liability and equity components were $1,279 and $163, respectively. The debt issuance costs allocated to the liability component are deferred and amortized as an adjustment to interest expense over the term of the Notes. The unamortized debt

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

issuance costs are presented as a direct reduction from the Notes in the consolidated balance sheets. The unamortized debt issuance costs as of March 31, 2020 and December 31, 2019 were $964 and $1,018, respectively.

The Company accounted for the liability and equity components of the Notes separately to reflect its non-convertible debt borrowing rate. The estimated fair value of the liability component at issuance of $133,077 was determined using a discounted cash flow technique, which considered debt issuances with similar features of the Company’s debt, excluding the conversion feature. The resulting effective interest rate for the Notes was 5.75% per annum. The excess of the gross proceeds received over the estimated fair value of the liability component totaling $16,923 was allocated to the conversion feature (equity component, recorded as additional paid-in capital) with a corresponding offset recognized as a discount to reduce the net carrying value of the Notes. The discount is being amortized to interest expense over a six-year period ending October 1, 2024 (the expected life of the liability component) using the effective interest method. During the three months ended March 31, 2020 and March 31, 2019, the Company amortized $635 and $600, of the discount to interest expense, on the Notes. The unamortized debt discount on the Notes as of March 31, 2020 and December 31, 2019 was $13,216 and $13,851, respectively.

Borrowings also includes structured payables which are in the nature of debt, amounting to $666 and $867 as of March 31, 2020 and December 31, 2019, respectively, included under "current portion of long-term borrowings".
Future principal payments/maturities for all of the Company's borrowings as of March 31, 2020 were as follows:

	Notes	Revolver Credit	Structured Payables	Total
2020 (April - December)	$—	$100,000	$666	$100,666
2021	—	—	—	—
2022	—	99,000	—	99,000
2023	—	—	—	—
2024	150,000	—	—	150,000
Total	$150,000	$199,000	$666	$349,666

Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of March 31, 2020 and December 31, 2019, the Company had outstanding letters of credit of $461 each that were not recognized in the consolidated balance sheets.
18. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three months ended March 31, 2020 and 2019, the Company purchased 26,601 and 22,666 shares of common stock, respectively, from employees in connection with withholding tax payments related to the vesting of restricted stock for a total consideration of $2,012 and $1,408, respectively. The weighted average purchase price per share of $75.63 and $62.11, respectively, was the closing price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

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

On December 16, 2019, the Company’s Board of Directors authorized a $200,000 common stock repurchase program beginning January 1, 2020 through December 31, 2022 (the “2019 Repurchase Program”). The shares may be purchased by the

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant.
During the three months ended March 31, 2020, the Company purchased 175,765 shares of its common stock, for an aggregate purchase price of $11,983, including commissions, representing an average purchase price per share of $68.18, under the 2019 Repurchase Program.
During the quarter ended March 31, 2020, to enhance the Company’s liquidity position in response to COVID-19, the Company elected to temporarily suspend share repurchases under the 2019 Repurchase Program. The 2019 Repurchase Program remains authorized by the Board of Directors and the Company has the discretion to resume share repurchases in the future at any time, depending upon market conditions, the Company’s capital needs and other factors.
During the three months ended March 31, 2019, the Company purchased 239,865 shares of its common stock, for an aggregate purchase price of $14,000, including commissions, representing an average purchase price per share of $58.37 under the 2017 Repurchase Program.
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

In addition, the Company’s subsidiary operating in the Philippines conforms to the minimum regulatory benefit, which provide for lump sum payment to vested employees on retirement from employment in an amount based on the respective employee’s salary and years of employment with the Company (the "Philippines Plan"). The benefit costs of the Philippines Plan for the year are calculated on an actuarial basis.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

Components of net periodic benefit cost:

	Three months ended March 31,
	2020	2019
Service cost	$678	$487
Interest cost	243	219
Expected return on plan assets	(161)	(142)
Amortization of actuarial loss/(gain)	101	(39)
Net gratuity cost	$861	$525

The Gratuity Plan in India is partially funded and the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company earned a return of approximately 7.5% per annum on these Gratuity Plans for the three months ended March 31, 2020.

Change in Plan Assets
Plan assets at January 1, 2020	$8,784
Actual return	147
Employer contribution	—
Benefits paid*	(286)
Effect of exchange rate changes	(494)
Plan assets at March 31, 2020	$8,151
* Benefits payments were substantially made through the plan assets during the three months ended March 31, 2020.

The Company maintains several 401(k) plans (the “401(k) Plans) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits. The Company accrued for contributions to the 401(k) Plans of $226 and $1,213 for the three months ended March 31, 2020 and 2019, respectively.
During the three months ended March 31, 2020 and 2019, the Company contributed $2,917 and $2,004, respectively, for various defined contribution plans on behalf of its employees in India, the Philippines, Romania, the Czech Republic, South Africa, Colombia, and Singapore.
20. Leases

The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates. The Company finances its use of certain motor vehicles and other equipment under various lease arrangements provided by financial institutions.

The Company had performed an evaluation of its contracts with suppliers in accordance with Topic 842 and had determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

Supplemental balance sheet information

	As of	As of
	March 31, 2020	December 31, 2019
Operating Lease
Operating lease right-of-use assets	$99,940	$86,396

Operating lease liabilities - Current	$18,236	$24,148
Operating lease liabilities - Non-current	93,707	74,709
Total operating lease liabilities	$111,943	$98,857

Finance Lease
Property and equipment, gross	$1,567	$1,757
Accumulated depreciation	(973)	(1,120)
Property and equipment, net	$594	$637

Finance lease liabilities - Current	$252	$253
Finance lease liabilities - Non-current	380	430
Total finance lease liabilities	$632	$683

The components of lease cost, which are included in the Company's unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended March 31, 2020	Three months ended March 31, 2019
Finance lease:
Amortization of right-of-use assets	$62	$95
Interest on lease liabilities	30	25
Operating lease(a)	6,853	7,017
Total lease cost	$6,945	$7,137
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

Supplemental cash flow and other information related to leases are as follows:

	Three months ended March 31,
	2020	2019
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$6,576	$5,199
Operating cash outflows for finance leases	$30	$20
Financing cash outflows for finance leases	$67	$137
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,366	$16,614
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—
Weighted-average remaining lease term
Finance lease	2.3 years	2.9 years
Operating lease	6.8 years	6.4 years
Weighted-average discount rate
Finance lease	10.2%	8.7%
Operating lease	7.4%	7.3%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, applicable to the respective geographies where the leases were entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.

Maturities of lease liabilities as of March 31, 2020 are as follows:

	Operating Leases	Finance Leases
2020 (April 1 - December 31)	$19,552	$304
2021	24,377	239
2022	22,607	131
2023	20,783	86
2024	16,427	10
2025 and thereafter	42,783	—
Total lease payments	$146,529	$770
Less: Imputed interest	34,586	138
Present value of lease liabilities	$111,943	$632

Maturities of minimum lease payments as of December 31, 2019 are as follows:

During the next twelve months ending December 31,	Operating Leases	Capital Leases
2020	$26,932	$325
2021	23,783	251
2022	21,526	157
2023	19,381	86
2024	14,865	22
2025 and thereafter	23,983	—
Total minimum lease payment	$130,470	$841
Less: Imputed interest	31,613	158
Present value of minimum lease payments	$98,857	$683

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
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
The Company recorded income tax expense of $5,855 and $4,200 for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate decreased from 22.1% during the three months ended March 31, 2019 to 20.7% during the three months ended March 31, 2020, primarily as a result of the recording of higher excess tax benefits related to stock awards of $1,799 pursuant to ASU No. 2016-09 during the three months ended March 31, 2020 compared to $1,015 during the three months ended March 31, 2019.
Income taxes recognized in other comprehensive income are as follows:

	Three months ended March 31,
	2020	2019
Deferred taxes benefit/(expense):
Unrealized gain/(loss) on cash flow hedges	$4,808	$(1,543)
Retirement benefits	(9)	(109)
Total Income tax benefit/(expense) recognized in other comprehensive income	$4,799	$(1,652)

22. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2020	2019
Cost of revenues	$1,418	$1,326
General and administrative expenses	1,568	2,975
Selling and marketing expenses	1,792	2,655
Total	$4,778	$6,956

As of March 31, 2020, the Company had 2,308,555 shares available for grant under the 2018 Omnibus Incentive Plan.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	98,161	$23.39	$4,522	1.86
Granted	—	—	—	—
Exercised	(39,832)	23.11	1,932	—
Forfeited	—	—	—	—
Outstanding at March 31, 2020	58,329	$23.58	$1,659	1.80
Vested and exercisable at March 31, 2020	58,329	$23.58	$1,659	1.80

The unrecognized compensation cost for unvested options as of March 31, 2020 was $nil.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2019*	27,384	$48.72	913,094	$59.61
Granted	—	—	368,683	78.19
Vested	—	—	(293,289)	56.30
Forfeited	—	—	(24,649)	62.18
Outstanding at March 31, 2020*	27,384	$48.72	963,839	$67.66

* As of March 31, 2020 and December 31, 2019 restricted stock units vested for which the underlying common stock is yet to be issued is 167,270 each.
As of March 31, 2020, unrecognized compensation cost of $61,705 is expected to be expensed over a weighted average period of 3.07 years.
Performance Based Stock Awards

Performance based restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2019	87,685	$62.54	87,670	$82.10
Granted	61,368	78.29	61,352	102.10
Vested	—	—	—	—
Forfeited	(1,295)	62.14	(1,295)	79.79
Outstanding at March 31, 2020	147,758	$69.08	147,727	$90.43

As of March 31, 2020, unrecognized compensation cost of $10,092 is expected to be expensed over a weighted average period of 2.21 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

23. Related Party Disclosures

On October 1, 2018, the Company entered into the Investment Agreement with the Purchaser relating to the issuance to the Purchaser of $150,000 aggregate principal amount of the Notes. In connection with the investment, Vikram S. Pandit, Chairman and CEO of The Orogen Group LLC (an affiliate of the Purchaser), was appointed to Company’s Board of Directors.

The Company had outstanding Notes with a principal amount of $150,000 each as of March 31, 2020 and December 31, 2019 and interest accrued of $2,625 and $1,313 as of March 31, 2020 and December 31, 2019, respectively, related to the Investment Agreement. During the three months ended March 31, 2020 and 2019, the Company recognized interest expense of $1,313 each on the Notes. Refer to Note 17 to the unaudited consolidated financial statements for details.

24. Commitments and Contingencies

Capital Commitments
At March 31, 2020, the Company has committed to spend approximately $12,300 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in the unaudited consolidated balance sheets as property and equipment.

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

Contingencies

U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For the U.S., the Philippines and India, tax year 2016 and subsequent tax years remain open for examination by the tax authorities as of March 31, 2020.

The aggregate amount demanded by income tax authorities (net of advance payments, if any) from the Company related to its transfer pricing issues for tax years 2003 to 2015 and its permanent establishment issues for tax years 2003 to 2007 as of March 31, 2020 and December 31, 2019 is $16,104 and $16,220, respectively, of which the Company has made payments and/or provided bank guarantees to the extent $7,858 and $8,108, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,108 and $6,252 as of March 31, 2020 and December 31, 2019, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,750 and $1,856 as of March 31, 2020 and December 31, 2019, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2020
(In thousands, except share and per share amounts)

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

25. Subsequent Events

There are many uncertainties regarding COVID-19, and the Company is closely monitoring the effects of the pandemic on all aspects of its business, including how it will impact the Company, its customers, employees, contractors, suppliers, business partners and delivery models. While COVID-19 did not have a significant impact on the Company’s financial results during the fiscal quarter ended March 31, 2020, the Company is unable to determine with any degree of accuracy the length and severity of the COVID-19 crisis and what impact it will have on its future financial position and operating results. The COVID-19 crisis is ongoing and dynamic in nature and, to date, the Company has experienced temporary closures in key operations centers, including in the U.S., India, the Philippines, Europe and South Africa. The Company will continue to assess the evolving impact of COVID-19 on its business.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Some of the statements in the following discussion are forward looking statements. Dollar amounts within Item 2 are presented as actual, rounded, dollar amounts.

We have described in this Quarterly Report on Form 10-Q, the impact of the global Coronavirus Disease 2019 pandemic (“COVID-19”) on our financial results for the quarter ended March 31, 2020. However, we are not able to predict at this time what impact, the spread of COVID-19 will have on our 2020 financial results. See "Cautionary Note Regarding Forward-Looking Statements" below and in Item 1A-“Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for further information regarding risks and uncertainties relating to COVID-19.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Many of the following risks, uncertainties and other factors identified below are, and will be, amplified by COVID-19. These factors include but are not limited to:

•	our results of operations have been affected and could in the future be adversely impacted by COVID-19;

•	our dependence on a limited number of clients in a limited number of industries;

•	worldwide political, economic or business conditions;

•	negative public reaction in the U.S. or elsewhere to offshore outsourcing;

•	fluctuations in our earnings;

•	our ability to attract and retain clients including in a timely manner;

•	our ability to successfully consummate or integrate strategic acquisitions;

•	our ability to accurately estimate and/or manage the costs and/or timing of winding down businesses;

•	restrictions on immigration;

•	our ability to hire and retain enough sufficiently trained employees to support our operations;

•	our ability to grow our business or effectively manage growth and international operations;

•	any changes in the senior management team;

•	increasing competition in our industry;

•	telecommunications or technology disruptions;

•	our ability to withstand the loss of a significant customer;

•	our ability to realize the entire book value of goodwill and other intangible assets from acquisitions;

•	regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;

•	changes in tax laws or decisions regarding repatriation of funds held abroad;

•	ability to service debt or obtain additional financing on favorable terms;

•	legal liability arising out of customer contracts;

•	technological innovation;

•	political or economic instability in the geographies in which we operate;

•	operational and information security failures arising as a result of remote work solutions adopted due to COVID-19;

•	cyber security incidents, data breaches, or other unauthorized disclosure of sensitive or confidential client and customer data; and

•	adverse outcome of our disputes with the Indian tax authorities

These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.

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

We operate in the business process management (“BPM”) industry and we provide operations management and analytics services. Effective January 1, 2020, we made certain operational and structural changes to more closely integrate our businesses and to simplify our organizational structure. We now manage and report financial information through our four strategic business units, Insurance, Healthcare, Analytics and Emerging Business, which reflects how management will review financial information and make operating decisions. These business units develop client specific solutions, build capabilities, maintain a unified go-to-market approach and are integrally responsible for service delivery, customer satisfaction, growth and profitability. In line with our strategy of vertical integration and focus on domain expertise, we have integrated our Finance & Accounting and Consulting operating segments within each of the Insurance and Healthcare operating segments based on the corresponding industry-specific clients. Finance & Accounting and Consulting services provided to clients outside of the Insurance and Healthcare industries is now the part of our newly formed business unit and reportable segment, Emerging Business. In addition, we integrated our former Travel, Transportation and Logistics, Banking and Financial Services, and Utilities operating segments under Emerging Business to further leverage and optimize the operating scale in providing operations management services.

Our new reportable segments are as follows:

•	Insurance,

•	Healthcare,

•	Analytics, and

•	Emerging Business

In conjunction with the new reporting structure, we recasted our segment disclosures for all prior periods presented to conform to the way we internally manage and monitor segment performance.

Our global delivery network, which includes highly trained industry and process specialists across the United States, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Colombia, South Africa, Romania and the Czech Republic.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is materially impacting worldwide economic activity and levels of business confidence. Through the first fiscal quarter ended March 31, 2020, COVID-19 did not have a significant impact on our business, however COVID-19 is likely to materially impact us and our customers, employees, contractors, suppliers, and other partners, who have been prevented from conducting business activities as usual, including due to shutdowns that have been requested or mandated by governmental authorities. The restrictions have disrupted our ability to provide our services and solutions and resulted in, among other things loss of revenue, increased costs and the possibility of enhanced credit risk on our accounts receivable. The continued spread of COVID-19 and the measures taken by the governments of countries affected has disrupted the continuity of providing services to our customers and adversely impacted our business, financial condition or results of operations. There continues to be significant volatility and economic and geopolitical uncertainty in many markets around the world. Several states in the United States, including New York, where we are headquartered, have declared states of emergency, and several countries around the world, including the United States, have significantly restricted travel. We are actively managing our business to respond to the impact.

Given the unprecedented uncertainty of this situation, including the unknown duration and severity of the pandemic and the unknown overall impact on our services, we are unable to forecast the full impact on our business; however, we expect that the impacts from COVID-19 and the related economic disruption will have an adverse impact on our consolidated results of operations, consolidated financial position and consolidated cash flow in fiscal 2020. Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

As of March 31, 2020, due to the deteriorating macroeconomic conditions arising from the COVID-19 pandemic, we performed a goodwill impairment test for any potential impairment and concluded that there was no impairment. However, there can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. These estimates and judgments may not be within the control of us and accordingly it is reasonably possible that the judgments and estimates could change in future periods.

Given the continued uncertainty surrounding COVID-19, we have taken certain precautionary measures to maintain financial flexibility during this time, including drawing $100 million from our line of credit under our existing Credit Agreement on March 12, 2020, the proceeds of which were available for working capital, general corporate or other purposes as needed, and which was repaid in full on April 20, 2020, temporary suspension of our stock repurchase program, and other cost reduction measures related to employee and vendor expenses and capital expenditure plans.

For additional information and risks related to COVID-19, see Item 1A- "Risk Factors" below.

Revenues
For the three months ended March 31, 2020, we had revenues of $246.0 million compared to revenues of $239.6 million for the three months ended March 31, 2019, an increase of $6.4 million, or 2.7%.

We serve clients mainly in the U.S. and the U.K., with these two regions generating 84.5% and 9.5%, respectively, of our total revenues for the three months ended March 31, 2020, and 81.9% and 12.1%, respectively, of our revenues for the three months ended March 31, 2019.
For the three months ended March 31, 2020 and 2019, our total revenues from our top ten clients accounted for 37.3% and 36.6% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
Our Business

We provide operations management and analytics services. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the U.S., Europe and Australia.

Operations Management Services: We provide our clients with a range of operations management services from our Insurance, Healthcare and Emerging Business operating segments, which typically involve the transfer to EXL business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage those operations for our client on an ongoing basis. As part of this transfer, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. We also provide consulting services related to operations management that include industry-specific digital transformational services as well as cross-industry finance and accounting services as part of the Emerging Business operating segment.

We continue to observe a shift in industry pricing models toward transaction-based pricing, outcome-based pricing and other alternative pricing models. We believe this trend will continue and we use such alternative pricing models with some of our current clients and are seeking to move certain other clients from a billing rate model to a transaction-based or other alternative pricing model. These alternative pricing models place the focus on operating efficiency in order to maintain our gross margins. In addition, we have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their outsourcing needs. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced gross margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our gross margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationships with such clients to meet competition.

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

Analytics: Our analytics services focus on driving improved business outcomes for our customers by generating data-driven insights across all parts of our customers’ business. We also provide care optimization and reimbursement optimization services, for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, payment integrity and care management and data management. We actively cross-sell and, where appropriate, integrate our Analytics services with other operations management services as part of a comprehensive offering for our clients.

We anticipate that revenues from our analytics services will grow as we expand our service offerings and client base, both organically and through acquisitions.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019

In addition, due to outbreak of COVID-19, we have reassessed those of our accounting policies whose application places the most significant demands on management’s judgment, for instance, revenue recognition, allowance for expected credit losses, business combinations, goodwill, intangibles and long-lived assets, stock-based compensation, derivative instruments and hedging activity, borrowings, assumptions related to ROU assets, lease cost, income taxes and assets and obligations related to employee benefit plans. Such reassessments did not have a significant impact on our results of operations and cash flows for the periods presented.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(dollars in millions)
Revenues, net	$246.0	$239.6
Cost of revenues(1)	162.7	157.3
Gross profit(1)	83.3	82.3
Operating expenses:
General and administrative expenses	28.9	32.5
Selling and marketing expenses	14.5	18.0
Depreciation and amortization expense	12.4	13.7
Impairment and restructuring charges	—	1.2
Total operating expenses	55.8	65.4
Income from operations	27.5	16.9
Foreign exchange gain, net	1.4	1.3
Interest expense	(3.1)	(3.6)
Other income, net	2.5	4.4
Income before income tax expense and earnings from equity affiliates	28.3	19.0
Income tax expense	5.8	4.2
Income before earnings from equity affiliates	22.5	14.8
Loss from equity-method investment	0.1	0.1
Net income attributable to ExlService Holdings, Inc. stockholders	$22.4	$14.7

(1) Exclusive of depreciation and amortization expense.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,			Percentage change
	2020	2019	Change
	(dollars in millions)
Insurance	$83.7	$81.3	$2.4	3.0%
Healthcare	27.0	22.2	4.8	21.5%
Emerging Business	42.8	49.1	(6.3)	(12.8)%
Analytics	92.5	87.0	5.5	6.3%
Total revenues, net	$246.0	$239.6	$6.4	2.7%
Revenues for the three months ended March 31, 2020 were $246.0 million, up $6.4 million, or 2.7%, compared to the three months ended March 31, 2019.
Revenue growth in Insurance of $2.4 million was primarily driven by expansion of business from our existing clients of $3.3 million. This was partially offset by $0.9 million mainly attributable to the depreciation of the Australian dollar, Indian rupee, U.K. pound sterling and South African ZAR against the U.S. dollar during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Insurance revenues were 34.0% and 33.9% of our total revenues in the three months ended March 31, 2020 and March 31, 2019, respectively.
Revenue growth in Healthcare of $4.8 million was primarily driven by expansion of business from our existing clients and new wins aggregating to $8.7 million, partially offset by our December 2019 wind-down of Health Integrated business revenues of $3.9 million during the three months ended March 31, 2019, compared to none in the three months ended March 31, 2020. Healthcare revenues were 11.0% and 9.3% of our total revenues in the three months ended March 31, 2020 and March 31, 2019, respectively.
Revenue decline in Emerging Business of $6.3 million was primarily driven by termination of certain existing client contracts of $5.8 million, and $0.5 million attributable to the depreciation of the Indian rupee against the U.S. dollar during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Emerging Business revenues were 17.4% and 20.5% of our total revenues in the three months ended March 31, 2020 and March 31, 2019, respectively.
Revenue growth in Analytics of $5.5 million was primarily driven by an increase in revenues from our recurring and project-based engagements from our existing and new clients of $5.8 million. This was partially offset by $0.3 million attributable to the depreciation of the U.K. pound sterling and Indian rupee against the U.S. dollar during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Analytics revenues were 37.6% and 36.3% of our total revenues in the three months ended March 31, 2020 and March 31, 2019, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended March 31,		Change	Percentage change	Three months ended March 31,		Change
	2020	2019			2020	2019
	(dollars in millions)
Insurance	$59.0	$55.2	$3.8	6.7%	29.6%	32.0%	(2.4)%
Healthcare	19.6	17.8	1.8	10.1%	27.5%	20.0%	7.5%
Emerging Business	25.5	27.3	(1.8)	(6.6)%	40.5%	44.4%	(3.9)%
Analytics	58.6	57.0	1.6	3.0%	36.6%	34.6%	2.0%
Total	$162.7	$157.3	$5.4	3.4%	33.9%	34.4%	(0.5)%
For the three months ended March 31, 2020, cost of revenues was $162.7 million compared to $157.3 million for the three months ended March 31, 2019, an increase of $5.4 million, or 3.4%. Our gross margin for the three months ended March 31, 2020 was 33.9% compared to 34.4% for the three months ended March 31, 2019, a decrease of 50 basis points (“bps”), primarily due to the impact of COVID-19 related expenses of 80 bps.

The increase in cost of revenues in Insurance of $3.8 million was primarily due to an increase in employee-related costs of $3.0 million on account of higher headcount and wage inflation, higher infrastructure and travel costs of $1.1 million and higher technology and other operating costs of $0.3 million. This was partially offset by currency movements, net of hedging of $0.6 million. Gross margin in Insurance decreased by 240 bps during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to higher operating expenses.

The increase in cost of revenues in Healthcare of $1.8 million was primarily due to an increase in employee-related costs of $2.1 million. This was partially offset by lower other operating cost of $0.2 million and currency movements, net of hedging of $0.1 million. Gross margin in Healthcare increased by 750 bps during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to lower margin in the Heath Integrated business during the three months ended March 31, 2019 and higher revenues during the three months ended March 31, 2020.

The decrease in cost of revenues in Emerging Business of $1.8 million was primarily due to a decrease in employee-related costs of $1.3 million, lower infrastructure and technology cost of $0.5 million and currency movements, net of hedging of $0.2 million. This was partially offset by higher other operating cost of $0.2 million. Gross margin in Emerging Business decreased by 390 bps during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to lower revenues and higher operating expenses.

The increase in cost of revenues in Analytics of $1.6 million was primarily due to an increase in employee-related costs of $4.0 million on account of higher headcount and wage inflation and higher infrastructure and travel costs $0.7 million. This was partially offset by lower other operating cost $2.6 million and currency movements, net of hedging of $0.5 million. Gross margin in Analytics increased by 200 bps during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to higher volumes in existing clients.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,		Change	Percentage change
	2020	2019
	(dollars in millions)
General and administrative expenses	$28.9	$32.5	$(3.6)	(11.0)%
Selling and marketing expenses	14.5	18.0	(3.5)	(19.9)%
Selling, general and administrative expenses	$43.4	$50.5	$(7.1)	(14.2)%
As a percentage of revenues	17.6%	21.1%

The decrease in SG&A expenses of $7.1 million was primarily due to a decrease in employee-related costs of $2.9 million, a decrease in stock-based compensation expense of $2.3 million mostly due to revision in estimates related to revenue linked performance based restricted stock units due to COVID-19, lower travel costs of $0.8 million, lower other operating costs $0.8 million and currency movements, net of hedging of $0.3 million.
Depreciation and Amortization.

	Three months ended March 31,		Change	Percentage change
	2020	2019
	(dollars in millions)
Depreciation expense	$8.3	$8.1	$0.2	1.9%
Intangible amortization expense	4.1	5.6	(1.5)	(24.9)%
Depreciation and amortization expense	$12.4	$13.7	$(1.3)	(8.9)%
As a percentage of revenues	5.1%	5.7%

The decrease in intangibles amortization expense of $1.5 million was primarily due to lower weighted average remaining useful lives of intangible assets during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in depreciation expense of $0.2 million was due to depreciation related to our new operating centers to support our business growth.

Impairment and Restructuring Charges.

	Three months ended March 31,			Percentage change
	2020	2019	Change
	(dollars in millions)
Impairment and restructuring charges	$—	$1.2	$(1.2)	(100.0)%
As a percentage of revenues	—%	0.5%

During the three months ended March 31, 2019, we recognized an impairment charge of $1.2 million on our long-lived assets related to our Health Integrated business. See Note 8 to our unaudited consolidated financial statements for details.

Income from Operations. Income from operations increased by $10.6 million, or 63.0%, from $16.9 million for the three months ended March 31, 2019 to $27.5 million for the three months ended March 31, 2020. As a percentage of revenues, income from operations increased from 7.0% for the three months ended March 31, 2019 to 11.2% for the three months ended March 31, 2020.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended March 31, 2020. The average exchange rate of the U.S. dollar against the Indian rupee increased from 70.32 during the three months ended March 31, 2019 to 73.08 during the three months ended March 31, 2020. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.32 during the three months ended March 31, 2019 to 1.28 during the three months ended March 31, 2020. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 52.11 during the three months ended March 31, 2019 to 50.83 during the three months ended March 31, 2020.

We recorded a net foreign exchange gain of $1.4 million for the three months ended March 31, 2020 compared to the net foreign exchange gain of $1.3 million for the three months ended March 31, 2019.

Interest expense. Interest expense decreased from $3.6 million for the three months ended March 31, 2019 to $3.1 million for the three months ended March 31, 2020 primarily due lower effective interest rates under our Credit Facility during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Other Income, net.

	Three months ended March 31,			Percentage change
	2020	2019	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$2.0	$3.5	$(1.5)	(42.0)%
Interest and dividend income	0.5	0.8	(0.3)	(33.0)%
Other, net	—	0.1	(0.1)	(158.0)%
Other income, net	$2.5	$4.4	$(1.9)	(42.8)%

Other income, net decreased by $1.9 million, from $4.4 million for the three months ended March 31, 2019 to $2.5 million for the three months ended March 31, 2020, primarily due to lower return on mutual fund investments of $1.5 million and decrease in interest and dividend income of $0.4 million.
Income Tax Expense. We recorded income tax expense of $5.8 million and $4.2 million for the three months ended March 31, 2020 and 2019. The effective tax rate decreased from 22.1% during the three months ended March 31, 2019 to 20.7% during the three months ended March 31, 2020, primarily as a result of recording of higher excess tax benefits related to stock awards of $1.8 million pursuant to ASU No. 2016-09 during the three months ended March 31, 2020 compared to $1.0 million during the three months ended March 31, 2019.
Net Income. Net income increased from $14.7 million for the three months ended March 31, 2019 to $22.4 million for the three months ended March 31, 2020, primarily due to increase in income from operations of $10.6 million, lower interest expense of $0.5 million and higher foreign exchange gain, net of $0.1 million. This was partially offset by lower other income, net of $1.9 million and higher income tax expense of $1.6 million. As a percentage of revenues, net income increased from 6.1% for the three months ended March 31, 2019 to 9.1% for the three months ended March 31, 2020.
Liquidity and Capital Resources

	Three months ended March 31,
	2020	2019
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$127.0	$104.1
Net cash (used for)/provided by operating activities	(13.6)	8.3
Net cash provided by/(used for) investing activities	36.0	(37.2)
Net cash provided by financing activities	86.7	19.8
Effect of exchange rate changes	(2.6)	(0.4)
Closing cash, cash equivalents and restricted cash	$233.5	$94.6
As of March 31, 2020 and 2019, we had $367.4 million and $302.7 million, respectively, in cash, cash equivalents and short-term investments, of which $227.0 million, and $273.9 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes and we do not currently intend to distribute such amounts. If, in the future, we change our intention regarding distributions, additional taxes may be required and would be recorded in the period the intention changes.
Operating Activities: Cash flows used for operating activities were $13.6 million for the three months ended March 31, 2020 as compared to cash flows provided by operating activities of $8.3 million during the three months ended March 31, 2019. Generally, factors that affect our earnings-, for instance, pricing, volume of services, costs and productivity, affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital requirements and cash flows provided by operating activities can be significant.

Cash flows used for operating activities for the three months ended March 31, 2020 was $13.6 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization, expense, stock-based compensation expense, amortization of operating lease right-of-use assets, unrealized gains on short-term investment, deferred income taxes, and others aggregating to $46.1 million. The primary working capital use of net cash of $59.7 million during the three months ended March 31, 2020 was driven by decrease in accrued employee costs and operating lease liabilities, increase in accounts receivables and current and non-current assets.
Investing Activities: Cash flows provided by investing activities were $36.0 million for the three months ended March 31, 2020 as compared to cash flows used for investing activities of $37.2 million for the three months ended March 31, 2019. The increase in cash flows is mainly due to net higher redemption of investments of $49.0 million during the three months ended March 31, 2020 as compared to net purchase of investments of $26.3 million during the three months ended March 31, 2019. This was partially offset by higher capital expenditures of $1.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and additional investment in equity affiliate of $0.7 million during the three months ended March 31, 2020.
Financing Activities: Cash flows provided by financing activities were $86.7 million during the three months ended March 31, 2020 as compared to cash flows provided by financing activities of $19.8 million during the three months ended March 31, 2019. The increase in cash flows provided from financing activities was primarily due to higher net borrowings of $99.8 million (net of repayment) under our Credit Facility (as described below in “Financing Arrangements”) during the three months ended March 31, 2020 as compared to net borrowings (net of repayment) of $35.4 million during the three months ended March 31, 2019 and lower purchases of treasury stock by $1.4 million under our share repurchase program during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
We expect to use cash from operating activities to maintain and expand our business by making investments primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, and purchase telecommunications equipment and computer hardware and software in connection with managing client operations. We incurred $12.3 million of capital expenditures in the three months ended March 31, 2020. We expect to incur capital expenditures of between $32.0 million and $38.0 million in 2020, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (see Note 24 to our unaudited consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

During the quarter ended March 31, 2020, to enhance our liquidity position in response to COVID-19, management has taken certain precautionary measures, including: drawing $100.0 million from our line of credit under our existing Credit Agreement on March 12, 2020, the proceeds of which were available for working capital, general corporate or other purposes as needed, and which was repaid in full on April 20, 2020; and electing to temporarily suspend share repurchases under our 2019 Repurchase Program, and other cost reduction measures related to employee and vendor expenses and capital expenditure plans. The 2019 Repurchase Program remains authorized by the Board of Directors and management has the discretion to resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Financing Arrangements (Debt Facility)
Credit Agreement

On November 21, 2017, we and each of our wholly owned material domestic subsidiaries entered into a credit agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 million revolving credit facility (the “Credit Facility”) with an option to increase the commitments by up to $100.0 million, subject to certain approvals and conditions as set forth in the Credit Agreement. The Credit Agreement also includes a letter of credit sub facility. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, we exercised our option under the Credit Agreement to increase the commitments by $100.0 million thereby utilizing the entire revolver under the Credit Facility of $300.0 million. The incremental commitments were made pursuant to (and constitute part of) the existing commitments and shall be subject to the terms and conditions applicable to the existing commitments as set forth in the Credit Agreement.

As of March 31, 2020, we were in compliance with all financial and non-financial covenants listed under the Credit Agreement.

On October 1, 2018, we entered into a second amendment (the “Amendment”) to our Credit Agreement, as amended, among the Company, as borrower, with certain lenders, and Citibank, N.A. as Administrative Agent to, among other things, permit the issuance by the Company of the Convertible Senior Notes described below, and settlement upon maturity or conversion thereof, in accordance with the Investment Agreement, the indenture dated as of October 4, 2018 and the other documents entered into in connection therewith.
See Note 17 to our unaudited consolidated financial statements herein for further details on our debt facilities.
As of March 31, 2020, we had outstanding indebtedness under the Credit Facility of $199.0 million, of which $100.0 million is expected to be repaid within the next twelve months and is included under “current portion of long-term borrowings” and of which $99.0 million is included under “long-term borrowings”, less current portion” in the unaudited consolidated balance sheets. As of December 31, 2019, we had outstanding indebtedness under the Credit Facility of $99.0 million, of which $40.0 million was included under "current portion of long-term borrowings" and the balance of $59.0 million was included under "long-term borrowings, net of current portion” in the consolidated balance sheets.
Convertible Senior Notes
On October 1, 2018, we entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC, an affiliate of The Orogen Group LLC, relating to the issuance to Orogen Echo LLC of $150.0 million in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the "Notes"). The Notes were issued on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. During the three months ended March 31, 2020 and March 31, 2019, we recognized interest expense of $1.3 million and $1.3 million, respectively, on the Notes. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per one thousand dollar principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require us to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. We may redeem the principal amount of the Notes, at our option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding our exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption). We may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. We used the proceeds from the issuance of Notes to repay $150.0 million of our outstanding borrowings under the Credit Facility.
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

Off-Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of March 31, 2020 and December 31, 2019, we had outstanding letters of credit of $0.5 million each, respectively, that were not recognized in our unaudited and audited consolidated balance sheets, respectively. These are not reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2020:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.3	$0.4	$0.1	$—	$0.8
Operating leases(a)	25.8	45.9	34.5	40.3	146.5
Purchase obligations	12.3	—	—	—	12.3
Other obligations(b)	2.4	4.2	3.4	5.7	15.7
Borrowings:
Principal payments	100.7	99.0	150.0	—	349.7
Interest payments(c)	7.0	13.2	10.5	—	30.7
Total contractual cash obligations(d)	$148.5	$162.7	$198.5	$46.0	$555.7

(a)	Represents lease liabilities payable for the expected lease term.

(b)	Represents estimated payments under the Gratuity Plan.

(c)	Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of March 31, 2020.

(d)	Excludes $1.0 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2020, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of March 31, 2020, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     Other Information

ITEM 1.    Legal Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 24 to our unaudited consolidated financial statements contained herein for details regarding our tax proceedings.

ITEM 1A.    Risk Factors
We have disclosed below, as well as under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider these Risk Factors and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Our results of operations have been adversely affected, and could in the future be materially adversely affected, by the coronavirus pandemic.
The recent outbreak of the Coronavirus Disease 2019 pandemic (“COVID-19”), which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is materially impacting worldwide economic activity and levels of business confidence. COVID-19 has affected us, our customers, employees, contractors, suppliers and business partners, who have been prevented from conducting business activities as usual, including due to shutdowns that have been requested or mandated by governmental authorities. The continued spread of COVID-19 and the measures taken by the governments of countries affected disrupted the continuity of providing services to our customers and adversely impacted our business, financial condition or results of operations, see Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals' actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and our solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our clients' offices and facilities. In the U.S., India, the Philippines, Europe and South Africa, we have large concentrations of employees performing critical operations. Governmental restrictions inhibiting our employees’ ability to access those facilities have disrupted our ability to provide our services and solutions and has resulted in, among other things, losses of revenue, increased costs to implement remote work solutions and possible terminations of client contracts. Clients may also slow down decision making for procuring new services from us, delay planned work, and consider modifying or seek to terminate existing agreements based on force majeure or other provisions. Remote work solutions are limited in their ability to replicate the operational oversight and physical security controls of our office environments and we may suffer operational and information security failures as a result of the changed controls. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Any of these events could cause or contribute to risks and uncertainties enumerated in this Quarterly Report on Form 10-Q or our other filings with the SEC, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2020, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jan 1, 2020 through Jan 31, 2020(1)	83,430	$72.68	70,210	$194,909,939
Feb 1, 2020 through Feb 29, 2020(1)	78,336	$75.94	64,955	$190,000,065
Mar 1, 2020 through Mar 31, 2020	40,600	$48.85	40,600	$188,016,828
Total	202,366	$69.16	175,765	$—
(1) Average of high and low price of common stock on the trading day prior to the vesting date of the shares of restricted stock.

On December 16, 2019, our Board of Directors authorized a $200.0 million common stock repurchase program beginning January 1, 2020 through December 31, 2022 (the “2019 Repurchase Program”). The shares may be purchased by us from time to time from the open market and through private transactions, or otherwise, as determined by us as market conditions warrant.

During the quarter ended March 31, 2020, to enhance our liquidity position in response to COVID-19, management elected to temporarily suspend share repurchases under the 2019 Repurchase Program. The 2019 Repurchase Program remains authorized by the Board of Directors and management has the discretion to resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.

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

Date: May 7, 2020	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)