Form 10-Q
period 2020-06-30
ExlService Holdings, Inc.
filed 2020-08-06
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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

As of July 31, 2020, there were  34,176,255 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,619	$119,165
Short-term investments	171,962	202,238
Restricted cash	4,858	5,453
Accounts receivable, net	157,505	171,864
Prepaid expenses	10,121	13,246
Advance income tax, net	1,003	4,698
Other current assets	27,472	24,594
Total current assets	536,540	541,258
Property and equipment, net	91,848	79,142
Operating lease right-of-use assets	96,789	86,396
Restricted cash	2,298	2,426
Deferred tax assets, net	17,070	11,855
Intangible assets, net	66,296	73,982
Goodwill	348,110	349,529
Other assets	31,599	36,016
Investment in equity affiliate	3,063	2,484
Total assets	$1,193,613	$1,183,088
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,048	$6,564
Current portion of long-term borrowings	20,657	40,867
Deferred revenue	16,752	13,436
Accrued employee costs	42,376	68,885
Accrued expenses and other current liabilities	74,772	74,017
Current portion of operating lease liabilities	18,199	24,148
Income taxes payable, net	2,359	1,432
Total current liabilities	184,163	229,349
Long-term borrowings, less current portion	215,527	194,131
Operating lease liabilities, less current portion	90,934	74,709
Income taxes payable	1,790	1,790
Deferred tax liabilities, net	705	966
Other non-current liabilities	19,566	12,142
Total liabilities	512,685	513,087
Commitments and contingencies (Refer to Note 24)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,818,365 shares issued and 34,320,586 shares outstanding as of June 30, 2020 and 38,480,654 shares issued and 34,185,241 shares outstanding as of December 31, 2019	39	39
Additional paid-in capital	404,704	391,240
Retained earnings	582,743	551,903
Accumulated other comprehensive loss	(104,274)	(84,892)
Total including shares held in treasury	883,212	858,290
Less: 4,497,779 shares as of June 30, 2020 and 4,295,413 shares as of December 31, 2019, held in treasury, at cost	(202,284)	(188,289)
Stockholders’ equity	680,928	670,001

Total equity	680,928	670,001
Total liabilities and stockholders’ equity	$1,193,613	$1,183,088
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues, net	$222,473	$243,509	$468,463	$483,082
Cost of revenues(1)	158,401	162,446	321,057	319,686
Gross profit(1)	64,072	81,063	147,406	163,396
Operating expenses:
General and administrative expenses	28,750	31,228	57,691	63,759
Selling and marketing expenses	13,051	17,647	27,507	35,694
Depreciation and amortization expense	12,405	12,752	24,855	26,419
Impairment and restructuring charges	—	5,580	—	6,807
Total operating expenses	54,206	67,207	110,053	132,679
Income from operations	9,866	13,856	37,353	30,717
Foreign exchange gain, net	1,359	1,202	2,736	2,462
Interest expense	(2,883)	(3,864)	(5,955)	(7,446)
Other income, net	4,225	4,102	6,754	8,525
Income before income tax expense and earnings from equity affiliates	12,567	15,296	40,888	34,258
Income tax expense	4,072	2,670	9,927	6,870
Income before earnings from equity affiliates	8,495	12,626	30,961	27,388
Loss from equity-method investment	66	62	121	129
Net income attributable to ExlService Holdings, Inc. stockholders	$8,429	$12,564	$30,840	$27,259
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.24	$0.36	$0.90	$0.79
Diluted	$0.24	$0.36	$0.89	$0.78
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	34,486,202	34,451,671	34,443,884	34,413,455
Diluted	34,597,688	34,702,547	34,659,146	34,768,203

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$8,429	$12,564	$30,840	$27,259
Other comprehensive (loss)/income:
Unrealized gain/(loss) on cash flow hedges	7,721	3,268	(7,125)	9,205
Foreign currency translation gain/(loss)	6,534	1,017	(10,803)	4,403
Reclassification adjustments
Loss/(Gain) on cash flow hedges(1)	1,127	(884)	198	(1,555)
Retirement benefits(2)	97	(40)	198	(79)
Income tax expense relating to above(3)	(6,649)	(507)	(1,850)	(2,865)
Total other comprehensive income/(loss)	$8,830	$2,854	$(19,382)	$9,109
Total comprehensive income	$17,259	$15,418	$11,458	$36,368

(1)These are reclassified to net income and are included either in cost of revenues or operating expenses, as applicable in the unaudited consolidated statements of income. Refer to Note 16 - Derivatives and Hedge Accounting to the unaudited consolidated financial statements.

(2)These are reclassified to net income and are included in other income, net in the unaudited consolidated statements of income. Refer to Note 19 - Employee Benefit Plans to the unaudited consolidated financial statements.

(3)These are income tax (expense)/benefit recognized on cash flow hedges, retirement benefits and foreign currency translation gains/(losses). Refer to Note 21 - Income Taxes to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended June 30, 2020 and 2019
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of March 31, 2020	38,813,775	$39	$396,939	$574,314	$(113,104)	(4,497,779)	$(202,284)	$655,904
Stock issued against stock-based compensation plans	4,590	—	39	—	—	—	—	39
Stock-based compensation	—	—	7,726	—	—	—	—	7,726
Acquisition of treasury stock	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	8,830	—	—	8,830
Net income	—	—	—	8,429	—	—	—	8,429
Balance as of June 30, 2020	38,818,365	$39	$404,704	$582,743	$(104,274)	(4,497,779)	$(202,284)	$680,928

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of March 31, 2019	38,256,036	$38	$371,144	$498,939	$(77,212)	(3,890,599)	$(162,333)	$259	$630,835
Stock issued against stock-based compensation plans	39,047	—	316	—	—	—	—	—	316
Stock-based compensation	—	—	7,155	—	—	—	—	—	7,155
Acquisition of treasury stock	—	—	—	—	—	(198,160)	(12,130)	—	(12,130)
Non-controlling interest	—	—	18	—	—	—	—	(259)	(241)
Other comprehensive income	—	—	—	—	2,854	—	—	—	2,854
Net income	—	—	—	12,564	—	—	—	—	12,564
Balance as of June 30, 2019	38,295,083	$38	$378,633	$511,503	$(74,358)	(4,088,759)	$(174,463)	$—	$641,353

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the six months ended June 30, 2020 and 2019
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	38,480,654	$39	$391,240	$551,903	$(84,892)	(4,295,413)	$(188,289)	$670,001
Stock issued against stock-based compensation plans	337,711	—	960	—	—	—	—	960
Stock-based compensation	—	—	12,504	—	—	—	—	12,504
Acquisition of treasury stock	—	—	—	—	—	(202,366)	(13,995)	(13,995)
Other comprehensive loss	—	—	—	—	(19,382)	—	—	(19,382)
Net income	—	—	—	30,840	—	—	—	30,840
Balance as of June 30, 2020	38,818,365	$39	$404,704	$582,743	$(104,274)	(4,497,779)	$(202,284)	$680,928

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	37,850,544	$38	$364,179	$484,244	$(83,467)	(3,628,068)	$(146,925)	$250	$618,319
Stock issued against stock-based compensation plans	444,539	—	338	—	—	—	—	—	338
Stock-based compensation	—	—	14,111	—	—	—	—	—	14,111
Acquisition of treasury stock	—	—	—	—	—	(460,691)	(27,538)	—	(27,538)
Allocation of equity component related to issuance costs on convertible notes	—	—	(13)	—	—	—	—	—	(13)
Non-controlling interest	—	—	18	—	—	—	—	(250)	(232)
Other comprehensive income	—	—	—	—	9,109	—	—	—	9,109
Net income	—	—	—	27,259	—	—	—	—	27,259
Balance as of June 30, 2019	38,295,083	$38	$378,633	$511,503	$(74,358)	(4,088,759)	$(174,463)	$—	$641,353

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$30,840	$27,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,806	26,532
Stock-based compensation expense	12,504	14,111
Amortization of operating lease right-of-use assets	13,703	13,701
Unrealized gain on short term investments	(2,842)	(4,362)
Unrealized foreign exchange (gain)/loss, net	(3,316)	1,967
Deferred income tax expense/(benefit)	(663)	(2,631)
Allowance for expected credit losses	389	281
Loss from equity-method investment	121	129
Amortization of non-cash interest expense related to convertible senior notes	1,289	1,218
Impairment charges	—	3,167
Others, net	(1,204)	961
Change in operating assets and liabilities:
Accounts receivable	12,380	(16,478)
Prepaid expenses and other current assets	(1,091)	(2,033)
Advance income tax, net	4,446	1,345
Other assets	3,046	126
Accounts payable	1,943	(2,114)
Deferred revenue	3,066	5,654
Accrued employee costs	(23,497)	(12,567)
Accrued expenses and other liabilities	(4,182)	5,200
Operating lease liabilities	(12,831)	(13,749)
Net cash provided by operating activities	58,907	47,717

Cash flows from investing activities:
Purchases of property and equipment	(22,051)	(22,287)
Investment in equity affiliate	(700)	—
Purchase of non-controlling interest	—	(241)
Purchase of investments	(49,027)	(68,188)
Proceeds from redemption of investments	72,844	91,669
Net cash provided by investing activities	1,066	953

Cash flows from financing activities:
Principal payments of finance lease liabilities	(124)	(207)
Proceeds from borrowings	110,000	46,000
Repayments of borrowings	(110,210)	(79,590)
Payment of debt issuance costs	—	(117)
Acquisition of treasury stock	(13,995)	(27,538)
Proceeds from exercise of stock options	960	338
Net cash used for financing activities	(13,369)	(61,114)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,873)	(240)
Net increase/(decrease) in cash, cash equivalents and restricted cash	43,731	(12,684)
Cash, cash equivalents and restricted cash at the beginning of the period	127,044	104,131
Cash, cash equivalents and restricted cash at the end of the period	$170,775	$91,447

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

The Company’s investments in equity affiliates are initially recorded at cost and any excess purchase consideration paid over proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill. The proportionate share of net income or loss of the investee is recognized in the unaudited consolidated statements of income.

Effective January 1, 2020, the Company made certain operational and structural changes to more closely integrate the Company’s businesses and to simplify its organizational structure. Under the new structure, the Company reports its financial performance based on new segments described in Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements. In conjunction with the new reporting structure, the Company has recast certain prior period amounts, wherever applicable, to conform to the way the Company internally manages and monitors segment performance. This change primarily impacted Note 3 - Segment and Geographical Information and Note 9 - Goodwill and Intangible Assets to the unaudited consolidated financial statements, with no impact on the unaudited consolidated balance sheets, statements of income, comprehensive (loss)/income, equity and cash flows.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
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

As of June 30, 2020, the extent to which the global Coronavirus Disease 2019 pandemic (“COVID-19”) will ultimately impact the Company's business depends on numerous dynamic factors, which the Company still cannot reliably predict. As a result, many of the Company's estimates and assumptions herein required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to COVID-19, the Company’s estimates may materially change in future periods.

(c) Leases

The Company determines if an arrangement is a lease at inception of the contract. Operating leases are recorded in "operating lease right-of-use assets", "current portion of operating lease liabilities" and "operating lease liabilities, less current portion" in the Company's unaudited consolidated balance sheets. Finance leases are recorded in "property and equipment", and current and non-current portion of finance lease liabilities are presented within “accrued expenses and other current liabilities” and “other non-current liabilities,” respectively in the Company's unaudited consolidated balance sheets.

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

The Company accounts for lease-related concessions to mitigate the economic effects of COVID-19 on lessees in accordance with guidance in Topic 842, Leases, to determine, on a lease-by-lease basis, whether the concession provided by lessor should be accounted for as a lease modification.

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

On January 1, 2019, the date of initial application, the Company adopted Topic 842, Leases, using the modified retrospective method. The modified retrospective method provides a method of recognizing those leases which had not expired as of the date of adoption of January 1, 2019.

The adoption resulted in the recognition of ROU assets of $80,328 (net of deferred rent of $8,626) and lease liabilities of $88,954 for operating leases as of January 1, 2019. The Company's accounting for finance leases remained substantially

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
unchanged. The adoption had no impact on opening balance of retained earnings. Refer to Note 20 - Leases to the unaudited consolidated financial statements for details.

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

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of this ASU.

(e) Recently Adopted Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new guidance replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost of the financial asset(s) so as to present the net carrying value at the amount expected to be collected on the financial asset. The Company adopted Topic 326 as of January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to its retained earnings. The adoption of the ASU had no impact to equity as of January 1, 2020 with a corresponding offset to accounts receivable. Further, the impact of adoption of this guidance did not have a material effect on the Company's accounting policies, processes, and systems. Refer to Note 4 - Revenues, net to the unaudited consolidated financial statements for details.

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
June 30, 2020
(In thousands, except share and per share amounts)
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

•Insurance,
•Healthcare,
•Emerging Business, and
•Analytics

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
June 30, 2020
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

Revenues and cost of revenues for the three months ended June 30, 2020 and 2019, respectively, for each of the reportable segments, are as follows:

	Three months ended June 30, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$81,281	$24,978	$34,535	$81,679	$222,473
Cost of revenues(1)	59,113	19,640	22,416	57,232	158,401
Gross profit(1)	$22,168	$5,338	$12,119	$24,447	$64,072
Operating expenses					54,206
Foreign exchange gain, interest expense and other income, net					2,701
Income tax expense					4,072
Loss from equity-method investment					66
Net income					$8,429

(1) Exclusive of depreciation and amortization expense.

	Three months ended June 30, 2019
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$85,581	$21,730	$48,327	$87,871	$243,509
Cost of revenues(1)	59,414	17,749	27,852	57,431	162,446
Gross profit(1)	$26,167	$3,981	$20,475	$30,440	$81,063
Operating expenses					67,207
Foreign exchange gain, interest expense and other income, net					1,440
Income tax expense					2,670
Loss from equity-method investment					62
Net income					$12,564

(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
Revenues and cost of revenues for the six months ended June 30, 2020 and 2019, respectively, for each of the reportable segments, are as follows:

	Six months ended June 30, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$165,020	$52,007	$77,326	$174,110	$468,463
Cost of revenues(1)	118,078	39,233	47,898	115,848	321,057
Gross profit(1)	$46,942	$12,774	$29,428	$58,262	$147,406
Operating expenses					110,053
Foreign exchange gain, interest expense and other income, net					3,535
Income tax expense					9,927
Loss from equity-method investment					121
Net income					$30,840

(1) Exclusive of depreciation and amortization expense.

	Six months ended June 30, 2019
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$166,867	$43,978	$97,405	$174,832	$483,082
Cost of revenues(1)	114,657	35,551	55,145	114,333	319,686
Gross profit(1)	$52,210	$8,427	$42,260	$60,499	$163,396
Operating expenses					132,679
Foreign exchange gain, interest expense and other income, net					3,541
Income tax expense					6,870
Loss from equity-method investment					129
Net income					$27,259

(1) Exclusive of depreciation and amortization expense.

Revenues, net by service type, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
BPM and related services(1)	$140,794	$155,638	$294,353	$308,250
Analytics services	81,679	87,871	174,110	174,832
Revenues, net	$222,473	$243,509	$468,463	$483,082

(1) BPM and related services include revenues of the Company's Insurance, Healthcare and Emerging Business operating segments. Refer to the reportable segment disclosure above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues, net
United States	$189,032	$197,901	$396,912	$394,005
Non-United States
United Kingdom	18,830	30,155	42,108	59,256
Rest of World	14,611	15,453	29,443	29,821
Total Non-United States	33,441	45,608	71,551	89,077
Revenues, net	$222,473	$243,509	$468,463	$483,082

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	June 30, 2020	December 31, 2019
Long-lived assets
India	$101,073	$78,244
United States	50,121	52,375
Philippines	28,558	26,006
Rest of World	8,885	8,913
Long-lived assets	$188,637	$165,538

4. Revenues, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	June 30, 2020	December 31, 2019
Accounts receivable, net	$157,505	$171,864
Contract assets	$5,074	$5,391
Contract liabilities
Deferred revenue (consideration received in advance)	$14,739	$11,259
Consideration received for process transition activities	$2,579	$3,036

Accounts receivable includes $71,489 and $73,920 as of June 30, 2020 and December 31, 2019, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
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

Revenue recognized during the three and six months ended June 30, 2020 and 2019, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue recognized	$2,226	$1,450	$8,194	$4,226

Contract acquisition and fulfillment costs

	Contract Acquisition Costs
	Three months ended		Six months ended		Year ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019
					(Audited)
Opening Balance	$1,215	$513	$1,307	$713	$713
Addition	187	—	187	—	1,222
Amortization	(132)	(44)	(224)	(244)	(628)
Closing Balance	$1,270	$469	$1,270	$469	$1,307

	Contract Fulfillment Costs
	Three months ended		Six months ended		Year ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019
					(Audited)
Opening Balance	$6,916	$4,472	$7,255	$4,051	$4,051
Addition	363	1,441	647	2,167	4,652
Amortization	(499)	(305)	(1,122)	(610)	(1,448)
Closing Balance	$6,780	$5,608	$6,780	$5,608	$7,255

There was no impairment for contract acquisition and contract fulfillment costs as of June 30, 2020 and December 31, 2019. The capitalized costs are amortized on a straight line basis over the life of the contract.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
Allowance for expected credit losses

On January 1, 2020, the Company adopted ASC Topic 326, Financial Instruments-Credit Losses. Accounts receivable and contract assets are in the scope for which assessment is made. The Company evaluates the credit risk of its customers based on a combination of various financial and qualitative factors that may affect the ability of each customer to pay. The Company considered current and anticipated future economic conditions relating to the industries of the Company’s customers and the countries where it operates. In calculating expected credit loss, the Company also considered past payment trends, credit rating and other related credit information for its significant customers to estimate the probability of default in the future and estimates relating to the possible effects resulting from COVID-19.

The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected losses is subject to significant judgment, including but not limited to changes in customers’ credit rating, and may cause variability in the Company’s allowance for credit losses in future periods.

As of January 1, 2020 the Company’s provision for doubtful receivables was $1,163, which was based on previous U.S. GAAP standards. There was no material impact on provision when calculated by applying the Topic 326 guidance.

	As of
	June 30, 2020	January 1, 2020
Accounts receivable, including unbilled receivables	$158,939	$173,027
Less: Allowance for lifetime expected credit loss	(1,434)	(1,163)
Accounts receivable, net	$157,505	$171,864

The movement in allowance for current expected credit loss on customer balances for the three and six months ended June 30, 2020 and 2019 and year ended December 31, 2019 was as follows:

	Three months ended		Six months ended		Year ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019
Balance at the beginning of the period	$1,346	$1,255	$1,163	$956	$956
Additions during the period, net	186	(33)	381	265	354
Charged against allowance	(100)	(53)	(100)	(54)	(156)
Translation adjustment, if any	2	(1)	(10)	1	9
Balance at the end of the period	$1,434	$1,168	$1,434	$1,168	$1,163

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerators:
Net income	$8,429	$12,564	$30,840	$27,259
Denominators:
Basic weighted average common shares outstanding	34,486,202	34,451,671	34,443,884	34,413,455
Dilutive effect of share-based awards	111,486	250,876	215,262	354,748
Diluted weighted average common shares outstanding	34,597,688	34,702,547	34,659,146	34,768,203
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.24	$0.36	$0.90	$0.79
Diluted	$0.24	$0.36	$0.89	$0.78
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	638,318	69	404,315	212,751
6. Cash, Cash Equivalents and Restricted Cash

For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	June 30, 2020	June 30, 2019
Cash and cash equivalents	$163,619	$84,842
Restricted cash (current)	4,858	4,098
Restricted cash (non-current)	2,298	2,507
Cash, cash equivalents and restricted cash	$170,775	$91,447

7. Other Income, net
Other income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gain on sale and mark-to-market of mutual funds, net	$3,109	$3,318	$5,166	$6,844
Interest income	632	697	1,164	1,493
Others, net	484	87	424	188
Other income, net	$4,225	$4,102	$6,754	$8,525

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	June 30, 2020	December 31, 2019
Owned Assets:
Network equipment and computers	3-5	$96,759	$98,309
Software	3-5	90,746	79,746
Leasehold improvements	3-8	44,328	44,982
Office furniture and equipment	3-8	20,675	22,046
Motor vehicles	2-5	578	601
Buildings	30	1,053	1,114
Land	—	689	729
Capital work in progress	—	10,784	10,309
		265,612	257,836
Less: Accumulated depreciation and amortization		(174,333)	(179,331)
		$91,279	$78,505
Right-of-use assets under finance leases:
Leasehold improvements		$644	$738
Office furniture and equipment		210	308
Motor vehicles		710	711
		1,564	1,757
Less: Accumulated depreciation and amortization		(995)	(1,120)
		$569	$637
Property and equipment, net		$91,848	$79,142

Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.

During the three and six months ended June 30, 2020, there were no changes in estimated useful lives of property and equipment.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$8,975	$7,198	$17,271	$15,337

The effect of foreign exchange (loss)/gain upon settlement of cash flow hedges recorded under depreciation and amortization, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Effect of foreign exchange (loss)/gain	$(71)	$56	$(49)	$113

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
Internally developed software costs, included under Software, was as follows:

	As of
	June 30, 2020	December 31, 2019
Cost	$14,891	$15,784
Less : Accumulated amortization	(4,477)	(4,989)
Internally developed software, net	$10,414	$10,795

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Amortization expense	$1,846	$559	$2,677	$1,206

During the three and six months ended June 30, 2019, the Company performed an impairment test of its long-lived assets related to its Health Integrated business. Based on the results, the long-lived assets carrying value exceeded its fair value. The primary factor contributing to a reduction in the fair value is the wind-down of the Health Integrated business, due to reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized impairment charges of $951 and $2,178 during the three and six months ended June 30, 2019, respectively, to write down the carrying value of property and equipment to its fair value. This impairment charge was recorded in the unaudited consolidated statements of income under "Impairment and restructuring charges".

As of June 30, 2020, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on undiscounted cash flows is subject to significant judgment and may cause variability in the Company’s assessment of the existence of any impairment.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	TT&L	F&A	All Other	Analytics	Total
Balance at January 1, 2019	$38,203	$19,276	$—	$12,697	$47,193	$5,326	$227,289	$349,984
Currency translation adjustments	73	—	—	(240)	(288)	—	—	(455)
Balance at December 31, 2019	$38,276	$19,276	$—	$12,457	$46,905	$5,326	$227,289	$349,529
Goodwill reallocation(1)	12,192	2,693	49,803	(12,457)	(46,905)	(5,326)	—	—
Currency translation adjustments	(303)	(38)	(1,076)	—	—	—	(2)	(1,419)
Balance at June 30, 2020	$50,165	$21,931	$48,727	$—	$—	$—	$227,287	$348,110

        (1) Represents the reallocation of goodwill as a result of the Company reorganizing its operating segments as described in Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements.

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

During the second quarter of 2020, the Company evaluated the continuing effects of COVID-19 and its impact on the global economy on each of the Company’s reporting units to assess whether there was a triggering event during the quarter requiring the Company to perform a goodwill impairment test. The Company considered certain improvements in current and forecasted economic and market conditions and qualitative factors, such as, the Company’s performance and business forecasts, stock price movements and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the interim impairment quantitative test performed during the first quarter of 2020. The Company did not identify any triggers or indications of potential impairment for its reporting units as of June 30, 2020. The Company will continue to monitor the impacts of COVID-19 on the Company and significant changes in key assumptions that could result in future period impairment charges.

The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. There can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. These estimates and judgements may not be within the control of the Company and accordingly it is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on cash flows, long-term debt-free net cash flow growth rate in the terminal year and discount rates are subject to significant judgments and may cause variability in the Company’s assessment of existence of any impairment.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$73,160	$(23,440)	$49,720
Developed technology	23,348	(9,511)	13,837
Trade names and trademarks	5,100	(3,261)	1,839
	$101,608	$(36,212)	$65,396
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$102,508	$(36,212)	$66,296

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$97,602	$(43,330)	$54,272
Developed technology	26,976	(10,687)	16,289
Trade names and trademarks	5,100	(2,579)	2,521
	$129,678	$(56,596)	$73,082
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$130,578	$(56,596)	$73,982

The amortization expense for the period is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Amortization expense	$3,430	$5,554	$7,584	$11,082

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	7.33
Developed technology	3.17
Trade names and trademarks (Finite lived)	2.09

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)

Estimated future amortization expense related to intangible assets as of June 30, 2020 is as follows:
2020 (July 1 - December 31)	$6,822
2021	12,730
2022	11,325
2023	9,036
2024	6,694
2025 and thereafter	18,789
Total	$65,396
10. Other Current Assets
Other current assets consist of the following:

	As of
	June 30, 2020	December 31, 2019
Derivative instruments	$4,128	$4,076
Advances to suppliers	1,837	1,581
Receivables from statutory authorities	13,827	12,608
Contract assets	1,744	1,414
Deferred contract fulfillment costs	2,208	1,673
Interest accrued on fixed deposits	344	439
Others	3,384	2,803
Other current assets	$27,472	$24,594
11. Other Assets
Other assets consist of the following:

	As of
	June 30, 2020	December 31, 2019
Lease deposits	$9,738	$9,983
Derivative instruments	1,734	3,433
Deposits with statutory authorities	7,423	7,540
Term deposits	1,829	1,983
Contract assets	3,330	3,977
Deferred contract fulfillment costs	4,572	5,582
Others	2,973	3,518
Other assets	$31,599	$36,016

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2020	December 31, 2019
Accrued expenses	$41,724	$50,097
Payable to statutory authorities	9,360	9,247
Accrued capital expenditure	9,043	3,035
Derivative instruments	4,749	1,783
Client liabilities	5,070	6,378
Interest payable	1,416	1,492
Other current liabilities	3,157	1,732
Finance lease liabilities	253	253
Accrued expenses and other current liabilities	$74,772	$74,017
13. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	June 30, 2020	December 31, 2019
Derivative instruments	$3,496	$1,250
Unrecognized tax benefits	1,047	1,047
Retirement benefits	6,803	6,517
Deferred transition revenue	1,586	1,911
Accrued capital expenditure	3,373	—
Others	2,904	987
Finance lease liabilities	357	430
Other non-current liabilities	$19,566	$12,142
14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”), consists of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. Changes in the fair values of these foreign currency exchange contracts are recognized in AOCI on the Company's unaudited consolidated balance sheets until the settlement of those contracts. The balances as of June 30, 2020 and December 31, 2019 are as follows:

	As of
	June 30, 2020	December 31, 2019
Cumulative foreign currency translation loss	$(97,766)	$(86,963)
Unrealized (loss)/gain on cash flow hedges	(2,323)	4,604
Retirement benefits	(1,582)	(1,780)
Income tax expense relating to above (1)	(2,603)	(753)
Accumulated other comprehensive loss	$(104,274)	$(84,892)

(1) These are income tax (expenses)/benefits recognized on cash flow hedges, retirement benefits and foreign currency translation losses. Refer to Note 21 - Income Taxes to the unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2020 and December 31, 2019.

As of June 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$117,490	$—	$—	$117,490
Derivative financial instruments	—	5,862	—	5,862
Total	$117,490	$5,862	$—	$123,352
Liabilities
Derivative financial instruments	$—	$8,245	$—	$8,245
Total	$—	$8,245	$—	$8,245

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$166,330	$—	$—	$166,330
Derivative financial instruments	—	7,509	—	7,509
Total	$166,330	$7,509	$—	$173,839
Liabilities
Derivative financial instruments	$—	$3,033	$—	$3,033
Total	$—	$3,033	$—	$3,033

* Represents those short-term investments, which are carried at the fair value option under ASC 825 "Financial Instruments” as of June 30, 2020 and December 31, 2019.

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer to Note 16 - Derivatives and Hedge Accounting to the unaudited consolidated financial statements for further details.
Financial instruments not carried at fair value:

The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents, short-term investments (except investment in mutual funds, as disclosed above), restricted cash, accrued interest on term deposits, accrued capital expenditure, accrued expenses and interest payable on borrowings for which fair values approximate their carrying amounts due to their short-term nature. The carrying value of the Company’s outstanding revolving credit facility approximates its fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
Convertible Senior Notes:

The total estimated fair value of the convertible senior notes as of June 30, 2020 and December 31, 2019 was $141,023 and $149,934, respectively. The fair value was determined based on the market yields for similar Notes as of the June 30, 2020 and December 31, 2019, respectively. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.

Nonrecurring fair value measurements of assets:

Nonrecurring fair value measurements include impairment tests conducted by the Company during the six months ended June 30, 2020 of its goodwill related to its Healthcare Analytics and Healthcare BPM reporting units. The fair value determination for goodwill was based on Company’s internal assessment, which are Level 3 inputs. During the six months ended June 30, 2020, the Company did not recognize any impairment charges on goodwill as the fair values exceeded their carrying value. Refer to Note 9 - Goodwill and Intangible Assets to the unaudited consolidated financial statements for further details.

During the year ended December 31, 2019, the Company conducted impairment tests of its long-lived assets and ROU assets related to its Health Integrated business. The fair value determination for ROU assets was based on third party quotes, which are Level 2 inputs, and for other long-lived assets, it was based on Company’s internal assessment, which are Level 3 inputs. During the year ended December 31, 2019, the Company recognized impairment charges on long-lived assets and ROU assets to write down the carrying value to their fair values.

16. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $421,630 (including $750 of range forward contracts) as of June 30, 2020 and $410,390 (including $4,300 of range forward contracts) as of December 31, 2019.

Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of these cash flow hedges is recorded along with the underlying hedged item in the same line of unaudited consolidated statements of income as either a part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, “Depreciation and amortization expense”, as applicable. The impact of COVID-19 on the economic environment is uncertain and may cause variability in determination of fair value of these cash flow hedges, which could impact the effects of change in fair value that get recorded as a component of accumulated other comprehensive income/(loss) and also resultant exchange gain/(loss) upon settlement of derivative financial instruments.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.

The Company estimates that approximately $561 of net derivative losses, excluding tax effects, included in AOCI, representing changes in the fair value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2020. At June 30, 2020, the maximum outstanding term of the cash flow hedges was 45 months.

The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The impact of COVID-19 on the economic environment is uncertain and may cause variability in determination of fair value of these derivatives, which could impact the effects of change in fair value that get recorded in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian Rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos, Czech Koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to $106,988, GBP 9,487 and EUR 1,453 as of June 30, 2020 and $124,045, GBP 10,843 and EUR 1,289 as of December 31, 2019.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	June 30, 2020	December 31, 2019
Other current assets	$4,070	$3,945
Other assets	$1,734	$3,433
Accrued expenses and other current liabilities	$4,631	$1,524
Other non-current liabilities	$3,496	$1,250

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	June 30, 2020	December 31, 2019
Other current assets	$58	$131
Accrued expenses and other current liabilities	$118	$259

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
Forward Exchange Contracts:	2020	2019	2020	2019
Unrealized gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$7,721	$3,268	$(7,125)	$9,205

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$3,204	$2,923	$(1,011)	$4,319

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended June 30,
	2020		2019
	As per unaudited consolidated statements of income	(Loss)/Gain on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$158,401	$(851)	$162,446	$719
General and administrative expenses	$28,750	(187)	$31,228	106
Selling & marketing expenses	$13,051	(9)	$17,647	12
Depreciation & amortization expense	$12,405	(80)	$12,752	47
		$(1,127)		$884

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain, net	$1,359	$3,204	$1,202	$2,923
	$1,359	$3,204	$1,202	$2,923

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Six months ended June 30,
	2020		2019
	As per unaudited consolidated statements of income	Loss on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$321,057	$(39)	$319,686	$1,250
General and administrative expenses	$57,691	(114)	$63,759	186
Selling & marketing expenses	$27,507	(5)	$35,694	19
Depreciation & amortization expense	$24,855	(40)	$26,419	100
		$(198)		$1,555

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$2,736	$(1,011)	$2,462	$4,319
	$2,736	$(1,011)	$2,462	$4,319

17. Borrowings
The following tables summarizes the Company’s debt position as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020
	Revolver Credit Facility	Structured Payables	Notes	Total
Current portion of long-term borrowings	$20,000	$657	$—	$20,657

Long-term borrowings	79,000	—	150,000	229,000
Unamortized debt discount	—	—	(12,562)	(12,562)
Unamortized debt issuance costs*	—	—	(911)	(911)
Long-term borrowings	79,000	—	136,527	215,527

Total borrowings	$99,000	$657	$136,527	$236,184

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)

	As of December 31, 2019
	Revolver Credit Facility	Structured Payables	Notes	Total
Current portion of long-term borrowings	$40,000	$867	$—	$40,867

Long-term borrowings	59,000	—	150,000	209,000
Unamortized debt discount	—	—	(13,851)	(13,851)
Unamortized debt issuance costs*	—	—	(1,018)	(1,018)
Long-term borrowings	59,000	—	135,131	194,131

Total borrowings	$99,000	$867	$135,131	$234,998

*Unamortized debt issuance costs for the Company’s revolver Credit Facility of $619 and $748 as of June 30, 2020 and December 31, 2019, respectively, is presented under “Other current assets” and “Other assets” in the consolidated balance sheets.

Revolver Credit Agreement

The Company’s $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”) with certain lenders and Citibank N.A. as Administrative Agent (the “Credit Facility”) carried an effective interest rate as shown below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Effective interest rate	2.2%	4.2%	2.6%	4.0%

As of June 30, 2020 and December 31, 2019, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
During the three and six months ended June 30, 2020 and 2019, the Company recognized interest expense and amortization of debt discount, on the Notes as below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest expense on Notes	$1,313	$1,269	$2,625	$2,581
Amortization of debt discount on Notes	$654	$618	$1,289	$1,218

Future principal payments/maturities for all of the Company's borrowings as of June 30, 2020 were as follows:

	Notes	Revolver Credit Facility	Structured Payables	Total
2020 (July - December)	$—	$20,000	$657	$20,657
2021	—	20,000	—	20,000
2022	—	59,000	—	59,000
2023	—	—	—	—
2024	150,000	—	—	150,000
Total	$150,000	$99,000	$657	$249,657
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of June 30, 2020 and December 31, 2019, the Company had outstanding letters of credit of $461 each, that were not recognized in the consolidated balance sheets.

18. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
During the three and six months ended June 30, 2020 and 2019, the Company purchased shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended June 30, 2020	—	$—	$—
Three months ended June 30, 2019	—	$—	$—

Six months ended June 30, 2020	26,601	$2,012	$75.63
Six months ended June 30, 2019	22,666	$1,408	$62.11
(1) The weighted average purchase price per share was the closing price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

On February 28, 2017, the Company’s Board of Directors authorized an additional common stock repurchase program (the “2017 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2017 through 2019 up to an aggregate additional amount

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
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

During the three and six months ended June 30, 2020 and 2019, the Company purchased shares of its common stock, including commissions, under the 2019 Repurchase Program and the 2017 Repurchase Program, respectively, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended June 30, 2020	—	$—	$—
Three months ended June 30, 2019	198,160	$12,130	$61.21

Six months ended June 30, 2020	175,765	$11,983	$68.18
Six months ended June 30, 2019	438,025	$26,130	$59.65

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.
The 2019 Repurchase Program may be suspended or discontinued at any time. During the quarter ended March 31, 2020, to enhance the Company’s liquidity position in response to COVID-19, the Company elected to temporarily suspend share repurchases under the 2019 Repurchase Program. The 2019 Repurchase Program remains authorized by the Board of Directors and the Company resumed share repurchases effective July 1, 2020, considering improved market conditions, the Company’s capital and liquidity needs and other factors.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service cost	$664	$493	$1,342	$980
Interest cost	237	221	480	440
Expected return on plan assets	(157)	(144)	(318)	(286)
Amortization of actuarial (gain)/loss	97	(40)	198	(79)
Net gratuity cost	$841	$530	$1,702	$1,055

The Gratuity Plan in India is partially funded whereas the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund of the Gratuity Plan established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the Gratuity Plans, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company expects to earn a return of approximately 7.0% per annum on these Gratuity Plans for the year ended December 31, 2020. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on assets and obligations related to employee benefit plans is subject to significant judgment and may cause variability in the Company’s net periodic benefit cost in future periods.

Change in Plan Assets
Plan assets at January 1, 2020	$8,784
Actual return	285
Employer contribution	—
Benefits paid*	(431)
Effect of exchange rate changes	(477)
Plan assets at June 30, 2020	$8,161
* Benefits payments were substantially made through the plan assets during the six months ended June 30, 2020.

The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4.0% of employee compensation within certain limits. During the three months ended March 31, 2020 and six months ended June 30, 2020, to enhance the Company’s liquidity position in response to COVID-19, the Company elected to temporarily suspend making any discretionary contributions to the 401(k) Plans.

The Company's accrual for contributions to the 401(k) Plans were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Contribution to the 401(k) Plan	$29	$909	$255	$2,122

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
The Company's contribution for various defined benefit plans on behalf of employees in India, the Philippines, Bulgaria, Romania, the Czech Republic, South Africa, Colombia, Australia and Singapore were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Contribution to the defined benefit plans	$2,646	$2,762	$5,624	$4,816

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

The impact of the COVID-19 pandemic on the economic environment is uncertain and has caused variability in the determination of the incremental borrowing rate, which has impacted the measurement of lease liabilities and ROU assets.

The Company accounts for lease-related concessions to mitigate the economic effects of COVID-19 on lessees in accordance with guidance in Topic 842, Leases, to determine on lease-by-lease basis, whether the concession provided by a lessor should be accounted for as a lease modification. Such concessions had an insignificant impact on our unaudited consolidated financial statements during the three and six months ended June 30, 2020.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)

Supplemental balance sheet information

	As of
	June 30, 2020	December 31, 2019
Operating Lease
Operating lease right-of-use assets	$96,789	$86,396

Operating lease liabilities - Current	$18,199	$24,148
Operating lease liabilities - Non-current	90,934	74,709
Total operating lease liabilities	$109,133	$98,857

Finance Lease
Property and equipment, gross	$1,564	$1,757
Accumulated depreciation	(995)	(1,120)
Property and equipment, net	$569	$637

Finance lease liabilities - Current	$253	$253
Finance lease liabilities - Non-current	357	430
Total finance lease liabilities	$610	$683

Finance lease liabilities are presented as a part of “accrued expenses and other current liabilities” and “other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.

During the three months ended June 30, 2019, the Company performed an impairment test of its long-lived assets of its Health Integrated business. Based on the results, the operating lease ROU assets carrying value exceeded their fair value. As a result of this analysis, the Company recognized impairment on ROU assets of $989 during the three and six months ended June 30, 2019, in the unaudited consolidated statements of income under "impairment and restructuring charges".

The components of lease cost, which are included in the Company's unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended June 30,		Six months ended June 30,
Finance lease:	2020	2019	2020	2019
Amortization of right-of-use assets	$63	$92	$125	$187
Interest on lease liabilities	20	20	50	45
	83	112	175	232

Operating lease(a)	6,850	6,684	13,703	13,701
	6,850	6,684	13,703	13,701

Sublease income	—	(105)	—	(105)
Total lease cost	$6,933	$6,691	$13,878	$13,828
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
Supplemental cash flow and other information related to leases are as follows:

	Six months ended June 30,
	2020	2019
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$12,831	$13,749
Operating cash outflows for finance leases	$50	$45
Financing cash outflows for finance leases	$124	$207
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,999	$27,750
Right-of-use assets obtained in exchange for new finance lease liabilities	$75	$144
Weighted-average remaining lease term
Finance lease	2.1 years	2.4 years
Operating lease	6.8 years	6.5 years
Weighted-average discount rate
Finance lease	10.2%	8.7%
Operating lease	7.4%	7.3%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, applicable to the respective geographies where the leases were entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.

Maturities of lease liabilities as of June 30, 2020 are as follows:

	Operating Leases	Finance Leases
2020 (July 1 - December 31)	$12,989	$183
2021	24,909	266
2022	23,121	153
2023	21,205	103
2024	16,841	32
2025 and thereafter	43,770	6
Total lease payments	$142,835	$743
Less: Imputed interest	33,702	133
Present value of lease liabilities	$109,133	$610

Maturities of minimum lease payments as of December 31, 2019 are as follows:

During the next twelve months ending December 31,	Operating Leases	Capital Leases
2020	$26,932	$325
2021	23,783	251
2022	21,526	157
2023	19,381	86
2024	14,865	22
2025 and thereafter	23,983	—
Total minimum lease payment	$130,470	$841
Less: Imputed interest	31,613	158
Present value of minimum lease payments	$98,857	$683

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)

21. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. The impact of COVID-19 on the economic environment is uncertain and may change the annual effective tax rate, which could impact tax expense.

The Company recorded income tax expense of $4,072 and $2,670 for the three months ended June 30, 2020 and 2019, respectively. The Company's effective tax rate increased from 17.5% during the three months ended June 30, 2019 to 32.4% during the three months ended June 30, 2020, primarily as a result of recording a one-time tax expense of $1,320 due to electing a new tax regime for two of the Company’s Indian subsidiaries which provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits. Accordingly, the Company recorded one-time tax expense of $573 on re-measurement of the Company’s Indian subsidiaries’ deferred taxes to a lower corporate tax rate and one-time tax expense of $747 resulting from foregoing the minimum alternative tax credits.

The Company recorded income tax expense of $9,927 and $6,870 for the six months ended June 30, 2020 and 2019, respectively. The Company's effective tax rate increased from 20.1% during the six months ended June 30, 2019 to 24.3% during the six months ended June 30, 2020, primarily as a result of (i) recording a one-time tax expense of $1,320 due to electing a new tax regime for two of the Company’s Indian subsidiaries which provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits during the six months ended June 30, 2020, compared to a benefit of $1,471 recorded during the six months ended June 30, 2019 and (ii) recording of excess tax benefits related to stock awards of $1,822 pursuant to ASU No. 2016-09 during the six months ended June 30, 2020 compared to $1,072 during the six months ended June 30, 2019.
Income tax (deferred) recognized in other comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income tax benefit/(expense) on:
Unrealized gain/(loss) on cash flow hedges	$(2,702)	$(113)	$2,106	$(1,656)
Retirement benefits	257	19	248	(90)
Currency translation adjustments	(4,204)	(413)	(4,204)	(1,119)
Total income tax expense recognized in other comprehensive income	$(6,649)	$(507)	$(1,850)	$(2,865)

22. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of revenues	$1,624	$1,638	$3,042	$2,964
General and administrative expenses	3,112	2,781	4,680	5,756
Selling and marketing expenses	2,990	2,736	4,782	5,391
Total	$7,726	$7,155	$12,504	$14,111
As of June 30, 2020, the Company had 2,305,155 shares available for grant under the 2018 Omnibus Incentive Plan.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	98,161	$23.39	$4,522	1.86
Granted	—	—	—	—
Exercised	(41,422)	23.18	1,993	—
Forfeited	—	—	—	—
Outstanding at June 30, 2020	56,739	$23.54	$2,261	1.54
Vested and exercisable at June 30, 2020	56,739	$23.54	$2,261	1.54
The unrecognized compensation cost for unvested options as of June 30, 2020 was $nil.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2019*	27,384	$48.72	913,094	$59.61
Granted	—	—	392,287	77.01
Vested	—	—	(310,657)	56.59
Forfeited	—	—	(43,318)	63.87
Outstanding at June 30, 2020*	27,384	$48.72	951,406	$67.58

* As of June 30, 2020 and December 31, 2019 restricted stock units vested for which the underlying common stock is yet to be issued were 181,638 and 167,270, respectively.
As of June 30, 2020, unrecognized compensation cost of $55,720 is expected to be expensed over a weighted average period of 2.85 years.
Performance Based Stock Awards

Performance based restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2019	87,685	$62.54	87,670	$82.10
Granted	61,368	78.29	61,352	102.10
Vested	—	—	—	—
Forfeited	(2,063)	62.24	(2,062)	80.33
Outstanding at June 30, 2020	146,990	$69.12	146,960	$90.47
As of June 30, 2020, unrecognized compensation cost of $8,959 is expected to be expensed over a weighted average period of 2.01 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
The impact of COVID-19 on the economic environment is uncertain and has caused variability in the estimation of number of performance based restricted stock units that will eventually vest and the related compensation cost to be recognized in the unaudited consolidated statements of income.

23. Related Party Disclosures

On October 1, 2018, the Company entered into the Investment Agreement with the Purchaser relating to the issuance to the Purchaser of $150,000 aggregate principal amount of the Notes. In connection with the investment, Vikram S. Pandit, Chairman and CEO of The Orogen Group LLC (an affiliate of the Purchaser), was appointed to Company’s Board of Directors.

The Company had outstanding Notes with a principal amount of $150,000 each as of June 30, 2020 and December 31, 2019 and interest accrued of $1,313 each as of June 30, 2020 and December 31, 2019, related to the Investment Agreement.

The Company recognized interest expense on the Notes related to the Investment Agreement s as below. Refer to Note 17 – Borrowings to the unaudited consolidated financial statements for details.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest expense on Notes	$1,313	$1,269	$2,625	$2,581

24. Commitments and Contingencies

Capital Commitments

At June 30, 2020, the Company had committed to spend approximately $9,900 under agreements to purchase property and equipment. This amount is net of capital advances paid as of June 30, 2020 which are recognized in the unaudited consolidated balance sheets as property and equipment.

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

Contingencies

The U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2020
(In thousands, except share and per share amounts)
and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For the U.S., the Philippines and India, tax year 2016 and subsequent tax years remain open for examination by the tax authorities as of June 30, 2020.

The aggregate amount demanded by income tax authorities (net of advance payments, if any) from the Company related to its transfer pricing issues for tax years 2003 to 2015 and its permanent establishment issues for tax years 2003 to 2007 as of June 30, 2020 and December 31, 2019 is $16,152 and $16,220, respectively, of which the Company has made payments and/or provided bank guarantees to the extent $7,856 and $8,108, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,102 and $6,252 as of June 30, 2020 and December 31, 2019, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,754 and $1,856 as of June 30, 2020 and December 31, 2019, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheets.

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

In February 2019, there was a judicial pronouncement in India with respect to defined contribution benefits payments interpreting certain statutory defined contribution obligations of employees and employers. Currently some of the Company's subsidiaries in India are undergoing assessment with the statutory authorities. As of the reporting date, it is unclear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation may result in a significant increase in contributions payable by the Company for past periods for certain of its India-based employees. There are numerous interpretative challenges concerning the retrospective application of the judgment. Due to such challenges and a lack of interpretive guidance, and based on legal advice, the Company believes it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make. Accordingly, the Company will re-evaluate the amount of a potential provision, if any, upon further developments.

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

We have described in this Quarterly Report on Form 10-Q, the impact of the global Coronavirus Disease 2019 pandemic (“COVID-19”) on our financial results for the quarter ended June 30, 2020. However, it remains difficult to predict at this time what impact, the spread of COVID-19 will have on our 2020 financial results. See "Cautionary Note Regarding Forward-Looking Statements" below and in Item 1A-“Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for further information regarding risks and uncertainties relating to COVID-19.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Many of the following risks, uncertainties and other factors identified below are, and will be, amplified by COVID-19. These factors include but are not limited to:
•our results of operations have been affected and could in the future be adversely impacted by COVID-19;
•our dependence on a limited number of clients in a limited number of industries;
•worldwide political, economic or business conditions;
•negative public reaction in the U.S. or elsewhere to offshore outsourcing;
•fluctuations in our earnings;
•our ability to attract and retain clients including in a timely manner;
•our ability to successfully consummate or integrate strategic acquisitions;
•our ability to accurately estimate and/or manage the costs and/or timing of winding down businesses;
•restrictions on immigration;
•our ability to hire and retain enough sufficiently trained employees to support our operations;
•our ability to grow our business or effectively manage growth and international operations;
•any changes in the senior management team;
•increasing competition in our industry;
•telecommunications or technology disruptions;
•our ability to withstand the loss of a significant customer;
•our ability to realize the entire book value of goodwill and other intangible assets from acquisitions;

•regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;
•changes in tax laws or decisions regarding repatriation of funds held abroad;
•ability to service debt or obtain additional financing on favorable terms;
•legal liability arising out of customer contracts;
•technological innovation;
•political or economic instability in the geographies in which we operate;
•operational and information security failures arising as a result of remote work solutions adopted due to COVID-19;
•cyber security incidents, data breaches, or other unauthorized disclosure of sensitive or confidential client and customer data; and
•adverse outcome of our disputes with the Indian tax authorities

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
•Insurance,
•Healthcare,
•Analytics, and
•Emerging Business
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

Impact of COVID-19 on Our Business

The global COVID-19 pandemic continues to materially impact worldwide economic activity and levels of business confidence and has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. During the first fiscal quarter ended March 31, 2020, COVID-19 did not have a significant impact on our business, however during the second fiscal quarter ended June 30, 2020, COVID-19 materially impacted us and our customers, employees, contractors, suppliers, and other partners, who were prevented from conducting business activities as usual, including due to the health and safety measures in response to COVID-19, such as shutdowns, which have been requested or mandated by governmental authorities. The shutdown measures disrupted our ability to provide our services and solutions and resulted in, among other things, loss of revenue, increased costs and the possibility of enhanced credit risk on our accounts receivable. The continued spread of COVID-19 and the measures taken by the governments of countries affected has disrupted the continuity of our provision of services to our customers and adversely impacted our business, financial condition or results of operations. In the second quarter of 2020, we took actions in response to the pandemic that focused on maintaining business continuity and helping our employees and our customers, as well as on preparing for the future and the long-term success of our business. These actions included disseminating guidance and information to our employees, periodic CEO messaging, various programs aimed at employee wellness and facilitating work from home, including a global wellness program, enhanced awareness towards information security, cyber security and data privacy policies and practices for employees while working from home among others. There continues to be significant volatility and economic and geopolitical uncertainty in many markets around the world. Several states in the United States, including New York, where we are headquartered, declared states of emergency, some of which are now being slowly lifted in a piecemeal manner through multi-step reopening policies, while others are being reinstated in response to new outbreaks. Several countries around the world, including the United States, have significantly restricted travel. We are actively managing our business to respond to the impact.

Given the unprecedented uncertainty of this situation, including the unknown duration, scope and severity of the pandemic and the current and future health and safety measures implemented in response to the pandemic, and the unknown overall impact on our services, it makes it difficult to forecast the full impact on our business or the duration of such impact; however, we expect that the impacts from COVID-19 and the related economic disruption will have an adverse impact on our consolidated results of operations, consolidated financial position and consolidated cash flow in fiscal 2020. However we do not expect COVID-19 and its related economic impact to materially adversely affect our liquidity position in the foreseeable future. Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our results of operations for the three and six months ended period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year and such impact may not be directly comparable to any historical period. We continue to monitor the implications of COVID-19 on our business, as well as our customers’ and suppliers’ businesses.

In response to certain anticipated impacts from COVID-19, we have also implemented a series of temporary cost reduction measures to further preserve financial flexibility. These actions include the postponement of certain discretionary spending and capital expenditures, deferring scheduled increases in base salaries and temporarily reducing the base salaries of our executive officers and certain other groups of employees.

We have also taken certain precautionary measures to maintain financial flexibility during this time, including drawing $100.0 million from our line of credit under our existing Credit Agreement on March 12, 2020, the proceeds of which were available for working capital, general corporate or other purposes as needed, however it was repaid in full on April 20, 2020. We also temporarily suspended our stock repurchase program during the first and second quarter of 2020, which was resumed as of July 1, 2020.

As of June 30, 2020, due to the macroeconomic conditions arising from COVID-19, we performed a goodwill impairment test for any potential impairment and concluded that there was no impairment. However, there can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. These estimates and judgments may not be within the control of us and accordingly it is reasonably possible that the judgments and estimates could change in future periods.

As public health protocols begin to accommodate returning to work at our facilities, we are implementing additional safety measures at all of our facilities, including increased frequency in cleaning and disinfecting as well as hygiene and social distancing practices. However there is a risk that if jurisdictions in which we operate re-instate prior restrictions, our operations and business will be materially impacted.

For additional information and risks related to COVID-19, see Item 1A- "Risk Factors" below.

Revenues

For the three months ended June 30, 2020, we had revenues of $222.5 million compared to revenues of $243.5 million for the three months ended June 30, 2019, a decrease of $21.0 million, or 8.6%. For the six months ended June 30, 2020, we had revenues of $468.5 million compared to revenues of $483.1 million for the six months ended June 30, 2019, a decrease of $14.6 million, or 3.0%.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating 85.0% and 8.5%, respectively, of our total revenues for the three months ended June 30, 2020, and 81.3% and 12.4%, respectively, of our total revenues for the three months ended June 30, 2019. For the six months ended June 30, 2020, these two regions generated 84.7% and 9.0%, respectively, of our total revenues and 81.6% and 12.3%, respectively, of our total revenues for the six months ended June 30, 2019.

For the three months ended June 30, 2020 and 2019, our total revenues from our top ten clients accounted for 38.7% and 36.5% of our total revenues, respectively. For the six months ended June 30, 2020 and 2019, our total revenues from our top ten clients accounted for 37.1% and 36.5% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

We expect that the growth of our operations management and analytics services will continue to be impacted throughout 2020 by the COVID-19 pandemic and subsequent global recovery. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 on Our Business” and to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019

In addition, due to outbreak of COVID-19, we have reassessed those of our accounting policies whose application places the most significant demands on management’s judgment, for instance, revenue recognition, allowance for expected credit losses, business combinations, goodwill, intangibles and long-lived assets, stock-based compensation, derivative instruments and hedging activity, borrowings, assumptions related to ROU assets, lease cost, income taxes and assets and obligations related to employee benefit plans. Such reassessments did not have a significant impact on our results of operations and cash flows for the periods presented.

Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(dollars in millions)
Revenues, net	$222.5	$243.5	$468.5	$483.1
Cost of revenues(1)	158.4	162.4	321.1	319.7
Gross profit(1)	64.1	81.1	147.4	163.4
Operating expenses:
General and administrative expenses	28.8	31.2	57.7	63.8
Selling and marketing expenses	13.0	17.6	27.5	35.7
Depreciation and amortization expense	12.4	12.8	24.9	26.4
Impairment and restructuring charges	—	5.6	—	6.8
Total operating expenses	54.2	67.2	110.1	132.7
Income from operations	9.9	13.9	37.3	30.7
Foreign exchange gain, net	1.4	1.2	2.7	2.5
Interest expense	(2.9)	(3.9)	(6.0)	(7.4)
Other income, net	4.2	4.1	6.8	8.5
Income before income tax expense and earnings from equity affiliates	12.6	15.3	40.8	34.3
Income tax expense	4.1	2.7	9.9	6.9
Income before earnings from equity affiliates	8.5	12.6	30.9	27.4
Loss from equity-method investment	0.1	0.1	0.1	0.1
Net income attributable to ExlService Holdings, Inc. stockholders	$8.4	$12.5	$30.8	$27.3

(1) Exclusive of depreciation and amortization expense.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Insurance	$81.3	$85.6	$(4.3)	(5.0)%
Healthcare	25.0	21.7	3.3	14.9%
Emerging Business	34.5	48.3	(13.8)	(28.5)%
Analytics	81.7	87.9	(6.2)	(7.0)%
Total revenues, net	$222.5	$243.5	$(21.0)	(8.6)%

Revenues for the three months ended June 30, 2020 were $222.5 million, down $21.0 million, or 8.6%, compared to the three months ended June 30, 2019.

Revenue decline in Insurance of $4.3 million was primarily driven by lower volumes due to the impact of COVID-19, partially offset by expansion of business from certain existing clients aggregating to $3.6 million and $0.7 million mainly attributable to the depreciation of the Australian dollar, Indian rupee, U.K. pound sterling and South African ZAR against the U.S. dollar during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Insurance revenues were 36.5% and 35.1% of our total revenues in the three months ended June 30, 2020 and June 30, 2019, respectively.

Revenue growth in Healthcare of $3.3 million was primarily driven by expansion of business from our existing clients of $6.2 million, partially offset by our December 2019 wind-down of Health Integrated business revenues of $2.9 million during the three months ended June 30, 2019. Healthcare revenues were 11.2% and 8.9% of our total revenues in the three months ended June 30, 2020 and June 30, 2019, respectively.

Revenue decline in Emerging Business of $13.8 million was primarily driven by lower volumes due to the impact of COVID-19 and ramp down in certain client contracts aggregating to $13.0 million and $0.8 million attributable to the depreciation of the Indian rupee against the U.S. dollar during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Emerging Business revenues were 15.5% and 19.8% of our total revenues in the three months ended June 30, 2020 and June 30, 2019, respectively.

Revenue decline in Analytics of $6.2 million was primarily driven by lower revenues from our recurring and project-based engagements due to the impact of COVID-19 aggregating to $6.0 million, and $0.2 million attributable to the depreciation of the U.K. pound sterling and Indian rupee against the U.S. dollar during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Analytics revenues were 36.7% and 36.1% of our total revenues in the three months ended June 30, 2020 and June 30, 2019, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended June 30,		Change	Percentage change	Three months ended June 30,		Change
	2020	2019			2020	2019
	(dollars in millions)
Insurance	$59.1	$59.4	$(0.3)	(0.5)%	27.3%	30.6%	(3.3)%
Healthcare	19.6	17.7	1.9	10.7%	21.4%	18.3%	3.1%
Emerging Business	22.5	27.9	(5.4)	(19.5)%	35.1%	42.4%	(7.3)%
Analytics	57.2	57.4	(0.2)	(0.3)%	29.9%	34.6%	(4.7)%
Total	$158.4	$162.4	$(4.0)	(2.5)%	28.8%	33.3%	(4.5)%

For the three months ended June 30, 2020, cost of revenues was $158.4 million compared to $162.4 million for the three months ended June 30, 2019, a decrease of $4.0 million, or 2.5%. Our gross margin for the three months ended June 30, 2020 was 28.8% compared to 33.3% for the three months ended June 30, 2019, a decrease of 450 basis points (“bps”).

The decrease in cost of revenues in Insurance of $0.3 million was primarily due to decrease in employee-related costs of $1.3 million and currency movements, net of hedging of $0.8 million. This was offset by higher infrastructure, technology and other operating costs of $1.8 million. Gross margin in Insurance decreased by 330 bps during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to lower revenues and impact of COVID-19 related expenses during the three months ended June 30, 2020.

The increase in cost of revenues in Healthcare of $1.9 million was primarily due to an increase in employee-related costs of $1.6 million and other operating costs of $0.5 million. This was partially offset by currency movements, net of hedging of $0.2 million. Gross margin in Healthcare increased by 310 bps during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to lower margin in the Heath Integrated business during the three months ended June 30, 2019 and higher revenues during the three months ended June 30, 2020.

The decrease in cost of revenues in Emerging Business of $5.4 million was primarily due to a decrease in employee-related costs of $3.5 million, lower travel costs of $0.9 million, lower other operating costs of $0.4 million and currency movements, net of hedging of $0.6 million. Gross margin in Emerging Business decreased by 730 bps during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to lower revenues during the three months ended June 30, 2020.

The decrease in cost of revenues in Analytics of $0.2 million was primarily due to lower travel costs of $2.2 million and currency movements, net of hedging of $0.7 million. This was partially offset by an increase in employee-related costs of $2.2 million and higher other operating costs of $0.5 million. Gross margin in Analytics decreased by 470 bps during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to lower revenues and higher operating expenses.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,		Change	Percentage change
	2020	2019
	(dollars in millions)
General and administrative expenses	$28.8	$31.2	$(2.4)	(7.9)%
Selling and marketing expenses	13.0	17.6	(4.6)	(26.0)%
Selling, general and administrative expenses	$41.8	$48.8	$(7.0)	(14.5)%
As a percentage of revenues	18.8%	20.1%

The decrease in SG&A expenses of $7.0 million was primarily due to COVID-19 cost reduction measures including the temporary reduction of the base salaries of our executive officers and certain other groups of employees. This was driven by lower employee-related costs of $4.5 million, lower infrastructure and travel costs of $1.9 million and currency movements, net of hedging of $0.6 million.
Depreciation and Amortization.

	Three months ended June 30,		Change	Percentage change
	2020	2019
	(dollars in millions)
Depreciation expense	$9.0	$7.2	$1.8	24.7%
Intangible amortization expense	3.4	5.6	(2.2)	(38.2)%
Depreciation and amortization expense	$12.4	$12.8	$(0.4)	(2.7)%
As a percentage of revenues	5.6%	5.2%

The decrease in intangibles amortization expense of $2.2 million was primarily due to end of useful lives for certain intangible assets during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in depreciation expense of $1.8 million was due to depreciation related to our investments in new operating centers to support our business growth.

Impairment and Restructuring Charges.

	Three months ended June 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Impairment and restructuring charges	$—	$5.6	$(5.6)	(100.0)%
As a percentage of revenues	—%	2.3%

During the three months ended June 30, 2019, we recorded an impairment charge of $1.9 million and restructuring charges of $3.7 million in connection with the wind-down of our Health Integrated business.

Income from Operations. Income from operations decreased by $4.0 million, or 28.8%, from $13.9 million for the three months ended June 30, 2019 to $9.9 million for the three months ended June 30, 2020. As a percentage of revenues, income from operations decreased from 5.7% for the three months ended June 30, 2019 to 4.4% for the three months ended June 30, 2020.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the three months ended June 30, 2020.

The average exchange rate of the U.S. dollar against the Indian rupee increased from 69.42 during the three months ended June 30, 2019 to 75.41 during the three months ended June 30, 2020. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.28 during the three months ended June 30, 2019 to 1.24 during the three months ended June 30, 2020. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 51.84 during the three months ended June 30, 2019 to 50.28 during the three months ended June 30, 2020.

We recorded a net foreign exchange gain of $1.4 million for the three months ended June 30, 2020 compared to the net foreign exchange gain of $1.2 million for the three months ended June 30, 2019.

Interest expense. Interest expense decreased from $3.9 million for the three months ended June 30, 2019 to $2.9 million for the three months ended June 30, 2020 primarily due to lower borrowings and lower effective interest rates under our Credit Facility (as defined below) during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Other Income, net.

	Three months ended June 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$3.1	$3.3	$(0.2)	(6.3)%
Interest income	0.6	0.7	(0.1)	(9.3)%
Other, net	0.5	0.1	0.4	456.3%
Other income, net	$4.2	$4.1	$0.1	3.0%

Other income, net increased by $0.1 million, from $4.1 million for the three months ended June 30, 2019 to $4.2 million for the three months ended June 30, 2020, primarily due to recognition of non-recurring benefits of $0.5 million related to wind-down of the Health Integrated business during the three months ended June 30, 2020. This was partially offset by lower return on mutual fund investments and interest income of $0.3 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Income Tax Expense. We recorded income tax expense of $4.1 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate increased from 17.5% during the three months ended June 30, 2019 to 32.4% during the three months ended June 30, 2020, primarily as a result of recording a one-time tax expense of $1.3 million due to electing a new tax regime for two of our Indian subsidiaries which provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits during the three months ended June 30, 2020.
Net Income. Net income decreased from $12.5 million for the three months ended June 30, 2019 to $8.4 million for the three months ended June 30, 2020, primarily due to decrease in income from operations of $4.0 million, and higher income tax expense of $1.4 million. This was partially offset by lower interest expense of $1.0 million, higher foreign exchange gain, net of $0.2 million, higher other income, net of $0.1 million. As a percentage of revenues, net income decreased from 5.2% for the three months ended June 30, 2019 to 3.8% for the three months ended June 30, 2020.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues.

The following table summarizes our revenues by reportable segments for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Insurance	$165.0	$166.9	$(1.9)	(1.1)%
Healthcare	52.0	44.0	8.0	18.3%
Emerging Business	77.4	97.4	(20.0)	(20.6)%
Analytics	174.1	174.8	(0.7)	(0.4)%
Total revenues, net	$468.5	$483.1	$(14.6)	(3.0)%

Revenues for the six months ended June 30, 2020 were $468.5 million, down $14.6 million, or 3.0%, compared to the six months ended June 30, 2019.

Revenue decline in Insurance of $1.9 million was primarily driven by lower volumes due to the impact of COVID-19, partially offset by expansion of business from certain existing clients aggregating to $0.3 million and $1.6 million mainly attributable to the depreciation of the Australian dollar, Indian rupee, U.K. pound sterling and South African ZAR against the U.S. dollar during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Insurance revenues were 35.2% and 34.5% of our total revenues in the six months ended June 30, 2020 and June 30, 2019, respectively.

Revenue growth in Healthcare of $8.0 million was primarily driven by expansion of business from our existing clients and new wins aggregating to $14.9 million, partially offset by our December 2019 wind-down of Health Integrated business revenues of $6.9 million during the six months ended June 30, 2019. Healthcare revenues were 11.1% and 9.1% of our total revenues in the six months ended June 30, 2020 and June 30, 2019, respectively.

Revenue decline in Emerging Business of $20.0 million was primarily driven by lower volumes due to the impact of COVID-19 and ramp down in certain client contracts aggregating to $18.7 million, and $1.3 million attributable to the depreciation of the Indian rupee against the U.S. dollar during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Emerging Business revenues were 16.5% and 20.2% of our total revenues in the six months ended June 30, 2020 and June 30, 2019, respectively.

Revenue decline in Analytics of $0.7 million was primarily driven by lower revenues from our recurring and project based engagements due to the impact of COVID-19 aggregating to $0.2 million and $0.5 million attributable to the depreciation of the U.K. pound sterling and Indian rupee against the U.S. dollar during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Analytics revenues were 37.2% and 36.2% of our total revenues in the six months ended June 30, 2020 and June 30, 2019, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Six months ended June 30,			Percentage change	Six months ended June 30,		Change
	2020	2019	Change		2020	2019
	(dollars in millions)
Insurance	$118.1	$114.7	$3.4	3.0%	28.4%	31.3%	(2.9)%
Healthcare	39.2	35.6	3.6	10.4%	24.6%	19.2%	5.4%
Emerging Business	48.0	55.1	(7.1)	(13.1)%	38.1%	43.4%	(5.3)%
Analytics	115.8	114.3	1.5	1.3%	33.5%	34.6%	(1.1)%
Total	$321.1	$319.7	$1.4	0.4%	31.5%	33.8%	(2.3)%

For the six months ended June 30, 2020, cost of revenues was $321.1 million compared to $319.7 million for the six months ended June 30, 2019, an increase of $1.4 million, or 0.4%. Our gross margin for the six months ended June 30, 2020 was 31.5% compared to 33.8% for six months ended June 30, 2019, a decrease of 230 bps.

The increase in cost of revenues in Insurance of $3.4 million was primarily due to an increase in employee-related costs of $1.7 million, higher infrastructure and technology costs of $2.4 million, and other operating costs of $0.8 million. This was partially offset by currency movements, net of hedging of $1.5 million. Gross margin in Insurance decreased by 290 bps during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to higher operating expenses.

The increase in cost of revenues in Healthcare of $3.6 million was primarily due to an increase in employee-related costs of $3.3 million and other operating costs of $0.9 million. This was partially offset by lower technology costs of $0.3 million and currency movements, net of hedging of $0.3 million. Gross margin in Healthcare increased by 540 bps during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to lower margin in the Heath Integrated business during the six months ended June 30, 2019 and higher revenues during the six months ended June 30, 2020.

The decrease in cost of revenues in Emerging Business of $7.1 million was primarily due to a decrease in employee-related costs of $4.8 million, lower infrastructure and technology cost of $1.2 million, currency movements, net of hedging of $0.9 million and lower travel costs of $0.8 million, partially offset by higher other operating costs of $0.6 million. Gross margin in Emerging Business decreased by 530 bps during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to lower revenues.

The increase in cost of revenues in Analytics of $1.5 million was primarily due to an increase in employee-related costs of $4.0 million. This was partially offset by lower other operating costs of $1.4 million and currency movements, net of hedging of $1.1 million. Gross margin in Analytics decreased by 110 bps during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to higher operating expenses.

Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
General and administrative expenses	$57.7	$63.8	$(6.1)	(9.5)%
Selling and marketing expenses	27.5	35.7	(8.2)	(22.9)%
Selling, general and administrative expenses	$85.2	$99.5	$(14.3)	(14.3)%
As a percentage of revenues	18.2%	20.6%

The decrease in SG&A expenses of $14.3 million was primarily due to COVID-19 cost reduction measures including the temporary reduction of the base salaries of our executive officers and certain other groups of employees. This was driven by lower employee-related costs of $7.7 million, a decrease in stock-based compensation expense of $2.0 million mostly due to revision in estimates related to revenue linked performance based restricted stock units due to COVID-19, lower infrastructure and travel costs of $2.6 million, lower other operating costs of $1.0 million and currency movements, net of hedging of $1.0 million.

Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Depreciation expense	$17.3	$15.3	$2.0	12.6%
Intangible amortization expense	7.6	11.1	(3.5)	(31.6)%
Depreciation and amortization expense	$24.9	$26.4	$(1.5)	(5.9)%
As a percentage of revenues	5.3%	5.5%

The decrease in intangibles amortization expense of $3.5 million was primarily due to end of useful lives for certain intangible assets during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in depreciation expense of $2.0 million was due to depreciation related to our investments in new operating centers to support our business growth.

Impairment and Restructuring Charges.

	Six months ended June 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Impairment and restructuring charges	$—	$6.8	$(6.8)	(100.0)%
As a percentage of revenues	—%	1.4%

During the six months ended June 30, 2019, we recorded impairment charges of $3.2 million and restructuring charges of $3.6 million in connection with the wind-down of our Health Integrated business.

Income from Operations. Income from operations increased by $6.6 million, or 21.6%, from $30.7 million for the six months ended June 30, 2019 to $37.4 million for the six months ended June 30, 2020. As a percentage of revenues, income from operations increased from 6.4% for the six months ended June 30, 2019 to 8.0% for the six months ended June 30, 2020.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling and the Philippine peso during the six months ended June 30, 2020. The average exchange rate of the U.S. dollar against the Indian rupee increased from 69.87 during the six months ended June 30, 2019 to 74.25 during the six months ended June 30, 2020. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.30 during the six months ended June 30, 2019 to 1.26 during the six months ended June 30, 2020. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 51.97 during the six months ended June 30, 2019 to 50.55 during the six months ended June 30, 2020.

We recorded a net foreign exchange gain of $2.7 million for the six months ended June 30, 2020 compared to the net foreign exchange gain of $2.5 million for the six months ended June 30, 2019.

Interest expense. Interest expense decreased from $7.4 million for the six months ended June 30, 2019 to $6.0 million for the six months ended June 30, 2020 primarily due to lower borrowings and lower effective interest rates under our Credit Facility during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Other Income, net.

	Six months ended June 30,			Percentage change
	2020	2019	Change
Gain on sale and mark-to-market of mutual funds	$5.2	$6.8	$(1.6)	(24.5)%
Interest income	1.2	1.5	(0.3)	(22.0)%
Other, net	0.4	0.2	0.2	125.5%
Other income, net	$6.8	$8.5	$(1.7)	(20.8)%

Other income, net decreased by $1.7 million, from $8.5 million for the six months ended June 30, 2019 to $6.8 million for the six months ended June 30, 2020, primarily due to lower return on mutual fund investments of $1.6 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Income Tax Expense. We recorded income tax expense of $9.9 million and $6.9 million for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate increased from 20.1% during the six months ended June 30, 2019 to 24.3% during the six months ended June 30, 2020, primarily as a result of (i) recording of a one-time tax expense of $1.3 million due to electing a new tax regime for two of our Indian subsidiaries which provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits during the six months ended June 30, 2020, compared to a benefit of $1.5 million recorded during the six months ended June 30, 2019 and (ii) recording of excess tax benefits related to stock awards of $1.8 million pursuant to ASU No. 2016-09 during the six months ended June 30, 2020 compared to $1.1 million during the six months ended June 30, 2019. See Note 21 - Income Taxes to our unaudited consolidated financial statements.

Net Income. Net income increased from $27.3 million for the six months ended June 30, 2019 to $30.8 million for the six months ended June 30, 2020, primarily due to increase in income from operations of $6.6 million, lower interest expense of $1.4 million and higher foreign exchange gain, net of $0.2 million. This was partially offset by lower other income, net of $1.7 million and higher income tax expense of $3.0 million. As a percentage of revenues, net income increased from 5.6% for the six months ended June 30, 2019 to 6.6% for the six months ended June 30, 2020.

Liquidity and Capital Resources

	Six months ended June 30,
	2020	2019
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$127.0	$104.1
Net cash provided by operating activities	58.9	47.7
Net cash provided by investing activities	1.1	0.9
Net cash used for financing activities	(13.4)	(61.1)
Effect of exchange rate changes	(2.8)	(0.2)
Closing cash, cash equivalents and restricted cash	$170.8	$91.4
As of June 30, 2020 and 2019, we had $335.6 million and $253.0 million, respectively, in cash, cash equivalents and short-term investments, of which $275.5 million, and $214.8 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes and we do not currently intend to distribute such amounts. If, in the future, we change our intention regarding distributions, additional taxes may be required and would be recorded in the period the intention changes.
Operating Activities: Cash flows provided by operating activities were $58.9 million for the six months ended June 30, 2020 as compared to cash flows provided by operating activities of $47.7 million during the six months ended June 30, 2019. Generally, factors that affect our earnings, for instance, pricing, volume of services, costs and productivity, affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital requirements and cash flows provided by operating activities can be significant.
Cash flows provided by operating activities for the six months ended June 30, 2020 were $58.9 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization expense, stock-based compensation expense, amortization of operating lease right-of-use assets, unrealized gains on short-term investment, deferred income taxes, and others aggregating to $75.6 million. The primary working capital use of cash of $41.6 million during the six months ended June 30, 2020 was driven by decrease in accrued employee costs, operating lease liabilities, accrued expenses and other liabilities and increase in other current assets. The primary working capital sources of cash of $24.9 million was driven by decrease in accounts receivables, advance income tax, net, other assets, increase in deferred revenues and accounts payable.

Investing Activities: Cash flows provided by investing activities were $1.1 million for the six months ended June 30, 2020 as compared to cash flows provided by investing activities of $0.9 million for the six months ended June 30, 2019. The increase is mainly due to higher net redemption of investments of $23.8 million during the six months ended June 30, 2020 as compared to net redemptions of investments of $23.5 million during the six months ended June 30, 2019.

Financing Activities: Cash flows used for financing activities were $13.4 million during the six months ended June 30, 2020 as compared to cash flows used for financing activities of $61.1 million during the six months ended June 30, 2019. The decrease in cash flows used for financing activities was primarily due to higher repayment of $33.6 million (net of proceeds) under our Credit Facility (as described below in “Financing Arrangements (Debt Facility)”) during the six months ended June 30, 2019 as compared to net repayments of $0.2 million during the six months ended June 30, 2020 and lower purchases of treasury stock by $13.5 million under our share repurchase program during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

We expect to use cash from operating activities to maintain and expand our business by making investments primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $22.1 million of capital expenditures in the six months ended June 30, 2020. We expect to incur capital expenditures of between $32.0 million and $38.0 million in 2020, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (see Note 24 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.

During the six months ended June 30, 2020, to enhance our liquidity position in response to COVID-19, management has taken certain precautionary measures, including: drawing $100.0 million from our line of credit under our existing Credit Agreement on March 12, 2020, the proceeds of which were available for working capital, general corporate or other purposes as needed, and which was repaid in full on April 20, 2020; and electing to temporarily suspend share repurchases under our 2019 Repurchase Program, and other cost reduction measures related to employee and vendor expenses and capital expenditure plans. The 2019 Repurchase Program remains authorized by the Board of Directors and the management using its discretion has resumed share repurchases effective July 1, 2020, considering improved market conditions, our capital needs and other factors.

The Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”) allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from April 1, 2020 and ending December 31, 2020. During the six months ended June 30, 2020, we deferred FICA payments of $2.4 million under the CARES Act and will continue to defer FICA payments through December 31, 2020. The deferred amount will be payable as follows: (1) 50% of the deferred amount will be paid on December 31, 2021 and (2) the remaining 50% of the deferred amount will be paid on December 31, 2022.
Financing Arrangements (Debt Facility)
The following tables summarizes our Debt balances as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020
	(dollars in millions)
	Revolver Credit Facility	Structured Payables	Notes	Total
Current portion of long-term borrowings	$20.0	$0.7	$—	$20.7

Long-term borrowings	79.0	—	150.0	229.0
Unamortized debt discount	—	—	(12.6)	(12.6)
Unamortized debt issuance costs*	—	—	(0.9)	(0.9)
Long-term borrowings	79.0	—	136.5	215.5

Total borrowings	$99.0	$0.7	$136.5	$236.2

	As of December 31, 2019
	(dollars in millions)
	Revolver Credit Facility	Structured Payables	Notes	Total
Current portion of long-term borrowings	$40.0	$0.9	$—	$40.9

Long-term borrowings	59.0	—	150.0	209.0
Unamortized debt discount	—	—	(13.9)	(13.9)
Unamortized debt issuance costs*	—	—	(1.0)	(1.0)
Long-term borrowings	59.0	$—	$135.1	$194.1

Total borrowings	$99.0	$0.9	$135.1	$235.0

*Unamortized debt issuance costs for our revolver credit facility of $0.6 million and $0.7 million as of June 30, 2020 and December 31, 2019, respectively, is presented under “other current assets” and “other assets” in the consolidated balance sheets.

See Note 17- Borrowings to our unaudited consolidated financial statements herein for further details on our debt facilities.
Off-Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of June 30, 2020 and December 31, 2019, we had outstanding letters of credit of $0.5 million each, respectively, that were not recognized in our unaudited and audited consolidated balance sheets, respectively. These are not reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off balance sheet arrangements or obligations.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2020:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.3	$0.3	$0.1	$—	$0.7
Operating leases(a)	25.7	46.3	32.3	38.5	142.8
Purchase obligations	9.9	—	—	—	9.9
Other obligations(b)	2.4	4.2	3.4	5.7	15.7
Borrowings:
Principal payments	20.7	79.0	150.0	—	249.7
Interest payments(c)	6.4	11.5	7.9	—	25.8
Total contractual cash obligations(d)	$65.4	$141.3	$193.7	$44.2	$444.6

(a)Represents lease liabilities payable for the expected lease term.
(b) Represents estimated payments under the Gratuity Plan.
(c)Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of June 30, 2020.
(d)Excludes $1.0 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended June 30, 2020, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of June 30, 2020, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

ITEM 1. Legal Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 24 - Commitments and Contingencies to our unaudited consolidated financial statements contained herein for details regarding our tax proceedings.

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

Our business, results of operations and financial condition have been adversely affected, and could in the future be materially adversely affected, by the coronavirus pandemic.

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a global pandemic. This global pandemic is having widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. COVID-19 has affected us, our customers, employees, contractors, suppliers and business partners, who have been prevented from conducting business activities as usual, including due to the many and varying health and safety measures in response to COVID-19, including travel restrictions, quarantines, curfews, shelter in place and safer-at-home orders, and business shutdowns, as well as multi-step reopening policies. The continued spread of COVID-19 and the measures taken by governmental authorities disrupted the continuity of our provision of services to our customers and adversely impacted our business, results of operations and financial condition-, see Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The ultimate impact of COVID-19 on our business, operations and financial results remains unknown and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and our solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; any closures of our and our clients' offices and facilities, and any additional preventative or protective actions that we, our clients, and governments may implement that may result in a period of continued business interruption.

In the U.S., India, the Philippines, Europe and South Africa, we have large concentrations of employees performing critical operations, which are in varying stages of restrictions and re-opening to address COVID-19. Certain jurisdictions have begun re-opening but have returned to restrictions in the face of increases in new COVID-19 cases. There is considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand from our clients for our services and solutions, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee costs, operating costs or otherwise), how they will further impact our supply chain. An extended period of mass remote work by our employees may reduce our employees’ efficiency and productivity, which may cause delays in service delivery, disrupt employee relations, hamper innovation and may have other unforeseen adverse effects on our business. For those employees who are permitted to come onsite, while we have implemented personal safety measures at all such locations, any actions we take with respect to our workforce may not be sufficient to mitigate the risk of infection by COVID-19 and further disruption to our business.

In addition, the effects of COVID-19 could affect our business in many ways, including, but not limited to, the following factors:

•the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in customer confidence and spending;
•our inability to obtain rent deferrals or other relief from many of our landlords with respect to our leased corporate offices that were or still remain closed, which could result in litigation or other disruptions;
•COVID-19 and remote-work oriented phishing and similar cybersecurity attack attempts;
•remote work solutions may be limited in their ability to replicate the operational oversight and security controls of our office environments and we may suffer operational and information security failures as a result of the changed controls;
•we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets and deferred tax assets, which could have a material adverse effect on our financial position and results of operations;
•governmental actions in the geographies in which we operate may prevent us from adjusting the size of our workforce or modifying compensation terms; and
•COVID-19 may also have a material adverse effect on our liquidity and cash flows. If our business does not generate sufficient cash flows from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facility or other sources, we may not be able to cover our expenses, fund our other liquidity and working capital needs, or execute on our strategic initiatives, each of which could significantly harm our business.

The measures taken to date will impact our business for the third quarter of 2020 and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of the COVID-19 pandemic on our business and the duration for which it may have an impact cannot be determined at this time. Any of these events could cause or contribute to risks and uncertainties enumerated in this Quarterly Report on Form 10-Q or our other filings with the SEC, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2020, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	—	$—	—	$188,016,828
May 1, 2020 through May 31, 2020	—	$—	—	$188,016,828
June 1, 2020 through June 30, 2020	—	$—	—	$188,016,828
Total	—	$—	—	$—
(1) Average of high and low price of common stock on the trading day prior to the vesting date of the shares of restricted stock.

On December 16, 2019, our Board of Directors authorized a $200.0 million common stock repurchase program beginning January 1, 2020 through December 31, 2022 (the “2019 Repurchase Program”). The shares may be purchased by us from time to time from the open market and through private transactions, or otherwise, as determined by us as market conditions warrant. The 2019 Repurchase Program may be suspended or discontinued at any time.

During the quarter ended March 31, 2020, to enhance our liquidity position in response to COVID-19, management elected to temporarily suspend share repurchases under the 2019 Repurchase Program. The 2019 Repurchase Program remains authorized by the Board of Directors and the management has resumed share repurchases effective July 1, 2020, considering improved market conditions, our capital and liquidity needs and other factors.

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

Date: August 6, 2020	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)