Form 10-Q
period 2020-09-30
ExlService Holdings, Inc.
filed 2020-10-29
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 27, 2020, there were 33,809,550 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$206,423	$119,165
Short-term investments	156,175	202,238
Restricted cash	7,312	5,453
Accounts receivable, net	154,983	171,864
Prepaid expenses	8,248	13,246
Advance income tax, net	1,138	4,698
Other current assets	30,784	24,594
Total current assets	565,063	541,258
Property and equipment, net	94,103	79,142
Operating lease right-of-use assets	95,873	86,396
Restricted cash	2,277	2,426
Deferred tax assets, net	13,230	11,855
Intangible assets, net	62,941	73,982
Goodwill	348,723	349,529
Other assets	34,280	36,016
Investment in equity affiliate	2,991	2,484
Total assets	$1,219,481	$1,183,088
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,213	$6,564
Current portion of long-term borrowings	10,474	40,867
Deferred revenue	13,562	13,436
Accrued employee costs	57,402	68,885
Accrued expenses and other current liabilities	73,043	74,017
Current portion of operating lease liabilities	19,048	24,148
Income taxes payable, net	5,157	1,432
Total current liabilities	184,899	229,349
Long-term borrowings, less current portion	216,235	194,131
Operating lease liabilities, less current portion	89,412	74,709
Income taxes payable	1,790	1,790
Deferred tax liabilities, net	841	966
Other non-current liabilities	16,376	12,142
Total liabilities	509,553	513,087
Commitments and contingencies (Refer to Note 24)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,840,890 shares issued and 33,953,536 shares outstanding as of September 30, 2020 and 38,480,654 shares issued and 34,185,241 shares outstanding as of December 31, 2019	39	39
Additional paid-in capital	413,135	391,240
Retained earnings	609,161	551,903
Accumulated other comprehensive loss	(85,217)	(84,892)
Total including shares held in treasury	937,118	858,290
Less: 4,887,354 shares as of September 30, 2020 and 4,295,413 shares as of December 31, 2019, held in treasury, at cost	(227,190)	(188,289)
Stockholders’ equity	709,928	670,001

Total equity	709,928	670,001
Total liabilities and stockholders’ equity	$1,219,481	$1,183,088
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues, net	$241,018	$251,392	$709,481	$734,474
Cost of revenues(1)	152,087	167,542	473,144	487,228
Gross profit(1)	88,931	83,850	236,337	247,246
Operating expenses:
General and administrative expenses	26,810	29,590	84,501	93,349
Selling and marketing expenses	15,290	18,302	42,797	53,996
Depreciation and amortization expense	12,425	13,047	37,280	39,466
Impairment and restructuring charges	—	489	—	7,296
Total operating expenses	54,525	61,428	164,578	194,107
Income from operations	34,406	22,422	71,759	53,139
Foreign exchange gain, net	716	1,009	3,452	3,471
Interest expense	(2,628)	(3,180)	(8,583)	(10,626)
Other income, net	2,485	4,563	9,239	13,088
Income before income tax expense and earnings from equity affiliates	34,979	24,814	75,867	59,072
Income tax expense	8,490	5,701	18,416	12,571
Income before earnings from equity affiliates	26,489	19,113	57,451	46,501
Loss from equity-method investment	71	69	193	198
Net income attributable to ExlService Holdings, Inc. stockholders	$26,418	$19,044	$57,258	$46,303
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.77	$0.55	$1.66	$1.35
Diluted	$0.76	$0.55	$1.65	$1.33
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	34,327,477	34,322,449	34,404,798	34,382,787
Diluted	34,536,049	34,699,497	34,617,830	34,744,968

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$26,418	$19,044	$57,258	$46,303
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	12,165	(3,574)	5,040	5,631
Foreign currency translation gain/(loss)	11,327	(10,065)	524	(5,662)
Reclassification adjustments
Loss/(gain) on cash flow hedges(1)	435	(1,704)	633	(3,259)
Retirement benefits(2)	98	(40)	296	(119)
Income tax (expense)/benefit relating to above(3)	(4,968)	3,588	(6,818)	723
Total other comprehensive income/(loss)	$19,057	$(11,795)	$(325)	$(2,686)
Total comprehensive income	$45,475	$7,249	$56,933	$43,617

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended September 30, 2020 and 2019
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of June 30, 2020	38,818,365	$39	$404,704	$582,743	$(104,274)	(4,497,779)	$(202,284)	$680,928
Stock issued against stock-based compensation plans	22,525	—	85	—	—	—	—	85
Stock-based compensation	—	—	8,346	—	—	—	—	8,346
Acquisition of treasury stock	—	—	—	—	—	(389,575)	(24,906)	(24,906)
Other comprehensive income	—	—	—	—	19,057	—	—	19,057
Net income	—	—	—	26,418	—	—	—	26,418
Balance as of September 30, 2020	38,840,890	$39	$413,135	$609,161	$(85,217)	(4,887,354)	$(227,190)	$709,928

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of June 30, 2019	38,295,083	$38	$378,633	$511,503	$(74,358)	(4,088,759)	$(174,463)	$641,353
Stock issued against stock-based compensation plans	27,271	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,427	—	—	—	—	7,427
Acquisition of treasury stock	—	—	—	—	—	(125,744)	(8,346)	(8,346)
Other comprehensive loss	—	—	—	—	(11,795)	—	—	(11,795)
Net income	—	—	—	19,044	—	—	—	19,044
Balance as of September 30, 2019	38,322,354	$38	$386,060	$530,547	$(86,153)	(4,214,503)	$(182,809)	$647,683

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the nine months ended September 30, 2020 and 2019
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	38,480,654	$39	$391,240	$551,903	$(84,892)	(4,295,413)	$(188,289)	$670,001
Stock issued against stock-based compensation plans	360,236	—	1,045	—	—	—	—	1,045
Stock-based compensation	—	—	20,850	—	—	—	—	20,850
Acquisition of treasury stock	—	—	—	—	—	(591,941)	(38,901)	(38,901)
Other comprehensive loss	—	—	—	—	(325)	—	—	(325)
Net income	—	—	—	57,258	—	—	—	57,258
Balance as of September 30, 2020	38,840,890	$39	$413,135	$609,161	$(85,217)	(4,887,354)	$(227,190)	$709,928

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	37,850,544	$38	$364,179	$484,244	$(83,467)	(3,628,068)	$(146,925)	$250	$618,319
Stock issued against stock-based compensation plans	471,810	—	338	—	—	—	—	—	338
Stock-based compensation	—	—	21,538	—	—	—	—	—	21,538
Acquisition of treasury stock	—	—	—	—	—	(586,435)	(35,884)	—	(35,884)
Allocation of equity component related to issuance costs on convertible notes	—	—	(13)	—	—	—	—	—	(13)
Non-controlling interest	—	—	18	—	—	—	—	(250)	(232)
Other comprehensive loss	—	—	—	—	(2,686)	—	—	—	(2,686)
Net income	—	—	—	46,303	—	—	—	—	46,303
Balance as of September 30, 2019	38,322,354	$38	$386,060	$530,547	$(86,153)	(4,214,503)	$(182,809)	$—	$647,683

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$57,258	$46,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37,249	39,633
Stock-based compensation expense	20,850	21,538
Amortization of operating lease right-of-use assets	20,484	20,544
Unrealized gain on short term investments	(4,807)	(7,443)
Unrealized foreign exchange (gain)/loss, net	(437)	19
Deferred income tax benefit	(1,572)	(6,859)
Allowance for expected credit losses	353	433
Loss from equity-method investment	193	198
Amortization of non-cash interest expense related to convertible senior notes	1,943	1,836
Impairment charges	—	3,167
Others, net	(935)	(148)
Change in operating assets and liabilities:
Accounts receivable	16,078	(16,475)
Prepaid expenses and other current assets	1,498	752
Advance income tax, net	7,001	6,212
Other assets	3,096	(1,307)
Accounts payable	(490)	(1,847)
Deferred revenue	295	3,247
Accrued employee costs	(11,854)	3,420
Accrued expenses and other liabilities	(109)	12,160
Operating lease liabilities	(19,780)	(19,428)
Net cash provided by operating activities	126,314	105,955

Cash flows from investing activities:
Purchases of property and equipment	(34,614)	(32,462)
Proceeds from sale of property and equipment	624	154
Investment in equity affiliate	(700)	—
Purchase of non-controlling interest	—	(241)
Purchase of investments	(57,965)	(117,934)
Proceeds from redemption of investments	103,718	129,143
Net cash provided by/(used for) investing activities	11,063	(21,340)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(180)	(274)
Proceeds from borrowings	110,000	46,000
Repayments of borrowings	(120,393)	(87,763)
Payment of debt issuance costs	—	(117)
Acquisition of treasury stock	(38,901)	(35,884)
Proceeds from exercise of stock options	1,045	338
Net cash used for financing activities	(48,429)	(77,700)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20	(1,761)
Net increase in cash, cash equivalents and restricted cash	88,968	5,154
Cash, cash equivalents and restricted cash at the beginning of the period	127,044	104,131
Cash, cash equivalents and restricted cash at the end of the period	$216,012	$109,285

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
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

As of September 30, 2020, the extent to which the global Coronavirus Disease 2019 pandemic (“COVID-19”) will ultimately impact the Company's business depends on numerous dynamic factors, which the Company still cannot reliably predict. As a result, many of the Company's estimates and assumptions herein required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to COVID-19, the Company’s estimates may materially change in future periods. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
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

In August 2020, FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU removes separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and hence most of the instruments will be accounted for as a single model (either debt or equity). The ASU also states that entities must apply the if-converted method to all convertible instruments for calculation of diluted EPS and the treasury stock method is no longer available. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. The ASU is effective for fiscal years beginning after December 15, 2021 and may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
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

(f) Reclassification

Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the classification used in the current period. The impact of such reclassifications on the consolidated financial statements is not material.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
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

The Company’s new reportable segments effective January 1, 2020 are as follows:

•Insurance,
•Healthcare,
•Emerging Business, and
•Analytics

In conjunction with the new reporting structure, the Company has recast its segment disclosures for prior periods presented to conform to the way the Company internally manages and monitors segment performance.

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

Revenues and cost of revenues for the three months ended September 30, 2020 and 2019, respectively, for each of the reportable segments, are as follows:

	Three months ended September 30, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$87,830	$25,112	$37,577	$90,499	$241,018
Cost of revenues(1)	56,831	17,993	20,792	56,471	152,087
Gross profit(1)	$30,999	$7,119	$16,785	$34,028	$88,931
Operating expenses					54,525
Foreign exchange gain, interest expense and other income, net					573
Income tax expense					8,490
Loss from equity-method investment					71
Net income					$26,418

(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)

	Three months ended September 30, 2019
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$91,096	$25,631	$45,912	$88,753	$251,392
Cost of revenues(1)	62,233	20,409	27,067	57,833	167,542
Gross profit(1)	$28,863	$5,222	$18,845	$30,920	$83,850
Operating expenses					61,428
Foreign exchange gain, interest expense and other income, net					2,392
Income tax expense					5,701
Loss from equity-method investment					69
Net income					$19,044

(1) Exclusive of depreciation and amortization expense.

Revenues and cost of revenues for the nine months ended September 30, 2020 and 2019, respectively, for each of the reportable segments, are as follows:

	Nine months ended September 30, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$252,851	$77,119	$114,902	$264,609	$709,481
Cost of revenues(1)	174,909	57,226	68,689	172,320	473,144
Gross profit(1)	$77,942	$19,893	$46,213	$92,289	$236,337
Operating expenses					164,578
Foreign exchange gain, interest expense and other income, net					4,108
Income tax expense					18,416
Loss from equity-method investment					193
Net income					$57,258

(1) Exclusive of depreciation and amortization expense.

	Nine months ended September 30, 2019
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$257,963	$69,609	$143,317	$263,585	$734,474
Cost of revenues(1)	176,890	55,960	82,212	172,166	487,228
Gross profit(1)	$81,073	$13,649	$61,105	$91,419	$247,246
Operating expenses					194,107
Foreign exchange gain, interest expense and other income, net					5,933
Income tax expense					12,571
Loss from equity-method investment					198
Net income					$46,303

(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)

Revenues, net by service type, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
BPM and related services(1)	$150,519	$162,639	$444,872	$470,889
Analytics services	90,499	88,753	264,609	263,585
Revenues, net	$241,018	$251,392	$709,481	$734,474

(1) BPM and related services include revenues of the Company's Insurance, Healthcare and Emerging Business operating segments. Refer to the reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues, net
United States	$203,928	$208,753	$600,840	$602,758
Non-United States
United Kingdom	22,903	27,884	65,011	87,140
Rest of World	14,187	14,755	43,630	44,576
Total Non-United States	37,090	42,639	108,641	131,716
Revenues, net	$241,018	$251,392	$709,481	$734,474

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	September 30, 2020	December 31, 2019
Long-lived assets
India	$103,224	$78,244
United States	47,847	52,375
Philippines	29,053	26,006
Rest of World	9,852	8,913
Long-lived assets	$189,976	$165,538

4. Revenues, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)

	As of
	September 30, 2020	December 31, 2019
Accounts receivable, net	$154,983	$171,864
Contract assets	$4,742	$5,391
Contract liabilities
Deferred revenue (consideration received in advance)	$11,600	$11,259
Consideration received for process transition activities	$3,187	$3,036

Accounts receivable includes $74,386 and $73,920 as of September 30, 2020 and December 31, 2019, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

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

Revenue recognized during the three and nine months ended September 30, 2020 and 2019, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue recognized	$1,611	$1,086	$9,805	$5,312

Contract acquisition and fulfillment costs

	Contract Acquisition Costs
	Three months ended		Nine months ended		Year ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019
					(Audited)
Opening Balance	$1,270	$469	$1,307	$713	$713
Additions	63	776	250	776	1,222
Amortization	(112)	(113)	(336)	(357)	(628)
Closing Balance	$1,221	$1,132	$1,221	$1,132	$1,307

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)

	Contract Fulfillment Costs
	Three months ended		Nine months ended		Year ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019
					(Audited)
Opening Balance	$6,780	$5,608	$7,255	$4,051	$4,051
Additions	116	1,140	763	3,307	4,652
Amortization	(463)	(411)	(1,585)	(1,021)	(1,448)
Closing Balance	$6,433	$6,337	$6,433	$6,337	$7,255

There was no impairment for contract acquisition and contract fulfillment costs as of September 30, 2020 and December 31, 2019. The capitalized costs are amortized on a straight line basis over the life of the contract.

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

As of January 1, 2020 the Company’s provision for doubtful receivables was $1,163. There was no material impact on the provision when calculated by applying the Topic 326 guidance.

	As of
	September 30, 2020	January 1, 2020
Accounts receivable, including unbilled receivables	$156,383	$173,027
Less: Allowance for lifetime expected credit loss	(1,400)	(1,163)
Accounts receivable, net	$154,983	$171,864

The movement in allowance for current expected credit loss on customer balances for the three and nine months ended September 30, 2020 and 2019 and year ended December 31, 2019 was as follows:

	Three months ended		Nine months ended		Year ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019
Balance at the beginning of the period	$1,434	$1,168	$1,163	$956	$956
Addition (reversal) during the period, net	(36)	(57)	345	208	354
Charged against allowance	—	(1)	(100)	(55)	(156)
Translation adjustment, if any	2	3	(8)	4	9
Balance at the end of the period	$1,400	$1,113	$1,400	$1,113	$1,163

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerators:
Net income	$26,418	$19,044	$57,258	$46,303
Denominators:
Basic weighted average common shares outstanding	34,327,477	34,322,449	34,404,798	34,382,787
Dilutive effect of share-based awards	208,572	377,048	213,032	362,181
Diluted weighted average common shares outstanding	34,536,049	34,699,497	34,617,830	34,744,968
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.77	$0.55	$1.66	$1.35
Diluted	$0.76	$0.55	$1.65	$1.33
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	347,126	—	385,252	141,834
6. Cash, Cash Equivalents and Restricted Cash

For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	September 30, 2020	September 30, 2019
Cash and cash equivalents	$206,423	$101,432
Restricted cash (current)	7,312	5,412
Restricted cash (non-current)	2,277	2,441
Cash, cash equivalents and restricted cash	$216,012	$109,285

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
7. Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gain on sale and mark-to-market of mutual funds, net	$1,965	$3,216	$7,131	$10,060
Interest income	777	489	1,941	1,982
Others, net	(257)	858	167	1,046
Other income, net	$2,485	$4,563	$9,239	$13,088

8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	September 30, 2020	December 31, 2019
Owned Assets:
Network equipment and computers	3-5	$103,666	$98,309
Software	3-5	96,574	79,746
Leasehold improvements	3-8	46,542	44,982
Office furniture and equipment	3-8	21,759	22,046
Motor vehicles	2-5	593	601
Buildings	30	1,078	1,114
Land	—	705	729
Capital work in progress	—	5,894	10,309
		276,811	257,836
Less: Accumulated depreciation and amortization		(183,230)	(179,331)
		$93,581	$78,505
Right-of-use assets under finance leases:
Leasehold improvements		$682	$738
Office furniture and equipment		239	308
Motor vehicles		705	711
		1,626	1,757
Less: Accumulated depreciation and amortization		(1,104)	(1,120)
		$522	$637
Property and equipment, net		$94,103	$79,142

Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.

During the three and nine months ended September 30, 2020, there were no changes in estimated useful lives of property and equipment.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$9,012	$7,545	$26,283	$22,882

The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Effect of foreign exchange gain/(loss)	$18	$54	$(31)	$167

Internally developed software costs, included under Software, was as follows:

	As of
	September 30, 2020	December 31, 2019
Cost	$17,936	$15,784
Less : Accumulated amortization	(4,992)	(4,989)
Internally developed software, net	$12,944	$10,795

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Amortization expense	$1,215	$746	$3,892	$1,952

As of September 30, 2020, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on undiscounted cash flows is subject to significant judgment and may cause variability in the Company’s assessment of the existence of any impairment.

During the three and nine months ended September 30, 2019, the Company performed an impairment test of its long-lived assets related to its Health Integrated business. Based on the results, the long-lived assets carrying value exceeded its fair value. The primary factor contributing to a reduction in the fair value is the wind-down of the Health Integrated business, due to reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized impairment charges of $0 and $2,178 during the three and nine months ended September 30, 2019, respectively, to write down the carrying value of property and equipment to its fair value. This impairment charge was recorded in the unaudited consolidated statements of income under "Impairment and restructuring charges".

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	TT&L	F&A	All Other	Analytics	Total
Balance at January 1, 2019	$38,203	$19,276	$—	$12,697	$47,193	$5,326	$227,289	$349,984
Currency translation adjustments	73	—	—	(240)	(288)	—	—	(455)
Balance at December 31, 2019	$38,276	$19,276	$—	$12,457	$46,905	$5,326	$227,289	$349,529
Goodwill reallocation(1)	12,192	2,693	49,803	(12,457)	(46,905)	(5,326)	—	—
Currency translation adjustments	(144)	(22)	(638)	—	—	—	(2)	(806)
Balance at September 30, 2020	$50,324	$21,947	$49,165	$—	$—	$—	$227,287	$348,723

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

During the third quarter of 2020, the Company evaluated the continuing effects of COVID-19 and its impact on the global economy on each of the Company’s reporting units to assess whether there was a triggering event during the quarter requiring the Company to perform a goodwill impairment test. The Company considered certain improvements in current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance and business forecasts, stock price movements and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the interim impairment quantitative test performed during the first quarter of 2020. The Company did not identify any triggers or indications of potential impairment for its reporting units as of September 30, 2020. The Company will continue to monitor the impacts of COVID-19 on the Company and significant changes in key assumptions that could result in future period impairment charges.

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
September 30, 2020
(In thousands, except share and per share amounts)
Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$73,240	$(25,432)	$47,808
Developed technology	23,414	(10,675)	12,739
Trade names and trademarks	5,100	(3,606)	1,494
	$101,754	$(39,713)	$62,041
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$102,654	$(39,713)	$62,941

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$97,602	$(43,330)	$54,272
Developed technology	26,976	(10,687)	16,289
Trade names and trademarks	5,100	(2,579)	2,521
	$129,678	$(56,596)	$73,082
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$130,578	$(56,596)	$73,982

The amortization expense for the period is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Amortization expense	$3,413	$5,502	$10,997	$16,584

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	7.11
Developed technology	2.94
Trade names and trademarks (Finite lived)	2.01

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)

Estimated future amortization expense related to intangible assets as of September 30, 2020 is as follows:
2020 (October 1 - December 31)	$3,417
2021	12,744
2022	11,331
2023	9,042
2024	6,700
2025 and thereafter	18,807
Total	$62,041
10. Other Current Assets
Other current assets consist of the following:

	As of
	September 30, 2020	December 31, 2019
Derivative instruments	$7,514	$4,076
Advances to suppliers	2,532	1,581
Receivables from statutory authorities	14,250	12,608
Contract assets	1,773	1,414
Deferred contract fulfillment costs	2,059	1,673
Interest accrued on fixed deposits	149	439
Others	2,507	2,803
Other current assets	$30,784	$24,594
11. Other Assets
Other assets consist of the following:

	As of
	September 30, 2020	December 31, 2019
Lease deposits	$10,106	$9,983
Derivative instruments	4,438	3,433
Deposits with statutory authorities	6,280	6,237
Term deposits	1,900	1,983
Contract assets	2,969	3,977
Deferred contract fulfillment costs	4,374	5,582
Others	4,213	4,821
Other assets	$34,280	$36,016

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2020	December 31, 2019
Accrued expenses	$41,776	$50,097
Payable to statutory authorities	10,189	9,247
Accrued capital expenditure	7,413	3,035
Derivative instruments	1,207	1,783
Client liabilities	7,506	6,378
Interest payable	2,725	1,492
Other current liabilities	1,978	1,732
Finance lease liabilities	249	253
Accrued expenses and other current liabilities	$73,043	$74,017
13. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	September 30, 2020	December 31, 2019
Derivative instruments	$544	$1,250
Unrecognized tax benefits	1,047	1,047
Retirement benefits	4,119	6,517
Deferred transition revenue	2,026	1,911
Accrued capital expenditure	3,452	—
Other liabilities	4,867	987
Finance lease liabilities	321	430
Other non-current liabilities	$16,376	$12,142
14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”), consists of actuarial gain/(loss) on retirement benefits and changes in the cumulative foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. Changes in the fair values of these foreign currency exchange contracts are recognized in AOCI on the Company's unaudited consolidated balance sheets until the settlement of those contracts. The balances as of September 30, 2020 and December 31, 2019 are as follows:

	As of
	September 30, 2020	December 31, 2019
Cumulative foreign currency translation loss	$(86,439)	$(86,963)
Unrealized gain on cash flow hedges	10,277	4,604
Retirement benefits	(1,484)	(1,780)
Income tax expense relating to above (1)	(7,571)	(753)
Accumulated other comprehensive loss	$(85,217)	$(84,892)

(1) These are income tax expenses recognized on cash flow hedges, retirement benefits and foreign currency translation losses. Refer to Note 21 - Income Taxes to the unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of September 30, 2020 and December 31, 2019.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of September 30, 2020	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Mutual funds*	$125,077	$—	$—	$125,077
Derivative financial instruments	—	11,952	—	11,952
Total	$125,077	$11,952	$—	$137,029
Liabilities
Derivative financial instruments	$—	$1,751	$—	$1,751
Total	$—	$1,751	$—	$1,751

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Mutual funds*	$166,330	$—	$—	$166,330
Derivative financial instruments	—	7,509	—	7,509
Total	$166,330	$7,509	$—	$173,839
Liabilities
Derivative financial instruments	$—	$3,033	$—	$3,033
Total	$—	$3,033	$—	$3,033

* Represents those short-term investments, which are carried at the fair value option under ASC 825 "Financial Instruments” as of September 30, 2020 and December 31, 2019.

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
Financial instruments not carried at fair value:

The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents, short-term investments (except investment in mutual funds, as disclosed above), restricted cash, accrued interest on term deposits, accrued capital expenditures, accrued expenses and interest payable on borrowings for which fair values approximate their carrying amounts due to their short-term nature. The carrying value of the Company’s outstanding revolving credit facility approximates its fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
Convertible Senior Notes:

The total estimated fair value of the convertible senior notes as of September 30, 2020 and December 31, 2019 was $146,149 and $149,934, respectively. The fair value was determined based on the market yields for similar Notes as of the September 30, 2020 and December 31, 2019, respectively. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.

Nonrecurring fair value measurements of assets:

Nonrecurring fair value measurements include impairment tests conducted by the Company during the nine months ended September 30, 2020 and year ended December 31, 2019 of its goodwill. The fair value determination for goodwill was based on Company’s internal assessment, which are Level 3 inputs. During the nine months ended September 30, 2020 and year ended December 31, 2019, the Company did not recognize any impairment charges on goodwill as the fair values exceeded their carrying value. Refer to Note 9 - Goodwill and Intangible Assets to the unaudited consolidated financial statements for further details.

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

16. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $444,570 as of September 30, 2020 and $410,390 (including $4,300 of range forward contracts) as of December 31, 2019.

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

The Company estimates that approximately $6,383 of net derivative gains, excluding tax effects, included in AOCI, representing changes in the fair value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2020. At September 30, 2020, the maximum outstanding term of the cash flow hedges was 45 months.

The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The impact of COVID-19 on the economic environment is uncertain and may cause variability in determination of fair value of these derivatives, which could impact the effects of change in fair value that get recorded in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to USD 138,517, GBP 7,230, EUR 1,342 and COP 8,287,950 as of September 30, 2020 and USD 124,045, GBP 10,843 and EUR 1,289 as of December 31, 2019.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	September 30, 2020	December 31, 2019
Other current assets	$7,427	$3,945
Other assets	$4,438	$3,433
Accrued expenses and other current liabilities	$1,044	$1,524
Other non-current liabilities	$544	$1,250

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	September 30, 2020	December 31, 2019
Other current assets	$87	$131
Accrued expenses and other current liabilities	$163	$259

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
Forward Exchange Contracts:	2020	2019	2020	2019
Unrealized gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$12,165	$(3,574)	$5,040	$5,631

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$3,388	$(794)	$2,377	$3,525

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended September 30,
	2020		2019
	As per unaudited consolidated statements of income	(Loss)/gain on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$152,087	$(233)	$167,542	$1,432
General and administrative expenses	$26,810	(132)	$29,590	173
Selling & marketing expenses	$15,290	(4)	$18,302	19
Depreciation & amortization expense	$12,425	(66)	$13,047	80
		$(435)		$1,704

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$716	$3,388	$1,009	$(794)
	$716	$3,388	$1,009	$(794)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Nine months ended September 30,
	2020		2019
	As per unaudited consolidated statements of income	(Loss)/gain on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$473,144	$(272)	$487,228	$2,682
General and administrative expenses	$84,501	(246)	$93,349	359
Selling & marketing expenses	$42,797	(9)	$53,996	38
Depreciation & amortization expense	$37,280	(106)	$39,466	180
		$(633)		$3,259

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain was recognized

Foreign exchange gain, net	$3,452	$2,377	$3,471	$3,525
	$3,452	$2,377	$3,471	$3,525

17. Borrowings
The following tables summarizes the Company’s debt position as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020
	Revolver Credit Facility	Structured Payables	Notes	Total
Current portion of long-term borrowings	$10,000	$474	$—	$10,474

Long-term borrowings	79,000	—	150,000	229,000
Unamortized debt discount	—	—	(11,908)	(11,908)
Unamortized debt issuance costs*	—	—	(857)	(857)
Long-term borrowings	79,000	—	137,235	216,235
Total borrowings	$89,000	$474	$137,235	$226,709

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
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

*Unamortized debt issuance costs for the Company’s revolver Credit Facility of $555 and $748 as of September 30, 2020 and December 31, 2019, respectively, is presented under “Other current assets” and “Other assets” in the consolidated balance sheets.

Revolver Credit Agreement

The Company’s $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”) with certain lenders and Citibank N.A. as Administrative Agent (the “Credit Facility”) carried an effective interest rate as shown below.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Effective interest rate	1.9%	4.1%	2.4%	4.1%

As of September 30, 2020 and December 31, 2019, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.
Convertible Senior Notes

On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 in an aggregate principal amount of 3.50% Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. Until October 4, 2020, under the Investment Agreement, the Purchaser was restricted from transferring the Notes or any shares of common stock issuable upon conversion of the Notes, or entering into any transaction that transfers such interests to a third party.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
During the three and nine months ended September 30, 2020 and 2019, the Company recognized interest expense and amortization of debt discount, on the Notes as below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest expense on the Notes	$1,313	$1,313	$3,938	$3,894
Amortization of debt discount on the Notes	$654	$618	$1,943	$1,836

Future principal payments/maturities for all of the Company's borrowings as of September 30, 2020 were as follows:

	Notes	Revolver Credit Facility	Structured Payables	Total
2020 (October - December)	$—	$—	$474	$474
2021	—	10,000	—	10,000
2022	—	79,000	—	79,000
2023	—	—	—	—
2024	150,000	—	—	150,000
Total	$150,000	$89,000	$474	$239,474
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of September 30, 2020 and December 31, 2019, the Company had outstanding letters of credit of $461 each, that were not recognized in the consolidated balance sheets.

18. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
The Company purchased shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended September 30, 2020	—	$—	$—
Three months ended September 30, 2019	—	$—	$—

Nine months ended September 30, 2020	26,601	$2,012	$75.63
Nine months ended September 30, 2019	22,666	$1,408	$62.11
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
September 30, 2020
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

The Company purchased shares of its common stock, including commissions, under the 2019 Repurchase Program and the 2017 Repurchase Program, as applicable, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended September 30, 2020	389,575	$24,906	$63.93
Three months ended September 30, 2019	125,744	$8,346	$66.38

Nine months ended September 30, 2020	565,340	$36,889	$65.25
Nine months ended September 30, 2019	563,769	$34,476	$61.15

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

19. Employee Benefit Plans

The Company’s Gratuity Plan in India (the "India Plan") provides for a lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. In addition, the Company’s subsidiary operating in the Philippines conforms to the minimum regulatory benefit, which provide for lump sum payment to vested employees on retirement from employment in an amount based on the respective employee’s salary and years of employment with the Company (the "Philippines Plan"). Liabilities with regard to the India Plan and the Philippines Plan are determined by actuarial valuation using the projected unit credit method. Current service costs for these Plans are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$679	$488	$2,021	$1,468
Interest cost	242	219	722	659
Expected return on plan assets	(159)	(142)	(477)	(428)
Amortization of actuarial loss/(gain)	98	(40)	296	(119)
Net gratuity cost	$860	$525	$2,562	$1,580

The India Plan is partially funded whereas the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund of the India Plan established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company expects to earn a return of approximately 7.0% per annum on the India Plan for the year ended December 31, 2020. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on assets and obligations related to employee benefit plans is subject to significant judgment and may cause variability in the Company’s net periodic benefit cost in future periods.

Change in Plan Assets
Plan assets at January 1, 2020	$8,784
Actual return	506
Employer contribution	3,072
Benefits paid	(634)
Effect of exchange rate changes	(267)
Plan assets at September 30, 2020	$11,461
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4.0% of employee compensation within certain limits. To enhance the Company’s liquidity position in response to COVID-19, the Company elected to temporarily suspend making any discretionary contributions to the 401(k) Plans from January 2020 until July 2020. The Company resumed the contributions retrospectively from August 2020.

The Company's accrual for contributions to the 401(k) Plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Contributions to the 401(k) Plans	$2,661	$779	$2,916	$2,901

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
The Company's contribution for various defined benefit plans on behalf of employees in India, the Philippines, Romania, the Czech Republic, South Africa, Colombia, Australia and Singapore were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Contributions to the defined benefit plans	$2,758	$2,849	$8,382	$7,665

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

The impact of the COVID-19 pandemic on the economic environment is uncertain and has caused variability in the determination of the incremental borrowing rate and extension option, which have an impact on measurement of lease liabilities and ROU assets.

The Company accounts for lease-related concessions to mitigate the economic effects of COVID-19 on lessees in accordance with guidance in Topic 842, Leases, to determine on lease-by-lease basis, whether the concession provided by a lessor should be accounted for as a lease modification. Such concessions had an insignificant impact on our unaudited consolidated financial statements during the nine months ended September 30, 2020.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)

Supplemental balance sheet information

	As of
	September 30, 2020	December 31, 2019
Operating Lease
Operating lease right-of-use assets	$95,873	$86,396

Operating lease liabilities - Current	$19,048	$24,148
Operating lease liabilities - Non-current	89,412	74,709
Total operating lease liabilities	$108,460	$98,857

Finance Lease
Property and equipment, gross	$1,626	$1,757
Accumulated depreciation	(1,104)	(1,120)
Property and equipment, net	$522	$637

Finance lease liabilities - Current	$249	$253
Finance lease liabilities - Non-current	321	430
Total finance lease liabilities	$570	$683

Finance lease liabilities are presented as a part of “accrued expenses and other current liabilities” and “other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.

During the three and nine months ended September 30, 2019, the Company performed an impairment test of its long-lived assets of its Health Integrated business. Based on the results, the operating lease ROU assets carrying value exceeded their fair value. As a result of this analysis, the Company recognized impairment on ROU assets of $0 and $989 during the three and nine months ended September 30, 2019, in the unaudited consolidated statements of income under "impairment and restructuring charges".

The components of lease cost, which are included in the Company's unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended September 30,		Nine months ended September 30,
Finance lease:	2020	2019	2020	2019
Amortization of right-of-use assets	$52	$68	$177	$198
Interest on lease liabilities	10	26	60	71
	62	94	237	269

Operating lease(a)	6,781	6,843	20,484	20,544
	6,781	6,843	20,484	20,544

Sublease income	—	(29)	—	(134)
Total lease cost	$6,843	$6,908	$20,721	$20,679
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
Supplemental cash flow and other information related to leases are as follows:

	Nine months ended September 30,
	2020	2019
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$19,780	$19,428
Operating cash outflows for finance leases	$60	$71
Financing cash outflows for finance leases	$180	$274
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,900	$31,189
Right-of-use assets obtained in exchange for new finance lease liabilities	$90	$177
Weighted-average remaining lease term
Finance lease	1.9 years	2.3 years
Operating lease	6.4 years	5.9 years
Weighted-average discount rate
Finance lease	10.3%	8.7%
Operating lease	7.5%	7.2%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, applicable to the respective geographies where the leases were entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.

Maturities of lease liabilities as of September 30, 2020 are as follows:

	Operating Leases	Finance Leases
2020 (October 1 - December 31)	$6,837	$105
2021	25,974	273
2022	24,239	157
2023	22,112	110
2024	17,175	38
2025 and thereafter	44,698	6
Total lease payments	$141,035	$689
Less: Imputed interest	32,575	119
Present value of lease liabilities	$108,460	$570

Maturities of minimum lease payments as of December 31, 2019 are as follows:

During the next twelve months ending December 31,	Operating Leases	Capital Leases
2020	$26,932	$325
2021	23,783	251
2022	21,526	157
2023	19,381	86
2024	14,865	22
2025 and thereafter	23,983	—
Total minimum lease payment	$130,470	$841
Less: Imputed interest	31,613	158
Present value of minimum lease payments	$98,857	$683

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
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

The Company's effective tax rate increased from 23.0% during the three months ended September 30, 2019 to 24.3% during the three months ended September 30, 2020. The Company recorded income tax expense of $8,490 and $5,701 for the three months ended September 30, 2020 and 2019, respectively. The increase in the income tax expense was primarily as a result of (i) higher profit during the three months ended September 30, 2020 and (ii) recording a discrete benefit of $495 during the three months ended September 30, 2019 relating to job related incentives in India for prior years.

The Company's effective tax rate increased from 21.3% during the nine months ended September 30, 2019 to 24.3% during the nine months ended September 30, 2020. The Company recorded income tax expense of $18,416 and $12,571 for the nine months ended September 30, 2020 and 2019, respectively. The increase in income tax expense was primarily as a result of (i) recording a one-time tax expense of $1,320 due to electing a new tax regime for two of the Company’s Indian subsidiaries which provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits during the nine months ended September 30, 2020, compared to a benefit of $2,520 recorded during the nine months ended September 30, 2019, (ii) higher profit during the nine months ended September 30, 2020, partially offset by (iii) recording of excess tax benefits related to stock awards of $1,874 pursuant to ASU No. 2016-09 during the nine months ended September 30, 2020 compared to $1,094 during the nine months ended September 30, 2019.
Income tax (deferred) recognized in other comprehensive income / (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income tax (expense)/benefit on:
Unrealized gain/(loss) on cash flow hedges	$(2,775)	$1,636	$(669)	$(20)
Retirement benefits	(32)	(9)	216	(99)
Foreign currency translation gain/(loss)	(2,161)	1,961	(6,365)	842
Total income tax (expense)/benefit recognized in other comprehensive income /(loss)	$(4,968)	$3,588	$(6,818)	$723

22. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of revenues	$1,723	$1,573	$4,765	$4,537
General and administrative expenses	3,358	2,957	8,038	8,713
Selling and marketing expenses	3,265	2,897	8,047	8,288
Total	$8,346	$7,427	$20,850	$21,538

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
As of September 30, 2020, the Company had 2,327,133 shares available for grant under the 2018 Omnibus Incentive Plan.
Stock Options
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	98,161	$23.39	$4,522	1.86
Granted	—	—	—	—
Exercised	(45,742)	22.85	2,193	—
Forfeited	—	—	—	—
Outstanding at September 30, 2020	52,419	$23.86	$2,207	1.37
Vested and exercisable at September 30, 2020	52,419	$23.86	$2,207	1.37
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2019*	27,384	$48.72	913,094	$59.61
Granted	—	—	392,287	77.01
Vested	(5,002)	52.41	(323,860)	56.62
Forfeited	—	—	(63,951)	65.37
Outstanding at September 30, 2020*	22,382	$47.90	917,570	$67.70

* As of September 30, 2020 and December 31, 2019 restricted stock units vested for which the underlying common stock is yet to be issued were 181,638 and 167,270 respectively.
As of September 30, 2020, unrecognized compensation cost of $48,346 is expected to be expensed over a weighted average period of 2.68 years.
Performance Based Stock Awards

Performance based restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2019	87,685	$62.54	87,670	$82.10
Granted	61,368	78.29	61,352	102.10
Vested	—	—	—	—
Forfeited	(2,736)	66.20	(2,734)	85.68
Outstanding at September 30, 2020	146,317	$69.08	146,288	$90.42

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
As of September 30, 2020, unrecognized compensation cost of $9,635 is expected to be expensed over a weighted average period of 1.90 years.
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

The Company had outstanding Notes with a principal amount of $150,000 each as of September 30, 2020 and December 31, 2019 and interest accrued of $2,625 and $1,313 as of September 30, 2020 and December 31, 2019, respectively, related to the Investment Agreement.

The Company recognized interest expense on the Notes related to the Investment Agreements as below. Refer to Note 17 – Borrowings to the unaudited consolidated financial statements for details.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest expense on Notes	$1,313	$1,313	$3,938	$3,894

24. Commitments and Contingencies

Capital Commitments

At September 30, 2020, the Company had committed to spend approximately $2,700 under agreements to purchase property and equipment. This amount is net of capital advances paid as of September 30, 2020 which are recognized in the unaudited consolidated balance sheets as property and equipment.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2020
(In thousands, except share and per share amounts)
Contingencies

The U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For the U.S., the Philippines and India, tax year 2016 and subsequent tax years remain open for examination by the tax authorities as of September 30, 2020.

The aggregate amount demanded by income tax authorities (net of advance payments, if any) from the Company related to its transfer pricing issues for tax years 2003 to 2016 and its permanent establishment issues for tax years 2003 to 2007 as of September 30, 2020 and December 31, 2019 is $16,588 and $16,220, respectively, of which the Company has made payments and/or provided bank guarantees to the extent $8,041 and $8,108, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,245 and $6,252 as of September 30, 2020 and December 31, 2019, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,796 and $1,856 as of September 30, 2020 and December 31, 2019, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheets.

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

We have described in this Quarterly Report on Form 10-Q, the impact of the global Coronavirus Disease 2019 pandemic (“COVID-19”) on our financial results for the quarter ended September 30, 2020. See "Cautionary Note Regarding Forward-Looking Statements" below and in Item 1A-“Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q for further information regarding risks and uncertainties relating to COVID-19.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Many of the following risks, uncertainties and other factors identified below are, and will be, amplified by COVID-19. These factors include but are not limited to:

•the impact of the COVID-19 pandemic and related response measures on our business, results of operations and financial condition, including the impact of governmental lockdowns and other restrictions on our operations and processes and those of our clients and suppliers;
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
•telecommunications or technology disruptions or breaches, natural or other disasters, or medical epidemics or pandemics;
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

In particular, you should consider the numerous risks outlined in Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q, Part II, Item 1A—“Risk Factors” in our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2020 and March 31, 2020 and Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.

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

Our new reportable segments are as follows:
•Insurance,
•Healthcare,
•Analytics, and
•Emerging Business
In conjunction with the new reporting structure, we recast our segment and goodwill disclosures for all prior periods presented to conform to the way we internally manage and monitor segment performance.

Our global delivery network, which includes highly trained industry and process specialists across the United States, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in India, the U.S., the Philippines, Bulgaria, Colombia, South Africa, Romania and the Czech Republic.

Continued impact of COVID-19 on Our Business

The global COVID-19 pandemic continues to materially impact worldwide economic activity and levels of business confidence and has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. During the first fiscal quarter ended March 31, 2020, COVID-19 did not have a significant impact on our business, however, in subsequent quarters, COVID-19 materially impacted us and our customers, employees, contractors, suppliers, and other partners, who were prevented from conducting business activities as usual, including due to the health and safety measures in response to COVID-19, such as shutdowns, which have been requested or mandated by governmental authorities. The shutdown measures disrupted our ability to provide our services and solutions and resulted in, among other things, loss of revenue, increased costs and the possibility of enhanced credit risk on our accounts receivable, which is reflected in our financial operating results. The continued spread of COVID-19 and the measures taken by the governments of countries affected has disrupted the continuity of our provision of services to our customers and adversely impacted our business, financial condition or results of operations.

In the second and third quarters of 2020, we took actions in response to the pandemic that focused on the implementation of our business continuity plans, helping our employees and our customers, as well as on preparing for the future and the long-term success of our business. These actions included disseminating guidance and information to our employees, facilitating work from home, implementing best practices for employees while working from home, periodic CEO messaging, various programs aimed at employee wellness, including a global wellness program, enhanced awareness towards information security, and updated cyber security and data privacy policies, among others. We have implemented broad travel restrictions and largely moved to virtual-only events for the safety of our employees and our customers. We also implemented pandemic-specific protocols for our essential employees whose jobs require them to be on-site or with our customers by implementing additional safety measures at all of our facilities, including increased frequency in cleaning and disinfecting, and enhanced hygiene and social distancing practices. We continue to work closely with our customers and business partners to support them as they expand their own remote work solutions and contingency plans, and help them to access our products and services remotely. There continues to be volatility and economic and geopolitical uncertainty in many markets around the world. Despite the efforts described above, there is a risk that if jurisdictions in which we operate reinstate prior restrictions, stagnate in their reopening processes, or implement new restrictions in response to new outbreaks or continued spread, our operations and business could be materially impacted.

The full extent of the impact of COVID-19 on our business, results of operations, financial position and cash flow in fiscal year 2020 and beyond is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. We also continue to evaluate market conditions and are taking precautionary measures to strengthen our financial position, including reevaluating the pace of our investment plans, hiring practices, use of our real estate and facilities, employee compensation, stock repurchase and discretionary spending, including marketing and travel expenses. In addition, some of our expenses are less variable in nature and do not closely correlate to changes in revenues, which may lead to a decrease in our profitability. However we do not expect COVID-19 and its related economic impact to materially adversely affect our liquidity position in the foreseeable future. Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our results of operations for the three and nine months ended period ended September 30, 2020 are not necessarily indicative of our future performance, and our financial results, including but not limited to net revenues, income from operations, net income, cash flow and earnings per share, in future periods may differ materially from historical trends. We continue to monitor the implications of COVID-19 on our business, as well as our customers’ and suppliers’ businesses.

In response to certain anticipated impacts from COVID-19, we have also implemented a series of temporary cost reduction measures to further preserve financial flexibility. These actions include the postponement of certain discretionary spending and capital expenditures, deferring scheduled increases in base salaries, deferring non-critical hiring, temporarily reducing the base salaries of our executive officers and certain other groups of employees and temporarily suspending the 401(k) match program for U.S. employees. Some of these actions have been reversed as of September 30, 2020.

We have also taken certain precautionary measures to maintain financial flexibility during this time, including drawing $100.0 million from our line of credit under our existing Credit Agreement on March 12, 2020, the proceeds of which were available for working capital, general corporate or other purposes as needed, however it was repaid in full on April 20, 2020. During the quarter ended March 31, 2020, to enhance our liquidity position in response to COVID-19, management elected to temporarily suspend share repurchases under the 2019 Repurchase Program. We resumed share repurchases effective July 1, 2020, considering improved market conditions, our capital and liquidity needs and other factors, and are now targeting to repurchase up to $80.0 million for calendar year 2020, subject to market conditions.

As of September 30, 2020, due to the macroeconomic conditions arising from COVID-19, we performed a goodwill impairment test for any potential impairment and concluded that there was no impairment. However, there can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. These estimates and judgments may not be within the control of us and accordingly it is reasonably possible that the judgments and estimates could change in future periods. We determined there was no triggering event and no impairment test was performed during the three months ended September 30, 2020.

For additional information and risks related to COVID-19, see Item 1A- "Risk Factors" below.

Revenues

For the three months ended September 30, 2020, we had revenues of $241.0 million compared to revenues of $251.4 million for the three months ended September 30, 2019, a decrease of $10.4 million, or 4.1%. For the nine months ended September 30, 2020, we had revenues of $709.5 million compared to revenues of $734.5 million for the nine months ended September 30, 2019, a decrease of $25.0 million, or 3.4%.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating 84.6% and 9.5%, respectively, of our total revenues for the three months ended September 30, 2020, and 83.0% and 11.1%, respectively, of our total revenues for the three months ended September 30, 2019. For the nine months ended September 30, 2020, these two regions generated 84.7% and 9.2%, respectively, of our total revenues and 82.1% and 11.9%, respectively, of our total revenues for the nine months ended September 30, 2019.

For the three months ended September 30, 2020 and 2019, our total revenues from our top ten clients accounted for 38.7% and 35.7% of our total revenues, respectively. For the nine months ended September 30, 2020 and 2019, our total revenues from our top ten clients accounted for 37.3% and 36.2% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.

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

Due to rounding, the numbers presented in the tables included in this “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.
Results of Operations
The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollars in millions)		(dollars in millions)
Revenues, net	$241.0	$251.4	$709.5	$734.5
Cost of revenues(1)	152.1	167.5	473.1	487.2
Gross profit(1)	88.9	83.9	236.4	247.3
Operating expenses:
General and administrative expenses	26.8	29.6	84.5	93.4
Selling and marketing expenses	15.3	18.3	42.8	54.0
Depreciation and amortization expense	12.4	13.1	37.3	39.5
Impairment and restructuring charges	—	0.5	—	7.3
Total operating expenses	54.5	61.5	164.6	194.2
Income from operations	34.4	22.4	71.8	53.1
Foreign exchange gain, net	0.7	1.0	3.5	3.5
Interest expense	(2.6)	(3.2)	(8.6)	(10.6)
Other income, net	2.5	4.6	9.2	13.1
Income before income tax expense and earnings from equity affiliates	35.0	24.8	75.9	59.1
Income tax expense	8.5	5.7	18.4	12.6
Income before earnings from equity affiliates	26.5	19.1	57.5	46.5
Loss from equity-method investment	0.1	0.1	0.2	0.2
Net income attributable to ExlService Holdings, Inc. stockholders	$26.4	$19.0	$57.3	$46.3

(1) Exclusive of depreciation and amortization expense.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Insurance	$87.8	$91.1	$(3.3)	(3.6)%
Healthcare	25.1	25.6	(0.5)	(2.0)%
Emerging Business	37.6	45.9	(8.3)	(18.2)%
Analytics	90.5	88.8	1.7	2.0%
Total revenues, net	$241.0	$251.4	$(10.4)	(4.1)%

Revenues for the three months ended September 30, 2020 were $241.0 million, down $10.4 million, or 4.1%, compared to the three months ended September 30, 2019. The impact of the COVID-19 pandemic on our net revenues in the third quarter of 2020 was primarily related to clients adapting to the shift in our delivery capabilities from a physical to a virtual, work-from-home operating environment as well as economic uncertainty leading to lower volumes from some existing clients and causing delays in the execution and implementation of new client contracts, which impacted growth.

Revenue decline in Insurance of $3.3 million was primarily driven by ramp down of certain client contracts and lower volumes due to the impact of COVID-19 aggregating to $14.1 million, partially offset by expansion of business from certain existing clients aggregating to $10.6 million and $0.2 million mainly attributable to the appreciation of Australian dollar and U.K pound sterling against the U.S. dollar and depreciation of the Indian rupee and South African ZAR against the U.S. dollar during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Insurance revenues were 36.4% and 36.2% of our total revenues in the three months ended September 30, 2020 and September 30, 2019, respectively.

Revenue decline in Healthcare of $0.5 million was primarily driven by our December 2019 wind-down of Health Integrated business revenues of $2.9 million, partially offset by expansion of business from certain existing clients aggregating to $2.4 million during the three months ended September 30, 2020. Healthcare revenues were 10.4% and 10.2% of our total revenues in the three months ended September 30, 2020 and September 30, 2019, respectively.

Revenue decline in Emerging Business of $8.3 million was primarily driven by lower volumes due to the impact of COVID-19 and ramp down of certain client contracts aggregating to $7.9 million and $0.4 million attributable to the depreciation of the Indian rupee against the U.S. dollar during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Emerging Business revenues were 15.6% and 18.3% of our total revenues in the three months ended September 30, 2020 and September 30, 2019, respectively.

Revenue growth in Analytics of $1.7 million was attributable to higher volumes from our existing clients of $1.4 million, and $0.3 million attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Analytics revenues were 37.5% and 35.3% of our total revenues in the three months ended September 30, 2020 and September 30, 2019, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended September 30,		Change	Percentage change	Three months ended September 30,		Change
	2020	2019			2020	2019
	(dollars in millions)
Insurance	$56.8	$62.2	$(5.4)	(8.7)%	35.3%	31.7%	3.6%
Healthcare	18.0	20.4	(2.4)	(11.8)%	28.4%	20.4%	8.0%
Emerging Business	20.8	27.1	(6.3)	(23.2)%	44.7%	41.0%	3.7%
Analytics	56.5	57.8	(1.3)	(2.4)%	37.6%	34.8%	2.8%
Total	$152.1	$167.5	$(15.4)	(9.2)%	36.9%	33.4%	3.5%

For the three months ended September 30, 2020, cost of revenues was $152.1 million compared to $167.5 million for the three months ended September 30, 2019, a decrease of $15.4 million, or 9.2%. Our gross margin for the three months ended September 30, 2020 was 36.9% compared to 33.4% for the three months ended September 30, 2019, an increase of 350 basis points (“bps”).

The decrease in cost of revenues in Insurance of $5.4 million was primarily due to decrease in employee-related costs of $3.9 million, lower travel costs of $2.2 million and currency movements, net of hedging of $0.3 million. This was offset by higher technology and other operating costs of $0.9 million. Gross margin in Insurance increased by 360 bps during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to expansion in margin in certain existing clients and lower operating expenses as a result of COVID-19 cost reduction measures during the three months ended September 30, 2020.

The decrease in cost of revenues in Healthcare of $2.4 million was primarily due to decrease in employee-related costs of $2.2 million, lower travel costs of $0.3 million and currency movements, net of hedging of $0.1 million, partially offset by higher other operating costs of $0.2 million. Gross margin in Healthcare increased by 800 bps during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to lower margin in the Heath Integrated business during the three months ended September 30, 2019 and higher revenues during the three months ended September 30, 2020.

The decrease in cost of revenues in Emerging Business of $6.3 million was primarily due to a decrease in employee-related costs of $4.9 million, lower infrastructure and travel costs of $1.5 million and currency movements, net of hedging of $0.2 million, partially offset by higher other operating costs of $0.3 million. Gross margin in Emerging Business increased by 370 bps during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to lower operating expenses as a result of COVID-19 cost reduction measures during the three months ended September 30, 2020.

The decrease in cost of revenues in Analytics of $1.3 million was primarily due to lower travel costs of $1.8 million, lower other operating costs of $1.1 million, lower infrastructure costs of $0.5 million and currency movements, net of hedging of $0.4 million. This was partially offset by an increase in employee-related costs of $1.5 million and technology costs of $0.9 million. Gross margin in Analytics increased by 280 bps during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to higher revenues and lower operating expenses as a result of COVID-19 cost reduction measures.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,		Change	Percentage change
	2020	2019
	(dollars in millions)
General and administrative expenses	$26.8	$29.6	$(2.8)	(9.4)%
Selling and marketing expenses	15.3	18.3	(3.0)	(16.5)%
Selling, general and administrative expenses	$42.1	$47.9	$(5.8)	(12.1)%
As a percentage of revenues	17.5%	19.1%

The decrease in SG&A expenses of $5.8 million was primarily due to COVID-19 cost reduction measures including the temporary reduction of the base salaries of our executive officers and certain other groups of employees. The decrease was driven by lower employee-related costs of $4.7 million, lower travel costs of $1.7 million, partially offset by higher other operating costs of $0.6 million.
Depreciation and Amortization.

	Three months ended September 30,		Change	Percentage change
	2020	2019
	(dollars in millions)
Depreciation expense	$9.0	$7.5	$1.5	19.4%
Intangible amortization expense	3.4	5.6	(2.2)	(38.0)%
Depreciation and amortization expense	$12.4	$13.1	$(0.7)	(4.8)%
As a percentage of revenues	5.2%	5.2%

The decrease in intangibles amortization expense of $2.2 million was primarily due to end of useful lives for certain intangible assets during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in depreciation expense of $1.5 million was due to depreciation related to our investments in new operating centers to support our business growth.

Impairment and Restructuring Charges.

	Three months ended September 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Impairment and restructuring charges	$—	$0.5	$(0.5)	(100.0)%
As a percentage of revenues	—%	0.2%

During the three months ended September 30, 2019, we recorded restructuring charges of $0.5 million in connection with the wind-down of our Health Integrated business.

Income from Operations. Income from operations increased by $12.0 million, or 53.4%, from $22.4 million for the three months ended September 30, 2019 to $34.4 million for the three months ended September 30, 2020. As a percentage of revenues, income from operations increased from 8.9% for the three months ended September 30, 2019 to 14.3% for the three months ended September 30, 2020.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the Australian dollar during the three months ended September 30, 2020. The average exchange rate of the U.S. dollar against the Indian rupee increased from 70.35 during the three months ended September 30, 2019 to 74.06 during the three months ended September 30, 2020. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.22 during the three months ended September 30, 2019 to 1.31 during the three months ended September 30, 2020. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 51.59 during the three months ended September 30, 2019 to 48.71 during the three months ended September 30, 2020. The average exchange rate of the U.S. dollar against the Australian dollar decreased from 1.47 during the three months ended September 30, 2019 to 1.39 during the three months ended September 30, 2020.

We recorded a net foreign exchange gain of $0.7 million for the three months ended September 30, 2020 compared to the net foreign exchange gain of $1.0 million for the three months ended September 30, 2019.

Interest expense. Interest expense decreased from $3.2 million for the three months ended September 30, 2019 to $2.6 million for the three months ended September 30, 2020, primarily due to repayments leading to lower outstanding borrowings and lower effective interest rates under our Credit Facility during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.
Other Income, net.

	Three months ended September 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$2.0	$3.2	$(1.2)	(38.9)%
Interest income	0.8	0.5	0.3	58.9%
Other, net	(0.3)	0.9	(1.2)	(130.1)%
Other income, net	$2.5	$4.6	$(2.1)	(45.5)%

Other income, net decreased by $2.1 million, from $4.6 million for the three months ended September 30, 2019 to $2.5 million for the three months ended September 30, 2020, primarily due to lower return on mutual fund investments of $1.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and recognition of one-time other income of $0.8 million related to our Health Integrated business during the three months ended September 30, 2019.

Income Tax Expense. The effective tax rate increased from 23.0% during the three months ended September 30, 2019 to 24.3% during the three months ended September 30, 2020. We recorded income tax expense of $8.5 million and $5.7 million for the three months ended    September 30, 2020 and 2019, respectively. The increase in income tax expense was primarily as a result of (i) higher profit during the three months ended September 30, 2020 and (ii) recording a discrete benefit of $0.5 million during the three months ended September 30, 2019 relating to job related incentives in India for prior years.
Net Income. Net income increased from $19.0 million for the three months ended September 30, 2019 to $26.4 million for the three months ended September 30, 2020, primarily due to increase in income from operations of $12.0 million, lower interest expense of $0.6 million. This was partially offset by higher income tax expense of $2.8 million, lower other income, net of $2.1 million, lower foreign exchange gain, net of $0.3 million. As a percentage of revenues, net income increased from 7.6% for the three months ended September 30, 2019 to 11.0% for the three months ended September 30, 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues.

The following table summarizes our revenues by reportable segments for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Insurance	$252.9	$258.0	$(5.1)	(2.0)%
Healthcare	77.1	69.6	7.5	10.8%
Emerging Business	114.9	143.3	(28.4)	(19.8)%
Analytics	264.6	263.6	1.0	0.4%
Total revenues, net	$709.5	$734.5	$(25.0)	(3.4)%

Revenues for the nine months ended September 30, 2020 were $709.5 million, down $25.0 million, or 3.4%, compared to the nine months ended September 30, 2019. The impact of the COVID-19 pandemic on our net revenues for the nine months ended September 30, 2020 was primarily related to clients adapting to the shift in our delivery capabilities from a physical to a virtual, work-from-home operating environment, as well as economic uncertainty leading to lower volumes from some existing clients and causing delays in the execution and implementation of new client contracts, which impacted growth.

Revenue decline in Insurance of $5.1 million was primarily driven by lower volumes due to the impact of COVID-19 and ramp down of certain client contracts, partially offset by expansion of business from certain existing clients aggregating to $3.8 million and $1.4 million mainly attributable to the depreciation of the Indian rupee, Australian dollar and South African ZAR against the U.S. dollar during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Insurance revenues were 35.6% and 35.1% of our total revenues in the nine months ended September 30, 2020 and September 30, 2019, respectively.

Revenue growth in Healthcare of $7.5 million was primarily driven by expansion of business from our existing clients and new wins aggregating to $17.2 million, partially offset by our December 2019 wind-down of Health Integrated business revenues of $9.7 million during the nine months ended September 30, 2019. Healthcare revenues were 10.9% and 9.5% of our total revenues in the nine months ended September 30, 2020 and September 30, 2019, respectively.

Revenue decline in Emerging Business of $28.4 million was primarily driven by lower volumes due to the impact of COVID-19 and ramp down of certain client contracts aggregating to $26.7 million, and $1.7 million attributable to the depreciation of the Indian rupee against the U.S. dollar during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Emerging Business revenues were 16.2% and 19.5% of our total revenues in the nine months ended September 30, 2020 and September 30, 2019, respectively.

Revenue growth in Analytics of $1.0 million was attributable to our recurring and project-based engagements from our existing clients of $1.2 million, partially offset by $0.2 million attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Analytics revenues were 37.3% and 35.9% of our total revenues in the nine months ended September 30, 2020 and September 30, 2019, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Nine months ended September 30,			Percentage change	Nine months ended September 30,		Change
	2020	2019	Change		2020	2019
	(dollars in millions)
Insurance	$174.9	$176.9	$(2.0)	(1.1)%	30.8%	31.4%	(0.6)%
Healthcare	57.2	56.0	1.2	2.3%	25.8%	19.6%	6.2%
Emerging Business	68.7	82.1	(13.4)	(16.4)%	40.2%	42.6%	(2.4)%
Analytics	172.3	172.2	0.1	0.1%	34.9%	34.7%	0.2%
Total	$473.1	$487.2	$(14.1)	(2.9)%	33.3%	33.7%	(0.4)%

For the nine months ended September 30, 2020, cost of revenues was $473.1 million compared to $487.2 million for the nine months ended September 30, 2019, a decrease of $14.1 million, or 2.9%. Our gross margin for the nine months ended September 30, 2020 was 33.3% compared to 33.7% for nine months ended September 30, 2019, a decrease of 40 bps.

The decrease in cost of revenues in Insurance of $2.0 million was primarily due to a decrease in employee-related costs of $2.2 million, lower travel costs of $1.8 million and currency movements, net of hedging of $1.8 million. This was partially offset by higher infrastructure and technology costs of $2.6 million and other operating costs of $1.2 million. Gross margin in Insurance decreased by 60 bps during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower revenues in existing clients.

The increase in cost of revenues in Healthcare of $1.2 million was primarily due to an increase in employee-related costs of $1.5 million and other operating costs of $0.5 million. This was partially offset by lower technology costs of $0.4 million and currency movements, net of hedging of $0.4 million. Gross margin in Healthcare increased by 620 bps during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower margin in the Health Integrated business during the nine months ended September 30, 2019 and higher revenues during the nine months ended September 30, 2020.

The decrease in cost of revenues in Emerging Business of $13.4 million was primarily due to a decrease in employee-related costs of $9.7 million, lower infrastructure and technology cost of $2.1 million, lower travel costs of $1.4 million, and currency movements, net of hedging of $1.1 million, partially offset by higher other operating costs of $0.9 million. Gross margin in Emerging Business decreased by 240 bps during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to lower revenues.

The increase in cost of revenues in Analytics of $0.1 million was primarily due to an increase in employee-related costs of $10.7 million and higher technology costs of $1.1 million. This was partially offset by lower other operating costs of $6.4 million, lower travel costs of $3.7 million and currency movements, net of hedging of $1.6 million. Gross margin in Analytics increased by 20 bps during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Selling, General and Administrative (“SG&A”) Expenses.

	Nine months ended September 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
General and administrative expenses	$84.5	$93.4	$(8.9)	(9.5)%
Selling and marketing expenses	42.8	54.0	(11.2)	(20.7)%
Selling, general and administrative expenses	$127.3	$147.4	$(20.1)	(13.6)%
As a percentage of revenues	17.9%	20.1%

The decrease in SG&A expenses of $20.1 million was primarily due to COVID-19 cost reduction measures including the temporary reduction of the base salaries of our executive officers and certain other groups of employees. The decrease was driven by lower employee-related costs of $14.4 million, lower infrastructure and travel costs of $4.0 million, lower other operating costs of $0.6 million and currency movements, net of hedging of $1.1 million.

Depreciation and Amortization.

	Nine months ended September 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Depreciation expense	$26.3	$22.9	$3.4	14.9%
Intangible amortization expense	11.0	16.6	(5.6)	(33.7)%
Depreciation and amortization expense	$37.3	$39.5	$(2.2)	(5.5)%
As a percentage of revenues	5.3%	5.4%

The decrease in intangibles amortization expense of $5.6 million was primarily due to end of useful lives for certain intangible assets during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in depreciation expense of $3.4 million was due to depreciation related to our investments in new operating centers to support our business growth.

Impairment and Restructuring Charges.

	Nine months ended September 30,			Percentage change
	2020	2019	Change
	(dollars in millions)
Impairment and restructuring charges	$—	$7.3	$(7.3)	(100.0)%
As a percentage of revenues	—%	1.0%

During the nine months ended September 30, 2019, we recorded impairment charges of $3.2 million and restructuring charges of $4.1 million in connection with the wind-down of our Health Integrated business.

Income from Operations. Income from operations increased by $18.7 million, or 35.0%, from $53.1 million for the nine months ended September 30, 2019 to $71.8 million for the nine months ended September 30, 2020. As a percentage of revenues, income from operations increased from 7.2% for the nine months ended September 30, 2019 to 10.1% for the nine months ended September 30, 2020.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso, Australian dollar and the South African ZAR during the nine months ended September 30, 2020. The average exchange rate of the U.S. dollar against the Indian rupee increased from 70.03 during the nine months ended September 30, 2019 to 74.18 during the nine months ended September 30, 2020. The average exchange rate of the U.K. pound sterling against the U.S. dollar remained stable at 1.27 during the nine months ended September 30, 2020 from the nine months ended September 30, 2019. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 51.84 during the nine months ended September 30, 2019 to 49.94 during the nine months ended September 30, 2020. The average exchange rate of the U.S. dollar against the Australian dollar increased from 1.43 during the nine months ended September 30, 2019 to 1.48 during the nine months ended September 30, 2020. The average exchange rate of the U.S. dollar against the South African ZAR increased from 14.38 during the nine months ended September 30, 2019 to 16.88 during the nine months ended September 30, 2020.

We recorded a net foreign exchange gain of $3.5 million each for the nine months ended September 30, 2020 and 2019.

Interest expense. Interest expense decreased from $10.6 million for the nine months ended September 30, 2019 to $8.6 million for the nine months ended September 30, 2020 primarily due to repayments of borrowings leading to lower outstanding borrowings and lower effective interest rates under our Credit Facility during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Other Income, net.

	Nine months ended September 30,			Percentage change
	2020	2019	Change
Gain on sale and mark-to-market of mutual funds	$7.1	$10.1	$(3.0)	(29.1)%
Interest income	1.9	2.0	(0.1)	(2.1)%
Other, net	0.2	1.0	(0.8)	(84.0)%
Other income, net	$9.2	$13.1	$(3.9)	(29.4)%

Other income, net decreased by $3.9 million, from $13.1 million for the nine months ended September 30, 2019 to $9.2 million for the nine months ended September 30, 2020, primarily due to lower return on mutual fund investments of $3.0 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 and recognition of one-time other income of $0.8 million related to our Health Integrated business during the nine months ended September 30, 2019.

Income Tax Expense. The effective tax rate increased from 21.3% during the nine months ended September 30, 2019 to 24.3% during the nine months ended September 30, 2020. We recorded income tax expense of $18.4 million and $12.6 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in income tax expense was primarily as a result of (i) recording of a one-time tax expense of $1.3 million due to electing a new tax regime for two of our Indian subsidiaries which provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits during the nine months ended September 30, 2020, compared to a benefit of $2.5 million recorded during the nine months ended September 30, 2019, (ii) higher profit during the nine months ended September 30, 2020, partially offset by (iii) recording of excess tax benefits related to stock awards of $1.9 million pursuant to ASU No. 2016-09 during the nine months ended September 30, 2020 compared to $1.1 million during the nine months ended September 30, 2019. See Note 21 - Income Taxes to our unaudited consolidated financial statements.

Net Income. Net income increased from $46.3 million for the nine months ended September 30, 2019 to $57.3 million for the nine months ended September 30, 2020, primarily due to increase in income from operations of $18.7 million, lower interest expense of $2.0 million. This was partially offset by lower other income, net of $3.9 million and higher income tax expense of $5.8 million. As a percentage of revenues, net income increased from 6.3% for the nine months ended September 30, 2019 to 8.1% for the nine months ended September 30, 2020.

Liquidity and Capital Resources

	Nine months ended September 30,
	2020	2019
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$127.0	$104.1
Net cash provided by operating activities	126.3	106.0
Net cash provided by/(used for) investing activities	11.1	(21.3)
Net cash used for financing activities	(48.4)	(77.7)
Effect of exchange rate changes	—	(1.8)
Closing cash, cash equivalents and restricted cash	$216.0	$109.3
As of September 30, 2020 and 2019, we had $362.6 million and $280.8 million, respectively, in cash, cash equivalents and short-term investments, of which $300.7 million, and $228.7 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes and we do not currently intend to distribute such amounts. If, in the future, we change our intention regarding distributions, additional taxes may be required and would be recorded in the period the intention changes.
Operating Activities: Cash flows provided by operating activities were $126.3 million for the nine months ended September 30, 2020 as compared to cash flows provided by operating activities of $106.0 million during the nine months ended September 30, 2019. Generally, factors that affect our earnings, for instance, pricing, volume of services, costs and productivity, affect our cash flows used or provided from operations in a similar manner. However, while management of working capital, including timing of collections and payments affects operating results only indirectly, the impact on the working capital requirements and cash flows provided by operating activities can be significant.
Cash flows provided by operating activities for the nine months ended September 30, 2020 were $126.3 million. This comprised of net income plus the net effect of non-cash items, such as depreciation and amortization expense, stock-based compensation expense, amortization of operating lease right-of-use assets, unrealized gains on short-term investment, deferred income taxes, and others aggregating to $130.6 million. The primary working capital use of cash of $32.2 million during the nine months ended September 30, 2020 was driven by payments of operating lease liabilities, accrued employee costs, accrued expenses and other liabilities and accounts payable. The primary working capital sources of cash of $27.9 million was driven by collections of accounts receivables, decrease in advance income tax, net, current and non-current assets and increase in deferred revenues.

Investing Activities: Cash flows provided by investing activities were $11.1 million for the nine months ended September 30, 2020 as compared to cash flows used for investing activities of $21.3 million for the nine months ended September 30, 2019. The increase is mainly due to higher net redemption of investments of $45.7 million during the nine months ended September 30, 2020 as compared to net redemptions of investments of $11.2 million during the nine months ended September 30, 2019. This was partially offset by higher capital expenditures for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $2.1 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Financing Activities: Cash flows used for financing activities were $48.4 million during the nine months ended September 30, 2020 as compared to cash flows used for financing activities of $77.7 million during the nine months ended September 30, 2019. The decrease in cash flows used for financing activities was primarily due to lower net repayment of $10.4 million (net of proceeds) under our Credit Facility (as described below in “Financing Arrangements (Debt Facility)”) during the nine months ended September 30, 2020 as compared to net repayments of $41.8 million during the nine months ended September 30, 2019, partially offset by higher purchases of treasury stock by $3.0 million under our share repurchase program during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

We expect to use cash from operating activities to maintain and expand our business by making investments primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $34.6 million of capital expenditures in the nine months ended September 30, 2020. We expect to incur total capital expenditures of between $36.0 million and $38.0 million in 2020, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

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

During the nine months ended September 30, 2020, to enhance our liquidity position in response to COVID-19, management has taken certain precautionary measures, including: drawing $100.0 million from our line of credit under our existing Credit Agreement on March 12, 2020, the proceeds of which were available for working capital, general corporate or other purposes as needed, and which was repaid in full on April 20, 2020; and electing to temporarily suspend share repurchases under our 2019 Repurchase Program, and other cost reduction measures related to employee and vendor expenses and capital expenditure plans. The 2019 Repurchase Program remains authorized by the Board of Directors and the management using its discretion has resumed share repurchases effective July 1, 2020, considering improved market conditions, our capital needs and other factors. However, there is no assurance that the impacts we have experienced to date, and any future impact we may experience, from the COVID-19 pandemic will not have an adverse effect on our cash flows.

The Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”) allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from April 1, 2020 and ending December 31, 2020. As of September 30, 2020, we deferred FICA payments of $4.5 million under the CARES Act and will continue to defer FICA payments through December 31, 2020. The deferred amount will be payable as follows: (1) 50% of the deferred amount will be paid on December 31, 2021 and (2) the remaining 50% of the deferred amount will be paid on December 31, 2022.
Financing Arrangements (Debt Facility)
The following tables summarizes our Debt balances as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020
	(dollars in millions)
	Revolver Credit Facility	Structured Payables	Notes	Total
Current portion of long-term borrowings	$10.0	$0.5	$—	$10.5

Long-term borrowings	79.0	—	150.0	229.0
Unamortized debt discount	—	—	(11.9)	(11.9)
Unamortized debt issuance costs*	—	—	(0.9)	(0.9)
Long-term borrowings	79.0	—	137.2	216.2
Total borrowings	$89.0	$0.5	$137.2	$226.7

	As of December 31, 2019
	(dollars in millions)
	Revolver Credit Facility	Structured Payables	Notes	Total
Current portion of long-term borrowings	$40.0	$0.9	$—	$40.9

Long-term borrowings	59.0	—	150.0	209.0
Unamortized debt discount	—	—	(13.9)	(13.9)
Unamortized debt issuance costs*	—	—	(1.0)	(1.0)
Long-term borrowings	59.0	$—	$135.1	$194.1
Total borrowings	$99.0	$0.9	$135.1	$235.0

*Unamortized debt issuance costs for our revolver Credit Facility of $0.6 million and $0.7 million as of September 30, 2020 and December 31, 2019, respectively, is presented under “Other current assets” and “Other assets” in the consolidated balance sheets.

See Note 17 - Borrowings to our unaudited consolidated financial statements herein for further details on our debt facilities.
Off-Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of September 30, 2020 and December 31, 2019, we had outstanding letters of credit of $0.5 million each, respectively, that were not recognized in our unaudited and audited consolidated balance sheets, respectively. These are not reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off balance sheet arrangements or obligations.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2020:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.3	$0.3	$0.1	$—	$0.7
Operating leases(a)	26.5	47.5	30.1	36.9	141.0
Purchase obligations	2.7	—	—	—	2.7
Other obligations(b)	2.4	4.2	3.4	5.7	15.7
Borrowings:
Principal payments	10.5	79.0	150.0	—	239.5
Interest payments(c)	6.3	11.5	7.9	—	25.7
Total contractual cash obligations(d)	$48.7	$142.5	$191.5	$42.6	$425.3

(a)Represents operating lease liabilities payable over the lease term.
(b) Represents estimated employee benefit payments under the Gratuity Plan.
(c)Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of September 30, 2020.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended September 30, 2020, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of September 30, 2020, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     Other Information

ITEM 1.    Legal Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 24 - Commitments and Contingencies to our unaudited consolidated financial statements contained herein for details.

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

In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a global pandemic. This global pandemic is having widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. COVID-19 has affected us, our customers, employees, contractors, suppliers and business partners, all of whom have been prevented from conducting business activities as usual, including due to the many and varying health and safety measures in response to COVID-19, including travel restrictions, quarantines, curfews, shelter in place and safer-at-home orders, and business shutdowns, as well as multi-step reopening policies. The continued spread of COVID-19 and the measures taken by governmental authorities disrupted the continuity of our provision of services to our customers and adversely impacted our business, results of operations and financial condition (see Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q).

The COVID-19 pandemic and the actions taken by governments, businesses and individuals in response to the pandemic have resulted in, and are expected to continue to result in, a substantial curtailment of business activities, weakened economic conditions, significant economic uncertainty and volatility in the financial markets, both in the United States and abroad. The ultimate impact of COVID-19 on our business, operations and financial results remains unknown and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and our solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; any closures of our and our clients' offices and facilities, and any additional preventative or protective actions that we, our clients, and governments may implement that may result in a period of continued business interruption. The global macroeconomic effects of the pandemic may have long-lasting effects, even after the pandemic has subsided.

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
•COVID-19 and remote-work oriented phishing and similar cybersecurity attack attempts;
•remote work solutions may be limited in their ability to replicate the operational oversight and security controls of our office environments and we may suffer operational and information security failures as a result of the changed controls;
•we may be required to revise certain accounting estimates and judgments such as, but not limited to, those related to the valuation of long-lived assets, goodwill and intangibles, and deferred tax assets, which could have a material adverse effect on our financial position and results of operations;
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

The measures taken to date will impact our business for the fourth quarter of 2020 and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of the COVID-19 pandemic on our business and the duration for which it may have an impact cannot be determined at this time. Any of these events could cause or contribute to risks and uncertainties enumerated in this Quarterly Report on Form 10-Q or our other filings with the SEC, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2020, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	157,600	$62.64	157,600	$178,144,055
August 1, 2020 through August 31, 2020	75,349	$65.84	75,349	$173,182,802
September 1, 2020 through September 30, 2020	156,626	$64.30	156,626	$163,111,132
Total	389,575	$63.93	389,575	$—

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

During the quarter ended March 31, 2020, to enhance our liquidity position in response to COVID-19, management elected to temporarily suspend share repurchases under the 2019 Repurchase Program. We resumed share repurchases effective July 1, 2020, considering improved market conditions, our capital and liquidity needs and other factors, and are now targeting to repurchase up to $80.0 million for calendar year 2020, subject to market conditions.

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

3.3	Fifth Amended and Restated By-laws of ExlService Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 19, 2019)

10.1	Second Amended and Restated Employment and Non-Competition Agreement, dated August 3, 2020, between the Company and Rohit Kapoor.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2020	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)