Form 10-K
period 2020-12-31
ExlService Holdings, Inc.
filed 2021-02-25
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
None
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of common stock held by non-affiliates was approximately $2,109,568,361.

As of February 22, 2021, there were 33,474,596 shares of the registrant’s common stock outstanding, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2020.

ITEM 1.     Business
ExlService Holdings, Inc. (“EXL”, “we”, “us", "our" or the "Company"), incorporated in Delaware in 2002, is a leading operations management and analytics company that helps its clients build and grow sustainable businesses. By orchestrating our domain expertise, data, analytics and digital technology, we look deeper to design and manage agile, customer-centric operating models to improve global operations, drive profitability, enhance customer satisfaction, increase data-driven insights, and manage risk and compliance. We serve customers in multiple industries, including insurance, healthcare, banking and financial services, utilities, travel, transportation and logistics, media and retail, among others. Headquartered in New York, we have more than 31,900 professionals in locations throughout the United States, the United Kingdom, Europe, India, the Philippines, Colombia, Canada, Australia and South Africa.
We operate in the business process management (“BPM”) industry, and we provide operations management and analytics services. Effective January 1, 2020, we made certain operational and structural changes to more closely integrate our businesses and to simplify our organizational structure. Since then, we have managed and reported financial information through our four strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management reviews financial information and makes operating decisions. In line with our strategy of vertical integration and focus on domain expertise, we integrated our Finance & Accounting and Consulting operating segments within each of the Insurance and Healthcare operating segments based on the respective industry-specific clients. Finance & Accounting and Consulting Services to clients outside of those industries are part of our “Emerging Business” segment. In addition, we integrated our former Travel, Transportation and Logistics, Banking and Financial Services, and Utilities operating segments under “Emerging Business” to further leverage and optimize the operating scale in providing operations management services.
Our strategic business units align our products and services with how we manage our business, approach our key markets and interact with our clients. These business units develop client-specific solutions, build capabilities, maintain a unified go-to-market approach and are integrally responsible for service delivery, customer satisfaction, growth and profitability. Through our data-led framework, we are able to deliver better outcomes for our clients through the use of data and analytics and by applying data we create intelligence operations to create superior customer outcomes, optimize costs and design resilient and agile business models, using our operations management and analytics.
COVID–19 Global Pandemic
The global Coronavirus Disease 2019 pandemic (“COVID-19”) has caused and continues to cause global economic disruption and uncertainty, including in our business. The adverse global economic impact of this pandemic has had an adverse impact on parts of our business, customers, and suppliers and caused many challenges for our business operations during fiscal 2020.
The extent to which COVID-19 impacts our future business, strategic initiatives, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity and resurgence, of COVID-19, the effects of COVID-19 on our customers, vendors and employees and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.
We will continue to evaluate the nature and scope of the impact to our business and may take further actions strategizing our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.
For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, refer to Part I, Item 1A, "Risk Factors" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Operations Management Services
Our operations management services, which we provide from our Insurance, Healthcare and Emerging Business operating segments, typically involve the transfer to EXL business operations of a client such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage those operations for our client on an ongoing basis, or in case of consulting, consulting services related to transformation services, including digital transformation services. We use a focused industry vertical approach to manage our business and to provide a suite of integrated BPM services to organizations in the insurance, healthcare, travel transportation and logistics, banking and financial services and utilities industries in addition to providing finance and accounting and consulting services across these industries as well as to clients in other industries like manufacturing and media among others. By using advanced analytics to create predictive insights and enable intelligent operations, we help organizations deliver superior customer experience, build sustainable growth, and optimize efficiency and resiliency.
The key differentiators and salient features of our operations management services include our agile operating and delivery model utilizing domain and data expertise and process excellence, EXLerator.AI, our ability to deploy a Business Process-as-a-Service (“BPaaS”) delivery model, business process automation (including robotics), consulting-driven digital transformation and our industry vertical focused approach. Our approach to digital leverages “EXLerator.AI,” which is our transformation stack, and constitutes top talent along with methodologies, frameworks, solution accelerators and digital products to drive simplicity, speed and efficiency for end customers. This approach positions us to digitally transform data flows leveraging advanced technologies along with domain expertise to deliver meaningful impacts (customer experience, business outcomes, and efficiency) to our clients.
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
The operating segments providing operations management services are described below:
Our Insurance operating segment serves property and casualty insurance, life insurance, disability insurance, annuity and retirement services companies. We provide BPM services related to business processes in the insurance industry such as claims processing, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business processing, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey, and customer service using Digital Intelligence, robotics and advanced automation. We provide insurance policy administration and digital customer acquisition services using a BPaaS delivery model through our LifePRO® and Liss platforms in order to help clients administer life insurance, health insurance, annuities and credit life and disability insurance policies. We also provide subrogation services to property and casualty insurers using a BPaaS delivery model and our proprietary Subrosource® software platform, the largest commercial end-to-end subrogation platform. Subrosource® integrates with client systems, manages recovery workflow, increases recoveries and reduces costs. We provide end to end finance and accounting services that include high-end analytics-driven services including financial planning and analysis, decision support, GAAP and statutory reporting and compliance services in addition to core finance operations. We bring a data-driven and practical digital approach to finance and accounting, enabling our clients to simplify and scale their finance and accounting processes, drive stakeholder centricity, improve controls and compliance, reduce operating costs and deliver rich data-driven insights to their businesses.
Our Insurance consulting services are designed to deliver business models that help our clients realize their business and innovation goals and improve their strategic competitive position. Our digital consulting offerings include leveraging design thinking to help improve customer experience, using lean models to drive process excellence and using agile delivery models to implement digital technologies and interventions like customer experience transformation, advanced automation and robotics and enterprise architecture. Our approach to consulting is focused on delivering goals across growth and scalability, customer experience improvement, cost and efficiency as well as scale.
Our Healthcare operating segment primarily serves U.S.-based healthcare payers, providers, pharmacy benefit managers and life sciences organizations. We provide BPM services related to Care Management, Utilization Management, disease management, payment integrity, revenue optimization and customer engagement directly addressing the market need for improved healthcare outcomes, reduced claims, medical and administrative costs, and improved access to the healthcare system in the healthcare market.
We offer BPaaS, software-as-a-service ("SaaS") and platform BPM services designed to serve the healthcare industry as well as proprietary technology platforms, robotics and advanced analytics. EXL’s integrated care management offering, including CareRadius® and our proprietary clinical data & analytics, connects payers, providers and members to increase efficiencies and effectiveness across all aspects of care management, including medical, pharmacy and behavioral health. Our digital solutions infuse cloud, data, machine learning ("ML")/artificial intelligence ("AI"), analytics, blockchain, augmented reality ("AR")/virtual reality ("VR") and robotics capabilities to improve efficiency, business outcomes, and the consumer experience in healthcare across patient/member management, contracting and network management, health and care management, claims administration, and business operations.
Similar to our Insurance operating segment, we also provide finance and accounting BPM, digital transformation and consulting services for our clients in the healthcare industry.

Our Emerging Business operating segment provides data-driven and digital enterprise solutions in the areas of revenue management, finance & accounting and customer experience management to clients in the banking and capital markets, utilities, travel, transportation and logistics, media and communication, manufacturing and retail and business services industries. These enterprise solutions complement our domain specific industry solutions enabling our clients to maximize performance.
Our revenue management solutions, enabled by our analytics based RevliftTM platform include lead generation, inside sales, marketing, customer and pricing analytics, billing and revenue leakage prevention solutions, helping deliver direct topline and margin impact to our clients business.
Our finance and accounting services include high-end analytics driven services including financial planning and analysis, strategic finance, decision support, regulatory reporting and compliance services in addition to core finance operations. We bring a data-driven and practical digital approach to finance and accounting, enabling our clients to simplify and scale their finance and accounting processes, drive customer centricity, improve controls and compliance, reduce operating costs and deliver rich data-driven insights to their businesses.
Our customer experience management solutions help clients improve their end-customer experience by unifying customer journeys across the front, middle and back-office, integrating data flows, redesigning customer service processes and leveraging digital omni-channel platforms. In delivering these solutions we combine our deep domain expertise, operations management practices, advanced analytics and digital capabilities including robotics, proprietary and partner driven AI and ML solutions.
We also provide industry specific BPM solutions. For our clients in the travel sector, we provide corporate and leisure travel services including reservations, customer service and fulfilment services. In the transportation and logistics sectors, we provide billing, collections, claims management, freight audit, logistics, supply chain management and payment services. For our clients in the banking and financial services sector, we provide comprehensive range of BPM services, including residential mortgage lending, retail banking and credit cards, commercial banking and investment management. In addition to banks and financial services firms, we work with financial technology (Fintech) companies to supplement their marketing and sales operations, support their processing and underwriting as well as enhance their servicing and collections efforts. For our clients in the utilities sector, we offers BPM services related to enhancing operating models, improving customer experience, reducing costs, shortening turnaround time and simplifying compliance.
Analytics
We are a “Strategic Digital Transformation Partner” for our clients in analytics. We help our clients unlock deep insights from data and create data-driven solutions. By leveraging our full suite of analytics capabilities, our Analytics services focus on driving improved business outcomes for our customers by unlocking deep insights from data and create data-driven solutions across all parts of our customers’ businesses. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and life cycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house ML and AI capabilities to create insights and improve decision making for our clients. We leverage and deploy our proprietary ML and AI solutions to help deliver improved business outcomes throughout our clients’ value chain and to address a range of complex industry-wide problems including:
•Advanced natural language understanding and deep learning models to address unstructured text and data,
•Computer-assisted vision and deep learning-based image analytics to analyze photos and videos, and
•Advanced pattern recognition techniques to identify consumer behavior triggers embedded in multiple formats of data.
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
Our Analytics services support: (1) retail banking, commercial banking and investment banking and management for the banking and financial services industry; (2) actuarial, claims, informatics, customer relationship management and marketing analysis; (3) marketing and agency management, actuarial, servicing and operations, customer management, and claims and money movement in the insurance industry; and (4) marketing analytics in the retail and media industries.
In Healthcare, our EXLClarityTM platform supports payers and providers Risk Adjustment & Quality Management programs resulting in clinical gap closure and revenue optimization, while our EXLVantageTM platform offers robust population health analytics leveraged by our payers, providers and life science customers to drive insights and associated actions for improved outcomes. Our proprietary EXLVantageTM population health analytics can be applied to a customer’s data or our own benchmark database consisting of Commercial, Medicare and Medicaid to drive insights. In addition, our population health analytic models can be leveraged with our campaign management and marketing analytics to support member acquisition and clinical program intervention management. Lastly, we offer end to end data management services to support data strategy, ingestion, normalization, quality, security, governance, visualization and data architecture development and deployment via agnostic tools and flexible delivery models.
As COVID-19 has created a new normal, we expect a significant acceleration in the shift by our clients to using more digital and cloud-based solutions across all of our target markets. We expect this shift to digital to benefit the demand for our solutions as our clients will require more data-driven decisions across their value chains. Capturing data and enriching data will become key differentiators for clients and their speed of decision-making will be faster, increasing the adoption of AI and ML. The accelerated adoption of cloud-based solutions will increase our clients’ needs for a suite of cloud migration and enablement capabilities which we can fulfill. These trends will help grow our target addressable market and support higher growth over the next few years. We expect the long-term trend in demand to be positive and to capture these new opportunities, we are customizing solutions across our target verticals and markets and deepening our advanced analytics and cloud capabilities and our domain expertise.
Business Strategy
EXL is a business process management company providing operations management and analytics services and is a “Strategic Digital Transformation Partner” for our clients by deploying our data-led value created framework. We help our clients embed intelligence in operations and make better decisions through the use of data, advanced analytics, AI, digital operations and domain expertise to deliver business outcomes and enhance customer experience and efficiency.
Expanding our services in large addressable markets
We continue to focus on the insurance, healthcare and banking industries, which are large markets with high demand. We will also continue to build our client portfolio in Finance and Accounting and Consulting services in all of our business segments in an opportunistic manner. As we can continue to refine our focus, we are pursuing opportunities in other industries. We are strategically equipped to help clients apply relevant digital technologies to enterprise processes and business problems at every step of the digital transformation value chain in operations management with capabilities across Data and Data management, Business intelligence and Analytics, AI, Digital Transformation Consulting, Digital Integration and Operations. Demand for these services is expected to exhibit strong growth in the next several years.
Integrating our capabilities
Our deep domain expertise has been central to our market differentiation. We are also well-positioned as one of the few players in the market with a full suite of data and analytics, strong operational excellence and digital toolkit to create integrated services and solutions under one brand.

Cultivating Long-term Relationships and Expanding our Client Base
We continue to maintain our focus on cultivating long-term client relationships as well as attracting new clients. We believe there are significant opportunities for additional growth within our existing clients, and we seek to expand these relationships by:
•Increasing the depth and breadth of the services we provide across our clients’ value chains and geographies;
•Offering the full suite of EXL services that includes operations management (including consulting; digital transformation) and data and analytics; and
•Supporting our clients’ geographic expansion leveraging our global footprint.
We intend to continue building a portfolio of Fortune 500 and Global 2000 companies in our focus industries that have the most complex and diverse data-led processes and, accordingly, stand to benefit significantly from our services. We also intend to cultivate long-term relationships with medium-sized companies in our focus industries leveraging our BPaaS and digital offerings.
Expanding our Global Delivery Footprint and Operational Infrastructure
We intend to further expand and invest in our network of delivery centers to service our clients. In 2020, we expanded our operations centers in India, the Philippines and Colombia.
Pursuing Strategic Acquisitions and Relationships
We intend to continue making selective acquisitions in our focus industry verticals that enhance our competitive differentiation and facilitate our growth strategy. We consider selective strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services and solutions and complement our business strategy. Through our Connected Intelligence Partnership programs we expand our technology and innovation ecosystem with select partnerships, alliances or investments that we expect will enhance go-to-market opportunities and expand the scope and effectiveness of our services and solutions by adding digital assets and intellectual property, which will help us to win new clients or allowing us to enter new industry verticals and geographic markets.
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
Analytics
Companies are increasingly looking for a suite of third party analytics services, including statistical tools, models and techniques to clean, organize and examine structured and unstructured corporate data. This data is then used by companies to generate specific business-related analysis and insights into their business and prospects. The enhanced generation of business data across multiple formats, substantial reduction in data storage costs, growing enterprise demand for data-driven and real-time decision making and availability of sophisticated analytics tools have enabled companies to overcome a local shortage of specialized analytics talent and benefit from global labor markets. Our service offerings develop industry-specific analytics solutions and deep data insights that are especially well poised to benefit from this global trend.
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
Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, analyst relations and rankings, lead generation, knowledge management, content development, campaign management, digital or web presence, brand awareness and participation in industry forums and conferences. As of December 31, 2020, we employed approximately 171 sales, marketing, business development and client management professionals with the majority of them based in either the U.S. or Europe. Our professionals generally have significant experience in business process services, technology, operations, analytics and consulting.
Clients
EXL generated revenues from approximately 460 clients and 470 clients in 2020 and 2019, respectively (with annual revenue exceeding $50,000 per client). We have won 44 and 28 new clients during 2020 and 2019, respectively.
Our top three, five and ten clients generated 19.2%, 25.4% and 37.4 % of our revenues, respectively, in 2020. Our top three, five and ten clients generated 15.2%, 22.0% and 36.1% of our revenues, respectively, in 2019. No client accounted for more than 10% of our total revenues in 2020 or 2019. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-We earn a substantial portion of our revenues from a limited number of clients.”
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
Competition
Competition in the BPM services industry is intense and growing. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-We face competition from U.S.-based and non-U.S.-based BPM and IT companies and from our clients, who may build shared services centers to perform BPM and Analytics services themselves, either in-house, in the United States or through offshore groups or other arrangements.” Many companies, including certain of our clients, choose to perform some or all of their customer-facing and back-office processes internally, utilizing their own employees to provide these services as part of their regular business operations. Some companies have moved portions of their in-house customer management functions offshore, including to offshore affiliates. We believe our key advantage over in-house business processes management is that we provide companies the opportunity to focus on their core products and markets while we focus on service delivery and operational excellence. We compete primarily against:
•large global companies with BPM solutions and delivery capabilities in offshore locations, such as Genpact Limited, WNS (Holdings) Limited, Accenture, Cognizant Technology Solutions, Infosys and Tata Consultancy Services;
•niche providers that provide services in a specific geographic market, industry or service area, such as analytics or healthcare; and
•leading accounting and management consulting firms.
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
Our technology group and various business lines develop proprietary tools that we deploy to support services for our clients. We typically retain ownership of any pre-existing tools including modifications or enhancements to such pre-existing tools developed while providing client services. While working on client engagements, we also often develop new tools or methodologies, including robotics and process automation software or “bots,” and we endeavor to negotiate contracts that give us ownership or licenses to use or demonstrate such tools for other clients.
Although our proprietary intellectual property rights are important to our business, we believe our company as a whole is not materially dependent on any particular intellectual property right, other than our EXL brand.
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
In March 2020, as a result of COVID-19 and the implementation of our business continuity plans, many of our employees began to provide services from their homes, or other authorized remote locations. We augmented our endpoint security posture with next generation security controls including strong encryption and a secure virtual private network to access EXL or client application from these authorized locations. As we were unable to replicate physical controls in place at our delivery centers, we agreed with our clients to implement certain additional logical information security and data privacy controls on the hardware issued by EXL and used by our employees while working from home, including browsers, peripherals and operating systems restrictions, as well additional monitoring from our Cyber Defense Center. All employees providing services from home are required to agree to an undertaking of their compliance with our Telecommuter Policy. However, we continue to face certain risks related to cybersecurity threats in general and our modified delivery models due to COVID-19. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-Our business, results of operations and financial condition have been adversely affected, and could in the future be materially adversely affected, by the coronavirus pandemic” and under “Risks Related to Our Industry-Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.”

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
Human Capital Management
At EXL, our culture is defined by our five core values: innovation, collaboration, excellence, integrity and mutual respect. In line with those values, we consider our employees to be critical to the success of our business and view employee development and growth as key to our performance and sustainability.
As of December 31, 2020, we had a headcount of approximately 31,900 employees. We have approximately 20,800 employees based in India, 7,600 employees in the Philippines, 2,000 employees in the United States, 200 employees in the United Kingdom, 400 employees in Colombia, 300 employees in the Czech Republic, Bulgaria, Romania, and 600 employees in South Africa and other geographies. None of our employees are unionized. We have never experienced any work stoppages and believe that we enjoy good employee relations.
Diversity, Equity and Inclusion
Our diversity, equity and inclusion philosophy is to create an inclusive work environment and leverage diversity to enable the organization to effectively capitalize on the differing views and contributions that each employee brings to the workplace.
We consider diversity, equity and inclusion to be a key factor in our recruiting goals and overall business growth strategy. As of December 31, 2020, of the United States reporting workforce, approximately 39.1% were racially/ethnically diverse individuals. As of December 31, 2020, our global workforce was approximately 39.5% female, with over 12,500 women employees globally.
EXL is committed to providing a supportive working environment and career opportunities for our employees. Our Diversity and Inclusion Council consists of a global, diverse mix of leaders and oversees our diversity, equity and inclusion program. We provide trainings to our employees on topics aimed at improving diversity, equity and inclusion, such as managing unconscious bias, and have formed employee resource groups for select employee communities that are aimed at supporting diverse groups and interests. For our female employees, EXL has several programs to promote career advancement, including leadership development for women at the mid- to senior- levels, a separate program to improve the retention and engagement of new mothers through employee friendly parental leave and similar policies, and our WE (Women at EXL) platform, which is designed to enable women at EXL advance their career and achieve professional growth through discussion, collaboration, networking, training, development and mentorship opportunities.
In addition, we maintain a supplier diversity program in the United States designed to provide opportunities for qualified diverse businesses.
Recruiting our Employees
We have an integrated talent management framework that employs active collaboration between our recruitment, capability development and business human resource functions. We deploy innovative methods to recruit, train and retain our skilled employees. We focus on recruiting the right talent and developing them further on relevant competencies through our learning academies, rigorous promotion standards, client and industry specific training and competitive compensation packages that include incentive-based compensation. We are able to leverage shared resources across our services through personnel who have skill sets applicable to a wide variety of BPM services. We also have specialized experts in various domains, who develop specialization in our chosen industries and subject matters through our training academies. Our employee relations function ensures that we understand the pulse of our employees, and are able to swiftly respond to specific needs and concerns as they arise, through a central team of experts.
We focus on recruiting, training and retaining our professionals. We have developed effective strategies that enable an efficient recruitment process. The recruitment and training process evolved to an online model in 2020. We have over 100 employees dedicated to recruitment. Some of the strategies we have adopted to increase efficiency in our hiring practices include AI-based intelligent screening mechanisms. Our hiring policies focus on identifying high quality employees who demonstrate a propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and video interviews, in 2020, before we extend offers for employment. We also conduct background checks on candidates, including criminal background checks, where permitted and as required by clients. In 2020, as a result of COVID-19, much of our recruiting and training of new hires was conducted virtually.

Employee Benefits and Experience
We offer our employees competitive compensation packages that include incentive-based compensation and offer a variety of benefits that vary by facility, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within some of our operations centers. In 2020, given COVID-19, we implemented a number of new measures to support our employees while working from home, including regular Company-wide town hall meetings, as well as promoting smaller virtual video-based team building activities, and a renewed employee wellness program led by a new global employee wellness team, made up of specialists such as counsellors, physicians and fitness instructors. We also took a number of COVID-19 safety measures, such as chartering a senior management-led Pandemic Management Task Force that is charged with ensuring the safety of our employees and adherence to government guidelines in each of the geographies in which we operate, and publishing guidelines for our employees on quarantine protocols, enhanced testing and tracking measures for those of our employees who are unable to work from home due to the nature of their jobs, and providing an additional four weeks of leave for those of our employees who become ill, and additional two weeks of leave for those of our employees who have to care for family members who become ill.
Capability Development
We maintain a strong focus on capability development, with an emphasis on digital transformation and domain expertise. Our talent development strategy is comprehensive, aligned to overall business strategy and founded on three pillars: Digital Leadership, Digital Technologies & Methodologies, and Digital Culture & Mindset. Digital Leadership is the ability to partner with clients on digital solutions end-to-end, from strategy to execution. Digital Technologies & Methodologies develops expertise around the specific technologies, tools, and frameworks required to successfully execute projects for our clients. Digital Culture and Mindset is all about creating the right DNA for high performance in a digital economy. This includes developing traits of agility and speed, creating a culture of innovation and collaboration, and fostering a mindset to reimagine and think beyond. Digital culture also builds the foundation of self-learning and spurs the desire for change amongst all of our employees. We create thought leaders with high industry acumen who are better able to address our clients’ requirements. We also provide a career-linked learning path to our employees from new hires to tenured employees to senior levels of leadership.
Our domain academies focus on building domain expertise through certifications and specialization. These include our Insurance Academy, Travel Academy, Finance and Accounting Academy, Healthcare Academy, Analytics Academy, Utilities Academy, Consulting Academy and Digital Academy. These domain academies focus on achieving excellence and developing skill sets that can be used across the different domains. Our training includes behavioral and functional components to enhance and ensure job readiness as well as also boosting ongoing productivity and effectiveness. We also focus on promoting better diversity, equity and inclusion through our training programs. We have a global presence catering to the specific learning requirements of each geography. We provide learning through our blended learning methodology comprising of virtual, classroom, on the job coaching and technology led learning.
Our new capability development digital ecosystem, EXL Infinity, drives learning from anywhere, anytime, any device. Objective is to harness the collective knowledge base of the Company, drive a culture continuous self-learning, and promote knowledge sharing and learning collaboration. EXL Infinity has led to curation of over 22,500 hours of learning content deploying more than 3,000 learning assets. We also designed and deployed Leading in Virtual Environment (L.I.V.E) certification program covering 300 managers globally to address current need to effectively connect, engage, manage and collaborate with teams, clients and other stakeholders who are increasingly working remotely. This certification aims to maximize their team’s synergy, productivity and client management capabilities, managers need unique set of skills to succeed.
Employee Retention
Our attrition rate for employees who had been with EXL for more than 180 days was 23.4% and 33.2% for the years ended December 31, 2020 and 2019, respectively. The attrition rate in 2020 was lower than our historical average due to the global pandemic. It is difficult to estimate the attrition rate in 2021 at this time. As competition in our industry increases, our turnover rate could increase. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates, which may result in loss of revenue and an inability to expand our business; Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”
Environmental, Social and Governance Strategy
The world we work and live in is powered by innovation. We believe success in such a world will come through passing along social goods to the communities in which we operate, and ensuring that we conduct our operations in a sustainable and safe manner. These initiatives reflect our core values and will make us a stronger, more impactful organization to work for and to deliver exceptional results for our clients, employees, communities and stockholders.
Our most recent Sustainability Report is available on the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.
Community Activities
EXL finds meaningful ways to help the communities in which we operate. Our community activities focus on passing along the skills that our employees use in our operations to members of the communities in which we operate to help transform lives. On our own, with outside partners, and in partnership with our clients, we support market-relevant skill development and education initiatives, disaster relief efforts, and global health initiatives. These programs align with the expectations clients have of service providers, and benefit our other stakeholders. In 2020, we were able to continue many of these activities virtually. Examples include:
•Skills to Win Initiative: This skill development initiative provides participants in communities in the United States, the Philippines, India and South Africa with foundational employability skills required for back-office roles, as well as courses on topics including finance and accounting, data and analytics, and digital skills. This initiative also offers placement assistance to successfully trained participants.
•Education Initiative: This classroom-based initiative provides school-aged students in India, the Philippines and the United States with data and analytics skills and career guidance.
Environmental, Health and Safety
We strive to continuously improve in the area of environmental, health and safety initiatives (“EHS”), with a focus on reducing our carbon footprint, energy conservation, waste minimization, green infrastructure and operations. Our EHS team tracks and assesses our progress with respect to key performance indicators for energy, greenhouse gas emissions, water and waste generation targets. We have also established Company-wide and worksite-specific workplace safety objectives that are integrated into our EHS Management System. We believe that these measures will also help us in sustainable development efforts. Where practical, we seek to integrate EHS with our business activities, focusing on conducting our activities in an environmentally responsible manner and ensuring the health and safety of the Company’s employees, contractors, customers, visitors and the communities where the Company operates. In addition, we seek to maintain a responsible supply chain by confirming that our vendors’ values are aligned with ours through background verifications for new suppliers with respect to policies and performance on economic, environmental, human rights, data privacy, product safety and working conditions.
All of our delivery centers in India and the Philippines are ISO 14001:2015 certified, meeting international standards for effective environmental management systems. All our delivery centers have been upgraded from OHSAS 18001:2007 to ISO 45001:2018 certification for health and safety management system. We also have additional ISO 50001:2011 certifications, systemic approaches for energy management and performance.
Regulation
Our operations are subject to rules, regulations and statutes in the countries where we have operations and where we deliver services as a result of the diverse and complex nature of our service offerings. More often, however, our clients contractually require that we comply with certain rules and regulations applicable to their specific industries.\
We are one of the few service providers that can provide third-party administrator insurance services from India and the Philippines and are currently able to provide such services in the U.S. for 49 states and 48 states (including the District of Columbia), respectively. Additionally, our subsidiary in the Philippines is able to provide utilization review services in the U.S. for 44 states (including the District of Columbia). Further, through domestic subsidiaries, we are licensed or otherwise eligible to provide third-party administrator services in all states within the United States, as well as utilization review, insurance adjuster, and insurance producer services in select states. We are required to maintain licenses in various jurisdictions or require certain categories of our professionals to be individually licensed in service areas such as debt collection, utilization review, workers’ compensation utilization review, insurance adjuster, and telemarketing services. Our facilities in the Philippines, as well as one domestic subsidiary, are accredited by the Utilization Review Accreditation Commission (URAC) and National Committee for Quality Assurance (NCQA), the leading healthcare and education accreditation organizations. We continue to obtain licenses and accreditations required from time to time by our business operations.
Our operations are also subject to compliance with a variety of other laws, including U.S. federal and state regulations that apply to certain portions of our business such as the Fair Credit Reporting Act, the Foreign Corrupt Practices Act, the Federal

Trade Commission Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economics and Clinical Health Act of 2009, GDPR and the UK Bribery Act,- as well as state and local laws, such as the CCPA. We also must comply with applicable regulations relating to health, financial and other personal information that we handle as part of our services.
We benefit from tax relief provided by laws and regulations in India and the Philippines from time to time. Regulation of our business by the Indian government affects us in several ways. During the last several years, we either established or acquired new centers that are eligible for tax benefits under the Special Economic Zones Act, 2005 (the “SEZ Act”). The SEZ Act introduced a 15-year tax holiday scheme for operations established in designated special economic zones (“SEZs”). Under the SEZ Act, qualifying operations are eligible for a deduction from taxable income equal to (i) 100% of their export profits derived for the first five years from the commencement of operations; (ii) 50% of such export profits for the next five years; and (iii) 50% of the export profits for a further five years, subject to satisfying certain capital investment requirements. The SEZ Act provides, among other restrictions, that this holiday is not available to operations formed by splitting up or reconstructing existing operations or transferring existing plant and equipment (beyond a prescribed limit) to new SEZ locations. Income tax exemption for new SEZ units was applicable only for units that started commercial operations on or before June 30, 2020. In 2019, the Government of India introduced a new tax regime for certain Indian companies by enacting the Taxation Laws (Amendment) Act, 2019. The new tax regime is optional and provides for a lower tax rate for Indian companies, subject to agreeing to certain conditions, which, among other things, include not taking advantage of benefits from any tax holidays associated with SEZs and certain other tax incentives. Once a company has opted in to the new tax regime, it may not in the future opt out. During 2019 and 2020, our Indian subsidiaries opted into this new tax regime and accordingly gave up the tax exemption associated with SEZs that were used prior to opting in.
See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business-Our financial condition could be negatively affected if foreign governments introduces new legislation, reduce or withdraw tax benefits and other incentives currently provided to companies within our industry or if we are not eligible for these benefits.”
We also benefitted from a corporate tax holiday in the Philippines for some of our operations centers established there over the last several years. The Company registered with the Philippines Economic Zone Authority (“PEZA”) and is therefore eligible for income tax exemption for four years. We anticipate establishing additional operations centers in PEZA or other tax advantaged locations in the future. This exemption incentive may be extended in certain instances upon fulfillment of certain conditions. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate.
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

ITEM 1A.    Risk Factors
Summary of Material Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations and could make an investment in our Company speculative or risky. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations. You should read this summary together with the more detailed description of each risk factor contained below. Some of these material risks include:
Risks Related to Our Business
•We have been adversely affected, and could in the future be materially adversely affected, by the coronavirus pandemic.
•We earn a substantial portion of our revenues from a limited number of clients.
•Our client contracts contain certain termination and other provisions that could have an adverse effect on us.
•Loss of one or more members of our senior management team could harm our business.
•We may fail to attract and retain enough sufficiently trained employees to support our operations and we experience significant employee turnover rates, which may adversely affect us.
•Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.
•We often have a long selling and implementation cycle for our operations management services that requires significant funds, management bandwidth and resource commitments.
•Our failure to accurately estimate the resources and time required for our contracts may negatively affect us.
•Our profitability will suffer if we are not able to price our services appropriately or manage our asset utilization levels or meet the changing demands and needs of our clients and potential clients.
Risks Related to the International Nature of Our Business
•If more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected
•Our global operations subject us to significant labor and employment risks.
•A substantial portion of our assets and operations are located in India, and we are subject to regulatory, economic and political uncertainties in India.
Risks Related to Our Indebtedness
•We may not be able to service our debt or obtain additional financing on competitive terms.
•We may not have the ability to use cash to settle the principal amount of the Notes upon conversion or to repurchase the Notes upon a fundamental change, which could result in dilution and could adversely affect us.
Risks Related to Our Common Stock
•Our stock price continues to be volatile.
Risks Related to Our Industry
•Our industry may not develop in ways that we currently anticipate due to negative public reaction in the United States and elsewhere to offshore outsourcing, recently proposed legislation or otherwise.
•Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

A) Material Risk Factors
Risks Related to Our Business
Our business, results of operations and financial condition have been adversely affected, and could in the future be materially adversely affected, by the coronavirus pandemic.
In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a global pandemic. This global pandemic is having widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. COVID-19 has affected us, our customers, employees, contractors, suppliers and business partners, all of whom have been prevented from conducting business activities as usual, including due to the many and varying health and safety measures in response to COVID-19, including travel restrictions, quarantines, curfews, shelter in place and safer-at-home orders, and business shutdowns, as well as multi-step reopening policies. The continued spread of COVID-19 and the measures taken by governmental authorities disrupted the continuity of our provision of services to our customers and adversely impacted our business, results of operations and financial condition (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K).
COVID-19 and the actions taken by governments, businesses and individuals in response to the pandemic have resulted in, and are expected to continue to result in, a substantial curtailment of business activities, weakened economic conditions, significant economic uncertainty and volatility in the financial markets, both in the United States and abroad. The ultimate impact of COVID-19 on our business, operations and financial results remains unknown and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and our solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; any closures of our and our clients' offices and facilities, and any additional preventative or protective actions that we, our clients, and governments may implement that may result in a period of continued business interruption. The global macroeconomic effects of the pandemic may have long-lasting effects, even after the pandemic has subsided.
In the United States, India, the Philippines, Europe and South Africa, we have large concentrations of employees performing critical operations, which are in varying stages of restrictions and re-opening to address COVID-19. Certain jurisdictions have begun re-opening but have returned to restrictions in the face of increases in new COVID-19 cases. There is considerable uncertainty regarding how current and future health and safety measures implemented in response to the pandemic will impact our business, including whether they will result in further changes in demand from our clients for our services and solutions and increases in operating costs. An extended period of mass remote work by our employees may reduce our employees’ efficiency and productivity, which may cause delays in service delivery, disrupt employee relations, hamper innovation and may have other unforeseen adverse effects on our business. For those employees who are permitted to come onsite, while we have implemented personal safety measures at all such locations, any actions we take with respect to our workforce may not be sufficient to mitigate the risk of infection by COVID-19 and further disruption to our business.
In addition, the effects of COVID-19 could affect our business in many ways, including, but not limited to, the following factors:
•the impact of the pandemic on the economies and financial markets of the countries and regions in which we operate, including a potential global recession, a decline in customer confidence and spending;
•our inability to obtain rent deferrals, early exit or other relief from many of our landlords with respect to our leased corporate offices that were or still remain closed, which could result in litigation or other disruptions;
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
Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the full impact of COVID-19 on our business in 2021 and beyond and the duration for which it may have an impact cannot be determined at this time. Any of these events could cause or contribute to risks and uncertainties enumerated in this Annual Report on Form 10-K or our other filings with the SEC, and could materially adversely affect our business, financial condition, results of operations and/or stock price.
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
Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India and the Philippines have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, and having a significant number of employees in those countries has been one of our competitive advantages. However, because of rapid economic growth in India, increased demand for outsourcing services from India and increased competition for skilled employees in India, wages for comparably skilled employees in India are increasing at a faster rate than in the United States and Europe, which may reduce this competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing analytics services than for employees performing operations management services. As the scale of our analytics services increases, wages as a percentage of revenues may increase. In addition, changes to the labor laws in the countries where we operate may also lead to a substantial increase in our wage costs. To the extent that we are not able to control or share wage increases with our clients, wage increases may reduce our margins and cash flows. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so.
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
The initial terms of our operations management contracts typically range from three to five years. In many of our operations management contracts we commit to long-term and other pricing structures (such as full-time equivalent-based pricing, fixed-price arrangements, transaction-based and outcome-based pricing) with our clients and therefore bear the risk of cost overruns, completion delays, resource requirements, wage inflation and adverse movements in exchange rates in connection with these contracts. If we fail to estimate accurately the resources and time required for a contract, potential productivity benefits over time, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues, cash flows and profitability may be negatively affected.
If we are unable to adjust our pricing terms or effectively manage our asset utilization levels or the mix of products and services we provide to meet the changing demands of our clients and potential clients, our business, results of operations, financial condition and cash flows may be adversely affected.
Our profitability is largely a function of the efficiency with which we utilize our assets, in particular our people and our operations centers, and the prices we are able to charge for our services. A significant portion of our contracts use a pricing model that provides for hourly or annual billing rates. Industry pricing models are evolving and clients increasingly request transaction-based, outcome-based or other pricing models. If we make inaccurate assumptions for contracts with such alternative pricing models, our profitability may be negatively affected. Our asset utilization levels are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, attract, train and retain employees, forecast demand for our services (including potential client terminations or reductions in required resources) and maintain an appropriate headcount in each of our locations, as well as our need to dedicate resources to employee training and development, other typically non-chargeable activities and seat utilization rate of our operations centers. Therefore, if we are unable to adapt our operations to evolving pricing protocols or effectively manage our asset utilization levels, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.
In addition, for the services we provide to our clients, the revenues and income from such services may decline or vary as the type and volume of services we provide under those contracts changes over time, including as a result of a shift in the mix of products and services we provide. Furthermore, our clients, some of which have experienced significant and adverse changes in their prospects, substantial price competition and pressures on their profitability, including as a result of COVID-19, have in the past and may in the future demand price reductions, automate some or all of their processes or change their operations management strategy by moving more work in-house or to other providers, any of which could reduce our profitability. Any significant reduction in or elimination of any of our clients’ use of the services we provide, or any requirement to lower our prices, would have a material adverse impact on our business.
Our projects-based analytics and consulting services are cyclical involving short-term contracts.
Our projects-based analytics and consulting services are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of legislation applicable to our clients could curtail significantly those service offerings.
In addition, our projects-based analytics and consulting services consists of contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from providing analytics and consulting services.

Our inability to manage our rapid infrastructure and personnel growth effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations, and that growth has continued in recent years as well. We have operations centers across India, the United States, the Philippines, Colombia, United Kingdom, South Africa, Bulgaria, Romania, and the Czech Republic. Further, we have acquired multiple regional offices in the United States as part of our acquisitions. Our headcount has increased significantly over the past several years. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated continued growth of our business. We are also continuing to look for operations centers at locations outside of our current operating geographies. We believe that expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure and employee expansion, open additional operations centers or hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We also need to manage cultural differences amongst our employee populations and varying employment law regimes across jurisdictions, and that may create a risk for employment law claims. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Following the completion of some acquisitions, we may need to rely on the seller to provide administrative and other support, including financial reporting and internal controls, and other transition services to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us, and failure of such seller to do so could result in a material adverse effect on our business, results of operations and financial condition.
We may not be able to realize the entire book value of goodwill and other intangible assets from acquisitions.
We periodically assess our goodwill and intangible assets to determine if they are impaired and we monitor for impairment of goodwill relating to all acquisitions. Goodwill is not amortized but is tested for impairment at least once on an annual basis in the fourth quarter of each year, based on a number of factors including operating results, business plans and future cash flows. Impairment testing of goodwill may also be performed between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. We perform a quantitative impairment test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the carrying amount of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. Because this involves use of critical accounting estimates, we cannot assure you that future impairment of goodwill will not have a material adverse effect on our business, financial condition or results of operations.
We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could adversely affect our financial results.
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure. Our most critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates.” We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. The extent to which COVID-19 will impact our business depends on numerous dynamic factors, which we still cannot reliably predict. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to COVID-19, our estimates may materially change in future periods. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional charges that could adversely affect our results of operations.
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
Our period-to-period results have in the past and may also in the future fluctuate due to other factors, including the loss of clients, delays or failure by our clients to provide anticipated business, variations in employee utilization rates resulting from changes in our clients’ operations, delays or difficulties in expanding our operations centers and infrastructure (including hiring new employees or constructing new operations centers), changes to our pricing structure or that of our competitors, currency fluctuations, seasonal changes in the operations of our clients and other events identified in this Annual Report on Form 10-K. Our revenues are also affected by changes in pricing under our contracts at the time of renewal or by pricing under new contracts. In addition, most of our contracts do not commit our clients to provide us with a specific volume of business. Further, as we increase our capabilities utilizing technology service platforms and other software-based services, we expect that revenues from such services will continue to grow in proportion to our total revenues. Revenues from annual maintenance and support contracts for our software platforms provide us with a relatively predictable revenue base whereas revenues from new license sales and implementation projects have a long selling cycle and it is difficult to predict the timing of when such new contracts will be signed which may lead to fluctuations in our short term revenues. All of these factors may make it difficult to make accurate financial forecasts or replace anticipated revenues that we do not receive as a result of delays in implementing our services or client losses. If our actual results do not meet any estimated results that we announce, or if we underperform market expectations as a result of such factors, trading prices for our common stock could be adversely affected.
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
We face competition from U.S.-based and non-U.S.-based BPM and IT companies and from our clients, who may build shared services centers to perform BPM and Analytics services themselves, either in-house, in the United States or through offshore groups or other arrangements.
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
The services we provide are often critical to our clients’ businesses, and any failure to provide those services could result in a reduction in revenues or a claim for substantial damages against us, regardless of whether we are responsible for that failure. Most of our agreements with clients contain service level and performance requirements, including requirements relating to the quality of our services. Failure to consistently meet service requirements of a client or errors made by our employees in the course of delivering services to our clients could disrupt the client’s business and result in a reduction in revenues or a claim for damages against us. Lockdowns and other measures imposed by governments around the world, as well as other resulting impacts of COVID-19, may result in our temporary inability to meet the service level and performance requirements of our clients.
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
Under most of our agreements with our clients, our liability for breach of certain of our obligations is generally limited to actual damages suffered by the client and is typically capped at the fees paid or payable to us for a period of time under the relevant agreement. These limitations and caps on liability may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients, including intellectual property infringement claims, or liability for fraud or breaches of confidentiality or notification costs relating to data breaches may not be limited under those agreements or may be subject to higher limitations. Because our agreements are governed by laws of different jurisdictions, the interpretation of certain provisions, and the availability of certain defenses to us, may vary, which, in certain circumstances, may contribute to uncertainty as to the scope of our potential liability.
Failure to adhere to the regulations or accreditation or licensing standards that govern our business could have an adverse impact on our operations.
Our clients’ business operations are often subject to regulation and accreditation and licensing standards, and our clients may require that we perform our services in a manner that will enable them to comply with applicable regulations or accreditations or licensing standards. Our clients are located around the world, and the laws and regulations that apply include, among others, United States federal laws such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act, the Health Information Technology for Economic and Clinical Health Act, state laws on third party administration services, utilization review services, telemarketing services or state laws on debt collection in the United States and the Financial Services Act in the United Kingdom as well as similar consumer protection laws in other countries in which our clients’ customers are based. Failure to perform our services in a manner that complies with any such requirements could result in breaches of contracts with our clients. In addition, we are required under various laws to obtain and maintain accreditations, permits and/or licenses for the conduct of our business in all jurisdictions in which we have operations and, in some cases, we are additionally required to maintain accreditations, permits and/or licenses where our clients receive our services, including the United States and Europe. If we do not maintain our accreditations, licenses or other qualifications to provide our services or if we do not adapt to changes in legislation or regulation, we may have to cease operations in the relevant jurisdictions and may not be able to provide services to existing clients or be able to attract new clients. In addition, we may be required to expend significant resources in order to comply with laws and regulations in the jurisdictions mentioned above. Any failure to abide by regulations relating either to our business or our clients’ businesses may also, in some limited circumstances, result in civil fines and criminal penalties for us. Any such ceasing of operations or civil or criminal actions may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Risks Related to the International Nature of Our Business
If more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.
Some of the geographies where we operate have stringent employee friendly labor legislation, including legislation that sets forth detailed procedures for dispute resolution, employee separation, provision of benefits or facilities to employees at employer’s costs as well as imposing financial obligations and other compliance on employers upon retrenchment. Though we are exempt from some of these labor laws at present under applicable exceptions in relevant jurisdictions, there can be no assurance that such laws will not become applicable to us in the future. If these labor laws become applicable to our employees, it may become difficult for us to maintain flexible human resource policies and attract and employ the numbers of sufficiently qualified candidates that we need or discharge employees for business or operational reasons, and our compensation expenses may increase significantly. Regulations in other countries in which we operate also regulate our relations with our employees.
During the quarter ended March 31, 2019, the Supreme Court of India clarified that certain allowances paid by an employer to an employee should be included in the definition of “basic wage” for the purposes of defined social security contribution plans. It still remains unclear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation may result in a significant increase in contributions payable by the Company for past periods for certain of its India-based employees and could have a material adverse effect on our results of operations, financial condition and cash flows. Further, in September 2020, the Indian Parliament passed various consolidating labor codes, including the Code on Social Security, 2020 (the “Indian Social Security Code”) which aims to rationalize labor laws. The Indian Social Security Code has implications on defined social security contribution plans, provision of certain benefits or facilities to employees at employer’s costs and post-retirement benefits. Most specifically, it broadens the definition of an employee and wages and liberalizes the definition of “continuous period” for the purpose of determining employee benefits, amongst others and could have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, our employees may in the future form unions. If employees at any of our operations centers become eligible for union membership, we may be required to raise wage levels or grant other benefits that could lead to an increase in our compensation expenses, or productivity at relevant operations centers may be adversely affected, resulting, in each case to possible adverse impacts on our profitability and cash flows.
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
U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years. See Note 22 - Income Taxes and Note 26 - Commitments and Contingencies to our consolidated financial statements for details.
We may choose to expand operations to additional countries and may not be successful in maintaining our current profit margins in our new locations due to factors beyond our control.
We have offices and operations in various countries around the world and provide services to customers globally. We continually evaluate additional locations outside our current operating geographies in which to invest in operations centers, in order to maintain an appropriate cost structure for our clients’ needs. In recent years we have opened new operations centers in countries outside of the United States. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Additionally, we may expand into less developed countries that have less political, social or economic stability and less developed infrastructure and legal systems. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. We may also face difficulties integrating new facilities in different countries into our existing operations. As we expand our business into new countries we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results and cash flows.

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
Certain operations centers in India, which were established in Special Economic Zones (“SEZs”), are eligible for a 100% income tax exemption for the first five years of operations and a 50% exemption for a period of five years thereafter. In 2019, the government of India introduced a new tax regime for certain Indian companies by enacting the Taxation Laws (Amendment) Act, 2019. The new tax regime is optional and provides for a lower tax rate for Indian companies, subject to agreeing to certain conditions, which, among other things, include not taking advantage of benefits from any tax holidays associated with SEZs and certain other tax incentives. Once a company has opted in to the new tax regime, it may not in the future opt out. During 2019 and 2020, our Indian subsidiaries opted into this new tax regime and accordingly gave-up the tax exemption associated with SEZs that were used prior to opting in. This decision is based on a number of current assumptions and financial projections. If such assumptions and financial projections are not correct, our election to opt in to the new tax regime may materially increase our effective income tax rate and decrease our earnings per share. Similarly, if alternative minimum taxes are imposed by certain jurisdictions on otherwise exempt income, this may result in increases to our tax expense in future years.
We also benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday already expired for few of our centers and will expire in the future for the other centers, which may lead to an increase in our overall tax rate. We anticipate establishing additional operations centers in PEZA or other tax advantaged locations in the future. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate.
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
We earn a significant amount of our earnings outside of the United States. Not all of the undistributed earnings may be available for repatriation due to foreign legal restrictions that require minimum reserves to be maintained in those countries, which would limit our ability to use these earnings across our global operations in the United States or other geographies, where needed. We periodically evaluate opportunities to repatriate funds held by our foreign subsidiaries to fund our operations, and as and when we decide to repatriate such earnings, we may have to accrue further taxes associated with such earnings in accordance with local tax laws, rules and regulations in the relevant jurisdictions. All of these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Currency exchange rate fluctuations in the various currencies in which we do business, especially the Indian rupee and Philippine peso versus the U.S. dollar, could have a material adverse effect on our results of operations.
Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. The exchange rates among the Indian rupee, Philippine peso and other currencies in which we incur costs or receive revenues and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, because a majority of our employees are based in India and the Philippines and paid in Indian rupees or Philippine peso while our revenues are primarily reported in U.S. dollars and U.K. pounds sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, Philippine peso and the U.S. dollar fluctuate significantly.
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
In June 2016, the United Kingdom held a referendum in which British citizens approved an exit from the European Union ("EU"), commonly referred to as “Brexit.” Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). On December 24, 2020, the United Kingdom and the EU struck a provisional trade and cooperation agreement that provides for zero tariffs and zero quotas on all goods that comply with the appropriate rules of origin. The EU-U.K. trade deal was approved by the U.K. parliament on December 30, 2020, and, is provisionally effective from January 1, 2021 until February 28, 2021, while pending approval and ratification by the EU parliament.
As a result of the referendum and the recent exit of the United Kingdom from the EU, the global markets and currencies have been and may in the future be adversely impacted, including experiencing a decline in the value of the U.K. pound sterling as compared to the U.S. dollar and causing adverse impacts to our U.K. operations and those of our clients. As a result, it is possible that events in the U.K. related to Brexit may adversely affect our financial results, operations and cash flows.
Restrictions on visas and work permits may affect our ability to compete for and provide services to clients in the United States and other jurisdictions, which could make it more difficult to staff engagements and could increase our costs, which could have an adverse effect on our net income.
Immigration and work permit laws and regulations in the countries in which we have customers are subject to legislative and administrative changes as well as changes in the application of standards and enforcement.
The ability of some of our executives and employees based in India and other foreign locations to work with and meet clients in the United States and other jurisdictions depends on their ability to obtain the necessary visas and work permits. In recent years, immigration authorities, in the United States as well as other jurisdictions in which our clients are based, have increased the level of scrutiny in granting such visas and work permits. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. We cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring visas or work permits for our professionals. The ability to move our employees around the world as necessary to meet client demands is important to our business. If we are unable to efficiently deploy talent because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs and have an adverse effect on our net income and cash flows. Further, COVID-19 has resulted in the temporary suspension of existing visas and several governments not granting new visas.

Investors may have difficulty effecting service of process or enforcing judgments obtained in the United States against our subsidiaries in India or our executive officers.
Our primary operating subsidiaries are organized outside the United States and some of our executive officers may reside outside of the United States. A substantial portion of our assets are located in India and the Philippines. As a result, you may be unable to effect service of process upon our affiliates who reside in India and the Philippines outside their jurisdiction of residence. In addition, you may be unable to enforce against these persons outside the jurisdiction of their residence judgments obtained in courts of the United States, including judgments predicated solely upon the federal securities laws of the United States.
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
Risks Related to Our Indebtedness
We may not be able to service our debt or obtain additional financing on competitive terms.
We are party to an investment agreement pursuant to which we issued $150 million aggregate principal amount of convertible senior notes due October 1, 2024 (the “Notes”) to Orogen Echo LLC, which bear interest at a rate of 3.50% per annum and are payable semi-annually in arrears in cash on April 1 and October 1 of each year. See Note 18 - Borrowings to our consolidated financial statements for key terms of the Notes.
We are further party to a credit agreement for our bank debt facility that contains covenants, requiring, among other things, maintenance of certain financial ratios, indebtedness and, under certain conditions, restricting our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the credit agreement. The credit agreement provides for a $300 million revolving credit facility including a letter of credit sub-facility. Our credit facility has a maturity date of November 21, 2022 and is voluntarily payable from time to time without premium or penalty. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources-Financing Arrangements (Debt Facility and Notes).”
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
Our credit facility, which represents a portion of our borrowing, bears interest at a variable rate based on the London Interbank Offered Rate ("LIBOR"). In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to cease new USD LIBOR issuances by the end of 2021.
In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. Although regulators and IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, in the event LIBOR does cease to exist, alternative index rates or benchmarks may become applicable to our credit facility and some financing agreements extending beyond 2021 that presently utilize LIBOR as a factor in determining the interest rate, and such index rates or benchmarks may be less favorable to us than LIBOR. This may result in interest rates and/or payments that do not correlate over time with the interest rates and / or payments that would have been made on our obligations if LIBOR had not ceased to exist. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flow and liquidity.
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
Risks Related to Our Common Stock
Our stock price continues to be volatile.
Our stock has at times experienced substantial price volatility as a result of, among other reasons, variations between our actual and anticipated financial results, announcements by us and our competitors, terrorist attacks, natural disasters, epidemics or pandemics, or other such events impacting countries where we or our clients have operations, loss of one or more significant clients, announcements of technological developments, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, experiences extreme price and volume fluctuations that affect the market price of many companies, including technology companies, in ways that may have been unrelated to these companies’ operating performance. Where the global stock markets have experienced, and may continue to experience, significant decline from COVID-19, could result in a material adverse effect on our stock price. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, this may have a materially adverse effect on the trading price of our common stock.
Delaware law and our amended and restated certificate of incorporation and by-laws contain certain anti-takeover provisions that could delay or discourage business combinations and takeover attempts that stockholders may consider favorable.
Our amended and restated certificate of incorporation and by-laws contain provisions that may make it more difficult, expensive or otherwise discourage a tender offer or a change in control or takeover attempt by a third-party that is opposed by our board of directors. These provisions include provisions permitting the board of directors to fill vacancies created by its expansion, provisions permitting the removal of directors only for cause and with the vote of holders of two thirds of our common stock, provisions requiring the vote of holders of two thirds of our common stock for certain amendments to our organizational documents, provisions barring stockholders from calling a special meeting of stockholders or requiring one to be called or from taking action by written consent and provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders. These provisions may have the effect of delaying or preventing a change of control or changes in management that stockholders consider favorable. Additionally, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 may prohibit large stockholders, in particular those owning 15.0% or more of our outstanding voting stock, from merging or combining with us. These provisions of our amended and restated certificate of incorporation, by-laws and Delaware law could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future which could reduce the market price of our stock.
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
Risks Related to Our Industry
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
A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies with facilities outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located and that would require notice to individuals whose personal information is disclosed to non-U.S. companies. In addition, bills have been proposed that would provide tax and other economic incentives for companies that create employment in the United States by reducing their offshore outsourcing. Other bills have proposed requiring call centers to disclose their geographic locations, requiring notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, requiring disclosures of companies’ foreign outsourcing practices or restricting U.S. private sector companies that have federal government contracts, federal grants or guaranteed loan programs from outsourcing their services to offshore service providers. Because most of our clients are located in the United States, any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could adversely impact our ability to do business with U.S. clients through our non-U.S. affiliates and have a material and adverse effect on our business, results of operations, financial condition and cash flows.
In other countries, such as the United Kingdom, there has also been some negative publicity and concern expressed regarding the possible effect of job losses caused by outsourcing. Legislation enacted in the United Kingdom as well as other European jurisdictions provides that if a company transfers or outsources its business or a part of its business to a transferee or a service provider, the employees who were employed in such business are entitled to become employed by the transferee or service provider on the same terms and conditions as they had been employed before the transfer. The dismissal of such employees as a result of such transfer of business is deemed unfair dismissal and entitles the employees to compensation. As a result, we may become liable for redundancy payments to the employees of our clients who outsource business to us from those jurisdictions. We are generally indemnified in our existing contracts with clients in those jurisdictions to the extent we incur losses or additional costs due to the application of this legislation to us, and we intend to obtain indemnification in future contracts with clients. However, if we are unable to obtain indemnification in future contracts with clients or if the existing indemnification is not enforceable or available, we may be liable under those agreements we enter into with clients in the United Kingdom and other European jurisdictions.
Additionally, we cannot accurately predict the impact that COVID-19 might have on our clients’ outsourcing needs and efforts, as some of our clients might decide to refrain from offshore outsourcing due to the pressures they face from their increased unemployment resulting from COVID-19.
Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.
We are typically required to process, and sometimes collect and/or store sensitive data, including data regulated by the U.S. Health Insurance Portability and Accountability Act of 1996, as amended, of our clients’ end customers in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. In the United States, the California Consumer Privacy Act (the “CCPA”), went into effect in January 2020. The CCPA imposes privacy and data security obligations on companies and provides California consumers with certain rights as data subjects. Several other U.S. states have enacted or proposed data privacy laws that impose similar obligations. In addition, some states have passed laws imposing increased data security and breach notification obligations on companies operating in the United States. In the EU, the General Data Protection Regulation (the “GDPR”) imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our clients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions. As a result, we are subject to various data protection and privacy laws, including the GDPR and CCPA, in the countries in which we operate, and the failure to comply could result in significant fines and penalties. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential.
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
If any person, including any of our employees, is able to penetrate our perimeter or internal network security, data centers, computing infrastructure or otherwise mismanages or misappropriates sensitive data, discloses or distributes any such data in an unauthorized manner, we could be subject to significant liability and lawsuits from our clients or their customers for breaching contractual confidentiality provisions or privacy laws, or investigations and penalties from regulators. Under some of our client contracts, we have agreed to pay for the costs of remediation or notice to end users or credit monitoring, as well as other costs.
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
B) General Risk Factors
Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
Global economic and political conditions affect our clients’ businesses and the markets they serve, which are increasingly becoming more interdependent. The domestic and international capital and credit markets have been experiencing volatility and disruption for the past several years, resulting in uncertainty in the financial markets in general, which includes companies in the banking, financial services, healthcare and insurance industries to which we provide services, and which industries were further disrupted by COVID-19. Although there has been recent improvement in general economic conditions in these industries, there can be no assurance that the economic environment will continue to improve. Our business largely depends on continued demand for our services from clients and potential clients in these industries. If there is a significant consolidation in these industries or a decrease in growth due to any adverse development or consolidation in other industry verticals on which we focus, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. In addition, we currently earn, and are likely to continue to earn, a significant portion of our revenues from clients located in the United States. Weakness in the U.S. labor market could also adversely affect the demand for our services. Other developments in response to economic events, such as restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services to decline.
Market disruptions may limit our ability to access financing or increase our cost of financing to meet liquidity needs, and affect the ability of our customers to use credit to purchase our services or to make timely payments to us.
If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.
Our business depends on our ability to successfully obtain payment from our clients for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as any domestic or global credit crisis and disruption of the global financial system, including on account of COVID-19, could also result in financial difficulties for our clients, such as limited access to the credit markets, limited government stimulus support, insolvency or bankruptcy, and, as a result, could cause such clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
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
Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant financial and managerial resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002 and continue to enhance our controls. Internal control over financial reporting has inherent limitations, including human error, sample-based testing, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. While we do not anticipate any material weaknesses, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. Inadequate internal controls could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.
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
We provide services to clients throughout the world, therefore we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. The global nature of our operations increases the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of any of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, it may be difficult to enforce our intellectual property rights both within and outside of the United States, India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of other foreign countries, including the laws of the United States. There can be no assurance, however, that the laws, rules, regulations and treaties in effect in the United States, India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change.
Among other anti-corruption laws and regulations, including the U.K. Bribery Act, we are subject to the United States Foreign Corrupt Practices Act, or FCPA, which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit. The FCPA also requires covered companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate these anti-corruption laws or regulations. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, including with respect to the FCPA, our employees, subcontractors and agents could take actions that violate these policies or procedures or applicable anti-corruption laws or regulations. Furthermore, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. Violations of these laws or regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from government contracting or contracting with private entities in certain highly regulated industries, any of which could have a material adverse effect on our business.
Terrorist attacks and other acts of violence involving India, the Philippines, the United States or other countries could adversely affect the financial markets, result in a loss of client confidence and adversely affect our business, results of operations, financial condition and cash flows.
Terrorist attacks and other acts of violence or war, including those involving India, the Philippines, the United States or other countries, may adversely affect worldwide financial markets and could lead to economic recession, which could adversely affect our business, results of operations, financial condition and cash flows. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to our operations centers. South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including Bangladesh, Pakistan and China. In recent years there have been several instances of military confrontations along the Indo-Pakistani and Indo-China border. There continues to be potential for hostilities between India and Pakistan due to recent terrorist activities and the geopolitical climate along the border. Although this has not been the case to date, such political tensions could create a perception that there is a risk of disruption of services provided by companies with operations in India, which could have a material adverse effect on the market for our services. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, we might not be able to continue our operations in India. Our insurance policies may not insure us against losses and interruptions caused by terrorist attacks and other acts of violence or war.

We are vulnerable to natural disasters, technical disruptions and man-made events that could severely disrupt the normal operation of our business and if our business continuity and disaster recovery plans are nor effective, it may adversely affect our business, results of operations, financial condition and cash flows.
Our operations centers and our data and voice communications, particularly in India and the Philippines, may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, volcano eruptions, heavy rains, epidemics or pandemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as political unrest, terrorist attacks, protests, riots and labor unrest. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Our business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of a catastrophic event. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or delivery centers. We may also be liable to our clients for disruption in service resulting from such damage or destruction. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations, financial condition and cash flows.

ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
Our corporate headquarters are located in New York, New York. We have multiple operations centers spread across India, the Philippines, the United Kingdom, Colombia, Bulgaria, the Czech Republic, Romania and South Africa with an aggregate area of approximately 2,142,000 square feet and a current installed capacity of approximately 32,700 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the United States.
Our corporate headquarters and all of our operations centers are leased under long-term leases with varying expiration dates, except for an operations center in Pune, India with an area of 86,361 sq. ft. and containing approximately 1,670 agent workstations, which we own. Substantially all of our owned and leased property is used to service all of our reporting segments. We believe that our current facilities are adequate to support our existing operations. We also believe that we will be able to obtain suitable additional facilities on commercially reasonable terms on an “as needed basis.”

ITEM 3.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 26 - Commitments and Contingencies to our consolidated financial statements contained herein for details regarding our tax proceedings.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II.

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”
As of February 22, 2021, there were 12 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
We do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
None.
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
On December 16, 2019, the Company’s Board of Directors authorized a $200 million common stock repurchase program beginning January 1, 2020 through December 31, 2022 (the “2019 Repurchase Program” and together with the 2017 Repurchase Program, the “Repurchase Programs”). Under the Repurchase Programs, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. The Company has structured open market purchases under the Repurchase Programs to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management.
Repurchased shares under the Repurchase Programs are recorded as treasury shares and are held until our Board of Directors designates that these shares be retired or used for other purposes.
The following table provides information regarding the purchase of equity securities by the Company during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	196,397	$71.76	196,397	$149,016,955
November 1, 2020 through November 30, 2020 (1)	182,726	$81.47	182,075	$134,182,042
December 1, 2020 through December 31, 2020 (1)	142,141	$84.89	141,341	$122,182,054
Total	521,264	$78.75	519,813	—

(1) Includes 1,451 shares of the Company’s common stock acquired by the Company at the price of $82.01 in connection with satisfaction of tax withholding obligations on vested restricted stock. Price paid per share for the restricted stock was the closing price of common stock on the trading day prior to the vesting date of the restricted stock units.
During the year ended December 31, 2020, the Company purchased 1,085,153 shares of its common stock under the 2019 Repurchase Program, for an aggregate purchase price of $77.8 million including commissions, representing an average purchase price per share of $71.71.

During the year ended December 31, 2020, the Company purchased 28,052 shares from employees in connection with withholding tax payments related to the vesting of restricted stock units for a total consideration of $2.1 million. The weighted average purchase price of $75.96 was the closing price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, see Note 23 - Stock Based Compensation to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	1,328,328	$25.43	2,333,557
Equity compensation plans not approved by security holders	—	—	—
Total	1,328,328	$25.43	2,333,557
*This includes outstanding options and unvested Restricted Stock Units, which include Time-Based Restricted Stock Units and Performance Restricted Stock Units. See Note 23 - Stock Based Compensation to our consolidated financial statements for further details.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning December 31, 2015. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2015 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.
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
30-Jun-19
31-Aug-19
31-Oct-19
31-Dec-19
29-Feb-20
30-Apr-20
30-Jun-20
31-Aug-20
31-Oct-20
31-Dec-20
EXL
Peer Group
NASDAQ Composite

ITEM 6.    Selected Financial Data

Not applicable.

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
We have described in this Annual Report on Form 10-K, the impact of the global Coronavirus Disease 2019 pandemic (“COVID-19”) on our financial results for the year ended December 31, 2020. See "Cautionary Note Regarding Forward-Looking Statements" below and in Part I, Item 1A, “Risk Factors” included elsewhere in this Annual Report on Form 10-K for further information regarding risks and uncertainties relating to COVID-19.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Many of the following risks, uncertainties and other factors identified below are, and will be, amplified by COVID-19. These factors include but are not limited to:
•the impact of COVID-19 and related response measures on our business, results of operations and financial condition, including the impact of governmental lockdowns and other restrictions on our operations and processes and those of our clients and suppliers;
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
•our ability to make accurate estimates and assumptions in connection with the preparation of our consolidated financial statements;

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
•cyber security incidents, data breaches, or other unauthorized disclosure of sensitive or confidential client and customer data; and
•adverse outcome of our disputes with the Indian tax authorities.
In particular, you should consider the numerous risks outlined in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report on Form 10-K.
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
We operate in the business process management (“BPM”) industry and we provide operations management and analytics services. Effective January 1, 2020, we made certain operational and structural changes to more closely integrate our businesses and to simplify our organizational structure. Since then, we have managed and reported financial information through our four strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management reviews financial information and makes operating decisions. In line with our strategy of vertical integration and focus on domain expertise, we integrated our Finance & Accounting and Consulting operating segments within each of the Insurance and Healthcare operating segments based on the respective industry-specific clients. Finance & Accounting and Consulting services provided to clients outside of those industries, are part of our “Emerging Business” segment. In addition, we integrated our former Travel, Transportation and Logistics, Banking and Financial Services, and Utilities operating segments under “Emerging Business” to further leverage and optimize the operating scale in providing operations management services.
Our reportable segments effective January 1, 2020 are as follows:
•Insurance,
•Healthcare,
•Analytics, and
•Emerging Business
In conjunction with the new reporting structure, we recast our segment and goodwill disclosures for all prior periods presented to conform to the way we internally manage and monitor segment performance.
Our global delivery network, which includes highly trained industry and process specialists across the United States, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in

India, the United States, the United Kingdom, the Philippines, Bulgaria, Colombia, South Africa, Romania and the Czech Republic.
Continued Impact of COVID-19 on Our Business
The global COVID-19 pandemic continues to materially impact worldwide economic activity and levels of business confidence and has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. During the first fiscal quarter ended March 31, 2020, COVID-19 did not have a significant impact on our business, however, in subsequent quarters, COVID-19 materially impacted us. Our customers, contractors, suppliers, and other partners were prevented from conducting business activities as usual, including due to the health and safety measures in response to COVID-19, such as shutdowns, which were requested or mandated by governmental authorities. The disruption adversely affected our ability to provide our services and solutions and resulted in, among other things, significant loss of revenue, increased costs and the possibility of enhanced credit risk on our accounts receivable, which is reflected in our financial operating results. The continued spread of COVID-19 and the measures taken by the governments of countries affected has disrupted the continuity of our provision of services to our customers and adversely impacted our business, financial condition or results of operations.
We have a business continuity plan in place and have adapted delivery to a work from home model, while actively working to understand our clients’ changing requirements, continuing to ensure data security, prioritizing critical processes, adjusting service levels and managing discretionary costs (such as travel costs) and fixed costs (such as non-critical personnel costs). While travel restrictions had a short-term impact on our ability to deliver our services in 2020, we have been working to reduce our reliance on travel by incorporating into our business model the ability to conduct business using virtual conferencing and collaboration tools. Our work from home delivery capability steadily improved throughout the year. We estimate that we are able to deliver over 95% of our clients’ current requirements in a work from home model given the current lockdown restrictions in the locations in which we operate and certain clients not authorizing us to perform the remaining process work remotely due to its sensitive nature. In addition, we have also worked, and continue to work with national, state, and local authorities to comply with applicable rules and regulations related to COVID-19. There continues to be volatility and economic and geopolitical uncertainty in many markets around the world. Despite the efforts described above, there is a risk that if jurisdictions in which we operate reinstate prior restrictions, stagnate in their reopening processes, or implement new restrictions in response to new outbreaks or continued spread, our operations and business could be materially impacted.
We also took actions in response to the pandemic that focused on helping our employees. These actions included disseminating guidance and information to our employees, facilitating work from home, implementing best practices for employees while working from home, periodic CEO messaging, various programs aimed at employee wellness, including a global wellness program, enhanced leave for employees affected by COVID-19, enhanced awareness towards information security, and updated cyber security and data privacy policies, among others. We have implemented broad travel restrictions and largely moved to virtual-only events for the safety of our employees and our customers. We also implemented pandemic-specific protocols for our essential employees whose jobs require them to be on-site or with our customers by implementing additional safety measures at all of our facilities, including increased frequency in cleaning and disinfecting, and enhanced hygiene and social distancing practices.
We incurred additional costs in order to ensure the continuity of our operations and shift towards a work from home model. Such costs include purchase of desktops and laptops for our employees, software and internet connectivity devices, technology tools for productivity enhancement, accommodation, meal, overtime, transportation and regular sanitization and cleaning costs of our offices and facilities. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our work from home model, implement new information technology solutions and security measures to safeguard against information security risks and protect the health and safety of our employees as they gradually return to the office. We believe that these short-to-medium-term costs may benefit us in the long-term, as these steps have broadened our “remote working” capabilities, which we expect to become a permanent feature in our future delivery model, as well as our business continuity plans.
In response to certain anticipated impacts from COVID-19, we also implemented a series of temporary cost reduction measures to further preserve financial flexibility. These actions included the postponement of certain discretionary spending including travel and marketing expenses, reevaluating the pace of our capital expenditures, rationalizing certain of our real estate and facilities, deferring scheduled increases in base salaries, deferring non-critical hiring, temporarily reducing the base salaries of our executive officers and certain other groups of employees among others. Some of these actions have been reversed as of December 31, 2020.
We also took certain precautionary measures to maintain financial flexibility during this time, including drawing $100.0 million from our line of credit under our Credit Agreement on March 12, 2020, the proceeds of which were available for working capital, general corporate or other purposes as needed, and which was repaid in full on April 20, 2020. During the quarter ended March 31, 2020, to enhance our liquidity position in response to COVID-19, management elected to temporarily suspend share repurchases under the 2019 Repurchase Program. We resumed share repurchases effective July 1, 2020, considering improved market conditions, our capital and liquidity needs and other factors.
The impact of COVID-19 on our business, results of operations, financial position and cash flow in fiscal year 2020 has been explained in the discussion below, however the full extent of the impact for the period beyond the fiscal year 2020 is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when COVID-19 subsides. Due to the above circumstances and as described generally in this Annual Report on Form 10-K, our financial results, including but not limited to net revenues, income from operations, net income, cash flow and earnings per share, in future periods may differ materially from historical trends. We continue to monitor the implications of COVID-19 on our business, as well as our customers’ and suppliers’ businesses.
During the fourth quarter of 2020, we performed our annual goodwill quantitative impairment test for any potential impairment. We considered the effects of COVID-19 on our significant inputs used in determining the fair value of our reporting units. Based on the results, the fair value of each of our reporting units exceeded their carrying value and the goodwill was not impaired. However, there can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. These estimates and judgments may not be within the control of us and accordingly it is reasonably possible that the judgments and estimates could change in future periods.
For additional information and risks related to COVID-19, see Part I, Item 1A, “Risk Factors.”
Revenues
For the year ended December 31, 2020, we generated revenues of $958.4 million compared to revenues of $991.3 million for the year ended December 31, 2019, a decrease of $32.9 million, or 3.3%.
We serve clients mainly in the United States and the United Kingdom, with these two regions generating 85.0% and 9.3%, respectively, of our total revenues for the year ended December 31, 2020 and 82.5% and 11.4%, respectively, of our revenues for the year ended December 31, 2019.
For the years ended December 31, 2020 and 2019, our total revenues from our top ten clients accounted for 37.4% and 36.1% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
Our Business
We provide operations management and analytics services. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the United States, Europe and Australia.
Operations Management Services: We provide our clients with a range of operations management services from our Insurance, Healthcare and Emerging Business operating segments, which typically involve the transfer by our clients to EXL of certain of their business operations, such as claims processing, clinical operations, or financial transaction processing, after which we administer and manage those operations on an ongoing basis. As part of this transfer, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. We also provide consulting services related to operations management that include industry-specific digital transformational services as well as cross-industry finance and accounting services as part of the Emerging Business operating segment.

We provide our services under contracts with our clients, which typically have terms of three or more years, with some being rolling contracts with no end dates. Typically, our clients can terminate these contracts with or without cause and with short notice periods. These contracts provide us with a relatively predictable revenue base for a substantial portion of our operations management business. However, we have a long selling cycle for our services and the budget and approval processes of prospective clients make it difficult to predict the timing of entering into definitive agreements with new clients. Similarly, new license sales and implementation projects for our technology service platforms and other software-based services have a long selling cycle, however ongoing annual maintenance and support contracts for existing arrangements provide us with a relatively predictable revenue base.
We charge for our services using various pricing models like time-and-material pricing, full-time-equivalent pricing, transaction-based pricing, outcome-based pricing, subscription-based pricing and other alternative pricing models. Outcome-based pricing arrangements are examples of non-linear pricing models where clients link revenues from platforms and solutions and the services we provide to usage or savings rather than the efforts deployed to provide these services. We continue to observe a shift in the industry pricing models toward transaction-based pricing, outcome-based pricing and other alternative pricing models. We believe this trend will continue and we use such alternative pricing models with some of our current clients and are seeking to move certain other clients from a full-time-equivalent pricing model to a transaction-based or other alternative pricing model. These alternative pricing models place the focus on operating efficiency in order to maintain or improve our gross margins.
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
Analytics: We help our clients unlock deep insights from data and create data driven solutions. Our analytics services focus on driving improved business outcomes for our customers by unlocking deep insights from data and create data driven solutions across all parts of our customers’ business. We also provide care optimization and reimbursement optimization services, for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, payment integrity and care management and data management. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house Machine Learning (“ML”) and Artificial Intelligence (“AI”) capabilities to create insights and improve decision making for our clients. We actively cross-sell and, where appropriate, integrate our Analytics services with other operations management services as part of a comprehensive offering for our clients.
We anticipate that revenues from our analytics services will grow as we expand our service offerings and client base, both organically and through acquisitions.
Expenses
Cost of Revenues
Our cost of revenues primarily consists of:
•employee costs, which include salary, bonus and other compensation expenses; recruitment and training costs; employee insurance; transport; rewards and recognition for certain employees; and non-cash stock compensation expense; and
•costs relating to our facilities and communications network, which include telecommunication and IT costs; facilities and customer management support; operational expenses for our operations centers; rent expenses; and
•travel and other billable costs to our clients; and
•costs relating to our direct mail operations and other digital solutions.

The most significant components of our cost of revenues are salaries and benefits (including stock-based compensation), recruitment, training, transport, meals, rewards and recognition and employee insurance. Salary levels, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. Salary increases for most of our operations personnel are generally awarded each year effective April 1. However, during 2020, in response to certain anticipated impacts from COVID-19, we implemented a series of temporary cost reduction measures including deferring the scheduled increases in base salaries of all eligible employees and temporarily reducing the base salaries of our executive officers and certain other groups of employees. Some of these actions have been reversed as of December 31, 2020. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to execute certain services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes non-cash amortization of stock compensation expense relating to our issuance of equity awards to employees directly involved in providing services to our clients.
We expect our cost of revenues to continue to increase as we continue to add professionals in our operating centers globally to service additional business and as wages continue to increase globally. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients and provide existing staff with additional skill sets. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our work from home model, invest in information technology solutions and security measures to safeguard against information security risks and costs to protect the health and safety of our employees as they gradually return to the office. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin” and under “Risks Related to the International Nature of Our Business-If more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.” However, a significant portion of our client contracts include inflation-based adjustments to our billing rates year over year which partially offset such increase in cost of revenues.
We generally experience a higher cost of revenues as a percentage of revenues during the initial 12 to 18 months in a long-term BPM contract due to upfront investments in infrastructure, resource hiring and training during migration. The cost of revenues as a percentage of revenues improve as we scale up, achieve operational efficiencies and complete the migration.
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

Impairment Charges
Impairment charges pertain to the write down of carrying values to fair values of goodwill and intangible assets acquired in a business combination. We perform our annual impairment test annually during the fourth quarter, or more frequently, as circumstances warrant, for all our reporting units and intangible assets. Based on the results, if the carrying values of our reporting units exceeds their fair values, we record impairment charges to the extent that carrying value exceeds estimated fair value. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such assets are required to be tested for impairment if the carrying amount of the assets is higher than the future undiscounted net cash flows expected to be generated from the assets. The impairment amount to be recognized is measured as the amount by which the carrying value of such assets exceeds their fair value.
Foreign Exchange
We report our financial results in the U.S. dollar. However, a significant portion of our total revenues are earned in the U.K. pound sterling (8.3% and 10.2%, respectively, for the years ended December 31, 2020 and 2019), while a significant portion of our expenses are incurred and paid in Indian rupees (27.2% and 25.6%, respectively, of our total costs for the years ended December 31, 2020 and 2019) and the Philippine peso (11.5% and 7.9%, of our total costs for the years ended December 31, 2020 and 2019). The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as the Indian rupee, the Philippine peso and the U.K. pound sterling appreciate or depreciate against the U.S. dollar. See Note 2 - Summary of Significant Accounting Policies and Note 17 - Derivatives and Hedge Accounting to our consolidated financial statements and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Risk.”
Interest Expense
Interest expense primarily consist of interest on our borrowings under our credit facility and convertible senior notes, finance lease liabilities and notional interest implicit in the purchase of property and equipment.
Other Income, net
Other income, net primarily consists of gain/(loss) on sale, mark to market and dividend income on our investments in mutual funds, and interest on time deposits classified under “Cash and cash equivalents”, “Short-term investments” and “Other assets”, as applicable on our consolidated balance sheets. Other income, net also consists of changes in fair value of earn-out consideration, interest on refunds received from income tax authorities in India on completion of tax assessments and components of net periodic benefit cost such as interest cost, expected return on plan assets, amortization of actuarial gain or loss and profit or loss on disposal of long-lived assets.
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
During the year 2018, we made an election to change the tax status of most of our controlled foreign corporations (“CFC”) to disregarded entities for U.S. income tax purposes. As a result, we no longer have undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (“PTI”) which may be subject to withholding taxes and currency gains or losses upon repatriation. We periodically evaluate opportunities to repatriate PTI held by our foreign subsidiaries to fund our operations in the United States and other geographies, and as and when we decide to repatriate such PTI, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions.
In 2019, the Government of India introduced a new tax regime for certain Indian companies by enacting the Taxation Laws (Amendment) Act, 2019. The new tax regime is optional and provides for a lower tax rate for Indian companies, subject to certain conditions, which among other things includes not availing of specified exemptions or incentives. During the year 2019 and 2020, we elected this new tax regime for our Indian subsidiaries to obtain the benefit of a lower tax rate.
We also benefited from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for few of our centers in last few years and will expire for other centers by year 2022, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate, which as of December 31, 2020 was 5.0% on gross income.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A summary of our significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain at the time an estimate is made. These policies include revenue recognition, allowance for expected credit losses, business combinations, goodwill, intangibles and long-lived assets, stock-based compensation, derivative instruments and hedging activity, borrowings, assumptions related to lease liabilities, ROU assets, lease cost, income taxes and assets and obligations related to employee benefit plans. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecasted and estimates routinely require adjustment.
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
Variable Consideration
Variability in the transaction price arises primarily due to service level agreements and volume discounts.
We consider our experience with similar transactions and expectations regarding the contract in estimating the amount of variable consideration that should be recognized during a period.
We believe that the expected value method is most appropriate for determining the variable consideration since we have a large number of contracts with similar nature of transactions/services.
Type of Contracts Requiring Judgment
a.Revenues for our fixed-price contracts are recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client. The use of this method requires significant judgment to estimate the cost required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed and resources engaged. We regularly monitor these estimates throughout the execution of the project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.
b.Revenues from reimbursement optimization services having contingent fee arrangements are recognized by us at the point in time when a performance obligation is satisfied, which is when we identify an overpayment claim. In such contracts, our consideration is contingent upon the actual collections made by our customers and net of any subsequent retraction claims. Based on guidance on “variable consideration” in Topic 606, we use our historical experience and projections to determine the expected recoveries from our customers and recognize revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such change is identified.
For additional information, see Note 5 - Revenues, net to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”
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
Costs related to such transition activities are contract fulfillment costs, and thereby classified under “Other current assets” and “Other assets” in the consolidated balance sheets, and are recognized over the expected duration of the relationship with customers, under “Cost of revenues” in our consolidated statements of income.
Contract Acquisition Costs
Direct and incremental costs incurred for acquiring contracts, such as sales commissions are contract acquisition costs and thereby classified under “Other current assets” and “Other assets” in our consolidated balance sheets. Such costs are amortized over the expected duration of the relationship with customers and recorded under Selling and marketing expenses in our consolidated statements of income.
Upfront Payment Made to Customers
Upfront payments in nature of deal signing discount or deal signing bonuses made to customers are contract assets and classified under “Other current assets” and “Other assets” in our consolidated balance sheets. Such costs are amortized over the expected period of benefit and are recorded as an adjustment to transaction price and reduced from revenues.
Allowance for Expected Credit Losses
We record accounts receivable net of allowances for expected credit losses. Allowances for credit losses are established through the evaluation of aging of accounts receivables, prior collection experience, current market conditions, forecasts about future economic conditions, clients’ financial condition and the amount of accounts receivable in dispute to estimate the collectability of these accounts receivable.

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
Goodwill, Intangible Assets and Long-lived Assets
Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased in a business combination. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase consideration to assets and liabilities, including property and equipment, goodwill and other identifiable intangibles. We examine the carrying value of the goodwill annually in the fourth quarter, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the reporting unit level. We also assesses any potential goodwill impairment for our reporting units immediately prior to any segment changes and reallocate goodwill basis the new reporting units.
The goodwill quantitative impairment test involves a comparison of the fair value of a reporting unit with its carrying amount. We estimate the fair value of a reporting unit using a combination of the income approach, using discounted cash flow analysis (“DCF model”), and also the market approach, using market multiples for reporting units whereby the fair value is not substantially in excess of carrying value. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within each reporting unit. The variables within the discount rate, many of which are outside of our control, provide us best estimate of all assumptions applied within the DCF model. Discount rates used in our reporting unit valuations range from 10.4% to 12.0%. We also use the “Market approach” to corroborate the results of the income approach for some of our reporting units. Under the market approach, we estimate fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit and comparable market transactions. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
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
We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, we will recognize an impairment loss when the sum of discounted expected future cash flows is less than the carrying amount of such asset. The estimate of discounted cash flows and the fair value of assets require several assumptions and estimates like the weighted average cost of capital, discount rates, risk-free rates, market rate of return and risk premiums and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the historical assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. See Note 2 - Summary of Significant Accounting Policies - Business Combinations, Goodwill and Other Intangible Assets to our consolidated financial statements for more information.

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
We also grant performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. Generally the grants provide that 50% of the PRSUs cliff vest at the end of a three-year period based on an aggregated revenue target (“PUs”) for a three-year period. The remaining 50% vest based on a market condition (“MUs”) that is contingent on EXL meeting or exceeding the total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to 200% of the PRSUs granted based on the actual achievements of both targets. However, the features of our equity incentive compensation program are subject to change by the Compensation Committee of our Board of Directors.
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
We hedge forecasted transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of these cash flow hedges is recorded along with the underlying hedged item in the same line in our consolidated statements of income as either part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, or “Depreciation and amortization expense”, as applicable.
We also use derivative instruments consisting of foreign currency exchange contracts to economically hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. These derivatives do not qualify as fair value hedges. Changes in the fair value of these derivatives are recognized in our consolidated statements of income and are included in foreign exchange gain/(loss).
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
Borrowings
We account for convertible notes in accordance with the guidelines established by the ASC No. 470-20, Debt with Conversion and Other Options. We separate the convertible notes into liability and equity components. The Beneficial Conversion Feature ("BCF") of a convertible note, which is the equity component and recorded as additional paid-in capital, is normally characterized as the convertible portion or feature of certain notes payable that provide a rate of conversion that is below market value or in-the-money when issued. We record a BCF related to any issuance of convertible notes.

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
We may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares. We presently intend and have the ability to settle the principal amount of the Notes in cash.
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
During the year 2018, we made an election to change the tax status of most of our controlled foreign corporations (“CFC”) to disregarded entities for U.S. income tax purposes. As a result, we no longer have undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (“PTI”) which may be subject to withholding taxes and currency gains or losses upon repatriation. We periodically evaluate opportunities to repatriate PTI held by our foreign subsidiaries to fund our operations in the United States and other geographies, and as and when we decide to repatriate such PTI, we may have to accrue additional taxes which will be recorded in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. See Note 22 - Income Taxes to our consolidated financial statements contained herein.
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
Employee Benefits
We record contributions to defined contribution plans in our consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are recognized in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by using the projected unit credit method and various actuarial assumptions including discount rates, mortality, expected return on assets, expected increase in the compensation rates and attrition rates. We evaluate these critical assumptions at least annually. If actual results differ significantly from our estimates, current service costs for defined benefit plans and our results of operations could be materially impacted.
We include the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in -“Other income, net”. See Note 20 - Employee Benefit Plans to our consolidated financial statements for details.
We recognize the liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.
Leases
We account for a lease at the inception of the contract. Operating leases are recorded in “Operating lease right-of-use assets”, “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in our consolidated balance sheets. Finance leases are recorded in “Property and equipment, net”, and the current and non-current portion of finance lease liabilities are presented within “Accrued expenses and other current liabilities” and “Other non-current liabilities,” respectively in our consolidated balance sheets.
ROU assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease arrangement. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in which the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate at commencement date by adjusting the benchmark reference rates, applicable to the respective geographies where the leases are entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.
Lease terms includes our assessment for the effects of options to extend or terminate the lease. We consider the extension option as part of our lease term for those lease arrangements where we are reasonably certain that we will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately.
We account for lease-related concessions to mitigate the economic effects of COVID-19 on lessees in accordance with guidance in Topic 842, Leases, to determine, on a lease-by-lease basis, whether the concession provided by lessor should be accounted for as a lease modification.
We account for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date. The lease liability is remeasured to reflect changes to the remaining lease payments and discount rates and we recognize the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. However, if the carrying amount of the ROU assets is reduced to zero as a result of modification, any remaining amount of the remeasurement is recognized as an expense in our consolidated statements of income.
Contingencies
Loss contingencies are recorded as liabilities when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we do not record a liability, but instead disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Significant judgment is required in the determination of probability and whether an exposure is reasonably estimable, both. Our judgments are subjective and based on the information available from the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess any potential liability related to any pending litigation and may revise our estimates. Such revisions in estimates of any potential liabilities could have a material impact on our results of operations, financial position and cash flows.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
	(dollars in millions)
Revenues, net	$958.4	$991.3	$883.1
Cost of revenues (1)	623.9	655.5	584.8
Gross profit (1)	334.5	335.8	298.3
Operating expenses:
General and administrative expenses	113.9	126.9	116.2
Selling and marketing expenses	60.1	71.8	63.6
Depreciation and amortization expense	50.5	52.0	48.6
Impairment and restructuring charges	—	8.7	20.1
Total operating expenses	224.5	259.4	248.5
Income from operations	110.0	76.4	49.8
Foreign exchange gain, net	4.4	3.8	4.8
Interest expense	(11.2)	(13.6)	(7.2)
Other income, net	12.1	16.5	13.0
Income before income tax expense and earnings from equity affiliates	115.3	83.1	60.4
Income tax expense	25.6	15.2	3.4
Income before earnings from equity affiliates	89.7	67.9	57.0
Loss from equity-method investment	0.2	0.3	0.3
Net income attributable to ExlService Holdings, Inc. stockholders	$89.5	$67.6	$56.7
(1) Exclusive of depreciation and amortization expense.
Due to rounding, the numbers presented in the tables included in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues.
The following table summarizes our revenues by reportable segments for the year ended December 31, 2020 and 2019:

	Year ended December 31,			Percentage change
	2020	2019	Change
	(dollars in millions)
Insurance	$341.8	$346.4	$(4.6)	(1.3)%
Healthcare	101.2	97.5	3.7	4.0%
Emerging Business	152.7	190.1	(37.4)	(19.7)%
Analytics	362.7	357.3	5.4	1.5%
Total revenues, net	$958.4	$991.3	$(32.9)	(3.3)%

Revenues for the year ended December 31, 2020 were $958.4 million, down $32.9 million, or 3.3%, compared to the year ended December 31, 2019. The revenue decline was primarily driven by lower volumes due to the impact of COVID-19, which was primarily related to clients adapting to the shift in our delivery capabilities from a physical to a virtual, work-from-home operating environment as well as economic uncertainty leading to lower volumes from some existing clients and causing delays in the execution and implementation of new client contracts, which impacted growth.
Revenue decline in Insurance of $4.6 million was primarily driven by lower volumes due to the impact of COVID-19, partially offset by expansion of business from certain existing clients aggregating to $3.4 million and a decline in revenues of $1.3 million attributable to the depreciation of the Indian rupee and South African ZAR against the U.S. dollar during the year ended December 31, 2020, compared to the year ended December 31, 2019. Insurance revenues were 35.7% and 34.9% of our total revenues during the year ended December 31, 2020 and 2019, respectively.
Revenue growth in Healthcare of $3.7 million was primarily driven by expansion of business from our existing clients and new wins aggregating to $16.2 million, partially offset by our December 2019 wind-down of Health Integrated business revenues of $12.5 million during the year ended December 31, 2020. Healthcare revenues were 10.6% and 9.8% of our total revenues during the year ended December 31, 2020 and 2019, respectively.
Revenue decline in Emerging Business of $37.4 million was primarily driven by lower volumes due to the impact of COVID-19 and ramp-down of certain client contracts aggregating to $35.6 million, and a decline of $1.8 million attributable to the depreciation of the Indian rupee against the U.S. dollar during the year ended December 31, 2020, compared to the year ended December 31, 2019. Emerging Business revenues were 15.9% and 19.2% of our total revenues during the year ended December 31, 2020 and 2019, respectively.
Revenue growth in Analytics of $5.4 million was attributable to our recurring and project-based engagements from our new and existing clients, partially offset by lower volumes due to the impact of COVID-19 aggregating to $5.4 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. Analytics revenues were 37.8% and 36.0% of our total revenues during the year ended December 31, 2020 and 2019, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,			Percentage change	Year ended December 31,
	2020	2019	Change		2020	2019	Change
	(dollars in millions)
Insurance	$231.9	$238.6	$(6.7)	(2.8)%	32.2%	31.1%	1.1%
Healthcare	73.1	77.1	(4.0)	(5.1)%	27.8%	20.9%	6.9%
Emerging Business	89.5	108.6	(19.1)	(17.6)%	41.4%	42.9%	(1.5)%
Analytics	229.4	231.2	(1.8)	(0.8)%	36.7%	35.3%	1.4%
Total	$623.9	$655.5	$(31.6)	(4.8)%	34.9%	33.9%	1.0%

For the year ended December 31, 2020, cost of revenues was $623.9 million compared to $655.5 million for the year ended December 31, 2019, a decrease of $31.6 million, or 4.8%. Our gross margin for the year ended December 31, 2020 was 34.9% compared to 33.9% for year ended December 31, 2019, an increase of 100 basis points ("bps").
The decrease in cost of revenues in Insurance of $6.7 million was primarily due to decreases in employee-related costs of $4.0 million, lower travel costs of $4.4 million and foreign exchange gain, net of hedging of $2.2 million. This was partially offset by higher infrastructure and technology costs of $3.3 million, primarily related to the work from home enablement and other operating costs of $0.6 million. Gross margin in Insurance increased by 110 bps during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to expansion in margin in certain existing clients, partially offset by COVID-19 related incremental expenses during the year ended December 31, 2020.
The decrease in cost of revenues in Healthcare of $4.0 million was primarily due to decreases in employee-related costs of $3.1 million, lower travel costs of $0.5 million and foreign exchange gain, net of hedging of $0.4 million. Gross margin in Healthcare increased by 690 bps during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to lower margin in the Heath Integrated business during the year ended December 31, 2019, partially offset by COVID-19 related incremental expenses during the year ended December 31, 2020.
The decrease in cost of revenues in Emerging Business of $19.1 million was primarily due to decreases in employee-related costs of $14.2 million, lower infrastructure and technology costs of $2.5 million, lower travel costs of $1.9 million and foreign exchange gain, net of hedging of $1.3 million, partially offset by higher other operating costs of $0.8 million. Gross margin in Emerging Business decreased by 150 bps during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to lower revenues and COVID-19 related incremental expenses.
The decrease in cost of revenues in Analytics of $1.8 million was primarily due to lower other operating costs of $6.7 million, lower travel costs of $4.6 million, foreign exchange gain, net of hedging of $2.2 million and lower infrastructure costs of $1.1 million. This was partially offset by an increase in employee-related costs of $10.5 million and technology costs of $2.3 million. Gross margin in Analytics increased by 140 bps during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to higher revenues and expansion in margin in certain existing clients.

Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2020	2019	Change
	(dollars in millions)
General and administrative expenses	$113.9	$126.9	$(13.0)	(10.3)%
Selling and marketing expenses	60.1	71.8	(11.7)	(16.3)%
Selling, general and administrative expenses	$174.0	$198.7	$(24.7)	(12.4)%
As a percentage of revenues	18.2%	20.0%

The decrease in SG&A expenses of $24.7 million was primarily due to COVID-19 cost reduction measures, including the temporary reduction of the base salaries of our executive officers and certain other groups of employees. The decrease was driven by lower employee-related costs of $14.7 million, lower travel costs of $6.5 million, lower other operating costs of $2.2 million and foreign exchange gain, net of hedging of $1.3 million.
Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2020	2019	Change
	(dollars in millions)
Depreciation expense	$36.1	$30.4	$5.7	18.8%
Intangible amortization expense	14.4	21.6	(7.2)	(33.3)%
Depreciation and amortization expense	$50.5	$52.0	$(1.5)	(2.9)%
As a percentage of revenues	5.3%	5.2%

The decrease in intangibles amortization expense of $7.2 million was primarily due to end of useful lives for certain intangible assets during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in depreciation expense of $5.7 million was primarily due to depreciation related to our investments in new operating centers, internally developed software and accelerated depreciation resulting from a reduction in useful lives related to several operating centers, due to the impact of COVID-19.
Impairment and Restructuring Charges

	Year ended December 31,			Percentage change
	2020	2019	Change
	(dollars in millions)
Impairment and restructuring charges	$—	$8.7	$(8.7)	(100.0)%
As a percentage of revenues	—%	0.9%

During the year ended December 31, 2019, we recorded restructuring charges of $5.1 million and impairment charges of $3.6 million in connection with the wind-down of our Health Integrated business.
Income from Operations. Income from operations increased by $33.6 million, or 43.9%, from $76.4 million for the year ended December 31, 2019 to $110.0 million for the year ended December 31, 2020, primarily due to lower SG&A expenses of $24.7 million and impairment and restructuring charges of $8.7 million incurred in 2019. As a percentage of revenues, income from operations increased from 7.7% for the year ended December 31, 2019 to 11.5% for the year ended December 31, 2020.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso, and the South African ZAR during the year ended December 31, 2020. The average exchange rate of the U.S. dollar against the Indian rupee increased from 70.36 during the year ended December 31, 2019 to 74.07 during the year ended December 31, 2020. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.28 during the year ended December 31, 2019 to 1.29 during the year ended December 31, 2020. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 51.57 during the year ended December 31, 2019 to 49.49 during the year ended December 31, 2020. The average exchange rate of the U.S. dollar against the South African ZAR increased from 14.43 during the year ended December 31, 2019 to 16.51 during the year ended December 31, 2020.
We recorded a net foreign exchange gain of $4.4 million for the year ended December 31, 2020 compared to a net foreign exchange gain of $3.8 million for the year ended December 31, 2019.
Interest expense. Interest expense decreased from $13.6 million for the year ended December 31, 2019 to $11.2 million for the year ended December 31, 2020 primarily due to repayments of borrowings leading to lower outstanding borrowings and lower effective interest rates of 2.3% under our Credit Facility during the year ended December 31, 2020, compared to 4.0% during the year ended December 31, 2019.
Other Income, net..

	Year ended December 31,			Percentage change
	2020	2019	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$9.5	$13.0	$(3.5)	8.2%
Interest and dividend income	2.6	2.4	0.2	(26.6)%
Others, net	—	1.1	(1.1)	(100.0)%
Other income, net	$12.1	$16.5	$(4.4)	(26.9)%

Other income, net decreased by $4.4 million, from $16.5 million for the year ended December 31, 2019 to $12.1 million for the year ended December 31, 2020 primarily due to lower return on mutual fund investments of $3.5 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 and recognition of other income of $0.8 million related to our Health Integrated business during the year ended December 31, 2019.
Income Tax Expense. The effective tax rate increased from 18.3% during the year ended December 31, 2019 to 22.2% during the year ended December 31, 2020. We recorded income tax expense of $25.6 million and $15.2 million for the year ended December 31, 2020 and 2019, respectively. The increase in income tax expense was primarily as a result of (i) higher profit during the year ended December 31, 2020 and (ii) recording of a one-time tax expense of $1.3 million due to electing a new tax regime for two of our Indian subsidiaries which provides for a lower tax rate on earnings in exchange for foregoing certain tax credits during the year ended December 31, 2020, compared to a benefit of $1.5 million recorded during the year ended December 31, 2019.
Net Income. Net income increased from $67.7 million for the year ended December 31, 2019 to $89.5 million for the year ended December 31, 2020, primarily due to increase in income from operations of $33.6 million, lower interest expense of $2.4 million and higher foreign exchange gain, net of $0.6 million, partially offset by higher income tax expense of $10.4 million and decrease in other income, net of $4.4 million. As a percentage of revenues, net income increased from 6.8% during the year ended December 31, 2019 to 9.3% during the year ended December 31, 2020.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues.
The following table summarizes our revenues by reportable segments for the year ended December 31, 2019 and 2018:

	Year ended December 31,			Percentage change
	2019	2018	Change
	(dollars in millions)
Insurance	$346.4	$311.2	$35.2	11.3%
Healthcare	97.5	89.8	7.7	8.5%
Emerging Business	190.1	196.8	(6.7)	(3.4)%
Analytics	357.3	285.3	72.0	25.3%
Total revenues, net	$991.3	$883.1	$108.2	12.3%

Revenues for the year ended December 31, 2019 were $991.3 million, up $108.2 million, or 12.3%, compared to the year ended December 31, 2018.
Revenue growth in Insurance of $35.2 million was primarily driven by expansion of business from our existing clients and new wins aggregating to $38.6 million. This was partially offset by $3.4 million mainly attributable to the depreciation of the Australian dollar, Indian rupee, U.K. pound sterling and South African ZAR against the U.S. dollar during the year ended December 31, 2019 compared to the year ended December 31, 2018. Insurance revenues were 34.9% and 35.2% of our total revenues in 2019 and 2018, respectively.
Revenue growth in Healthcare of $7.7 million was primarily driven by expansion of business from our existing clients and new wins aggregating to $12.9 million, partially offset by lower revenues from our Health Integrated business of $5.2 million. Healthcare revenues were 9.8% and 10.2% of our total revenues during the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.
Revenue decline in Emerging Business of $6.7 million was primarily driven by lower revenues from project based engagements and lower revenues from existing clients of $4.7 million. Further decline of $2.0 million was mainly due to the depreciation of the Indian rupee and U.K. pound sterling against the U.S. dollar during the year ended December 31, 2019 compared to the year ended December 31, 2018. Emerging Business revenues were 19.2% and 22.3% of our total revenues during the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.
Revenue growth in Analytics of $72.0 million was primarily driven by our acquisition of SCIOinspire Holdings Inc. (“SCIO”), a health analytics solution and services company, in July 2018 and increase in revenues from our recurring and project-based engagements from our new and existing clients. This was partially offset by $1.0 million attributable to the depreciation of the U.K. pound sterling and Indian rupee against the U.S. dollar during the year ended December 31, 2019 compared to the year ended December 31, 2018. Analytics revenues were 36.0% and 32.3% of our total revenues during the year ended December 31, 2019 compared to the year ended December 31, 2018, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,				Year ended December 31,
	2019	2018	Change	Percentage change	2019	2018	Change
	(dollars in millions)
Insurance	$238.6	$211.8	$26.8	12.6%	31.1%	31.9%	(0.8)%
Healthcare	77.1	70.4	6.7	9.4%	20.9%	21.6%	(0.7)%
Emerging Business	108.6	118.0	(9.4)	(7.9)%	42.9%	40.1%	2.8%
Analytics	231.2	184.6	46.6	25.3%	35.3%	35.3%	—%
Total	$655.5	$584.8	$70.7	12.1%	33.9%	33.8%	0.1%

For the year ended December 31, 2019, cost of revenues was $655.5 million compared to $584.8 million for the year ended December 31, 2018, an increase of $70.7 million, or 12.1%. Our gross margin for the year ended December 31, 2019 was 33.9% compared to 33.8% for year ended December 31, 2018, an increase of 10 bps.
The increase in cost of revenues in Insurance of $26.8 million was primarily due to an increase in employee-related costs of $24.3 million on account of higher headcount and wage inflation, increase in technology cost of $3.4 million and increase in infrastructure and travel cost of $2.9 million. This was partially offset by lower other operating costs of $1.1 million and foreign exchange gain, net of hedging of $2.7 million. Gross margin in Insurance decreased by 80 bps during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to higher operating expenses.
The increase in cost of revenues in Healthcare of $6.7 million was primarily due to an increase in employee-related costs of $7.3 million and higher other operating costs of $0.4 million, partially offset by foreign exchange gain, net of hedging of $1.0 million. Gross margin in Healthcare decreased by 70 bps during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to higher operating expenses associated with the initiation of services for new and existing clients.
The decrease in cost of revenues in Emerging Business of $9.4 million was primarily due to decrease in employee-related costs of $4.2 million, lower infrastructure and travel cost of $3.2 million, lower other operating costs of $0.4 million, and foreign exchange gain, net of hedging of $1.6 million. Gross margin in Emerging Business increased by 280 bps during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to expansion in margin in certain new and existing clients.
The increase in cost of revenues in Analytics of $46.6 million was primarily due to an increase in employee-related costs of $42.7 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of SCIO in July 2018. The remaining increase was attributable to other operating costs of $5.8 million, partially offset by foreign exchange gain, net of hedging of $1.9 million. Gross margin in Analytics during 2019 as compared to 2018 was flat.

Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2019	2018	Change
	(dollars in millions)

General and administrative expenses	$126.9	$116.2	$10.7	9.2%
Selling and marketing expenses	71.8	63.6	8.2	12.9%
Selling, general and administrative expenses	$198.7	$179.8	$18.9	10.5%
As a percentage of revenues	20.0%	20.4%

The increase in SG&A expenses of $18.9 million was primarily due to an increase in employee-related costs of $19.5 million, including incremental costs related to our SCIO acquisition in July 2018 and net increase in other operating costs of $1.0 million. This was partially offset by foreign exchange gain, net of hedging of $1.6 million.
Depreciation and Amortization.

				Percentage change
	Year ended December 31,		Change
	2019	2018
	(dollars in millions)
Depreciation expense	$30.4	$28.2	$2.2	7.9%
Intangible amortization expense	21.6	20.4	1.2	5.8%
Depreciation and amortization expense	$52.0	$48.6	$3.4	7.0%
As a percentage of revenues	5.2%	5.5%

The increase in depreciation expense of $2.2 million was due to depreciation related to our new operating centers to support our business growth and depreciation associated with our SCIO acquisition of $2.8 million. This was partially offset by currency movements, net of hedging of $0.6 million. The increase in intangibles amortization expense of $1.2 million was primarily due to amortization of intangibles associated with our SCIO acquisition in July 2018, partially offset by the impact of amortization of intangibles related to our Health Integrated acquisition, which were impaired during the fourth quarter of 2018.
Impairment and Restructuring Charges

				Percentage change
	Year ended December 31,		Change
	2019	2018
	(dollars in millions)
Impairment and restructuring charges	$8.7	$20.1	$(11.4)	(56.8)%
As a percentage of revenues	0.9%	2.3%

During the year ended December 31, 2019, we recorded restructuring charges of $5.1 million and impairment charges of $3.6 million in connection with the wind down of Health Integrated business within our Healthcare operating segment. During the year ended December 31, 2018, we recognized an impairment charge of $20.1 million to write down the carrying value of goodwill of $14.2 million and intangible assets of $5.9 million to their fair values related to our Health Integrated business. See Note 10 - Goodwill and Intangible Assets and Note 24 - Impairment and Restructuring Charges to our consolidated financial statements for details.
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
Other Income, net

				Percentage change
	Year ended December 31,		Change
	2019	2018
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$13.0	$10.0	$3.0	30.0%
Interest and dividend income	2.4	1.9	0.5	28.1%
Others, net	1.1	1.1	—	(0.3)%
Other income, net	$16.5	$13.0	$3.5	27.1%

Other income, net increased by $3.5 million, from $13.0 million for the year ended December 31, 2018 to $16.5 million for the year ended December 31, 2019 primarily due to a higher return on mutual fund investments of $3.0 million and an increase in interest and dividend income of $0.5 million.
Income Tax Expense. The effective tax rate increased from 5.6% during the year ended December 31, 2018 to 18.3% during the year ended December 31, 2019. We recorded income tax expense of $15.2 million and $3.4 million for the year ended December 31, 2019 and 2018, respectively. The increase in income tax expense was primarily as a result of (i) recording of a one-time tax benefit of $6.3 million with respect to unused 2018 foreign branch income tax credits under regulations under the Internal Revenue Code of 1986, as amended, during the year ended December 31, 2018, (ii) recording of higher excess tax benefits related to stock awards of $7.2 million pursuant to ASU No. 2016-09 during the year ended December 31, 2018 compared to $2.3 million during the year ended December 31, 2019, (iii) lower tax expense of $3.1 million on account of impairment and restructuring charges recorded during the year December 31, 2018 compared to $0.9 million during the year ended December 31, 2019, partially offset by (iv) higher tax exemptions/incentives and a lower tax rate for qualifying Indian subsidiaries due to a change in legislation during the year ended December 31, 2019.
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

Liquidity and Capital Resources

	Year ended December 31,
	2020	2019	2018
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$127.0	$104.1	$94.3
Net cash provided by operating activities	203.0	168.4	92.4
Net cash used for investing activities	(18.3)	(51.4)	(277.5)
Net cash (used for)/provided by financing activities	(89.6)	(93.1)	197.8
Effect of exchange rate changes	3.4	(1.0)	(2.9)
Closing cash, cash equivalents and restricted cash	$225.5	$127.0	$104.1
As of December 31, 2020 and 2019, we had $402.8 million and $321.4 million, respectively, in cash, cash equivalents and short-term investments, of which $335.3 million and $250.4 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities regarding distribution to fund our operations in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions.
Operating Activities:
Net cash provided by operating activities was $203.0 million for the year ended December 31, 2020, compared to $168.4 million for the year ended December 31, 2019, reflecting higher cash earnings along with lower working capital needs. The major drivers contributing to the increase of $34.6 million year-over-year included the following:
•Increase in net income of $21.8 million in 2020 compared to 2019, primarily due to an increase in income from operations of $33.6 million driven by lower operating expenses, offset by higher income tax expense of $10.4 million and lower other income, net of interest expense of $1.4 million.
•Changes in accounts receivable, including advance billings, contributed additional cash flow of $43.3 million in 2020 compared to 2019. The increase was a result of the higher collections of our accounts receivables and advance collections from certain customers. Our accounts receivable days sales outstanding improved to 53 days as of December 31, 2020 from 59 days as of December 31, 2019.
•Decrease in accrued employee costs, accrued expenses and other liabilities contributed reduced cash flow of $40.5 million in 2020 compared to 2019. The decrease was primarily because of additional cash flow of $30.9 million due to higher annual performance incentives and accrued expenses in 2019 compared to reduced cash flow of $9.4 million from lower accrued expenses in 2020.
•Other drivers increasing cash flows in 2020 compared to 2019 included: income tax expense, net of advances and deferred taxes, of $8.6 million, primarily due to higher income tax provisions and timing of payments; and changes in various current assets and other assets aggregating to $1.4 million, primarily due to lower upfront payment to customers.
Net cash provided by operating activities was $168.4 million for the year ended December 31, 2019, compared to $92.4 million for the year ended December 31, 2018, reflecting higher cash earnings along with lower working capital needs. The major drivers contributing to the increase of $76.0 million year-over-year included the following:
•Increase in net income of $10.9 million in 2019 compared to 2018, primarily due to an increase in income from operations of $26.6 million driven by growth in revenues, partially offset by higher income tax expense of $11.8 million and lower interest and other income of $3.9 million.
•Changes in accounts receivable, including advance billings, contributed additional cash flow of $14.6 million in 2019 compared to 2018. The increase was a result of the growth in our revenues (including revenues from our SCIO acquisition in July 2018) and higher collections of our accounts receivable. As a result, our accounts receivable days sales outstanding improved to 59 days in 2019 from 62 days in 2018.
•Increases in accrued employee costs, accrued expenses and other liabilities contributed additional cash flow of $30.9 million in 2019 compared to 2018, primarily resulting from higher annual performance incentives and other employee costs accruals of $15.6 million, higher accrued expenses of $8.2 million due to an increase in our cost base to support revenue growth, and lower cash outflows in client liabilities of $4.3 million due to lower funds held on behalf of our clients.
•Other drivers increasing operating cash flows in 2019 compared to 2018 included: income tax expense, net of advances and deferred taxes, of $9.6 million, primarily due to higher income tax provisions and timing of payments; and changes in various current assets and other assets aggregating to $10.3 million, primarily due to higher recovery of our receivables from statutory authorities in 2019 compared to 2018.
Investing Activities: Cash flows used for investing activities were $18.3 million for the year ended December 31, 2020 as compared to cash flows used for investing activities of $51.4 million for the year ended December 31, 2019. The decrease is mainly due to net redemption of investments of $23.7 million during the year ended December 31, 2020 as compared to net purchase of investments of $11.0 million during the year ended December 31, 2019. This was partially offset by higher capital expenditures for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $0.9 million and acquisition of additional stake in our equity affiliate of $0.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019.
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
Financing Activities: Cash flows used for financing activities were $89.6 million during the year ended December 31, 2020 as compared to cash flows used for financing activities of $93.1 million during the year ended December 31, 2019. The decrease in cash flows used for financing activities was primarily due to net repayment of $10.9 million (net of proceeds) under our revolving Credit Facility (as described below in “Financing Arrangements (Debt Facility and Notes)-Credit Agreement”) during the year ended December 31, 2020 as compared to net repayments of $52.2 million during the year ended December 31, 2019, higher proceeds received from exercise of stock options by $0.5 million, partially offset by higher purchases of treasury stock by $38.6 million under our share Repurchase Programs during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Cash flows used for financing activities were $93.1 million during the year ended December 31, 2019 as compared to cash flows provided by financing activities of $197.8 million during the year ended December 31, 2018. The decrease in cash flows provided from financing activities was primarily due to higher net borrowings of $240.4 million (net of repayment) under our revolving Credit Facility and Convertible Notes (as described below in “Financing Arrangements (Debt Facility and Notes)-Credit Agreement and Convertible Senior Notes”) during the year ended December 31, 2018 as compared to net repayments (net of proceeds) of $52.2 million during the year ended December 31, 2019. This was partially offset by lower purchases of treasury stock by $1.7 million under our share Repurchase Programs during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.
We incurred $42.2 million of capital expenditures in the year ended December 31, 2020. We expect to incur total capital expenditures of between $35.0 million to $40.0 million in 2021, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (see Note 26 - Commitments and Contingencies to our consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our smaller acquisitions, capital expenditures and working capital needs. If we have significant growth through acquisitions, we may need to obtain additional financing.
During the year ended December 31, 2020, to enhance our liquidity position in response to COVID-19, management has taken certain precautionary measures, including: drawing $100.0 million from our line of credit under our Credit Agreement on March 12, 2020, the proceeds of which were available for working capital, general corporate or other purposes as needed, and which was repaid in full on April 20, 2020; and electing to temporarily suspend share repurchases under our 2019 Repurchase Program, and other cost reduction measures related to employee and vendor expenses and capital expenditure plans. The 2019

Repurchase Program remains authorized by the Board of Directors and the management using its discretion has resumed share repurchases effective July 1, 2020, considering improved market conditions, our capital needs and other factors. However, there is no assurance that the impacts we have experienced to date, and any future impact we may experience, from COVID-19 will not have an adverse effect on our cash flows.
The Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”) allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from April 1, 2020 and ending December 31, 2020. As of December 31, 2020, we deferred our contributions to FICA of $6.3 million under the CARES Act. The deferred amount will be payable as follows: (1) 50% of the deferred amount will be paid on December 31, 2021 and (2) the remaining 50% of the deferred amount will be paid on December 31, 2022.
Financing Arrangements (Debt Facility and Notes)
The following tables summarizes our debt balances as of December 31, 2020 and 2019.

	As of December 31, 2020
	(dollars in millions)
	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$25.0	$—	$25.0

Long-term borrowings	$64.0	$150.0	$214.0
Unamortized debt discount	—	(11.2)	(11.2)
Unamortized debt issuance costs*	—	(0.8)	(0.8)
Long-term borrowings	$64.0	$138.0	$202.0
Total borrowings	$89.0	$138.0	$227.0

	As of December 31, 2019
	(dollars in millions)
	Revolving Credit Facility	Structured Payables	Notes	Total
Current portion of long-term borrowings	$40.0	$0.9	$—	$40.9

Long-term borrowings	$59.0	$—	$150.0	$209.0
Unamortized debt discount	—	—	(13.9)	(13.9)
Unamortized debt issuance costs*	—	—	(1.0)	(1.0)
Long-term borrowings	$59.0	$—	$135.1	$194.1
Total borrowings	$99.0	$0.9	$135.1	$235.0
*Unamortized debt issuance costs for our revolving Credit Facility of $0.5 million and $0.7 million as of December 31, 2020 and December 31, 2019, respectively, is presented under “Other current assets” and “Other assets” in the consolidated balance sheets.
Credit Agreement
On November 21, 2017, we and each of our wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 million revolving credit facility (the “Credit Facility”) with an option to increase the commitments by up to $100.0 million, subject to certain approvals and conditions as set forth in the Credit Agreement. The Credit Agreement also includes a letter of credit sub facility. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, we exercised our option under the Credit Agreement to increase the commitments by $100.0 million thereby utilizing the entire revolver under the Credit Facility of $300.0 million to fund our July 2018 acquisition of SCIO.
Depending on the type of borrowing, loans under the Credit Agreement bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to our total net leverage ratio and ranges from 0% to 0.75% per annum with respect to loans pegged to the specified prime rate, and

1.00% to 1.75% per annum on loans pegged to the adjusted LIBO rate. The revolving credit commitments under the Credit Agreement are subject to a commitment fee which is also tied to our total net leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Indebtedness - We may be required to transition from the use of the LIBOR interest rate index in the future. We could be unable to refinance our outstanding indebtedness on reasonable terms or at all.”
The revolving Credit Facility carried an effective interest rate as shown below:-

	Year ended December 31,
	2020	2019
Effective interest rate	2.3%	4.0%
Obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries and are secured by all or substantially all of our assets and that of our material domestic subsidiaries. The Credit Agreement contains affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both as defined for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of December 31, 2020, we were in compliance with all financial and non-financial covenants listed under the Credit Agreement.
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
Convertible Senior Notes
On October 1, 2018, we entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150.0 million in an aggregate principal amount of 3.50% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The Notes were issued on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per one thousand dollar principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require us to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. We may redeem the principal amount of the Notes, at its option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding our exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption).We may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. We presently intend and have the ability to settle the principal amount of the Notes in cash. In 2018, we used the proceeds from the issuance of the Notes to repay $150.0 million of our outstanding borrowings under the Credit Facility.
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

During the year ended December 31, 2020 and 2019, we recognized interest expense and amortization of debt discount, on the Notes as below:

	Year ended December 31,
	2020	2019
Interest expense on the Notes	$5.3	$5.2
Amortization of debt discount on the Notes	$2.6	$2.5
Under the terms of the Notes, we are not prohibited from paying cash dividends unless payment would trigger an event of default or if one currently exists. We do not anticipate paying any cash dividends in the foreseeable future.
Off-Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of December 31, 2020 and 2019, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are not reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2020:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.3	$0.3	$—	$—	$0.6
Operating leases (a)	25.8	46.4	26.8	34.4	133.4
Purchase obligations	6.1	—	—	—	6.1
Other obligations (b)	2.8	5.0	3.9	7.0	18.7
Borrowings
Principal payments (c)	25.0	64.0	150.0	—	239.0
Interest payments (d)	6.0	11.1	5.3	—	22.4
Total contractual cash obligations (e)	$66.0	$126.8	$186.0	$41.4	$420.2

(a) Represents undiscounted operating lease liabilities payable over the lease term.
(b) Represents estimated employee benefit payments under the Gratuity Plan.
(c) Represents our intent and ability to settle the principal amount of our Notes of $150 million in cash and does not reflect any assumptions about our ability or intent to settle the Notes before their maturity.
(d) Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of December 31, 2020.
(e) Excludes $0.9 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our consolidated financial statements contained herein.

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
Components of Market Risk
Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Our revenues are primarily denominated in the U.S. dollar representing 88.1% of our total revenues and the U.K. pound sterling representing 8.3% of our total revenues in the year ended December 31, 2020. However, a significant portion of our total expenses are incurred and paid in Indian rupee and the Philippine peso representing 27.2% and 11.5% respectively, of our total expenses in the year ended December 31, 2020. We also incur expenses in the U.S. dollar and currencies of other countries in which we have operations. The exchange rates among the Indian rupee, the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. The average exchange rate of the Indian rupee against the U.S. dollar increased from 70.36 during the year ended December 31, 2019 to 74.07 during the year ended December 31, 2020, representing a depreciation of 5.3%. The average exchange rate of the Philippine peso against the U.S. dollar decreased from 51.57 during the year ended December 31, 2019 to 49.49 during the year ended December 31, 2020, representing an appreciation of 4.0%. Based upon our level of operations during the year ended December 31, 2020 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our revenues by approximately $6.2 million and increased/decreased our expenses incurred and paid in Indian rupees by approximately $23.0 million in the year ended December 31, 2020. Similarly, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased/decreased our revenues by approximately $0.2 million and increased/decreased our expenses incurred and paid in Philippine peso by approximately $9.7 million in the year ended December 31, 2020.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, we enter into foreign currency forward contracts that are designated as cash flow hedges. These contracts must be settled on the day of maturity or may be canceled subject to the receipts or payments of any gains or losses respectively, equal to the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We do not enter into foreign currency forward contracts for speculative or trading purposes. As such, we may not purchase adequate contracts to insulate ourselves from Indian rupee and the Philippine peso foreign exchange currency risks. In addition, any such contracts may not perform adequately as a hedging mechanism. We may, in the future, adopt more active hedging policies, and have done so in the past.
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
Cash flow hedges with notional amounts of $451.9 million and $410.4 million (including $4.3 million of range forward contracts) were outstanding as at December 31, 2020 and 2019, respectively, with maturity periods of one to forty five-months. The mark-to-market gain, net upon fair valuation of these cash flow hedges as of December 31, 2020 and 2019 was $16.5 million and $4.6 million, respectively, and is included in “Accumulated other comprehensive loss” on our consolidated balance sheets. During the year ended December 31, 2020, we recognized $2.3 million as a foreign exchange gain from the maturing cash flow hedges, which was largely offset by the foreign exchange loss on the related expenses of $2.5 million. The net impact on earnings for the year ended December 31, 2020 from the maturing cash flow hedges was insignificant, offset by an insignificant foreign currency impact on the related expenses.

We also enter into foreign currency forward contracts to economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these derivatives are recognized in our consolidated statements of income and are included in “Foreign exchange gain, net”. These derivative instruments mitigate balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the foreign currency denominated monetary assets and monetary liabilities being hedged. Forward exchange contracts with notional amounts of USD 143.4 million, GBP 6.8 million, EUR 2.4 million and COP 8,288.0 million were outstanding as of December 31, 2020 compared to USD 124.0 million, GBP 10.8 million and EUR 1.3 million outstanding at December 31, 2019. The fair values of these derivative instruments as of December 31, 2020 and 2019 were insignificant in both year and are included in the “Foreign exchange gain, net” in our consolidated statements of income. As of December 31, 2020, the outstanding derivative instruments had maturities of 31 days or less except for the COP contract which has a remaining maturity of 62 days.
Interest Rate Risk. As described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on November 21, 2017 we entered into the Credit Agreement that provides for a $200.0 million revolving credit facility and a letter of credit sub-facility. We have an option to increase the commitments under the Credit Facility by up to an additional $100.0 million. On July 2, 2018, we exercised our option under the Credit Agreement to increase the commitments to $300.0 million. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty.
Depending on the type of borrowing, loans under the Credit Facility bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0.00% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. A 50 basis point increase or decrease in interest rates may impact our interest expense for the year ended December 31, 2020 by approximately $0.5 million. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Indebtedness-We may be required to transition from the use of the LIBOR interest rate index in the future. We could be unable to refinance our outstanding indebtedness on reasonable terms or at all.”
In October 2018, we issued the Notes with an aggregate principal amount of $150.0 million (see Note 18 - Borrowings to our consolidated financial statements). The Notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the Notes along with other variables such as our credit spreads and the market price and volatility of our common stock.
We had cash, cash equivalents and short-term investments totaling $402.8 million and $321.4 million at December 31, 2020 and 2019, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated debt mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, capital expenditures, working capital requirements and general corporate purposes. We do not enter into these investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce our future investment income. A 50 basis point increase or decrease in short term rates would have impacted our interest and dividend income for the year ended December 31, 2020 by approximately $0.9 million.
Credit Risk. As of December 31, 2020 and 2019, we have accounts receivable of $147.6 million and $171.9 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances historically have not been material. No single client owed more than 10% of accounts receivable balance as on December 31, 2020 and 2019.

ITEM 8.    Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of December 31, 2020, were effective.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S.;
•provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and our board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2020. See Deloitte & Touche LLP’s accompanying report on their audit of our internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our Board of Directors”, “Our Executive Officers” and “Corporate Governance — Committees — Audit Committee”, “— Committees — Nominating and Governance Committee” and, to the extent included, “— Delinquent Section 16(a) Reports,” and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year end of December 31, 2020.

ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis”, “— Compensation Committee Report”, “— Summary Compensation Table for Fiscal Year 2020”, “— Grants of Plan-Based Awards Table for Fiscal Year 2020”, “Outstanding Equity Awards at Fiscal 2020 Year-End”, “Option Exercises and Stock Vested During Fiscal Year 2020”, “— Pension Benefits for Fiscal Year 2020”, “— Potential Payments upon Termination or Change in Control at Fiscal 2020 Year-End”, “— Director Compensation for Fiscal Year 2020”, “— Risk and Compensation Policies” and “Corporate Governance —Compensation Committee Interlocks and Insider Participation”.

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

PART IV.

ITEM 15.    Exhibits and Financial Statement Schedules
(a)1.    Consolidated Financial Statements.
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-5 through F-63 hereof.
2.Financial Statement Schedules.
Financial statement schedules have been omitted since they are either not required, not material or the information is otherwise included in our consolidated financial statements or the notes to our consolidated financial statements.
3.Exhibits.
The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated in this Annual Report on Form 10-K by reference.
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.

ITEM 16.    Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 25, 2021	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	February 25, 2021
Rohit Kapoor

/S/ MAURIZIO NICOLELLI	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
Maurizio Nicolelli

/S/ GAREN K. STAGLIN	Chairman of the Board	February 25, 2021
Garen K. Staglin

/S/ DAVID B. KELSO	Director	February 25, 2021
David B. Kelso

/S/ DEBORAH KERR	Director	February 25, 2021
Deborah Kerr

/S/ ANNE E. MINTO	Director	February 25, 2021
Anne E. Minto

/S/ SOM MITTAL	Director	February 25, 2021
Som Mittal

/S/ CLYDE W. OSTLER	Director	February 25, 2021
Clyde W. Ostler

/S/ VIKRAM S. PANDIT	Director	February 25, 2021
Vikram S. Pandit

/S/ KRISTY PIPES	Director	February 25, 2021
Kristy Pipes

/S/ NITIN SAHNEY	Director	February 25, 2021
Nitin Sahney

/S/ JAYNIE M. STUDENMUND	Director	February 25, 2021
Jaynie M. Studenmund

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

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 27, 2020).

10.1+
Amended and Restated Employment and Non-Competition Agreement, dated as of September 19, 2017 between ExlService Holdings, Inc. and Rohit Kapoor, dated as of September 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 26, 2017).

10.2+
Second Amended and Restated Employment and Non-Competition Agreement, dated August 3, 2020, between the Company and Rohit Kapoor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 29, 2020)

10.3+
Employment Agreement, dated July 31, 2002, between ExlService Holdings, Inc. and Pavan Bagai (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed on December 6, 2004).

10.4+	Employment Agreement, effective as of February 3, 2020, between ExlService Holdings, Inc. and Maurizio Nicolelli.

10.5+
Employment Agreement, dated as of September 15, 2014, between ExlService Holdings, Inc. and Nalin Kumar Miglani (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 29, 2016).

10.6+	Employment Agreement, dated April 28, 2001, between ExlService Holdings, Inc. and Vikas Bhalla.

10.7+	Employment Agreement, effective November 5, 2018, between ExlService Holdings, Inc. and Samuel Meckey.

10.8+
ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed July 28, 2006).

10.9+
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

10.14+
Amendment No. 3 to ExlService Holdings, Inc. 2006 Omnibus Award Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-157076) filed February 2, 2009).

10.15+
Form of Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on May 1, 2014).

10.16+
ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 25, 2015).

10.17+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 27, 2016).

10.18+
Form of Restricted Stock Unit Agreement (U.S.) under the ExlService Holdings, Inc. 2015 Amendment and Restatement of the 2006 Omnibus Award Plan “(incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on March 15, 2017).

10.19+	ExlService Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.20+
Form of Restricted Stock Unit Agreement (U.S. Executive Officers Combined) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.21+
Form of Restricted Stock Unit Agreement (International Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

10.22+
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

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Based on the results of the Company’s 2019 annual goodwill impairment quantitative test, the fair value of the SCIOinspire Holdings, Inc. (SCIO) reporting unit was not substantially in excess of its carrying value. Effective January 1, 2020, the SCIO reporting unit has been integrated within the Healthcare Analytics reporting unit. The Company performed interim and annual goodwill impairment quantitative tests of its reporting units during the first and fourth quarters of 2020, respectively, and did not identify an impairment. As of December 31, 2020, the total goodwill balance was approximately $349 million, of which approximately $181 million has been allocated to the Healthcare Analytics reporting unit.
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
______________________________________________________________________________________________________
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions for long-term future growth rates and estimated future cash flows, and the selection of discount rates for the Healthcare Analytics reporting unit, used in both the Company’s interim and annual goodwill impairment tests performed during the first and fourth quarters of 2020, respectively, included the following, among others:
•We tested the effectiveness of controls over the Company’s goodwill impairment evaluation, including those over the determination of fair value of the Healthcare Analytics reporting unit, such as controls related to management’s forecasts and selection of discount rates.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts, reviewing internal communications between management and the Board of Directors, and reviewing forecasted information included in Company press releases, and analyst and industry reports of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the growth rates and discount rates, including testing the underlying source information and the mathematical accuracy of the calculations.
•With the assistance of our fair value specialists, we evaluated revenue and earnings multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.
•We also evaluated all of the significant assumptions in the aggregate to determine if there is any indication of management bias.

/s/ Deloitte & Touche LLP

New York, New York
February 25, 2021

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ExlService Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ExlService Holdings, Inc. (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report February 25, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

New York, New York
February 25, 2021

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$218,530	$119,165
Short-term investments	184,286	202,238
Restricted cash	4,690	5,453
Accounts receivable, net	147,635	171,864
Prepaid expenses	11,344	13,246
Advance income tax, net	5,684	4,698
Other current assets	37,109	24,594
Total current assets	609,278	541,258
Property and equipment, net	92,875	79,142
Operating lease right-of-use assets	91,918	86,396
Restricted cash	2,299	2,426
Deferred tax assets, net	7,749	11,855
Intangible assets, net	59,594	73,982
Goodwill	349,088	349,529
Other assets	32,099	36,016
Investment in equity affiliate	2,957	2,484
Total assets	$1,247,857	$1,183,088
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,992	$6,564
Current portion of long-term borrowings	25,000	40,867
Deferred revenue	32,649	13,436
Accrued employee costs	67,645	68,885
Accrued expenses and other current liabilities	66,410	74,017
Current portion of operating lease liabilities	18,894	24,148
Income taxes payable, net	3,488	1,432
Total current liabilities	221,078	229,349
Long-term borrowings, less current portion	201,961	194,131
Operating lease liabilities, less current portion	84,874	74,709
Income taxes payable	1,790	1,790
Deferred tax liabilities, net	847	966
Other non-current liabilities	18,135	12,142
Total liabilities	528,685	513,087
Commitments and contingencies (Refer Note 26)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,968,053 shares issued and 33,559,435 shares outstanding as of December 31, 2020 and 38,480,654 shares issued and 34,185,241 shares outstanding as of December 31, 2019	39	39
Additional paid-in capital	420,976	391,240
Retained earnings	641,379	551,903
Accumulated other comprehensive loss	(74,984)	(84,892)

Total including shares held in treasury	987,410	858,290
Less: 5,408,618 shares as of December 31, 2020 and 4,295,413 shares as of December 31, 2019, held in treasury, at cost	(268,238)	(188,289)
Stockholders' equity	719,172	670,001
Total equity	719,172	670,001
Total liabilities and stockholders’ equity	$1,247,857	$1,183,088

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenues, net	$958,434	$991,346	$883,112
Cost of revenues (1)	623,936	655,490	584,855
Gross profit (1)	334,498	335,856	298,257
Operating expenses:
General and administrative expenses	113,891	126,909	116,202
Selling and marketing expenses	60,123	71,842	63,612
Depreciation and amortization expense	50,462	51,981	48,566
Impairment and restructuring charges	—	8,671	20,056
Total operating expenses	224,476	259,403	248,436
Income from operations	110,022	76,453	49,821
Foreign exchange gain, net	4,432	3,752	4,787
Interest expense	(11,190)	(13,612)	(7,227)
Other income, net	12,065	16,507	12,989
Income before income tax expense and earnings from equity affiliates	115,329	83,100	60,370
Income tax expense	25,626	15,172	3,397
Income before earnings from equity affiliates	89,703	67,928	56,973
Loss from equity-method investment	227	269	247
Net income attributable to ExlService Holdings, Inc. stockholders	$89,476	$67,659	$56,726
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$2.61	$1.97	$1.65
Diluted	$2.59	$1.95	$1.62
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	34,273,388	34,350,150	34,451,008
Diluted	34,555,164	34,732,683	35,030,984

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2020	2019	2018
Net income	$89,476	$67,659	$56,726
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	12,665	8,773	(13,724)
Foreign currency translation loss	(547)	(2,857)	(31,798)
Retirement benefits	(2,401)	(2,539)	382
Reclassification adjustments
Gain on cash flow hedges(1)	(801)	(3,951)	(3,149)
Retirement benefits(2)	394	(159)	(153)
Income tax benefit/(expense) relating to above(3)	598	(692)	10,685
Total other comprehensive income/(loss)	$9,908	$(1,425)	$(37,757)
Total comprehensive income	$99,384	$66,234	$18,969

(1)These are reclassified to net income and are included either in cost of revenues or operating expenses, as applicable in the consolidated statements of income. Refer to Note 17 - Derivatives and Hedge Accounting to the consolidated financial statements.
(2)These are reclassified to net income and are included in other income, net in the consolidated statements of income. Refer to Note 20 - Employee Benefit Plans to the consolidated financial statements.
(3)These are income tax (expense)/benefit recognized on cash flow hedges, retirement benefits and foreign currency translation gains/(losses). Refer to Note 22 - Income Taxes to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of December 31, 2017	36,790,751	$37	$322,246	$427,064	$(45,710)	(2,902,018)	$(103,816)	$224	$600,045
Impact of adoption of Topic 606	—	—		454	—	—	—	—	454
Balance as of January 1, 2018	36,790,751	$37	$322,246	$427,518	$(45,710)	(2,902,018)	$(103,816)	$224	$600,499
Stock issued against stock-based compensation plans	990,334	1	1,397	—	—	—	—	—	1,398
Stock issued, business acquisition	69,459	—	4,080	—	—	—	—	—	4,080
Stock-based compensation	—	—	23,901	—	—	—	—	—	23,901
Acquisition of treasury stock	—	—	—	—	—	(726,050)	(43,109)	—	(43,109)
Allocation of equity component related to issuance costs on convertible notes	—	—	12,555	—	—	—	—	—	12,555
Non-controlling interest	—	—	—	—	—	—	—	26	26
Other comprehensive loss	—	—	—	—	(37,757)	—	—	—	(37,757)
Net income	—	—	—	56,726	—	—	—	—	56,726
Balance as of December 31, 2018	37,850,544	$38	$364,179	$484,244	$(83,467)	(3,628,068)	$(146,925)	$250	$618,319
Stock issued against stock-based compensation plans	630,110	1	986	—	—	—	—	—	987
Stock-based compensation	—	—	26,070	—	—	—	—	—	26,070
Acquisition of treasury stock	—	—	—	—	—	(667,345)	(41,364)	—	(41,364)
Allocation of equity component related to issuance costs on convertible notes	—	—	(13)	—	—	—	—	—	(13)
Purchase of non-controlling interest	—	—	18	—	—	—	—	(250)	(232)
Other comprehensive loss	—	—	—	—	(1,425)	—	—	—	(1,425)
Net income	—	—	—	67,659	—	—	—	—	67,659
Balance as of December 31, 2019	38,480,654	$39	$391,240	$551,903	$(84,892)	(4,295,413)	$(188,289)	$—	$670,001
Stock issued against stock-based compensation plans	487,399	—	1,501	—	—	—	—	—	1,501
Stock-based compensation	—	—	28,235	—	—	—	—	—	28,235
Acquisition of treasury stock	—	—	—	—	—	(1,113,205)	(79,949)	—	(79,949)
Other comprehensive income	—	—	—	—	9,908	—	—	—	9,908
Net income	—	—	—	89,476	—	—	—	—	89,476
Balance as of December 31, 2020	38,968,053	$39	$420,976	$641,379	$(74,984)	(5,408,618)	$(268,238)	$—	$719,172

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$89,476	$67,659	$56,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,513	52,193	48,719
Stock-based compensation expense	28,235	26,070	23,901
Amortization of operating lease right-of-use assets	27,146	27,335	—
Unrealized gain on short term investments	(7,174)	(10,116)	(7,696)
Unrealized foreign exchange (gain)/loss, net	402	(321)	(8,620)
Deferred income tax (benefit)/expense	2,697	(12,345)	(625)
Allowance for expected credit losses	297	614	(573)
Loss from equity-method investment	227	269	247
Amortization of non-cash interest expense related to convertible senior notes	2,616	2,472	600
Impairment charges	—	3,627	20,056
Others, net	(542)	(1,204)	303
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	24,696	(7,093)	(10,046)
Prepaid expenses and other current assets	(5,133)	1,215	(4,509)
Advance income tax, net	696	7,194	(14,147)
Other assets	6,505	(2,204)	(6,800)
Accounts payable	243	134	(360)
Deferred revenue	18,222	6,679	(4,929)
Accrued employee costs	335	16,915	1,272
Accrued expenses and other liabilities	(9,895)	14,141	(1,084)
Operating lease liabilities	(26,589)	(24,813)	—
Net cash provided by operating activities	202,973	168,421	92,435

Cash flows from investing activities:
Purchases of property and equipment	(42,224)	(40,545)	(40,789)
Proceeds from sale of property and equipment	916	407	352
Investment in equity affiliate	(700)	—	—
Purchase of non-controlling interest	—	(241)	—
Business acquisition (net of cash acquired)	—	—	(231,829)
Purchase of investments	(102,462)	(187,974)	(133,434)
Proceeds from redemption of investments	126,154	176,968	128,208
Net cash used for investing activities	(18,316)	(51,385)	(277,492)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(249)	(336)	(152)
Proceeds from borrowings	110,000	46,000	246,614
Repayments of borrowings	(120,867)	(98,247)	(155,209)
Proceeds from convertible notes	—	—	149,000
Payment of debt issuance costs	—	(117)	(762)
Acquisition of treasury stock	(79,949)	(41,364)	(43,109)
Proceeds from exercise of stock options	1,501	986	1,397
Net cash (used for)/provided by financing activities	(89,564)	(93,078)	197,779
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,382	(1,045)	(2,868)
Net increase/(decrease) in cash, cash equivalents and restricted cash	98,475	22,913	9,854
Cash, cash equivalents and restricted cash at the beginning of the period	127,044	104,131	94,277
Cash, cash equivalents and restricted cash at the end of the period	$225,519	$127,044	$104,131

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,626	$10,649	$4,725
Income taxes, net of refunds	$20,571	$19,087	$18,508
Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock issued for business acquisition	$—	$—	$4,080
Assets acquired under finance lease	$45	$506	$277
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
2. Summary of Significant Accounting Policies
(a)Basis of Preparation and Principles of Consolidation
The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of ExlService Holdings Inc. and all of its subsidiaries and includes the Company's share in the results of its associates.
The standalone financial statements of subsidiaries are fully consolidated on a line-by-line basis. Intra-group balances and transactions, and gains and losses arising from intra-group transactions, are eliminated while preparing consolidated financial statements.
Accounting policies of the respective individual subsidiary and associate are aligned wherever necessary, so as to ensure consistency with the accounting policies that are adopted by the Company under U.S. GAAP.
The Company’s investments in equity affiliates are initially recorded at cost and any excess purchase consideration paid over proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill. The proportionate share of net income or loss of the investee after its acquisition is recognized in the consolidated statements of income.
Effective January 1, 2020, the Company made certain operational and structural changes to more closely integrate the Company’s businesses and to simplify its organizational structure. Under the new structure, the Company reports its financial performance based on new segments described in Note 3 - Segment and Geographical Information to the consolidated financial statements. In conjunction with the new reporting structure, the Company has recast certain prior period amounts, wherever applicable, to conform to the way the Company internally manages and monitors segment performance. This change primarily impacted Note 3 - Segment and Geographical Information and Note 10 - Goodwill and Intangible Assets to the consolidated financial statements, with no impact on the consolidated balance sheets, statements of income, comprehensive income, equity and cash flows.
(b)Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the consolidated financial statements include, but are not limited to, allowance for expected credit losses, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
contracts, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, assumptions used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate amortization of ROU, depreciation and amortization periods, purchase price allocation and recoverability of long-lived assets, goodwill and intangibles.
As of December 31, 2020, the extent to which the global Coronavirus Disease 2019 pandemic (“COVID-19”) will ultimately impact the Company's business depends on numerous dynamic factors, which the Company still cannot reliably predict. As a result, many of the Company's estimates and assumptions herein required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to COVID-19, the Company’s estimates may materially change in future periods. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.
(c)Foreign Currency Translation
The functional currency of each entity in the Company is its respective local country currency which is also the currency of the primary economic environment in which it operates except for the entities in Mauritius which use the U.S. dollar as its functional currency. Transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into functional currency at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are remeasured to the functional currency at exchange rates that prevailed on the date of inception of the transaction. All foreign exchange gains and losses arising on re-measurement are recorded in the Company's consolidated statements of income.
The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Share capital and other equity items are translated at exchange rates that prevailed on the date of inception of the transaction. Resulting translation adjustments are included in “Accumulated other comprehensive loss” in the consolidated balance sheets.
(d)Revenue Recognition
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
Type of Contracts
i.a) Revenues under time-and-material, transaction and outcome-based contracts are recognized as the services are performed. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), the Company monitors such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any penalties or service credits that are due to a client.
b) Revenues from arrangements involving subcontracting, either in part or whole of the assigned work, are recognized after the Company’s assessment of “Principal versus agent considerations”. The Company evaluates

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
whether it is in control of the services before the same are transferred to the customer to assess whether it is principal or agent in the arrangement. Revenues are recognized on a gross basis if the Company is in the capacity of principal and on a net basis if it falls in the capacity of an agent.
ii.Revenues for the Company’s fixed-price contracts are recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the client. The use of this method requires significant judgment to estimate the cost required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed and resources engaged. The Company regularly monitors these estimates throughout the execution of the project and records changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.
iii.Revenue from the Company’s software and related services contracts, which are not significant, are primarily related to annual maintenance renewals or incremental license fees for additional users. Maintenance revenues are generally recognized on a straight-line basis over the annual contract term. Fees for incremental license without any associated services are recognized upon delivery of the related incremental license.
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
iv.Revenues from reimbursement optimization services having contingent fee arrangements are recognized by the Company at the point in time when a performance obligation is satisfied, which is when it identifies an overpayment claim. In such contracts, the Company’s consideration is contingent upon the actual collections made by its customers and net of any subsequent retraction claims. Based on guidance on “variable consideration” in Topic 606, the Company uses its historical experience and projections to determine the expected recoveries from its customers and recognizes revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such change is identified.
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
Variable Consideration
Variability in the transaction price arises primarily due to service level agreements and volume discounts.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
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
Unbilled Receivables
Unbilled receivables represents revenues recognized for services rendered between the last billing date and the balance sheet date. Unbilled receivables also include revenues recognized from reimbursement optimization services where the Company identifies an overpayment claim. In such contracts, Company’s consideration is contingent upon and collectable only when the actual collections are made by its customers. Based on guidance on “variable consideration” in Topic 606, Company use its historical experience and projections to determine the expected recoveries from its customers and recognize revenue and receivables based upon such expected recoveries. Accordingly, the amounts for which services have been performed and for which invoices have not been issued to customers on the balance sheet date, (i.e. unbilled receivables) are presented under accounts receivable.
Deferred Revenue and Contract Fulfillment Costs
The Company has contract liabilities (deferred revenue) consisting of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example where the Company does not have an enforceable contract.
Further, the Company also defers revenues attributable to certain process transition activities, with respect to its customers where such activities do not represent separate performance obligations. Revenues related to such transition activities are classified under “Deferred revenue” and “Other non-current liabilities” in the Company’s consolidated balance sheets and are recognized ratably over the period during which the related services are performed.
Costs related to such transition activities are contract fulfillment costs, and thereby classified under “Other current assets” and “Other assets” in the consolidated balance sheets, and are recognized over the expected duration of the relationship with customers, under “Cost of revenues” in the consolidated statements of income.
Contract Acquisition Costs
Direct and incremental costs incurred for acquiring contracts, such as sales commissions are contract acquisition costs and thereby classified under “Other current assets” and “Other assets” in the consolidated balance sheets. Such costs are amortized over the expected duration of the relationship with customers and recorded under Selling and marketing expenses in the consolidated statements of income.
Upfront Payments Made to Customers
Upfront payments, in nature of deal signing discount or deal signing bonuses made to customers are contract assets and classified under “Other current assets and Other assets” in the consolidated balance sheets. Such costs are amortized over the expected period of benefit and are recorded as an adjustment to transaction price and reduced from revenues.
Out-of-Pocket Expenses
Reimbursements of out-of-pocket expenses received from clients are included as part of revenues.
Payment terms
All contracts entered into by the Company specify the payment terms and are defined for each contract separately. Usual payment terms range between 30-60 days. The Company does not have any extended payment terms clauses in existing contracts.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
Remaining Performance Obligations
The Company does not disclose the value of remaining performance obligations as a result of applying the practical expedient provided in Topic 606, for contracts that meet any of the following criteria:
i.Contracts with an original expected length of one year or less as determined under ASC 606,
ii.Contracts for which Company recognize revenue based on the right to invoice for service performed.
(e)Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Pursuant to the Company’s investment policy, surplus funds are invested in highly-rated debt mutual funds, money market accounts and time deposits to reduce its exposure to market risk with regard to these funds.
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments (refer to Note 8 - Cash, Cash Equivalents and Restricted Cash to the consolidated financial statements for details). These deposits with banks have maturity dates after December 31, 2020. Restricted cash presented under current assets represents funds held on behalf of clients in dedicated bank accounts. The corresponding liability against the same is included under “Accrued Expenses and other current liabilities”.
For purposes of the statements of cash flows, the Company includes in its cash and cash-equivalent balances those amounts that have been classified as restricted cash and restricted cash equivalents.
(f)Investments
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
The Company's mutual fund investments are in debt and money market funds which invest in instruments of various maturities in India. These investments are accounted for in accordance with the fair value option under Financial Accounting Standard Board Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, (“Topic 825”). The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period and any changes in fair value are included in other income, net. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold or disposed and is included in other income.
(g)Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are recorded net of allowances for expected credit losses. The Company evaluates the credit risk of its customers based on a combination of various financial and qualitative factors that may affect the ability of each customer to pay. The Company considered current and anticipated future economic conditions relating to the industries of the Company’s customers and the countries where it operates. In calculating expected credit loss, the Company also considered past payment trends, credit rating and other related credit information for its significant customers to estimate the probability of default in the future and estimates relating to the possible effects resulting from COVID-19. As of December 31, 2020 and 2019, the Company had $1,189 and $1,163, respectively, of allowances for expected credit losses.
Accounts receivable include unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts. As of December 31, 2020 and 2019, the Company had $63,995 and $73,920, respectively, of unbilled accounts receivable.
(h)Property and equipment
Property and equipment are stated at cost less accumulated depreciation and impairment. Equipment held under finance leases are capitalized at the commencement of the lease at the lower of present value of minimum lease payments at the inception of the leases or its fair value. Expenditures for replacements and improvements are capitalized, if they enhance the production capacity and future benefits whereas the costs of maintenance and repairs are charged to earnings as incurred.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
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
The property and equipment which are abandoned and disposed other than by sale, are assessed for revision of their useful life, thereby revising the future depreciation to reflect the use of property and equipment over the remaining shortened life.
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Useful Lives (in years)
Assets:
Network equipment and computers	3-5
Software	3-5
Leasehold improvements	3-8
Office furniture and equipment	3-8
Motor vehicles	2-5
Buildings	30
(i)Software Development Costs
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
(j)Business Combinations, Goodwill and Other Intangible Assets
ASC Topic 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is re-measured to fair value as of each reporting date until the contingency is resolved, whereby such changes in fair value are recognized in earnings. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Under ASC 350, Intangibles - Goodwill and Other, all assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under general and administrative expenses.
Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased in a business combination. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. The Company undertakes studies to determine the fair values of assets and liabilities acquired and

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
allocate purchase consideration to assets and liabilities, including property and equipment, goodwill and other identifiable intangibles. The Company examines the carrying value of the goodwill annually in the fourth quarter, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. The Company tests for goodwill impairment at the reporting unit level, as that term is defined in U.S. GAAP. The Company also assesses any potential goodwill impairment for all its reporting units immediately prior to any segment changes and reallocates goodwill to its new reporting units using a relative fair value approach.
Refer to Note 10 - Goodwill and Intangible Assets to the consolidated financial statements for discussion of the Company's goodwill impairment testing. The Company adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, effective January 1, 2018 in conjunction with our goodwill impairment assessment.
The goodwill quantitative impairment test involves a comparison of the fair value of a reporting unit with its carrying amount. The Company estimates the fair value of reporting unit using a combination of the income approach, using discounted cash flow analysis (“DCF model”), and also the market approach, using market multiples for reporting units whereby the fair value is not substantially in excess of carrying value. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within each reporting unit. The variables within the discount rate, many of which are outside of the Company’s control, provide the Company’s best estimate of all assumptions applied within the DCF model. The Company also uses the “Market approach” to corroborate the results of the income approach for some of the Company’s reporting units. Under the market approach, the Company estimates fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit and comparable market transactions. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
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
The Company’s definite lived intangible assets are amortized over their estimated useful lives as listed below using a straight-line method:

Useful Lives (in years)
Customer relationships	3-15
Developed technology	5-10
Trade names and trademarks	3-10
(k)Investment in Equity Affiliate
Investments in equity affiliate are initially recorded at cost and any excess purchase consideration paid over proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill. The proportionate share

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
of net income or loss of the investee after its acquisition is recognized in the consolidated statements of income. The Company periodically reviews the carrying value of its investment to determine if there has been any other than temporary decline in carrying value. The investment balance for an investee is increased or decreased for cash contribution and distributions to or from, respectively.
(l)Impairment of Long-lived Assets
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
The Company hedges forecasted transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss) ("AOCI"), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded in the consolidated statements of income along with the underlying hedged item in the same line as either part of “Cost of revenues”, “General and administrative expenses”, “Selling and marketing expenses”, or “Depreciation and amortization expense”, as applicable.
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
(n)Borrowings
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
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
(o)Employee Benefits
Contributions to defined contribution plans are charged to the consolidated statements of income in the period in which services are rendered by the covered employees. Current service costs for defined benefit plans are recognized in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method.
The Company records annual amounts relating to its defined benefit plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return on plan assets, future compensation increases and attrition rates. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in other comprehensive income (loss) and amortized to net periodic benefit cost over the expected remaining period of service of the covered employees using the corridor method. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions. These assumptions may not be within the control of the Company and accordingly it is reasonably possible that these assumptions could change in future periods.
The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in - “Other income, net”. Refer to Note 20 - Employee Benefit Plans to the consolidated financial statements for details.
The Company recognizes its liabilities for compensated absences depending on whether the obligation is attributable to employee services already rendered, rights to compensated absences vest or accumulate and payment is probable and estimable.
(p)Stock-Based Compensation
The Company recognizes stock-based compensation expense in the consolidated statements of income for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. The Company recognizes these compensation costs over the requisite service period of the award. Forfeitures are accounted when the actual forfeitures occur.
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), which was adopted by the Company's stockholders on June 15, 2018, which replaces and supersedes the 2015 Amendment and Restatement of the Company’s 2006 Omnibus Award Plan (the “Prior Plan”) and is effective upon the date approved by the Company’s stockholders, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. Generally the grants provide that 50% of the PRSUs cliff vest based on an aggregated revenue target (“PU”) for a three-year period. The remaining 50% vest based on a market condition (“MUs”) that is contingent on meeting or exceeding the Company's total shareholder return relative to a group of peer companies specified under the program, measured over a three-year performance period. The award recipient may earn up to 200% of the PRSUs granted based on the actual achievement of both targets. However, the features of the equity incentive compensation program are subject to change by the Compensation Committee of our Board of Directors.
The fair value of each PU is determined based on the market price of one common share of the Company on the day prior to the date of grant, and the associated compensation expense is calculated on the basis that performance targets at 100% are probable of being achieved. The compensation expense for the PUs is recognized on a straight-line basis over the service

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
period, which is through the end of the third year. Over this period, the number of shares that will be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The final number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PUs as of December 31, 2020 was based on the Company's assessment of performance criteria for these grants that would most likely be met during the respective years of vesting against the targeted performance level.
The grant date fair value for the MUs is determined using a Monte Carlo simulation model and the related compensation expense is expensed on a straight-line basis over the vesting period. All compensation expense related to the MUs will be recognized if the requisite performance period is fulfilled, regardless of the extent of the market condition achieved.
(q)Income Taxes
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
(r)Financial Instruments and Concentration of Credit Risk
Financial Instruments. For certain financial instruments, including cash and cash equivalents, short-term investments (except investment in mutual funds, as disclosed in Note 16), restricted cash, accounts receivable, accrued interest on term deposits, accrued capital expenditures, accrued expenses and interest payable on borrowings for which fair values approximate their carrying amounts due to their short-term nature. The carrying value of the Company’s outstanding revolving credit facility approximates its fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.
Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, time deposits, mutual fund investments, accounts receivable and derivative financial instruments. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to the Company’s investment policy, surplus funds are maintained as cash equivalents and short- term investments, and are invested in highly-rated mutual funds, money market accounts and time deposits, placed with highly rated financial institutions to reduce its exposure to market risk with regard to these funds. The Company’s exposure to credit risk on account receivable is influenced mainly by the individual characteristic of each customer and the concentration of risk from the top few customers. To mitigate this risk the Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition processes as well as through its ongoing collectability assessment processes for accounts receivable. The Company does not enter into or trade financial instruments, including derivative financial instruments, for speculative purposes.
(s)Leases
The Company determines if an arrangement is a lease at inception of the contract. Operating leases are recorded in “Operating lease right-of-use assets”, “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in the Company's consolidated balance sheets. Long-lived assets underlying finance leases are recorded in “Property and equipment” and the current and non-current portion of finance lease liabilities are presented within “Accrued expenses and other current liabilities” and “other non-current liabilities,” respectively, in the Company's consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangement. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. For leases in

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date for determining the present value of lease payments. Lease terms includes the effects of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately.
The Company accounts for lease-related concessions to mitigate the economic effects of COVID-19 on lessees in accordance with guidance in Topic 842, Leases, to determine, on a lease-by-lease basis, whether the concession provided by lessor should be accounted for as a lease modification.
The Company accounts for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the circumstances of the particular contract. Modifications which are not accounted for as a separate contract are reassessed as of the effective date of the modification based on its modified terms and conditions and the facts and circumstances as of that date. Upon modification, the Company remeasures the lease liability to reflect changes to the remaining lease payments and discount rates and recognizes the amount of the remeasurement of the lease liability as an adjustment to the ROU assets. However, if the carrying amount of the ROU assets is reduced to zero as a result of modification, any remaining amount of the remeasurement is recognized as an expense in consolidated statements of income.
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
The adoption resulted in the recognition of ROU assets of $80,328 (net of deferred rent of $8,626) and lease liabilities of $88,954 for operating leases as of January 1, 2019. The Company's accounting for finance leases remained substantially unchanged. The adoption had no impact on the opening balance of retained earnings. Refer to Note 21 - Leases to the consolidated financial statements for details.
The Company reviews ROU assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.
(t)Government Grants
Government grants related to income are recognized as a reduction of expenses in the consolidated statements of income when there is a reasonable assurance that the entity will comply with the conditions attached to the grant and that the grants will be received.
Certain units of our Indian subsidiaries were established as 100% Export-Oriented units under the Software Technology Parks of India (“STPI”) or Special Economic Zone ("SEZ") scheme promulgated by the Government of India. These units enjoy exemption from payment of customs, central excise duties, and levies on imported and indigenous capital goods, subject to certain performance conditions being fulfilled by these units. Such exemption is considered as a government grant. Grants from the government are recognized when there is reasonable assurance that these units will comply with those conditions. The carrying amount of an item of property and equipment is reduced by government grants received (i.e. the asset is accounted for on the basis of its net acquisition cost). The grant is recognized in the consolidated statements of income over the life of the depreciable asset in the form of reduced depreciation expense.
(u)Earnings per share
Basic earnings per share is computed using the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards and outstanding convertible

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
notes except where the results would be anti-dilutive. The Company includes performance stock unit awards in dilutive potential common shares when they become contingently issuable and have a dilutive impact per authoritative guidance and excludes such awards when they are not contingently issuable.
The Company calculates the dilutive effect of convertible notes using the treasury stock method through the maturity date of the convertible notes, if it has the intent and ability to settle the principal amount of the outstanding convertible notes in cash. Under the treasury stock method, the convertible notes shall have a dilutive impact related to the conversion premium, if any, on diluted earnings per share to the extent the issuance is dilutive based on the average market price of our common stock for a reporting period being greater the conversion price.
(v)Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with such liabilities are expensed as incurred.
(w)Recent Accounting Pronouncements
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. The ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In August 2020, FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU removes separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and hence most of the instruments will be accounted for as a single model (either debt or equity). The ASU also states that entities must apply the if-converted method to all convertible instruments for calculation of diluted EPS and the treasury stock method is no longer available. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. The ASU is effective for fiscal years beginning after December 15, 2021 and may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adoption of this ASU on its consolidated financial statements.
In October 2020, FASB issued ASU No. 2020-10, Codification Improvements. This ASU provides guidance for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. The amendments in this ASU improves the consistency of the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The amendments are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. An entity has to apply the amendments retrospectively. The ASU is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact of adoption of this ASU on its consolidated financial statements.
(x) Recently Adopted Accounting Pronouncements
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new guidance replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. These changes will result in earlier recognition of credit losses. The allowance for credit losses is a valuation account that is to be deducted from the amortized cost of the financial asset(s) so as to present the net carrying value at the amount expected to be collected on the financial asset. The Company adopted Topic 326 as of January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to its retained earnings. The adoption of the ASU had no impact to equity as of January 1, 2020.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
Further, the impact of adoption of this guidance did not have a material effect on the Company's accounting policies, processes, and systems. Refer to Note 5 - Revenues, net to the consolidated financial statements for details.
In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU modify the disclosure requirements on fair value measurements in Topic 820, by prescribing new disclosure requirements, and the elimination and modification of disclosure requirements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity was permitted to early adopt either the entire standard or only the provisions that eliminate or modify requirements. The early adoption of this ASU, effective January 1, 2020, did not have any material effect on the Company’s disclosures in the consolidated financial statements.
In August 2018, FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General ("Subtopic 715-20"): Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. Early adoption was permitted. The early adoption of this ASU, effective January 1, 2020, did not have any material effect on the Company’s disclosures in the consolidated financial statements.
In August 2018, FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software ("Subtopic 350-40"): This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the ASU requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in FASB Accounting Standard Codification Subtopic 350-40 on internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU 2018-15 also provides guidance on amortization and impairment of any costs capitalized, along with new presentation and disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and adoption was allowed prospectively. The adoption of this ASU effective January 1, 2020 did not have any material effect on the Company’s consolidated financial statements.
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
December 31, 2020
(In thousands, except share and per share amounts)
3. Segment and Geographical Information
The Company operates in the BPM industry and is a provider of operations management and analytics services.
Effective January 1, 2020, the Company made certain operational and structural changes to more closely integrate its businesses and to simplify its organizational structure. The Company since then manages and reports financial information through its four strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management reviews financial information and makes operating decisions. These business units will develop client-specific solutions, build capabilities, maintain a unified go-to-market approach and be integrally responsible for service delivery, customer satisfaction, growth and profitability. In line with the Company’s strategy of vertical integration and focus on domain expertise, the Company has integrated its Finance & Accounting and Consulting operating segments within each of the Insurance and Healthcare operating segments based on the corresponding industry-specific clients. Finance & Accounting and Consulting services to clients outside of the Insurance and Healthcare industries are part of the Company’s “Emerging Business” segment. In addition, the Company integrated its former Travel, Transportation and Logistics, Banking and Financial Services, and Utilities operating segments under Emerging Business to further leverage and optimize the operating scale in providing operations management services.
The Company’s reportable segments effective January 1, 2020 are as follows:
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
Revenues and cost of revenues for each of the years ended December 31, 2020, 2019 and 2018, respectively, for each of the reportable segments, are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

	Year ended December 31, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total

Revenues, net	$341,770	$101,315	$152,670	$362,679	$958,434
Cost of revenues (1)	231,884	73,143	89,459	229,450	623,936
Gross profit(1)	$109,886	$28,172	$63,211	$133,229	$334,498
Operating expenses					224,476
Foreign exchange gain, interest expense and other income, net					5,307
Income tax expense					25,626
Loss from equity-method investment					227
Net income					$89,476
(1) Exclusive of depreciation and amortization expense.

	Year ended December 31, 2019
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$346,434	$97,465	$190,118	$357,329	$991,346
Cost of revenues(1)	238,580	77,048	108,617	231,245	655,490
Gross profit(1)	$107,854	$20,417	$81,501	$126,084	$335,856
Operating expenses					259,403
Foreign exchange gain, interest expense and other income, net					6,647
Income tax expense					15,172
Loss from equity-method investment					269
Net income					$67,659
(1) Exclusive of depreciation and amortization expense.

	Year ended December 31, 2018
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$311,152	$89,845	$196,825	$285,290	$883,112
Cost of revenues(1)	211,818	70,446	117,987	184,604	584,855
Gross profit(1)	$99,334	$19,399	$78,838	$100,686	$298,257
Operating expenses					248,436
Foreign exchange gain, interest expense and other income, net					10,549
Income tax expense					3,397
Loss from equity-method investment					247
Net income					$56,726
(1) Exclusive of depreciation and amortization expense.
Revenues, net by service type, were as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
BPM and related services (1)	$595,755	$634,017	$597,822
Analytics services	362,679	357,329	285,290
Revenues, net	$958,434	$991,346	$883,112

(1) BPM and related services include revenues of the Company's Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.
The Company attributes the revenues to regions based upon the location of its customers.

	Year ended December 31,
	2020	2019	2018
Revenues, net
United States	$814,672	$817,878	$732,589
Non-United States
United Kingdom	88,659	113,036	114,515
Rest of World	55,103	60,432	36,008
Total Non-United States	143,762	173,468	150,523
Revenues, net	$958,434	$991,346	$883,112

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, were as follows:

	As of
	December 31, 2020	December 31, 2019
Long-lived assets
India	$97,261	$78,244
United States	46,659	52,375
Philippines	29,434	26,006
Rest of World	11,439	8,913
Long-lived assets	$184,793	$165,538

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
4. Quarterly Financial Data
    Summarized quarterly results for the years ended December 31, 2020 and 2019 are as follows:

	Three months ended 2020 (Unaudited)				Year ended (Audited)
	March 31	June 30	September 30	December 31	December 31, 2020

Revenues, net	$245,990	$222,473	$241,018	$248,953	$958,434
Gross profit(1)	$83,334	$64,072	$88,931	$98,161	$334,498
Income before equity method investment activity, net and income tax expense	$28,321	$12,567	$34,979	$39,462	$115,329
Net income	$22,411	$8,429	$26,418	$32,218	$89,476
Earnings per share:
Basic(2)	$0.65	$0.24	$0.77	$0.95	$2.61
Diluted(2)	$0.65	$0.24	$0.76	$0.94	$2.59
Weighted-average number of shares used in computing earnings per share:
Basic(2)	34,401,565	34,486,202	34,327,477	33,882,013	34,273,388
Diluted(2)	34,720,603	34,597,688	34,536,049	34,370,023	34,555,164

Stock compensation expense	$4,778	$7,726	$8,346	$7,385	$28,235
Amortization of intangibles	$4,154	$3,430	$3,413	$3,415	$14,412

	Three months ended 2019 (Unaudited)				Year ended (Audited)
	March 31	June 30	September 30	December 31	December 31, 2019

Revenues, net	$239,573	$243,509	$251,392	$256,872	$991,346
Gross profit(1)	$82,333	$81,063	$83,850	$88,610	$335,856
Income before equity method investment activity, net and income tax expense	$18,962	$15,296	$24,814	$24,028	$83,100
Net income	$14,695	$12,564	$19,044	$21,356	$67,659
Earnings per share:
Basic(2)	$0.43	$0.36	$0.55	$0.62	$1.97
Diluted(2)	$0.42	$0.36	$0.55	$0.62	$1.95
Weighted-average number of shares used in computing earnings per share:
Basic(2)	34,374,815	34,451,671	34,322,449	34,253,308	34,350,150
Diluted(2)	34,833,435	34,702,547	34,699,497	34,696,896	34,732,683

Stock compensation expense	$6,956	$7,155	$7,427	$4,532	$26,070
Amortization of intangibles	$5,528	$5,554	$5,502	$4,974	$21,558

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

5. Revenues, net
Refer to Note 3 - Segment and Geographical Information to the consolidated financial statements for revenues disaggregated by reportable segments and geography.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	December 31, 2020	December 31, 2019
Accounts receivable, net	$147,635	$171,864
Contract assets	$4,437	$5,391
Contract liabilities:
Deferred revenue (consideration received in advance)	$30,450	$11,259
Consideration received for process transition activities	$2,774	$3,036

Accounts receivable includes $63,995 and $73,920 as of December 31, 2020 and 2019, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
Contract assets represent upfront payments such as deal signing discounts or deal signing bonuses made to customers. These costs are amortized over the expected period of the benefit and are recorded as an adjustment to transaction price and reduced from revenues. The Company’s assessment did not indicate any impairment losses on its contract assets for the periods presented.
Contract liabilities represent that portion of deferred revenue for which payments have been received in advance from customers. The Company also defers revenues attributable to certain process transition activities for which costs have been capitalized by the Company as contract fulfillment costs. Consideration received from customers, if any, relating to such transition activities are classified under contract liabilities and are included within “Deferred revenues” and “Other non-current liabilities” in the consolidated balance sheets. The revenues are recognized as (or when) the performance obligation is fulfilled under the contract with customer.
Revenue recognized during the year ended December 31, 2020 and 2019, which was included in the contract liabilities balance at the beginning of the respective periods:

	Year ended December 31,
	2020	2019
Deferred revenue (consideration received in advance)	$10,949	$6,077
Consideration received for process transition activities	$1,424	$844

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs		Contract Fulfillment Costs
	Year ended December 31,		Year ended December 31,
	2020	2019	2020	2019
Opening Balance	$1,307	$713	$7,255	$4,051
Additions	310	1,222	779	4,652
Amortization	(590)	(628)	(2,403)	(1,448)
Closing Balance	$1,027	$1,307	$5,631	$7,255

There was no impairment for contract acquisition and contract fulfillment costs as of December 31, 2020 and 2019. The capitalized costs are amortized over the expected period of benefit of the contract.
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
As of January 1, 2020 the Company’s provision for credit losses was $1,163. There was no material impact on the provision when calculated by applying the Topic 326 guidance.

	As of
	December 31, 2020	January 1, 2020
Accounts receivable, including unbilled receivables	$148,824	$173,027
Less: Allowance for lifetime expected credit loss	(1,189)	(1,163)
Accounts receivable, net	$147,635	$171,864

The movement in allowance for current expected credit loss on customer balances for the year ended December 31, 2020 and December 31, 2019 was as follows:

	Year ended December 31,
	2020	2019
Balance at the beginning of the year	$1,163	$956
Additions during the period	300	354
Charged against allowance	(269)	(156)
Translation adjustment	(5)	9
Balance at the end of the year	$1,189	$1,163

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
6. Other Income, net

Other income, net consists of the following:

	Year ended December 31,
	2020	2019	2018
Gain on sale and mark-to-market of mutual funds	$9,521	$12,965	$9,970
Interest and dividend income	2,595	2,399	1,873
Others, net	(51)	1,143	1,146
Other income, net	$12,065	$16,507	$12,989

7. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents (outstanding stock options, restricted stock and restricted stock units) issued and outstanding at the reporting date, and assumed conversion premium of outstanding convertible notes, using the treasury stock method. Common stock equivalents and the conversion premium of outstanding convertible notes that are anti-dilutive are excluded from the computation of weighted average shares outstanding. The Company includes performance stock unit awards in dilutive potential common shares when they become contingently issuable and have a dilutive impact per authoritative guidance and excludes such awards when they are not contingently issuable.

The Company has a choice to settle the Notes in cash, shares or any combination of the two. The Company presently intends and has the ability to settle the principal balance of the Notes in cash, and as such, the Company has applied the treasury stock method. The dilution related to the conversion premium, if any, of the Notes is included in the calculation of diluted weighted-average shares outstanding to the extent the issuance is dilutive based on the average stock price during the reporting period being greater than the conversion price of $75. Refer to Note 18 - Borrowings to the consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2020	2019	2018
Numerators:
Net income	$89,476	$67,659	$56,726
Denominators:
Basic weighted average common shares outstanding	34,273,388	34,350,150	34,451,008
Dilutive effect of share based awards	254,717	382,533	579,976
Dilutive effect of conversion premium on convertible notes	27,059	—	—
Diluted weighted average common shares outstanding	34,555,164	34,732,683	35,030,984
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$2.61	$1.97	$1.65
Diluted	$2.59	$1.95	$1.62
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	289,061	106,375	121,344

8. Cash, Cash Equivalents and Restricted Cash

For the purpose of statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$218,530	$119,165	$95,881
Restricted cash (current)	4,690	5,453	5,608
Restricted cash (non-current)	2,299	2,426	2,642
Cash, cash equivalents and restricted cash	$225,519	$127,044	$104,131

Effective January 1, 2018, the Company adopted ASU 2016-18, Statements of Cash Flows (Topic 230), Restricted Cash. Accordingly, restricted cash and restricted cash equivalents is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
9. Property and Equipment, net
Property and equipment, net consists of the following:

		As of
	Estimated useful lives (Years)	December 31, 2020	December 31, 2019
Owned assets:
Network equipment and computers	3-5	$107,109	$98,309
Software	3-5	99,708	79,746
Leasehold improvements	3-8	48,052	44,982
Office furniture and equipment	3-8	22,117	22,046
Motor vehicles	2-5	599	601
Buildings	30	1,089	1,114
Land	—	712	729
Capital work in progress	—	4,647	10,309
		284,033	257,836
Less: Accumulated depreciation and amortization		(191,629)	(179,331)
		$92,404	$78,505
Right-of-use assets under finance leases:
Leasehold improvements		$817	$738
Office furniture and equipment		348	308
Motor vehicles		688	711
		1,853	1,757
Less: Accumulated depreciation and amortization		(1,382)	(1,120)
		$471	$637
Property and equipment, net		$92,875	$79,142
Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software, not yet ready to be placed in service.
During the year ended December 31, 2020, and 2019 there were no changes in estimated useful lives of property and equipment.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2020	2019	2018
Depreciation and amortization expense	$36,050	$30,423	$28,189
The effect of foreign exchange gain / (loss) upon settlement of cash flow hedges recorded under depreciation and amortization, was as follows:

	Year ended December 31,
	2020	2019	2018
Effect of foreign exchange gain/(loss)	$51	$212	$153

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
Internally developed software costs, included under Software, was as follows:

	As of
	December 31, 2020	December 31, 2019
Cost	$18,371	$15,784
Less : Accumulated amortization	(5,998)	(4,989)
Internally developed software, net	$12,373	$10,795
The amortization expense on internally developed software recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2020	2019	2018
Amortization expense	$4,894	$2,745	$1,417

As of December 31, 2020, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on undiscounted cash flows is subject to significant judgment and may cause variability in the Company’s assessment of the existence of any impairment.
During the year ended December 31, 2019, the Company performed an impairment test of its long-lived assets related to its Health Integrated business. Based on the results, the long-lived assets carrying value exceeded its fair value. The primary factor contributing to a reduction in the fair value is the wind down of the Health Integrated business, due to an anticipated reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized impairment charges of $2,178 during the year ended December 31, 2019, to write down the carrying value of property and equipment to its fair value. This impairment charge was recorded in the consolidated statements of income under "Impairment and restructuring charges". Refer to Note 24 - Impairment and Restructuring Charges to the consolidated financial statements for further details.

10. Goodwill and Intangible Assets
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
The following table sets forth details of changes in goodwill by reportable segment of the Company:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

	Insurance	Healthcare	Emerging Business	Analytics	TT&L	F&A	All Other	Total
Balance at January1, 2019	$38,203	$19,276	$—	$227,289	$12,697	$47,193	$5,326	$349,984
Currency translation adjustments	73	—	—	—	(240)	(288)	—	(455)
Balance at December 31, 2019	$38,276	$19,276	$—	$227,289	$12,457	$46,905	$5,326	$349,529
Goodwill reallocation(1)	12,192	2,693	49,803	—	(12,457)	(46,905)	(5,326)	—
Currency translation adjustments	31	(16)	(455)	(1)	—	—	—	(441)
Balance at December 31, 2020	$50,499	$21,953	$49,348	$227,288	$—	$—	$—	$349,088
(1) Represents the reallocation of goodwill because of the Company reorganizing its operating segments as described in Note 3 - Segment and Geographical Information to the consolidated financial statements.
As of March 31, 2020, due to the deteriorating macroeconomic conditions arising from COVID-19, the Company performed an interim goodwill quantitative impairment test for its reporting units. The Company considered the effects of COVID-19 on its significant inputs used in determining the fair value of the Company’s reporting units. Based on the results, the fair value of each of the Company’s reporting units exceeded their carrying value and the Company’s goodwill was not impaired.
During the second and third quarters of 2020, the Company evaluated the continuing effects of COVID-19 and its impact on the global economy on each of the Company’s reporting units to assess whether there was a triggering event during these quarters requiring the Company to perform a goodwill impairment test. The Company considered certain improvements in current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance and business forecasts, stock price movements and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the interim quantitative impairment test performed during the first quarter of 2020. The Company did not identify any triggers or indications of potential impairment for its reporting units as of June 30, 2020 and September 30, 2020.
During the fourth quarter of 2020, the Company performed its annual goodwill quantitative impairment test for those reporting units that had goodwill recorded. Key assumptions used in determining the fair value of the Company’s reporting units were, a long-term revenue growth rate in the terminal year of 3.0%, which was based upon expected long-term inflation rate and real gross domestic product growth over a long-term, and discount rates ranging from 10.4% to 12.0%, which vary based upon the risks and uncertainties inherent in each individual reporting unit. Based on the results, the fair value of each of the Company’s reporting units exceeded their carrying value and the Company’s goodwill was not impaired.
The recoverability of goodwill is dependent upon the continued growth of cash flows from the Company’s business activities. This growth is based on business forecasts and improvement in profitability of the respective reporting units. The Company continues to maintain its focus on cultivating long-term client relationships as well as attracting new clients. The Company believes there are significant opportunities for additional growth within its existing clients, and can expand these relationships by:
•Increasing the depth and breadth of the services the Company provides across its clients’ value chains and geographies;
•Offering the full suite of the Company's services that includes operations management and data and analytics; and
•Supporting the Company's clients’ geographic expansion leveraging its global footprint.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
The Company also considers selective strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of its services and solutions, and complement its business strategy. Through its Connected Intelligence Partnership programs, the Company expands its technology and innovation ecosystem with select partnerships, alliances or investments that the Company expects will enhance go-to-market opportunities and expand the scope and effectiveness of the Company’s services and solutions by adding digital assets and intellectual property, which will help the Company to win new clients or allowing it to enter new industry verticals and geographic markets.
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
During the fourth quarter of 2019, the Company performed its annual goodwill quantitative impairment test for all of its reporting units. These reporting units were based on the segment reporting structure that existed prior to the Company's transition to its new segment reporting structure effective January 1, 2020, which resulted in the former SCIO reporting unit being reflected as an integrated business within the Healthcare Analytics operating segment and reporting unit. Based on the results of the 2019 annual goodwill quantitative impairment test, the fair values of each of the Company’s reporting units exceeded their carrying values and the Company’s goodwill was not impaired. However, for the former SCIO reporting unit within the Analytics reportable segment, the fair value was not substantially in excess of its carrying value. The former SCIO reporting unit was formed as a result of the SCIO acquisition in July 2018 and its fair value was set at the time of acquisition. As of December 31, 2019, the goodwill associated with the former SCIO reporting unit was $163,751, representing approximately 47.0% of the Company’s total goodwill, and the percentage by which the fair value of the former SCIO reporting unit exceeded the carrying value as of the date of the annual impairment test was approximately 10.0%.
Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$73,357	$(27,464)	$45,893
Developed technology	23,510	(11,858)	11,652
Trade names and trademarks	5,100	(3,951)	1,149
	$101,967	$(43,273)	$58,694
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$102,867	$(43,273)	$59,594

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$97,602	$(43,330)	$54,272
Developed technology	26,976	(10,687)	16,289
Trade names and trademarks	5,100	(2,579)	2,521
	$129,678	$(56,596)	$73,082
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$130,578	$(56,596)	$73,982
The amortization expense recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2020	2019	2018
Amortization expense	$14,412	$21,558	$20,377

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	6.89
Developed technology	2.71
Trade names and trademarks (Finite lived)	2.04

Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2020 was as follows:
2021	$12,765
2022	11,341
2023	9,052
2024	6,710
2025	5,958
2026 and thereafter	12,868
Total	$58,694

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
11. Other Current Assets
Other current assets consist of the following:

	As of
	December 31, 2020	December 31, 2019
Derivative instruments	$9,755	$4,076
Advances to suppliers	3,906	1,581
Receivables from statutory authorities	15,658	12,608
Contract assets	1,814	1,414
Deferred contract fulfillment costs	2,888	1,673
Interest accrued on term deposits	169	439
Others	2,919	2,803
Other current assets	$37,109	$24,594

12. Other Assets
Other assets consist of the following:

	As of
	December 31, 2020	December 31, 2019
Lease deposits	$9,788	$9,983
Derivative instruments	6,933	3,433
Deposits with statutory authorities	6,341	6,237
Term deposits	216	1,983
Contract assets	2,623	3,977
Deferred contract fulfillment costs	2,743	5,582
Others	3,455	4,821
Other assets	$32,099	$36,016

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	December 31, 2020	December 31, 2019
Accrued expenses	$39,951	$50,097
Payable to statutory authorities	10,594	9,247
Accrued capital expenditures	7,857	3,035
Derivative instruments	435	1,783
Client liabilities	4,740	6,378
Interest payable	1,399	1,492
Other current liabilities	1,205	1,732
Finance lease liabilities	229	253
Accrued expenses and other current liabilities	$66,410	$74,017

14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	December 31, 2020	December 31, 2019
Derivative instruments	$29	$1,250
Unrecognized tax benefits	907	1,047
Retirement benefits	8,940	6,517
Deferred transition revenue	924	1,911
Accrued capital expenditure	3,486	—
Other liabilities	3,568	987
Finance lease liabilities	281	430
Other non-current liabilities	$18,135	$12,142

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. Cumulative changes in the fair values of these foreign currency exchange contracts are recognized in AOCI on the Company's consolidated balance sheets until the settlement of those contracts. The balances as of December 31, 2020 and 2019 are as follows:

	Accumulated Other Comprehensive Loss
	Foreign currency translation (loss)/ gain	Unrealized (loss)/gain on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2019	$(84,105)	$(333)	$971	$(83,467)
Gains / (losses) recognized during the year	(2,857)	8,773	(2,539)	3,377
Reclassification to net income(1)	—	(3,951)	(159)	(4,110)
Income tax benefit / (expense)(2)	(629)	(391)	328	(692)
Accumulated other comprehensive loss as of December 31, 2019	$(87,591)	$4,098	$(1,399)	$(84,892)
Gains / (losses) recognized during the year	(547)	12,665	(2,401)	9,717
Reclassification to net income(1)	—	(801)	394	(407)
Income tax benefit / (expense)(2)	1,953	(2,163)	808	598
Accumulated other comprehensive loss as of December 31, 2020	$(86,185)	$13,799	$(2,598)	$(74,984)

1.Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the consolidated financial statements for reclassification to net income.

2.These are income tax benefit / (expense) recognized on changes in the fair values of cash flow hedges, actuarial (loss) / gain on retirement benefits and foreign currency translation (loss) / gain, net of reclassifications related to the period activity. Refer to Note 22 - Income Taxes to the consolidated financial statements.

16. Fair Value Measurements
ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820") defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability as against assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2020 and 2019.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Mutual funds*	$160,441	$—	$—	$160,441
Derivative financial instruments	—	16,688	—	16,688
Total	$160,441	$16,688	$—	$177,129
Liabilities
Derivative financial instruments	$—	$464	$—	$464
Total	$—	$464	$—	$464

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Mutual funds*	$166,330	$—	$—	$166,330
Derivative financial instruments	—	7,509	—	7,509
Total	$166,330	$7,509	$—	$173,839
Liabilities
Derivative financial instruments	$—	$3,033	$—	$3,033
Total	$—	$3,033	$—	$3,033
* Represents those short-term investments which are carried at the fair value option under ASC 825 "Financial Instruments".

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer to Note 17 - Derivatives and Hedge Accounting to the consolidated financial statements for further details.
Financial instruments not carried at fair value:

The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents, short-term investments (except investments in mutual funds, as disclosed above), restricted cash, accrued interest on term deposits, accrued capital expenditures, accrued expenses and interest payable on borrowings for which fair values approximate their carrying amounts due to their short-term nature. The carrying value of the Company’s outstanding revolving credit facility approximates its fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.
Convertible Senior Notes:

The total estimated fair value of the convertible senior notes as of December 31, 2020 and 2019 was $152,384 and $149,934, respectively. The fair value was determined based on the market yields for similar convertible notes as of December 31, 2020 and 2019, respectively. The Company considers the fair value of the convertible senior notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
Nonrecurring fair value measurements of assets:

Nonrecurring fair value measurements include impairment tests of goodwill conducted by the Company during the year ended December 31, 2020 and 2019. The fair value determination of the Company's reporting units was based on a combination of the income approach, using DCF model, which are Level 3 inputs, and also the market approach, as applicable, using market multiples for reporting units, which are Level 2 inputs. During the year ended December 31, 2020 and 2019, the Company did not recognize any impairment charges on goodwill as the fair values of the reporting units exceeded their carrying value. Refer to Note 10 - Goodwill and Intangible Assets to the consolidated financial statements for further details.

During the year ended December 31, 2019, the Company conducted impairment tests of its long-lived assets and ROU assets related to its Health Integrated business. The fair value determination for ROU assets was based on third party quotes, which are Level 2 inputs, and for other long-lived assets, it was based on Company’s internal assessment, which are Level 3 inputs. During the year ended December 31, 2019, the Company recognized impairment charges on long-lived assets and ROU assets to write down the carrying value to their fair values. Refer to Note 9 - Property and Equipment, net and Note 21 - Leases to the consolidated financial statements for further details.

17. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $451,935 as of December 31, 2020 and $410,390 (including $4,300 of range forward contracts) as of December 31, 2019.
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
The Company estimates that approximately $9,564 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of December 31, 2020. At December 31, 2020, the maximum outstanding term of the cash flow hedges was 45 months.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in the foreign exchange gain/ (loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the U.K. pound sterling and the Philippine peso. The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro, South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to USD 143,394, GBP 6,753, EUR 2,447 and COP 8,287,950 as of December 31, 2020 and USD 124,045, GBP 10,843 and EUR 1,289 as of December 31, 2019.
All the assets and liabilities related to our foreign exchange forward contracts are subject to master netting arrangements with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
contracts with the counterparty in the case of an event of default or a termination event. We have presented all the assets and liabilities related to our foreign exchange forward contracts on a gross basis, with no offsets, in our consolidated statements of financial position. There is no financial collateral (including cash collateral) provided or received by us related to our foreign exchange forward contracts.
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	December 31, 2020	December 31, 2019
Other current assets	$9,740	$3,945
Other assets	$6,933	$3,433
Accrued expenses and other current liabilities	$176	$1,524
Other non-current liabilities	$29	$1,250

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	December 31, 2020	December 31, 2019
Other current assets	$15	$131
Accrued expenses and other current liabilities	$259	$259
The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income and accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
Forward Exchange Contracts:	2020	2019	2018
Unrealized gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$12,665	$8,773	$(13,724)

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$3,802	$3,306	$(3,224)

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
Location and amount of gain/(loss) recognized in consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments:

	Year ended December 31,
	2020		2019		2018
	As per consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per consolidated statements of income	Gain on foreign currency exchange contracts	As per consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in consolidated statements of income where gain was reclassed from AOCI

Cost of revenues	$623,936	$1,008	$655,490	$3,269	$584,855	$2,481
General and administrative expenses	$113,891	$(161)	$126,909	$424	$116,202	$443
Selling and marketing expenses	$60,123	$(5)	$71,842	$46	$63,612	$44
Depreciation and amortization expense	$50,462	$(41)	$51,981	$212	$48,566	$181
		$801		$3,951		$3,149

Derivatives not designated as hedging instruments
Location in consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$4,432	$3,802	$3,752	$3,306	$4,787	$(3,224)
	$4,432	$3,802	$3,752	$3,306	$4,787	$(3,224)

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
18. Borrowings
The following tables summarizes the Company’s debt position as of December 31, 2020 and 2019.

	As of December 31, 2020
	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$25,000	$—	$25,000

Long-term borrowings	$64,000	$150,000	$214,000
Unamortized debt discount	—	(11,235)	(11,235)
Unamortized debt issuance costs*	—	(804)	(804)
Long-term borrowings	$64,000	$137,961	$201,961
Total borrowings	$89,000	$137,961	$226,961

	As of December 31, 2019
	Revolving Credit Facility	Structured Payables	Notes	Total
Current portion of long-term borrowings	$40,000	$867	$—	$40,867

Long-term borrowings	$59,000	$—	$150,000	$209,000
Unamortized debt discount	—	—	(13,851)	(13,851)
Unamortized debt issuance costs*	—	—	(1,018)	(1,018)
Long-term borrowings	$59,000	$—	$135,131	$194,131
Total borrowings	$99,000	$867	$135,131	$234,998
*Unamortized debt issuance costs for the Company’s revolving Credit Facility of $490 and $748 as of December 31, 2020 and 2019, respectively, is presented under “Other current assets” and “Other assets” in the consolidated balance sheets.
Credit Agreement
On November 21, 2017, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a $200,000 revolving credit facility (the “Credit Facility”) with an option to increase the commitments by up to $100,000, subject to certain approvals and conditions as set forth in the Credit Agreement. The Credit Agreement also includes a letter of credit sub facility. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, the Company exercised its option under the Credit Agreement to increase the commitments by $100,000 thereby utilizing the entire revolver under the Credit Facility of $300,000 to fund our July 2018 acquisition of SCIO.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
The revolving Credit Facility carried an effective interest rate as shown below.

	Year ended December 31,
	2020	2019	2018
Effective interest rate	2.3%	4.0%	3.4%
Obligations under the Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement contains a covenant to not permit the interest coverage ratio (the ratio of EBITDA to cash interest expense) or the total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $50,000 to EBITDA) for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of December 31, 2020, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.
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
Convertible Senior Notes
On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 in an aggregate principal amount of 3.50% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. Until October 4, 2020, under the Investment Agreement, the Purchaser was restricted from transferring the Notes or any shares of common stock issuable upon conversion of the Notes, or entering into any transaction that transfers such interests to a third party. The Notes are convertible at an initial conversion rate of 13.3333 shares of the common stock per one thousand dollar principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). With certain exceptions, upon a fundamental change, as defined in the Indenture, the holders of the Notes may require that the Company to repurchase all or part of the principal amount of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest. The Company may redeem the principal amount of the Notes, at its option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeds 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the Company’s exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption).The Company may elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The Company presently intends and has the ability to settle the principal amount of the Notes in cash. In 2018, the Company used the proceeds from the issuance of the Notes to repay $150,000 of its outstanding borrowings under the Credit Facility.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
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
During the year ended December 31, 2020, 2019 and 2018 the Company recognized interest expense and amortization of debt discount, on the Notes as below:

	Year ended December 31,
	2020	2019	2018
Interest expense on the Notes	$5,250	$5,206	$1,313
Amortization of debt discount on the Notes	$2,616	$2,472	$600

Payments/maturities for all of the Company's borrowings as of December 31, 2020 were as follows:

	Notes	Revolving Credit	Total
2021	$—	$25,000	$25,000
2022	—	64,000	64,000
2023	—	—	—
2024	150,000	—	150,000
Total	$150,000	$89,000	$239,000

Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of December 31, 2020 and 2019, the Company had outstanding letters of credit of $461, each, that were not recognized in the consolidated balance sheets.

19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
The Company purchased shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Year ended December 31, 2020	28,052	$2,131	$75.96
Year ended December 31, 2019	23,859	$1,490	$62.47
Year ended December 31, 2018	51,446	$3,122	$60.68
(1) The weighted average purchase price per share was the closing price of the Company's share of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
On February 28, 2017, the Company’s Board of Directors authorized an additional common stock repurchase program (the “2017 Repurchase Program”), under which shares may be purchased by the Company from time to time from the open market and through private transactions during each of the fiscal years 2017 through 2019 up to an aggregate additional amount of $100,000. The approval authorized stock repurchases of up to $40,000 in each of 2018 and 2019.
On December 16, 2019, the Company’s Board of Directors authorized a $200,000 common stock repurchase program beginning January 1, 2020 through December 31, 2022 (the "2019 Repurchase Program" and together with the 2017 Repurchase Program, the “Repurchase Programs”). Under the Repurchase Programs, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management.

The Company purchased shares of its common stock, including commissions, under the 2019 Repurchase Program and the 2017 Repurchase Program, as applicable, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Year ended December 31, 2020	1,085,153	$77,818	$71.71
Year ended December 31, 2019	643,486	$39,874	$61.96
Year ended December 31, 2018	674,604	$39,987	$59.27
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
Dividends
The Company has not paid or declared any cash dividends on its common stock during the years ended December 31, 2020, 2019 and 2018. The Company’s line of credit with a bank could restrict, or its terms of the Notes could impair, the Company’s ability to declare or make any dividends or similar distributions.

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
The benefit obligation has been measured as of December 31, 2020. The following table sets forth the activity and the funded status of the Gratuity Plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

Change in projected benefit obligation, was as follows:

	2020	2019
Projected benefit obligation as of January 1	$15,311	$11,044
Service cost	2,706	1,953
Interest cost	964	875
Benefits paid	(878)	(960)
Actuarial loss*	2,425	2,577
Effect of exchange rate changes	(62)	(178)
Projected benefit obligation as of December 31	$20,466	$15,311
Unfunded amount-non-current	$8,940	$6,517
Unfunded amount-current	14	10
Total accrued liability	$8,954	$6,527
Accumulated benefit obligation	$12,490	$10,743

Accumulated benefit obligation in excess of plan assets	$978	$1,959
*During the year ended December 31, 2020, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations. During the year ended December 31, 2019, actuarial loss was driven by experience adjustments on present value of benefit obligations.

Components of net periodic benefit costs, were as follows:

	Year ended December 31,
	2020	2019	2018
Service cost	$2,706	$1,953	$1,735
Interest cost	964	875	714
Expected return on plan assets	(636)	(568)	(514)
Amortization of actuarial loss/(gain)	394	(159)	(153)
Net periodic benefit cost	$3,428	$2,101	$1,782

The components of actuarial (loss) / gain on retirement benefits included in accumulated other comprehensive (loss)/gain, excluding tax effects, were as follows:

	As of December 31,
	2020	2019	2018
Net actuarial (loss)/gain	$(3,772)	$(1,762)	$940
Net prior service cost	(15)	(18)	(22)
Accumulated other comprehensive (loss)/gain, excluding tax effects	$(3,787)	$(1,780)	$918

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	December 31,
	2020	2019	2018
Discount rate	4.6%	6.5%	7.5%
Rate of increase in compensation levels	7.1%	6.0%	8.2%
Expected long-term rate of return on plan assets per annum	7.0%	7.5%	7.3%
The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments during the year ending December 31,
2021	$2,795
2022	$2,542
2023	$2,413
2024	$2,098
2025	$1,856
2026 to 2030	$6,956
The India Plan is partially funded whereas the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund of the India Plan established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company earned a return of approximately 7.5% per annum on the India Plan for the year ended December 31, 2020. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on plan assets and projected benefit obligations related to employee benefit plans is subject to significant judgment and may cause variability in the Company’s net periodic benefit cost in future periods.

Change in Plan Assets
Plan assets at January 1, 2019	$7,420
Actual return	606
Employer contribution	1,905
Benefits paid*	(957)
Effect of exchange rate changes	(190)
Plan assets at December 31, 2019	$8,784
Actual return	661
Employer contribution	3,099
Benefits paid*	(869)
Effect of exchange rate changes	(163)
Plan assets at December 31, 2020	$11,512
* Benefits payments were substantially made from the plan assets during the year.
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4% of employee compensation within certain limits.
The Company's accrual for contributions to the 401(k) Plans were as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
Contribution to the 401(k) Plans	$3,577	$3,617	$3,423

The Company's contribution for various defined benefit plans on behalf of employees in India, the Philippines, the Czech Republic, South Africa, Colombia, Australia and Singapore were as follows:

	Year ended December 31,
	2020	2019	2018
Contribution to the defined benefit plans	$11,332	$10,614	$7,663

21. Leases
The Company conducts its operations using facilities leased under operating lease agreements that expire at various dates. The Company finances its use of certain motor vehicles and other equipment under various lease arrangements provided by financial institutions. The lease agreements do not contain any covenants to impose any restrictions except for market-standard practice for similar lease arrangements.
The Company had performed an evaluation of its contracts with suppliers in accordance with Topic 842, Leases, and had determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease. In assessment of the lease term, the Company considers the extension option as part of its lease term for those lease arrangements where the Company is reasonably certain of availing the extension option. During the year ended December 31, 2020, the Company changed the lease term for some leases and recognized the resultant amount of the remeasurement of the lease liability as an adjustment to the ROU assets.
The Company accounted for lease-related concessions to mitigate the economic effects of COVID-19 on lessees in accordance with guidance in Topic 842, Leases, whereby the Company assessed on a lease-by-lease basis, whether the concession provided by a lessor should be accounted for as a lease modification. Such concessions had an insignificant impact on the Company’s consolidated financial statements during the year ended December 31, 2020.
The impact of COVID-19 on the economic environment is uncertain and has caused variability in the determination of the incremental borrowing rate and extension option, which have an impact on measurement of lease liabilities and ROU assets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
Supplemental balance sheet information

	As of
	December 31, 2020	December 31, 2019
Operating Lease
Operating lease right-of-use assets	$91,918	$86,396

Operating lease liabilities - Current	$18,894	$24,148
Operating lease liabilities - Non-current	84,874	74,709
Total operating lease liabilities	$103,768	$98,857

Finance Lease
Property and equipment, gross	$1,853	$1,757
Accumulated depreciation	(1,382)	(1,120)
Property and equipment, net	$471	$637

Finance lease liabilities - Current	$229	$253
Finance lease liabilities - Non-current	281	430
Total finance lease liabilities	$510	$683
Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.
The components of lease cost, which are included in the Company's consolidated statements of income, are as follows:

Lease cost	Year ended December 31, 2020	Year ended December 31, 2019
Finance lease:
Amortization of right-of-use assets	$235	$255
Interest on lease liabilities	81	93
	$316	$348
Operating lease(a)	27,146	27,335
	$27,146	$27,335
Sublease income	—	(146)
Total lease cost	$27,462	$27,537
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
Supplemental cash flow and other information related to leases are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$26,589	$24,813
Operating cash outflows for finance leases	$81	$93
Financing cash outflows for finance leases	$249	$336
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,765	$36,473
Right-of-use assets obtained in exchange for new finance lease liabilities	$45	$506
Weighted-average remaining lease term (in years)
Finance lease	1.8	2.3
Operating lease	6.3	6.0
Weighted-average discount rate
Finance lease	10.5%	9.9%
Operating lease	7.4%	7.6%
The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, applicable to the respective geographies where the leases were entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.
During the year ended December 31, 2020 and 2019, the Company modified certain of its operating leases resulting in a reduction of its lease liabilities by $3,143 and $0 respectively, with a corresponding reduction in ROU assets.
During the year ended December 31, 2019, the Company performed an impairment test of its long-lived assets of its Health Integrated business. Based on the results, the operating lease ROU assets carrying value exceeded their fair value. The primary factor contributing to a reduction in the fair value is the wind down of the Health Integrated business, due to an anticipated reduction to the Company's estimated future cash flows. As a result of this analysis, the Company recognized impairment on ROU assets of $1,449 during year ended December 31, 2019, to write down the carrying value of operating lease right-of-use assets to its fair value. This impairment charge was recorded in the consolidated statements of income under "impairment and restructuring charges".
Maturities of lease liabilities as of December 31, 2020 are as follows:

	Operating Leases	Finance Leases
2021	$25,829	$262
2022	24,316	194
2023	22,066	114
2024	17,084	36
2025	9,749	11
2026 and thereafter	34,334	—
Total lease payments	$133,378	$617
Less: Imputed interest	29,610	107
Present value of lease liabilities	$103,768	$510

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
22. Income Taxes
The components of income/ (loss) before income taxes consist of the following:

	Year ended December 31,
	2020	2019	2018
Domestic	$30,893	$(16,685)	$(24,442)
Foreign	84,436	99,785	84,812
	$115,329	$83,100	$60,370
Income tax expense/ (benefit) consists of the following:

	Year ended December 31,
	2020	2019	2018
Current provision/(benefit):
Domestic	$7,946	$10,823	$(13,249)
Foreign	14,983	16,694	17,271
	$22,929	$27,517	$4,022
Deferred provision/(benefit):
Domestic	$1,343	$(13,912)	$(1,999)
Foreign	1,354	1,567	1,374
	$2,697	$(12,345)	$(625)
Income tax expense	$25,626	$15,172	$3,397

Income taxes (deferred) recognized in other comprehensive income/(loss) are as follows:

	Year ended December 31,
	2020	2019	2018
Deferred tax (expense)/benefit recognized on:
Unrealized gain/(loss) on cash flow hedges	$(2,251)	$(683)	$3,888
Reclassification adjustment for cash flow hedges	88	292	915
Retirement benefits	897	312	(44)
Reclassification adjustment for retirement benefits	(89)	16	23
Foreign currency translation loss	1,953	(629)	5,903
Total income tax (expense)/benefit recognized in other comprehensive income/(loss)	$598	$(692)	$10,685

The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
Expected tax expense	$24,219	$17,451	$12,678
Impact of tax holiday	(757)	(5,920)	(5,448)
Foreign tax rate differential	(1,991)	1,660	5,014
Deferred tax provision/(benefit)	2,888	3,026	(3,915)
Unrecognized tax benefits and interest	6	174	(88)
State taxes, net of Federal taxes	3,242	2,137	2,201
Non-deductible expenses	1,467	1,329	3,066
US Tax Reform Act impact	—	—	176
Excess tax benefit on stock-based compensation	(2,378)	(2,306)	(7,227)
Research and development credits	(918)	(1,650)	(1,500)
Prior period items	(182)	(143)	(1,466)
Others	30	(586)	(94)
Tax expense	$25,626	$15,172	$3,397

The effective tax rate increased from 18.3% during the year ended December 31, 2019 to 22.2% during the year ended December 31, 2020. The Company recorded income tax expense of $25,626 and $15,172 for the year ended December 31, 2020 and 2019, respectively. The increase in income tax expense was primarily as a result of: (i) higher profit during the year ended December 31, 2020 and (ii) recording of a one-time tax expense of $1,320 due to electing a new tax regime for two of the Company’s Indian subsidiaries which provides for a lower tax rate on earnings in exchange for foregoing certain tax credits during the year ended December 31, 2020, compared to a benefit of $1,449 recorded during the year ended December 31, 2019.
During the year 2018, the Company made an election to change the tax status of most of its controlled foreign corporations (“CFC”) to disregarded entities for U.S. income tax purposes. As a result, the Company no longer has undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (“PTI”) which may be subject to withholding taxes and currency gains or losses upon repatriation. The Company periodically evaluate opportunities to repatriate PTI held by its foreign subsidiaries to fund its operations in the United States and other geographies, and as and when it decides to repatriate such PTI, it may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. The Company has adopted an accounting policy to treat Global Intangible Low-Taxed Income (“GILTI”) as a period cost.
Certain operations centers in India, which were established in SEZs, are eligible for tax incentives until 2025. These operations centers are eligible for a 100% income tax exemption for first 5 years of operations and 50% exemption for a period of 5 years thereafter.
In 2019, the Government of India introduced a new tax regime for certain Indian companies by enacting the Taxation Laws (Amendment) Act, 2019. The new tax regime is optional and provides for a lower tax rate for Indian companies, subject to certain conditions which among other things includes not availing of specified exemptions or incentives. In 2019 and 2020, the Company elected this new tax regime for its Indian subsidiaries to obtain the benefit of a lower tax rate.
The Company has also benefitted from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for few of the Company’s operations centers in the last few years and will expire for other operations centers by year 2022, which may lead to an increase in the Company’s overall tax rate. Following the expiry of the tax exemption, income generated from operations centers in the Philippines will be taxed at the prevailing annual tax rate, which is currently 5.0% on gross income.
The diluted earnings per share effect of the tax holiday is $0.02, $0.17 and $0.16 for the years ended December 31, 2020, 2019 and 2018, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
The components of the deferred tax balances as of December 31, 2020 and 2019 are as follows:

	As of
	December 31, 2020	December 31, 2019
Deferred tax assets:
Depreciation and amortization expense	$9,710	$12,319
Stock-based compensation	9,383	9,313
Accrued employee costs and other expenses	12,208	9,805
Net operating loss carry forward	2,042	2,896
Unrealized exchange loss	391	1,136
Deferred rent	4,782	4,503
Others	281	745
	$38,797	$40,717
Valuation allowance	(188)	(202)
Deferred tax assets	$38,609	$40,515

Deferred tax liabilities:
Unrealized exchange gain	$2,668	$505
Intangible assets	19,720	20,696
Unamortized discount on convertible senior notes	2,753	3,395
Others	6,566	5,030
Deferred tax liabilities	$31,707	$29,626
Net deferred tax assets	$6,902	$10,889
Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. At December 31, 2020 and 2019, the Company performed an analysis of the deferred tax asset valuation allowance for net operating loss carry forward for its domestic and foreign entities. Based on this analysis, the Company continues to carry a valuation allowance on the deferred tax assets on certain net operating loss carry forwards. Accordingly, the Company had recorded a valuation allowance of $188 and $202 as of December 31, 2020 and 2019, respectively.
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
The following table summarizes the activity related to the unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Balance as of January 1	$1,047	$804	$824
Increases related to prior year tax positions	—	69	—
Decreases related to prior year tax positions	(324)	(156)	(320)
Increases related to current year tax positions	184	330	300
Balance as of December 31	$907	$1,047	$804
The unrecognized tax benefits as of December 31, 2020 of $907, if recognized, would impact the effective tax rate.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
The Company has not recognized any interest in each of the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, the Company has not accrued interest and penalties relating to unrecognized tax benefits.

23. Stock Based Compensation
On June 15, 2018, at the Company’s 2018 Annual Meeting of Stockholders, the Company's stockholders approved the 2018 Plan, which among other things, reserves 3,175,000 shares of the Company’s common stock for grants of awards under the 2018 Plan. As of December 31, 2020, the Company had 2,333,557 shares available for grant under the 2018 Plan (includes 76,145 shares against vested performance-based restricted stock units for which the underlying common stock was issued subsequent to December 31, 2020).
Under the 2018 Plan, the Compensation Committee (the “Committee”) may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance based compensation awards (including cash bonus awards and market condition based awards) or any combination of the foregoing.
The Committee determines which employees are eligible to receive the equity awards, the number of equity awards to be granted, the exercise price, the vesting period and the exercise period. The vesting period for the equity award issued is determined on the date of the grant and is non-transferable during the life of the equity award. The majority of options expire within ten years from the date of grant. Restricted stock units generally vest proportionally over a period of four years from the date of grant, unless specified otherwise.
The Company applies the provisions of ASC 718, Compensation - Stock Compensation, to account for its stock based compensation. Under the provisions of this guidance, the estimated fair value of stock-based awards granted under stock incentive plans is recognized as compensation expense based on straight-line method over the requisite service period, which is generally the vesting period.
The following costs by nature of function related to the Company’s stock-based compensation plan are included in the consolidated statements of income:

	Year ended December 31,
	2020	2019	2018
Cost of revenues	$6,300	$5,895	$4,924
General and administrative expenses	11,009	10,012	10,371
Selling and marketing expenses	10,926	10,163	8,606
Total	$28,235	$26,070	$23,901
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	98,161	$23.39	$4,522	1.86
Granted	—	—	—	—
Exercised	(66,896)	22.44	3,488	—
Forfeited	—	—	—	—
Outstanding at December 31, 2020	31,265	$25.43	$1,866	1.85
Vested and exercisable at December 31, 2020	31,265	$25.43	$1,866	1.85
The unrecognized compensation cost for unvested options as of December 31, 2020 was $nil. The Company did not grant any options during the years ended December 31, 2020, 2019 and 2018. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $3,488, $3,187 and $4,446, respectively.
The following table summarizes the status of the Company’s stock options outstanding, vested and exercisable at December 31, 2020:

	Options Outstanding, Vested and Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price
$21.01 to $28.00	31,265	$25.43

	Year ended December 31,
	2020	2019	2018
Cash received from options exercised during the year	$1,501	$986	$1,397

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
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
Restricted stock and restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock		Restricted Stock Units
	Number	Weighted- Average Fair Value	Number	Weighted- Average Fair Value
Outstanding at December 31, 2019**	27,386	$48.72	913,094	$59.61
Granted	—	—	395,708	76.99
Vested*	(27,386)	48.72	(331,340)	56.55
Forfeited	—	—	(73,796)	65.71
Outstanding at December 31, 2020**	—	$—	903,666	$67.84
* Includes 14,368 and 11,517 restricted stock units vested during the years ended December 31, 2020 and 2019, respectively, for which the underlying common stock is yet to be issued.
** As of December 31, 2020 and 2019 restricted stock units vested for which the underlying common stock is yet to be issued are 181,638 and 167,270, respectively.
The fair value of restricted stock and restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2020, unrecognized compensation cost of $42,317 is expected to be expensed over a weighted average period of 2.51 years.
The weighted-average fair value of restricted stock units granted was as follows:

	Year ended December 31,
	2020	2019	2018
Weighted-average fair value	$76.99	$64.29	$60.64

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

The total grant date fair value of restricted stock and restricted stock units vested was as follows:

	Year ended December 31,
	2020	2019	2018
Total grant date fair value	$20,072	$22,084	$19,865

Performance Based Stock Awards
Under the 2018 Plan, the Company grants PRSUs to executive officers and other specified employees. Generally the grants provide that 50% of the PRSUs cliff vest at the end of a three-year period based on an aggregated revenue target for a three year period (“PUs”). The remaining 50% is based on a market condition (“MUs”) that is contingent on the Company's meeting the total shareholder return (“TSR”) relative to a group of peer companies specified under the program measured over a three-year performance period. The award recipient may earn up to 200% of the PRSUs granted based on the actual achievement of targets. However, the features of the equity incentive compensation program are subject to change by the Compensation Committee of our Board of Directors.
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
The Monte Carlo simulation model simulates a range of possible future stock prices and estimates the probabilities of the potential payouts. This model also incorporates the following ranges of assumptions:
•The historical volatilities are used over the most recent three-year period for the components of the peer group.
•The risk-free interest rate is based on the U.S. Treasury rate assumption commensurate with the three-year performance period.
•Since the plan stipulates that the awards are based upon the TSR of the Company and the components of the peer group, it is assumed that the dividends get reinvested in the issuing entity on a continuous basis.
•The correlation coefficients are used to model the way in which each entity tends to move in relation to each other are based upon the price data used to calculate the historical volatilities.
The fair value of each MU granted to employees is estimated on the date of grant using the following weighted average assumptions:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019	2018
Dividend yield	—	—	—
Expected life (years)	2.86	2.86	2.86
Risk free interest rate for expected life	3.85%	2.46%	2.38%
Volatility for expected life	34.30%	20.52%	21.79%

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2019	87,685	$62.54	87,670	$82.10
Granted	61,368	78.29	61,352	102.10
Adjustment upon final determination of level of performance goal achievement*	—	—	(4,701)	70.97
Vested	(40,425)	60.58	(35,720)	70.97
Forfeited	(2,736)	66.20	(2,734)	85.68
Outstanding at December 31, 2020	105,892	$72.32	105,867	$97.85
* Represents adjustment of shares vested in respect of PUs and MUs granted in February 2018 upon achievement of the performance targets for such awards for which the underlying common stock was issued subsequent to December 31, 2020.
As of December 31, 2020, unrecognized compensation cost of $7,993 is expected to be expensed over a weighted average period of 1.75 years.
The impact of COVID-19 on the economic environment is uncertain and has caused variability in the estimation of number of performance based restricted stock units that will eventually vest and the related compensation cost to be recognized in the consolidated statements of income.

24. Impairment and Restructuring Charges
In March 2020, the Company completed the wind down of the operations of the Health Integrated business, which was reported within the former Healthcare reportable segment. The Healthcare reportable segment was based on segment reporting structure that existed prior to the Company's transition to new segment reporting structure effective January 1, 2020, which resulted in certain changes to its reportable segments. In connection with the wind down process, the Company recorded pre-tax costs in the consolidated statements of income under “Impairment and restructuring charges”.
The following table summarizes the activity related to the restructuring costs incurred and paid for the wind down during the year ended December 31, 2020 and 2019:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)

	Contract Termination Costs	Employee-Related Costs	Other Associated Costs	Total
Balance as of January 1, 2019	$—	$—	$—	$—
Costs incurred during the year	2,597	1,375	1,072	5,044
Payments during the year	(1,000)	(269)	(701)	(1,970)
Balance as of December 31, 2019	$1,597	$1,106	$371	$3,074
Change in estimated costs during the year	(556)	—	—	(556)
Payments during the year	(1,041)	(1,106)	(371)	(2,518)
Balance as of December 31, 2020	$—	$—	$—	$—

Additionally, the Company recognized impairment of ROU assets and long-lived assets of $0 and $3,627 during the years ended December 31, 2020 and 2019, respectively, in the consolidated statements of income under “Impairment and restructuring charges".

25. Related Party Disclosures
On October 1, 2018, the Company entered into the Investment Agreement with the Purchaser relating to the issuance to the Purchaser of $150,000 aggregate principal amount of the Notes. In connection with the investment, Vikram S. Pandit, Chairman and CEO of The Orogen Group LLC (an affiliate of the Purchaser), was appointed to Company’s Board of Directors.
The Company had outstanding Notes with a principal amount of $150,000 as of December 31, 2020 and 2019, and interest accrued of $1,313 each as of December 31, 2020 and 2019, related to the Investment Agreement.
The Company recognized interest expense on the Notes related to the Investment Agreements as below. Refer to Note 18 – Borrowings to the consolidated financial statements for details.

	Year ended December 31
	2020	2019	2018
Interest expense on Notes	$5,250	$5,206	$1,313

26. Commitments and Contingencies
Capital Commitments
At December 31, 2020 and 2019, the Company had committed to spend approximately $6,100 and $6,500, respectively under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in consolidated balance sheets as property and equipment.
Other Commitments
Certain units of the Company’s Indian subsidiaries were established as 100% Export-Oriented units or under the STPI or SEZ scheme promulgated by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores and spares consumed

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
duty free, in the event that certain terms and conditions are not fulfilled. The Company’s management believes, however, that these units have in the past satisfied and will continue to satisfy the required conditions.
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
Contingencies
The U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For the U.S., the Philippines and India, tax year 2016 and subsequent tax years remain open for examination by the tax authorities as of December 31, 2020.
The aggregate amount demanded by income tax authorities (net of advance payments, if any) from the Company related to its transfer pricing issues for tax years 2003 to 2015 and its permanent establishment issues for tax years 2003 to 2007 as of December 31, 2020 and 2019 is $16,748 and $16,220, respectively, of which the Company has made payments and/or provided bank guarantees to the extent $8,120 and $8,108, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,307 and $6,252 as of December 31, 2020 and 2019, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,813 and $1,856 as of December 31, 2020 and 2019, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets.
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
In February 2019, there was a judicial pronouncement in India with respect to defined social security contribution benefits payments interpreting certain statutory defined contribution obligations of employees and employers. Currently some of the Company's subsidiaries in India are undergoing assessment with the statutory authorities. As of the reporting date, it is unclear whether the interpretation set out in the pronouncement has retrospective application. If applied retrospectively, the interpretation may result in a significant increase in contributions payable by the Company for past periods for certain of its India-based employees. There are numerous interpretative challenges concerning the retrospective application of the judgment. Due to such challenges and a lack of interpretive guidance, and based on legal advice, the Company believes it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make. The Company will continue to monitor and evaluate its position based on future events and developments in this matter for the implications on the financial statements, if any.
In September 2020, the Indian Parliament passed various consolidating labor codes, including the Code on Social Security, 2020 (the “Indian Social Security Code”) which aims to rationalize labor laws. The Indian Social Security Code has implications on defined social security contribution plans, provision of certain benefits or facilities to employees at employer’s costs and post-retirement benefits. Most specifically, it broadens the definition of an employee and wages and liberalizes the definition of “continuous period” for the purpose of determining employee benefits, amongst others. However, the rules for the Indian Social Security Code are yet to be published and the effective date from which these changes are applicable is yet to be notified. The Company will complete its evaluation once the subject rules are notified and will give appropriate impact in the

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2020
(In thousands, except share and per share amounts)
financial statements in the period in which, the Indian Social Security Code becomes effective and the related rules to determine the financial impact are published.
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