Form 10-Q
period 2021-03-31
ExlService Holdings, Inc.
filed 2021-04-29
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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

As of April 27, 2021, there were 33,457,656 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	As of
	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$177,121	$218,530
Short-term investments	198,721	184,286
Restricted cash	5,295	4,690
Accounts receivable, net	159,296	147,635
Prepaid expenses	12,709	11,344
Advance income tax, net	7,580	5,684
Other current assets	35,828	37,109
Total current assets	596,550	609,278
Property and equipment, net	90,153	92,875
Operating lease right-of-use assets	88,777	91,918
Restricted cash	2,298	2,299
Deferred tax assets, net	10,657	7,749
Intangible assets, net	56,243	59,594
Goodwill	349,098	349,088
Other assets	29,669	32,099
Investment in equity affiliate	2,921	2,957
Total assets	$1,226,366	$1,247,857
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,304	$6,992
Current portion of long-term borrowings	25,000	25,000
Deferred revenue	14,764	32,649
Accrued employee costs	43,492	67,645
Accrued expenses and other current liabilities	73,241	66,410
Current portion of operating lease liabilities	18,476	18,894
Income taxes payable, net	14,443	3,488
Total current liabilities	197,720	221,078
Long-term borrowings, less current portion	202,687	201,961
Operating lease liabilities, less current portion	81,948	84,874
Income taxes payable	1,790	1,790
Deferred tax liabilities, net	877	847
Other non-current liabilities	15,119	18,135
Total liabilities	500,141	528,685
Commitments and contingencies (Refer to Note 24)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,273,989 shares issued and 33,526,889 shares outstanding as of March 31, 2021 and 38,968,052 shares issued and 33,559,434 shares outstanding as of December 31, 2020	39	39
Additional paid-in capital	428,882	420,976

Retained earnings	673,310	641,379
Accumulated other comprehensive loss	(78,753)	(74,984)
Total including shares held in treasury	1,023,478	987,410
Less: 5,747,100 shares as of March 31, 2021 and 5,408,618 shares as of December 31, 2020, held in treasury, at cost	(297,253)	(268,238)
Stockholders’ equity	726,225	719,172

Total equity	726,225	719,172
Total liabilities and stockholders’ equity	$1,226,366	$1,247,857
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Revenues, net	$261,415	$245,990
Cost of revenues(1)	158,821	162,656
Gross profit(1)	102,594	83,334
Operating expenses:
General and administrative expenses	30,703	28,941
Selling and marketing expenses	18,235	14,456
Depreciation and amortization expense	12,101	12,450
Total operating expenses	61,039	55,847
Income from operations	41,555	27,487
Foreign exchange gain, net	434	1,377
Interest expense	(2,474)	(3,072)
Other income, net	1,410	2,529
Income before income tax expense and earnings from equity affiliates	40,925	28,321
Income tax expense	8,958	5,855
Income before earnings from equity affiliates	31,967	22,466
Loss from equity-method investment	36	55
Net income attributable to ExlService Holdings, Inc. stockholders	$31,931	$22,411
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.95	$0.65
Diluted	$0.93	$0.65
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	33,734,118	34,401,565
Diluted	34,318,318	34,720,603

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2021	2020
Net income	$31,931	$22,411
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	568	(14,846)
Foreign currency translation loss	(1,911)	(21,571)
Reclassification adjustments
Gain on cash flow hedges(1)	(2,829)	(929)
Retirement benefits(2)	179	101
Income tax effects relating to above(3)	224	9,033
Total other comprehensive loss	$(3,769)	$(28,212)
Total comprehensive income/(loss)	$28,162	$(5,801)

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

(3)These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation gains/(losses). Refer to Note 21 - Income Taxes to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended March 31, 2021 and 2020
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2021	38,968,052	$39	$420,976	$641,379	$(74,984)	(5,408,618)	$(268,238)	$719,172
Stock issued against stock-based compensation plans	305,937	—	74	—	—	—	—	74
Stock-based compensation	—	—	7,832	—	—	—	—	7,832
Acquisition of treasury stock	—	—	—	—	—	(338,482)	(29,015)	(29,015)
Other comprehensive loss	—	—	—	—	(3,769)	—	—	(3,769)
Net income	—	—	—	31,931	—	—	—	31,931
Balance as of March 31, 2021	39,273,989	$39	$428,882	$673,310	$(78,753)	(5,747,100)	$(297,253)	$726,225

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	38,480,654	$39	$391,240	$551,903	$(84,892)	(4,295,413)	$(188,289)	$670,001
Stock issued against stock-based compensation plans	333,121	—	921	—	—	—	—	921
Stock-based compensation	—	—	4,778	—	—	—	—	4,778
Acquisition of treasury stock	—	—	—	—	—	(202,366)	(13,995)	(13,995)
Other comprehensive loss	—	—	—	—	(28,212)	—	—	(28,212)
Net income	—	—	—	22,411	—	—	—	22,411
Balance as of March 31, 2020	38,813,775	$39	$396,939	$574,314	$(113,104)	(4,497,779)	$(202,284)	$655,904
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$31,931	$22,411
Adjustments to reconcile net income to net cash provided by / (used for) operating activities:
Depreciation and amortization expense	12,266	12,472
Stock-based compensation expense	7,832	4,778
Amortization of operating lease right-of-use assets	6,761	6,853
Unrealized (gain) / loss on short term investments	(1,103)	267
Unrealized foreign exchange (gain), net	(1,139)	(6,490)
Deferred income tax (benefit)/expense	(2,695)	3,539
Allowance for expected credit losses	48	195
Loss from equity-method investment	36	55
Amortization of non-cash interest expense related to convertible senior notes	673	635
Others, net	216	(26)
Change in operating assets and liabilities:
Accounts receivable	(11,818)	(17,518)
Prepaid expenses and other current assets	(21)	(1,871)
Advance income tax, net	9,057	(1,109)
Other assets	1,268	925
Accounts payable	1,902	1,400
Deferred revenue	(17,986)	2,579
Accrued employee costs	(23,611)	(37,046)
Accrued expenses and other liabilities	8,456	972
Operating lease liabilities	(6,868)	(6,576)
Net cash provided by /(used for) operating activities	15,205	(13,555)

Cash flows from investing activities:
Purchases of property and equipment	(12,680)	(12,347)
Proceeds from sale of property and equipment	129	73
Investment in equity affiliate	—	(700)
Purchase of investments	(18,835)	(23,830)
Proceeds from redemption of investments	5,357	72,844
Net cash (used for) /provided by investing activities	(26,029)	36,040

Cash flows from financing activities:
Principal payments of finance lease liabilities	(57)	(67)
Proceeds from borrowings	25,000	110,000
Repayments of borrowings	(25,000)	(10,201)
Acquisition of treasury stock	(29,015)	(13,995)
Proceeds from exercise of stock options	75	921
Net cash (used for)/provided by financing activities	(28,997)	86,658
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(984)	(2,653)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(40,805)	106,490
Cash, cash equivalents and restricted cash at the beginning of the period	225,519	127,044
Cash, cash equivalents and restricted cash at the end of the period	$184,714	$233,534

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$610	$775
Income taxes, net of refunds	$2,415	$2,646
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under finance lease	$10	$28

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
2. Summary of Significant Accounting Policies
(a) Basis of Preparation and Principles of Consolidation

The unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The Company’s investments in equity affiliates are initially recorded at cost and any excess purchase consideration paid over proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill. The proportionate share of net income or loss of the investee after its acquisition is recognized in the unaudited consolidated statements of income.
(b) Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the unaudited consolidated financial statements include, but are not limited to, allowance for expected credit losses, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, assumptions used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate amortization of ROU, depreciation and amortization periods, purchase price allocation and recoverability of long-lived assets, goodwill and intangibles.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

As of March 31, 2021, the extent to which the global Coronavirus Disease 2019 pandemic (“COVID-19”) will ultimately impact the Company's business depends on numerous dynamic factors, which the Company still cannot reliably predict. As a result, many of the Company's estimates and assumptions herein required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to COVID-19, the Company’s estimates may materially change in future periods. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.
(c) Recent Accounting Pronouncements

In January 2021, Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition) are within the scope of Accounting Standard Codification (“ASC”) 848. The amendments in this ASU further clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. This ASU is effective immediately for all entities with the option to be applied retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, and prospectively to any new contract modifications made on or after January 7, 2021 through December 31, 2022. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and London Inter-Bank Offered Rate (“LIBOR”). The ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2020, FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU removes separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and hence most of the instruments will be accounted for as a single model (either debt or equity). The ASU also states that entities must apply the if-converted method to all convertible instruments for calculation of diluted EPS and the treasury stock method is no longer available. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. The ASU is effective for fiscal years beginning after December 15, 2021 and may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

(d) Recently Adopted Accounting Pronouncements

In December 2019, FASB issued ASU No. 2019-12, Income Taxes Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The Company adopted this ASU on January 1, 2021. The adoption of this ASU has a minimal impact on the Company’s unaudited consolidated financial statements.

In October 2020, FASB issued ASU No. 2020-10, Codification Improvements, to provide guidance for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. The amendments in this ASU improve the consistency of the ASC by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the ASC. The Company adopted this ASU on January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

3. Segment and Geographical Information

The Company operates in the BPM industry and is a provider of operations management and analytics services.

The Company manages and reports financial information through its four strategic business units: Insurance, Healthcare, Analytics and Emerging Business. These business units develop client-specific solutions, build capabilities, maintain a unified go-to-market approach and are integrally responsible for service delivery, customer satisfaction, growth and profitability.

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

Revenues and cost of revenues for the three months ended March 31, 2021 and 2020, respectively, for each of the reportable segments, are as follows:

	Three months ended March 31, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$91,160	$30,265	$37,668	$102,322	$261,415
Cost of revenues(1)	56,093	17,391	20,844	64,493	158,821
Gross profit(1)	$35,067	$12,874	$16,824	$37,829	$102,594
Operating expenses					61,039
Foreign exchange gain, interest expense and other income, net					(630)
Income tax expense					8,958
Loss from equity-method investment					36
Net income					$31,931

(1) Exclusive of depreciation and amortization expense.

	Three months ended March 31, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$83,739	$27,029	$42,791	$92,431	$245,990
Cost of revenues(1)	58,965	19,593	25,482	58,616	162,656
Gross profit(1)	$24,774	$7,436	$17,309	$33,815	$83,334
Operating expenses					55,847
Foreign exchange gain, interest expense and other income, net					834
Income tax expense					5,855
Loss from equity-method investment					55
Net income					$22,411

(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

Revenues, net by service type, were as follows:

	Three months ended March 31,
	2021	2020
BPM and related services(1)	$159,093	$153,559
Analytics services	102,322	92,431
Revenues, net	$261,415	$245,990

(1) BPM and related services include revenues of the Company's Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended March 31,
	2021	2020
Revenues, net
United States	$224,368	$207,880
Non-United States
United Kingdom	24,751	23,278
Rest of World	12,296	14,832
Total Non-United States	37,047	38,110
Revenues, net	$261,415	$245,990

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	March 31, 2021	December 31, 2020

Long-lived assets
India	$93,329	$97,261
United States	47,676	46,659
Philippines	27,486	29,434
Rest of World	10,439	11,439
Long-lived assets	$178,930	$184,793

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

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

	As of
	March 31, 2021	December 31, 2020

Accounts receivable, net	$159,296	$147,635
Contract assets	3,984	4,437
Contract liabilities:
Deferred revenue (consideration received in advance)	12,971	30,450
Consideration received for process transition activities	$2,280	$2,774

Accounts receivable includes $78,502 and $63,995 as of March 31, 2021 and December 31, 2020, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

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

Revenue recognized during the three months ended March 31, 2021 and 2020, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended March 31,
	2021	2020
Deferred revenue (consideration received in advance)	$23,621	$5,968
Consideration received for process transition activities	$679	$274

Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs			Contract Fulfillment Costs
	Quarter Ended		Year Ended	Quarter Ended		Year Ended
	March 31, 2021	March 31, 2020	December 31, 2020	March 31, 2021	March 31, 2020	December 31, 2020

Opening Balance	$1,027	$1,307	$1,307	$5,631	$7,255	$7,255
Additions	—	—	310	6	284	779
Amortization	(242)	(92)	(590)	(1,218)	(623)	(2,403)
Closing Balance	$785	$1,215	$1,027	$4,419	$6,916	$5,631

There was no impairment for contract acquisition and contract fulfillment costs as of March 31, 2021 and December 31, 2020. The capitalized costs are amortized over the expected period of benefit of the contract.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
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

	As of
	March 31, 2021	December 31, 2020

Accounts receivable, including unbilled receivables	$160,479	$148,824
Less: Allowance for expected credit loss	(1,183)	(1,189)
Accounts receivable, net	$159,296	$147,635

The movement in allowance for expected credit loss on customer balances for the three months ended March 31, 2021 and year ended December 31, 2020 was as follows:

	Three months ended		Year ended
	March 31, 2021	March 31, 2020	December 31, 2020

Balance at the beginning of the period	$1,189	$1,163	$1,163
Additions during the period	50	195	300
Charged against allowance	(60)	—	(269)
Translation adjustment	4	(12)	(5)
Balance at the end of the period	$1,183	$1,346	$1,189

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

The Company has a choice to settle the Notes in cash, shares or any combination of the two. The Company presently intends and has the ability to settle the principal balance of the Notes in cash, and as such, the Company has applied the treasury stock method. The dilution related to the conversion premium, if any, of the Notes is included in the calculation of diluted weighted-average shares outstanding to the extent the issuance is dilutive based on the average stock price during the reporting period being greater than the conversion price of $75. Refer to Note 17 - Borrowings to the unaudited consolidated financial statements for further details.

The following table sets forth the computation of basic and diluted earnings per share:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Numerators:
Net income	$31,931	$22,411
Denominators:
Basic weighted average common shares outstanding	33,734,118	34,401,565
Dilutive effect of share based awards	342,993	319,038
Dilutive effect of conversion premium on convertible notes	241,207	—
Diluted weighted average common shares outstanding	34,318,318	34,720,603
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.95	$0.65
Diluted	$0.93	$0.65
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	—	170,313
6. Cash, Cash Equivalents and Restricted Cash

For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	March 31, 2021	March 31, 2020
Cash and cash equivalents	$177,121	$224,874
Restricted cash (current)	5,295	6,369
Restricted cash (non-current)	2,298	2,291
Cash, cash equivalents and restricted cash	$184,714	$233,534

7. Other Income, net
Other income, net consists of the following:

	Three months ended March 31,
	2021	2020
Gain on sale and mark-to-market of mutual funds	$1,103	$2,056
Interest and dividend income	602	532
Others, net	(295)	(59)
Other income, net	$1,410	$2,529

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	March 31, 2021	December 31, 2020

Owned Assets:
Network equipment and computers	3-5	$107,695	$107,109
Software	3-5	100,395	99,708
Leasehold improvements	3-8	46,889	48,052
Office furniture and equipment	3-8	21,888	22,117
Motor vehicles	2-5	597	599
Buildings	30	1,088	1,089
Land	—	712	712
Capital work in progress	—	5,316	4,647
		284,580	284,033
Less: Accumulated depreciation and amortization		(194,854)	(191,629)
		$89,726	$92,404
Right-of-use assets under finance leases:
Leasehold improvements		$816	$817
Office furniture and equipment		347	348
Motor vehicles		669	688
		1,832	1,853
Less: Accumulated depreciation and amortization		(1,405)	(1,382)
		$427	$471
Property and equipment, net		$90,153	$92,875

Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.

During the three months ended March 31, 2021, there were no changes in estimated useful lives of property and equipment.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2021	2020
Depreciation and amortization expense	$8,740	$8,297

The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization, was as follows:

	Three months ended March 31,
	2021	2020
Effect of foreign exchange gain	$165	$22

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

Internally developed software costs, included under Software, was as follows:

	As of
	March 31, 2021	December 31, 2020

Cost	$18,608	$18,371
Less : Accumulated amortization	(7,022)	(5,998)
Internally developed software, net	$11,586	$12,373

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31
	2021	2020
Amortization expense	$1,024	$831

As of March 31, 2021 and December 31, 2020, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on undiscounted cash flows is subject to significant judgment and may cause variability in the Company’s assessment of the existence of any impairment.

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

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	TT&L	F&A	All Other	Total
Balance at January 1, 2020	$38,276	$19,276	$—	$227,289	$12,457	$46,905	$5,326	$349,529
Goodwill reallocation(1)	12,192	2,693	49,803	—	(12,457)	(46,905)	(5,326)	$—
Currency translation adjustments	31	(16)	(455)	(1)	—	—	—	(441)
Balance at December 31, 2020	$50,499	$21,953	$49,348	$227,288	$—	$—	$—	$349,088
Currency translation adjustments	21	—	(11)	—	—	—	—	10
Balance at March 31, 2021	$50,520	$21,953	$49,337	$227,288	$—	$—	$—	$349,098

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

    (1) Represents the reallocation of goodwill resulting from the Company reorganizing its operating segments as described in Note 3 - Segment and Geographical Information to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

During the fourth quarter of 2020, the Company performed its annual impairment test of goodwill for those reporting units that had goodwill recorded. Based on the results, the fair values of each of the Company’s reporting units exceeded their carrying value and the goodwill was not impaired.

As of March 31, 2021, the Company evaluated the continuing effects of COVID-19 and its impact on the global economy on each of the Company’s reporting units to assess whether there was a triggering event during the quarter requiring the Company to perform a goodwill impairment test. The Company considered certain improvements in current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance in the first quarter and business forecasts for the remainder of the year, stock price movements and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the annual impairment test performed during the fourth quarter of 2020. The Company did not identify any triggers or indications of potential impairment for its reporting units as of March 31, 2021.

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

The recoverability of goodwill is dependent upon the continued growth of cash flows from the Company’s business activities. This growth is based on business forecasts and improvement in profitability of its reporting units. The Company continues to maintain its focus on cultivating long-term client relationships as well as attracting new clients.

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$73,373	$(29,378)	$43,995
Developed technology	23,523	(12,984)	10,539
Trade names and trademarks	5,100	(4,291)	809
	$101,996	$(46,653)	$55,343
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$102,896	$(46,653)	$56,243

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$73,357	$(27,464)	$45,893
Developed technology	23,510	(11,858)	11,652
Trade names and trademarks	5,100	(3,951)	1,149
	$101,967	$(43,273)	$58,694
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$102,867	$(43,273)	$59,594

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2021	2020
Amortization expense	$3,361	$4,153

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	6.68
Developed technology	2.48
Trade names and trademarks (Finite lived)	2.29

Estimated future amortization expense related to finite-lived intangible assets as of March 31, 2021 was as follows:
2021 (April 1 - December 31)	$9,410
2022	11,342
2023	9,053
2024	6,711
2025	5,959
2026 and thereafter	12,868
Total	$55,343

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

10. Other Current Assets
Other current assets consist of the following:

	As of
	March 31, 2021	December 31, 2020

Derivative instruments	$9,651	$9,755
Advances to suppliers	2,816	3,906
Receivables from statutory authorities	15,515	15,658
Contract assets	1,778	1,814
Deferred contract fulfillment costs	2,344	2,888
Interest accrued on term deposits	210	169
Others	3,514	2,919
Other current assets	$35,828	$37,109
11. Other Assets
Other assets consist of the following:

	As of
	March 31, 2021	December 31, 2020

Lease deposits	$9,635	$9,788
Derivative instruments	5,856	6,933
Deposits with statutory authorities	6,339	6,341
Term deposits	219	216
Contract assets	2,206	2,623
Deferred contract fulfillment costs	2,075	2,743
Others	3,339	3,455
Other assets	$29,669	$32,099

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2021	December 31, 2020

Accrued expenses	$38,562	$39,951
Payable to statutory authorities	17,245	10,594
Accrued capital expenditures	5,791	7,857
Derivative instruments	290	435
Client liabilities	5,333	4,740
Interest payable	2,734	1,399
Other current liabilities	3,077	1,205
Finance lease liabilities	209	229
Accrued expenses and other current liabilities	$73,241	$66,410

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

13. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	March 31, 2021	December 31, 2020

Derivative instruments	$645	$29
Unrecognized tax benefits	907	907
Retirement benefits	9,174	8,940
Deferred transition revenue	823	924
Accrued capital expenditures	—	3,486
Other liabilities	3,314	3,568
Finance lease liabilities	256	281
Other non-current liabilities	$15,119	$18,135

14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges in accordance with ASC 815. Cumulative changes in the fair values of these foreign currency exchange contracts are recognized in AOCI on the Company's unaudited consolidated balance sheets until the settlement of those contracts. The balances as of March 31, 2021 and March 31, 2020 are as follows:

	Accumulated Other Comprehensive Loss
	Foreign currency translation (loss)/gain	Unrealized (loss)/gain on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2021	$(86,185)	$13,799	$(2,598)	$(74,984)
Gains / (losses) recognized during the period	(1,911)	568	—	(1,343)
Reclassification to net income (1)	—	(2,829)	179	(2,650)
Income tax effects (2)	284	(9)	(51)	224
Accumulated other comprehensive loss as of March 31, 2021	$(87,812)	$11,529	$(2,470)	$(78,753)

Balance as of January 1, 2020	$(87,591)	$4,098	$(1,399)	$(84,892)
Losses recognized during the period	(21,571)	(14,846)	—	(36,417)
Reclassification to net income (1)	—	(929)	101	(828)
Income tax effects (2)	4,234	4,808	(9)	9,033
Accumulated other comprehensive loss as of March 31, 2020	$(104,928)	$(6,869)	$(1,307)	$(113,104)

(1) Refer to Note 16 - Derivatives and Hedge Accounting and Note 19 - Employee Benefit Plans to the unaudited consolidated financial statements for reclassification to net income.

(2) These are income tax effects recognized on changes in the fair values of cash flow hedges, actuarial (loss) / gain on retirement benefits and foreign currency translation (loss) / gain, net of reclassifications related to the period activity. Refer to Note 21 - Income Taxes to the unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2021 and December 31, 2020.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of March 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$161,868	$—	$—	$161,868
Derivative financial instruments	—	15,507	—	15,507
Total	$161,868	$15,507	$—	$177,375
Liabilities
Derivative financial instruments	$—	$935	$—	$935
Total	$—	$935	$—	$935

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$160,441	$—	$—	$160,441
Derivative financial instruments	—	16,688	—	16,688
Total	$160,441	$16,688	$—	$177,129
Liabilities
Derivative financial instruments	$—	$464	$—	$464
Total	$—	$464	$—	$464

* Represents those short-term investments, which are carried at the fair value option under ASC 825 "Financial Instruments”.

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
Convertible Senior Notes:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

The total estimated fair value of the convertible senior notes as of March 31, 2021 and December 31, 2020 was $152,636 and $152,384, respectively. The fair value was determined based on the market yields for similar convertible notes as of the March 31, 2021 and December 31, 2020, respectively. The Company considers the fair value of the convertible senior notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.

16. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $509,860 as of March 31, 2021 and $451,935 as of December 31, 2020.

Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of these cash flow hedges is recorded along with the underlying hedged item in the same line of unaudited consolidated statements of income as either a part of “Cost of revenues,” “General and administrative expenses,” “Selling and marketing expenses”, “Depreciation and amortization expense”, as applicable.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.

The Company estimates that approximately $8,996 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2021. At March 31, 2021, the maximum outstanding term of the cash flow hedges was 45 months.

The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the U.K. pound sterling (GBP) and the Philippine peso. The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro (EUR), South African ZAR and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to USD 147,228, GBP 7,727, EUR 1,978 and COP 8,172,868 as of March 31, 2021 and USD 143,394, GBP 6,753, EUR 2,447 and COP 8,287,950 as of December 31, 2020.

All of the assets and liabilities related to our foreign exchange forward contracts are subject to master netting arrangements with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We have presented all of the assets and liabilities related to our foreign exchange forward contracts on a gross basis, with no offsets, in our unaudited consolidated statements of financial position. There is no financial collateral (including cash collateral) provided or received by us related to our foreign exchange forward contracts.

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	March 31, 2021	December 31, 2020
Other current assets	$9,261	$9,740
Other assets	$5,856	$6,933
Accrued expenses and other current liabilities	$265	$176
Other non-current liabilities	$645	$29

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	March 31, 2021	December 31, 2020
Other current assets	$390	$15
Accrued expenses and other current liabilities	$25	$259

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
Forward Exchange Contracts:	2021	2020
Unrealized (loss)/gain recognized in AOCI
Derivatives in cash flow hedging relationships	$568	$(14,846)
Loss recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(394)	$(4,214)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended March 31,
	2021		2020
	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain was reclassed from AOCI

Cost of revenues	$158,821	$2,424	$162,656	$812
General and administrative expenses	$30,703	252	$28,941	73
Selling and marketing expenses	$18,235	13	$14,456	4
Depreciation and amortization expense	$12,101	140	$12,450	40
Total before tax		2,829		929
Income tax expense relating to above		(389)		(102)
Net of tax		$2,440		$827

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain, net	$434	$(394)	$1,377	$(4,214)
	$434	$(394)	$1,377	$(4,214)

17. Borrowings

The following tables summarizes the Company’s debt position as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$25,000	$—	$25,000

Long-term borrowings	$64,000	$150,000	$214,000
Unamortized debt discount	—	(10,562)	(10,562)
Unamortized debt issuance costs*	—	(751)	(751)
Long-term borrowings	$64,000	$138,687	$202,687
Total borrowings	$89,000	$138,687	$227,687

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
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

*Unamortized debt issuance costs for the Company’s revolving Credit Facility of $426 and $490 as of March 31, 2021 and December 31, 2020, respectively, is presented under “Other current assets” and “Other assets” in the consolidated balance sheets.

Credit Agreement

The Company’s $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”) with certain lenders and Citibank N.A. as Administrative Agent (the “Credit Facility”) carried an effective interest rate as shown below.

	Three months ended March 31
	2021	2020
Effective Interest Rate	2.0%	3.0%

As of March 31, 2021 and December 31, 2020, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.

Convertible Senior Notes

On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 in an aggregate principal amount of 3.50% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.50% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. Until October 4, 2020, under the Investment Agreement, the Purchaser was restricted from transferring the Notes or any shares of common stock issuable upon conversion of the Notes, or entering into any transaction that transfers such interests to a third party. The Notes carried an effective interest rate as shown below:

	Three months ended March 31,
	2021	2020
Effective Interest Rate	3.7%	3.7%

During the three months ended March 31, 2021 and 2020, the Company recognized interest expense and amortization of debt discount, on the Notes as below:

	Three months ended March 31,
	2021	2020
Interest expense on the Notes	$1,313	$1,313
Amortization of debt discount on the Notes	$673	$635

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

Payments / maturities for all of the Company's borrowings as of March 31, 2021 were as follows:

	Notes	Revolving Credit Facility	Total
2021 (April - December)	$—	$25,000	$25,000
2022	—	64,000	64,000
2023	—	—	—
2024	150,000	—	150,000
Total	$150,000	$89,000	$239,000
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of March 31, 2021 and December 31, 2020, the Company had outstanding letters of credit of $461, each, that were not recognized in the consolidated balance sheets.
18. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

The Company purchased shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended March 31, 2021	25,450	$2,015	$79.18
Three months ended March 31, 2020	26,601	$2,012	$75.63

On December 16, 2019, the Company’s Board of Directors authorized a $200,000 common stock repurchase program beginning January 1, 2020 through December 31, 2022 (the "2019 Repurchase Program"). Under the 2019 Repurchase Program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management.

The Company purchased shares of its common stock, including commissions, under the 2019 Repurchase Program, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended March 31, 2021	313,032	$27,000	$86.25
Three months ended March 31, 2020	175,765	$11,983	$68.18

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

The 2019 Repurchase Program may be suspended or discontinued at any time.
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

Components of net periodic benefit costs, were as follows:

	Three months ended March 31,
	2021	2020
Service cost	$889	$678
Interest cost	235	243
Expected return on plan assets	(201)	(161)
Amortization of actuarial loss, gross of tax	179	101
Net gratuity cost	$1,102	$861

Income tax benefit on amortization of actuarial loss	(51)	(9)
Amortization of actuarial loss, net of tax	$128	$92

The India Plan is partially funded whereas the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund of the India Plan established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company expects to earn a return of approximately 7.0% per annum on the India Plan for the year ended December 31, 2021.

Change in Plan Assets
Plan assets at January 1, 2021	$11,512
Actual return	201
Employer contribution	—
Benefits paid	(283)
Effect of exchange rate changes	(6)
Plan assets at March 31, 2021	$11,424

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

The Company's accrual for contributions to the 401(k) Plans were as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Contribution to the 401(k) Plan	$1,299	$226

The Company's contribution for various defined benefit plans on behalf of employees in India, the Philippines, the Czech Republic, South Africa, Colombia, Australia and Singapore were as follows:

	Three months ended March 31,
	2021	2020
Contributions to the defined benefit plans	$3,294	$2,977

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

The Company had performed an evaluation of its contracts with suppliers in accordance with Topic 842, Leases, and had determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease. In assessment of the lease term, the Company considers the extension option as part of its lease term for those lease arrangements where the Company is reasonably certain of availing the extension option. As part of the Company’s effort to moderate the impact of COVID-19, the Company continued to evaluate its office facilities to determine where it can exit, consolidate, or otherwise optimize its use of office space. During the year ended December 31, 2020, the Company changed the lease term for certain of its leases and recognized the resultant amount of the remeasurement of the lease liability as an adjustment to the ROU assets.

The impact of COVID-19 on the economic environment is uncertain and has caused variability in the determination of the incremental borrowing rate and extension option, which have an impact on measurement of lease liabilities and ROU assets.

Supplemental balance sheet information

	As of
	March 31, 2021	December 31, 2020

Operating Lease
Operating lease right-of-use assets	$88,777	$91,918

Operating lease liabilities - Current	$18,476	$18,894
Operating lease liabilities - Non-current	81,948	84,874
Total operating lease liabilities	$100,424	$103,768

Finance Lease
Property and equipment, gross	$1,832	$1,853
Accumulated depreciation	(1,405)	(1,382)
Property and equipment, net	$427	$471

Finance lease liabilities - Current	$209	$229
Finance lease liabilities - Non-current	256	281
Total finance lease liabilities	$465	$510

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.

The components of lease cost, which are included in the Company's unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended March 31, 2021	Three months ended March 31, 2020
Finance lease:
Amortization of right-of-use assets	$52	$62
Interest on lease liabilities	17	30
Operating lease(a)	6,761	6,853
Total lease cost	$6,830	$6,945
(a) Includes short-term leases, which are immaterial.

Supplemental cash flow and other information related to leases are as follows:

	Three months ended March 31,
	2021	2020
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$6,868	$6,576
Operating cash outflows for finance leases	$17	$30
Financing cash outflows for finance leases	$57	$67
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,054	$16,366
Right-of-use assets obtained in exchange for new finance lease liabilities	$10	$28
Weighted-average remaining lease term (in years)
Finance lease	1.7 years	2.3 years
Operating lease	6.2 years	6.8 years
Weighted-average discount rate
Finance lease	10.7%	10.2%
Operating lease	7.3%	7.4%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, applicable to the respective geographies where the leases were entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral.

During the three months ended March 31, 2021 and year ended December 31, 2020, the Company modified certain of its operating leases, resulting in a reduction of its lease liabilities by $0 and $3,143 respectively, with a corresponding reduction in ROU assets.

Maturities of lease liabilities as of March 31, 2021 were as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

	Operating Leases	Finance Leases
2021 (April 1 - December 31)	$19,102	$212
2022	24,613	169
2023	22,931	120
2024	17,262	46
2025	9,971	14
2026 and thereafter	34,414	—
Total lease payments	$128,293	$561
Less: Imputed interest	27,869	96
Present value of lease liabilities	$100,424	$465

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases

2021	$25,829	$262
2022	24,316	194
2023	22,066	114
2024	17,084	36
2025	9,749	11
2026 and thereafter	34,334	—
Total lease payments	$133,378	$617
Less: Imputed interest	29,610	107
Present value of lease liabilities	$103,768	$510
21. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. The impact of COVID-19 on the economic environment is uncertain and may change the annual effective tax rate, which could impact tax expense.

The Company's effective tax rate increased from 20.7% during the three months ended March 31, 2020 to 21.9% during the three months ended March 31, 2021. The Company recorded income tax expense of $8,958 and $5,855 for the three months ended March 31, 2021 and 2020, respectively. The increase in the income tax expense was primarily as a result of higher profit during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Income tax (deferred) recognized in other comprehensive income/(loss) were as follows:

	Three months ended March 31,
	2021	2020
Deferred taxes benefit / (expense) recognized on:
Unrealized gain / (loss) on cash flow hedges	$(398)	$4,706
Reclassification adjustment for cash flow hedges	389	102
Reclassification adjustment for retirement benefits	(51)	(9)
Foreign currency translation loss	284	4,234
Total Income tax benefit recognized in other comprehensive income / (loss)	$224	$9,033

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

22. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2021	2020
Cost of revenues	$1,536	$1,418
General and administrative expenses	3,298	1,568
Selling and marketing expenses	2,998	1,792
Total	$7,832	$4,778

As of March 31, 2021, the Company had 1,887,604 shares available for grant under the 2018 Omnibus Incentive Plan.

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	31,265	$25.43	$1,866	1.85
Granted	—	—	—	—
Exercised	(3,016)	24.77	188	—
Forfeited	—	—	—	—
Outstanding at March 31, 2021	28,249	$25.50	$1,826	1.69
Vested and exercisable at March 31, 2021	28,249	$25.50	$1,826	1.69
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted-Average Fair Value
Outstanding at December 31, 2020*	903,666	$67.84
Granted	342,656	83.86
Vested	(302,921)	64.00
Forfeited	(13,182)	70.05
Outstanding at March 31, 2021*	930,219	$74.96

* As of March 31, 2021 and December 31, 2020 restricted stock units vested for which the underlying common stock is yet to be issued was 181,638 each.

As of March 31, 2021, unrecognized compensation cost of $64,277 is expected to be expensed over a weighted average period of 3.01 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the three months ended March 31, 2021, the Company granted PRSUs that cliff vest at the end of a three year period based on a market condition that is contingent on the Company's meeting the total shareholder return relative to a group of peer companies specified under the program measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets. Unlike the three months ended March 31, 2020, the Company did not grant PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for such three year period.

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted-Average Fair Value	Number	Weighted-Average Fair Value
Outstanding at December 31, 2020	105,892	$72.32	105,867	$97.85
Granted	—	—	121,180	119.80
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2021	105,892	$72.32	227,047	$109.57
As of March 31, 2021, unrecognized compensation cost of $20,882 is expected to be expensed over a weighted average period of 2.34 years.

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

The Company had outstanding Notes with a principal amount of $150,000 each as of March 31, 2021 and December 31, 2020 and interest accrued of $2,625 and $1,313 as of March 31, 2021 and December 31, 2020, respectively, related to the Investment Agreement.

The Company recognized interest expense on the Notes related to the Investment Agreements as below. Refer to Note 17 – Borrowings to the unaudited consolidated financial statements for details.

	Three months ended March 31,
	2021	2020
Interest expense on Notes	$1,313	$1,313

24. Commitments and Contingencies

Capital Commitments

At March 31, 2021, the Company had committed to spend approximately $3,300 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in the unaudited consolidated balance sheets as property and equipment.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

Other Commitments

Certain units of the Company’s Indian subsidiaries were established as 100% Export-Oriented units or under the Software Technology Parks of India or Special Economic Zone scheme promulgated by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores and spares consumed duty free, in the event that certain terms and conditions are not fulfilled. The Company’s management believes, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

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

Contingencies

The U.S. and Indian transfer pricing regulations require that any international transaction involving associated enterprises be at an arm’s-length price. Accordingly, the Company determines the appropriate pricing for the international transactions among its associated enterprises on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for some of its subsidiaries. Further, the Company and a U.S. subsidiary are engaged in tax litigation with the income-tax authorities in India on the issue of permanent establishment. The Company is subject to taxation in the United States and various states and foreign jurisdictions. For the U.S., the Philippines and India, tax year 2016 and subsequent tax years remain open for examination by the tax authorities as of March 31, 2021.

The aggregate amount demanded by income tax authorities (net of advance payments, if any) from the Company related to its transfer pricing issues for tax years 2003 to 2015 and its permanent establishment issues for tax years 2003 to 2007 as of March 31, 2021 and December 31, 2020 is $16,739 and $16,748, respectively, of which the Company has made payments and/or provided bank guarantees to the extent $8,116 and $8,120, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,304 and $6,307 as of March 31, 2021 and December 31, 2020, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,812 and $1,813 as of March 31, 2021 and December 31, 2020, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheets.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2021
(In thousands, except share and per share amounts)

In September 2020, the Indian Parliament passed various consolidating labor codes, including the Code on Social Security, 2020 (the “Indian Social Security Code”) which aims to rationalize labor laws. The Indian Social Security Code has implications on defined social security contribution plans, provision of certain benefits or facilities to employees at employer’s costs and post-retirement benefits. Most specifically, it broadens the definition of an employee and wages and liberalizes the definition of “continuous period” for the purpose of determining employee benefits, amongst others. However, the rules for the Indian Social Security Code are yet to be published and the effective date from which these changes are applicable is yet to be notified. The Company will complete its evaluation once the subject rules are notified and will give appropriate impact in the financial statements in the period in which, the Indian Social Security Code becomes effective and the related rules to determine the financial impact are published.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Some of the statements in the following discussion are forward looking statements. Dollar amounts within Item 2 are presented as actual, rounded, dollar amounts.

We have described in this Quarterly Report on Form 10-Q, the impact of the global Coronavirus Disease 2019 pandemic (“COVID-19”) on our financial results for the quarter ended March 31, 2021. See "Cautionary Note Regarding Forward-Looking Statements" below, Item 1A -“Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further information regarding risks and uncertainties relating to COVID-19.
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Many of the following risks, uncertainties and other factors identified below have been, and will be, amplified by the COVID-19 pandemic (“COVID-19”). These factors include but are not limited to:

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

These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.

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

We operate in the business process management (“BPM”) industry and we provide operations management and analytics services. We manage and report financial information through our four strategic business units: Insurance, Healthcare, Analytics and Emerging Business.

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

Continued impact of COVID-19 on Our Business

The global COVID-19 pandemic continues to materially impact worldwide economic activity and levels of business confidence and has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. During 2020, COVID-19 materially impacted our business, however during the first fiscal quarter of 2021, we saw moderate improvement in key indicators. Over the course of 2020, and continuing into 2021, our customers, contractors, suppliers, and other partners adapted in order to conduct business activities in a COVID-19 environment. The U.S. economy continued on a path to recovery in the first quarter of 2021 with millions of Americans receiving the COVID-19 vaccine, and states and municipalities increasingly reopening. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic. As the global economy begins to emerge from the impact of COVID-19 in 2021, our clients are focused on receiving personalized customer experiences, optimizing costs and supporting resilient operating models. We remain committed to helping our clients adapt and thrive through the ongoing uncertainties caused by COVID-19 and, going forward, to the shifting business environment. Notwithstanding the moderate improvement in conditions during the first quarter of 2021, the COVID-19 pandemic continues, and due to the associated uncertainties, we continue to evaluate the nature and scope of the impact to our business and may take further strategic actions in order to manage our business operations, costs and liquidity in response to the ongoing impacts and changing conditions and markets resulting from COVID-19.

We have a business continuity plan in place and have adapted delivery to a work from home model, while actively working to understand our clients’ changing requirements, continuing to ensure data security, prioritizing critical processes, adjusting service levels and managing discretionary costs (such as travel costs) and fixed costs (such as non-critical personnel costs). We have made ongoing efforts to reduce our reliance on travel by incorporating into our business model the ability to conduct business using virtual conferencing and collaboration tools. Our work from home delivery capability steadily improved throughout 2020 and continued to improve during the first quarter of 2021. We estimate that we are able to deliver a significant portion of our clients’ current requirements in a work from home model given the current lockdown restrictions in the locations in which we operate and certain clients not authorizing us to perform the remaining process work remotely due to its sensitive nature. In addition, we have also worked, and continue to work with national, state, and local authorities to comply with applicable rules and regulations related to COVID-19. There continues to be volatility and economic and geopolitical uncertainty in many markets around the world. Despite the efforts described above, there is a risk that if jurisdictions in which we operate reinstate prior restrictions, stagnate in their reopening processes, or implement new restrictions in response to new outbreaks or continued spread, our operations and business could be materially impacted. In late March 2021, a new serious outbreak of the COVID-19 virus began affecting India with an exorbitant spike in the number of COVID patients. The Indian government has reinstated lockdowns limiting in certain cases the movement of our employees to offices. During the same period, the Philippines also began experiencing a spike in the number of COVID patients. Although at present our Indian and Philippines operations have not been materially affected and we have initiated appropriate business continuity procedures, it is possible that these new developments could adversely affect our business and results of operations.

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

We continue to incur additional costs in order to ensure the continuity of our operations and shift towards a work from home model. Such costs include purchase of desktops and laptops for our employees, software and internet connectivity devices, technology tools for productivity enhancement, accommodation, meal, overtime, transportation and regular sanitization and cleaning costs of our offices and facilities. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our work from home model, implement new information technology solutions and security measures to safeguard against information security risks and protect the health and safety of our employees as they gradually return to the office. We believe that these short-to-medium-term costs may benefit us in the long-term, as these steps have broadened our “remote working” capabilities, which we expect to become a permanent feature in our future delivery model, as well as our business continuity plans.

In response to certain anticipated impacts from COVID-19, we implemented a series of temporary cost reduction measures in 2020 which continued in the first quarter of 2021 to further preserve financial flexibility. These actions included the postponement of certain discretionary spending including travel and marketing expenses, reevaluating the pace of our capital expenditures, rationalizing certain of our real estate and facilities, deferring non-critical hiring among others.

Certain impacts of COVID-19 on our business, results of operations, financial position and cash flow during the first quarter of 2021 has been described above and below, however the full extent of the impact for the period beyond the first quarter of 2021 is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; development and availability of effective treatments and vaccines and the speed at which such vaccines are administered; significant increases in healthcare costs in the event that a significant number of our personnel become infected with COVID-19 and require medical treatment; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when COVID-19 subsides. Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our financial results, including but not limited to net revenues, income from operations, net income, cash flow and earnings per share, are not necessarily indicative of the results to be expected for the full fiscal year of 2021. We continue to monitor the implications of COVID-19 on our business, as well as our customers’ and suppliers’ businesses.

For additional information and risks related to COVID-19, see Item 1A - “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Revenues

For the three months ended March 31, 2021, we had revenues of $261.4 million compared to revenues of $246.0 million for the three months ended March 31, 2020, an increase of $15.4 million, or 6.3%.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating 85.8% and 9.5%, respectively, of our total revenues for the three months ended March 31, 2021, and 84.5% and 9.5%, respectively, of our revenues for the three months ended March 31, 2020.

For the three months ended March 31, 2021 and 2020, our total revenues from our top ten clients accounted for 39.3% and 37.3% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(dollars in millions)
Revenues, net	$261.4	$246.0
Cost of revenues(1)	158.8	162.7
Gross profit(1)	102.6	83.3
Operating expenses:
General and administrative expenses	30.7	28.9
Selling and marketing expenses	18.2	14.5
Depreciation and amortization expense	12.1	12.4
Total operating expenses	61.0	55.8
Income from operations	41.6	27.5
Foreign exchange gain, net	0.4	1.4
Interest expense	(2.5)	(3.1)
Other income, net	1.4	2.5
Income before income tax expense and earnings from equity affiliates	40.9	28.3
Income tax expense	9.0	5.8
Income before earnings from equity affiliates	31.9	22.5
Loss from equity-method investment	—	0.1
Net income attributable to ExlService Holdings, Inc. stockholders	$31.9	$22.4

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,			Percentage change
	2021	2020	Change
	(dollars in millions)
Insurance	$91.1	$83.7	$7.4	8.9%
Healthcare	30.3	27.0	3.3	12.0%
Emerging Business	37.7	42.8	(5.1)	(12.0)%
Analytics	102.3	92.5	9.8	10.7%
Total revenues, net	$261.4	$246.0	$15.4	6.3%

Revenues for the three months ended March 31, 2021 were $261.4 million, up $15.4 million, or 6.3%, compared to the three months ended March 31, 2020.

Revenue growth in Insurance of $7.4 million was primarily driven by expansion of business from our existing clients aggregating to $6.4 million and an increase in revenues of $1.1 million that was mainly attributable to the appreciation of the Australian dollar and the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Insurance revenues were 34.9% and 34.0% of our total revenues in the three months ended March 31, 2021 and March 31, 2020, respectively.

Revenue growth in Healthcare of $3.3 million was primarily driven by expansion of business from our new and existing clients aggregating to $3.2 million during the three months ended March 31, 2021. Healthcare revenues were 11.6% and 11.0% of our total revenues in the three months ended March 31, 2021 and March 31, 2020, respectively.

Revenue decline in Emerging Business of $5.1 million was primarily driven by lower travel and transportation volumes due to the impact of COVID-19. Emerging Business revenues were 14.4% and 17.4% of our total revenues in the three months ended March 31, 2021 and March 31, 2020, respectively.

Revenue growth in Analytics of $9.8 million was attributable to the higher volumes in our annuity and project-based engagements from our new and existing clients of $9.2 million and an increase in revenues of $0.6 million mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Analytics revenues were 39.1% and 37.6% of our total revenues in the three months ended March 31, 2021 and March 31, 2020, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended March 31,			Percentage change	Three months ended March 31,		Change
	2021	2020	Change		2021	2020
	(dollars in millions)
Insurance	$56.1	$59.0	$(2.9)	(4.9)%	38.5%	29.6%	8.9%
Healthcare	17.4	19.6	(2.2)	(11.2)%	42.5%	27.5%	15.0%
Emerging Business	20.8	25.5	(4.7)	(18.2)%	44.7%	40.5%	4.2%
Analytics	64.5	58.6	5.9	10.0%	37.0%	36.6%	0.4%
Total	$158.8	$162.7	$(3.9)	(2.4)%	39.2%	33.9%	5.3%

For the three months ended March 31, 2021, cost of revenues was $158.8 million compared to $162.7 million for the three months ended March 31, 2020, a decrease of $3.9 million, or 2.4%. Our gross margin for the three months ended March 31, 2021 was 39.2% compared to 33.9% for the three months ended March 31, 2020, an increase of 530 basis points (“bps”) primarily driven by higher revenues and lower operating costs.

The decrease in cost of revenues in Insurance of $2.9 million was primarily due to decreases in travel costs of $1.9 million, lower employee-related costs of $1.1 million and foreign exchange gain, net of hedging of $0.3 million. This was partially offset by higher technology costs of $0.4 million, primarily due to increased usage of the work from home model. Gross margin in Insurance increased by 890 bps during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher revenues, expansion in margin in certain existing clients and operational efficiencies during the three months ended March 31, 2021.

The decrease in cost of revenues in Healthcare of $2.2 million was primarily due to decreases in employee-related costs of $2.5 million and lower travel costs of $0.3 million. This was partially offset by higher technology costs of $0.4 million, primarily due to increased usage of the work from home model and facilities cost of $0.2 million. Gross margin in Healthcare increased by 1,500 bps during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to higher revenues and increased mix of higher margin business during the three months ended March 31, 2021.

The decrease in cost of revenues in Emerging Business of $4.7 million was primarily due to a decreases in employee-related costs of $3.5 million, lower facilities costs of $0.7 million and lower travel costs of $0.5 million. Gross margin in Emerging Business increased by 420 bps during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to decrease in employee-related costs and other operating costs, partially offset by lower revenues during the three months ended March 31, 2021.

The increase in cost of revenues in Analytics of $5.9 million was primarily due to increase in employee-related costs of $4.8 million, higher other operating costs of $3.0 million and higher technology costs of $0.8 million. This was partially offset by lower travel costs of $1.7 million, foreign exchange gain, net of hedging of $0.4 million and lower facilities costs of $0.6 million. Gross margin in Analytics increased by 40 bps during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to higher revenues and increased mix of higher margin business during the three months ended March 31, 2021.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,		Change	Percentage change
	2021	2020
	(dollars in millions)
General and administrative expenses	$30.7	$28.9	$1.8	6.1%
Selling and marketing expenses	18.2	14.5	3.7	26.1%
Selling, general and administrative expenses	$48.9	$43.4	$5.5	12.8%
As a percentage of revenues	18.7%	17.6%

The increase in SG&A expenses of $5.5 million was primarily due to higher employee-related costs of $6.9 million, higher other operating costs of $1.2 million, partially offset by lower facilities costs of $1.5 million and lower travel costs of $1.1 million due to COVID-19 cost reduction measures.
Depreciation and Amortization.

	Three months ended March 31,		Change	Percentage change
	2021	2020
	(dollars in millions)
Depreciation expense	$8.7	$8.3	$0.4	5.3%
Intangible amortization expense	3.4	4.1	(0.7)	(19.1)%
Depreciation and amortization expense	$12.1	$12.4	$(0.3)	(2.8)%
As a percentage of revenues	4.6%	5.1%

The decrease in intangibles amortization expense of $0.7 million was primarily due to end of useful lives for certain intangible assets during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase in depreciation expense of $0.4 million was primarily due to depreciation related to our investments in new operating centers, internally developed software and accelerated depreciation resulting from a reduction in useful lives related to certain operating centers, due to the impact of COVID-19.
Income from Operations. Income from operations increased by $14.1 million, or 51.2%, from $27.5 million for the three months ended March 31, 2020 to $41.6 million for the three months ended March 31, 2021, primarily due to higher revenues and lower cost of revenues, partially offset by higher SG&A expenses during the three months ended March 31, 2021. As a percentage of revenues, income from operations increased from 11.2% for the three months ended March 31, 2020 to 15.9% for the three months ended March 31, 2021.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the three months ended March 31, 2021. The average exchange rate of the U.S. dollar against the Indian rupee increased from 73.08 during the three months ended March 31, 2020 to 73.17 during the three months ended March 31, 2021. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.28 during the three months ended March 31, 2020 to 1.38 during the three months ended March 31, 2021. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 50.83 during the three months ended March 31, 2020 to 48.39 during the three months ended March 31, 2021. The average exchange rate of the U.S. dollar against the South African ZAR decreased from 16.13 during the three months ended March 31, 2020 to 15.02 during the three months ended March 31, 2021.

We recorded a net foreign exchange gain of $0.4 million for the three months ended March 31, 2021 compared to the net foreign exchange gain of $1.4 million for the three months ended March 31, 2020.

Interest expense. Interest expense decreased from $3.1 million for the three months ended March 31, 2020 to $2.5 million for the three months ended March 31, 2021, primarily due to lower outstanding borrowings and lower effective interest rates of 2.0% under our Credit Facility during the three months ended March 31, 2021, compared to 3.0% during the three months ended March 31, 2020.

Other Income, net.

	Three months ended March 31,			Percentage change
	2021	2020	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$1.1	$2.0	$(0.9)	(46.4)%
Interest and dividend income	0.6	0.5	0.1	13.2%
Other, net	(0.3)	—	(0.3)	100.0%
Other income, net	$1.4	$2.5	$(1.1)	(44.2)%

Other income, net decreased by $1.1 million, from $2.5 million for the three months ended March 31, 2020 to $1.4 million for the three months ended March 31, 2021, primarily due to lower return on mutual fund investments of $1.0 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Income Tax Expense. The effective tax rate increased from 20.7% during the three months ended March 31, 2020 to 21.9% during the three months ended March 31, 2021. We recorded income tax expense of $9.0 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Net Income. Net income increased from $22.4 million for the three months ended March 31, 2020 to $31.9 million for the three months ended March 31, 2021, primarily due to increase in income from operations of $14.1 million and lower interest expense of $0.6 million, partially offset by higher income tax expense of $3.2 million, lower other income, net of $1.1 million and lower foreign exchange gain, net of $1.0 million. As a percentage of revenues, net income increased from 9.1% for the three months ended March 31, 2020 to 12.2% for the three months ended March 31, 2021.

Liquidity and Capital Resources

	Three months ended March 31,
	2021	2020
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$225.5	$127.0
Net cash provided by/(used for) operating activities	15.2	(13.6)
Net cash (used for)/provided by investing activities	(26.0)	36.0
Net cash (used for)/provided by financing activities	(29.0)	86.7
Effect of exchange rate changes	(1.0)	(2.6)
Closing cash, cash equivalents and restricted cash	$184.7	$233.5

As of March 31, 2021 and 2020, we had $375.8 million and $367.4 million, respectively, in cash, cash equivalents and short-term investments, of which $337.5 million, and $273.9 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities regarding distribution to fund our operations in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions.
Operating Activities:

Net cash provided by operating activities was $15.2 million for the three months ended March 31, 2021 compared to net cash used by operating activities of $13.6 million for the three months ended March 31, 2020, reflecting higher cash earnings along with lower working capital needs. The major drivers contributing to the increase of $28.8 million year-over-year included the following:

•Increase in net income of $9.5 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to an increase in income from operations of $14.1 million driven by higher revenues and lower cost of revenues, offset by higher income tax expense of $3.1 million and lower other income, net of interest expense of $1.5 million.

•Changes in accounts receivable, including advance billings, contributed lower cash flow of $14.9 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was a result of the advance collections from certain customers during the three months ended December 31, 2020, partially offset by higher collections of our accounts receivables during the three months ended March 31, 2021. Our accounts receivable days sales outstanding improved to 54 days as of March 31, 2021 from 68 days as of March 31, 2020.

•Increase in accrued employee costs, accrued expenses and other liabilities contributed higher cash flow of $24.2 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to lower payment and higher provisions of annual performance incentive of $12.3 million and higher accrued expenses of $11.9 million, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

•Other drivers increasing cash flows in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 included: income tax expense, net of advances and deferred taxes, of $9.9 million, primarily due to higher income tax provisions and timing of payments.

Investing Activities: Cash flows used for investing activities were $26.0 million for the three months ended March 31, 2021 as compared to cash flows provided by investing activities of $36.0 million for the three months ended March 31, 2020. The decrease is mainly due to net purchase of investments of $13.5 million during three months ended March 31, 2021 as compared to net redemption of investments of $49.0 million during the three months ended March 31, 2020, higher capital expenditures for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $0.3 million, partially offset by an acquisition of an additional stake in our equity affiliate of $0.7 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2021.

Financing Activities: Cash flows used for financing activities were $29.0 million during the three months ended March 31, 2021 as compared to cash flows provided by financing activities of $86.7 million during the three months ended March 31, 2020. The decrease was primarily due to net proceeds of $99.8 million under our revolving Credit Facility and higher proceeds received from the exercise of stock options of $0.9 million during the three months ended March 31, 2020. This was partially offset by higher purchases of treasury stock by $15.0 million under our share repurchase program during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $12.7 million of capital expenditures in the three months ended March 31, 2021. We expect to incur total capital expenditures of between $35.0 million to $40.0 million in 2021, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

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

The Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”) allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from April 1, 2020 and ending December 31, 2020. As of March 31, 2021 and December 31, 2020, we deferred our contributions to FICA of $6.3 million, respectively, under the CARES Act. The deferred amount will be payable as follows: (1) 50% of the deferred amount will be paid on December 31, 2021 and (2) the remaining 50% of the deferred amount will be paid on December 31, 2022.

Financing Arrangements (Debt Facility and Notes)

The following tables summarizes our Debt balances as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	(dollars in millions)
	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$25.0	$—	$25.0

Long-term borrowings	$64.0	$150.0	$214.0
Unamortized debt discount	—	(10.6)	(10.6)
Unamortized debt issuance costs*	—	(0.8)	(0.8)
Long-term borrowings	$64.0	$138.7	$202.7
Total borrowings	$89.0	$138.7	$227.7

	As of December 31, 2020
	(dollars in millions)
	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$25.0	$—	$25.0

Long-term borrowings	$64.0	$150.0	$214.0
Unamortized debt discount	—	(11.2)	(11.2)
Unamortized debt issuance costs*	—	(0.8)	(0.8)
Long-term borrowings	$64.0	$138.0	$202.0
Total borrowings	$89.0	$138.0	$227.0

*Unamortized debt issuance costs for our revolving Credit Facility of $0.4 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively, is presented under “Other current assets” and “Other assets” in our consolidated balance sheets.

See Note 17 - Borrowings to our unaudited consolidated financial statements herein for further details on our debt facilities.
Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of March 31, 2021 and December 31, 2020, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our unaudited and audited consolidated balance sheets, respectively. These are not reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off balance sheet arrangements or obligations.

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2021:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.3	$0.3	$—	$—	$0.6
Operating leases (a)	25.1	46.6	24.3	32.3	128.3
Purchase obligations	3.3	—	—	—	3.3
Other obligations (b)	2.8	5.0	3.9	7.0	18.7
Borrowings:
Principal payments (c)	25.0	64.0	150.0	—	239.0
Interest payments (d)	6.1	10.9	5.3	—	22.3
Total contractual cash obligations (e)	$62.6	$126.8	$183.5	$39.3	$412.2

(a)Represents undiscounted operating lease liabilities payable over the lease term.

(b)Represents estimated employee benefit payments under the Gratuity Plan.

(c)Represents our intent and ability to settle the principal amount of our Notes of $150 million in cash and does not reflect any assumptions about our ability or intent to settle the Notes before their maturity.

(d)Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of March 31, 2021.

(e)Excludes $0.9 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

Certain units of our Indian subsidiaries were established as 100% Export-Oriented units under the Software Technology Parks of India or Special Economic Zone scheme promulgated by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. We have undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled. We believe, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2021, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of March 31, 2021, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    Risk Factors
We have discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), supplemented by the disclosure below, a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider these Risk Factors and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.
The following constitutes a supplement to the 2020 Form 10-K, Part I, Item 1A “Risk Factors” under “Our business, results of operations and financial condition have been adversely affected, and could in the future be materially adversely affected, by the coronavirus pandemic.”
In late March 2021, a new serious outbreak of COVID-19 virus began affecting India. The outbreak has resulted in an exorbitant spike in the number of COVID patients, which has overwhelmed the healthcare infrastructure in India. The Indian government has reinstated lockdowns limiting in certain cases the movement of our employees to offices. During the same period, the Philippines also began experiencing a spike in the number of COVID patients. Although, at present our Indian and

Philippines operations have not been materially affected and we have initiated appropriate business continuity procedures, it is possible that these new developments could adversely affect our business and results of operations.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2021, purchases of common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jan 1, 2021 through Jan 31, 2021	70,539	$84.80	70,539	$116,200,368
Feb 1, 2021 through Feb 28, 2021	98,232	$81.31	73,322	$110,182,102
Mar 1, 2021 through Mar 31, 2021	169,711	$88.66	169,171	$95,182,126
Total	338,482	$85.72	313,032	$—
(1) Includes 25,450 shares of the Company’s common stock acquired by the Company at the price of $79.18 in connection with satisfaction of tax withholding obligations on vested restricted stock. Price paid per share for the restricted stock was the closing price of common stock on the trading day prior to the vesting date of the restricted stock units.

On December 16, 2019, the Company’s Board of Directors authorized a $200 million common stock repurchase program beginning January 1, 2020 through December 31, 2022 (the “2019 Repurchase Program”). Under the Repurchase Program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant.
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

10.1
Third Amendment to Credit Agreement, dated as of April 16, 2021, by and among the Company and the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on April 19, 2021).

10.2	Form of Restricted Stock Unit Agreement (applicable to U.S. Executive Officers) under the 2018 Omnibus Incentive Plan.

10.3	Form of Restricted Stock Unit Agreement (applicable to International Executive Officers) under the 2018 Omnibus Incentive Plan.

10.4	Form of Restricted Stock Unit Agreement (Directors) under the 2018 Omnibus Incentive Plan.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2021	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)