Form 10-Q
period 2021-06-30
ExlService Holdings, Inc.
filed 2021-07-29
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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

As of July 27, 2021, there were 33,174,613 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	As of
	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$150,211	$218,530
Short-term investments	144,533	184,286
Restricted cash	5,065	4,690
Accounts receivable, net	182,111	147,635
Prepaid expenses	12,060	11,344
Advance income tax, net	13,567	5,684
Other current assets	33,615	37,109
Total current assets	541,162	609,278
Property and equipment, net	86,511	92,875
Operating lease right-of-use assets	83,280	91,918
Restricted cash	2,260	2,299
Deferred tax assets, net	24,132	7,749
Intangible assets, net	52,853	59,594
Goodwill	348,747	349,088
Other assets	27,472	32,099
Investment in equity affiliate	2,929	2,957
Total assets	$1,169,346	$1,247,857
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,877	$6,992
Current portion of long-term borrowings	15,000	25,000
Deferred revenue	12,017	32,649
Accrued employee costs	70,496	67,645
Accrued expenses and other current liabilities	76,424	66,410
Current portion of operating lease liabilities	18,039	18,894
Income taxes payable, net	11,256	3,488
Total current liabilities	207,109	221,078
Long-term borrowings, less current portion	139,432	201,961
Operating lease liabilities, less current portion	76,518	84,874
Income taxes payable	1,790	1,790
Deferred tax liabilities, net	902	847
Other non-current liabilities	15,581	18,135
Total liabilities	441,332	528,685
Commitments and contingencies (Refer to Note 24)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,283,853 shares issued and 33,249,709 shares outstanding as of June 30, 2021 and 38,968,052 shares issued and 33,559,434 shares outstanding as of December 31, 2020	39	39
Additional paid-in capital	439,051	420,976

Retained earnings	701,331	641,379
Accumulated other comprehensive loss	(86,745)	(74,984)
Total including shares held in treasury	1,053,676	987,410
Less: 6,034,144 shares as of June 30, 2021 and 5,408,618 shares as of December 31, 2020, held in treasury, at cost	(325,662)	(268,238)
Stockholders’ equity	728,014	719,172

Total equity	728,014	719,172
Total liabilities and stockholders’ equity	$1,169,346	$1,247,857
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues, net	$275,064	$222,473	$536,479	$468,463
Cost of revenues(1)	170,701	158,401	329,522	321,057
Gross profit(1)	104,363	64,072	206,957	147,406
Operating expenses:
General and administrative expenses	36,499	28,750	67,202	57,691
Selling and marketing expenses	19,724	13,051	37,959	27,507
Depreciation and amortization expense	12,310	12,405	24,411	24,855
Total operating expenses	68,533	54,206	129,572	110,053
Income from operations	35,830	9,866	77,385	37,353
Foreign exchange gain, net	1,353	1,359	1,787	2,736
Interest expense	(2,520)	(2,883)	(4,994)	(5,955)
Other income, net	2,215	4,225	3,625	6,754
Income before income tax expense and earnings from equity affiliates	36,878	12,567	77,803	40,888
Income tax expense	8,865	4,072	17,823	9,927
Income before earnings from equity affiliates	28,013	8,495	59,980	30,961
Gain / (loss) from equity-method investment	8	(66)	(28)	(121)
Net income attributable to ExlService Holdings, Inc. stockholders	$28,021	$8,429	$59,952	$30,840
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.83	$0.24	$1.78	$0.90
Diluted	$0.81	$0.24	$1.75	$0.89
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	33,571,074	34,486,202	33,652,146	34,443,884
Diluted	34,389,768	34,597,688	34,353,593	34,659,146

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$28,021	$8,429	$59,952	$30,840
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	(871)	7,721	(303)	(7,125)
Loss on net investment hedges	(1,134)	—	(1,134)	—
Foreign currency translation gain/(loss)	(4,775)	2,273	(6,686)	(19,298)
Reclassification adjustments
(Gain)/loss on cash flow hedges(1)	(2,866)	1,127	(5,695)	198
Retirement benefits(2)	176	97	355	198
Income tax effects relating to above(3)	1,478	(2,388)	1,702	6,645
Total other comprehensive income/(loss)	$(7,992)	$8,830	$(11,761)	$(19,382)
Total comprehensive income/(loss)	$20,029	$17,259	$48,191	$11,458

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended June 30, 2021 and 2020
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of March 31, 2021	39,273,989	$39	$428,882	$673,310	$(78,753)	(5,747,100)	$(297,253)	$726,225
Stock issued against stock-based compensation plans	9,864	—	99	—	—	—	—	99
Stock-based compensation	—	—	10,070	—	—	—	—	10,070
Acquisition of treasury stock	—	—	—	—	—	(287,044)	(28,409)	(28,409)
Other comprehensive loss	—	—	—	—	(7,992)	—	—	(7,992)
Net income	—	—	—	28,021	—	—	—	28,021
Balance as of June 30, 2021	39,283,853	$39	$439,051	$701,331	$(86,745)	(6,034,144)	$(325,662)	$728,014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of March 31, 2020	38,813,775	$39	$396,939	$574,314	$(113,104)	(4,497,779)	$(202,284)	$655,904
Stock issued against stock-based compensation plans	4,590	—	39	—	—	—	—	39
Stock-based compensation	—	—	7,726	—	—	—	—	7,726
Other comprehensive income	—	—	—	—	8,830	—	—	8,830
Net income	—	—	—	8,429	—	—	—	8,429
Balance as of June 30, 2020	38,818,365	$39	$404,704	$582,743	$(104,274)	(4,497,779)	$(202,284)	$680,928

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the six months ended June 30, 2021 and 2020
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2021	38,968,052	$39	$420,976	$641,379	$(74,984)	(5,408,618)	$(268,238)	$719,172
Stock issued against stock-based compensation plans	315,801	—	173	—	—	—	—	173
Stock-based compensation	—	—	17,902	—	—	—	—	17,902
Acquisition of treasury stock	—	—	—	—	—	(625,526)	(57,424)	(57,424)
Other comprehensive loss	—	—	—	—	(11,761)	—	—	(11,761)
Net income	—	—	—	59,952	—	—	—	59,952
Balance as of June 30, 2021	39,283,853	$39	$439,051	$701,331	$(86,745)	(6,034,144)	$(325,662)	$728,014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	38,480,654	$39	$391,240	$551,903	$(84,892)	(4,295,413)	$(188,289)	$670,001
Stock issued against stock-based compensation plans	337,711	—	960	—	—	—	—	960
Stock-based compensation	—	—	12,504	—	—	—	—	12,504
Acquisition of treasury stock	—	—	—	—	—	(202,366)	(13,995)	(13,995)
Other comprehensive loss	—	—	—	—	(19,382)	—	—	(19,382)
Net income	—	—	—	30,840	—	—	—	30,840
Balance as of June 30, 2020	38,818,365	$39	$404,704	$582,743	$(104,274)	(4,497,779)	$(202,284)	$680,928

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$59,952	$30,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,734	24,806
Stock-based compensation expense	17,902	12,504
Amortization of operating lease right-of-use assets	13,632	13,703
Unrealized loss / (gain) on short term investments	6,777	(2,842)
Unrealized foreign exchange gain, net	(2,634)	(3,378)
Deferred income tax benefit	(14,737)	(663)
Allowance for expected credit losses	(390)	389
Loss from equity-method investment	28	121
Amortization of non-cash interest expense related to convertible senior notes	1,364	1,289
Others, net	144	(1,204)
Change in operating assets and liabilities:
Accounts receivable	(34,152)	12,380
Prepaid expenses and other current assets	189	(906)
Advance income tax, net	39	4,446
Other assets	1,589	3,046
Accounts payable	(2,458)	1,943
Deferred revenue	(20,832)	3,066
Accrued employee costs	3,833	(23,497)
Accrued expenses and other liabilities	12,290	(4,305)
Operating lease liabilities	(13,327)	(12,831)
Net cash provided by operating activities	53,943	58,907

Cash flows from investing activities:
Purchases of property and equipment	(19,903)	(22,351)
Proceeds from sale of property and equipment	527	300
Investment in equity affiliate	—	(700)
Purchase of investments	(32,987)	(49,027)
Proceeds from redemption of investments	64,031	72,844
Net cash provided by investing activities	11,668	1,066
Cash flows from financing activities:
Principal payments of finance lease liabilities	(107)	(124)
Proceeds from borrowings	25,000	110,000
Repayments of borrowings	(99,000)	(110,210)
Acquisition of treasury stock	(57,424)	(13,995)
Proceeds from exercise of stock options	174	960
Net cash used for financing activities	(131,357)	(13,369)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,237)	(2,873)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(67,983)	43,731
Cash, cash equivalents and restricted cash at the beginning of the period	225,519	127,044
Cash, cash equivalents and restricted cash at the end of the period	$157,536	$170,775

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,599	$4,224
Income taxes, net of refunds	$18,710	$4,861
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under finance lease	$50	$75

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
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

As of June 30, 2021, the extent to which the global Coronavirus Disease 2019 pandemic (“COVID-19”) will ultimately impact the Company's business depends on numerous dynamic factors, which the Company still cannot reliably predict. As a result, many of the Company's estimates and assumptions herein required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to COVID-19, the Company’s estimates may materially change in future periods. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

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

In January 2021, Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of Topic 848 to include derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). This ASU extends some of Topic 848’s optional expedients and exceptions for contract modifications and hedge accounting to derivative instruments impacted by discounting transition as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. This ASU is effective immediately for all entities with the option to be applied retrospectively as of any date from the beginning of an interim period

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
that includes or is subsequent to March 12, 2020, and prospectively to any new contract modifications made on or after January 7, 2021 through December 31, 2022. The adoption of this ASU did not have a material impact on the Company’s unaudited consolidated financial statements.
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

Revenues and cost of revenues for the three months ended June 30, 2021 and 2020, respectively, for each of the reportable segments, are as follows:

	Three months ended June 30, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$94,719	$28,250	$40,690	$111,405	$275,064
Cost of revenues(1)	59,359	17,685	22,346	71,311	170,701
Gross profit(1)	$35,360	$10,565	$18,344	$40,094	$104,363
Operating expenses					68,533
Foreign exchange gain, interest expense and other income, net					1,048
Income tax expense					8,865
Gain from equity-method investment					8
Net income					$28,021

(1) Exclusive of depreciation and amortization expense.

	Three months ended June 30, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$81,281	$24,978	$34,535	$81,679	$222,473
Cost of revenues(1)	59,113	19,640	22,416	57,232	158,401
Gross profit(1)	$22,168	$5,338	$12,119	$24,447	$64,072
Operating expenses					54,206
Foreign exchange gain, interest expense and other income, net					2,701
Income tax expense					4,072
Loss from equity-method investment					66
Net income					$8,429

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
(1) Exclusive of depreciation and amortization expense.

Revenues and cost of revenues for the six months ended June 30, 2021 and 2020, respectively, for each of the reportable segments, are as follows:

	Six months ended June 30, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$185,879	$58,515	$78,358	$213,727	$536,479
Cost of revenues(1)	115,452	35,076	43,190	135,804	329,522
Gross profit(1)	$70,427	$23,439	$35,168	$77,923	$206,957
Operating expenses					129,572
Foreign exchange gain, interest expense and other income, net					418
Income tax expense					17,823
Loss from equity-method investment					28
Net income					$59,952

(1) Exclusive of depreciation and amortization expense.

	Six months ended June 30, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$165,020	$52,007	$77,326	$174,110	$468,463
Cost of revenues(1)	118,078	39,233	47,898	115,848	321,057
Gross profit(1)	$46,942	$12,774	$29,428	$58,262	$147,406
Operating expenses					110,053
Foreign exchange gain, interest expense and other income, net					3,535
Income tax expense					9,927
Loss from equity-method investment					121
Net income					$30,840

(1) Exclusive of depreciation and amortization expense.

Revenues, net by service type, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
BPM and related services(1)	$163,659	$140,794	$322,752	$294,353
Analytics services	111,405	81,679	213,727	174,110
Revenues, net	$275,064	$222,473	$536,479	$468,463

(1) BPM and related services include revenues of the Company's Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues, net
United States	$235,288	$189,032	$459,656	$396,912
Non-United States
United Kingdom	26,175	18,830	50,926	42,108
Rest of World	13,601	14,611	25,897	29,443
Total Non-United States	39,776	33,441	76,823	71,551
Revenues, net	$275,064	$222,473	$536,479	$468,463

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	June 30, 2021	December 31, 2020
Long-lived assets
India	$87,234	$97,261
United States	46,965	46,659
Philippines	25,635	29,434
Rest of World	9,957	11,439
Long-lived assets	$169,791	$184,793

4. Revenues, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	June 30, 2021	December 31, 2020

Accounts receivable, net	$182,111	$147,635
Contract assets	$3,547	$4,437
Contract liabilities
Deferred revenue (consideration received in advance)	$10,503	$30,450
Consideration received for process transition activities	$1,966	$2,774

Accounts receivable includes $89,237 and $63,995 as of June 30, 2021 and December 31, 2020, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

Contract assets represent upfront payments such as deal signing discounts or deal signing bonuses made to customers. These costs are amortized over the expected period of the benefit and are recorded as an adjustment to transaction price and

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
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

Revenue recognized during the three and six months ended June 30, 2021 and 2020, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Deferred revenue (consideration received in advance)	$3,332	$2,226	$26,953	$8,194
Consideration received for process transition activities	$508	$287	$1,187	$561

Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended		Six months ended		Year ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020

Opening Balance	$785	$1,215	$1,027	$1,307	$1,307
Additions	374	187	374	187	310
Amortization	(292)	(132)	(534)	(224)	(590)
Closing Balance	$867	$1,270	$867	$1,270	$1,027

	Contract Fulfillment Costs
	Three months ended		Six months ended		Year ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020

Opening Balance	$4,419	$6,916	$5,631	$7,255	$7,255
Additions	158	363	164	647	779
Amortization	(883)	(499)	(2,101)	(1,122)	(2,403)
Closing Balance	$3,694	$6,780	$3,694	$6,780	$5,631

There was no impairment for contract acquisition and contract fulfillment costs as of June 30, 2021 and December 31, 2020. The capitalized costs are amortized over the expected period of benefit of the contract.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
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

	As of
	June 30, 2021	December 31, 2020
Accounts receivable, including unbilled receivables	$182,841	$148,824
Less: Allowance for expected credit loss	(730)	(1,189)
Accounts receivable, net	$182,111	$147,635

The movement in allowance for expected credit loss on customer balances for the three and six months ended June 30, 2021 and 2020 and year ended December 31, 2020 was as follows:

	Three months ended		Six months ended		Year ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020
Balance at the beginning of the period	$1,183	$1,346	$1,189	$1,163	$1,163
Additions / (Reductions) during the period	(445)	186	(395)	381	300
Charged against allowance	(13)	(100)	(73)	(100)	(269)
Translation adjustment	5	2	9	(10)	(5)
Balance at the end of the period	$730	$1,434	$730	$1,434	$1,189
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

Diluted weighted-average shares outstanding is affected by the treatment of our 3.5% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The Company has a choice to settle the Notes in cash, shares or any combination of the two. The Company presently intends and has the ability to settle the principal balance of the Notes in cash, and as such, the Company has applied the treasury stock method. The dilution related to the conversion premium, if any, of the Notes is included in the calculation of diluted weighted-average shares outstanding to the extent the issuance is dilutive based on the average stock price during the reporting period being greater than the conversion price of $75. Refer to Note 17 - Borrowings to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerators:
Net income	$28,021	$8,429	$59,952	$30,840
Denominators:
Basic weighted average common shares outstanding	33,571,074	34,486,202	33,652,146	34,443,884
Dilutive effect of share-based awards	330,063	111,486	336,528	215,262
Dilutive effect of conversion premium on convertible notes	488,631	—	364,919	—
Diluted weighted average common shares outstanding	34,389,768	34,597,688	34,353,593	34,659,146
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.83	$0.24	$1.78	$0.90
Diluted	$0.81	$0.24	$1.75	$0.89
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	1,748	638,318	874	404,315
6. Cash, Cash Equivalents and Restricted Cash

For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	June 30, 2021	June 30, 2020	December 31, 2020
Cash and cash equivalents	$150,211	$163,619	$218,530
Restricted cash (current)	5,065	4,858	4,690
Restricted cash (non-current)	2,260	2,298	2,299
Cash, cash equivalents and restricted cash	$157,536	$170,775	$225,519

7. Other Income, net
Other income, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gain on sale and mark-to-market of mutual funds	$1,655	$3,109	$2,758	$5,166
Interest and dividend income	689	632	1,291	1,164
Others, net	(129)	484	(424)	424
Other income, net	$2,215	$4,225	$3,625	$6,754

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	June 30, 2021	December 31, 2020
Owned Assets:
Network equipment and computers	3-5	$110,321	$107,016
Software	3-5	99,187	99,708
Leasehold improvements	3-8	42,547	48,052
Office furniture and equipment	3-8	20,276	22,210
Motor vehicles	2-5	619	599
Buildings	30	1,070	1,089
Land	—	700	712
Capital work in progress	—	5,766	4,647
		280,486	284,033
Less: Accumulated depreciation and amortization		(194,377)	(191,629)
		$86,109	$92,404
Right-of-use assets under finance leases:
Network equipment and computers		$91	$93
Leasehold improvements		1,126	817
Office furniture and equipment		725	255
Motor vehicles		656	688
		2,598	1,853
Less: Accumulated depreciation and amortization		(2,196)	(1,382)
		$402	$471
Property and equipment, net		$86,511	$92,875

Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.

During the three and six months ended June 30, 2021, there were no changes in estimated useful lives of property and equipment.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$8,913	$8,975	$17,653	$17,271

The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization, was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Effect of foreign exchange gain/(loss)	$158	$(71)	$323	$(49)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
Internally developed software costs, included under Software, was as follows:

	As of
	June 30, 2021	December 31, 2020
Cost	$18,827	$18,371
Less : Accumulated amortization	(8,070)	(5,998)
Internally developed software, net	$10,757	$12,373

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Amortization expense	$1,055	$1,846	$2,079	$2,677

As of June 30, 2021 and December 31, 2020, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on undiscounted cash flows is subject to significant judgment and may cause variability in the Company’s assessment of the existence of any impairment.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance at January 1, 2021	$50,499	$21,953	$49,348	$227,288	$349,088
Currency translation adjustments	37	—	(377)	(1)	(341)
Balance at June 30, 2021	$50,536	$21,953	$48,971	$227,287	$348,747

During the fourth quarter of 2020, the Company performed its annual impairment test of goodwill for those reporting units that had goodwill recorded. Based on the results, the fair values of each of the Company’s reporting units exceeded their carrying value and the goodwill was not impaired.

As of June 30, 2021, the Company evaluated the continuing effects of COVID-19 and its impact on the global economy on each of the Company’s reporting units to assess whether there was a triggering event during the quarter requiring the Company to perform a goodwill impairment test. The Company considered continued improvements in current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance in the first and second quarters, business forecasts for the remainder of the year, stock price movements and the Company’s expansion plans. The Company did not identify any triggers or indications of potential impairment for its reporting units as of June 30, 2021.

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

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$71,416	$(29,341)	$42,075
Developed technology	23,533	(14,123)	9,410
Trade names and trademarks	5,100	(4,632)	468
	$100,049	$(48,096)	$51,953
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$100,949	$(48,096)	$52,853

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$73,357	$(27,464)	$45,893
Developed technology	23,510	(11,858)	11,652
Trade names and trademarks	5,100	(3,951)	1,149
	$101,967	$(43,273)	$58,694
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$102,867	$(43,273)	$59,594

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Amortization expense	$3,397	$3,430	$6,758	$7,584

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	6.5
Developed technology	2.3
Trade names and trademarks (Finite lived)	3.3

Estimated future amortization expense related to finite-lived intangible assets as of June 30, 2021 was as follows:
2021 (July 1 - December 31)	$6,018
2022	11,347
2023	9,054
2024	6,712
2025	5,960
2026 and thereafter	12,862
Total	$51,953

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
10. Other Current Assets
Other current assets consist of the following:

	As of
	June 30, 2021	December 31, 2020
Derivative instruments	$7,560	$9,755
Advances to suppliers	2,672	3,906
Receivables from statutory authorities	16,040	15,658
Contract assets	1,742	1,814
Deferred contract fulfillment costs	1,935	2,888
Interest accrued on term deposits	453	169
Others	3,213	2,919
Other current assets	$33,615	$37,109
11. Other Assets
Other assets consist of the following:

	As of
	June 30, 2021	December 31, 2020
Lease deposits	$9,721	$9,788
Derivative instruments	4,631	6,933
Deposits with statutory authorities	6,255	6,341
Term deposits	180	216
Contract assets	1,805	2,623
Deferred contract fulfillment costs	1,759	2,743
Others	3,121	3,455
Other assets	$27,472	$32,099

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2021	December 31, 2020
Accrued expenses	$42,169	$39,951
Payable to statutory authorities	17,850	10,594
Accrued capital expenditures	4,921	7,857
Derivative instruments	681	435
Client liabilities	5,131	4,740
Interest payable	1,398	1,399
Other current liabilities	4,080	1,205
Finance lease liabilities	194	229
Accrued expenses and other current liabilities	$76,424	$66,410
13. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	June 30, 2021	December 31, 2020
Derivative instruments	$1,052	$29
Unrecognized tax benefits	907	907
Retirement benefits	9,332	8,940
Deferred transition revenue	724	924
Accrued capital expenditures	—	3,486
Other liabilities	3,311	3,568
Finance lease liabilities	255	281
Other non-current liabilities	$15,581	$18,135
14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges and net investment hedges in accordance with ASC 815. Cumulative changes in the fair values of these foreign currency exchange contracts are recognized in AOCL on the Company's unaudited consolidated balance sheets. Upon settlement of foreign exchange contracts designated as cash flow hedges, fair value changes are reclassified from AOCL to net income, whereas such fair value changes related to net investment hedges are included in net income when a foreign operation is disposed or partially disposed. The balances as of June 30, 2021 and June 30, 2020 are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

	Foreign currency translation (loss)/gain	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2021	$(86,185)	$13,799	$(2,598)	$(74,984)
Losses recognized during the period	(6,686)	(303)	—	(6,989)
Losses on net investment hedges	(1,134)	—	—	(1,134)
Reclassification to net income (1)	—	(5,695)	355	(5,340)
Income tax effects (2)	1,229	595	(122)	1,702
Accumulated other comprehensive loss as of June 30, 2021	$(92,776)	$8,396	$(2,365)	$(86,745)

Balance as of January 1, 2020	$(87,591)	$4,098	$(1,399)	$(84,892)
Losses recognized during the period	(19,298)	(7,125)	—	(26,423)
Reclassification to net income (1)	—	198	198	396
Income tax effects (2)	4,291	2,106	248	6,645
Accumulated other comprehensive loss as of June 30, 2020	$(102,598)	$(723)	$(953)	$(104,274)

(1) Refer to Note 16 - Derivatives and Hedge Accounting and Note 19 - Employee Benefit Plans to the unaudited consolidated financial statements for reclassification to net income.

(2) These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation gains / (losses). Refer to Note 21 - Income Taxes to the unaudited consolidated financial statements.

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of June 30, 2021 and December 31, 2020.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of June 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$96,481	$—	$—	$96,481
Derivative financial instruments	—	12,191	—	12,191
Total	$96,481	$12,191	$—	$108,672
Liabilities
Derivative financial instruments	$—	$1,733	$—	$1,733
Total	$—	$1,733	$—	$1,733

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$160,441	$—	$—	$160,441
Derivative financial instruments	—	16,688	—	16,688
Total	$160,441	$16,688	$—	$177,129
Liabilities
Derivative financial instruments	$—	$464	$—	$464
Total	$—	$464	$—	$464

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
June 30, 2021
(In thousands, except share and per share amounts)
Convertible Senior Notes:

The total estimated fair value of the convertible senior notes as of June 30, 2021 and December 31, 2020 was $156,121 and $152,384, respectively. The fair value was determined based on the market yields for similar convertible notes as of the June 30, 2021 and December 31, 2020, respectively. The Company considers the fair value of the convertible senior notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.
16. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $520,560 as of June 30, 2021 and $451,935 as of December 31, 2020.

Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of these cash flow hedges is recorded along with the underlying hedged item in the same line of unaudited consolidated statements of income as either a part of “Cost of revenues,” “General and administrative expenses,” “Selling and marketing expenses”, “Depreciation and amortization expense,” as applicable.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.

The Company estimates that approximately $6,891 of derivative gains, net, excluding tax effects, included in AOCL, representing changes in the value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of June 30, 2021. At June 30, 2021, the maximum outstanding term of the cash flow hedges was 45 months.

The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the U.K. pound sterling (GBP) and the Philippine peso. The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro (EUR), South African ZAR, the Australian dollar (AUD) and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to USD 124,195, GBP 6,928, EUR 1,425 and COP 8,172,868 as of June 30, 2021 and USD 143,394, GBP 6,753, EUR 2,447 and COP 8,287,950 as of December 31, 2020.

The Company uses forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investments in foreign subsidiaries. Gains and losses on these net investment hedges are recognized in AOCL as part of foreign currency translation adjustments.

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

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	June 30, 2021	December 31, 2020
Other current assets	$7,472	$9,740
Other assets	$4,631	$6,933
Accrued expenses and other current liabilities	$581	$176
Other non-current liabilities	$1,052	$29

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	June 30, 2021	December 31, 2020
Other current assets	$88	$15
Accrued expenses and other current liabilities	$100	$259

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
Forward Exchange Contracts:	2021	2020	2021	2020
Unrealized gain/(loss) recognized in AOCL
Derivatives in cash flow hedging relationships	$(871)	$7,721	$(303)	$(7,125)

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$(805)	$1,897	$(589)	$(943)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended June 30,
	2021		2020
	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCL

Cost of revenues	$170,701	$2,418	$158,401	$(851)
General and administrative expenses	$36,499	294	$28,750	(187)
Selling and marketing expenses	$19,724	15	$13,051	(9)
Depreciation and amortization expense	$12,310	139	$12,405	(80)
Total before tax		2,866		(1,127)
Income tax benefit/(expense) relating to above		(427)		124
Net of tax		$2,439		$(1,003)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,353	$(805)	$1,359	$1,897
	$1,353	$(805)	$1,359	$1,897

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Six months ended June 30,
	2021		2020
	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCL

Cost of revenues	$329,522	$4,842	$321,057	$(39)
General and administrative expenses	$67,202	546	$57,691	(114)
Selling and marketing expenses	$37,959	28	$27,507	(5)
Depreciation and amortization expense	$24,411	279	$24,855	(40)
Total before tax		5,695		(198)
Income tax benefit/(expense) relating to above		(816)		22
Net of tax		$4,879		$(176)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain /(loss), net	$1,787	$(589)	$2,736	$(943)
	$1,787	$(589)	$2,736	$(943)

Effect of net investment hedges on accumulated other comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	Amount of loss recognized in AOCL		Amount of loss recognized in AOCL
Net investment hedging relationships	2021	2020	2021	2020
Foreign exchange contracts	$1,134	$—	$1,134	$—

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
17. Borrowings
The following tables summarizes the Company’s debt position as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021
	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$15,000	$—	$15,000

Long-term borrowings	$—	$150,000	$150,000
Unamortized debt discount	—	(9,871)	(9,871)
Unamortized debt issuance costs*	—	(697)	(697)
Long-term borrowings	$—	$139,432	$139,432
Total borrowings	$15,000	$139,432	$154,432

	As of December 31, 2020
	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$25,000	$—	$25,000

Long-term borrowings	$64,000	$150,000	$214,000
Unamortized debt discount	—	(11,235)	(11,235)
Unamortized debt issuance costs*	—	(804)	(804)
Long-term borrowings	$64,000	$137,961	$201,961
Total borrowings	$89,000	$137,961	$226,961

*Unamortized debt issuance costs for the Company’s revolving Credit Facility of $361 and $490 as of June 30, 2021 and December 31, 2020, respectively, is presented under “Other current assets” and “Other assets” in the consolidated balance sheets.

Credit Agreement

The Company’s $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”) with certain lenders and Citibank N.A. as Administrative Agent (the “Credit Facility”) carried an effective interest rate as shown below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Effective Interest Rate	1.8%	2.2%	1.9%	2.6%

As of June 30, 2021 and December 31, 2020, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
Convertible Senior Notes

On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000 in an aggregate principal amount of 3.5% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes bear interest at a rate of 3.5% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. Until October 4, 2020, under the Investment Agreement, the Purchaser was restricted from transferring the Notes or any shares of common stock issuable upon conversion of the Notes, or entering into any transaction that transfers such interests to a third party. The Notes carried an effective interest rate as shown below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Effective Interest Rate	3.7%	3.7%	3.7%	3.7%

During the three and six months ended June 30, 2021 and 2020, the Company recognized interest expense and amortization of debt discount, on the Notes as below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest expense on the Notes	$1,312	$1,312	$2,625	$2,625
Amortization of debt discount on the Notes	$691	$654	$1,364	$1,289

Payments / maturities for all of the Company's borrowings as of June 30, 2021 were as follows:

	Notes	Revolving Credit Facility	Total
2021 (July - December)	$—	$15,000	$15,000
2022	—	—	—
2023	—	—	—
2024	150,000	—	150,000
Total	$150,000	$15,000	$165,000
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of June 30, 2021 and December 31, 2020, the Company had outstanding letters of credit of $461, each, that were not recognized in the consolidated balance sheets.
18. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

The Company purchased shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended June 30, 2021	—	$—	$—
Three months ended June 30, 2020	—	$—	$—

Six months ended June 30, 2021	25,450	$2,015	$79.18
Six months ended June 30, 2020	26,601	$2,012	$75.63

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

The Company purchased shares of its common stock, including commissions, under the 2019 Repurchase Program, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended June 30, 2021	287,044	$28,409	$98.97
Three months ended June 30, 2020	—	$—	$—

Six months ended June 30, 2021	600,076	$55,409	$92.34
Six months ended June 30, 2020	175,765	$11,983	$68.18

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
Components of net periodic benefit costs, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service cost	$885	$664	$1,774	$1,342
Interest cost	234	237	469	480
Expected return on plan assets	(200)	(157)	(401)	(318)
Amortization of actuarial loss, gross of tax	176	97	355	198
Net gratuity cost	$1,095	$841	$2,197	$1,702

Income tax benefit on amortization of actuarial loss	(71)	(55)	(122)	(64)
Amortization of actuarial loss, net of tax	$105	$42	$233	$134

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

Change in Plan Assets
Plan assets at January 1, 2021	$11,512
Actual return	394
Employer contribution	—
Benefits paid	(774)
Effect of exchange rate changes	(191)
Plan assets at June 30, 2021	$10,941
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4.0% of employee compensation within certain limits.

The Company's accrual for contributions to the 401(k) Plans were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Contribution to the 401(k) Plans	$753	$29	$2,052	$255

The Company's contribution for various defined benefit plans on behalf of employees in India, the Philippines, the Czech Republic, South Africa, Colombia, Australia and Singapore were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Contribution to the defined benefit plans	$3,418	$2,646	$6,712	$5,624

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

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

Supplemental balance sheet information

	As of
	June 30, 2021	December 31, 2020
Operating Lease
Operating lease right-of-use assets	$83,280	$91,918

Operating lease liabilities - Current	$18,039	$18,894
Operating lease liabilities - Non-current	76,518	84,874
Total operating lease liabilities	$94,557	$103,768

Finance Lease
Property and equipment, gross	$2,598	$1,853
Accumulated depreciation	(2,196)	(1,382)
Property and equipment, net	$402	$471

Finance lease liabilities - Current	$194	$229
Finance lease liabilities - Non-current	255	281
Total finance lease liabilities	$449	$510

Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.

The components of lease cost, which are included in the Company's unaudited consolidated statements of income, are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

Lease cost	Three months ended June 30,		Six months ended June 30,
Finance lease:	2021	2020	2021	2020
Amortization of right-of-use assets	$50	$63	$102	$125
Interest on lease liabilities	22	20	39	50
Operating lease(a)	6,871	6,850	13,632	13,703
Total lease cost	$6,943	$6,933	$13,773	$13,878
(a) Includes short-term leases, which are immaterial.

Supplemental cash flow and other information related to leases are as follows:

	Six months ended June 30,
	2021	2020
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$13,327	$12,831
Operating cash outflows for finance leases	$39	$50
Financing cash outflows for finance leases	$107	$124
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,659	$17,999
Right-of-use assets obtained in exchange for new finance lease liabilities	$50	$75
Weighted-average remaining lease term (in years)
Finance lease	1.8	2.1
Operating lease	5.8	6.8
Weighted-average discount rate
Finance lease	14.1%	10.2%
Operating lease	7.4%	7.4%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

During the six months ended June 30, 2021 and year ended December 31, 2020, the Company modified certain of its operating leases, resulting in a reduction of its lease liabilities by $547 and $3,143 respectively, with a corresponding reduction in ROU assets.

As of June 30, 2021, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
Maturities of lease liabilities as of June 30, 2021 were as follows:

	Operating Leases	Finance Leases
2021 (July 1 - December 31)	$12,366	$146
2022	24,094	179
2023	22,715	134
2024	17,095	58
2025	9,878	21
2026 and thereafter	33,965	6
Total lease payments	$120,113	$544
Less: Imputed interest	25,556	95
Present value of lease liabilities	$94,557	$449

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases
2021	$25,829	$262
2022	24,316	194
2023	22,066	114
2024	17,084	36
2025	9,749	11
2026 and thereafter	34,334	—
Total lease payments	$133,378	$617
Less: Imputed interest	29,610	107
Present value of lease liabilities	$103,768	$510

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

The Company's effective tax rate decreased from 32.4% during the three months ended June 30, 2020 to 24.0% during the three months ended June 30, 2021. The Company recorded income tax expense of $8,865 and $4,072 for the three months ended June 30, 2021 and 2020, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, partially offset by recording of a one-time tax expense of $1,320 due to election of a new tax regime, during the three months ended June 30, 2020, for two of the Company's Indian subsidiaries that provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits.

The Company's effective tax rate decreased from 24.3% during the six months ended June 30, 2020 to 22.9% during the six months ended June 30, 2021. The Company recorded income tax expense of $17,823 and $9,927 for the six months ended June 30, 2021 and 2020, respectively. The increase in the income tax expense was primarily as a result of higher profit during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, which was partially offset by (i) recording of a one-time tax expense of $1,320 due to election of a new tax regime, during the six months ended June 30, 2020, for two of the Company's Indian subsidiaries that provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits and (ii) recording of higher excess tax benefits related to stock awards of $1,822 pursuant to ASU No. 2016-09 during the six months ended June 30, 2020, compared to $1,028 during the six months ended June 30, 2021.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

During the three months ended June 30, 2021, the Company repatriated to the United States $49,000 (net of $2,586 withholding taxes) from India, $42,500 (net of $7,494 withholding taxes) from the Philippines and $17,000 (net of $908 withholding taxes) from India in July 2021. As of June 30, 2021, the Company accrued withholding taxes of $10,988 associated with these distributions and increased the Company’s deferred tax assets. These distributions do not constitute a change in the Company’s permanent reinvestment assertion. The Company bases its decision to continue to indefinitely reinvest earnings in India and the Philippines on its estimate of the working capital required to support its operations in these geographies and periodically reviews its capital initiatives to support and expand the Company’s global operations, as well as an economically viable rate of return on its investments made in India and the Philippines as compared to those made in the United States.

Income tax (deferred) recognized in “Other comprehensive income / (loss)” were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Deferred taxes benefit / (expense) recognized on:
Unrealized gain / (loss) on cash flow hedges	$177	$(2,578)	$(221)	$2,128
Reclassification adjustment for cash flow hedges	427	(124)	816	(22)
Reclassification adjustment for retirement benefits	(71)	(55)	(122)	(64)
Effect of tax rate changes on retirement benefits	—	312	—	312
Foreign currency translation loss	945	57	1,229	4,291
Total Income tax benefit recognized in other comprehensive income / (loss)	$1,478	$(2,388)	$1,702	$6,645

22. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of revenues	$1,854	$1,624	$3,390	$3,042
General and administrative expenses	4,608	3,112	7,906	4,680
Selling and marketing expenses	3,608	2,990	6,606	4,782
Total	$10,070	$7,726	$17,902	$12,504

As of June 30, 2021, the Company had 1,892,706 shares available for grant under the 2018 Omnibus Incentive Plan.

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	31,265	$25.43	$1,866	1.9
Granted	—	—	—	—
Exercised	(7,016)	24.77	467	—
Forfeited	—	—	—	—
Outstanding at June 30, 2021	24,249	$25.63	$1,955	1.6
Vested and exercisable at June 30, 2021	24,249	$25.63	$1,955	1.6
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock
	Number	Weighted Average Fair Value
Outstanding at December 31, 2020*	903,666	$67.84
Granted	356,177	84.59
Vested	(327,689)	63.74
Forfeited	(31,491)	71.32
Outstanding at June 30, 2021*	900,663	$75.83

* As of June 30, 2021 and December 31, 2020 restricted stock units vested for which the underlying common stock is yet to be issued was 200,542 and 181,638 respectively.
As of June 30, 2021, unrecognized compensation cost of $57,540 is expected to be expensed over a weighted average period of 2.8 years.
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the six months ended June 30, 2021, the Company granted PRSUs that cliff vest at the end of a three year period based on a market condition that is contingent on the Company's meeting the total shareholder return relative to a group of peer companies specified under the program measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets.

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2020	105,892	$72.32	105,868	$97.85
Granted	—	—	121,180	119.80
Vested	—	—	—	—
Forfeited	(157)	78.34	(157)	102.10
Outstanding at June 30, 2021	105,735	$72.31	226,891	$109.57
As of June 30, 2021, unrecognized compensation cost of $18,481 is expected to be expensed over a weighted average period of 2.1 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
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

The Company had outstanding Notes with a principal amount of $150,000 each as of June 30, 2021 and December 31, 2020 and interest accrued of $1,312 and $1,313 as of June 30, 2021 and December 31, 2020, respectively, related to the Investment Agreement.

The Company recognized interest expense on the Notes related to the Investment Agreements as below. Refer to Note 17 – Borrowings to the unaudited consolidated financial statements for details.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest expense on Notes	$1,312	$1,312	$2,625	$2,625

24. Commitments and Contingencies

Capital Commitments

At June 30, 2021, the Company had committed to spend approximately $7,100 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in the unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment, net”.

Other Commitments

Certain units of the Company’s Indian subsidiaries were established as 100% Export-Oriented units or under the Software Technology Parks of India or Special Economic Zone scheme promulgated by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores and spares consumed duty free, in the event that certain terms and conditions are not fulfilled. The Company believes, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

The Company’s operations centers in the Philippines are registered with the Philippine Economic Zone Authority. The registration provides the Company with certain fiscal incentives on the import of capital goods and local purchase of services and materials and requires ExlService Philippines, Inc. to meet certain performance and investment criteria. The Company believes that these centers have in the past satisfied and will continue to satisfy the required criteria.

Contingencies

Transfer pricing regulations generally require that any controlled intercompany transactions involving related entities be at an arm’s-length price. Accordingly, the Company determines the appropriate transfer prices for transactions among its related entities on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are unrelated. Tax authorities have jurisdiction to review transfer pricing results, and in the event that they determine that the transfer price applied was not appropriate, the Company may incur additional tax, interest and penalties. The Company is currently involved in transfer pricing disputes with Indian tax authorities regarding transactions with some of its related entities.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2021
(In thousands, except share and per share amounts)
Further, the Company and a U.S. subsidiary are engaged in tax litigation with Indian tax authorities regarding a permanent establishment matter. For the United States, the Philippines and India, tax year 2016 and subsequent tax years remain open for examination by the tax authorities as of June 30, 2021.

The aggregate amount demanded by Indian tax authorities (net of advance payments, if any) from the Company related to its transfer pricing and other corporate tax issues for tax years 2003 to 2019 and its permanent establishment issues for tax years 2003 to 2006 as of June 30, 2021 and December 31, 2020 is $26,180 and $16,748, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $8,003 and $8,120, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,221 and $6,307 as of June 30, 2021 and December 31, 2020, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,782 and $1,813 as of June 30, 2021 and December 31, 2020, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheets.

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

From time to time, the Company, its subsidiaries, and/or their present officers or directors, on individual basis, may be or have been, named as a defendant in litigation matters, including employment-related claims. The plaintiffs in those cases seek damages, including, where applicable, compensatory damages, punitive damages and attorney’s fees. With respect to pending litigation matters as of the reporting date, the Company believes that the damages amounts claimed in such cases are not meaningful indicators of the potential liabilities of the Company, that these matters are without merit, and that the Company intends to vigorously defend each of them.

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

We have described in this Quarterly Report on Form 10-Q, the impact of the global Coronavirus Disease 2019 pandemic (“COVID-19”) on our financial results for the three months ended June 30, 2021. See "Cautionary Note Regarding Forward-Looking Statements" below, Item 1A -“Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further information regarding risks and uncertainties relating to COVID-19.
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

Continued impact of COVID-19 on Our Business

The global COVID-19 pandemic continues to materially impact worldwide economic activity and levels of business confidence and has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. During 2020, COVID-19 materially impacted our business, however during the first half of 2021, we saw moderate improvement in key indicators, despite being prevented from conducting business activities as usual from geographies affected by new variants of the COVID-19 virus. Over the course of 2020, and continuing into 2021, our customers, contractors, suppliers, and other partners adapted in order to conduct business activities in a COVID-19 environment. The U.S. economy continued on a path to recovery in the first half of 2021 with millions of Americans receiving the COVID-19 vaccine, and states and municipalities increasingly reopening. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic. As the global economy begins to emerge from the impact of COVID-19 in 2021, our clients are focused on receiving personalized customer experiences, optimizing costs and supporting resilient operating models. We remain committed to helping our clients adapt and thrive through the ongoing uncertainties caused by COVID-19 and, going forward, to the shifting business environment. Notwithstanding the moderate improvement in conditions during the first half of 2021, the COVID-19 pandemic continues, with temporary shutdowns at our operations centers requested or mandated by governmental authorities, and due to the associated uncertainties, we continue to evaluate the nature and scope of the impact to our business and may take further strategic actions in order to manage our business operations, costs and liquidity in response to the ongoing impacts and changing conditions and markets resulting from COVID-19.

We have a business continuity plan in place and have, since early in the pandemic, adapted delivery to a work from home model, while actively working to understand our clients’ changing requirements, continuing to ensure data security, prioritizing critical processes, adjusting service levels and managing discretionary costs (such as travel costs) and fixed costs (such as non-critical personnel costs). We have made ongoing efforts to reduce our reliance on travel by incorporating into our business model the ability to conduct business using virtual conferencing and collaboration tools. Our work from home delivery capability steadily improved throughout 2020 and continued to improve during the first half of 2021. We estimate that we are able to deliver a significant portion of our clients’ current requirements in a work from home model given the current lockdown restrictions in the locations in which we operate and certain clients not authorizing us to perform the remaining process work remotely due to its sensitive nature. In addition, we have also worked, and continue to work with national, state, and local authorities to comply with applicable rules and regulations related to COVID-19. There continues to be volatility and economic and geopolitical uncertainty in many markets around the world due to the emergence and spread of new variants of COVID-19 across geographies. Despite the efforts described above, there is a risk that if jurisdictions in which we operate reinstate prior restrictions, stagnate in their reopening processes, or implement new restrictions in response to new outbreaks or continued spread, our operations and business could be materially impacted. In late March 2021, a new serious outbreak of the COVID-19 virus began affecting India with an exorbitant spike in the number of COVID patients. The Indian government reinstated lockdowns limiting in certain cases the movement of our employees to offices, however these lockdowns were lifted as the situation in India improved. During the same period, the Philippines also began experiencing a spike in the number of COVID patients. Our Indian and Philippines operations were not materially affected as we initiated appropriate business continuity procedures, so as to minimize the effects of these new developments, but it is possible that our business and results of operations could nevertheless be materially affected if any further developments, including new variants of the COVID-19 virus, emerge.

We also took actions in response to the pandemic that focused on helping our employees. In the geographies most affected by the recent COVID-19 variants, these actions included healthcare support including securing and administering vaccines for our employees, facilitating our employees’ access to medical equipment, providing ambulance services and online medical consultations, extending medical insurance to our employees’ family members and enhancing the dollar value of such coverage. We also instituted a one-time employee compensation payment to beneficiaries of employees, facilitated voluntary contributions from our clients and employees to support the family members of deceased employees and providing financial support for their children's education. Other actions included disseminating guidance and information to our employees, facilitating work from home, implementing best practices for employees while working from home, periodic CEO messaging, various programs aimed at employee wellness, including a global wellness program, enhanced leave for employees affected by COVID-19, enhanced awareness towards information security, and updated cyber security and data privacy policies, among others. We continue to have broad travel restrictions and largely operating in virtual-only events for the safety of our employees and our customers. We also implemented pandemic-specific protocols for our essential employees whose jobs require them to be on-site or with our customers by implementing additional safety measures at all of our facilities, including increased frequency in cleaning and disinfecting, and enhanced hygiene and social distancing practices.

We continue to incur additional costs in order to ensure the continuity of our operations and support our work from home model. Such costs include purchase of desktops and laptops for our employees, software and internet connectivity devices, technology tools for productivity enhancement, accommodation, meal, overtime, transportation and regular sanitization and cleaning costs of our offices and facilities. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our work from home model, implement new information technology solutions and security measures to safeguard against information security risks and protect the health and safety of our employees as they gradually return to the office. We believe that these short-to-medium-term costs may benefit us in the long-term, as these steps have broadened our “remote working” capabilities, which we expect to become a permanent feature in our future delivery model, as well as our business continuity plans.

In response to certain anticipated impacts from COVID-19, we implemented a series of temporary cost reduction measures in 2020 which continued in the first half of 2021 to further preserve financial flexibility. These actions included the postponement of certain discretionary spending including travel and marketing expenses, reevaluating the pace of our capital expenditures, rationalizing certain of our real estate and facilities, deferring non-critical hiring among others.

Certain impacts of COVID-19 on our business, results of operations, financial position and cash flow during the first half of 2021 has been described above and below, however the full extent of the impact for the period beyond the first half of 2021 is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; the effectiveness of actions taken to contain or mitigate the pandemic and prevent or limit any reoccurrence; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; development and availability of effective treatments and vaccines and the speed at which such vaccines are administered; significant increases in healthcare costs in the event that a significant number of our personnel become infected with COVID-19 and require medical treatment; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when COVID-19 subsides. Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our financial results, including but not limited to net revenues, income from operations, net income, cash flow and earnings per share, are not necessarily indicative of the results to be expected for the full fiscal year of 2021. We continue to monitor the implications of COVID-19 on our business, as well as our customers’ and suppliers’ businesses.

For additional information and risks related to COVID-19, see Item 1A - “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Revenues

For the three months ended June 30, 2021, we had revenues of $275.1 million compared to revenues of $222.5 million for the three months ended June 30, 2020, an increase of $52.6 million, or 23.6%. For the six months ended June 30, 2021, we had revenues of $536.5 million compared to revenues of $468.5 million for the six months ended June 30, 2020, an increase of $68.0 million, or 14.5%.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating 85.5% and 9.5%, respectively, of our total revenues for the three months ended June 30, 2021, and 85.0% and 8.5%, respectively, of our total revenues for the three months ended June 30, 2020. For the six months ended June 30, 2021, these two regions generated 85.7% and 9.5%, respectively, of our total revenues and 84.7% and 9.0%, respectively, of our total revenues for the six months ended June 30, 2020.

For the three months ended June 30, 2021 and 2020, our total revenues from our top ten clients accounted for 37.8% and 38.7% of our total revenues, respectively. For the six months ended June 30, 2021 and 2020, our total revenues from our top ten clients accounted for 38.5% and 37.1% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

Analytics: Our analytics services focus on driving improved business outcomes for our customers by unlocking deep insights from data and create data-driven solutions across all parts of our customers’ business. We also provide care optimization and reimbursement optimization services, for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, payment integrity and care management and data management. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house Machine Learning (“ML”) and Artificial Intelligence (“AI”) capabilities to create insights and improve decision making for our clients. We actively cross-sell and, where appropriate, integrate our Analytics services with other operations management services as part of a comprehensive offering for our clients. Our projects-based analytics services are cyclical and can be significantly affected by variations in business cycles. In addition, our projects-based analytics services are documented in contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to fluctuations and uncertainties in the revenues generated from providing analytics services.

We anticipate that revenues from our analytics services will grow as we expand our service offerings and client base, both organically and through acquisitions.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates, during the three and six months ended June 30, 2021, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations
The following table summarizes our results of operations for the three months and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(dollars in millions)		(dollars in millions)
Revenues, net	$275.1	$222.5	$536.5	$468.5
Cost of revenues(1)	170.7	158.4	329.5	321.1
Gross profit(1)	104.4	64.1	207.0	147.4
Operating expenses:
General and administrative expenses	36.5	28.8	67.2	57.7
Selling and marketing expenses	19.8	13.0	38.0	27.5
Depreciation and amortization expense	12.3	12.4	24.4	24.9
Total operating expenses	68.6	54.2	129.6	110.1
Income from operations	35.8	9.9	77.4	37.3
Foreign exchange gain, net	1.4	1.4	1.8	2.7
Interest expense	(2.5)	(2.9)	(5.0)	(6.0)
Other income, net	2.2	4.2	3.6	6.8
Income before income tax expense and earnings from equity affiliates	36.9	12.6	77.8	40.8
Income tax expense	8.9	4.1	17.9	9.9
Income before earnings from equity affiliates	28.0	8.5	59.9	30.9
Loss from equity-method investment	—	0.1	—	0.1
Net income attributable to ExlService Holdings, Inc. stockholders	$28.0	$8.4	$59.9	$30.8

(1) Exclusive of depreciation and amortization expense.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,			Percentage change
	2021	2020	Change
	(dollars in millions)
Insurance	$94.7	$81.3	$13.4	16.5%
Healthcare	28.3	25.0	3.3	13.1%
Emerging Business	40.7	34.5	6.2	17.8%
Analytics	111.4	81.7	29.7	36.4%
Total revenues, net	$275.1	$222.5	$52.6	23.6%

Revenues for the three months ended June 30, 2021 were $275.1 million, up $52.6 million, or 23.6%, compared to the three months ended June 30, 2020.

Revenue growth in Insurance of $13.4 million was primarily driven by expansion of business from our existing clients aggregating to $12.1 million and an increase in revenues of $1.3 million that was mainly attributable to the appreciation of the Australian dollar, the U.K. pound sterling and the South African ZAR against the U.S. dollar during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Insurance revenues were 34.4% and 36.5% of our total revenues in the three months ended June 30, 2021 and June 30, 2020, respectively.

Revenue growth in Healthcare of $3.3 million was primarily driven by expansion of business from our new and existing clients aggregating to $3.3 million during the three months ended June 30, 2021. Healthcare revenues were 10.3% and 11.2% of our total revenues in the three months ended June 30, 2021 and June 30, 2020, respectively.

Revenue growth in Emerging Business of $6.2 million was primarily driven by expansion of business from our new and existing clients aggregating to $5.6 million and an increase in revenues of $0.6 million that was mainly attributable to the appreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Emerging Business revenues were 14.8% and 15.5% of our total revenues in the three months ended June 30, 2021 and June 30, 2020, respectively.

Revenue growth in Analytics of $29.7 million was attributable to the higher volumes in our annuity and project-based engagements from our new and existing clients of $28.7 million and an increase in revenues of $1.0 million mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Analytics revenues were 40.5% and 36.7% of our total revenues in the three months ended June 30, 2021 and June 30, 2020, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended June 30,		Change	Percentage change	Three months ended June 30,		Change
	2021	2020			2021	2020
	(dollars in millions)
Insurance	$59.4	$59.1	$0.3	0.5%	37.3%	27.3%	10.0%
Healthcare	17.7	19.6	(1.9)	(9.7)%	37.4%	21.4%	16.0%
Emerging Business	22.3	22.5	(0.2)	(0.9)%	45.1%	35.1%	10.0%
Analytics	71.3	57.2	14.1	24.7%	36.0%	29.9%	6.1%
Total	$170.7	$158.4	$12.3	7.8%	37.9%	28.8%	9.1%

For the three months ended June 30, 2021, cost of revenues was $170.7 million compared to $158.4 million for the three months ended June 30, 2020, an increase of $12.3 million, or 7.8%. Our gross margin for the three months ended June 30, 2021 was 37.9% compared to 28.8% for the three months ended June 30, 2020, an increase of 9.1% primarily driven by higher revenues and operational efficiencies during the three months ended June 30, 2021, compared to the impact of COVID-19 related expenses during the three months ended June 30, 2020.

The increase in cost of revenues in Insurance of $0.3 million for the three months ended June 30, 2021 was primarily due to increases in employee-related costs, partially offset by lower COVID-19 related expenses. Gross margin in Insurance increased by 10.0% during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to higher revenues and operational efficiencies during the three months ended June 30, 2021, compared to the impact of COVID-19 related expenses during the three months ended June 30, 2020.

The decrease in cost of revenues in Healthcare of $1.9 million for the three months ended June 30, 2021 was primarily due to decreases in employee-related costs of $1.9 million. Gross margin in Healthcare increased by 16.0% during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to higher revenues during the three months ended June 30, 2021, compared to the impact of COVID-19 related expenses during the three months ended June 30, 2020.

The decrease in cost of revenues in Emerging Business of $0.2 million for the three months ended June 30, 2021 was primarily due to decreases in employee-related costs. Gross margin in Emerging Business increased by 10.0% during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to higher revenues, decrease in employee-related costs and operational efficiencies during the three months ended June 30, 2021, compared to the impact of COVID-19 related expenses during the three months ended June 30, 2020.

The increase in cost of revenues in Analytics of $14.1 million for the three months ended June 30, 2021 was primarily due to increases in employee-related costs of $8.5 million, higher other operating costs of $5.2 million and higher technology costs of $0.4 million. Gross margin in Analytics increased by 6.1% during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to higher revenues during the three months ended June 30, 2021, compared to the impact of COVID-19 related expenses during the three months ended June 30, 2020.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,		Change	Percentage change
	2021	2020
	(dollars in millions)
General and administrative expenses	$36.5	$28.8	$7.7	26.7%
Selling and marketing expenses	19.8	13.0	6.8	52.3%
Selling, general and administrative expenses	$56.3	$41.8	$14.5	34.7%
As a percentage of revenues	20.4%	18.8%

The increase in SG&A expenses of $14.5 million was primarily due to higher employee-related costs of $13.0 million, COVID-19-related expenses of $2.2 million, primarily related to financial support to family members of deceased employees and higher other operating costs of $0.6 million, partially offset by lower facilities costs of $1.3 million due to optimization of office space.
Depreciation and Amortization.

	Three months ended June 30,		Change	Percentage change
	2021	2020
	(dollars in millions)
Depreciation expense	$8.9	$9.0	$(0.1)	(1.1)%
Intangible amortization expense	3.4	3.4	—	—%
Depreciation and amortization expense	$12.3	$12.4	$(0.1)	(0.8)%
As a percentage of revenues	4.5%	5.6%

The decrease in depreciation expense of $0.1 million was primarily due to lower depreciation on assets related to operating centers closed as a result of optimization of office space and increased reliance on the work from home model, due to the impact of COVID-19 during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

Income from Operations. Income from operations increased by $25.9 million, or 261.6%, from $9.9 million for the three months ended June 30, 2020 to $35.8 million for the three months ended June 30, 2021, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the three months ended June 30, 2021. As a percentage of revenues, income from operations increased from 4.4% for the three months ended June 30, 2020 to 13.0% for the three months ended June 30, 2021.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the three months ended June 30, 2021. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 75.41 during the three months ended June 30, 2020 to 73.67 during the three months ended June 30, 2021. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.24 during the three months ended June 30, 2020 to 1.40 during the three months ended June 30, 2021. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 50.28 during the three months ended June 30, 2020 to 48.20 during the three months ended June 30, 2021. The average exchange rate of the U.S. dollar against the South African ZAR decreased from 17.66 during the three months ended June 30, 2020 to 14.15 during the three months ended June 30, 2021.

We recorded a net foreign exchange gain of $1.4 million, each, for the three months ended June 30, 2021 and 2020.

Interest expense. Interest expense decreased from $2.9 million for the three months ended June 30, 2020 to $2.5 million for the three months ended June 30, 2021, primarily due to lower outstanding borrowings and lower effective interest rates of

1.8% under our Credit Facility during the three months ended June 30, 2021, compared to 2.2% during the three months ended June 30, 2020.
Other Income, net.

	Three months ended June 30,			Percentage change
	2021	2020	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$1.6	$3.1	$(1.5)	(48.4)%
Interest and dividend income	0.7	0.6	0.1	16.7%
Other, net	(0.1)	0.5	(0.6)	(120.0)%
Other income, net	$2.2	$4.2	$(2.0)	(47.6)%

Other income, net decreased by $2.0 million, from $4.2 million for the three months ended June 30, 2020 to $2.2 million for the three months ended June 30, 2021, primarily due to lower return on mutual fund investments of $1.5 million, partially offset by increase in interest income of $0.1 million during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

Income Tax Expense. The effective tax rate decreased from 32.4% during the three months ended June 30, 2020 to 24.0% during the three months ended June 30, 2021. We recorded income tax expense of $8.9 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, partially offset by recording of a one-time tax expense of $1.3 million due to the election of a new tax regime, during the three months ended June 30, 2020, for two of our Indian subsidiaries that provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits.

Net Income. Net income increased from $8.4 million for the three months ended June 30, 2020 to $28.0 million for the three months ended June 30, 2021, primarily due to increase in income from operations of $25.9 million, lower interest expense of $0.4 million and lower loss from equity-method investment of $0.1 million, partially offset by higher income tax expense of $4.8 million and lower other income, net of $2.0 million. As a percentage of revenues, net income increased from 3.8% for the three months ended June 30, 2020 to 10.2% for the three months ended June 30, 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues.

The following table summarizes our revenues by reportable segments for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,			Percentage change
	2021	2020	Change
	(dollars in millions)
Insurance	$185.8	$165.0	$20.8	12.6%
Healthcare	58.6	52.0	6.6	12.5%
Emerging Business	78.4	77.4	1.0	1.3%
Analytics	213.7	174.1	39.6	22.8%
Total revenues, net	$536.5	$468.5	$68.0	14.5%

Revenues for the six months ended June 30, 2021 were $536.5 million, up $68.0 million, or 14.5%, compared to the six months ended June 30, 2020.

Revenue growth in Insurance of $20.8 million was primarily driven by expansion of business from our existing clients aggregating to $18.4 million and an increase in revenues $2.4 million that was mainly attributable to the appreciation of the Australian dollar, the U.K. pound sterling and the South African ZAR against the U.S. dollar during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Insurance revenues were 34.6% and 35.2% of our total revenues in the six months ended June 30, 2021 and June 30, 2020, respectively.

Revenue growth in Healthcare of $6.6 million was primarily driven by expansion of business from our new and existing clients aggregating to $6.6 million during the six months ended June 30, 2021. Healthcare revenues were 10.9% and 11.1% of our total revenues in the six months ended June 30, 2021 and June 30, 2020, respectively.

Revenue growth in Emerging Business of $1.0 million was primarily driven by expansion of business from our new clients and existing clients aggregating to $0.3 million and an increase in revenues of $0.7 million that was mainly attributable to the appreciation of the Indian rupee and the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Emerging Business revenues were 14.6% and 16.5% of our total revenues in the six months ended June 30, 2021 and June 30, 2020, respectively.

Revenue growth in Analytics of $39.6 million was attributable to the higher volumes in our annuity and project based engagements from our new and existing clients of $37.9 million and an increase in revenues $1.7 million mainly attributable to the appreciation of the U.K. pound sterling and the South African ZAR against the U.S. dollar during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Analytics revenues were 39.8% and 37.2% of our total revenues in the six months ended June 30, 2021 and June 30, 2020, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Six months ended June 30,			Percentage change	Six months ended June 30,		Change
	2021	2020	Change		2021	2020
	(dollars in millions)
Insurance	$115.5	$118.1	$(2.6)	(2.2)%	37.9%	28.4%	9.5%
Healthcare	35.1	39.2	(4.1)	(10.5)%	40.1%	24.6%	15.5%
Emerging Business	43.1	48.0	(4.9)	(10.2)%	44.9%	38.1%	6.8%
Analytics	135.8	115.8	20.0	17.3%	36.5%	33.5%	3.0%
Total	$329.5	$321.1	$8.4	2.6%	38.6%	31.5%	7.1%

For the six months ended June 30, 2021, cost of revenues was $329.5 million compared to $321.1 million for the six months ended June 30, 2020, an increase of $8.4 million, or 2.6%. Our gross margin for the six months ended June 30, 2021 was 38.6% compared to 31.5% for six months ended June 30, 2020, an increase of 7.1% primarily driven by higher revenues and operational efficiencies during the six months ended June 30, 2021, compared to the impact of COVID-19 related expenses during the six months ended June 30, 2020.

The decrease in cost of revenues in Insurance of $2.6 million for the six months ended June 30, 2021 was primarily due to decreases in other operating costs of $4.4 million, due to the impact of COVID-19 related expenses during the six months ended June 30, 2020 and foreign exchange gain, net of hedging of $0.1 million. This was partially offset by higher employee-related costs of $1.9 million. Gross margin in Insurance increased by 9.5% during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher revenues, expansion in margin in certain existing clients and operational efficiencies during the six months ended June 30, 2021, compared to the impact of COVID-19 related expenses during the six months ended June 30, 2020.

The decrease in cost of revenues in Healthcare of $4.1 million for the six months ended June 30, 2021 was primarily due to decreases in employee-related costs of $4.3 million, partially offset by higher other operating costs of $0.2 million. Gross margin in Healthcare increased by 15.5% during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher revenues during the six months ended June 30, 2021, compared to the impact of COVID-19 related expenses during the six months ended June 30, 2020.

The decrease in cost of revenues in Emerging Business of $4.9 million for the six months ended June 30, 2021 was primarily due to decreases in employee-related costs of $3.8 million, lower other operating costs of $0.9 million and foreign exchange gain, net of hedging $0.2 million. Gross margin in Emerging Business increased by 6.8% during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher revenues, decrease in employee-related costs and higher operational efficiencies during the six months ended June 30, 2021, compared to the impact of COVID-19 related expenses during the six months ended June 30, 2020.

The increase in cost of revenues in Analytics of $20.0 million for the six months ended June 30, 2021 was primarily due to increases in employee-related costs of $13.3 million, higher other operating costs of $7.4 million and higher technology costs of $1.2 million, primarily due to increased usage of the work from home model. This was partially offset by lower travel costs of $1.5 million and foreign exchange gain, net of hedging of $0.4 million. Gross margin in Analytics increased by 3.0% during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to higher revenues during the six months ended June 30, 2021, compared to the impact of COVID-19 related expenses during the six months ended June 30, 2020.

Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,			Percentage change
	2021	2020	Change
	(dollars in millions)
General and administrative expenses	$67.2	$57.7	$9.5	16.5%
Selling and marketing expenses	38.0	27.5	10.5	38.2%
Selling, general and administrative expenses	$105.2	$85.2	$20.0	23.5%
As a percentage of revenues	19.6%	18.2%

The increase in SG&A expenses of $20.0 million was primarily due to higher employee-related costs of $19.7 million, COVID-19-related expenses of $2.2 million primarily related to financial support to family members of deceased employees, higher other operating costs of $2.0 million, partially offset by lower facilities costs of $2.8 million due to optimization of office space and lower travel costs of $1.1 million due to COVID-19 cost reduction measures.

Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2021	2020	Change
	(dollars in millions)
Depreciation expense	$17.6	$17.3	$0.3	1.7%
Intangible amortization expense	6.8	7.6	(0.8)	(10.5)%
Depreciation and amortization expense	$24.4	$24.9	$(0.5)	(2.0)%
As a percentage of revenues	4.6%	5.3%

The decrease in intangibles amortization expense of $0.8 million was primarily due to end of useful lives for certain intangible assets during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in depreciation expense of $0.3 million was primarily due to depreciation related to our investments in new operating centers, internally developed software and accelerated depreciation resulting from a reduction in useful lives related to certain operating centers, due to the impact of COVID-19 during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Income from Operations. Income from operations increased by $40.1 million, or 107.5%, from $37.3 million for the six months ended June 30, 2020 to $77.4 million for the six months ended June 30, 2021, primarily due to higher revenues, partially offset by higher cost of revenues, higher SG&A expenses during the six months ended June 30, 2021. As a percentage of revenues, income from operations increased from 8.0% for the six months ended June 30, 2020 to 14.4% for the six months ended June 30, 2021.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the six months ended June 30, 2021. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 74.25 during the six months ended June 30, 2020 to 73.42 during the six months ended June 30, 2021. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.26 during the six months ended June 30, 2020 to 1.39 during the six months ended June 30, 2021. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 50.55 during the six months ended June 30, 2020 to 48.29 during the six months ended June 30, 2021. The average exchange rate of the U.S. dollar against the South African ZAR decreased from 16.90 during the six months ended June 30, 2020 to 14.58 during the six months ended June 30, 2021.

We recorded a net foreign exchange gain of $1.8 million for the six months ended June 30, 2021, compared to the net foreign exchange gain of $2.7 million for the six months ended June 30, 2020.

Interest expense. Interest expense decreased from $6.0 million for the six months ended June 30, 2020 to $5.0 million for the six months ended June 30, 2021 primarily due to lower outstanding borrowings and lower effective interest rates of 1.9%

under our Credit Facility during the six months ended June 30, 2021, compared to 2.6% during the six months ended June 30, 2020.

Other Income, net.

	Six months ended June 30,			Percentage change
	2021	2020	Change
Gain on sale and mark-to-market of mutual funds	$2.7	$5.2	$(2.5)	(48.1)%
Interest and dividend income	1.3	1.2	0.1	8.3%
Other, net	(0.4)	0.4	(0.8)	(200.0)%
Other income, net	$3.6	$6.8	$(3.2)	(47.1)%

Other income, net decreased by $3.2 million, from $6.8 million for the six months ended June 30, 2020 to $3.6 million for the six months ended June 30, 2021, primarily due to lower return on mutual fund investments of $2.5 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Income Tax Expense. The effective tax rate decreased from 24.3% during the six months ended June 30, 2020 to 22.9% during the six months ended June 30, 2021. We recorded income tax expense of $17.9 million and $9.9 million for the six months ended June 30, 2021 and 2020, respectively. The increase in income tax expense was primarily as a result of higher profit during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, which was partially offset by (i) recording of a one-time tax expense of $1.3 million due to the election of a new tax regime, during the six months ended June 30, 2020, for two of our Indian subsidiaries that provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits and (ii) recording of higher excess tax benefits related to stock awards of $1.8 million pursuant to ASU No. 2016-09 during the six months ended June 30, 2020 compared to $1.0 million during the six months ended June 30, 2021.

Net Income. Net income increased from $30.8 million for the six months ended June 30, 2020 to $59.9 million for the six months ended June 30, 2021, primarily due to increase in income from operations of $40.1 million, lower interest expense of $1.0 million and lower loss from equity-method investment of $0.1 million, partially offset by higher income tax expense of $8.0 million, lower other income, net of $3.2 million and foreign exchange gain, net of $0.9 million. As a percentage of revenues, net income increased from 6.6% for the six months ended June 30, 2020 to 11.2% for the six months ended June 30, 2021.

Liquidity and Capital Resources

	Six months ended June 30,
	2021	2020
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$225.5	$127.0
Net cash provided by operating activities	53.9	58.9
Net cash provided by investing activities	11.7	1.1
Net cash used for financing activities	(131.4)	(13.4)
Effect of exchange rate changes	(2.2)	(2.8)
Closing cash, cash equivalents and restricted cash	$157.5	$170.8

As of June 30, 2021 and 2020, we had $294.7 million and $335.6 million, respectively, in cash, cash equivalents and short-term investments, of which $254.2 million and $275.5 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations in the United States and other geographies, and as and when we decide to distribute, we may have to accrue, additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the three months ended June 30, 2021, we repatriated to the United States $49.0 million (net of $2.6 million withholding taxes) from India, $42.5 million (net of $7.5 million withholding taxes) from the Philippines and $17.0 million (net of $0.9 million withholding taxes) from India in July 2021. These distributions do not constitute a change in our permanent reinvestment assertion. We base our decision to continue to indefinitely reinvest earnings in India and the Philippines on our estimate of the working capital required to support our operations in these geographies and periodically review our capital initiatives to support and expand our global operations, as well as an economically viable rate of return on our investments made in India and the Philippines as compared to those made in the United States.

Operating Activities: Net cash provided by operating activities was $53.9 million for the six months ended June 30, 2021 as compared to net cash provided by operating activities of $58.9 million for the six months ended June 30, 2020, reflecting higher working capital needs, offset by cash earnings. The major drivers contributing to the decrease of $5.0 million year-over-year included the following:

•Changes in accounts receivable, including advance billings, contributed lower cash flow of $71.9 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was a result of higher accounts receivable resulting from revenue growth, change in credit terms for certain clients during the six months ended June 30, 2021, and advance collections during the three months ended December 31, 2020. This was partially offset by our accounts receivable days sales outstanding, which improved to 58 days as of June 30, 2021 from 63 days as of June 30, 2020.

•Increase in net income of $29.1 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in income from operations of $40.1 million driven by higher revenues, offset by higher income tax expense of $8.0 million and lower other income, net of interest expense of $3.1 million.

•Increase in accrued employee costs, accrued expenses and other liabilities contributed higher cash flow of $51.6 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to lower payment and higher provisions of annual performance incentives of $23.3 million, higher other employee cost accruals of $4.0 million and higher accrued expenses and other liabilities of $24.3 million, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

•Other drivers decreasing cash flows during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 included: income tax payments, net of refunds, of $13.8 million, primarily due to higher advance income tax payments on account of higher net income.

Investing Activities: Cash flows provided by investing activities were $11.7 million for the six months ended June 30, 2021 as compared to cash flows provided by investing activities of $1.1 million for the six months ended June 30, 2020. The increase is mainly due to net redemption of investments of $31.0 million during six months ended June 30, 2021 as compared to net redemption of investments of $23.8 million during the six months ended June 30, 2020, lower capital expenditures for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $2.7 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 and acquisition of an additional stake in our equity affiliate of $0.7 million during the six months ended June 30, 2020.

Financing Activities: Cash flows used for financing activities were $131.4 million during the six months ended June 30, 2021 as compared to cash flows used for financing activities of $13.4 million during the six months ended June 30, 2020. The increase in cash flows used for financing activities was primarily due to higher net repayment of $73.8 million under our revolving Credit Facility, higher purchases of treasury stock by $43.4 million under our share repurchase program and lower proceeds from the exercise of stock options of $0.8 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

We expect to use cash from operating activities to maintain and expand our business by making investments primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $19.9 million of capital expenditures in the six months ended June 30, 2021. We expect to incur capital expenditures of between $35.0 million and $40.0 million in 2021, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (see Note 24 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our working capital needs, capital expenditures and smaller acquisitions. If we have significant growth through acquisitions, we may need to obtain additional financing.

The Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”) allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from April 1, 2020 and ending December 31, 2020. As of June 30, 2021 and December 31, 2020, we deferred our contributions to FICA of $6.3 million each under the CARES Act. The deferred amount will be payable as follows: (1) 50% of the deferred amount will be paid on or before December 31, 2021 and (2) the remaining 50% of the deferred amount will be paid on or before December 31, 2022.
Financing Arrangements (Debt Facility and Notes)
The following tables summarizes our Debt balances as of June 30, 2021 and December 31, 2020.

	As of June 30,2021
	(dollars in millions)
	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$15.0	$—	$15.0

Long-term borrowings	$—	$150.0	$150.0
Unamortized debt discount	—	(9.9)	(9.9)
Unamortized debt issuance costs*	—	(0.7)	(0.7)
Long-term borrowings	$—	$139.4	$139.4
Total borrowings	$15.0	$139.4	$154.4

	As of December 31,2020
	(dollars in millions)
	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$25.0	$—	$25.0

Long-term borrowings	$64.0	$150.0	$214.0
Unamortized debt discount	—	(11.2)	(11.2)
Unamortized debt issuance costs*	—	(0.8)	(0.8)
Long-term borrowings	$64.0	$138.0	$202.0
Total borrowings	$89.0	$138.0	$227.0

*Unamortized debt issuance costs for our revolving Credit Facility of $0.4 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively, is presented under “Other current assets” and “Other assets” in our consolidated balance sheets.

See Note 17 - Borrowings to our unaudited consolidated financial statements herein for further details on our debt facilities.
Off-Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of June 30, 2021 and December 31, 2020, we had outstanding letters of credit of $0.5 million each, that were not recognized in our unaudited and audited consolidated balance sheets, respectively. These are not reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2021:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.2	$0.3	$—	$—	$0.5
Operating leases(a)	24.2	44.5	21.5	29.9	120.1
Purchase obligations	7.1	—	—	—	7.1
Other obligations(b)	2.8	5.0	3.9	7.0	18.7
Borrowings:
Principal payments(c)	15.0	—	150.0	—	165.0
Interest payments(d)	5.3	10.5	2.6	—	18.4
Total contractual cash obligations(e)	$54.6	$60.3	$178.0	$36.9	$329.8

(a)Represents undiscounted operating lease liabilities payable over the lease term.
(b)Represents estimated employee benefit payments under the Gratuity Plan.
(c)Represents our intent and ability to settle the principal amount of our Notes of $150 million in cash and does not reflect any assumptions about our ability or intent to settle the Notes before their maturity.
(d)Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of June 30, 2021.
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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2021, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of June 30, 2021, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In late March 2021, a new serious outbreak of COVID-19 virus began affecting India. The outbreak resulted in an exorbitant spike in the number of COVID patients, which overwhelmed the healthcare infrastructure in India. The Indian government reinstated lockdowns limiting in certain cases the movement of our employees to offices. During the same period, the Philippines also began experiencing a spike in the number of COVID patients. Although the situation has improved and our Indian and Philippines operations were not materially affected as a result of our appropriate business continuity procedures, it is possible that any further developments, including the emergence of new variants of the COVID-19 virus, could adversely affect our business and results of operations.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2021, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	85,358	$93.72	85,358	$87,182,152
May 1, 2021 through May 31, 2021	126,848	$98.49	126,848	$74,688,547
June 1, 2021 through June 30, 2021	74,838	$105.77	74,838	$66,772,646
Total	287,044	$98.97	287,044	$—
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

Date: July 29, 2021	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)