Form 10-Q
period 2021-09-30
ExlService Holdings, Inc.
filed 2021-11-02
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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

As of October 29, 2021, there were 33,302,912 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	As of
	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$114,581	$218,530
Short-term investments	169,739	184,286
Restricted cash	6,810	4,690
Accounts receivable, net	192,170	147,635
Prepaid expenses	9,553	11,344
Advance income tax, net	19,099	5,684
Other current assets	33,223	37,109
Total current assets	545,175	609,278
Property and equipment, net	83,905	92,875
Operating lease right-of-use assets	81,324	91,918
Restricted cash	2,302	2,299
Deferred tax assets, net	26,747	7,749
Intangible assets, net	49,807	59,594
Goodwill	348,699	349,088
Other assets	27,154	32,099
Investment in equity affiliate	2,957	2,957
Total assets	$1,168,070	$1,247,857
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,881	$6,992
Current portion of long-term borrowings	15,000	25,000
Deferred revenue	11,866	32,649
Accrued employee costs	95,833	67,645
Accrued expenses and other current liabilities	67,926	66,410
Current portion of operating lease liabilities	18,340	18,894
Income taxes payable, net	11,080	3,488
Total current liabilities	222,926	221,078
Long-term borrowings, less current portion	170,000	201,961
Operating lease liabilities, less current portion	73,939	84,874
Income taxes payable	1,790	1,790
Deferred tax liabilities, net	901	847
Other non-current liabilities	13,529	18,135
Total liabilities	483,085	528,685
Commitments and contingencies (Refer to Note 24)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,312,225 shares issued and 33,343,895 shares outstanding as of September 30, 2021 and 38,968,052 shares issued and 33,559,434 shares outstanding as of December 31, 2020	39	39
Additional paid-in capital	385,917	420,976

Retained earnings	727,838	641,379
Accumulated other comprehensive loss	(92,257)	(74,984)
Total including shares held in treasury	1,021,537	987,410
Less: 5,968,330 shares as of September 30, 2021 and 5,408,618 shares as of December 31, 2020, held in treasury, at cost	(336,552)	(268,238)
Stockholders’ equity	684,985	719,172

Total equity	684,985	719,172
Total liabilities and stockholders’ equity	$1,168,070	$1,247,857
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues, net	$290,325	$241,018	$826,804	$709,481
Cost of revenues(1)	177,743	152,087	507,265	473,144
Gross profit(1)	112,582	88,931	319,539	236,337
Operating expenses:
General and administrative expenses	36,167	26,810	103,369	84,501
Selling and marketing expenses	21,672	15,290	59,631	42,797
Depreciation and amortization expense	12,305	12,425	36,716	37,280
Total operating expenses	70,144	54,525	199,716	164,578
Income from operations	42,438	34,406	119,823	71,759
Foreign exchange gain, net	1,171	716	2,958	3,452
Interest expense	(1,810)	(2,628)	(6,804)	(8,583)
Other income, net	1,721	2,485	5,346	9,239
Loss on settlement of convertible notes	(12,845)	—	(12,845)	—
Income before income tax expense and earnings from equity affiliates	30,675	34,979	108,478	75,867
Income tax expense	4,196	8,490	22,019	18,416
Income before earnings from equity affiliates	26,479	26,489	86,459	57,451
Gain / (loss) from equity-method investment	28	(71)	—	(193)
Net income attributable to ExlService Holdings, Inc. stockholders	$26,507	$26,418	$86,459	$57,258
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$0.79	$0.77	$2.57	$1.66
Diluted	$0.77	$0.76	$2.52	$1.65
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	33,449,311	34,327,477	33,583,791	34,404,798
Diluted	34,305,893	34,536,049	34,336,950	34,617,830

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$26,507	$26,418	$86,459	$57,258
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	261	12,165	(42)	5,040
Loss on net investment hedges	—	—	(1,134)	—
Foreign currency translation gain/(loss)	(3,789)	11,315	(10,475)	(7,983)
Reclassification adjustments
(Gain)/loss on cash flow hedges(1)	(2,150)	435	(7,845)	633
Retirement benefits(2)	178	98	533	296
Income tax effects relating to above(3)	(12)	(4,956)	1,690	1,689
Total other comprehensive income/(loss)	$(5,512)	$19,057	$(17,273)	$(325)
Total comprehensive income	$20,995	$45,475	$69,186	$56,933

(1)These are reclassified to net income and are included in cost of revenues and operating expenses, as applicable in the unaudited consolidated statements of income. Refer to Note 16 - Derivatives and Hedge Accounting to the unaudited consolidated financial statements.

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended September 30, 2021 and 2020
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of June 30, 2021	39,283,853	$39	$439,051	$701,331	$(86,745)	(6,034,144)	$(325,662)	$728,014
Stock issued against stock-based compensation plans	28,372	—	536	—	—	—	—	536
Stock-based compensation	—	—	10,894	—	—	—	—	10,894
Acquisition of treasury stock	—	—	—	—	—	(244,580)	(28,196)	(28,196)
Issuance of treasury stock	—	—	19,436	—	—	310,394	17,306	36,742
Settlement of convertible notes	—	—	(84,000)	—	—	—	—	(84,000)
Other comprehensive loss	—	—	—	—	(5,512)	—	—	(5,512)
Net income	—	—	—	26,507	—	—	—	26,507
Balance as of September 30, 2021	39,312,225	$39	$385,917	$727,838	$(92,257)	(5,968,330)	$(336,552)	$684,985

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of June 30, 2020	38,818,365	$39	$404,704	$582,743	$(104,274)	(4,497,779)	$(202,284)	$680,928
Stock issued against stock-based compensation plans	22,525	—	85	—	—	—	—	85
Stock-based compensation	—	—	8,346	—	—	—	—	8,346
Acquisition of treasury stock	—	—	—	—	—	(389,575)	(24,906)	(24,906)
Other comprehensive income	—	—	—	—	19,057	—	—	19,057
Net income	—	—	—	26,418	—	—	—	26,418
Balance as of September 30, 2020	38,840,890	$39	$413,135	$609,161	$(85,217)	(4,887,354)	$(227,190)	$709,928

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the nine months ended September 30, 2021 and 2020
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2021	38,968,052	$39	$420,976	$641,379	$(74,984)	(5,408,618)	$(268,238)	$719,172
Stock issued against stock-based compensation plans	344,173	—	709	—	—	—	—	709
Stock-based compensation	—	—	28,796	—	—	—	—	28,796
Acquisition of treasury stock	—	—	—	—	—	(870,106)	(85,620)	(85,620)
Issuance of treasury stock	—	—	19,436	—	—	310,394	17,306	36,742
Settlement of convertible notes	—	—	(84,000)	—	—	—	—	(84,000)
Other comprehensive loss	—	—	—	—	(17,273)	—	—	(17,273)
Net income	—	—	—	86,459	—	—	—	86,459
Balance as of September 30, 2021	39,312,225	$39	$385,917	$727,838	$(92,257)	(5,968,330)	$(336,552)	$684,985

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	38,480,654	$39	$391,240	$551,903	$(84,892)	(4,295,413)	$(188,289)	$670,001
Stock issued against stock-based compensation plans	360,236	—	1,045	—	—	—	—	1,045
Stock-based compensation	—	—	20,850	—	—	—	—	20,850
Acquisition of treasury stock	—	—	—	—	—	(591,941)	(38,901)	(38,901)
Other comprehensive loss	—	—	—	—	(325)	—	—	(325)
Net income	—	—	—	57,258	—	—	—	57,258
Balance as of September 30, 2020	38,840,890	$39	$413,135	$609,161	$(85,217)	(4,887,354)	$(227,190)	$709,928

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$86,459	$57,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37,159	37,249
Stock-based compensation expense	28,796	20,850
Amortization of operating lease right-of-use assets	20,012	20,484
Unrealized (gain) / loss on short term investments	5,987	(4,807)
Unrealized foreign exchange gain, net	(3,799)	(484)
Deferred income tax benefit	(17,374)	(1,572)
Allowance / (reversal) for expected credit losses	(405)	353
Loss on settlement of convertible notes	12,845	—
Loss from equity-method investment	—	193
Amortization of non-cash interest expense related to convertible notes	1,795	1,943
Others, net	590	(935)
Change in operating assets and liabilities:
Accounts receivable	(44,871)	16,078
Prepaid expenses and other current assets	3,033	1,797
Advance income tax, net	(5,685)	7,001
Other assets	2,485	3,096
Accounts payable	(2,333)	(490)
Deferred revenue	(21,196)	295
Accrued employee costs	26,664	(11,854)
Accrued expenses and other liabilities	3,254	(361)
Operating lease liabilities	(19,654)	(19,780)
Net cash provided by operating activities	113,762	126,314

Cash flows from investing activities:
Purchases of property and equipment	(29,026)	(34,614)
Proceeds from sale of property and equipment	825	624
Investment in equity affiliate	—	(700)
Purchase of investments	(76,500)	(57,965)
Proceeds from redemption of investments	83,183	103,718
Net cash (used for)/provided by investing activities	(21,518)	11,063
Cash flows from financing activities:
Principal payments of finance lease liabilities	(157)	(180)
Proceeds from borrowings	225,000	110,000
Repayments of borrowings	(329,000)	(120,393)
Acquisition of treasury stock	(85,620)	(38,901)
Proceeds from exercise of stock options	710	1,045
Net cash used for financing activities	(189,067)	(48,429)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,003)	20
Net (decrease)/increase in cash, cash equivalents and restricted cash	(101,826)	88,968
Cash, cash equivalents and restricted cash at the beginning of the period	225,519	127,044
Cash, cash equivalents and restricted cash at the end of the period	$123,693	$216,012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,833	$4,627
Income taxes, net of refunds	$31,087	$11,434
Supplemental disclosure of non-cash investing and financing activities:
Settlement of portion of convertible notes through issuance of treasury stock	$36,742	$—
Assets acquired under finance lease	$79	$90
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(In thousands, except share and per share amounts)
1. Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries and affiliates (collectively, the “Company”), is a global analytics and digital solutions company that partners with clients to improve business outcomes and unlock growth. Bringing together deep domain expertise with robust data, powerful analytics, cloud, and AI, the Company creates agile, scalable solutions and executes complex operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media, and retail, among others. The Company’s clients are located principally in the United States of America (“U.S.”) and the United Kingdom (“U.K.”).

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

(b)Use of Estimates

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
September 30, 2021
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

As of September 30, 2021, the extent to which the global Coronavirus Disease 2019 pandemic (“COVID-19”) will ultimately impact the Company's business depends on numerous dynamic factors, which the Company still cannot reliably predict. As a result, many of the Company's estimates and assumptions herein required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to COVID-19, the Company’s estimates may materially change in future periods. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.

(c)Recent Accounting Pronouncements

In March 2020, Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and London Inter-Bank Offered Rate (“LIBOR”). The ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

(d)Recently Adopted Accounting Pronouncements

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

In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of Topic 848 to include derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). This ASU extends some of Topic 848’s optional expedients and exceptions for contract modifications and hedge accounting to derivative instruments impacted by discounting transition as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. This ASU is effective immediately for all entities with the option to be applied retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, and prospectively to any new contract modifications made on or after January 7, 2021 through December 31, 2022. The adoption of this ASU did not have a material impact on the Company’s unaudited consolidated financial statements.
3. Segment and Geographical Information

The Company operates in the Business Process Management (“BPM”) industry and is a provider of operations management and analytics services.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

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

Revenues and cost of revenues for the three months ended September 30, 2021 and 2020, respectively, for each of the reportable segments, are as follows:

	Three months ended September 30, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$98,008	$27,341	$44,513	$120,463	$290,325
Cost of revenues(1)	61,490	17,057	23,660	75,536	177,743
Gross profit(1)	$36,518	$10,284	$20,853	$44,927	$112,582
Operating expenses					70,144
Loss on settlement of convertible notes, foreign exchange gain, interest expense and other income, net					(11,763)
Income tax expense					4,196
Gain from equity-method investment					28
Net income					$26,507

(1) Exclusive of depreciation and amortization expense.

	Three months ended September 30, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$87,830	$25,112	$37,577	$90,499	$241,018
Cost of revenues(1)	56,831	17,993	20,792	56,471	152,087
Gross profit(1)	$30,999	$7,119	$16,785	$34,028	$88,931
Operating expenses					54,525
Foreign exchange gain, interest expense and other income, net					573
Income tax expense					8,490
Loss from equity-method investment					71
Net income					$26,418

(1) Exclusive of depreciation and amortization expense.

Revenues and cost of revenues for the nine months ended September 30, 2021 and 2020, respectively, for each of the reportable segments, are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

	Nine months ended September 30, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$283,887	$85,856	$122,871	$334,190	$826,804
Cost of revenues(1)	176,942	52,133	66,850	211,340	507,265
Gross profit(1)	$106,945	$33,723	$56,021	$122,850	$319,539
Operating expenses					199,716
Loss on settlement of convertible notes, foreign exchange gain, interest expense and other income, net					(11,345)
Income tax expense					22,019
Gain / (loss) from equity-method investment					—
Net income					$86,459

(1) Exclusive of depreciation and amortization expense.

	Nine months ended September 30, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$252,851	$77,119	$114,902	$264,609	$709,481
Cost of revenues(1)	174,909	57,226	68,689	172,320	473,144
Gross profit(1)	$77,942	$19,893	$46,213	$92,289	$236,337
Operating expenses					164,578
Foreign exchange gain, interest expense and other income, net					4,108
Income tax expense					18,416
Loss from equity-method investment					193
Net income					$57,258

(1) Exclusive of depreciation and amortization expense.

Revenues, net by service type, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
BPM and related services(1)	$169,862	$150,519	$492,614	$444,872
Analytics services	120,463	90,499	334,190	264,609
Revenues, net	$290,325	$241,018	$826,804	$709,481

(1) BPM and related services include revenues of the Company's Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.
The Company attributes the revenues to regions based upon the location of its customers.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues, net
United States	$249,726	$203,928	$709,382	$600,840
Non-United States
United Kingdom	27,433	22,903	78,359	65,011
Rest of World	13,166	14,187	39,063	43,630
Total Non-United States	40,599	37,090	117,422	108,641
Revenues, net	$290,325	$241,018	$826,804	$709,481

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	September 30, 2021	December 31, 2020
Long-lived assets
India	$83,625	$97,261
United States	46,875	46,659
Philippines	22,970	29,434
Rest of World	11,759	11,439
Long-lived assets	$165,229	$184,793

4. Revenues, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	September 30, 2021	December 31, 2020

Accounts receivable, net	$192,170	$147,635
Contract assets	$2,887	$4,437
Contract liabilities
Deferred revenue (consideration received in advance)	$10,631	$30,450
Consideration received for process transition activities	$1,527	$2,774

Accounts receivable includes $90,736 and $63,995 as of September 30, 2021 and December 31, 2020, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

Contract assets represent upfront payments such as deal signing discounts or deal signing bonuses made to customers. These costs are amortized over the expected period of the benefit and are recorded as an adjustment to transaction price and

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
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

Revenue recognized during the three and nine months ended September 30, 2021 and 2020, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Deferred revenue (consideration received in advance)	$1,778	$1,611	$28,731	$9,805
Consideration received for process transition activities	$411	$303	$1,598	$864

Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended		Nine months ended		Year ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	December 31, 2020

Opening Balance	$867	$1,270	$1,027	$1,307	$1,307
Additions / (reductions)	(97)	63	277	250	310
Amortization	(158)	(112)	(692)	(336)	(590)
Closing Balance	$612	$1,221	$612	$1,221	$1,027

	Contract Fulfillment Costs
	Three months ended		Nine months ended		Year ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	December 31, 2020

Opening Balance	$3,694	$6,780	$5,631	$7,255	$7,255
Additions	279	116	443	763	779
Amortization	(693)	(463)	(2,794)	(1,585)	(2,403)
Closing Balance	$3,280	$6,433	$3,280	$6,433	$5,631

There was no impairment for contract acquisition and contract fulfillment costs as of September 30, 2021 and December 31, 2020. The capitalized costs are amortized over the expected period of benefit of the contract.

Allowance for expected credit losses

The Company evaluates the credit risk of its customers based on a combination of various financial and qualitative factors that may affect the ability of each customer to pay. The Company considered current and anticipated future economic

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
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

	As of
	September 30, 2021	December 31, 2020
Accounts receivable, including unbilled receivables	$192,841	$148,824
Less: Allowance for expected credit loss	(671)	(1,189)
Accounts receivable, net	$192,170	$147,635

The movement in “Allowance for expected credit losses” on customer balances for the three and nine months ended September 30, 2021 and 2020 and year ended December 31, 2020 was as follows:

	Three months ended		Nine months ended		Year ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	December 31, 2020
Balance at the beginning of the period	$730	$1,434	$1,189	$1,163	$1,163
Additions / (reductions) during the period	(19)	(36)	(414)	345	300
Reductions due to write-off of accounts receivable	(41)	—	(114)	(100)	(269)
Translation adjustment	1	2	10	(8)	(5)
Balance at the end of the period	$671	$1,400	$671	$1,400	$1,189
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

Diluted weighted-average shares outstanding is affected by the treatment of the Company's 3.5% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The Company had a choice to settle the Notes in cash, shares or any combination of the two. The Company intended and had the ability to settle the principal balance of the Notes in cash, and as such, the Company applied the treasury stock method. The dilution related to the conversion premium, if any, of the Notes is included in the calculation of diluted weighted-average shares outstanding for the portion of the period until actual settlement and to the extent the issuance is dilutive based on the average stock price during the reporting period being greater than the conversion price of $75. During the three months ended September 30, 2021, the Company settled the Notes by electing a combination of cash and shares of the Company’s common stock and as such included the count of shares issued on settlement in the calculation of basic earnings per share for the portion of the period outstanding. Refer to Note 17 - Borrowings to the unaudited consolidated financial statements for further details.

The following table sets forth the computation of basic and diluted earnings per share:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerators:
Net income	$26,507	$26,418	$86,459	$57,258
Denominators:
Basic weighted average common shares outstanding	33,449,311	34,327,477	33,583,791	34,404,798
Dilutive effect of share-based awards	440,378	208,572	371,145	213,032
Dilutive effect of conversion premium on the Notes	416,204	—	382,014	—
Diluted weighted average common shares outstanding	34,305,893	34,536,049	34,336,950	34,617,830
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$0.79	$0.77	$2.57	$1.66
Diluted	$0.77	$0.76	$2.52	$1.65
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	40,384	347,126	14,044	385,252
6. Cash, Cash Equivalents and Restricted Cash

For the purpose of unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	September 30, 2021	September 30, 2020	December 31, 2020
Cash and cash equivalents	$114,581	$206,423	$218,530
Restricted cash (current)	6,810	7,312	4,690
Restricted cash (non-current)	2,302	2,277	2,299
Cash, cash equivalents and restricted cash	$123,693	$216,012	$225,519

7. Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gain on sale and mark-to-market of mutual funds	$1,233	$1,965	$3,991	$7,131
Interest and dividend income	761	777	2,052	1,941
Others, net	(273)	(257)	(697)	167
Other income, net	$1,721	$2,485	$5,346	$9,239

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	September 30, 2021	December 31, 2020
Owned Assets:
Network equipment and computers	3-5	$113,499	$107,016
Software	3-5	101,389	99,708
Leasehold improvements	3-8	46,721	48,052
Office furniture and equipment	3-8	20,723	22,210
Motor vehicles	2-5	609	599
Buildings	30	1,072	1,089
Land	—	701	712
Capital work in progress	—	6,164	4,647
		290,878	284,033
Less: Accumulated depreciation and amortization		(207,367)	(191,629)
		$83,511	$92,404
Right-of-use assets under finance leases:
Network equipment and computers		$92	$93
Leasehold improvements		1,128	817
Office furniture and equipment		722	255
Motor vehicles		643	688
		2,585	1,853
Less: Accumulated depreciation and amortization		(2,191)	(1,382)
		$394	$471
Property and equipment, net		$83,905	$92,875

Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.

During the three and nine months ended September 30, 2021, there were no changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$9,283	$9,012	$26,936	$26,283

The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Effect of foreign exchange gain/(loss)	$120	$18	$443	$(31)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
Internally developed software costs, included under Software, was as follows:

	As of
	September 30, 2021	December 31, 2020
Cost	$18,827	$18,371
Less : Accumulated amortization	(9,155)	(5,998)
Internally developed software, net	$9,672	$12,373

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Amortization expense	$1,086	$1,215	$3,165	$3,892

As of September 30, 2021 and December 31, 2020, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on undiscounted cash flows is subject to significant judgment and may cause variability in the Company’s assessment of the existence of any impairment.

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

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance at January 1, 2021	$50,499	$21,953	$49,348	$227,288	$349,088
Currency translation adjustments	(77)	(11)	(301)	—	(389)
Balance at September 30, 2021	$50,422	$21,942	$49,047	$227,288	$348,699

During the fourth quarter of 2020, the Company performed its annual impairment test of goodwill for those reporting units that had goodwill recorded. Based on the results, the fair values of each of the Company’s reporting units exceeded their carrying value and the goodwill was not impaired.

As of September 30, 2021, the Company evaluated the continuing effects of COVID-19 and its impact on the global economy on each of the Company’s reporting units to assess whether there was a triggering event during the quarter requiring the Company to perform a goodwill impairment test. The Company considered continued improvements in current and forecasted economic and market conditions and qualitative factors, for instance, the Company’s performance during the first three quarters, business forecasts for the remainder of the year, stock price movements and the Company’s expansion plans.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
The Company did not identify any triggers or indications of potential impairment for its reporting units as of September 30, 2021.

There can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. These estimates and judgements may not be within the control of the Company and accordingly it is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on cash flows, long-term debt-free net cash flow growth rate in the terminal year and discount rates are subject to significant judgments and may cause variability in the Company’s assessment of existence of any impairment. The Company continues to monitor the impacts of COVID-19 on the Company and significant changes in key assumptions that could result in future period impairment charges.

The recoverability of goodwill is dependent upon the continued growth of cash flows from the Company’s business activities. This growth is based on business forecasts and improvement in profitability of its reporting units. The Company continues to maintain its focus on cultivating long-term client relationships as well as attracting new clients.

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$71,416	$(31,180)	$40,236
Developed technology	23,484	(15,242)	8,242
Trade names and trademarks	1,400	(971)	429
	$96,300	$(47,393)	$48,907
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$97,200	$(47,393)	$49,807

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$73,357	$(27,464)	$45,893
Developed technology	23,510	(11,858)	11,652
Trade names and trademarks	5,100	(3,951)	1,149
	$101,967	$(43,273)	$58,694
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$102,867	$(43,273)	$59,594

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Amortization expense	$3,022	$3,413	$9,780	$10,997

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	6.3
Developed technology	2.0
Trade names and trademarks (Finite lived)	3.1

Estimated future amortization expense related to finite-lived intangible assets as of September 30, 2021 was as follows:
2021 (October 1 - December 31)	$2,996
2022	11,341
2023	9,049
2024	6,707
2025	5,955
2026 and thereafter	12,859
Total	$48,907
10. Other Current Assets
Other current assets consist of the following:

	As of
	September 30, 2021	December 31, 2020
Receivables from statutory authorities	$16,256	$15,658
Derivative instruments	7,371	9,755
Advances to suppliers	3,634	3,906
Deferred contract fulfillment costs	1,606	2,888
Contract assets	1,516	1,814
Interest accrued on term deposits	621	169
Others	2,219	2,919
Other current assets	$33,223	$37,109
11. Other Assets
Other assets consist of the following:

	As of
	September 30, 2021	December 31, 2020
Lease deposits	$9,447	$9,788
Deposits with statutory authorities	6,425	6,341
Derivative instruments	5,390	6,933
Deferred contract fulfillment costs	1,674	2,743
Contract assets	1,371	2,623
Term deposits	184	216
Others	2,663	3,455
Other assets	$27,154	$32,099

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2021	December 31, 2020
Accrued expenses	$39,369	$39,951
Payable to statutory authorities	12,093	10,594
Client liabilities	6,500	4,740
Accrued capital expenditures	4,758	7,857
Derivative instruments	1,819	435
Interest payable	377	1,399
Finance lease liabilities	171	229
Other current liabilities	2,839	1,205
Accrued expenses and other current liabilities	$67,926	$66,410
13. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	September 30, 2021	December 31, 2020
Retirement benefits	$6,073	$8,940
Derivative instruments	2,504	29
Unrecognized tax benefits	907	907
Deferred transition revenue	509	924
Finance lease liabilities	254	281
Accrued capital expenditures	—	3,486
Others	3,282	3,568
Other non-current liabilities	$13,529	$18,135
14. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCL”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges and net investment hedges in accordance with ASC 815. Cumulative changes in the fair values of these foreign currency exchange contracts are recognized in AOCL on the Company's unaudited consolidated balance sheets. Upon settlement of foreign exchange contracts designated as cash flow hedges, fair value changes are reclassified from AOCL to net income, whereas such fair value changes related to net investment hedges are included in net income when a foreign operation is disposed or partially disposed. The balances as of September 30, 2021 and 2020 are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

	Foreign currency translation loss	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2021	$(86,185)	$13,799	$(2,598)	$(74,984)
Losses recognized during the period	(10,475)	(42)	—	(10,517)
Losses on net investment hedges	(1,134)	—	—	(1,134)
Reclassification to net income (1)	—	(7,845)	533	(7,312)
Income tax effects (2)	1,859	(15)	(154)	1,690
Accumulated other comprehensive (loss)/gain as of September 30, 2021	$(95,935)	$5,897	$(2,219)	$(92,257)

Balance as of January 1, 2020	$(87,591)	$4,098	$(1,399)	$(84,892)
Gains / (losses) recognized during the period	(7,983)	5,040	—	(2,943)
Reclassification to net income (1)	—	633	296	929
Income tax effects (2)	2,142	(669)	216	1,689
Accumulated other comprehensive (loss)/gain as of September 30, 2020	$(93,432)	$9,102	$(887)	$(85,217)

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

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of
September 30, 2021 and December 31, 2020.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of September 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$119,756	$—	$—	$119,756
Derivative financial instruments	—	12,761	—	12,761
Total	$119,756	$12,761	$—	$132,517
Liabilities
Derivative financial instruments	$—	$4,323	$—	$4,323
Total	$—	$4,323	$—	$4,323

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Mutual funds*	$160,441	$—	$—	$160,441
Derivative financial instruments	—	16,688	—	16,688
Total	$160,441	$16,688	$—	$177,129
Liabilities
Derivative financial instruments	$—	$464	$—	$464
Total	$—	$464	$—	$464

* Represents those short-term investments, which are carried at the fair value option under ASC 825 "Financial Instruments.”
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

Convertible Senior Notes:

The Company settled the Notes during the three months ended September 30, 2021. Refer to Note 17 - Borrowings to the unaudited consolidated financial statements for further details.

The total estimated fair value of the Notes as of December 31, 2020 was $152,384. The fair value was determined based on market yields for similar convertible notes as of December 31, 2020. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
16. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $515,850 as of September 30, 2021 and $451,935 as of December 31, 2020.

Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of these cash flow hedges is recorded along with the underlying hedged item in the same line of unaudited consolidated statements of income as a part of “Cost of revenues,” “General and administrative expenses,” “Selling and marketing expenses,” “Depreciation and amortization expense,” as applicable.

The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.

The Company estimates that approximately $5,695 of derivative gains, net, excluding tax effects, included in AOCL, representing changes in the value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of September 30, 2021. At September 30, 2021, the maximum outstanding term of the cash flow hedges was 45 months.

The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the U.K. pound sterling (GBP) and the Philippine peso. The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro (EUR), South African ZAR, the Australian dollar (AUD) and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to USD 140,119, GBP 5,911, EUR 1,005 and COP 4,675,248 as of September 30, 2021 and USD 143,394, GBP 6,753, EUR 2,447 and COP 8,287,950 as of December 31, 2020.

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

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	September 30, 2021	December 31, 2020
Other current assets	$7,247	$9,740
Other assets	$5,390	$6,933
Accrued expenses and other current liabilities	$1,552	$176
Other non-current liabilities	$2,504	$29

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	September 30, 2021	December 31, 2020
Other current assets	$124	$15
Accrued expenses and other current liabilities	$267	$259

The following tables set forth the effect of foreign currency exchange contracts on the unaudited consolidated statements of income and accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
Forward Exchange Contracts:	2021	2020	2021	2020
Unrealized gain/(loss) recognized in AOCL
Derivatives in cash flow hedging relationships	$261	$12,165	$(42)	$5,040

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$(464)	$3,372	$(1,054)	$2,429

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended September 30,
	2021		2020
	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCL

Cost of revenues	$177,743	$1,801	$152,087	$(233)
General and administrative expenses	$36,167	223	$26,810	(132)
Selling and marketing expenses	$21,672	11	$15,290	(4)
Depreciation and amortization expense	$12,305	115	$12,425	(66)
Total before tax		2,150		(435)
Income tax (expense)/benefit relating to above		(370)		47
Net of tax		$1,780		$(388)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,171	$(464)	$716	$3,372
	$1,171	$(464)	$716	$3,372

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Nine months ended September 30,
	2021		2020
	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain/(loss) on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassed from AOCL

Cost of revenues	$507,265	$6,643	$473,144	$(272)
General and administrative expenses	$103,369	769	$84,501	(246)
Selling and marketing expenses	$59,631	39	$42,797	(9)
Depreciation and amortization expense	$36,716	394	$37,280	(106)
Total before tax		7,845		(633)
Income tax benefit/(expense) relating to above		(1,186)		69
Net of tax		$6,659		$(564)

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$2,958	$(1,054)	$3,452	$2,429
	$2,958	$(1,054)	$3,452	$2,429

Effect of net investment hedges on accumulated other comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	Amount of loss recognized in AOCL		Amount of loss recognized in AOCL
Net investment hedging relationships	2021	2020	2021	2020
Foreign exchange contracts	$—	$—	$1,134	$—

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
17. Borrowings
The following tables summarizes the Company’s debt position as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021		As of December 31, 2020
	Revolving Credit Facility	Total	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$15,000	$15,000	$25,000	$—	$25,000

Long-term borrowings	$170,000	$170,000	$64,000	$150,000	$214,000
Unamortized debt discount	—	—	—	(11,236)	(11,236)
Unamortized debt issuance costs*	—	—	—	(803)	(803)
Long-term borrowings	$170,000	$170,000	$64,000	$137,961	$201,961
Total borrowings	$185,000	$185,000	$89,000	$137,961	$226,961

*Unamortized debt issuance costs for the Company’s revolving Credit Facility of $297 and $490 as of September 30, 2021 and December 31, 2020, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

Credit Agreement

The Company’s $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”) with certain lenders and Citibank N.A. as Administrative Agent (the “Credit Facility”) carried an effective interest rate as shown below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Effective Interest Rate	2.3%	1.9%	2.0%	2.4%

As of September 30, 2021 and December 31, 2020, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.
Convertible Senior Notes

On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000, in an aggregate principal amount of the Notes. The transactions contemplated by the Investment Agreement, including the issuance of the Notes, closed on October 4, 2018. The Notes carried interest at a rate of 3.5% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. The Notes were convertible at an initial conversion rate of 13.3333 shares of the common stock per one thousand dollar principal amount of the Notes (which represented an initial conversion price of approximately $75 per share). The Company had the option to redeem the principal amount of the Notes, at its option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of the common stock exceeded 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the Company’s exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption). The Company had the option to elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.

The Notes carried an effective interest rate as shown below:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Effective Interest Rate	3.6%	3.6%	3.6%	3.6%

On August 27, 2021, the Company entered into a Payoff and Termination Agreement (the “Payoff and Termination Agreement”) with the Purchaser, pursuant to which the Company prepaid and settled its outstanding obligations under the Notes for an aggregate consideration of $236,742, excluding accrued and unpaid interest under the Notes calculated through, and including, August 26, 2021, in the form of a combination of cash and shares of the Company’s common stock. As a result, the Company made a cash payment of $200,000 to the Purchaser and satisfied the remainder of the obligation under the Notes by issuing to the Purchaser 310,394 shares of the Company’s common stock calculated at $118.37 per share based on a 20-day volume weighted average price ending on, and including, August 26, 2021. The Company satisfied the cash payment obligation under the Payoff and Termination Agreement by drawing $200,000 from its existing revolving Credit Facility, and the Company’s common stock was issued from its existing treasury shares. Refer to Note 18 - Capital Structure to the unaudited consolidated financial statements for further details.

The aggregate consideration of $236,742 was allocated between the debt and equity components in an amount of $152,742 and $84,000, respectively. The consideration was first allocated to the fair value of debt component and the remaining was allocated to the equity component. The fair value of the debt component was calculated using a discounted cash flow technique, which considered debt issuances with similar features of the Company’s debt, without the conversion feature. The resulting effective interest rate for the Notes was 2.9% per annum at the time of settlement. The portion allocated to the equity component was recorded as additional paid-in capital.

Immediately prior to the settlement of the Notes, the carrying amount of the debt component of the Notes, net of unamortized debt discount and issuance costs, was $139,897. During the three months ended September 30, 2021, the Company recognized a loss on settlement of the Notes of $12,845, representing the difference between the fair value of the consideration allocated to the debt component and the carrying value of the debt component immediately before settlement, and is presented as “Loss on settlement of convertible notes,” in the Company’s unaudited consolidated statements of income.

During the three and nine months ended September 30, 2021 and 2020, the Company recognized interest expense and amortization of debt discount, on the Notes as below:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest expense on the Notes	$817	$1,313	$3,442	$3,938
Amortization of debt discount on the Notes	$431	$654	$1,795	$1,943

Expected payments for all of the Company's borrowings as of September 30, 2021 were as follows:

Revolving Credit Facility
2021 (October - December)	$15,000
2022	170,000
Total	$185,000
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of September 30, 2021 and December 31, 2020, the Company had outstanding letters of credit of $461, each, that were not recognized in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
18. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

The Company purchased shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended September 30, 2021	—	$—	$—
Three months ended September 30, 2020	—	$—	$—

Nine months ended September 30, 2021	25,450	$2,015	$79.18
Nine months ended September 30, 2020	26,601	$2,012	$75.63

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

The Company purchased shares of its common stock, including commissions, under the 2019 Repurchase Program, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended September 30, 2021	244,580	$28,196	$115.28
Three months ended September 30, 2020	389,575	$24,906	$63.93

Nine months ended September 30, 2021	844,656	$83,605	$98.98
Nine months ended September 30, 2020	565,340	$36,889	$65.25

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

In connection with the settlement of the Notes, the Company issued to the Purchaser 310,394 shares of the Company's common stock. This common stock was issued from the Company’s existing treasury shares. The excess of issuance price of the Company’s treasury stock over its weighted average cost was recognized in additional paid-in-capital.

19. Employee Benefit Plans

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
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

Components of net periodic benefit costs, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service cost	$874	$679	$2,648	$2,021
Interest cost	231	242	700	722
Expected return on plan assets	(199)	(159)	(600)	(477)
Amortization of actuarial loss, gross of tax	178	98	533	296
Net gratuity cost	$1,084	$860	$3,281	$2,562

Income tax benefit on amortization of actuarial loss	(32)	(32)	(154)	(96)
Amortization of actuarial loss, net of tax	$146	$66	$379	$200

The India Plan is partially funded whereas the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund of the India Plan established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company expects to earn a return of approximately 6.8% per annum on the India Plan for the year ended December 31, 2021.

Change in Plan Assets
Plan assets at January 1, 2021	$11,512
Actual return	628
Employer contribution	3,375
Benefits paid	(1,188)
Effect of exchange rate changes	(204)
Plan assets at September 30, 2021	$14,123
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4.0% of employee compensation within certain limits.

The Company's accrual for contributions to the 401(k) Plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Contribution to the 401(k) Plans	$789	$2,661	$2,841	$2,916

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
The Company's contribution for various defined benefit plans on behalf of employees in India, the Philippines, the Czech Republic, South Africa, Colombia, Australia and Singapore were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Contribution to the defined benefit plans	$3,580	$2,758	$10,617	$8,382

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

The Company had performed an evaluation of its contracts with suppliers in accordance with Topic 842, Leases, and had determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease. In assessment of the lease term, the Company considers the extension option as part of its lease term for those lease arrangements where the Company is reasonably certain of availing the extension option. As part of the Company’s effort to moderate the impact of COVID-19, the Company continued to evaluate its office facilities to determine where it can exit, consolidate, or otherwise optimize its use of office space. During the nine months ended September 30, 2021 and year ended December 31, 2020, the Company changed the lease term for certain of its leases and recognized the resultant amount of the remeasurement of the lease liability as an adjustment to the ROU assets.

The impact of COVID-19 on the economic environment is uncertain and has caused variability in the determination of the incremental borrowing rate and extension option, which have an impact on measurement of lease liabilities and ROU assets.

Supplemental balance sheet information

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

	As of
	September 30, 2021	December 31, 2020
Operating Lease
Operating lease right-of-use assets	$81,324	$91,918

Operating lease liabilities - Current	$18,340	$18,894
Operating lease liabilities - Non-current	73,939	84,874
Total operating lease liabilities	$92,279	$103,768

Finance Lease
Property and equipment, gross	$2,585	$1,853
Accumulated depreciation	(2,191)	(1,382)
Property and equipment, net	$394	$471

Finance lease liabilities - Current	$171	$229
Finance lease liabilities - Non-current	254	281
Total finance lease liabilities	$425	$510

Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.

The components of lease cost, which are included in the Company's unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended September 30,		Nine months ended September 30,
Finance lease:	2021	2020	2021	2020
Amortization of right-of-use assets	$47	$52	$149	$177
Interest on lease liabilities	10	10	49	60
Operating lease(a)	6,380	6,781	20,012	20,484
Total lease cost	$6,437	$6,843	$20,210	$20,721
(a) Includes short-term leases, which are immaterial.

Supplemental cash flow and other information related to leases are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

	Nine months ended September 30,
	2021	2020
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$19,654	$19,780
Operating cash outflows for finance leases	$49	$60
Financing cash outflows for finance leases	$157	$180
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,647	$19,900
Right-of-use assets obtained in exchange for new finance lease liabilities	$79	$90
Weighted-average remaining lease term (in years)
Finance lease	1.9 years	1.9 years
Operating lease	5.9 years	6.4 years
Weighted-average discount rate
Finance lease	14.3%	10.3%
Operating lease	7.3%	7.5%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

During the nine months ended September 30, 2021 and year ended December 31, 2020, the Company modified certain of its operating leases, resulting in a reduction of its lease liabilities by $1,022 and $3,143 respectively, with a corresponding reduction in ROU assets.

As of September 30, 2021, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.

Maturities of lease liabilities as of September 30, 2021 were as follows:

	Operating Leases	Finance Leases
2021 (October 1 - December 31)	$6,032	$71
2022	24,371	190
2023	23,091	145
2024	17,643	69
2025	10,727	34
2026 and thereafter	34,698	14
Total lease payments	$116,562	$523
Less: Imputed interest	24,283	98
Present value of lease liabilities	$92,279	$425

Maturities of lease liabilities as of December 31, 2020 were as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
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

The Company's effective tax rate decreased from 24.3% during the three months ended September 30, 2020 to 13.7% during the three months ended September 30, 2021. The Company recorded income tax expense of $4,196 and $8,490 for the three months ended September 30, 2021 and 2020, respectively. The decrease in income tax expense was primarily a result of (i) the recording of a one-time deferred tax benefit of $2,400 on settlement of the Notes during the three months ended September 30, 2021, (ii) the recording of excess tax benefits related to stock awards of $528 pursuant to ASU No. 2016-09 during the three months ended September 30, 2021, and (iii) lower profit during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The Company's effective tax rate decreased from 24.3% during the nine months ended September 30, 2020 to 20.3% during the nine months ended September 30, 2021. The Company recorded income tax expense of $22,019 and $18,416 for the nine months ended September 30, 2021 and 2020, respectively. The increase in the income tax expense was primarily a result of higher profit during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, and the recording of higher excess tax benefits related to stock awards of $1,874 pursuant to ASU No. 2016-09 during the nine months ended September 30, 2020, compared to $1,556 during the nine months ended September 30, 2021, partially offset by (i) the recording of a one-time deferred tax benefit of $2,400 on settlement of the Notes during the nine months ended September 30, 2021, and (ii) the recording of a one-time tax expense of $1,320 due to election of a new tax regime, during the nine months ended September 30, 2020, for two of the Company's Indian subsidiaries that provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits.

During the three months ended September 30, 2021, the Company repatriated to the United States $17,000 (net of $908 withholding taxes) from India. During the nine months ended September 30, 2021, the Company repatriated to the United States $66,000 (net of $3,494 withholding taxes) from India and $42,500 (net of $7,494 withholding taxes) from the Philippines. As of September 30, 2021, the Company accrued withholding taxes of $10,988 associated with these distributions and increased the Company’s deferred tax assets. These distributions do not constitute a change in the Company’s permanent reinvestment assertion. The Company bases its decision to continue to indefinitely reinvest earnings in India and the Philippines on its estimate of the working capital required to support its operations in these geographies and periodically reviews its capital initiatives to support and expand the Company’s global operations, as well as an economically viable rate of return on its investments made in India and the Philippines as compared to those made in the United States.

Income tax (deferred) recognized in “Other comprehensive income / (loss)” were as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Deferred taxes benefit / (expense) recognized on:
Unrealized loss on cash flow hedges	$(980)	$(2,728)	$(1,201)	$(600)
Reclassification adjustment for cash flow hedges	370	(47)	1,186	(69)
Reclassification adjustment for retirement benefits	(32)	(32)	(154)	(96)
Effect of tax rate changes on retirement benefits	—	—	—	312
Foreign currency translation gain/(loss)	630	(2,149)	1,859	2,142
Total income tax benefit / (expense) recognized in other comprehensive income / (loss)	$(12)	$(4,956)	$1,690	$1,689

22. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of revenues	$2,198	$1,723	$5,588	$4,765
General and administrative expenses	4,431	3,358	12,337	8,038
Selling and marketing expenses	4,265	3,265	10,871	8,047
Total	$10,894	$8,346	$28,796	$20,850

As of September 30, 2021, the Company had 1,732,630 shares available for grant under the 2018 Omnibus Incentive Plan.

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	31,265	$25.43	$1,866	1.9
Granted	—	—	—	—
Exercised	(28,172)	25.19	2,475	—
Forfeited	—	—	—	—
Outstanding at September 30, 2021	3,093	$27.62	$295	2.3
Vested and exercisable at September 30, 2021	3,093	$27.62	$295	2.3

Restricted Stock Units

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock
	Number	Weighted Average Fair Value
Outstanding at December 31, 2020*	903,666	$67.84
Granted	547,866	96.28
Vested	(334,905)	63.69
Forfeited	(63,104)	73.21
Outstanding at September 30, 2021*	1,053,523	$83.63

* As of September 30, 2021 and December 31, 2020 restricted stock units vested for which the underlying common stock is yet to be issued was 200,542 and 181,638 respectively.
As of September 30, 2021, unrecognized compensation cost of $70,370 is expected to be expensed over a weighted average period of 2.7 years.
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the nine months ended September 30, 2021, the Company granted PRSUs that cliff vest at the end of a three year period based on a market condition that is contingent on the Company's meeting the total shareholder return relative to a group of peer companies specified under the program measured over a three-year performance period. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets.

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2020	105,891	$72.33	105,869	$97.84
Granted	—	—	121,180	119.80
Vested	—	—	—	—
Forfeited	(157)	78.34	(157)	102.10
Outstanding at September 30, 2021	105,734	$72.32	226,892	$109.57
As of September 30, 2021, unrecognized compensation cost of $15,264 is expected to be expensed over a weighted average period of 1.9 years.

The impact of COVID-19 on the economic environment is uncertain and has caused variability in the estimation of number of performance based restricted stock units that will eventually vest and the related compensation cost to be recognized in the unaudited consolidated statements of income.

23. Related Party Disclosures

On October 1, 2018, the Company entered into the Investment Agreement with the Purchaser relating to the issuance to the Purchaser of $150,000 aggregate principal amount of the Notes. In connection with the investment, Vikram S. Pandit, Chairman and CEO of The Orogen Group LLC (an affiliate of the Purchaser), was appointed to Company’s Board of Directors. The Company settled the Notes on August 27, 2021. Refer to Note 17 - Borrowings to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
The principal amount outstanding for the Notes was nil as of September 30, 2021 and $150,000 as of December 31, 2020, and interest accrued of nil and $1,313 as of September 30, 2021 and December 31, 2020, respectively, related to the Investment Agreement.

The following transactions with the Purchaser were recognized by the Company in connection with the Notes:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Repayment of the Notes in cash	$200,000	$—	$200,000	$—
Issuance of shares of the Company's common stock	$36,742	$—	$36,742	$—
Interest expense on the Notes	$817	$1,313	$3,442	$3,938

24. Commitments and Contingencies

Capital Commitments

At September 30, 2021, the Company had committed to spend approximately $5,200 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in the unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment, net”.

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

Contingencies

Transfer pricing regulations generally require that any controlled intercompany transactions involving related entities be at an arm’s-length price. Accordingly, the Company determines the appropriate transfer prices for transactions among its related entities on the basis of a detailed functional and economic analysis involving benchmarking against transactions among entities that are unrelated. Tax authorities have jurisdiction to review transfer pricing results, and in the event that they determine that the transfer price applied was not appropriate, the Company may incur additional tax, interest and penalties. The Company is currently involved in transfer pricing disputes with Indian tax authorities regarding transactions with some of its related entities. Further, the Company and a U.S. subsidiary are engaged in tax litigation with Indian tax authorities regarding a permanent establishment matter. For the United States, the Philippines and India, tax year 2016 and subsequent tax years remain open for examination by the tax authorities as of September 30, 2021.

The aggregate amount demanded by Indian tax authorities (net of advance payments, if any) from the Company related to its transfer pricing and other corporate tax issues for tax years 2003 to 2019 and its permanent establishment issues for tax years 2003 to 2006 as of September 30, 2021 and December 31, 2020 is $34,399 and $16,748, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $8,014 and $8,120, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,229 and $6,307 as of September 30, 2021 and December 31, 2020, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,785 and $1,813

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2021
(In thousands, except share and per share amounts)
as of September 30, 2021 and December 31, 2020, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited and audited consolidated balance sheets, respectively.

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

We have described in this Quarterly Report on Form 10-Q, the impact of the global Coronavirus Disease 2019 pandemic (“COVID-19”) on our financial results for the three months ended September 30, 2021. See "Cautionary Note Regarding Forward-Looking Statements" below, Item 1A -“Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further information regarding risks and uncertainties relating to COVID-19.
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
Executive Overview

We are a leading global analytics and digital solutions company that helps our clients build and grow sustainable businesses. By bringing together our deep domain expertise with robust data, powerful analytics, cloud, and AI, we create agile, scalable solutions and execute complex operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media, and retail, among others.

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

Continued impact of COVID-19 on Our Business

The global COVID-19 pandemic continues to materially impact worldwide economic activity and levels of business confidence and has had widespread, rapidly-evolving and unpredictable impacts on global societies, economies, financial markets and business practices. During 2020, COVID-19 materially impacted our business, however during the first nine months of 2021, we saw improvement in key indicators, despite being prevented from conducting business activities as usual from geographies affected by new variants of the COVID-19 virus. Over the course of 2020, and continuing into 2021, our customers, contractors, suppliers, and other partners adapted in order to conduct business activities in a COVID-19 environment. The U.S. economy continued on a path to recovery in the first nine months of 2021 with millions of Americans receiving the COVID-19 vaccine, and states and municipalities increasingly reopening. In addition, the U.S. federal government continued to enact policies to provide fiscal stimulus to the economy and relief to those affected by the pandemic. As the global economy begins to emerge from the impact of COVID-19 in 2021, our clients are focused on receiving personalized customer experiences, optimizing costs and supporting resilient operating models. We remain committed to helping our clients adapt and thrive through the ongoing uncertainties caused by COVID-19 and, going forward, to the shifting business environment. Notwithstanding the recent improvement in conditions during the first nine months of 2021, the COVID-19 pandemic continues, with temporary shutdowns at our operations centers requested or mandated by governmental authorities, and due to the associated uncertainties, we continue to evaluate the nature and scope of the impact to our business and may take further strategic actions in order to manage our business operations, costs and liquidity in response to the ongoing impacts and changing conditions and markets resulting from COVID-19.
We have a business continuity plan in place and have, since early in the pandemic, adapted delivery to a work from home model, while actively working to understand our clients’ changing requirements, continuing to ensure data security, prioritizing critical processes, adjusting service levels and managing discretionary costs (such as travel costs) and fixed costs (such as non-critical personnel costs). We have made ongoing efforts to reduce our reliance on travel by incorporating into our business model the ability to conduct business using virtual conferencing and collaboration tools to enable our employees to stay connected with each other, and our sales, marketing and support teams to continue to engage with and remain responsive to our clients. Our work from home delivery capability steadily improved throughout 2020 and continued to improve during the first nine months of 2021. We estimate that we are able to deliver a significant portion of our clients’ current requirements in a work from home model given the current lockdown restrictions in the locations in which we operate and certain clients not authorizing us to perform the remaining process work remotely due to its sensitive nature. In addition, we have also worked, and continue to work with national, state, and local authorities to comply with applicable rules and regulations related to COVID-19. There continues to be volatility and economic and geopolitical uncertainty in many markets around the world due to the emergence and spread of new variants of COVID-19 across geographies. Despite the efforts described above, there is a risk that if jurisdictions in which we operate reinstate prior restrictions, stagnate in their reopening processes, or implement new restrictions in response to new outbreaks or continued spread, our operations and business could be materially impacted. In late March 2021, a new serious outbreak of the COVID-19 virus began affecting India with an exorbitant spike in the number of COVID patients. The Indian government reinstated lockdowns limiting in certain cases the movement of our employees to offices, however these lockdowns were lifted as the situation in India improved. During the same period, the Philippines also began experiencing a spike in the number of COVID patients. In July 2021, we saw a significant increase in number of COVID-19 cases across the U.S. brought on by the new variant of the COVID-19 virus. Our Indian, Philippines and U.S. operations were not materially affected as we initiated appropriate business continuity procedures, so as to minimize the effects of these new developments, but it is possible that our business and results of operations could nevertheless be materially affected if any further developments, including new variants of the COVID-19 virus, emerge.

We also took actions in response to the pandemic that focused on helping our employees. In the geographies most affected by the recent COVID-19 variants, these actions included healthcare support including securing and administering vaccines for our employees, facilitating our employees’ access to medical equipment, providing ambulance services and online medical consultations, extending medical insurance to our employees’ family members and enhancing the dollar value of such coverage. We also instituted a one-time employee compensation payment to beneficiaries of employees, facilitated voluntary contributions from our clients and employees to support the family members of deceased employees and providing financial support for their children's education. Other actions included disseminating guidance and information to our employees, facilitating work from home, implementing best practices for employees while working from home, periodic CEO messaging, various programs aimed at employee wellness, including a global wellness program, enhanced leave for employees affected by COVID-19, enhanced awareness towards information security, and updated cyber security and data privacy policies, among others. We continue to have broad travel restrictions, and while we expect some level of travel to return, we do not expect it to be at pre-pandemic levels. We are largely operating in virtual-only events for the safety of our employees and our customers with some expectations of return to office for selected employees, as and when necessary. We also implemented pandemic-specific protocols for our essential employees whose jobs require them to be on-site or with our customers by implementing additional safety measures at all of our facilities, including increased frequency in cleaning and disinfecting, and enhanced hygiene and social distancing practices.

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

In response to certain anticipated impacts from COVID-19, we implemented a series of temporary cost reduction measures in 2020 which continued in the first nine months of 2021 to further preserve financial flexibility. These actions included the postponement of certain discretionary spending including travel and marketing expenses, reevaluating the pace of our capital expenditures, rationalizing certain of our real estate and facilities, deferring non-critical hiring among others.

Certain impacts of COVID-19 on our business, results of operations, financial position and cash flow during the first nine months of 2021 has been described above and below, however the full extent of the impact for the period beyond the first nine months of 2021 is currently uncertain and will depend on many factors that are not within our control, including, but not limited to: the duration and scope of the pandemic; the effectiveness of actions taken to contain or mitigate the pandemic, prevent or limit any reoccurrence and emergence of new variants of the virus; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; development and availability of effective treatments and vaccines, the speed at which such vaccines are administered, the extent of vaccine aversion, as well as the effect of emerging targeted vaccine mandates and booster vaccines, and breakthrough infections among the fully vaccinated; significant increases in healthcare costs in the event that a significant number of our personnel become infected with COVID-19 and require medical treatment; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when COVID-19 subsides. Due to the above circumstances and as described generally in this Quarterly Report on Form 10-Q, our financial results, including but not limited to net revenues, income from operations, net income, cash flow and earnings per share, are not necessarily indicative of the results to be expected for the full fiscal year of 2021. We continue to monitor the implications of COVID-19 on our business, as well as our customers’ and suppliers’ businesses.

For additional information and risks related to COVID-19, see Item 1A - “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Revenues

For the three months ended September 30, 2021, we had revenues of $290.3 million compared to revenues of $241.0 million for the three months ended September 30, 2020, an increase of $49.3 million, or 20.5%. For the nine months ended September 30, 2021, we had revenues of $826.8 million compared to revenues of $709.5 million for the nine months ended September 30, 2020, an increase of $117.3 million, or 16.5%.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating 86.0% and 9.4%, respectively, of our total revenues for the three months ended September 30, 2021, and 84.6% and 9.5%, respectively, of our total revenues for the three months ended September 30, 2020. For the nine months ended September 30, 2021, these two regions generated 85.8% and 9.5%, respectively, of our total revenues and 84.7% and 9.2%, respectively, of our total revenues for the nine months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, our total revenues from our top ten clients accounted for 38.7% each of our total revenues. For the nine months ended September 30, 2021 and 2020, our total revenues from our top ten clients accounted for 38.6% and 37.3% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates, during the three and nine months ended September 30, 2021, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Results of Operations
The following table summarizes our results of operations for the three months and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(dollars in millions)		(dollars in millions)
Revenues, net	$290.3	$241.0	$826.8	$709.5
Cost of revenues(1)	177.7	152.1	507.2	473.1
Gross profit(1)	112.6	88.9	319.6	236.4
Operating expenses:
General and administrative expenses	36.2	26.8	103.4	84.5
Selling and marketing expenses	21.7	15.3	59.7	42.8
Depreciation and amortization expense	12.3	12.4	36.7	37.3
Total operating expenses	70.2	54.5	199.8	164.6
Income from operations	42.4	34.4	119.8	71.8
Foreign exchange gain, net	1.2	0.7	3.0	3.5
Interest expense	(1.8)	(2.6)	(6.8)	(8.6)
Other income, net	1.7	2.5	5.3	9.2
Loss on settlement of convertible notes	(12.8)	—	(12.8)	—
Income before income tax expense and earnings from equity affiliates	30.7	35.0	108.5	75.9
Income tax expense	4.2	8.5	22.1	18.4
Income before earnings from equity affiliates	26.5	26.5	86.4	57.5
Loss from equity-method investment	—	0.1	—	0.2
Net income attributable to ExlService Holdings, Inc. stockholders	$26.5	$26.4	$86.4	$57.3

(1) Exclusive of depreciation and amortization expense.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,			Percentage change
	2021	2020	Change
	(dollars in millions)
Insurance	$98.0	$87.8	$10.2	11.6%
Healthcare	27.3	25.1	2.2	8.9%
Emerging Business	44.5	37.6	6.9	18.5%
Analytics	120.5	90.5	30.0	33.1%
Total revenues, net	$290.3	$241.0	$49.3	20.5%

Revenues for the three months ended September 30, 2021 were $290.3 million, up $49.3 million, or 20.5%, compared to the three months ended September 30, 2020.

Revenue growth in Insurance of $10.2 million was primarily driven by expansion of business from our existing clients aggregating to $9.9 million and an increase in revenues of $0.3 million that was mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Insurance revenues were 33.8% and 36.4% of our total revenues in the three months ended September 30, 2021 and September 30, 2020, respectively.

Revenue growth in Healthcare of $2.2 million was primarily driven by expansion of business from our new clients aggregating to $2.2 million during the three months ended September 30, 2021. Healthcare revenues were 9.4% and 10.4% of our total revenues in the three months ended September 30, 2021 and September 30, 2020, respectively.

Revenue growth in Emerging Business of $6.9 million was primarily driven by expansion of business from our new and existing clients aggregating to $6.8 million and an increase in revenues of $0.1 million that was mainly attributable to the appreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Emerging Business revenues were 15.3% and 15.6% of our total revenues in the three months ended September 30, 2021 and September 30, 2020, respectively.

Revenue growth in Analytics of $30.0 million was attributable to the higher volumes in our annuity and project-based engagements from our new and existing clients of $29.6 million and an increase in revenues of $0.4 million mainly attributable to the appreciation of the U.K. pound sterling and the South African ZAR against the U.S. dollar during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Analytics revenues were 41.5% and 37.5% of our total revenues in the three months ended September 30, 2021 and September 30, 2020, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended September 30,		Change	Percentage change	Three months ended September 30,		Change
	2021	2020			2021	2020
	(dollars in millions)
Insurance	$61.4	$56.8	$4.6	8.1%	37.3%	35.3%	2.0%
Healthcare	17.1	18.0	(0.9)	(5.0)%	37.6%	28.4%	9.2%
Emerging Business	23.7	20.8	2.9	13.9%	46.8%	44.7%	2.1%
Analytics	75.5	56.5	19.0	33.6%	37.3%	37.6%	(0.3)%
Total	$177.7	$152.1	$25.6	16.8%	38.8%	36.9%	1.9%

For the three months ended September 30, 2021, cost of revenues was $177.7 million compared to $152.1 million for the three months ended September 30, 2020, an increase of $25.6 million, or 16.8%. Our gross margin for the three months ended September 30, 2021 was 38.8% compared to 36.9% for the three months ended September 30, 2020, an increase of 190 basis points ("bps") primarily driven by higher revenues and operational efficiencies during the three months ended September 30, 2021, compared to three months ended September 30, 2020.

The increase in cost of revenues in Insurance of $4.6 million for the three months ended September 30, 2021 was primarily due to increases in employee-related costs of $6.0 million, partially offset by lower travel costs of $1.3 million and foreign exchange gain, net of hedging $0.1 million. Gross margin in Insurance increased by 200 bps during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to operational efficiencies during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The decrease in cost of revenues in Healthcare of $0.9 million for the three months ended September 30, 2021 was primarily due to decreases in employee-related costs of $0.5 million and lower technology costs of $0.4 million. Gross margin in Healthcare increased by 920 bps during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to higher revenues and operational efficiencies during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The increase in cost of revenues in Emerging Business of $2.9 million for the three months ended September 30, 2021 was primarily due to increases in employee-related costs of $2.5 million and higher technology costs of $0.4 million. Gross margin in Emerging Business increased by 210 bps during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to higher revenues and operational efficiencies during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

The increase in cost of revenues in Analytics of $19.0 million for the three months ended September 30, 2021 was primarily due to increases in employee-related costs of $15.8 million and higher other operating costs of $4.1 million, partially offset by lower infrastructure costs of $0.5 million and foreign exchange gain, net of hedging $0.4 million. Gross margin in Analytics decreased by 30 bps during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to increases in employee-related costs, partially offset by higher revenues and operational efficiencies during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,		Change	Percentage change
	2021	2020
	(dollars in millions)
General and administrative expenses	$36.2	$26.8	$9.4	35.1%
Selling and marketing expenses	21.7	15.3	6.4	41.8%
Selling, general and administrative expenses	$57.9	$42.1	$15.8	37.5%
As a percentage of revenues	19.9%	17.5%

The increase in SG&A expenses of $15.8 million was primarily due to higher employee-related costs of $13.5 million, COVID-19-related expenses of $0.7 million primarily related to financial support to family members of deceased employees, higher other operating costs of $2.6 million and higher travel costs of $0.3 million, partially offset by lower facilities costs of $1.3 million due to optimization of office space.
Depreciation and Amortization.

	Three months ended September 30,		Change	Percentage change
	2021	2020
	(dollars in millions)
Depreciation expense	$9.3	$9.0	$0.3	3.3%
Intangible amortization expense	3.0	3.4	(0.4)	(11.8)%
Depreciation and amortization expense	$12.3	$12.4	$(0.1)	(0.8)%
As a percentage of revenues	4.2%	5.2%

The decrease in intangibles amortization expense of $0.4 million was primarily due to end of useful lives for certain intangible assets during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in depreciation expense of $0.3 million was primarily due to depreciation related to our investments in new operating centers, internally developed software and accelerated depreciation resulting from a reduction in useful lives related to certain operating centers, due to the impact of COVID-19 during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Income from Operations. Income from operations increased by $8.0 million, or 23.3%, from $34.4 million for the three months ended September 30, 2020 to $42.4 million for the three months ended September 30, 2021, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the three months ended September 30, 2021. As a percentage of revenues, income from operations increased from 14.3% for the three months ended September 30, 2020 to 14.6% for the three months ended September 30, 2021.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the three months ended September 30, 2021. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 74.06 during the three months ended September 30, 2020 to 73.88 during the three months ended September 30, 2021. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.31 during the three months ended September 30, 2020 to 1.37 during the three months ended September 30, 2021. The average exchange rate of the U.S. dollar against the Philippine peso increased from 48.71 during the three months ended September 30, 2020 to 50.24 during the three months ended September 30, 2021. The average exchange rate of the U.S. dollar against the South African ZAR decreased from 16.84 during the three months ended September 30, 2020 to 14.76 during the three months ended September 30, 2021.

We recorded a net foreign exchange gain of $1.2 million for the three months ended September 30, 2021, compared to the net foreign exchange gain of $0.7 million for three months ended September 30, 2020.

Interest expense. Interest expense decreased from $2.6 million for the three months ended September 30, 2020 to $1.8 million for the three months ended September 30, 2021, primarily due to settlement of outstanding obligations under the Notes on August 27, 2021, partially offset by increase in interest expense under our Credit Facility due to higher effective interest rates of 2.3% during the three months ended September 30, 2021, compared to 1.9% during the three months ended September 30, 2020.
Other Income, net.

	Three months ended September 30,			Percentage change
	2021	2020	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds	$1.2	$2.0	$(0.8)	(40.0)%
Interest and dividend income	0.8	0.8	—	—%
Other, net	(0.3)	(0.3)	—	—%
Other income, net	$1.7	$2.5	$(0.8)	(32.0)%

Other income, net decreased by $0.8 million, from $2.5 million for the three months ended September 30, 2020 to $1.7 million for the three months ended September 30, 2021, primarily due to lower amount invested in mutual funds and lower returns on such investments of $0.8 million, during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Loss on settlement of Notes. On August 27, 2021, we settled our outstanding obligations under the Notes and recognized a loss of $12.8 million during the three months ended September 30, 2021. See Note 17 - Borrowings to our unaudited consolidated financial statements.

Income Tax Expense. The effective tax rate decreased from 24.3% during the three months ended September 30, 2020 to 13.7% during the three months ended September 30, 2021. We recorded income tax expense of $4.2 million and $8.5 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in income tax expense was primarily a result of (i) the recording of a one-time deferred tax benefit of $2.4 million on settlement of the Notes during the three months ended September 30, 2021, (ii) the recording of excess tax benefits related to stock awards of $0.5 million pursuant to ASU No. 2016-09 during the three months ended September 30, 2021, and (iii) lower profit during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Net Income. Net income increased from $26.4 million for the three months ended September 30, 2020 to $26.5 million for the three months ended September 30, 2021, primarily due to increase in income from operations of $8.0 million, lower income tax expense of $4.3 million, lower interest expense of $0.8 million, higher net foreign exchange gain of $0.5 million and lower loss from equity-method investment of $0.1 million, partially offset by loss on settlement of the Notes of $12.8 million and lower other income, net of $0.8 million . As a percentage of revenues, net income decreased from 11.0% for the three months ended September 30, 2020 to 9.1% for the three months ended September 30, 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues.

The following table summarizes our revenues by reportable segments for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,			Percentage change
	2021	2020	Change
	(dollars in millions)
Insurance	$283.8	$252.9	$30.9	12.3%
Healthcare	85.9	77.1	8.8	11.3%
Emerging Business	122.9	114.9	8.0	6.9%
Analytics	334.2	264.6	69.6	26.3%
Total revenues, net	$826.8	$709.5	$117.3	16.5%

Revenues for the nine months ended September 30, 2021 were $826.8 million, up $117.3 million, or 16.5%, compared to the nine months ended September 30, 2020.

Revenue growth in Insurance of $30.9 million was primarily driven by expansion of business from our existing clients aggregating to $28.3 million and an increase in revenues $2.6 million that was mainly attributable to the appreciation of the Australian dollar, the U.K. pound sterling and the South African ZAR against the U.S. dollar during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Insurance revenues were 34.3% and 35.6% of our total revenues in the nine months ended September 30, 2021 and September 30, 2020, respectively.

Revenue growth in Healthcare of $8.8 million was primarily driven by expansion of business from our new and existing clients aggregating to $8.8 million during the nine months ended September 30, 2021. Healthcare revenues were 10.4% and 10.9% of our total revenues in the nine months ended September 30, 2021 and September 30, 2020, respectively.

Revenue growth in Emerging Business of $8.0 million was primarily driven by expansion of business from our new clients and existing clients aggregating to $7.1 million and an increase in revenues of $0.9 million that was mainly attributable to the appreciation of the U.K. pound sterling and the Indian rupee against the U.S. dollar during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Emerging Business revenues were 14.9% and 16.2% of our total revenues in the nine months ended September 30, 2021 and September 30, 2020, respectively.

Revenue growth in Analytics of $69.6 million was attributable to the higher volumes in our annuity and project based engagements from our new and existing clients of $67.5 million and an increase in revenues $2.1 million mainly attributable to the appreciation of the U.K. pound sterling and the South African ZAR against the U.S. dollar during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Analytics revenues were 40.4% and 37.3% of our total revenues in the nine months ended September 30, 2021 and September 30, 2020, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Nine months ended September 30,			Percentage change	Nine months ended September 30,		Change
	2021	2020	Change		2021	2020
	(dollars in millions)
Insurance	$176.9	$174.9	$2.0	1.1%	37.7%	30.8%	6.9%
Healthcare	52.2	57.2	(5.0)	(8.7)%	39.3%	25.8%	13.5%
Emerging Business	66.8	68.7	(1.9)	(2.8)%	45.6%	40.2%	5.4%
Analytics	211.3	172.3	39.0	22.6%	36.8%	34.9%	1.9%
Total	$507.2	$473.1	$34.1	7.2%	38.6%	33.3%	5.3%

For the nine months ended September 30, 2021, cost of revenues was $507.2 million compared to $473.1 million for the nine months ended September 30, 2020, an increase of $34.1 million, or 7.2%. Our gross margin for the nine months ended September 30, 2021 was 38.6% compared to 33.3% for nine months ended September 30, 2020, an increase of 530 bps primarily driven by higher revenues, operational efficiencies and lower COVID-19 related expenses during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

The increase in cost of revenues in Insurance of $2.0 million for the nine months ended September 30, 2021 was primarily due to increases in employee-related costs of $7.9 million and higher technology costs of $0.5 million, partially offset by lower travel costs of $6.1 million and foreign exchange gain, net of hedging of $0.3 million. Gross margin in Insurance increased by 690 bps during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher revenues, expansion in margin in certain existing clients, operational efficiencies and lower COVID-19 related expenses during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

The decrease in cost of revenues in Healthcare of $5.0 million for the nine months ended September 30, 2021 was primarily due to decreases in employee-related costs of $4.8 million, lower travel costs of $0.5 million and lower technology costs of $0.2 million, partially offset by higher facility costs of $0.3 million and foreign exchange loss, net of hedging $0.2 million. Gross margin in Healthcare increased by 1,350 bps during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher revenues, operational efficiencies and lower COVID-19 related expenses during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

The decrease in cost of revenues in Emerging Business of $1.9 million for the nine months ended September 30, 2021 was primarily due to decreases in employee-related costs of $1.3 million, lower facility costs of $0.5 million, lower travel costs of $0.5 million and foreign exchange gain, net of hedging $0.3 million, partially offset by higher technology costs of $0.7 million, primarily due to increased usage of the work from home model. Gross margin in Emerging Business increased by 540 bps during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher revenues, operational efficiencies and lower COVID-19 related expenses during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

The increase in cost of revenues in Analytics of $39.0 million for the nine months ended September 30, 2021 was primarily due to increases in employee-related costs of $29.1 million, higher other operating costs of $11.6 million and higher technology costs of $0.7 million, primarily due to increased usage of the work from home model. This was partially offset by lower travel costs of $1.1 million, lower facility costs of $0.6 million and foreign exchange gain, net of hedging of $0.7 million. Gross margin in Analytics increased by 190 bps during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to higher revenues, operational efficiencies and lower COVID-19 related expenses during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Selling, General and Administrative (“SG&A”) Expenses.

	Nine months ended September 30,			Percentage change
	2021	2020	Change
	(dollars in millions)
General and administrative expenses	$103.4	$84.5	$18.9	22.4%
Selling and marketing expenses	59.7	42.8	16.9	39.5%
Selling, general and administrative expenses	$163.1	$127.3	$35.8	28.1%
As a percentage of revenues	19.7%	17.9%

The increase in SG&A expenses of $35.8 million was primarily due to higher employee-related costs of $33.4 million, COVID-19-related expenses of $2.9 million primarily related to financial support to family members of deceased employees, higher other operating costs of $4.5 million, partially offset by lower facilities costs of $4.1 million due to optimization of office space and lower travel costs of $0.9 million due to COVID-19 cost reduction measures.

Depreciation and Amortization.

	Nine months ended September 30,			Percentage change
	2021	2020	Change
	(dollars in millions)
Depreciation expense	$26.9	$26.3	$0.6	2.3%
Intangible amortization expense	9.8	11.0	(1.2)	(10.9)%
Depreciation and amortization expense	$36.7	$37.3	$(0.6)	(1.6)%
As a percentage of revenues	4.4%	5.3%

The decrease in intangibles amortization expense of $1.2 million was primarily due to end of useful lives for certain intangible assets during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in depreciation expense of $0.6 million was primarily due to depreciation related to our investments in new operating centers, internally developed software and accelerated depreciation resulting from a reduction in useful lives related to certain operating centers, due to the impact of COVID-19 during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Income from Operations. Income from operations increased by $48.0 million, or 66.9%, from $71.8 million for the nine months ended September 30, 2020 to $119.8 million for the nine months ended September 30, 2021, primarily due to higher revenues, partially offset by higher cost of revenues, higher SG&A expenses during the nine months ended September 30, 2021. As a percentage of revenues, income from operations increased from 10.1% for the nine months ended September 30, 2020 to 14.5% for the nine months ended September 30, 2021.

Foreign Exchange Gain/(Loss). Net foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the nine months ended September 30, 2021. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 74.18 during the nine months ended September 30, 2020 to 73.57 during the nine months ended September 30, 2021. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.27 during the nine months ended September 30, 2020 to 1.38 during the nine months ended September 30, 2021. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 49.94 during the nine months ended September 30, 2020 to 48.94 during the nine months ended September 30, 2021. The average exchange rate of the U.S. dollar against the South African ZAR decreased from 16.88 during the nine months ended September 30, 2020 to 14.64 during the nine months ended September 30, 2021.

We recorded a net foreign exchange gain of $3.0 million for the nine months ended September 30, 2021, compared to the net foreign exchange gain of $3.5 million for the nine months ended September 30, 2020.

Interest expense. Interest expense decreased from $8.6 million for the nine months ended September 30, 2020 to $6.8 million for the nine months ended September 30, 2021, primarily due to settlement of outstanding obligations under the Notes on August 27, 2021, and lower effective interest rates of 2.0% under our Credit Facility during the nine months ended September 30, 2021, compared to 2.4% during the nine months ended September 30, 2020.

Other Income, net.

	Nine months ended September 30,			Percentage change
	2021	2020	Change
Gain on sale and mark-to-market of mutual funds	$3.9	$7.1	$(3.2)	(45.1)%
Interest and dividend income	2.1	1.9	0.2	10.5%
Other, net	(0.7)	0.2	(0.9)	(450.0)%
Other income, net	$5.3	$9.2	$(3.9)	(42.4)%

Other income, net decreased by $3.9 million, from $9.2 million for the nine months ended September 30, 2020 to $5.3 million for the nine months ended September 30, 2021, primarily due to lower amount invested in mutual funds and lower returns on such investments of $3.2 million, partially offset by increase in interest income of $0.2 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Loss on settlement of Notes. On August 27, 2021, we settled our outstanding obligations under the Notes and recognized loss of $12.8 million during the nine months ended September 30, 2021. See Note 17 - Borrowings to our unaudited consolidated financial statements.

Income Tax Expense. The effective tax rate decreased from 24.3% during the nine months ended September 30, 2020 to 20.3% during the nine months ended September 30, 2021. We recorded income tax expense of $22.1 million and $18.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in the income tax expense was primarily a result of higher profit during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, and the recording of higher excess tax benefits related to stock awards of $1.8 million pursuant to ASU No. 2016-09 during the nine months ended September 30, 2020, compared to $1.6 million during the nine months ended September 30, 2021, partially offset by (i) the recording of a one-time deferred tax benefit of $2.4 million on settlement of the Notes during the nine months ended September 30, 2021, and (ii) the recording of a one-time tax expense of $1.3 million due to the election of a new tax regime, during the nine months ended September 30, 2020, for two of our Indian subsidiaries that provides for a lower tax rate on earnings in exchange for foregoing certain tax credits, including minimum alternative tax credits.

Net Income. Net income increased from $57.3 million for the nine months ended September 30, 2020 to $86.4 million for the nine months ended September 30, 2021, primarily due to increase in income from operations of $48.0 million, lower interest expense of $1.8 million and lower loss from equity-method investment of $0.2 million, partially offset by loss on settlement of the Notes of $12.8 million, lower other income, net of $3.9 million, higher income tax expense of $3.7 million and lower foreign exchange gain, net of $0.5 million. As a percentage of revenues, net income increased from 8.1% for the nine months ended September 30, 2020 to 10.5% for the nine months ended September 30, 2021.

Liquidity and Capital Resources

	Nine months ended September 30,
	2021	2020
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$225.5	$127.0
Net cash provided by operating activities	113.8	126.3
Net cash (used for)/provided by investing activities	(21.5)	11.1
Net cash used for financing activities	(189.1)	(48.4)
Effect of exchange rate changes	(5.0)	—
Closing cash, cash equivalents and restricted cash	$123.7	$216.0

As of September 30, 2021 and 2020, we had $284.3 million and $362.6 million, respectively, in cash, cash equivalents and short-term investments, of which $254.2 million and $300.7 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations in the United States and other geographies, and as and when we decide to distribute, we may have to accrue, additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the three months ended September 30, 2021, we repatriated to the United States $17.0 million (net of $0.9 million withholding taxes) from India. During the nine months ended September 30, 2021, we repatriated to the United States $66.0 million (net of $3.5 million withholding taxes) from India and $42.5 million (net of $7.5 million withholding taxes) from the Philippines. These distributions do not constitute a change in our permanent reinvestment assertion. We base our decision to continue to indefinitely reinvest earnings in India and the Philippines on our estimate of the working capital required to support our operations in these geographies and periodically review our capital initiatives to support and expand our global operations, as well as an economically viable rate of return on our investments made in India and the Philippines as compared to those made in the United States.

Operating Activities: Net cash provided by operating activities was $113.8 million for the nine months ended September 30, 2021 as compared to net cash provided by operating activities of $126.3 million for the nine months ended September 30, 2020, reflecting higher working capital needs, offset by higher cash earnings. The major drivers contributing to the decrease of $12.5 million year-over-year included the following:

•Changes in accounts receivable, including advance billings, contributed lower cash flow of $78.4 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was a result of higher accounts receivable resulting from revenue growth, change in credit terms for certain clients during the nine months ended September 30, 2021, and advance collections during the three months ended December 31, 2020. Lower cash flows were also affected by our accounts receivable days sales outstanding, which marginally increased to 58 days as of September 30, 2021 from 57 days as of September 30, 2020.

•Increase in net income of $29.1 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to an increase in income from operations of $48.0 million driven by higher revenues, lower interest expense of $1.8 million, partially offset by loss on settlement of the Notes of $12.8 million, lower other income, net of $3.9 million, and higher income tax expense of $3.7 million.

•Increase in accrued employee costs, accrued expenses and other liabilities contributed higher cash flow of $56.3 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to lower payment and higher provisions of annual performance incentives of $37.2 million, higher other employee cost accruals of $2.5 million and higher accrued expenses and other liabilities of $16.6 million, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

•Other drivers decreasing cash flows during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 included: income tax payments, net of refunds, of $19.6 million, primarily due to higher advance income tax payments on higher net income.

Investing Activities: Cash flows used for investing activities were $21.5 million for the nine months ended September 30, 2021 as compared to cash flows provided by investing activities of $11.1 million for the nine months ended September 30, 2020. The decrease is mainly due to net redemption of investments of $6.7 million during nine months ended September 30, 2021 as compared to net redemption of investments of $45.8 million during the nine months ended September 30, 2020. This was partially offset by lower capital expenditures for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $5.8 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 and acquisition of an additional stake in our equity affiliate of $0.7 million during the nine months ended September 30, 2020.

Financing Activities: Cash flows used for financing activities were $189.1 million during the nine months ended September 30, 2021 as compared to cash flows used for financing activities of $48.4 million during the nine months ended September 30, 2020. The increase in cash flows used for financing activities was primarily due to higher net repayment of our borrowings of $94.0 million under our revolving Credit Facility and the Notes and higher purchases of treasury stock by $46.7 million under our share repurchase program during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

We expect to use cash from operating activities to maintain and expand our business by making investments primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $29.0 million of capital expenditures in the nine months ended September 30, 2021. We expect to incur capital expenditures of between $35.0 million and $40.0 million in 2021, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

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

The Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”) allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from April 1, 2020 and ending December 31, 2020. As of September 30, 2021 and December 31, 2020, we deferred our contributions to FICA of $6.3 million each under the CARES Act. The deferred amount will be payable as follows: (1) 50% of the deferred amount will be paid on or before December 31, 2021 and (2) the remaining 50% of the deferred amount will be paid on or before December 31, 2022.
Financing Arrangements (Debt Facility)
The following tables summarizes our Debt balances as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020
	(dollars in millions)		(dollars in millions)
	Revolving Credit Facility	Total	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$15.0	$15.0	$25.0	$—	$25.0

Long-term borrowings	$170.0	$170.0	$64.0	$150.0	$214.0
Unamortized debt discount	—	—	—	(11.2)	(11.2)
Unamortized debt issuance costs*	—	—	—	(0.8)	(0.8)
Long-term borrowings	$170.0	$170.0	$64.0	$138.0	$202.0
Total borrowings	$185.0	$185.0	$89.0	$138.0	$227.0
*Unamortized debt issuance costs for our revolving Credit Facility of $0.3 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively, is presented under “Other current assets” and “Other assets,” as applicable in our consolidated balance sheets.
On August 27, 2021, we entered into a Payoff and Termination Agreement (the “Payoff and Termination Agreement”) with the Purchaser, pursuant to which we prepaid and settled its outstanding obligations under the Notes for an aggregate consideration of $236.7 million, excluding accrued and unpaid interest under the Notes calculated through and including, August 26, 2021, in the form of a combination of cash and share of our common stock. As a result, we made a cash payment of $200.0 million to the Purchaser and satisfied the remainder of the obligation under the Notes by issuing to the Purchaser 310,394 shares of our common stock calculated at $118.37 per share based on a 20-day volume weighted average price ending on, and including, August 26, 2021. We satisfied the cash payment obligation under the Payoff and Termination Agreement by drawing $200.0 million from our existing revolving Credit Facility, and our common stock was issued from our existing treasury shares. See Note 17 - Borrowings and Note 18 - Capital Structure to our unaudited consolidated financial statements herein for further details.
Off-Balance Sheet Arrangements
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of September 30, 2021 and December 31, 2020, we had outstanding letters of credit of $0.5 million each, that were not recognized in our unaudited and audited consolidated balance sheets, respectively. These are not reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2021:

	Payment Due by Period
	Less than	1-3	4-5	After
	1 year	years	years	5 years	Total
	(dollars in millions)
Finance leases	$0.2	$0.2	$0.1	$—	$0.5
Operating leases(a)	24.3	43.2	20.9	28.2	116.6
Purchase obligations	5.2	—	—	—	5.2
Other obligations(b)	2.8	5.0	4.0	7.0	18.8
Borrowings:
Principal payments	15.0	170.0	—	—	185.0
Interest payments(c)	1.9	0.2	—	—	2.1
Total contractual cash obligations(d)	$49.4	$218.6	$25.0	$35.2	$328.2

(a)Represents undiscounted operating lease liabilities payable over the lease term.
(b)Represents estimated employee benefit payments under the Gratuity Plan.
(c)Interest on borrowings is calculated based on the interest rate on the outstanding borrowings as of September 30, 2021.
(d)Excludes $0.9 million related to uncertain tax positions, since the extent of the amount and timing of payment is currently not reliably estimable or determinable.

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

Our operations centers in the Philippines are registered with the Philippine Economic Zone Authority. The registration provides us with certain fiscal incentives on the import of capital goods and local purchase of services and materials and requires our Philippines subsidiary to meet certain performance and investment criteria. We believe that these centers have in the past satisfied and will continue to satisfy the required criteria.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2—“Recent Accounting Pronouncements” to the unaudited consolidated financial statements contained herein.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2021, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of September 30, 2021, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In late March 2021, a new serious outbreak of COVID-19 virus began affecting India. The outbreak resulted in an exorbitant spike in the number of COVID patients, which overwhelmed the healthcare infrastructure in India. The Indian government reinstated lockdowns limiting in certain cases the movement of our employees to offices. During the same period, the Philippines also began experiencing a spike in the number of COVID patients. In July 2021, a significant increase in number of COVID-19 cases across the U.S. were brought on by the new variant of the COVID-19 virus. The situation has improved in India, the Philippines and the U.S., but we continue to monitor the situation in all of the jurisdictions in which we operate. Our operations were not materially affected in any of these geographies as a result of our appropriate business continuity procedures. It is possible that any further developments, including the emergence of new variants of the COVID-19 virus, could adversely affect our business and results of operations.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2021, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	92,782	$107.78	92,782	$56,772,723
August 1, 2021 through August 31, 2021	94,890	$117.99	94,890	$45,576,588
September 1, 2021 through September 30, 2021	56,908	$123.00	56,908	$38,576,664
Total	244,580	$115.28	244,580	$—
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

10.1
Payoff and Termination Agreement between ExlService Holdings, Inc. and Orogen Echo, LLC, dated August 27, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on August 27, 2021).

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

Date: November 2, 2021	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)