Form 10-K
period 2021-12-31
ExlService Holdings, Inc.
filed 2022-02-24
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

As of June 30, 2021, the aggregate market value of common stock held by non-affiliates was approximately $3,440,655,754.

As of February 22, 2022, there were 33,205,469 shares of the registrant’s common stock outstanding, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2021.

ITEM 1.     Business
ExlService Holdings, Inc. (“EXL,” “we,” “us,” “our” or the “Company”), incorporated in Delaware in 2002, is a leading data analytics and digital operations and solutions company that partners with clients to improve business outcomes and unlock growth. By bringing together deep domain expertise with robust data, powerful analytics, cloud, artificial intelligence (“AI”) and machine learning (“ML”), we create agile, scalable solutions and execute complex operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media, and retail, among others. Focused on driving faster decision-making and transforming operating models, EXL was founded on the core values of innovation, collaboration, excellence, integrity and respect. Headquartered in New York, our team is over 37,400 strong, with more than 50 offices spanning six continents.
We deliver data analytics and digital operations and solutions to our clients, driving enterprise-scale business transformation initiatives that leverage our deep expertise in advanced analytics, AI, ML and cloud. Data, analytics, and digital have become core to virtually every significant move a business makes to serve customers, optimize business processes, stay competitive and grow. Our vision of being an indispensable partner for data-led businesses is a reflection of where the data and technology-led transformation of our clients’ businesses is trending across industry sectors, and we are evolving our offerings to drive business outcomes through advanced analytics and AI-powered solutions on the cloud. Our data-led value creation framework enables better and faster decision making, leveraging our end-to-end data and analytics capabilities to drive improved business outcomes, and re-designing of operating models to integrate advanced technology into operational workflows. We embed digital operations and solutions into clients’ businesses and introduce our data led approach to transform operations with every new engagement. Accordingly, as our operations management services are now a part of our digital operations and solutions, they are referred to as “digital operations and solutions” herein; however, we have not changed the way in which we manage our business or our operating segments or segment reporting structure.
We manage and report financial information through our four reportable segments or strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management reviews financial information and makes operating decisions. Our strategic business units align our products and services with how we manage our business, approach our key markets and interact with our clients. These business units develop client-specific solutions, build capabilities, maintain a unified go-to-market approach and are integrally responsible for service delivery, customer satisfaction, growth and profitability. By integrating data and analytics directly into our client workflows, we drive more intelligence into our clients’ increasingly digital operations that drive superior customer outcomes, optimize costs and power resilient and agile business models for our clients.
Our December 2021 acquisition of Clairvoyant AI Inc. (“Clairvoyant”) is included in the Analytics reportable segment.
COVID–19 Global Pandemic
The COVID-19 pandemic continues to cause global economic disruption and uncertainty, which affects our business. The global economic disruption of this pandemic has had an adverse impact on our business operations, customers, and suppliers.
The extent to which COVID-19 impacts our future business, strategic initiatives, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity and resurgence, of COVID-19, the effects of COVID-19 on our clients, vendors and employees and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.
We will continue to evaluate the nature and scope of the impact to our business and may take further actions strategizing our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this fast moving and uncertain global health crisis and the resulting global economic consequences.
For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Digital Operations and Solutions
Our digital operations and solutions, which we provide from our Insurance, Healthcare and Emerging Business strategic business units are focused on solving complex industry problems such as the insurance claims lifecycle and financial transactions processing, and typically involve the use of agile delivery models to implement digital technologies and interventions like hyper-automation, customer experience transformation, advanced automation, robotics, enterprise architecture, end-to-end business function management and transformations. We either administer and manage these functions for our clients on an ongoing basis via longer-term arrangements or project work. We use a focused industry vertical approach, and our solutions are designed to deliver business models that help our clients realize their business and innovation goals and improve their strategic competitive position.
The key differentiators and salient features of our digital operations and solutions include our agile operating and delivery model, which leverages AI/ML-based content extraction, natural language processing and cloud-based operations to automate business processes and improve speed-to-market. Our approach to digital integrates AI/ML and data on to the cloud to digitally transform legacy models and support real-time insights, faster decision-making and streamlined operations. This approach positions us to digitally transform our clients’ enterprise-wide data flows to deliver meaningful customer experience, business outcomes and efficiency improvements to our clients.
Some of our key digital operations and solutions we provide in connection with our analytics capabilities include:
•AI:OS: Integrated cloud-native AI solutions with deep domain expertise and process transition experience to deliver a cloud receiving center for business processes.
•Xtrakto.AI: AI-driven automation of manual processing of text, image and financial data;
•    Exelia.AI: AI-infused experiences across multiple customer journeys and touchpoints;
•    Paymentor: AI-powered customer centricity and digitization in payment and collection processes; and
•    POS Financing: AI-powered Buy Now Pay Later solution, reimagining an integrated and coherent sales and credit journey.
We deliver digital operations and solutions to clients through multiple technology approaches, including, using client environments, EXL platforms and leveraging third-party solutions from our partner ecosystem. Where possible, our aim is to use standardized and shared technology and operational delivery infrastructure, enabling us to leverage technology and infrastructure investments across multiple clients.
Our strategic business units through which we provide digital operations and solutions are described below:
Our Insurance strategic business unit serves property and casualty insurance, life insurance, disability insurance, insurance brokers, reinsurers, annuity and retirement services companies. We provide digital operations and solutions and analytics-driven services across the insurance industry in areas such as claims processing, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business acquisition, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey, and customer service using digital technology, AI, ML and advanced automation. We provide end-to-end third party administration for life and annuity insurance policies which includes digital customer acquisition services using a software-as-a-service (“SaaS”) delivery model through our LifePRO® and LISS platforms that help clients administer life insurance, annuities and credit life and disability insurance policies. We also provide subrogation services to property and casualty insurers using BPaaS delivery model and our proprietary Subrosource® software platform, the largest commercial end-to-end subrogation platform. Subrosource® integrates with client systems, manages recovery workflow, increases recoveries and reduces costs. We provide a suite of finance and accounting services that include high-end analytics-driven services including financial planning and analysis, decision support, GAAP and statutory reporting and compliance services in addition to core finance operations. We bring a data-driven and practical digital approach to finance and accounting, enabling our clients to simplify and scale their finance and accounting processes, drive stakeholder centricity, improve controls and compliance, reduce operating costs and deliver rich data-driven insights to their businesses.
Our Healthcare strategic business unit primarily serves U.S.-based healthcare payers, providers, pharmacy benefit managers and life sciences organizations. We combine deep healthcare domain expertise with data-driven insights and technology-enabled services to transform how care is delivered, managed and paid. We provide services related to care management, utilization management, disease management, payment integrity, revenue optimization and customer engagement directly addressing the market need for improved healthcare outcomes, patient and provider experience and access to the healthcare system in the healthcare market, and optimized healthcare spend.
We offer SaaS and platform services designed to serve the healthcare industry as well as proprietary technology platforms, robotics and advanced analytics. EXL’s integrated care management offering, including CareRadius® and our proprietary clinical data and analytics, connects payers, providers and members to increase efficiencies and effectiveness across all aspects of care management, including medical, pharmacy and behavioral health. Our digital operations and solutions infuse cloud, data, AI, ML, analytics and robotics capabilities to improve efficiency, business outcomes, and the consumer experience in healthcare across patient/member management, contracting and network management, health and care management, claims administration, and business operations.

Similar to our Insurance strategic business unit, we also provide finance and accounting services, digital transformation and advisory/consulting services for our clients in the healthcare industry.
Our Emerging Business strategic business unit provides data-driven and digital enterprise solutions in the areas of revenue enhancement, finance & accounting and customer experience management to clients primarily in the banking and capital markets, utilities, travel, transportation and logistics, media and communications, manufacturing and retail and business services industries. These enterprise solutions complement our domain specific industry solutions enabling our clients to maximize performance.
Our revenue enhancement solutions, enabled by our analytics based EXL Revenue Leakage Preventer (formerly RevliftTM) platform include lead generation, inside sales and digital marketing, pricing, customer and marketing analytics, billing and revenue assurance solutions, helping deliver direct topline and margin impact to our clients’ business.
Our data-driven finance and accounting services include high-end analytics driven services, including financial planning and analysis, strategic finance, advanced forecasting and decision support, data management, regulatory reporting and risk and compliance services in addition to core finance operations. Powered by our integrated cloud-based hyper-automation and insights platform EXL Digital Finance Suite, we help CFOs transform finance into a digitally enabled, scalable data-driven function with lower cost to serve, superior business outcomes, and improved stakeholder experience and business partnering.
Our client experience management solutions which run on our CONNECx platform help our clients improve their end-customer experience across the front, middle and back-office, integrating data flows, redesigning customer service processes and leveraging digital omni-channel platforms. In delivering these solutions, we combine our deep domain expertise, digital operations and solutions, advanced analytics and digital capabilities, including robotics, proprietary and partner driven AI and ML solutions.
We also provide industry-specific digital operations and solutions. For our clients in the travel sector, we provide corporate and leisure travel services including reservations, customer service and fulfilment services. In the transportation and logistics sectors, we provide our clients with billing, collections, claims management, freight audit, logistics, supply chain management, revenue assurance and payment services. For our clients in the banking and financial services sector, we provide comprehensive range of digital operations and solutions, including residential mortgage lending, title verification and validation, retail banking and credit cards, trust verification, commercial banking and investment management. In addition to banks and financial services firms, we work with financial technology (Fintech) companies to supplement their marketing and sales operations, support their processing and underwriting as well as enhance their servicing and collections efforts. For our clients in the utilities sector, we offer digital operations and solutions related to end-to-end customer lifecycle management including onboarding and terminations, engineering field services, customer service, billing and debt management and collections.
Analytics
Through our Analytics strategic business unit, we help our clients build data-led businesses. By leveraging our suite of end-to-end analytics capabilities, our analytics services focus on driving improved business outcomes for our clients by unlocking deep insights from data and creating data-driven solutions across all parts of our clients’ businesses.
Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and life cycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management.
We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house AI and ML capabilities, to create insights and improve decision making for our clients. We leverage and deploy our proprietary AI and ML solutions to help deliver improved business outcomes and address a range of complex industry-wide problems, including:
•Superior customer experience, driving engagement, loyalty and increasing cross-sell through a deeper understanding of consumer behavior;
•Solutions for risk models , stress testing, Basel risk-weighted assets, reserves, and economic capital calculation;
•ML models for fraud monitoring, loss mitigation, and implementation and execution of fraud strategies; and
•Enhanced decision-making in underwriting, claims processing and policy renewal through cognitive image analytics.

Our Analytics team is comprised of approximately 6,600 professionals, including data scientists, data architects, business analysts, statisticians, modelers, industry domain specialists and data experts.
We help our clients leverage internal and external data sources, enhance their data assets, identify and visualize data patterns, and utilize data-driven insights to improve their effectiveness. Our Analytics services for our clients include:
•Identification, cleansing, matching and use of structured, semi-structured and unstructured data available both internally to our client’s organization and externally;
•Integration of data insights and predictive models into real-time decision making processes to drive measurable business impact;
•Design and implementation of services that enable data visualization and management reporting enabling business users to segment, drill-down, and filter data; and
•Deployment of analytics professionals and data scientists who utilize analytics tools, cutting edge statistical techniques and methodologies in ways designed to help customers better understand their data to generate actionable business insights.
Our Analytics engagements span both project work and longer-term arrangements where EXL provides ongoing analytics modeling and services for a year or more. We utilize our domain and industry knowledge to drive these engagements across our various competencies including data management and cloud enablement, AI, ML and advanced analytics and insights, data-enabled marketing solutions and strategic data assets.
Our Analytics services support: (1) retail banking, commercial banking and investment banking and management for the banking and financial services industries; (2) actuarial, claims, informatics, customer relationship management and marketing analysis; (3) marketing and agency management, actuarial, servicing and operations, customer management, and claims and money movement in the insurance industry; and (4) marketing analytics, supply chain, logistics and digital operations and solutions in the retail, media and entertainment industries.
As a result of the ongoing impact of COVID-19, we have seen a significant acceleration in the shift to digital and cloud-based solutions across all of our target markets. Capturing data and enriching data has become a key differentiator for clients and their speed of decision-making necessitating the adoption of advanced AI and ML techniques. The accelerated adoption of cloud-based solutions has increased our clients’ needs for a suite of cloud migration and enablement capabilities. We expect that this will continue to grow our target addressable market and support higher growth over the next few years.
We expect the long-term trend in demand to be positive and to capture these new opportunities, we are building a scalable and customizable multi-cloud cross-sector analytics platform with pre-built accelerators and packaged solutions. This will enable us to continue to enhance our solutions to scalable industry solutions and as-a-service models.
To position EXL as a market leader in analytics services, we are customizing solutions across our target verticals and markets and deepening our advanced analytics and cloud capabilities and our domain expertise.
Our EXLClarityTM platform supports payers’ and providers’ risk adjustment and quality management programs in order to close clinical gaps and optimize revenue, and our EXLVantageTM platform offers robust population health analytics that can be leveraged by our payer, provider and life science customers to drive insights and associated actions for improved outcomes in quality and efficiency performance for care and network optimization. In addition, our population health analytic models can be leveraged with our campaign management and marketing analytics to support member acquisition and clinical program intervention management. We offer end-to-end data management services to support data strategy, ingestion, normalization, quality, security, governance, visualization and data architecture development and deployment via agnostic tools and flexible delivery models.
On December 16, 2021, we completed the acquisition of Clairvoyant, a global data, AI, ML, and cloud services firm that helps organizations in their business transformation by maximizing the value of data through actionable insights. It provides data engineering, analytics, AI, ML, product engineering, and cloud-based solutions. The acquisition strengthens our Analytics capabilities with additional expertise in data engineering and cloud enablement, further supporting our clients in the insurance, healthcare, banking and financial services, and retail industries.
Business Strategy
EXL is a leading data analytics and digital operations and solutions company and is a key strategic partner for data-led businesses. We drive business outcomes for our clients through advanced analytics and AI/ML-powered digital solutions on the cloud. We do this through our data-led value creation framework to enable better and faster decision making and orchestrate re-designing of operating models to integrate advanced technology into operational workflows. Below are some of our strategically focused considerations:
Expanding our services in large addressable markets
We continue to focus on the insurance, healthcare, banking, retail, media and high tech, among other industries, which are large markets with high demand. We will also continue to build our client portfolio in finance and accounting and consulting services in all of our business segments. As we can continue to refine our focus, we are pursuing opportunities in other industries. We are strategically equipped to help clients apply relevant digital technologies to enterprise processes and business problems at every step of the digital transformation, by bringing together deep domain expertise with robust data, powerful analytics, cloud, AI and ML. Demand for our services is expected to exhibit strong growth in the next several years.
Integrating our Capabilities
Our deep domain expertise has been central to our market differentiation. We are also well-positioned with our suite of data and analytics, strong operational excellence and digital toolkit to create integrated services and solutions under one brand.
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
•Offering the full suite of EXL services that includes digital operations and solutions, consulting and data analytics services; and
•Supporting our clients’ geographic expansion leveraging our global footprint.
We intend to continue building a portfolio of Fortune 500 and Global 2000 companies in our focus industries that have complex and diverse data-led processes and, accordingly, stand to benefit significantly from our services. We also intend to cultivate long-term relationships with medium-sized companies in our focus industries by leveraging our BPaaS and digital offerings.
Optimizing our Global Delivery Footprint and Operational Infrastructure in the Countries and Regions in which we Operate
We intend to further optimize our existing network of delivery centers to service our clients, drive efficiencies and adapting to remote working operating model. As part of our ongoing evaluation of facilities usage, we closed certain facilities in India, the Philippines and in the United States.
Pursuing Strategic Acquisitions and Relationships
We intend to continue making selective acquisitions in our focus industry verticals that enhance our competitive differentiation and facilitate our growth strategy. We consider selective strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services and solutions and complement our business strategy. Through our Connected Intelligence Partnership programs, we expand our technology and innovation ecosystem with select partnerships, alliances or investments that we expect will enhance go-to-market opportunities and expand the scope and effectiveness of our services and solutions by adding digital assets and intellectual property, which will help us to win new clients or allowing us to enter new industry verticals and geographic markets.
Our Industry
Digital operations and solutions
As a digital operations and solutions company, we work with clients to execute enterprise-scale business transformation initiatives that leverage deep expertise in advanced analytics, AI, ML and the cloud. Specifically, digital operations and solutions companies help clients achieve digital transformation in three key ways: 1) advanced analytics that combine publicly available data, proprietary data sets and clients’ own data help power faster, more strategic decision making, 2) AI/ML-driven natural language processing solutions help streamline manual, labor-intensive workflows and improve end-customer engagement and experience, and 3) AI/ML-powered operating models that integrates AI and ML capabilities and data on to the cloud to help transition from legacy models and get to market faster.

This comprehensive approach acknowledges the critical role that digital capabilities play in both the operational business process and consumer-facing customer engagement and user experience, as touch points, interactions and experiences with companies’ customers have increasingly shifted to digital channels.
Digital transformation is a long-term strategic commitment for a company that, once implemented, is generally not subject to cyclical spending or information technology budget fluctuations. Increased global demand, cost improvements in international communications and the automation of many business services have created a significant opportunity for digital operations providers with offshore delivery capabilities, and many companies are moving select office processes to providers with the capacity to perform these functions from overseas locations. We believe the demand for digital operations and solutions will be primarily led by industries that are transaction-driven and that require significant customer interactions.
Analytics
As an analytics business, we help companies access and deliver real-time data and insights at multiple points in their overall workflows so that all parts of the organization are working from the same data pool. Leveraging a large number of high-frequency, granular, non-traditional data elements aggregated across proprietary data sets, client data and publicly available sources, Analytics helps companies settle consumer issues efficiently, deliver hyper-personalized customer experiences at scale, and rapidly shift their business strategies in response to market changes. The enhanced generation of business data across multiple formats, substantial reduction in data storage costs, growing enterprise demand for data-driven and real-time decision making and availability of sophisticated analytics tools have enabled companies to benefit from global labor markets. Our service offerings develop industry-specific analytics solutions and deep data insights that are well-poised to benefit from this global trend.
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
Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, analyst relations and rankings, lead generation, knowledge management, content development, campaign management, digital or web presence, brand awareness and participation in industry forums and conferences. As of December 31, 2021, we employed approximately 214 sales, marketing, business development and client management professionals, with the majority of them based in either the U.S. or Europe. Our professionals generally have significant experience in business process services, technology, operations, analytics and consulting.
Clients
EXL generated revenues from approximately 459 clients and 460 clients in 2021 and 2020, respectively (with annual revenue exceeding $50,000 per client). We have won 58 and 44 new clients during 2021 and 2020, respectively.
Our top three, five and ten clients generated 18.7%, 25.2% and 38.1% of our revenues, respectively, in 2021. Our top three, five and ten clients generated 19.2%, 25.4% and 37.4% of our revenues, respectively, in 2020. No client accounted for more than 10% of our total revenues in 2021 or 2020. Our revenue concentration with our top clients remains consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-We earn a substantial portion of our revenues from a limited number of clients.”
Our long-term relationships with our clients typically evolve from providing a single, discrete service or process into providing a series of complex, integrated processes across multiple business lines. For digital operations and solutions other than consulting, we generally enter into long-term agreements with our clients with typical initial terms of between three to five years. Consulting engagements have typical terms of six to twelve months. Agreements for our analytics services are either project based or have shorter initial terms, which are typically between one to three years. However, each agreement is individually negotiated with the client.
Competition
Competition in the data analytics and digital operations and solutions industry is intense and growing. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-We face competition from U.S.-based and non-U.S.-based BPM and IT companies and from our clients, who may build shared services centers to perform digital operations and solutions and analytics services themselves, either in-house, in the United States or through offshore groups or other arrangements.” Many companies, including certain of our clients, choose to perform some or all of their front-, middle- and back-office analytics and processes internally, utilizing their own employees and digital applications to provide these services as part of their regular business operations. We believe our key advantage over in-house business processes and analytics management is our ability to orchestrate relevant domain, data, digital, advanced analytics and human design expertise to enable delivery of sustainable outcomes that allow companies to focus on their customers, core products and markets. We compete primarily against:
•large global companies with digital operations and solutions and operations capabilities, such as Accenture, Cognizant Technology Solutions, Genpact Limited, Infosys, NTT DATA, Tata Consultancy Services, and WNS (Holdings);
•niche industry-specific digital operations and solutions providers such as Cotiviti and Optum Health;
•niche analytics services and digital platform providers; and
•leading accounting and management consulting firms.
We compete against these entities by working to differentiate ourselves as a strategic partner for businesses with deep industry expertise, sophisticated data and analytics capabilities, innovative digital operations and solutions and technology strong client relationships, leading industry talent, superior process capabilities, and differentiated technology, which enable us to respond rapidly to market trends and the evolving needs of our clients.
Intellectual Property
Our intellectual property consists of proprietary and licensed platforms, software and databases, trade secrets, methodologies and know-how, trademarks, service marks, copyrighted software, operating procedures and other materials, and patents and pending patent applications. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. We seek to protect our intellectual property through a combination of patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions. Clients and business partners typically agree in writing to confidential treatment of our information. Our employees and independent contractors are required to sign work-for-hire and agreements containing confidentiality covenants as a condition to their employment and engagement, respectively. We also have policies requiring our associates to respect the intellectual property rights of others.
The solutions we offer our clients often include our intellectual property assets developed by our technology group combined with SaaS, software and data licensed by us or clients from third parties. We also leverage several strategic partnerships with third parties to facilitate our solution offerings to clients, including, among others, robotics and process automation software companies and a financing platform provider. We typically retain ownership of any pre-existing proprietary intellectual property assets, including modifications or enhancements to such pre-existing proprietary assets developed while providing client services. While working on client engagements, we also often develop new tools, methodologies, and models, including robotics and process automation software, or “bots,” AI and ML capabilities. We endeavor to negotiate contracts that give us ownership or licenses to use, develop, demonstrate and offer such tools for other clients.
We operate in a highly competitive and rapidly evolving global market. We seek to continue providing value to our clients with our deep domain expertise, ability to advise clients on how to transform their processes and deliver transformation that drives business value, ability to provide innovative services and products, including digital offerings that incorporate AI and ML capabilities, and our ability to continuously improve processes and consistently add value through digital transformation. We also rely on our reputation, client references, ability to sustain long-term client relationships, as well as our global reach and scale, and competitive pricing to maintain our competitiveness in our industry. While our proprietary intellectual property assets are important to our business, we believe our company as a whole is not materially dependent on any particular intellectual property right, other than our EXL brand. We have a registered, and applied for the registration of, numerous U.S. and international trademarks, service marks, and domain names to protect our brands, including our EXL brand, which is one of our most valuable assets.
Information Security and Data Privacy
Overseen by our senior management and our board of directors, we have a comprehensive program that focuses on information security and cyber security, data privacy and the protection of our clients’ confidential personal and sensitive information. We have invested in strengthening our cyber security posture and protocols to enable compliance with our contractual obligations and the regulations governing our activities. These investments include people, processes and technology intended to protect information throughout the business life cycle.

EXL’s cyber security strategy aims to build a cyber-resilient organization and focuses on implementing and operating cyber security capabilities to identify, protect, detect, respond and recover from cyber threats, events and incidents; mitigate vulnerabilities and minimize the impact of cyber incidents. We emphasize on institutional governance built upon and supported by policies and processes, tools and technologies, and knowledge and awareness training. EXL takes into account guidelines from relevant regulatory and governance bodies, including but not limited to the Cyber Security Framework of the National Institute of Standards and Technology of the U.S. Department of Commerce, in designing policies and controls regarding security of sensitive and confidential information of EXL's clients, employee, partners, third parties and EXL’s owned products and services. EXL has undertaken measures designed to comply with new privacy regulations, including the European General Data Protection Regulation (EU) 2016/679 (“GDPR”) and the California Consumer Privacy Act (“CCPA”), as well as other national and state laws or regulations.
According to the needs of our clients as well as the regulatory requirements of the geographies where we operate, many of our delivery centers are certified related to information security and health and environmental safety, such as the ISO 27001:2013 standard for information security management systems, the ISO 22301:2012 for Business continuity management systems, the ISO 9001:2008 standard for quality management system, the ISO 14001 for environmental management standards and the OHSAS 18001:2007 standard for occupational health and safety management systems. The required delivery centers and processes are also compliant with HITRUST CSF™ and certified for other similar requirements. Some of our centers in the Philippines and South Africa and certain client processes in other operation centers in India are compliant with the Payment Card Industry Data Security Standard (PCI-DSS) version 3.2 or higher requirements. We engage independent firms to conduct General Controls and business process (SOC1and SOC2 - Type II) assessments on managed hosting environments that we offer in our Insurance and Healthcare verticals. EXL also engages third parties to conduct vulnerability assessment and penetration testing of its technology environment. For disaster recovery purposes, many of our key technology systems are hosted in ISO 27001 certified, SSAE18 SOC1 compliant Tier 4 data centers that are proactively monitored and managed 24 hours a day. In 2021, we also conducted an external security readiness review of our approach to remote work and strengthened the environment further.
In March 2020, as a result of COVID-19 and the implementation of our business continuity plans, a significant portion of our employees began to provide services from their homes, or other remote locations. We augmented our endpoint security capabilities with next generation security controls including strong encryption and a secure virtual private network to access EXL or client application from these global locations. As we were unable to replicate physical controls in place at our delivery centers, we agreed with our clients to implement certain additional logical information security controls on the technology and computers issued by EXL and used by our employees while working from home, including browsers, peripherals and operating systems restrictions, as well additional monitoring from our Cyber Defense Operations Center. All employees providing services from home are required to agree to an undertaking of their compliance with our Telecommuter Policy. However, we continue to face certain risks related to cybersecurity threats in general and our modified delivery models due to COVID-19. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-Our business, results of operations and financial condition have been adversely affected, and could in the future be materially adversely affected, by COVID-19” and under “Risks Related to Our Industry-Unauthorized disclosure of sensitive or confidential client and employee data, whether through breach of our computer systems or otherwise, could cause us significant reputational damage, expose us to protracted and costly litigation, and cause us to lose clients.”
We have procured from leading global technology providers and other third parties a robust, wide area network and international telecommunications capacity to support our global business operations. Our business continuity management plans include locations, redundancy network infrastructure, power sources and other utilities to mitigate and manage operational risks as well as trained talent across our service delivery locations. These plans are documented, as well as tested on a periodic basis.
EXL has adopted a cloud-first strategy for delivering business and enterprise technology services and has developed a Unified Cloud Infrastructure that addresses requirements across our diverse businesses leveraging public cloud services. This infrastructure spans across a multi-cloud environment for data and digital led business solutions and are covered with globally established service level agreements and best practices.
Human Capital Management
At EXL, our culture is defined by our five core values: innovation, collaboration, excellence, integrity and mutual respect. In line with those values, we consider our employees to be critical to the success of our business and view employee development and growth as key to our performance and sustainability.
As of December 31, 2021, we had a headcount of approximately 37,400 employees. We had approximately 24,800 employees based in India, 8,100 employees in the Philippines, 2,300 employees in the United States, 200 employees in the United Kingdom, 400 employees in Colombia, 400 employees in the Czech Republic, Bulgaria, Romania, and 1,200 employees in South Africa and other geographies. None of our employees are unionized. We have never experienced any work stoppages and believe that we enjoy good employee relations.
Diversity, Equity and Inclusion
Our diversity, equity and inclusion philosophy is to create an inclusive work environment and leverage diversity to enable the organization to effectively capitalize on the differing views and contributions that each employee brings to the workplace.
We consider diversity, equity and inclusion to be a key factor in our recruiting and retention goals and overall business growth strategy. As of December 31, 2021, of the United States reporting workforce, approximately 45.4% were racially/ethnically diverse individuals. As of December 31, 2021, our global workforce was approximately 41.0% female, with over 15,180 women employees globally.
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
Recruiting, Developing and Engaging our Employees
We have an integrated talent management framework that employs active collaboration between our recruitment, capability development and business human resource functions. We deploy innovative methods to recruit, train and retain our skilled employees. We focus on recruiting the right talent and developing them further on relevant competencies through our learning academies, rigorous promotion standards, client and industry specific training and competitive compensation packages that include incentive-based compensation. We are able to leverage shared resources across our services through personnel who have skill sets applicable to a wide variety of data, digital, cloud and AI/ML services. We also have specialized experts in various domains, who develop specialization in our chosen industries and subject matters through our training academies. We have established a comprehensive set of practices, processes and programs, which have made learning easily accessible, collaborative and embedded in workflows. Our employees can now participate in trainings and upskilling virtually. Our employee relations function helps us to understand our employees’ needs, concerns and interests, so that we can respond to specific needs and concerns as they arise.
We focus on recruiting, training and retaining our professionals. We have developed effective strategies that enable an efficient recruitment process. The recruitment and training process evolved to an online model in 2020 and continued in 2021. We have over 100 employees dedicated to recruitment. Some of the strategies we have adopted to increase efficiency in our hiring practices include AI/ML-based intelligent screening mechanisms, remotely proctored online techniques and automated trainings. Our hiring policies focus on identifying high quality employees who demonstrate a propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and video interviews, in 2021, before we extend offers for employment. We also conduct background checks on candidates, including criminal background checks, where permitted and as required by clients. In 2020 and continued in 2021, as a result of COVID-19, much of our recruiting and training of new hires was conducted virtually.
Employee Benefits and Experience
We offer our employees competitive compensation packages that include incentive-based compensation and offer a variety of benefits that vary by facility, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities that are located within some of our operations centers. In 2020 and 2021, given COVID-19, we implemented several new measures to support our employees while working from home, including regular Company-wide town hall meetings, as well as promoting smaller virtual video-based team building activities, and a renewed employee wellness program, made up of specialists such as counselors, physicians and fitness instructors. We also took a number of COVID-19 safety measures, such as chartering a senior management-led Pandemic Management Task Force that is charged with ensuring the safety of our employees and adherence to government guidelines in each of the geographies where we operate, and publishing guidelines for our employees on quarantine protocols, enhanced testing and tracking measures for those of our employees who are unable to work remotely due to the nature of their jobs, and providing an additional four weeks of leave for those of our employees who become ill, and additional two weeks of leave for those of our employees who have to care for family members who become ill, and approved salary advances for those employees. We also took actions in response to the pandemic that focused on helping our employees. In the geographies most affected by the recent COVID-19 variants, these actions included healthcare support including securing and administering vaccines for our employees, facilitating our employees’ access to medical equipment, providing ambulance services and online medical consultations, extending medical insurance to our employees’ family members and enhancing the dollar value of such coverage. We also instituted a one-time employee compensation payment to beneficiaries of employees, facilitated voluntary contributions from our clients and employees to support the family members of deceased employees and provide financial support for their children's education.
Capability Development
We maintain a strong focus on capability development, with an emphasis on digital transformation and domain expertise. Our talent development strategy is comprehensive, aligned to overall business strategy and founded on three pillars: Digital Leadership, Digital Technologies & Methodologies, and Digital Culture & Mindset. Digital Leadership is the ability to partner with clients on digital operations and solutions end-to-end, from strategy to execution. Digital Technologies & Methodologies develops expertise around the specific technologies, tools, and frameworks required to successfully execute projects for our clients. Digital Culture and Mindset is all about creating the right DNA for high performance in a digital economy. This includes developing traits of agility and speed, creating a culture of innovation and collaboration, and fostering a mindset to reimagine and think beyond. Digital culture also builds the foundation of self-learning and spurs the desire for change amongst all our employees. We create thought leaders with high industry acumen who are better able to address our clients’ requirements. We also provide a career-linked learning path to our employees from new hires to tenured employees to senior levels of leadership.
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
Our new capability development digital ecosystem, EXL Infinity, drives learning from anywhere, anytime, any device. Objective is to harness the collective knowledge base of the Company, drive a culture continuous self-learning, and promote knowledge sharing and learning collaboration. EXL Infinity has over 565,000 learning engagement activities. We have added several new capability development interventions this year on an array of topics, including leadership and team building, diversity and inclusion, and the cloud.
Employee Retention
Our attrition rate for employees who had been with EXL for more than 180 days was 28.3% and 23.4% for the years ended December 31, 2021 and 2020, respectively. The attrition rate in 2020 was lower than our historical average due to the global pandemic, and the attrition rate in 2021 increased from 2020 but remained lower than historical average. It is difficult to estimate the attrition rate in 2022 at this time. As competition in our industry increases, our turnover rate could increase. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-We may fail to attract and retain enough sufficiently trained employees to support our operations, as competition for highly skilled personnel is intense and we experience significant employee turnover rates, which may result in loss of revenue and an inability to expand our business.” and “Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”
Environmental, Social and Governance Strategy
The world we work and live in is powered by innovation. We believe success in such a world will come through passing along social goods to the communities in which we operate, and ensuring that we conduct our operations in a sustainable and safe manner. These initiatives reflect our core values and will make us a stronger, more impactful organization to work for and allow us to deliver exceptional results for our clients, employees, communities and stockholders.
Our most recent Sustainability Report is available on the Company’s website. The information contained on the Company’s website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.
Community Activities

EXL finds meaningful ways to help the communities in which we operate. Our community activities focus on passing along the skills that our employees use in our operations to members of the communities in which we operate to help transform lives. On our own, with outside partners, and in partnership with our clients, we support market-relevant skill development and education initiatives, disaster relief efforts, and global health initiatives. These programs align with the expectations clients have of service providers, and benefit our other stakeholders. In 2021, we continued many of these activities virtually. Examples of our programs include:
•Skills to Win Initiative: This skill development initiative provides participants from communities in which we operate with market-relevant skills, including foundational employability skills required for back-office roles, as well as courses on topics including finance and accounting, data and analytics, and digital skills. This initiative also offers placement assistance to successfully trained participants.
•Education as a Foundation Initiative: This classroom-based initiative currently delivered through online and offline learning platforms provides school-aged students from communities in which we operate with data and analytics skills and career guidance.
Environmental, Health and Safety
We strive to continuously improve in the area of environmental, health and safety initiatives (“EHS”), with a focus on reducing our carbon footprint, energy conservation, waste minimization, green infrastructure and operations. Our EHS team tracks and assesses our progress with respect to key performance indicators for energy, greenhouse gas emissions, and water and waste generation targets annually. We have also established Company-wide and worksite-specific workplace safety objectives that are integrated into our EHS Management System. We believe that these measures will also help us in sustainable development efforts. Where practical, we seek to integrate EHS with our business activities, focusing on conducting our activities in an environmentally responsible manner and ensuring the health and safety of the Company’s employees, contractors, customers, visitors and the communities where the Company operates. In addition, we seek to maintain a responsible supply chain by stating our expectations for all of our vendors in our Supplier Standards of Conduct, and through background verifications for new suppliers with respect to policies and performance on human rights, labor rights and environmental issues.
All of our delivery centers worldwide are currently ISO 45001:2018 certified, meeting international standards for occupational health and safety, and all of our delivery centers in India and the Philippines are ISO 14001:2015 certified, meeting international standards for effective environmental management systems. We have begun the ISO 14001:2015 certification process for our delivery centers in Colombia, Europe, South Africa and the U.K. In 2021, we received the COVID-19 assurance statement from the British Safety Council for all of our delivery centers worldwide having appropriate health and safety protocols in place for the return to work of our employees. While we expect to maintain these certifications and standards, there may be changes to our delivery centers or applicable rules or standards that could affect such certifications and standards.
Regulation
Our operations are subject to rules, regulations and statutes in the countries where we have operations and where we deliver services as a result of the diverse and complex nature of our service offerings. More often, however, our clients contractually require that we comply with certain rules and regulations applicable to their specific industries.
We provide third-party administrator insurance services from India and the Philippines and are currently able to provide such services in the United States for 49 states and 48 states (and the District of Columbia), respectively by location. Additionally, our subsidiary in the Philippines is able to provide utilization review services in the United States for 44 states (and the District of Columbia). Further, through domestic subsidiaries, we are licensed or otherwise eligible to provide third-party administrator services in all states within the United States, as well as utilization review, insurance adjuster, and insurance producer services in select states. We maintain licenses in various jurisdictions (or require certain categories of our professionals to be individually licensed) in service areas such as debt collection, utilization review, workers’ compensation utilization review, insurance adjuster, mortgage loan processing and underwriting, and telemarketing services. Our facilities in the Philippines, as well as one domestic subsidiary, are accredited by the Utilization Review Accreditation Commission (URAC) and National Committee for Quality Assurance (NCQA), the leading healthcare and education accreditation organizations. We continue to obtain licenses and accreditations required from time to time by our business operations.
Our operations are also subject to compliance with a variety of other laws, including U.S. federal and state regulations that apply to certain portions of our business. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-Failure to adhere to the regulations or accreditation or licensing standards that govern our business could have an adverse impact on our operations,” and under “General Risk Factors-Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these regulations could harm our business.”
We benefit from tax relief provided by laws and regulations in India and the Philippines from time to time. Regulation of our business by the Indian government affects us in several ways. During the last several years, we either established or acquired new centers that were eligible for tax benefits under the Special Economic Zones Act, 2005 (the “SEZ Act”). Income tax exemption for new SEZ units was applicable only for units that started commercial operations on or before June 30, 2020. In 2019, the Government of India introduced a new tax regime for certain Indian companies by enacting the Taxation Laws (Amendment) Act, 2019. The new tax regime is optional and provides for a lower tax rate for Indian companies, subject to agreeing to certain conditions, which, among other things, include not taking advantage of benefits from any tax holidays associated with SEZs and certain other tax incentives. Once a company has opted in to the new tax regime, it may not in the future opt out. During 2019 and 2020, our Indian subsidiaries opted into this new tax regime and accordingly gave up the tax exemption associated with SEZs that were used prior to opting in.
See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business-Our financial condition could be negatively affected if foreign governments introduces new legislation, reduce or withdraw tax benefits and other incentives currently provided to companies within our industry or if we are not eligible for these benefits.”
We also benefitted from a corporate tax holiday in the Philippines for some of our operations centers established there over the last several years. The Company registered with the Philippines Economic Zone Authority (“PEZA”) and is therefore eligible for income tax exemption for four years. We anticipate establishing additional operations centers in PEZA or other tax advantaged locations in the future. This exemption incentive may be extended in certain instances upon fulfillment of certain conditions. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate. Philippines Fiscal Incentives Review Board recently issued guideline that allows PEZA registered units to work-from-home (WFH) with certain maximum thresholds. We are managing our business in accordance with the guidelines, however, if the prescribed thresholds are not met, it may adversely affect our income tax rate.
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
Risks Related to Our Business
•We have been adversely affected, and could in the future be materially adversely affected, by COVID-19.
•    We earn a substantial portion of our revenues from a limited number of clients.
•    Our client contracts contain certain termination and other provisions that could have an adverse effect on us.
•    We often have a long selling and implementation cycle for our digital operations and solutions that requires significant funds, management bandwidth and resource commitments, and, once engaged, it may take several months before we start to recognize significant revenues.
•    Our failure to accurately estimate the resources and time required for our contracts may negatively affect us.
•    Our profitability will suffer if we are not able to price our services appropriately or manage our asset utilization levels or meet the changing demands and needs of our clients and potential clients.

•    Loss of one or more members of our senior management team could harm our business.
•    We may fail to attract and retain enough sufficiently trained employees to support our operations and we experience significant employee turnover rates, which may adversely affect us.
•    Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.
•    We may engage in strategic acquisitions or transactions, which could have a material adverse effect on us.
Risks Related to the International Nature of Our Business
•We are subject to labor and employment laws across jurisdictions and if more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.
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
•Unauthorized disclosure of sensitive or confidential client and employee data, whether through breach of our computer systems or otherwise, could cause us significant reputational damage, expose us to protracted and costly litigation, and cause us to lose clients.

A) Material Risk Factors
Risks Related to Our Business
Our business, results of operations and financial condition have been adversely affected, and could in the future be materially adversely affected, by COVID-19.
The global outbreak of COVID-19 continues to rapidly evolve and has widespread and unpredictable impacts on global societies, economies, financial markets and business practices. COVID-19 has adversely affected and may in the future materially adversely affect us, our clients, employees, contractors, suppliers and business partners, all of whom have been prevented from conducting business activities as usual, including due to the many and varying health and safety measures in response to COVID-19, including travel restrictions, quarantines, curfews, shelter in place and safer-at-home orders. The continued spread of COVID-19 and the measures taken by governmental authorities disrupted the continuity of our provision of services to our clients and adversely impacted our business, results of operations and financial condition (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K).
The ultimate impact of COVID-19 on our business, operations and financial results remains unknown and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic; the effect on our clients and client demand for our services and our solutions; and our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working remotely.

COVID-19 has also led to, and may continue to lead to, increased costs, as we incur additional costs in order to ensure the continuity of our operations and support our remote work model. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our remote work model, implement new information technology solutions and security measures to safeguard against information security risks and protect the health and safety of our employees as they gradually return to the office.
All of our business segments, across all of our geographies, have been adversely affected and may in the future be materially adversely affected by COVID-19, but the significance of the full impact of COVID-19 on our business in 2022 and beyond and the duration for which it may have an impact cannot be determined at this time. Any of these events could cause or contribute to risks and uncertainties enumerated in this Annual Report on Form 10-K or our other filings with the SEC, and could materially adversely affect our business, financial condition, results of operations and/or stock price.
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
Our project-based analytics and consulting services are cyclical and can be significantly affected by variations in business cycles. Changes in the deadlines or the scope of work required for compliance with the requirements of legislation applicable to our clients could curtail significantly those service offerings. The terms of the contracts for our project-based analytics and consulting services generally do not exceed one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to material fluctuations and uncertainties in the revenues generated from providing analytics and consulting services.

We often have a long selling cycle for our digital operations and solutions that requires significant funds and management resources and a long implementation cycle that requires significant resource commitments, and, once engaged, it may take several months before we start to recognize significant revenues.

We often have a long selling cycle for our digital operations and solutions, which requires significant investment of capital, resources and time by both our clients and us. Before committing to use our services, potential clients require us to expend substantial time and resources educating them as to the value of our services, including testing our services for a limited period of time, and assessing the feasibility of integrating our systems and processes with theirs. Our clients then evaluate our services before deciding whether to use them. Therefore, our selling cycle, which generally ranges from six to eighteen months, is subject to many risks and delays over which we have little or no control, including our clients’ decision to choose alternatives to our services (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes. In addition, we may not be able to successfully conclude a contract after the selling cycle is complete.

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

Once engaged, it takes from four to six weeks to integrate the client’s systems with ours, and from three months to six months thereafter to build our services to the client’s requirements and perform any necessary transformation initiatives. Depending on the complexity of the processes being implemented, these time periods may be significantly longer. Implementing processes can be subject to potential delays similar to certain of those affecting the selling cycle. We do not recognize significant revenues until after we have completed the implementation phase, including any delay.

We generally enter into long-term contracts with our clients for our digital operations and solutions, and our failure to accurately estimate the resources and time required for our contracts may negatively affect our revenues, cash flows and profitability.

The initial terms of our digital operations and solutions contracts typically range from three to five years. In many of our digital operations and solutions contracts we commit to long-term and other pricing structures (such as full-time equivalent-based pricing, fixed-price arrangements, transaction-based and outcome-based pricing) with our clients and therefore bear the risk of cost overruns, completion delays, resource requirements, wage inflation and adverse movements in exchange rates in connection with these contracts. If we fail to estimate accurately the resources and time required for a contract, potential productivity benefits over time, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues, cash flows and profitability may be negatively affected.

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

Our profitability is, in part, a function of the efficiency with which we utilize our assets, in particular our people and our operations centers, and the prices we are able to charge for our services. A significant portion of our contracts use a pricing model that provides for hourly or annual billing rates. Industry pricing models are evolving and clients increasingly request transaction-based, outcome-based or other pricing models. If we make inaccurate assumptions for contracts with such alternative pricing models, our profitability may be negatively affected. Our asset utilization levels are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, attract, train and retain employees, forecast demand for our services (including potential client terminations or reductions in required resources) and maintain an appropriate headcount in each of our locations, as well as our need to dedicate resources to employee training and development, other typically non-chargeable activities and seat utilization rate of our operations centers. Therefore, if we are unable to adapt our operations to evolving pricing protocols or effectively manage our asset utilization levels, our results of operations may be adversely affected or we may not be able to offer pricing that is attractive relative to our competitors.

In addition, for the services we provide to our clients, the revenues and income from such services may decline or vary as the type and volume of services we provide under those contracts changes over time, including as a result of a shift in the mix of products and services we provide. Furthermore, our clients, some of which have experienced significant and adverse changes in their prospects, substantial price competition and pressures on their profitability, including as a result of COVID-19, have in the past and may in the future demand price reductions, automate some or all of their processes or change their digital operations and solutions strategy by moving more work in-house or to other providers, any of which could reduce our profitability. Any significant reduction in or elimination of any of our clients’ use of the services we provide, or any requirement to lower our prices, would have a material adverse impact on our business.
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
Our success depends to a significant extent on our ability to attract, hire, train and retain qualified employees, including our ability to attract employees with needed skills in the geographies where we operate. Our industry, including us, experiences high employee turnover. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. Increased competition for these professionals could have an adverse effect on us. A significant increase in the turnover rate among our employees, particularly among our highly skilled workforce, would increase our cost of revenues and eventually impact our profit margins due to higher recruitment, training and retention costs and maintaining larger hiring, training and human resources departments. These additional costs could decrease our operating efficiency, impact our productivity and profit margins, and could also lead to a decline in demand for our services due to such higher cost getting baked in our pricing of services, making us less competitive. High turnover rates generally do not impact our revenues as we factor the attrition rate into our pricing models by maintaining additional employees for each process.
If we are unable to attract and retain highly-skilled technical personnel and do not invest in reskilling and upskilling our employees, specifically in areas like AI, ML, digital transformation and solutions, advanced analytics, cloud based solutions, bots, hyper-automation, data management professionals, robotics and process automation, and data engineering, our ability to effectively lead our current projects and develop new business could be jeopardized, and our business, results of operations and financial condition could be adversely affected.
Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.
Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India and the Philippines have historically been significantly lower than wage costs in the United States and Europe for comparable skilled professionals, and having a significant number of employees in those countries has been one of our competitive advantages. However, because of rapid economic growth in India and the Philippines, increased demand for outsourced services from such countries and increased competition for skilled employees, wages for comparably skilled employees are increasing at a faster rate than in the United States and Europe. This may reduce the competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing analytics services than for employees performing digital operations and solutions. As the scale of our analytics services increases, wages as a percentage of revenues may increase. In addition, changes to the labor laws in the countries where we operate may also lead to a substantial increase in our wage costs. To the extent that we are not able to control or share wage increases with our clients, wage increases may reduce our margins and cash flows. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so.
Our inability to manage our rapid infrastructure and personnel growth effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Since we were founded in April 1999, we have experienced rapid growth and significantly expanded our operations, and that growth has continued in recent years as well. We have operations centers across India, the United States, the Philippines, Colombia, United Kingdom, South Africa, Bulgaria, Romania, and the Czech Republic. Further, we have acquired multiple regional offices in the United States as part of our acquisitions. Our headcount has increased significantly over the past several years. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated continued growth of our business. We are also continuing to look for operations centers at locations outside of our current operating geographies. We believe that expanding our geographic base of operations will provide higher value to our clients by decreasing the risks of operating from a single country (including potential shortages of skilled employees, increases in wage costs during strong economic times and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. However, we may not be able to effectively manage our infrastructure due to changes to our operating model driven by delivery of a significant portion of our services from a remote work model leading to potential contraction of our operation centers. Changes in our operating model limit our ability to forecast the need to hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We may not be able to maintain our culture and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations, rate of new hires, and significant percentage of our employees who have the option to work remotely or who have been required to work remotely because of the COVID-19 related restrictions. We also need to manage cultural differences among our employee populations and varying employment law regimes across jurisdictions, and that may create a risk for employment law claims. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including our infrastructure facilities, how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes or if the key stakeholders such as our employees, clients and regulators are not fully receptive to such changes made or proposed to be made, our business and results of operation may be negatively impacted. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our success depends in part on certain methodologies, practices, tools and technical expertise we utilize in providing our services and solutions. Our intellectual property consists of proprietary and licensed platforms, software and databases, trade secrets, methodologies and know-how, trademarks, service marks, copyrighted software, operating procedures and other materials, and patents and pending patent applications. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. We seek to protect our intellectual property through a combination patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions. Clients and business partners typically agree in writing to confidential treatment of our information. Our employees and independent contractors are required to sign work-for-hire and confidentiality covenants as a condition to their employment and engagement, respectively. We also have policies requiring our associates to respect the intellectual property rights of others. However, these measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage. Additionally, we may not be successful in obtaining or maintaining patents, trademarks or other intellectual property rights protections for which we have applied or may in the future apply.
We may be unable to protect our intellectual property and proprietary technology effectively, which may allow competitors to duplicate our technology and products and may adversely affect our ability to compete with them. To the extent that we do not protect our intellectual property effectively through contractual provisions, confidentiality procedures, patents, trade secret laws or other means including those set forth above, other parties, including former employees, with knowledge of our intellectual property may leave and seek to exploit our intellectual property for their own or others’ advantage. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may not be successful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, competitors or others may allege that our systems, processes, marketing, data usage or technologies infringe on their intellectual property rights, including patents. Non-practicing entities may also bring baseless, but nonetheless costly to defend, infringement claims. We could be required to indemnify our clients if they are sued by a third party for intellectual property infringement arising from materials that we have provided to the clients in connection with our services and solutions. We may not be successful in defending against such intellectual property claims or in obtaining licenses or an agreement to resolve any intellectual property disputes. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, we cannot provide assurances that a future assertion of an infringement claim against us or our clients will not cause us to alter our business practices, lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant monetary damages or legal fees and costs. Any such claim for intellectual property infringement may have a material adverse effect on our business, results of operations, financial condition and cash flows.
We face competition from U.S.-based and non-U.S.-based BPM and IT companies and from our clients, who may build shared services centers to perform digital operations and solutions and analytics services themselves, either in-house, in the United States or through offshore groups or other arrangements.
The market for digital operations and solutions and analytics services is highly competitive, and we expect competition to intensify and increase from a number of sources. We believe that the principal competitive factors in our markets are breadth and depth of process expertise, knowledge of industries served, service quality, compliance rigor, global delivery capabilities, price and sales and client management capabilities. We also face competition from non-U.S.-based outsourcing and IT companies (including those in the United Kingdom and India) and U.S.-based outsourcing and IT companies. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes, such as cloud computing, will result in new and different competition for our services.
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
We expect competition to intensify in the future as more companies enter our markets. Increased competition may result in lower prices and volumes, and lower profitability. We may not be able to supply clients with services that they deem superior and at competitive prices and we may lose business to our competitors. Any inability to compete effectively would adversely affect our business, results of operations, financial condition and cash flows.
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
Risks Related to the International Nature of Our Business
We are subject to labor and employment laws across jurisdictions and if more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.
We are subject to labor and employment laws across the jurisdictions in which we operate, and may from time to time be subject to litigation or administrative actions resulting from claims against us by current or former employees, individually or as part of a class action, including for claims of wrongful termination, discrimination (including on grounds of nationality, ethnicity, race, faith, gender, marital status, age or disability), misclassification, redundancy payments described above, or other violations of labor laws, or other alleged conduct. If we are found liable for any such claim, such liabilities could have a material adverse effect on our business, reputation, results of operations, financial condition and cash flows. Additionally, some of the geographies where we operate have stringent employee-friendly labor legislation, including legislation that sets forth detailed procedures for dispute resolution, employee separation, provision of benefits or facilities to employees at employer’s costs as well as imposing financial obligations and other compliance on employers upon retrenchment. Though we are exempt from some of these labor laws at present under applicable exceptions in relevant jurisdictions, there can be no assurance that such laws will not become applicable to us in the future. If these labor laws become applicable to our employees, it may become difficult for us to maintain flexible human resource policies and attract and employ the numbers of sufficiently qualified candidates that we need or discharge employees for business or operational reasons, and our compensation expenses may increase significantly. Regulations in other countries in which we operate also regulate our relations with our employees.
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
U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be at an arm’s-length price. Transactions among the Company’s subsidiaries and the Company may be required to satisfy such requirements. Accordingly, the Company determines the pricing among its associated enterprises on the basis of detailed functional and economic analysis involving benchmarking against transactions among entities that are not under common control. The tax authorities have jurisdiction to review this arrangement and in the event that they determine that the transfer price applied was not appropriate, the Company may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows. The Company is currently involved in disputes with the Indian tax authorities over the application of some of its transfer pricing policies for past years. See Note 21 - Income Taxes and Note 25 - Commitments and Contingencies to our consolidated financial statements for details.
We may choose to expand operations to additional countries and may not be successful in maintaining our current profit margins in our new locations due to factors beyond our control.
We have offices and operations in various countries around the world and provide services to customers globally. We continually evaluate additional locations outside our current operating geographies in which to invest in operations centers, in order to maintain an appropriate cost structure for our clients’ needs. In recent years we have opened new operations centers in countries outside of the United States. We cannot predict the extent of government support, availability of qualified workers, or monetary and economic conditions in other countries. Additionally, we may expand into less developed countries that have less political, social or economic stability and less developed infrastructure and legal systems. Although some of these factors will influence our decision to establish operations in another country, there are inherent risks beyond our control, including exposure to currency fluctuations, political uncertainties, foreign exchange restrictions and foreign regulatory restrictions. We may also face difficulties integrating new facilities in different countries into our existing operations. As we expand our business into new countries, we may encounter regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients. One or more of these factors or other factors relating to expanded international operations could result in increased operating expenses and make it more difficult for us to manage our costs and operations, which could harm our business and negatively impact our operating results and cash flows.
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
We also benefit from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday already expired for few of our centers and will expire in the future for the other centers, which may lead to an increase in our overall tax rate. We anticipate establishing additional operations centers in PEZA or other tax advantaged locations in the future. Following the expiry of the tax exemption, income generated from centers in the Philippines will be taxed at the prevailing annual tax rate. Guidelines issued by Philippines Fiscal Incentives Review Board allows PEZA registered units to work remotely with certain thresholds. We are managing our business in accordance with the guidelines, however, if the prescribed thresholds are not met, it may adversely affect our income tax rate.

Governments in countries in which we operate or provide services could enact new tax legislation, including the Made in America Tax Plan in the United States, announced in April 2021, and the Finance Act 2021 in the United Kingdom, enacted in June 2021, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, our ability to repatriate surplus earnings from our operations centers in a tax-efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties.
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

Currency exchange rate fluctuations in the various currencies in which we do business, especially the Indian rupee and Philippine peso, U.K pound sterling versus the U.S. dollar, could have a material adverse effect on our results of operations.
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
In June 2016, the United Kingdom held a referendum in which British citizens approved an exit from the European Union ("EU"), commonly referred to as “Brexit.” Following protracted negotiations, the United Kingdom left the EU on January 31, 2020 and entered into a trade and cooperation agreement with the EU that provides for zero tariffs and zero quotas on all goods that comply with the appropriate rules of origin. The EU-U.K. trade and cooperation agreement was signed on December 30, 2020 and went into force on May 1, 2021.
As a result of the referendum and the recent exit of the United Kingdom from the EU, the global markets and currencies have been and may in the future be adversely impacted, including experiencing a decline in the value of the U.K. pound sterling as compared to the U.S. dollar and causing adverse impacts to our U.K. operations and those of our clients. We are not able to predict the extent of those impacts. As a result, it is possible that events in the U.K. related to Brexit may adversely affect our financial results, operations and cash flows.
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
The ability of some of our executives and employees based in India and other foreign locations to work with and meet clients in the United States and other jurisdictions depends on their ability to obtain the necessary visas and work permits. In recent years, immigration authorities, in the United States as well as other jurisdictions in which our clients are based, have increased the level of scrutiny in granting such visas and work permits. In addition, immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. We cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring visas or work permits for our employees. The ability to move our employees around the world as necessary to meet client demands is important to our business. If we are unable to efficiently deploy talent because of increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which the work can be performed, and new or higher minimum salary requirements, it could be more difficult to staff our employees on client engagements and could increase our costs and have an adverse effect on our net income and cash flows. Further, if COVID-19 persists for an extended period, then obtaining visas for our personnel may become difficult and several governments may not grant new visas.
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
We are party to a credit agreement for our bank debt facility that contains covenants, requiring, among other things, maintenance of certain financial ratios, indebtedness and, under certain conditions, restricting our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the credit agreement. The credit agreement provides for a $300 million revolving credit facility including a letter of credit sub-facility. Our credit facility has a maturity date of November 21, 2022 and is voluntarily payable from time to time without premium or penalty. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources-Financing Arrangements (Debt Facility and Notes).”
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
A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies with facilities outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located and that would require notice to individuals whose personal information is disclosed to non-U.S. companies. In addition, bills have been proposed that would provide tax and other economic incentives for companies that create employment in the United States by reducing their offshore outsourcing, including the Made in America legislation described above. See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business-Our financial condition could be negatively affected if foreign governments introduces new legislation, reduce or withdraw tax benefits and other incentives currently provided to companies within our industry or if we are not eligible for these benefits.” Other bills have proposed requiring call centers to disclose their geographic locations, requiring notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, requiring disclosures of companies’ foreign outsourcing practices or restricting U.S. private sector companies that have federal government contracts, federal grants or guaranteed loan programs from outsourcing their services to offshore service providers. In March 2021, Congressional Democrats introduced the “No Tax Breaks for Outsourcing Act” and “Stop Tax Haven Abuse Act,” both of which seek to increase U.S. taxes related to the non-U.S. activities of U.S. headquartered companies. If enacted, these proposed changes could have an impact on our results of operations and cash flows. Because most of our clients are located in the United States, any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could adversely impact our ability to do business with U.S. clients through our non-U.S. affiliates and have a material and adverse effect on our business, results of operations, financial condition and cash flows.

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
Additionally, we cannot accurately predict the impact that COVID-19 might have on our clients’ outsourcing needs and efforts, as some of our clients might decide to refrain from offshore outsourcing due to the pressures they face from increased unemployment in the regions in which they operate as a result of COVID-19.
Unauthorized disclosure of sensitive or confidential client and employee data, whether through breach of our computer systems or otherwise, could cause us significant reputational damage, expose us to protracted and costly litigation, and cause us to lose clients.
We are typically required to process, and sometimes collect and/or store sensitive data, including data regulated by the U.S. Health Insurance Portability and Accountability Act of 1996, as amended, of our clients’ customers in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. In the United States, several states have enacted or are considering enacting privacy regulations. In California, the California Consumer Privacy Act (the “CCPA”) went into effect in January 2020. The CCPA imposes privacy and data security obligations on companies collecting, accessing or processing the personal information of California residents and provides California consumers with certain rights as data subjects. The CCPA was substantially amended through the passage of the California Privacy Rights Act (the “CPRA”) which takes effect on January 1, 2023. The CPRA expands the definition of personal information to include certain categories of sensitive data, or “sensitive personal information,” which is subject to heightened protection. The CPRA also expanded the scope of coverage to include requirements with respect to employee data and created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. In 2021, Virginia and Colorado enacted comprehensive privacy laws through the passage of the Virginia Consumer Data Protection Act (“VCDPA”) and Colorado Privacy Act (“CPA”), respectively, which embody similar privacy principles underlying the CCPA and CPRA with some notable differences in how such principles are transcribed into law. The VCDPA takes effect on January 1, 2023, and the CPA takes effect on July 1, 2023. In the EU, the General Data Protection Regulation (the “GDPR”) imposes privacy and data security compliance obligations and significant penalties for noncompliance. The GDPR presents numerous privacy-related changes for companies operating in the EU, including rights guaranteed to data subjects, requirements for data portability for EU consumers, data breach notification requirements and significant fines for noncompliance. In GDPR enforcement matters, companies have faced fines for violations of certain provisions. Additionally, in India, the Personal Data Protection Bill, 2019 continues to make progress through the Indian Parliament. If enacted in its current form it would impose stringent obligations on the handling of personal data, including certain localization requirements for sensitive data. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our clients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions. As a result, we are subject to various data protection and privacy laws in the countries in which we operate, and the failure to comply could result in significant fines and penalties. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential.
Although we devote substantial resources to protect our information assets and our clients' confidential information, any network infrastructure is to some extent vulnerable due to rapidly evolving cyber-attacks, employee error, malfeasance, or a combination of the foregoing. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs (or a breach of a customer’s security that can be attributed to our fault or is perceived to be our fault), the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.
Unauthorized access to or disclosure of sensitive or confidential client or employee data by any person, including any of our employees, whether through breach our perimeter or internal network security, data centers, computing infrastructure, computer systems, or systems failure, employee negligence, fraud or misappropriation, or otherwise, could result in negative publicity, subject us to significant liability and lawsuits from our employees, clients or their customers for breaching contractual confidentiality provisions or privacy laws, or investigations and penalties from regulators or criminal prosecution, damage to our reputation and cause us to lose clients. Under some of our client contracts, we have agreed to pay for the costs of remediation or notice to end users or credit monitoring, as well as other costs, in the event of a breach.
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
Our growing use of AI (including ML) in our offerings presents additional risks. AI algorithms may be flawed and datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions or subject us to lawsuits and regulatory investigations. These deficiencies could undermine the decisions, predictions or analysis AI applications produce, or lead to unintentional bias and discrimination, subjecting us to competitive harm, legal liability, and brand or reputational harm.
B) General Risk Factors
Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our clients’ businesses and levels of business activity.
Global economic and political conditions affect our clients’ businesses and the markets they serve, which are increasingly becoming more interdependent. The domestic and international capital and credit markets have been experiencing volatility and disruption for the past several years, resulting in uncertainty in the financial markets in general, which includes companies in the banking, financial services, healthcare and insurance industries to which we provide services, and which industries were further disrupted by COVID-19. Although there has been recent improvement in general economic conditions in these industries, there can be no assurance that the economic environment will continue to improve. Our business largely depends on continued demand for our services from clients and potential clients in these industries. If there is a significant consolidation in these industries or a decrease in growth due to any adverse development or consolidation in other industry verticals on which we focus, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. In addition, we currently earn, and are likely to continue to earn, a significant portion of our revenues from clients located in the United States. Weakness in the U.S. labor market could also adversely affect the demand for our services. Other developments in response to economic events, such as restructurings or reorganizations, particularly involving our clients, could also cause the demand for our services to decline. Many of our operating subsidiaries are incorporated in India and the Philippines, and a substantial portion of our assets and our employees are located in such locations. Although we intend to continue to develop and expand our offshore facilities in such locations, our ability to recruit, train and retain qualified employees, develop and operate our operations centers, and attract and retain clients could be adversely affected due to economic and political uncertainties in such locations.
Market disruptions may limit our ability to access financing or increase our cost of financing to meet liquidity needs, and affect the ability of our clients to use credit to purchase our services or to make timely payments to us.
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

Macroeconomic conditions, such as any domestic or global credit crisis and disruption of the global financial system, including on account of COVID-19, have resulted and may continue to result in financial difficulties for our clients, such as limited access to the credit markets, limited government stimulus support, insolvency or bankruptcy, and, as a result, have caused and may continue to cause, clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
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
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that affect our reported financial condition, and our accompanying disclosure. Our most critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates.” We base our estimates on historical experience, contractual commitments and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. These estimates and assumptions involve the use of judgment and are subject to significant uncertainties, some of which are beyond our control. COVID-19 has impacted our business and the extent to which COVID-19 may continue to impact our business depends on numerous dynamic factors, which we still cannot reliably predict. As a result, many of our estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to COVID-19, our estimates may materially change in future periods. If our estimates, or the assumptions underlying such estimates, are not correct, actual results may differ materially from our estimates, and we may need to, among other things, adjust revenues or accrue additional charges that could adversely affect our results of operations.
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
We provide services to clients throughout the world, therefore we are subject to numerous, and sometimes conflicting, legal rules on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, securities regulation, including anti-competition, anti-money-laundering, data privacy and protection, government compliance, wage-and-hour standards, employment and labor relations and human rights. The global nature of our operations increases the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of any of these laws or regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business, damage to our reputation and other unintended consequences such as liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. Our failure to comply with applicable legal and regulatory requirements could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Governmental bodies, investors, clients and businesses are increasingly focused on environmental, social, and governance (“ESG”) issues, which has resulted and may in the future continue to result in the adoption of new laws and regulations and changing buying practices. If we fail to keep pace with ESG trends and developments or fail to meet the expectations of our clients and investors, our reputation and business could be adversely impacted.
In addition, it may be difficult to enforce our intellectual property rights both within and outside of the United States. India is a member of the Berne Convention, an international intellectual property treaty, and has agreed to recognize protections on intellectual property rights conferred under the laws of other foreign countries, including the laws of the United States. There can be no assurance, however, that the laws, rules, regulations and treaties in effect in the United States, India and the other jurisdictions in which we operate and the contractual and other protective measures we take, are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change.
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
We are vulnerable to natural disasters, technical disruptions and man-made events that could severely disrupt the normal operation of our business and if our risk management, business continuity and disaster recovery plans are nor effective, it may adversely affect our business, results of operations, financial condition and cash flows.
Our operations centers and our data and voice communications, particularly in India and the Philippines, may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, volcano eruptions, heavy rains, epidemics or pandemics, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as political unrest, terrorist attacks, other acts of violence or war, protests, riots and labor unrest. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations. Our risk management, business continuity and disaster recovery plans may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of a catastrophic events. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or delivery centers. We may also be liable to our clients for disruption in service resulting from such damage or destruction. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Furthermore, we may be unable to secure such insurance coverage at premiums acceptable to us in the future or at all. Prolonged disruption of our services would also entitle our clients to terminate their contracts with us. Any of the above factors may adversely affect our business, results of operations, financial condition and cash flows.

ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
Our corporate headquarters are located in New York, New York. We have multiple operations centers spread across India, the Philippines, the United Kingdom, Colombia, Bulgaria, the Czech Republic, Romania and South Africa with an aggregate area of approximately 2,014,000 square feet and a current installed capacity of approximately 30,400 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the United States. We continue to optimize our existing network of operations centers to service our client, drive efficiencies and adapting the remote working operating model.
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

ITEM 3.    Legal Proceedings
In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 25 -

Commitments and Contingencies to our consolidated financial statements contained herein for details regarding our tax proceedings.

ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II.

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “EXLS.”
As of February 22, 2022, there were 11 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
We do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On December 16, 2019, the Company’s Board of Directors authorized a $200 million common stock repurchase program beginning January 1, 2020 through December 31, 2022 (the “2019 Repurchase Program”).
On October 5, 2021, the Company’s Board of Directors authorized a $300 million common stock repurchase program beginning January 1, 2022 (the “2022 Repurchase Program”), and terminated the 2019 Repurchase Program on December 31, 2021.

Under the 2022 Repurchase Program and 2019 Repurchase Program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. The Company has structured open market purchases under the Repurchase Programs to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management.
Repurchased shares under the Repurchase Programs are recorded as treasury shares and are held until our Board of Directors designates that these shares be retired or used for other purposes.
The following table provides information regarding the purchase of equity securities by the Company under the 2019 Repurchase Program during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021(1)	74,902	$124.35	70,316	$29,826,254
November 1, 2021 through November 30, 2021 (1)	97,398	$134.09	96,747	$16,855,427
December 1, 2021 through December 31, 2021 (1)	76,228	$135.94	75,606	Nil(2)
Total	248,528	$131.72	242,669	—
(1) Includes 5,859 shares of the Company’s common stock acquired by the Company at the price of $125.78 in connection with satisfaction of tax withholding obligations on vested restricted stock. Price paid per share for the restricted stock was the closing price of common stock on the trading day prior to the vesting date of the restricted stock units.
(2) The Company terminated the 2019 Repurchase Program on December 31, 2021, accordingly the remaining dollar value of stock that may be repurchased under this program is shown as nil.
During the year ended December 31, 2021, the Company purchased 1,087,325 shares of its common stock under the 2019 Repurchase Program, for an aggregate purchase price of $115.6 million including commissions, representing an average purchase price per share of $106.32.

During the year ended December 31, 2021, the Company purchased 31,309 shares from employees in connection with withholding tax payments related to the vesting of restricted stock units for a total consideration of $2.8 million. The weighted average purchase price of $87.90 was the closing price of the Company’s shares of common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.
Equity Compensation Plan Information
The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, see Note 22 - Stock Based Compensation to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	1,378,667	$27.62	1,777,687
Equity compensation plans not approved by security holders	—	—	—
Total	1,378,667	$27.62	1,777,687
*This includes outstanding options and unvested Restricted Stock Units, which include Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units. See Note 22 - Stock Based Compensation to our consolidated financial statements for further details.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning December 31, 2016. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2016 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.
This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act, or the Exchange Act.

ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward looking statements.
We have described in this Annual Report on Form 10-K, the impact of the global Coronavirus Disease 2019 pandemic (“COVID-19”) on our financial results for the year ended December 31, 2021. See "Cautionary Note Regarding Forward-Looking Statements" below and in Part I, Item 1A, “Risk Factors” included elsewhere in this Annual Report on Form 10-K for further information regarding risks and uncertainties relating to COVID-19.
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Many of the following risks, uncertainties and other factors identified below have been, and will be, amplified by COVID-19. These factors include but are not limited to:
•the impact of COVID-19 and related response measures on our business, results of operations and financial condition, including the impact of governmental lockdowns and other restrictions on our operations and processes and those of our clients and suppliers;
•our dependence on a limited number of clients in a limited number of industries and our ability to withstand the loss of a significant client;
•negative public reaction in the U.S. or elsewhere to offshore outsourcing;
•fluctuations in our earnings;
•our ability to attract and retain clients including in a timely manner;
•our ability to successfully consummate or integrate strategic acquisitions;
•our ability to accurately estimate and/or manage the costs;
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
•failure to protect our intellectual property;

•regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;
•changes in tax laws or decisions regarding repatriation of funds held abroad;
•ability to service debt or obtain additional financing on favorable terms;
•credit risk fluctuations in the market values of our investment and derivatives portfolios;
•legal liability arising out of customer contracts;
•technological innovation;
•our ability to meet our environmental, social and governance-related goals and targets;
•effects of political and economic conditions globally, particularly in the geographies where we operate;
•operational and information security failures arising as a result of remote work solutions adopted due to COVID-19;
•cyber security incidents, data breaches, or other unauthorized disclosure of sensitive or confidential client and employee data; and
•adverse outcome of our disputes with the tax authorities, in the geographies where we operate.
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
Executive Overview
We are a leading data analytics and digital operations and solutions company that partners with clients to improve business outcomes and unlock growth. By bringing together deep domain expertise with robust data, powerful analytics, cloud, AI and ML, we create agile, scalable solutions and execute complex operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media, and retail, among others.
We deliver data analytics and digital operations and solutions to our clients, driving enterprise-scale business transformation initiatives that leverage our deep expertise in advanced analytics, AI, ML and cloud. We manage and report financial information through our four strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management reviews financial information and makes operating decisions, and is in line with certain operational and structural changes we made effective January 1, 2020 to more closely integrate our businesses and to simplify our organizational structure.
Our reportable segments are as follows:
•Insurance,
•Healthcare,
•Analytics, and
•Emerging Business
Our global delivery network, which includes highly trained industry and process specialists across the United States, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in India, the United States, the United Kingdom, the Philippines, Bulgaria, Colombia, South Africa, Romania and the Czech Republic.
On December 16, 2021, we completed the acquisition of Clairvoyant, a global data, AI, ML, and cloud services firm that helps organizations in their business transformation by maximizing the value of data through actionable insights. It provides data engineering, analytics, AI, ML, product engineering, and cloud-based solutions. The acquisition strengthens our Analytics capabilities by adding additional expertise in data engineering and cloud enablement, further supporting our clients in the insurance, healthcare, banking and financial services, and retail industries.
Continued Impact of COVID-19 on Our Business
Over the course of 2020, and continuing into 2021, our clients, contractors, suppliers, and other partners adapted in order to conduct business activities in a COVID-19 environment. As the global economy continued to adapt to the impact of COVID-19, our clients are focused on receiving personalized customer experiences, optimizing costs and supporting resilient operating models. We remain committed to helping our clients adapt and thrive through the ongoing uncertainties caused by COVID-19 and, going forward, to the shifting business environment.
Our remote working delivery capability steadily improved throughout 2021. We estimate that we are able to deliver a significant portion of our clients’ current requirements in a remote work model given the current lockdown restrictions in the locations in which we operate and certain clients not authorizing us to perform the remaining process work remotely due to its sensitive nature.

We continue to incur additional costs in order to ensure the continuity of our operations and support our remote work model. Such costs include purchase of desktops and laptops for our employees, software and internet connectivity devices, technology tools for productivity enhancement, accommodation, meal, overtime, transportation and sanitization and cleaning costs of our offices and facilities. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our remote work model, implement new information technology solutions and security measures to safeguard against information security risks and protect the health and safety of our employees as they gradually return to the office. We believe that these short-to-medium-term costs may benefit us in the long-term, as these steps have broadened our remote working capabilities, which we expect to become a permanent feature in our future delivery model, as well as our business continuity plans.
Certain impacts of COVID-19 on our business, results of operations, financial position and cash flow during 2021 have been described above and below, however the full extent of the impact for the period beyond 2021 is currently uncertain and will depend on many factors that are not within our control.
For additional information and risks related to COVID-19, see Part I, Item 1A, “Risk Factors.”
During the fourth quarter of 2021, we performed our annual goodwill quantitative impairment test for any potential impairment. We considered the effects of COVID-19 on our significant inputs used in determining the fair value of our reporting units. Based on the results, the fair value of each of our reporting units exceeded their carrying value and the goodwill was not impaired. However, there can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. These estimates and judgments may not be within our control and accordingly it is reasonably possible that they could change in future periods.
Revenues
For the year ended December 31, 2021, we generated revenues of $1,122.3 million compared to revenues of $958.4 million for the year ended December 31, 2020, an increase of $163.9 million, or 17.1%.
We serve clients mainly in the United States and the United Kingdom, with these two regions generating 85.9% and 9.4%, respectively, of our total revenues for the year ended December 31, 2021 and 85.0% and 9.3%, respectively, of our revenues for the year ended December 31, 2020.
For the years ended December 31, 2021 and 2020, our total revenues from our top ten clients accounted for 38.1% and 37.4% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
Our Business
We provide data analytics and digital operations and solutions to our clients. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate from the United States, Europe and Australia.

Digital Operations and Solutions: We provide our clients with a range of digital operations and solutions from our Insurance, Healthcare and Emerging Business strategic business units, which are focused on solving complex industry problems such as the insurance claims lifecycle and financial transactions processing, and typically involve the use of agile delivery models to implement digital technologies and interventions like hyper-automation, customer experience transformation, advanced automation, robotics, enterprise architecture, end-to-end business function management and transformations. We either administer and manage these functions on an ongoing basis via longer-term arrangements or project work. For a portion of our digital operations and solutions, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. We also provide consulting services related to digital operations and solutions that include industry-specific digital transformational services as well as cross-industry finance and accounting services as part of the Emerging Business strategic business unit.
We provide our services under contracts with our clients, which typically have terms of three or more years, with some being rolling contracts with no end dates. Typically, our clients can terminate these contracts with or without cause and with short notice periods. These contracts provide us with a relatively predictable revenue base for a substantial portion of our digital operations and solutions business. However, we have a long selling cycle for our services and the budget and approval processes of prospective clients make it difficult to predict the timing of entering into definitive agreements with new clients. Similarly, new license sales and implementation projects for our technology service platforms and other software-based services have a long selling cycle, however ongoing annual maintenance and support contracts for existing arrangements provide us with a relatively predictable revenue base.
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
Analytics: Our analytics services focus on driving improved business outcomes for our clients by unlocking deep insights from data and create data driven solutions across all parts of our clients’ business. We also provide care optimization and reimbursement optimization services, for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, payment integrity and care management and data management. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house ML and AI capabilities to create insights and improve decision making for our clients. Our Clairvoyant acquisition in December 2021 strengthens our analytics capabilities by adding additional expertise in data engineering and cloud enablement, further supporting our clients in the insurance, healthcare, banking and financial services, and retail industries. We actively cross-sell and, where appropriate, integrate our analytics services with other digital operations and solutions as part of a comprehensive offering for our clients. Our projects-based analytics services are cyclical and can be significantly affected by variations in business cycles. In addition, our projects-based analytics services are documented in contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to fluctuations and uncertainties in the revenues generated from providing analytics services.
We anticipate that revenues from our analytics services will grow as we expand our service offerings and client base, both organically and through acquisitions.

Expenses
Cost of Revenues
Our cost of revenues primarily consists of:
•employee costs, which include salary, bonus and other compensation expenses; retirement benefits, recruitment and training costs; employee health and life insurance; transport; rewards and recognition for certain employees; and non-cash stock compensation expense; and
•costs relating to our facilities and communications network, which include telecommunication and IT costs; facilities and customer management support; operational expenses for our operations centers; rent expenses; and
•Outsourced/subcontractors and professional services costs; and
•travel and other billable costs to our clients; and
•costs relating to our direct mail operations and other digital operations and solutions.
The most significant components of our cost of revenues are salaries and benefits (including stock-based compensation), retirement benefits, recruitment, training, transport, meals, rewards and recognition and employee health and life insurance. Salary levels, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to execute certain services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes non-cash amortization of stock compensation expense relating to our issuance of equity awards to employees directly involved in providing services to our clients.
We expect our cost of revenues to continue to increase as we continue to add professionals in our operating centers globally to service additional business and as wages continue to increase globally. In particular, we expect training costs to continue to increase as we continue to add staff to service new clients and provide existing staff with additional skill sets. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our remote work model, invest in information technology solutions and security measures to safeguard against information security risks and costs to protect the health and safety of our employees as they gradually return to the office. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin” and under “Risks Related to the International Nature of Our Business-We are subject to labor and employment laws across jurisdictions and if more stringent labor laws become applicable to us or if our employees unionize, our profitability may be adversely affected.” However, a significant portion of our client contracts include inflation-based adjustments to our billing rates year over year which partially offset such increase in cost of revenues.
We generally experience a higher cost of revenues as a percentage of revenues during the initial 12 to 18 months in a long-term digital operations and solutions contract due to upfront investments in infrastructure, resource hiring and training during migration. The cost of revenues as a percentage of revenues improves as we scale up, achieve operational efficiencies and complete the migration.
Selling, General and Administrative Expenses ("SG&A")
Our General and Administrative expenses (“G&A”) comprise of expenses relating to salaries and benefits (including stock based compensation), retirement benefits as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. G&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), investment in product development, digital technology, advanced automation and robotics, cloud, AI and MI, bad debt allowance and stock compensation expenses related to our issuance of equity awards to members of our board of directors. We expect our G&A costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.
Selling and marketing expenses primarily consist of salaries and benefits (including stock based compensation), retirement benefits and other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences. We expect that sales and marketing expenses will continue to increase as we invest in our sales and client management functions to better serve our clients and in our branding.
Depreciation and Amortization Expense
Depreciation and amortization pertains to depreciation of our tangible assets, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and amortization of intangible assets. As we add new facilities and expand our existing operations centers, we expect that depreciation expense will increase, reflecting additional investments in equipment such as desktop computers, servers and other infrastructure. The property and equipment which are abandoned, are assessed for revision of their useful life, thereby revising the future depreciation to reflect the use of property and equipment over the remaining shortened life. We expect lower depreciation on assets related to operating centers closed as a result of optimization of office space and increased reliance on remote work model, due to the impact of COVID-19. We expect amortization of intangible assets to increase further as we pursue strategic relationships and acquisitions.
Foreign Exchange
We report our financial results in the U.S. dollar. However, a significant portion of our total revenues are earned in the U.K. pound sterling (8.6% and 8.3%, respectively, for the years ended December 31, 2021 and 2020), while a significant portion of our expenses are incurred and paid in Indian rupees (29.4% and 27.2%, respectively, of our total costs for the years ended December 31, 2021 and 2020) and the Philippine peso (9.5% and 11.5%, of our total costs for the years ended December 31, 2021 and 2020). The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as the Indian rupee, the Philippine peso and the U.K. pound sterling appreciate or depreciate against the U.S. dollar. See Note 2 - Summary of Significant Accounting Policies and Note 16 - Derivatives and Hedge Accounting to our consolidated financial statements and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Risk.”
Interest Expense
Interest expense primarily consist of interest on our borrowings under our credit facility and convertible senior notes, finance lease liabilities and notional interest implicit in the purchase of property and equipment.
Other Income, net
Other income, net primarily consists of gain/(loss) on sale, mark to market and dividend income on our investments in mutual funds and money market funds, and interest on time deposits classified under “Cash and cash equivalents,” “Short-term investments” and “Other assets,” as applicable on our consolidated balance sheets. Other income, net also consists of changes in fair value of earn-out consideration, interest on refunds received from income tax authorities in India on completion of tax assessments and components of net periodic benefit cost such as interest cost, expected return on plan assets, amortization of actuarial gain or loss and profit or loss on disposal of long-lived assets.
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
During the year 2018, we made an election to change the tax status of most of our controlled foreign corporations (“CFC”) to disregarded entities for U.S. income tax purposes. As a result, we no longer have undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (“PTI”) which may be subject to withholding taxes and currency gains or losses upon repatriation. We periodically evaluate opportunities to distribute PTI among our group entities to fund our operations in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. These distributions do not constitute a change in our permanent reinvestment assertion.

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
We also benefited from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for few of our operations centers in last few years and will expire for other operations centers by year 2022, which may lead to an increase in our overall tax rate. Following the expiry of the tax exemption, income generated from operations centers in the Philippines will be taxed at the prevailing annual tax rate, which as of December 31, 2021 was 5.0% on gross income.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the financial statements included in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). A summary of our significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on management’s judgment regarding matters that are inherently uncertain at the time an estimate is made. These policies include revenue recognition, allowance for expected credit losses, business combinations, goodwill, intangibles and long-lived assets, stock-based compensation, derivative instruments and hedging activity and borrowings. The significant estimates and assumptions that affect the financial statements include, but are not limited to, estimates of the fair value of the identifiable intangible assets and contingent consideration, purchase price allocation, allowance for expected credit losses, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions related to lease liabilities, ROU assets, lease cost, income taxes and assets, obligations related to employee benefit plans, revenue projections and discount rate applied within the discounted cash flow model for business acquisitions. These accounting policies and the associated risks are set out below. Future events may not develop exactly as forecasted and estimates routinely require adjustment.
Revenue Recognition
Revenue is recognized when services are provided to our clients, in an amount that reflects the consideration which we expect to be entitled to in exchange for the services provided.
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
b.Revenues from reimbursement optimization services having contingent fee arrangements are recognized by us at the point in time when a performance obligation is satisfied, which is when we identify an overpayment claim. In such contracts, our consideration is contingent upon the actual collections made by our clients and net of any subsequent retraction claims. Based on guidance on “variable consideration” in Topic 606, we use our historical experience and projections to determine the expected recoveries from our clients and recognize revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such change is identified.
For additional information, see Note 4 - Revenues, net to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”
Unbilled Receivables
Unbilled receivables represent revenues recognized for services rendered between the last billing date and the balance sheet date. Unbilled receivables also include revenues recognized from reimbursement optimization services where we identify an overpayment claim. In such contracts, our consideration is contingent upon and collectable only when the actual collections are made by our clients. Based on guidance on “variable consideration” in Topic 606, we use our historical experience and projections to determine the expected recoveries from our clients and recognize revenue and receivables based upon such expected recoveries. Accordingly, the amounts for which services have been performed and for which invoices have not been issued to customers on the balance sheet date, (i.e. unbilled receivables) are presented under accounts receivable.
Deferred Revenue and contract fulfillment costs
We have contract liabilities (deferred revenue) consisting of advance billings and billing in excess of revenues recognized. Deferred revenue also includes the amount for which services have been rendered but other conditions of revenue recognition are not met, for example where we do not have an enforceable contract.
Further, we also defer revenues attributable to certain process transition activities, with respect to our clients where such activities do not represent separate performance obligations. Revenues related to such transition activities are classified under “Deferred revenue” and “Other non-current liabilities” in our consolidated balance sheets and are recognized ratably over the period during which the related services are performed.
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
Allowance for Expected Credit Losses
We record accounts receivable net of allowances for expected credit losses. Allowances for credit losses are established through the evaluation of aging of accounts receivables, prior collection experience, current market conditions, forecasts about future economic conditions, clients’ financial condition and the amount of accounts receivable in dispute to estimate the collectability of these accounts receivable. Accounts receivable balances are written-off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.
Business Combinations
We account for all business combinations using the acquisition method of accounting as prescribed by Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” The guidance requires the use of significant estimates and assumptions in determining the fair value of identifiable assets acquired and liabilities assumed, including intangible assets and contingent consideration, and allocation of purchase price over such assets and liabilities on the acquisition date. The significant estimates and assumptions include, but are not limited to, the timing and amount of future revenue and cash flows based on, among other things, discount rate reflecting the risk inherent in future cash flows, customer attrition rates and the long-term growth rate applied within the discounted cash flow model. This requires a high degree of the Company’s judgment and the need to involve fair value specialists to evaluate the reasonableness of the Company’s valuation methodology and the selection of inputs to the valuation.
Goodwill, Intangible Assets and Long-lived Assets
Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased in a business combination. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase consideration to assets and liabilities, including property and equipment, goodwill and other identifiable intangibles. We examine the carrying value of the goodwill annually in the fourth quarter, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the reporting unit level. We also assess any potential goodwill impairment for our reporting units immediately prior to any segment changes and reallocate goodwill on the basis of the new reporting units.
The goodwill quantitative impairment test involves a comparison of the fair value of a reporting unit with its carrying amount. We estimate the fair value of a reporting unit using a combination of the income approach, using discounted cash flow analysis (“DCF model”), and also the market approach, using market multiples for reporting units whereby the fair value is not substantially in excess of carrying value. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within each reporting unit. The variables within the discount rate, many of which are outside of our control, provide us best estimate of all assumptions applied within the DCF model. Discount rates used in our reporting unit valuations range from 12.0% to 12.1%. We also use the “Market approach” to corroborate the results of the income approach for some of our reporting units. Under the market approach, we estimate fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit and comparable market transactions. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
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
We hedge forecasted transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of these cash flow hedges is recorded along with the underlying hedged item in the same line in our consolidated statements of income as a part of “Cost of revenues,” “General and administrative expenses,” “Selling and marketing expenses,” and “Depreciation and amortization expense,” as applicable.
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
Pursuant to ASC Subtopic 470-20, total consideration for the settlement of an existing debt obligation is separated into liability and equity components. The fair value of the existing liability is estimated using a discounted cash flow technique, which considers debt issuances with terms similar to that of our debt, however without the conversion feature. The excess of consideration over the fair value of liability component is assigned to the equity component. The effective interest rate used to estimate the fair value of the liability component is based on the income and market based approaches, adjusted for the remaining tenor of the extinguished debt. The difference between the fair value and the carrying value of the extinguished debt, net of the unamortized debt discount and unamortized debt issuance costs, is recorded as a gain or loss on settlement in the consolidated statements of income.
Income Taxes
We account for income tax using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized in respect of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating losses carried forward, if any. Deferred tax assets and liabilities are measured using the anticipated tax rates for the years in which such temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities during the period in which the new tax rate was enacted or the change in tax status was filed or approved. We release the tax effects from accumulated other comprehensive income/(loss) (“AOCI”) at the time of reclassification of cash flows hedges gains/ (losses) from AOCI to the consolidated statements of income. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. With respect to any entity that benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse following the expiration of the tax holiday.
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

During the year 2018, we made an election to change the tax status of most of our controlled foreign corporations (“CFC”) to disregarded entities for U.S. income tax purposes. As a result, we no longer have undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (“PTI”) which may be subject to withholding taxes and currency gains or losses upon repatriation. We periodically evaluate opportunities to repatriate PTI held by our foreign subsidiaries to fund our operations in the United States and other geographies, and as and when we decide to repatriate such PTI, we may have to accrue additional taxes which will be recorded in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. See Note 21 - Income Taxes to our consolidated financial statements contained herein.
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
We include the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in “Other income, net.” See Note 19 - Employee Benefit Plans to our consolidated financial statements for details.
We recognize the liabilities for compensated absences dependent on whether the obligation is attributable to employee services already rendered, relates to rights that vest or accumulate and payment is probable and estimable.
Leases
We account for a lease at the inception of the contract. Our assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) we obtain the right to substantially all the economic benefits from the use of the asset throughout the term of the contract, and (3) we have the right to direct the use of the asset. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. Operating leases are recorded in “Operating lease right-of-use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in our consolidated balance sheets. Finance leases are recorded in “Property and equipment, net,” and the current and non-current portion of finance lease liabilities are presented within “Accrued expenses and other current liabilities” and “Other non-current liabilities,” respectively in our consolidated balance sheets.
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

Results of Operations
For a discussion of our results of operations for the year ended December 31, 2019, including a year-to-year comparison between 2020 and 2019, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following table summarizes our results of operations for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
	(dollars in millions)
Revenues, net	$1,122.3	$958.4	$991.3
Cost of revenues(1)	690.9	623.9	655.5
Gross profit(1)	431.4	334.5	335.8
Operating expenses:
General and administrative expenses	142.1	113.9	126.9
Selling and marketing expenses	84.3	60.1	71.8
Depreciation and amortization expense	49.1	50.5	52.0
Impairment and restructuring charges	—	—	8.7
Total operating expenses	275.5	224.5	259.4
Income from operations	155.9	110.0	76.4
Foreign exchange gain, net	4.3	4.4	3.8
Interest expense	(7.6)	(11.2)	(13.6)
Other income, net	6.8	12.1	16.5
Loss on settlement of convertible notes	(12.8)	—	—
Income before income tax expense and earnings from equity affiliates	146.6	115.3	83.1
Income tax expense	31.9	25.6	15.2
Income before earnings from equity affiliates	114.7	89.7	67.9
Loss from equity-method investment	—	(0.2)	(0.3)
Net income attributable to ExlService Holdings, Inc. stockholders	$114.7	$89.5	$67.6
(1) Exclusive of depreciation and amortization expense.
Due to rounding, the numbers presented in the tables included in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues.
The following table summarizes our revenues by reportable segments for the years ended December 31, 2021 and 2020:

	Year ended December 31,			Percentage change
	2021	2020	Change
	(dollars in millions)
Insurance	$382.0	$341.8	$40.2	11.8%
Healthcare	112.4	101.2	11.2	10.9%
Emerging Business	167.2	152.7	14.5	9.5%
Analytics	460.7	362.7	98.0	27.0%
Total revenues, net	$1,122.3	$958.4	$163.9	17.1%

Revenues for the year ended December 31, 2021 were $1,122.3 million, up $163.9 million, or 17.1%, compared to the year ended December 31, 2020.
Revenue growth in Insurance of $40.2 million was primarily driven by expansion of business from our new and existing clients of $37.7 million and an increase in revenues of $2.5 million that was mainly attributable to the appreciation of the Australian dollar, the U.K. pound sterling and the South African ZAR against the U.S. dollar during the year ended December 31, 2021, compared to the year ended December 31, 2020. Insurance revenues were 34.0% and 35.7% of our total revenues during the years ended December 31, 2021 and 2020, respectively.
Revenue growth in Healthcare of $11.2 million was primarily driven by expansion of business from our new and existing clients of $11.2 million during the year ended December 31, 2021. Healthcare revenues were 10.0% and 10.6% of our total revenues during the years ended December 31, 2021 and 2020, respectively.
Revenue growth in Emerging Business of $14.5 million was primarily driven by expansion of business from our new clients and existing clients of $13.9 million and an increase in revenues of $0.6 million that was mainly attributable to the appreciation of the U.K. pound sterling and the Indian rupee against the U.S. dollar during the year ended December 31, 2021, compared to the year ended December 31, 2020. Emerging Business revenues were 14.9% and 15.9% of our total revenues during the years ended December 31, 2021 and 2020, respectively.
Revenue growth in Analytics of $98.0 million was attributable to the higher volumes in our annuity and project based engagements from our new and existing clients of $95.8 million, including contribution from our acquisition of Clairvoyant in December 2021 and an increase in revenues of $2.2 million mainly attributable to the appreciation of the U.K. pound sterling and the South African ZAR against the U.S. dollar during the year ended December 31, 2021, compared to the year ended December 31, 2020. Analytics revenues were 41.0% and 37.8% of our total revenues during the years ended December 31, 2021 and 2020, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,			Percentage change	Year ended December 31,
	2021	2020	Change		2021	2020	Change
	(dollars in millions)
Insurance	$239.5	$231.9	$7.6	3.3%	37.3%	32.2%	5.1%
Healthcare	69.8	73.1	(3.3)	(4.6)%	37.9%	27.8%	10.1%
Emerging Business	91.7	89.5	2.2	2.5%	45.1%	41.4%	3.7%
Analytics	289.9	229.4	60.5	26.3%	37.1%	36.7%	0.4%
Total	$690.9	$623.9	$67.0	10.7%	38.4%	34.9%	3.5%

For the year ended December 31, 2021, cost of revenues was $690.9 million compared to $623.9 million for the year ended December 31, 2020, an increase of $67.0 million, or 10.7%. Our gross margin for the year ended December 31, 2021 was 38.4% compared to 34.9% for year ended December 31, 2020, an increase of 350 ("bps") primarily driven by higher revenues, operational efficiencies and lower COVID-19 related expenses during the year ended December 31, 2021, compared to the year ended December 31, 2020.
The increase in cost of revenues in Insurance of $7.6 million for the year ended December 31, 2021 was primarily due to increases in employee-related costs of $14.2 million on account of higher headcount and wage inflation, higher annual performance incentives and higher technology costs of $0.7 million on account of increased leverage of remote work model, partially offset by lower travel costs of $6.1 million, lower other operating costs of $0.3 million and foreign exchange gain, net of hedging of $0.9 million. Gross margin in Insurance increased by 510 bps during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher revenues, expansion in margin in certain existing clients, operational efficiencies and lower COVID-19 related expenses during the year ended December 31, 2021, compared to the year ended December 31, 2020.

The decrease in cost of revenues in Healthcare of $3.3 million for the year ended December 31, 2021 was primarily due to improved employee utilization in existing clients, resulting in lower employee-related costs of $2.9 million, and lower travel costs of $0.8 million, partially offset by higher facility costs of $0.4 million. Gross margin in Healthcare increased by 1,010 bps during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher revenues, expansion in margin in certain existing clients, operational efficiencies and lower COVID-19 related expenses during the year ended December 31, 2021, compared to the year ended December 31, 2020.

The increase in cost of revenues in Emerging Business of $2.2 million for the year ended December 31, 2021 was primarily due to increases in employee-related costs of $2.8 million on account of higher headcount and wage inflation, higher annual performance incentives, higher technology costs of $1.1 million on account of increased leverage of remote work model, partially offset by lower travel costs of $0.3 million, lower facility costs of $0.3 million, lower other operating costs of $0.3 million and foreign exchange gain, net of hedging $0.8 million. Gross margin in Emerging Business increased by 370 bps during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher revenues, operational efficiencies and lower COVID-19 related expenses during the year ended December 31, 2021, compared to the year ended December 31, 2020.

The increase in cost of revenues in Analytics of $60.5 million for the year ended December 31, 2021 was primarily due to increases in employee-related costs of $50.4 million on account of higher headcount and wage inflation, higher annual performance incentives including incremental cost related to our acquisition of Clairvoyant in December 2021. The remaining increase was attributable to higher other operating costs of $13.8 million. This was partially offset by lower travel costs of $1.4 million, lower facility costs of $1.0 million on account of remote work model and foreign exchange gain, net of hedging of $1.3 million. Gross margin in Analytics increased by 40 bps during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to higher revenues and operational efficiencies compared to the year ended December 31, 2020.

Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2021	2020	Change
	(dollars in millions)
General and administrative expenses	$142.1	$113.9	$28.2	24.7%
Selling and marketing expenses	84.3	60.1	24.2	40.2%
Selling, general and administrative expenses	$226.4	$174.0	$52.4	30.1%
As a percentage of revenues	20.2%	18.2%

The increase in SG&A expenses of $52.4 million was primarily due to higher employee-related costs of $44.8 million on account of higher headcount and wage inflation, higher annual performance incentives, higher other operating costs of $6.0 million, COVID-19 related expenses of $3.1 million primarily related to financial support to family members of deceased employees, increase in technology cost of $2.4 million on account of continued investments, product development, digital technology, advanced automation, robotics, cloud, artificial intelligence, machine learning and acquisition-related cost of $0.8 million on account of our acquisition of Clairvoyant in December 2021, partially offset by lower facilities costs of $4.7 million due to optimization of office space.

Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2021	2020	Change
	(dollars in millions)
Depreciation expense	$36.3	$36.1	$0.2	0.6%
Intangible amortization expense	12.8	14.4	(1.6)	(11.1)%
Depreciation and amortization expense	$49.1	$50.5	$(1.4)	(2.8)%
As a percentage of revenues	4.4%	5.3%

The decrease in intangibles amortization expense of $1.6 million was primarily due to end of useful lives for certain intangible assets during the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in depreciation expense of $0.2 million was primarily due to depreciation related to our investments in new operating centers, internally developed software and accelerated depreciation resulting from a reduction in useful lives related to certain operating centers due to the impact of COVID-19 aggregating to $0.7 million, partially offset by foreign exchange gain, net of hedging $0.5 million, during the year ended December 31, 2021, compared to the year ended December 31, 2020.
Income from Operations. Income from operations increased by $45.9 million, or 41.7%, from $110.0 million for the year ended December 31, 2020 to $155.9 million for the year ended December 31, 2021, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the year ended December 31, 2021. As a percentage of revenues, income from operations increased from 11.5% for the year ended December 31, 2020 to 13.9% for the year ended December 31, 2021.

Foreign Exchange Gains and Losses. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the year ended December 31, 2021. The average exchange rate of the U.S. dollar against the Indian rupee decreased from 74.07 during the year ended December 31, 2020 to 73.88 during the year ended December 31, 2021. The average exchange rate of the U.K. pound sterling against the U.S. dollar increased from 1.29 during the year ended December 31, 2020 to 1.38 during the year ended December 31, 2021. The average exchange rate of the U.S. dollar against the Philippine peso decreased from 49.49 during the year ended December 31, 2020 to 49.36 during the year ended December 31, 2021. The average exchange rate of the U.S. dollar against the South African ZAR decreased from 16.51 during the year ended December 31, 2020 to 14.92 during the year ended December 31, 2021.
We recorded a net foreign exchange gain of $4.3 million for the year ended December 31, 2021 compared to a net foreign exchange gain of $4.4 million for the year ended December 31, 2020.
Interest expense. Interest expense decreased from $11.2 million for the year ended December 31, 2020 to $7.6 million for the year ended December 31, 2021 primarily due to settlement of outstanding obligations under the Notes (as defined below under “Financing Arrangements (Debt Facility and Notes)-Convertible Senior Notes”) on August 27, 2021, and lower effective interest rates of 1.7% under our Credit Facility during the year ended December 31, 2021, compared to 2.3% during the year ended December 31, 2020.
Other Income, net.

	Year ended December 31,			Percentage change
	2021	2020	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds and money market funds	$4.9	$9.6	$(4.7)	(49.1)%
Interest and dividend income	2.7	2.5	0.2	9.0%
Others, net	(0.8)	—	(0.8)	(100.0)%
Other income, net	$6.8	$12.1	$(5.3)	(43.9)%

Other income, net decreased by $5.3 million, from $12.1 million for the year ended December 31, 2020 to $6.8 million for the year ended December 31, 2021, primarily due to lower amount invested in mutual funds and lower returns on such investments of $4.7 million during the year ended December 31, 2021, compared to the year ended December 31, 2020.
Loss on settlement of Notes. On August 27, 2021, we settled our outstanding obligations under the Notes and recognized a loss of $12.8 million during the year ended December 31, 2021. See Note 17 - Borrowings to our consolidated financial statements.
Income Tax Expense. The effective tax rate decreased from 22.2% during the year ended December 31, 2020 to 21.7% during the year ended December 31, 2021. We recorded income tax expense of $31.9 million and $25.6 million for the years ended December 31, 2021 and 2020, respectively. The increase in the income tax expense was primarily a result of higher profit during the year ended December 31, 2021, compared to the year ended December 31, 2020, increase in state taxes and increase in non-deductible expenses during the year ended December 31, 2021, partially offset by (i) the recording of higher excess tax benefits related to stock awards of $3.7 million pursuant to ASU No. 2016-09 during the year ended December 31, 2021, compared to $2.4 million during the year ended December 31, 2020, and (ii) the recording of a one-time deferred tax benefit of $2.4 million on settlement of the Notes during the during the year ended December 31, 2021.
Net Income. Net income increased from $89.5 million for the year ended December 31, 2020 to $114.7 million for the year ended December 31, 2021, primarily due to increase in income from operations of $45.9 million, lower interest expense of $3.6 million, partially offset by loss on settlement of the Notes of $12.8 million, lower other income, net of $5.2 million and higher income tax expense of $6.3 million. As a percentage of revenues, net income increased from 9.3% during the year ended December 31, 2020 to 10.2% during the year ended December 31, 2021.

Liquidity and Capital Resources

	Year ended December 31,
	2021	2020	2019
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$225.5	$127.0	$104.1
Net cash provided by operating activities	184.4	203.0	168.4
Net cash used for investing activities	(114.3)	(18.3)	(51.4)
Net cash used for financing activities	(146.9)	(89.6)	(93.1)
Effect of exchange rate changes	(4.9)	3.4	(1.0)
Closing cash, cash equivalents and restricted cash	$143.8	$225.5	$127.0

As of December 31, 2021 and 2020, we had $313.9 million and $402.8 million, respectively, in cash, cash equivalents and short-term investments, of which $277.4 million and $335.1 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the year ended December 31, 2021, we repatriated to the United States $66.0 million (net of $3.5 million withholding taxes) from India and $42.5 million (net of $7.5 million withholding taxes) from the Philippines. These distributions do not constitute a change in our permanent reinvestment assertion. We base our decision to continue to indefinitely reinvest earnings in India and the Philippines on our estimate of the working capital required to support our operations in these geographies and periodically review our capital initiatives to support and expand our global operations, as well as whether there exits an economically viable rate of return on our investments made in India and the Philippines as compared to those made in the United States.
Operating Activities:
Net cash provided by operating activities was $184.4 million for the year ended December 31, 2021, compared to $203.0 million for the year ended December 31, 2020, reflecting higher working capital needs, offset by higher cash earnings. The major drivers contributing to the decrease of $18.6 million year-over-year included the following:
•Changes in accounts receivable, including unbilled receivable and advance billings, contributed to a lower cash flow of $91.2 million in 2021 compared to 2020. The decrease was a result of the higher accounts receivable resulting from revenue growth. Lower cash flows were also affected by our accounts receivable days sales outstanding, which increased to 56 days as of December 31, 2021 from 53 days as of December 31, 2020.
•Increase in net income of $25.2 million in 2021 compared to 2020, primarily due to an increase in income from operations of $45.9 million driven by higher revenues, lower interest expense of $3.6 million, partially offset by loss on settlement of the Notes of $12.8 million, lower other income, net of $5.2 million, and higher income tax expense of $6.3 million.
•Increase in accrued employee costs, accrued expenses and other liabilities contributed to a higher cash flow of $76.7 million in 2021 compared to 2020. The increase was primarily due to higher annual performance incentives and other employee costs accruals of $54.3 million and higher accrued expenses due to an increase in our cost base to support revenue growth of $22.4 million.
•Other drivers decreasing cash flows in 2021 compared to 2020 included: income tax payments, net of refunds, of $29.3 million, primarily due to higher advance income tax payments on higher net income.

Investing Activities: Cash flows used for investing activities were $114.3 million for the year ended December 31, 2021 as compared to cash flows used for investing activities of $18.3 million for the year ended December 31, 2020. The increase of $96.0 million was primarily due to an increase in cash used for a business acquisition of $76.8 million, net of cash and cash equivalents acquired, during the year ended December 31, 2021, net purchase of investments of $1.5 million during the year ended December 31, 2021 as compared to net redemption of investments of $23.7 million during the year ended December 31, 2020. This was partially offset by lower capital expenditures for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $5.3 million during the year ended December 31, 2021 compared to the year ended December 31, 2020, and acquisition of an additional stake in our equity affiliate of $0.7 million during the year ended December 31, 2020.

Financing Activities: Cash flows used for financing activities were $146.9 million during the year ended December 31, 2021 as compared to cash flows used for financing activities of $89.6 million during the year ended December 31, 2020. The increase in cash flows used for financing activities was primarily due to net repayment of $29.0 million under our revolving Credit Facility and the Notes during the year ended December 31, 2021 as compared to net repayments of $10.9 million during the year ended December 31, 2020, higher purchases of treasury stock by $38.4 million under our share repurchase program and lower proceeds from the exercise of stock options by $0.8 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.
We incurred $37.2 million of capital expenditures during the year ended December 31, 2021. We expect to incur total capital expenditures of between $40 million to $45 million in 2022, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.
In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (see Note 25 - Commitments and Contingencies to our consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our working capital needs, capital expenditures and smaller acquisitions. If we have significant growth through acquisitions, we may need to obtain additional financing.
We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our cash requirements over the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, continued purchases under our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing. We anticipate that we will continue to rely upon cash from operating activities to finance most of our above mentioned requirements, while if we have significant growth through acquisitions, we may need to obtain additional financing.

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under Gratuity plans and uncertain tax positions. See Note 17- Borrowings, Note 19- Employee Benefit Plans, Note 20- Leases, Note 21- Income Taxes and Note 25- Commitments and Contingencies to our consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of December 31, 2021 and 2020, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are not reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations. We had no other off-balance sheet arrangements or obligations.
The Coronavirus Aid, Relief, and Economic Security Act, (the “CARES Act”) allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from April 1, 2020 and ending December 31, 2020. The deferred amount is payable as follows: (1) 50% of the deferred amount was paid on or before December 31, 2021 and (2) the remaining 50% of the deferred amount will be paid on or before December 31, 2022. As of December 31, 2021 and 2020, we deferred our contributions, net of payments to FICA of $3.1 million and $6.3 million, respectively, under the CARES Act. The deferred amount as of December 31, 2021 will be paid on or before December 31, 2022.
Financing Arrangements (Debt Facility and Notes)
The following tables summarizes our Debt balances as of December 31, 2021 and 2020.

	As of December 31, 2021		As of December 31, 2020
	(dollars in millions)		(dollars in millions)
	Revolving Credit Facility	Total	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$260.0	$260.0	$25.0	$—	$25.0

Long-term borrowings	$—	$—	$64.0	$150.0	$214.0
Unamortized debt discount	—	—	—	(11.2)	(11.2)
Unamortized debt issuance costs*	—	—	—	(0.8)	(0.8)
Long-term borrowings	$—	$—	$64.0	$138.0	$202.0
Total borrowings	$260.0	$260.0	$89.0	$138.0	$227.0
*Unamortized debt issuance costs for our revolving Credit Facility of $0.2 million and $0.5 million as of December 31, 2021 and December 31, 2020, respectively, are presented under “Other current assets” and “Other assets,” as applicable in our consolidated balance sheets.
Credit Agreement
On November 21, 2017, we and each of our wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 million revolving credit facility (the “Credit Facility”) with an option to increase the commitments by up to $100.0 million, subject to certain approvals and conditions as set forth in the Credit Agreement. The Credit Agreement also includes a letter of credit sub facility. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, we exercised our option under the Credit Agreement to increase the commitments by $100.0 million, thereby utilizing the entire revolver under the Credit Facility of $300.0 million to fund our July 2018 acquisition of SCIOinspire Holdings, Inc.

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
The revolving Credit Facility carried an effective interest rate as shown below:-

	Year ended December 31,
	2021	2020
Effective interest rate	1.7%	2.3%
Obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries and are secured by all or substantially all of our assets and that of our material domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both as defined for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more than 3.0 to 1.0, respectively. As of December 31, 2021, we were in compliance with all financial and non-financial covenants listed under the Credit Agreement.
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
Convertible Senior Notes
On October 1, 2018, we entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150.0 million, in an aggregate principal amount of 3.5% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The Notes were issued on October 4, 2018. The Notes carried interest at a rate of 3.5% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. The Notes were convertible at an initial conversion rate of 13.3333 shares of the common stock per one thousand dollar principal amount of the Notes (which represents an initial conversion price of approximately $75 per share). We had the option to redeem the principal amount of the Notes, at our option, in whole but not in part, at a purchase price equal to the principal amount plus accrued and unpaid interest on or after October 1, 2021, if the closing sale price of our common stock exceeded 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding our exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption).We had the option elect to settle conversions of the Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock.
On August 27, 2021, we entered into a Payoff and Termination Agreement (the “Payoff and Termination Agreement”) with the Purchaser, pursuant to which we prepaid and settled our outstanding obligations under the Notes for an aggregate consideration of $236.7 million, excluding accrued and unpaid interest under the Notes calculated through and including, August 26, 2021, in the form of a combination of cash and shares of our common stock. As a result, we made a cash payment of $200.0 million to the Purchaser and satisfied the remainder of the obligation under the Notes by issuing to the Purchaser 310,394 shares of our common stock calculated at $118.37 per share based on a 20-day volume weighted average price ending on, and including, August 26, 2021. We satisfied the cash payment obligation under the Payoff and Termination Agreement by drawing $200.0 million from our existing revolving Credit Facility, and our common stock was issued from our existing treasury shares. In addition, except as set forth in the Payoff and Termination Agreement, the Investment Agreement was also terminated. See Note 17 - Borrowings and Note 18 - Capital Structure to our consolidated financial statements herein for further details.
During the years ended December 31, 2021 and 2020, we recognized interest expense and amortization of debt discount, on the Notes as below:

	Year ended December 31,
	2021	2020
Interest expense on the Notes	$3.4	$5.3
Amortization of debt discount on the Notes	$1.8	$2.6

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
Components of Market Risk
Foreign Currency Risk. Our exposure to market risk arises principally from exchange rate risk. Our revenues are primarily denominated in the U.S. dollar representing 88.2% of our total revenues and the U.K. pound sterling representing 8.6% of our total revenues in the year ended December 31, 2021. However, a significant portion of our total expenses are incurred and paid in Indian rupee and the Philippine peso representing 29.4% and 9.5% respectively, of our total expenses in the year ended December 31, 2021. We also incur expenses in the U.S. dollar and currencies of other countries in which we have operations. The exchange rates among the Indian rupee, the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
Our exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. The average exchange rate of the Indian rupee against the U.S. dollar decreased from 74.07 during the year ended December 31, 2020 to 73.88 during the year ended December 31, 2021, representing an appreciation of 0.3%. The average exchange rate of the Philippine peso against the U.S. dollar decreased from 49.49 during the year ended December 31, 2020 to 49.36 during the year ended December 31, 2021, representing an appreciation of 0.3%. Based upon our level of operations during the year ended December 31, 2021 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased/decreased our revenues by approximately $5.6 million and increased/decreased our expenses incurred and paid in Indian rupees by approximately $28.4 million in the year ended December 31, 2021. Similarly, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased/decreased our revenues by approximately $0.3 million and increased/decreased our expenses incurred and paid in Philippine peso by approximately $9.2 million in the year ended December 31, 2021.
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
The impact on earnings and/or cash flows related to these foreign currency forward contracts is immaterial as the impact of the maturing cash flow hedges in respective periods are intended to offset the foreign currency impact on the related expenses. Further, a significant number of our client contracts include protection against foreign exchange rate fluctuations which minimizes the impact of volatility in the exchange rates on our operating results.
Cash flow hedges with notional amounts of $514.6 million and $451.9 million were outstanding as at December 31, 2021 and 2020, respectively, with maturity periods of one to forty-two months. The mark-to-market gain, net upon fair valuation of these cash flow hedges as of December 31, 2021 and 2020 was $11.9 million and $16.5 million, respectively, and is included in “Accumulated other comprehensive income/(loss)” on our consolidated balance sheets. During the year ended December 31, 2021, we recognized $10.0 million as a foreign exchange gain from the maturing cash flow hedges, which was largely offset by the foreign exchange loss on the related expenses of $10.1 million. The net impact on earnings for the year ended December 31, 2021 from the maturing cash flow hedges was insignificant, offset by an insignificant foreign currency impact on the related expenses.

We also enter into foreign currency forward contracts to economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these derivatives are recognized in our consolidated statements of income and are included in “Foreign exchange gain, net.” These derivative instruments mitigate balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the foreign currency denominated monetary assets and monetary liabilities being hedged. Forward exchange contracts with notional amounts of USD 134.6 million, GBP 6.8 million, EUR 1.3 million and COP 2,541.9 million were outstanding as of December 31, 2021 compared to USD 143.4 million, GBP 6.8 million, EUR 2.4 million and COP 8,288.0 million outstanding at December 31, 2020. The fair values of these derivative instruments as of December 31, 2021 and 2020 were insignificant in both year and are included in the “Foreign exchange gain, net” in our consolidated statements of income. As of December 31, 2021, the outstanding derivative instruments had maturities of 31 days.
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
Depending on the type of borrowing, loans under the Credit Facility bear interest at a rate equal to the specified prime rate (alternate base rate) or adjusted LIBO rate, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0.00% to 0.75% per annum with respect to loans (“ABR Loans”) pegged to the specified prime rate, and 1.00% to 1.75% per annum on loans (“Eurodollar Loans”) pegged to the adjusted LIBO rate (such applicable margin, the “Applicable Rate”). The revolving credit commitments under the Credit Agreement are subject to a commitment fee. The commitment fee is also tied to the Company’s leverage ratio, and ranges from 0.15% to 0.30% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. A 50 basis point increase or decrease in interest rates may impact our interest expense for the year ended December 31, 2021 by approximately $0.5 million.
In October 2018, we issued the Notes with an aggregate principal amount of $150.0 million (see Note 17 - Borrowings to our consolidated financial statements). The Notes bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. During the year ended December 31, 2021 we prepaid and settled our outstanding obligations under the Notes.
We had cash, cash equivalents and short-term investments totaling $313.9 million and $402.8 million at December 31, 2021 and 2020, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated debt mutual funds, money market accounts and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, capital expenditures, working capital requirements and general corporate purposes. We do not enter into these investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce our future investment income. A 50 basis point increase or decrease in short term rates would have impacted our interest and dividend income for the year ended December 31, 2021 by approximately $1.0 million.
Credit Risk. As of December 31, 2021 and 2020, we have accounts receivable of $194.2 million and $147.6 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances historically have not been material. No single client owed more than 10% of accounts receivable balance as on December 31, 2021 and 2020.

ITEM 8.    Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of December 31, 2021, were effective.
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
Our management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2021. See Deloitte & Touche LLP’s accompanying report on their audit of our internal controls over financial reporting.
We acquired Clairvoyant AI Inc. (“Clairvoyant”) on December 16, 2021, as discussed in Note 9 to our consolidated financial statements. As permitted by the SEC staff’s Frequently Asked Question 3 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), our management excluded Clairvoyant from its assessment of internal control over financial reporting, which was acquired on December 16, 2021, and whose financial statements constitute 7.4% of total assets and 0.1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. We will include Clairvoyant in our assessment of the effectiveness of internal control over financial reporting starting fiscal 2022.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our Board of Directors,” “Our Executive Officers” and “Corporate Governance — Committees — Audit Committee,” “— Committees — Nominating and Governance Committee” and, to the extent included, “— Delinquent Section 16(a) Reports,” and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year end of December 31, 2021.
ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis,” “— Compensation Committee Report,” “— Summary Compensation Table for Fiscal Year 2021,” “— Grants of Plan-Based Awards Table for Fiscal Year 2021,” “Outstanding Equity Awards at Fiscal 2021 Year-End,” “Option Exercises and Stock Vested During Fiscal Year 2021,” “— Pension Benefits for Fiscal Year 2021,” “— Potential Payments upon Termination or Change in Control at Fiscal 2021 Year-

End,” “— Director Compensation for Fiscal Year 2021,” “— Risk and Compensation Policies” and “Corporate Governance —Compensation Committee Interlocks and Insider Participation.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the heading “Principal Stockholders.”

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence.”

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

PART IV.

ITEM 15.    Exhibits and Financial Statement Schedules
(a)1.    Consolidated Financial Statements.
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof. The required financial statements appear on pages F-5 through F-60 hereof.
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

Date: February 24, 2022	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	February 24, 2022
Rohit Kapoor

/S/ MAURIZIO NICOLELLI	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
Maurizio Nicolelli

/S/ VIKRAM S. PANDIT	Chairman of the Board	February 24, 2022
Vikram S. Pandit

/S/ GAREN K. STAGLIN	Director	February 24, 2022
Garen K. Staglin

/S/ ANNE E. MINTO	Director	February 24, 2022
Anne E. Minto

/S/ SOM MITTAL	Director	February 24, 2022
Som Mittal

/S/ CLYDE W. OSTLER	Director	February 24, 2022
Clyde W. Ostler

/S/ KRISTY PIPES	Director	February 24, 2022
Kristy Pipes

/S/ NITIN SAHNEY	Director	February 24, 2022
Nitin Sahney

/S/ JAYNIE M. STUDENMUND	Director	February 24, 2022
Jaynie M. Studenmund

INDEX TO EXHIBITS
The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 25, 2006).

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

10.1+
Second Amended and Restated Employment and Non-Competition Agreement, dated August 3, 2020, between the Company and Rohit Kapoor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 29, 2020).

10.2+
Employment Agreement, effective as of February 3, 2020, between ExlService Holdings, Inc. and Maurizio Nicolelli (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 25, 2021).

10.3+
Employment Agreement, dated as of September 15, 2014, between ExlService Holdings, Inc. and Nalin Kumar Miglani (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 29, 2016).

10.4+
Employment Agreement, dated April 28, 2001, between ExlService Holdings, Inc. and Vikas Bhalla (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 1-33089) filed on February 25, 2021).

10.5+
Employment Agreement, effective November 5, 2018, between ExlService Holdings, Inc. and Samuel Meckey (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 1-33089).

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

10.18+
Form of Restricted Stock Unit Agreement (applicable to U.S. Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 29, 2021).

10.19+
Form of Restricted Stock Unit Agreement (applicable to International Executive Officers) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 29, 2021).

10.20+
Form of Restricted Stock Unit Agreement (Directors) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 29, 2021).

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

10.24
Third Amendment to Credit Agreement, dated as of April 16, 2021, by and among the Company and the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on April 19, 2021).

10.25
Payoff and Termination Agreement between ExlService Holdings, Inc. and Orogen Echo, LLC, dated August 27, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on August 27, 2021).

21.1	Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*This exhibit will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.
+Indicates management contract or compensatory plan required to be filed as an Exhibit.

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Business Combination - Refer to Note 9 to the financial statements
Critical Audit Matter Description
On December 16, 2021, ExlService.com, LLC (the “Purchaser”), a wholly owned subsidiary of the Company, entered into a purchase agreement (the “Purchase Agreement”) with Clairvoyant AI Inc. (“Clairvoyant”) to purchase all of the issued and outstanding equity securities of Clairvoyant. The initial purchase consideration was $80,080, excluding cash and cash equivalents acquired, debt and other estimated post-closing adjustments. The Purchase Agreement allows sellers the ability to earn up to $20,000 in earn-out payments, based on the achievement of certain performance goals by Clairvoyant during the 2022 and 2023 calendar years. This contingent consideration has an estimated fair value of $9,000. The purchase consideration remains subject to certain post-closing adjustments, as required under the Purchase Agreement.
The Company accounted for this business combination using the acquisition method of accounting. The aggregate purchase consideration for Clairvoyant was allocated to identifiable net tangible and intangible assets based upon their preliminary fair values. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. Contingent consideration is recognized at its fair value on the acquisition date. The liability resulting from contingent consideration is re-measured to fair value as of each reporting date until the contingency is resolved, whereby such changes in fair value are recognized in earnings. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Under ASC 350, Intangibles - Goodwill and Other, all assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under general and administrative expenses.

The determination of the fair value of the net assets of Clairvoyant, specifically the estimates of the fair value of the identifiable intangible assets and contingent consideration, requires judgment, and is subjective based on assumptions, the most significant being the related revenue projections within future cash flows, and the discount rate applied within the discounted cash flow model of Clairvoyant.

We identified the valuation of the net assets of Clairvoyant, specifically the estimates of the fair value of the identifiable intangible assets and contingent consideration, as a critical audit matter because of the significant estimates and management assumptions utilized in projecting revenue within future cash flows, and selecting an appropriate discount rate. This required a high degree of auditor judgment and an increased audit effort, including the need to involve our fair value specialists when performing auditor procedures to evaluate the reasonableness of management’s valuation methodology and the selection of inputs to the valuation.

______________________________________________________________________________________________________
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the net assets of Clairvoyant, specifically the estimates of the fair value of the identifiable intangible assets and contingent consideration, including projections of revenue within future cash flows and the selection of the discount rate included the following, among others:
•We evaluated the business rationale for the acquisition;
•We tested the operating effectiveness of internal controls over the valuation of the net assets of Clairvoyant, including management’s internal controls over the selection and review of key assumptions used in projected financial information;
•We assessed the reasonableness of management's revenue projections by comparing the projections to historical results and market data; and
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and key valuation inputs utilized in the analysis including the selected discount rate by:
•Developing a range of independent estimates of the discount rate and comparing those to the rates selected by management;
•Testing the reasonableness of the valuation inputs against observable market data and generally accepted valuation methodologies; and
•Testing the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP

New York, New York
February 24, 2022
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ExlService Holdings, Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Clairvoyant AI Inc., which was acquired on December 16, 2021, and whose financial statements constitute 7.4% of total assets and 0.1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Clairvoyant AI Inc.
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

/s/ Deloitte & Touche LLP
New York, New York
February 24, 2022

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$135,337	$218,530
Short-term investments	178,538	184,286
Restricted cash	6,174	4,690
Accounts receivable, net	194,232	147,635
Prepaid expenses	14,655	11,344
Advance income tax, net	15,199	5,684
Other current assets	34,009	37,109
Total current assets	578,144	609,278
Property and equipment, net	86,008	92,875
Operating lease right-of-use assets	76,692	91,918
Restricted cash	2,299	2,299
Deferred tax assets, net	21,404	7,749
Intangible assets, net	81,082	59,594
Goodwill	403,902	349,088
Other assets	30,369	32,099
Investment in equity affiliate	3,004	2,957
Total assets	$1,282,904	$1,247,857
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,873	$6,992
Current portion of long-term borrowings	260,016	25,000
Deferred revenue	20,000	32,649
Accrued employee costs	114,285	67,645
Accrued expenses and other current liabilities	75,124	66,410
Current portion of operating lease liabilities	18,487	18,894
Income taxes payable, net	901	3,488
Total current liabilities	495,686	221,078
Long-term borrowings, less current portion	—	201,961
Operating lease liabilities, less current portion	68,506	84,874
Income taxes payable	1,790	1,790
Deferred tax liabilities, net	965	847
Other non-current liabilities	22,801	18,135
Total liabilities	589,748	528,685
Commitments and contingencies (Refer Note 25)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,508,340 shares issued and 33,291,482 shares outstanding as of December 31, 2021 and 38,968,052 shares issued and 33,559,434 shares outstanding as of December 31, 2020	40	39
Additional paid-in capital	395,742	420,976
Retained earnings	756,137	641,379
Accumulated other comprehensive income/(loss)	(89,474)	(74,984)

Total including shares held in treasury	1,062,445	987,410
Less: 6,216,858 shares as of December 31, 2021 and 5,408,618 shares as of December 31, 2020, held in treasury, at cost	(369,289)	(268,238)
Stockholders' equity	693,156	719,172
Total equity	693,156	719,172
Total liabilities and stockholders’ equity	$1,282,904	$1,247,857

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenues, net	$1,122,293	$958,434	$991,346
Cost of revenues (1)	690,934	623,936	655,490
Gross profit (1)	431,359	334,498	335,856
Operating expenses:
General and administrative expenses	142,040	113,891	126,909
Selling and marketing expenses	84,306	60,123	71,842
Depreciation and amortization expense	49,132	50,462	51,981
Impairment and restructuring charges	—	—	8,671
Total operating expenses	275,478	224,476	259,403
Income from operations	155,881	110,022	76,453
Foreign exchange gain, net	4,313	4,432	3,752
Interest expense	(7,561)	(11,190)	(13,612)
Other income, net	6,773	12,065	16,507
Loss on settlement of convertible notes	(12,845)	—	—
Income before income tax expense and earnings from equity affiliates	146,561	115,329	83,100
Income tax expense	31,850	25,626	15,172
Income before earnings from equity affiliates	114,711	89,703	67,928
Gain/(loss) from equity-method investment	47	(227)	(269)
Net income attributable to ExlService Holdings, Inc. stockholders	$114,758	$89,476	$67,659
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$3.42	$2.61	$1.97
Diluted	$3.35	$2.59	$1.95
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	33,549,275	34,273,388	34,350,150
Diluted	34,244,478	34,555,164	34,732,683

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2021	2020	2019
Net income	$114,758	$89,476	$67,659
Other comprehensive income/(loss):
Unrealized gain on cash flow hedges	4,663	12,665	8,773
Loss on net investment hedges	(1,134)	—	—
Foreign currency translation loss	(11,134)	(540)	(2,842)
Retirement benefits	(558)	(2,401)	(2,539)
Reclassification adjustments:
Gain on cash flow hedges(1)	(9,264)	(801)	(3,951)
Retirement benefits(2)	709	394	(159)
Income tax effects relating to above(3)	2,228	591	(707)
Total other comprehensive income/(loss)	$(14,490)	$9,908	$(1,425)
Total comprehensive income	$100,268	$99,384	$66,234

(1)These are reclassified to net income and are included in cost of revenues and operating expenses, as applicable in the consolidated statements of income. Refer to Note 16 - Derivatives and Hedge Accounting to the consolidated financial statements.
(2)These are reclassified to net income and are included in other income, net in the consolidated statements of income. Refer to Note 19 - Employee Benefit Plans to the consolidated financial statements.
(3)These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation gains/(losses). Refer to Note 21 - Income Taxes to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Non - Controlling Interest	Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	37,850,544	$38	$364,179	$484,244	$(83,467)	(3,628,068)	$(146,925)	$250	$618,319
Stock issued against stock-based compensation plans	630,110	1	986	—	—	—	—	—	987
Stock-based compensation	—	—	26,070	—	—	—	—	—	26,070
Acquisition of treasury stock	—	—	—	—	—	(667,345)	(41,364)	—	(41,364)
Allocation of equity component related to issuance costs on convertible notes	—	—	(13)	—	—	—	—	—	(13)
Purchase of non-controlling interest	—	—	18	—	—	—	—	(250)	(232)
Other comprehensive loss	—	—	—	—	(1,425)	—	—	—	(1,425)
Net income	—	—	—	67,659	—	—	—	—	67,659
Balance as of December 31, 2019	38,480,654	$39	$391,240	$551,903	$(84,892)	(4,295,413)	$(188,289)	$—	$670,001
Stock issued against stock-based compensation plans	487,398	—	1,501	—	—	—	—	—	1,501
Stock-based compensation	—	—	28,235	—	—	—	—	—	28,235
Acquisition of treasury stock	—	—	—	—	—	(1,113,205)	(79,949)	—	(79,949)
Other comprehensive income	—	—	—	—	9,908	—	—	—	9,908
Net income	—	—	—	89,476	—	—	—	—	89,476
Balance as of December 31, 2020	38,968,052	$39	$420,976	$641,379	$(74,984)	(5,408,618)	$(268,238)	$—	$719,172
Stock issued against stock-based compensation plans	540,288	1	709	—	—	—	—	—	710
Stock-based compensation	—	—	38,621	—	—	—	—	—	38,621
Acquisition of treasury stock	—	—	—	—	—	(1,118,634)	(118,357)	—	(118,357)
Issuance of treasury stock	—	—	19,436	—	—	310,394	17,306	—	36,742
Settlement of convertible notes	—	—	(84,000)	—	—	—	—	—	(84,000)
Other comprehensive loss	—	—	—	—	(14,490)	—	—	—	(14,490)
Net income	—	—	—	114,758	—	—	—	—	114,758
Balance as of December 31, 2021	39,508,340	$40	$395,742	$756,137	$(89,474)	(6,216,858)	$(369,289)	$—	$693,156

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$114,758	$89,476	$67,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,656	50,513	52,193
Stock-based compensation expense	38,621	28,235	26,070
Amortization of operating lease right-of-use assets	26,326	27,146	27,335
Unrealized loss/(gain) on short term investments	5,139	(7,174)	(10,116)
Unrealized foreign currency exchange (gain)/loss, net	(3,821)	402	(206)
Deferred income tax (benefit)/expense	(20,327)	2,697	(12,345)
Reversal/(allowance) for expected credit losses	(464)	297	614
Loss on settlement of convertible notes	12,845	—	—
(Gain)/loss from equity-method investment	(47)	227	269
Amortization of non-cash interest expense related to convertible senior notes	1,795	2,616	2,472
Impairment charges	—	—	3,627
Others, net	216	(542)	(1,204)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(37,684)	24,696	(7,093)
Prepaid expenses and other current assets	(1,179)	(5,133)	1,385
Advance income tax, net	(12,062)	696	7,194
Other assets	227	6,505	(2,204)
Accounts payable	(614)	243	134
Deferred revenue	(12,733)	18,222	6,679
Accrued employee costs	46,475	335	16,915
Accrued expenses and other liabilities	2,934	(9,895)	13,856
Operating lease liabilities	(25,674)	(26,589)	(24,813)
Net cash provided by operating activities	184,387	202,973	168,421

Cash flows from investing activities:
Purchase of property and equipment	(37,248)	(42,224)	(40,545)
Proceeds from sale of property and equipment	1,300	916	407
Business acquisition (net of cash and cash equivalents acquired)	(76,831)	—	—
Purchases of investments	(96,011)	(102,462)	(187,974)
Proceeds from redemptions of investments	94,520	126,154	176,968
Investment in equity affiliate	—	(700)	—
Purchase of non-controlling interest	—	—	(241)
Net cash used for investing activities	(114,270)	(18,316)	(51,385)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(201)	(249)	(336)
Proceeds from borrowings	300,000	110,000	46,000
Repayments of borrowings	(329,031)	(120,867)	(98,247)
Payment of debt issuance costs	—	—	(117)
Acquisition of treasury stock	(118,357)	(79,949)	(41,364)
Proceeds from exercise of stock options	710	1,501	986
Net cash used for financing activities	(146,879)	(89,564)	(93,078)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,947)	3,382	(1,045)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(81,709)	98,475	22,913
Cash, cash equivalents and restricted cash at the beginning of the year	225,519	127,044	104,131
Cash, cash equivalents and restricted cash at the end of the year	$143,810	$225,519	$127,044

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,589	$7,626	$10,649
Income taxes, net of refunds	$49,825	$20,571	$19,087
Supplemental disclosure of non-cash investing and financing activities:
Settlement of portion of convertible notes through issuance of treasury stock	$36,742	$—	$—
Assets acquired under finance lease	$71	$45	$506
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(In thousands, except share and per share amounts)

1. Organization
ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries and affiliates (collectively, the “Company”), is a leading data analytics and digital operations and solutions company that partners with clients to improve business outcomes and unlock growth. By bringing together deep domain expertise with robust data, powerful analytics, cloud, artificial intelligence and machine learnings, the Company creates agile, scalable solutions and executes complex operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media, and retail, among others. The Company’s clients are located principally in the United States of America (“U.S.”) and the United Kingdom (“U.K.”).
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
Effective January 1, 2020, the Company made certain operational and structural changes to more closely integrate the Company’s businesses and to simplify its organizational structure. Under the new structure, the Company reports its financial performance based on new segments described in Note 3 - Segment and Geographical Information to the consolidated financial statements. In conjunction with the new reporting structure, the Company has recast certain prior period amounts, wherever applicable, to conform to the way the Company internally manages and monitors segment performance. This change primarily impacted Note 3 - Segment and Geographical Information and Note 9 - Business Combinations, Goodwill and Intangible Assets to the consolidated financial statements, with no impact on the consolidated balance sheets, statements of income, comprehensive income, equity and cash flows.
(b)Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the consolidated financial statements include, but are not limited to, estimates of the fair value of the identifiable intangible assets and contingent

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
consideration, purchase price allocation, allowance for expected credit losses, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, assumptions used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate amortization of ROU, depreciation and amortization periods, revenue projections and discount rate applied within the discounted cash flow model for business acquisitions, and recoverability of long-lived assets, goodwill and intangibles.
As of December 31, 2021, the extent to which the global Coronavirus Disease 2019 pandemic (“COVID-19”) will ultimately impact the Company's business depends on numerous dynamic factors, which the Company still cannot reliably predict. As a result, many of the Company's estimates and assumptions herein required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to COVID-19, the Company’s estimates may materially change in future periods. Any changes in estimates are adjusted prospectively in the Company’s consolidated financial statements.
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
The assets and liabilities of the subsidiaries for which the functional currency is other than the U.S. dollar are translated into U.S. dollars, the reporting currency, at the rate of exchange prevailing on the balance sheet date. Revenues and expenses are translated into U.S. dollars at the exchange rates prevailing on the last business day of each month, which approximates the average monthly exchange rate. Share capital and other equity items are translated at exchange rates that prevailed on the date of inception of the transaction. Resulting translation adjustments are included in “Accumulated other comprehensive income/(loss)” in the consolidated balance sheets.
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
Nature of Services
The Company derives its revenues from digital operations and solutions and analytics services. The Company provides digital operations and solutions and analytics services helping businesses enhance revenue growth and improve profitability.
Type of Contracts
i.a) Revenues under time-and-material, transaction and outcome-based contracts are recognized as the services are performed. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), the Company monitors such service level parameters to determine if any service credits

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
or penalties have been incurred. Revenues are recognized net of any penalties or service credits that are due to a client.
b) Revenues from arrangements involving subcontracting, either in part or whole of the assigned work, are recognized after the Company’s assessment of “Principal versus agent considerations.” The Company evaluates whether it is in control of the services before the same are transferred to the customer to assess whether it is principal or agent in the arrangement. Revenues are recognized on a gross basis if the Company is in the capacity of principal and on a net basis if it falls in the capacity of an agent.
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
Variable Consideration

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
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
Out-of-Pocket Expenses

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
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
Restricted cash represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments (refer to Note 7 - Cash, Cash Equivalents and Restricted Cash to the consolidated financial statements for details). These deposits with banks have maturity dates after December 31, 2021. Restricted cash presented under current assets represents funds held on behalf of clients in dedicated bank accounts. The corresponding liability against the same is included under “Accrued Expenses and other current liabilities.”
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
The Company's mutual fund investments are in debt funds invested in India and money market funds which invest in instruments of various maturities in the United States. These investments are accounted for in accordance with the fair value option under Financial Accounting Standard Board Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, (“Topic 825”). The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period and any changes in fair value are included in other income, net. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold or disposed and is included in other income.
(g)Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are recorded net of allowances for expected credit losses. The Company evaluates the credit risk of its customers based on a combination of various financial and qualitative factors that may affect the ability of each customer to pay. The Company considered current and anticipated future economic conditions relating to the industries of the Company’s customers and the countries where it operates. In calculating expected credit loss, the Company also considered past payment trends, credit rating and other related credit information for its significant customers to estimate the probability of default in the

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
future and estimates relating to the possible effects resulting from COVID-19. Accounts receivable balances are written-off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.
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
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The estimated useful life have been disclosed in Note 8 - Property and Equipment, net to the consolidated financial statements.

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
Implementation costs in cloud computing arrangements (“CCA”), such as software as a service and other hosting arrangements are evaluated in a similar manner as capitalized software development costs. If CCA do not provide a contractual right upon the Company to take possession of the software at any time during the hosting period without significant penalty, and it is not feasible to either run the software on the Company’s own hardware, then implementation costs incurred are accounted for as a service contract. In case of the existence of such a contractual right to take possession of the software and the Company is able to run the software on its own hardware, then such implementation costs are recognized as capitalized software development costs.

Annual amortization of internally developed software products meant for sale, lease or otherwise marketing is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be up to 5 years from the date the product became available for use. Annual amortization of internally developed software products meant for internal use is based on the straight-line method over the estimated useful lives of the internally developed software products. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
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
Refer to Note 9 - Business Combinations, Goodwill and Intangible Assets to the consolidated financial statements for discussion of the Company's goodwill impairment testing. The Company adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, effective January 1, 2018 in conjunction with our goodwill impairment assessment.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
The Company’s definite lived intangible assets are amortized over their estimated useful lives as listed below using a straight-line method:

Useful Lives (in years)
Customer relationships	7-15
Developed technology	3-10
Non-compete agreements	4
Trade names and trademarks	2-10
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
The Company hedges forecasted transactions that are subject to foreign exchange exposure with foreign currency exchange contracts that qualify as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss) (“AOCI”), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of cash flow hedges are recorded in the consolidated statements of income along with the underlying hedged item in the same line as part of “Cost of revenues,” “General and administrative expenses,” “Selling and marketing expenses,” and “Depreciation and amortization expense,” as applicable.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
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
Pursuant to ASC Subtopic 470-20, total consideration paid for the settlement of an existing convertible note is separated into liability and equity components. The fair value of the liability component is estimated using a discounted cash flow technique, which considers debt issuances with terms similar to that of the Company’s debt, however without the conversion feature. The excess of consideration over the fair value of the liability component is assigned to the equity component. The effective interest rate used to estimate the fair value of the liability component is based on the income and market based approaches, adjusted for the remaining tenor of the extinguished debt. The difference between the fair value and the carrying value of the extinguished debt, net of the unamortized debt discount and unamortized debt issuance costs, is recorded as a gain or loss on settlement in the consolidated statements of income.
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
The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
return on plan assets and amortization of actuarial gains/loss, are included in “Other income, net.” Refer to Note 19 - Employee Benefit Plans to the consolidated financial statements for details.
The Company recognizes its liabilities for compensated absences depending on whether the obligation is attributable to employee services already rendered, rights to compensated absences vest or accumulate and payment is probable and estimable.
(p)Stock-Based Compensation
The Company recognizes stock-based compensation expense in the consolidated statements of income for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. The Company recognizes these compensation costs on straight-line basis over the requisite service period of the award, or to the date on which retirement eligibility is achieved, if shorter. Forfeitures are accounted when the actual forfeitures occur.
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
The fair value of each PU is determined based on the market price of one common share of the Company on the day prior to the date of grant, and the associated compensation expense is calculated on the basis that performance targets at 100% are probable of being achieved. The compensation expense for the PUs is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The final number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PUs as of December 31, 2021 was based on the Company's assessment of performance criteria for these grants that would most likely be met during the respective years of vesting against the targeted performance level.
The grant date fair value for the MUs is determined using a Monte Carlo simulation model and the related compensation expense is expensed on a straight-line basis over the vesting period. All compensation expense related to the MUs will be recognized if the requisite performance period is fulfilled, regardless of the extent of the market condition achieved.
(q)Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. The deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statements of income in the period in which the change is identified. The Company releases the tax effects from AOCI at the time of reclassification of cash flows hedges gains/ (losses) from AOCI to the consolidated statements of income. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company establishes provisions for uncertain tax provisions and related interest and penalties when the Company believes those tax positions are not more likely than not of being sustained, if challenged.
(r)Financial Instruments and Concentration of Credit Risk

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
Financial Instruments. For certain financial instruments, including cash and cash equivalents, short-term investments (except investment in mutual funds, as disclosed in Note 15), restricted cash, accounts receivable, accrued interest on term deposits, accrued capital expenditures, accrued expenses and interest payable on borrowings for which fair values approximate their carrying amounts due to their short-term nature. The carrying value of the Company’s outstanding revolving credit facility approximates its fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.
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
(s)Leases
The Company determines if an arrangement is a lease at inception of the contract. The Company’s assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) the Company has the right to direct the use of the asset. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset or (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset.
Operating leases are recorded in “Operating lease right-of-use assets,” “Current portion of operating lease liabilities” and “Operating lease liabilities, less current portion” in the Company's consolidated balance sheets. Long-lived assets underlying finance leases are recorded in “Property and equipment” and the current and non-current portion of finance lease liabilities are presented within “Accrued expenses and other current liabilities” and “other non-current liabilities,” respectively, in the Company's consolidated balance sheets.
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
December 31, 2021
(In thousands, except share and per share amounts)
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
(u)Earnings per share
Basic earnings per share is computed using the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. For the purposes of calculating diluted earnings per share, the treasury stock method is used for stock-based awards and outstanding convertible notes except where the results would be anti-dilutive. The Company includes performance stock unit awards in dilutive potential common shares when they become contingently issuable and have a dilutive impact per authoritative guidance and excludes such awards when they are not contingently issuable.
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
In October 2021, FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides guidance in Topic 805 to require the acquirer entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The ASU is effective for fiscal years beginning after December 15, 2022. An entity may early adopt the ASU including adoption in an interim period, with retrospective application to all business combinations within the fiscal year that includes such interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
(x) Recently Adopted Accounting Pronouncements
In December 2019, FASB issued ASU No. 2019-12, Income Taxes Simplifying the Accounting for Income Taxes. This ASU eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The Company adopted this ASU on January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In October 2020, FASB issued ASU No. 2020-10, Codification Improvements, to provide guidance for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements. The amendments in this ASU improve the consistency of the ASC by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the ASC. The Company adopted this ASU on January 1, 2021. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In January 2021, FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, to expand the scope of Topic 848 to include derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition). This ASU extends some of Topic 848’s optional expedients and exceptions for contract modifications and hedge accounting to derivative instruments impacted by discounting transition as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. This ASU is effective immediately for all entities with the option to be applied retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, and prospectively to any new contract modifications made on or after January 7, 2021 through December 31, 2022. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
3. Segment and Geographical Information
The Company is a provider of data analytics and digital operations and solutions.
Effective January 1, 2020, the Company made certain operational and structural changes to more closely integrate its businesses and to simplify its organizational structure. The Company since then manages and reports financial information through its four reportable segments: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management reviews financial information and makes operating decisions. These business units develop client-specific solutions, build capabilities, maintain a unified go-to-market approach and are integrally responsible for service delivery, customer satisfaction, growth and profitability. In line with the Company’s strategy of vertical integration and focus on domain expertise, the Company has integrated its Finance & Accounting and Consulting operating segments within each of the Insurance and Healthcare operating segments based on the corresponding industry-specific clients. Finance & Accounting and Consulting services to clients outside of the Insurance and Healthcare industries are part of the Company’s “Emerging Business” operating segment. In addition, the Company integrated its former Travel, Transportation and Logistics, Banking and Financial Services, and Utilities operating segments under Emerging Business to further leverage and optimize the operating scale in providing digital operations and solutions.
The Company’s reportable segments effective January 1, 2020 are as follows:
•Insurance,
•Healthcare,
•Emerging Business, and

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
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
The December 2021 acquisition of Clairvoyant AI Inc. (“Clairvoyant”) is included in the Analytics reportable segment. Refer to Note 9 - Business Combinations, Goodwill and Intangible Assets to the consolidated financial statements for further details.
Revenues and cost of revenues for the years ended December 31, 2021, 2020 and 2019, respectively, for each of the reportable segments, are as follows:

	Year ended December 31, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$381,999	$112,386	$167,236	$460,672	$1,122,293
Cost of revenues(1)	239,529	69,760	91,737	289,908	690,934
Gross profit(1)	$142,470	$42,626	$75,499	$170,764	$431,359
Operating expenses					275,478
Loss on settlement of convertible notes, foreign exchange gain, interest expense and other income, net					(9,320)
Income tax expense					31,850
Gain from equity-method investment					47
Net income					$114,758
(1) Exclusive of depreciation and amortization expense.

	Year ended December 31, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$341,770	$101,315	$152,670	$362,679	$958,434
Cost of revenues(1)	231,884	73,143	89,459	229,450	623,936
Gross profit(1)	$109,886	$28,172	$63,211	$133,229	$334,498
Operating expenses					224,476
Foreign exchange gain, interest expense and other income, net					5,307
Income tax expense					25,626
Loss from equity-method investment					227
Net income					$89,476
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

	Year ended December 31, 2019
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$346,434	$97,465	$190,118	$357,329	$991,346
Cost of revenues(1)	238,580	77,048	108,617	231,245	655,490
Gross profit(1)	$107,854	$20,417	$81,501	$126,084	$335,856
Operating expenses					259,403
Foreign exchange gain, interest expense and other income, net					6,647
Income tax expense					15,172
Loss from equity-method investment					269
Net income					$67,659
(1) Exclusive of depreciation and amortization expense.
Revenues, net by service type, were as follows:

	Year ended December 31,
	2021	2020	2019
Digital operations and solutions(1)	$661,621	$595,755	$634,017
Analytics services	460,672	362,679	357,329
Revenues, net	$1,122,293	$958,434	$991,346

(1) Digital operations and solutions include revenues of the Company's Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.
The Company attributes the revenues to regions based upon the location of its customers.

	Year ended December 31,
	2021	2020	2019
Revenues, net
United States	$964,059	$814,672	$817,878
Non-United States
United Kingdom	105,734	88,659	113,036
Rest of World	52,500	55,103	60,432
Total Non-United States	158,234	143,762	173,468
Revenues, net	$1,122,293	$958,434	$991,346

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets, were as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

	As of
	December 31, 2021	December 31, 2020
Long-lived assets
India	$79,604	$97,261
United States	50,095	46,659
Philippines	22,011	29,434
Rest of World	10,990	11,439
Long-lived assets	$162,700	$184,793
4. Revenues, net
Refer to Note 3 - Segment and Geographical Information to the consolidated financial statements for revenues disaggregated by reportable segments and geography.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	December 31, 2021	December 31, 2020
Accounts receivable, net	$194,232	$147,635
Contract assets	$2,524	$4,437
Contract liabilities
Deferred revenue (consideration received in advance)	$18,247	$30,450
Consideration received for process transition activities	$2,203	$2,774
Accounts receivable includes $93,336 and $63,995 as of December 31, 2021 and 2020, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
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
Revenue recognized during the years ended December 31, 2021 and 2020, which was included in the contract liabilities balance at the beginning of the respective periods:

	Year ended December 31,
	2021	2020
Deferred revenue (consideration received in advance)	$30,089	$10,949
Consideration received for process transition activities	$1,886	$1,424

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs		Contract Fulfillment Costs
	Year ended December 31,		Year ended December 31,
	2021	2020	2021	2020
Opening Balance	$1,027	$1,307	$5,631	$7,255
Additions	277	310	3,742	779
Amortization	(793)	(590)	(3,578)	(2,403)
Closing Balance	$511	$1,027	$5,795	$5,631
There was no impairment for contract acquisition and contract fulfillment costs as of December 31, 2021 and 2020. The capitalized costs are amortized over the expected period of benefit of the contract.
Allowance for expected credit losses
On January 1, 2020, the Company adopted ASC Topic 326, Financial Instruments-Credit Losses. Accounts receivable and contract assets are in the scope for which assessment is made. The Company evaluates the credit risk of its customers based on a combination of various financial and qualitative factors that may affect the ability of each customer to pay. The Company considered current and anticipated future economic conditions relating to the industries of the Company’s customers and the countries where it operates. In calculating expected credit loss, the Company also considered past payment trends, credit rating and other related credit information for its significant customers to estimate the probability of default in the future and estimates relating to the possible effects resulting from COVID-19. There was not a material impact on the provision for credit losses upon adoption of the Topic 326 guidance.
The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected losses is subject to significant judgment, including but not limited to changes in customers’ credit rating, and may cause variability in the Company’s allowance for credit losses in future periods.

	As of
	December 31, 2021	December 31, 2020
Accounts receivable, including unbilled receivables	$194,805	$148,824
Less: Allowance for expected credit loss	(573)	(1,189)
Accounts receivable, net	$194,232	$147,635
The movement in “Allowance for expected credit losses” on customer balances for the years ended December 31, 2021 and 2020 was as follows:

	Year ended December 31,
	2021	2020
Balance at the beginning of the year	$1,189	$1,163
Additions / (reductions) during the period	(496)	300
Reductions due to write-off of Accounts Receivables	(129)	(269)
Translation adjustment	9	(5)
Balance at the end of the year	$573	$1,189

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

5. Other Income, net

Other income, net consists of the following:

	Year ended December 31,
	2021	2020	2019
Gain on sale and mark-to-market of mutual funds and money market funds	$4,891	$9,615	$13,180
Interest and dividend income	2,726	2,501	2,184
Others, net	(844)	(51)	1,143
Other income, net	$6,773	$12,065	$16,507

6. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents (outstanding stock options, restricted stock and restricted stock units) issued and outstanding at the reporting date, and an assumed conversion premium of outstanding convertible notes, using the treasury stock method (as discussed further in the subsequent paragraph). Common stock equivalents and the conversion premium on outstanding convertible notes that are anti-dilutive are excluded from the computation of weighted average shares outstanding. The Company includes performance stock unit awards in dilutive potential common shares when they become contingently issuable and have a dilutive impact per authoritative guidance and excludes such awards when they are not contingently issuable.

Diluted weighted-average shares outstanding is affected by the treatment of the Company's 3.5% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The Company had a choice to settle the Notes in cash, shares or any combination of the two. The Company intended and had the ability to settle the principal balance of the Notes in cash, and as such, the Company applied the treasury stock method. The dilution related to the conversion premium, if any, of the Notes is included in the calculation of diluted weighted-average shares outstanding for the portion of the period until actual settlement and to the extent the issuance is dilutive based on the average stock price during the reporting period being greater than the conversion price of $75. During the third quarter of 2021, the Company settled the Notes by electing a combination of cash and shares of the Company’s common stock and as such included the count of shares issued on settlement in the calculation of basic earnings per share for the portion of the period outstanding. Refer to Note 17 - Borrowings to the consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2021	2020	2019
Numerators:
Net income	$114,758	$89,476	$67,659
Denominators:
Basic weighted average common shares outstanding	33,549,275	34,273,388	34,350,150
Dilutive effect of share based awards	408,693	254,717	382,533
Dilutive effect of conversion premium on the Notes	286,510	27,059	—
Diluted weighted average common shares outstanding	34,244,478	34,555,164	34,732,683
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$3.42	$2.61	$1.97
Diluted	$3.35	$2.59	$1.95
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	10,705	289,061	106,375

7. Cash, Cash Equivalents and Restricted Cash

For the purpose of statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$135,337	$218,530	$119,165
Restricted cash (current)	6,174	4,690	5,453
Restricted cash (non-current)	2,299	2,299	2,426
Cash, cash equivalents and restricted cash	$143,810	$225,519	$127,044

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
8. Property and Equipment, net
Property and equipment, net consists of the following:

		As of
	Estimated useful lives (Years)	December 31, 2021	December 31, 2020
Owned Assets:
Network equipment and computers	3-5	$116,023	$107,016
Software	3-5	101,884	99,708
Leasehold improvements	3-8	46,401	48,052
Office furniture and equipment	3-8	22,302	22,210
Motor vehicles	2-5	693	599
Buildings	30	1,070	1,089
Land	—	700	712
Capital work in progress	—	10,288	4,647
		299,361	284,033
Less: Accumulated depreciation and amortization		(213,699)	(191,629)
		$85,662	$92,404
Right-of-use assets under finance leases:*
Network equipment and computers		91	93
Leasehold improvements		1,229	817
Office furniture and equipment		787	255
Motor vehicles		578	688
		2,685	1,853
Less: Accumulated depreciation and amortization		(2,339)	(1,382)
		$346	$471
Property and equipment, net		$86,008	$92,875
*Depreciation on assets held under finance leases are computed using the straight-line method over the shorter of the asset's estimated useful lives or the lease term.
Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software, not yet ready to be placed in service.
During the years ended December 31, 2021 and 2020 there were no changes in estimated useful lives of property and equipment during the ordinary course of operations.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2021	2020	2019
Depreciation and amortization expense	$36,354	$36,050	$30,423
The effect of foreign exchange gain upon settlement of cash flow hedges recorded under depreciation and amortization, was as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Effect of foreign exchange gains	$524	$51	$212
Internally developed software costs, included under Software, was as follows:

	As of
	December 31, 2021	December 31, 2020
Cost	$19,289	$18,371
Less : Accumulated amortization	(10,226)	(5,998)
Internally developed software, net	$9,063	$12,373
The amortization expense on internally developed software recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2021	2020	2019
Amortization expense	$4,253	$4,894	$2,745

As of December 31, 2021 and 2020, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on undiscounted cash flows is subject to significant judgment and may cause variability in the Company’s assessment of the existence of any impairment.
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
9. Business Combinations, Goodwill and Intangible Assets

Clairvoyant AI Inc.

On December 16, 2021, the Company, through its wholly owned subsidiary ExlService.com, LLC (“Buyer”), completed the acquisition of Clairvoyant, a Delaware corporation, pursuant to an equity securities purchase agreement dated December 16, 2021 (the "Purchase Agreement"). The Company purchased 100% of the issued and outstanding equity securities in Clairvoyant.

Clairvoyant is a global technology consulting and services company that helps organizations in their business transformation by maximizing the value of data through actionable insights. It provides data engineering, analytics, machine learning, product engineering, and cloud-based solutions. The acquisition strengthens the Company’s capabilities by adding additional expertise in data engineering and cloud enablement, further supporting its clients in insurance, healthcare, banking and financial services, and retail.

The base purchase consideration payable at Closing was $80,080, excluding cash and cash equivalents acquired, debt and other estimated post-closing adjustments. As of December 31, 2021, of the total purchase consideration, the Company has paid

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
$76,831, net of cash and cash equivalents acquired. The Purchase Agreement also allows sellers the ability to earn up to $20,000 in earn-out payments, based on the achievement of certain performance goals by Clairvoyant during 2022 and 2023 calendar years. The earn-out has an estimated fair value of $9,000 and has been presented as contingent consideration under “Other non-current liabilities.” A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Purchase Agreement. To finance the acquisition at Closing, the Company utilized its revolving Credit Facility in the amount of $75,000 and paid the balance with available cash on hand.

The Company is in the process of finalizing the adjustments related to debt, working capital position and other post- closing adjustments, which, when determined, may result in the recognition of additional assets or liabilities as of the acquisition date, and shall accordingly lead to finalization of the purchase consideration.

The Company accounted for the business combination using the acquisition method of accounting. The measurement period will not exceed one year from the acquisition date.

Pursuant to the Company’s business combinations accounting policy, the aggregate purchase consideration for Clairvoyant was allocated to identifiable net tangible and intangible assets based upon their preliminary fair values. The excess of the estimated purchase consideration over fair value of identifiable net tangible and intangible assets was recorded as goodwill. In order to allocate the consideration transferred for Clairvoyant, the fair values of all identifiable assets and liabilities must be established. For accounting and financial reporting purposes, fair value is defined under ASC No. 820, Fair Value Measurement and Disclosure, as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.

The Company’s preliminary purchase price allocation to net tangible and intangible assets of Clairvoyant as of December 16, 2021 is as follows:

Assets:
Cash and cash equivalents	$5,606
Accounts receivable, net	9,042
Other current assets	352
Property and equipment, net	399
Intangible assets, net
Customer relationships	31,600
Developed technology	2,070
Trade names and trademarks	300
Non-compete agreements	300
Other assets	376
Total assets	$50,045

Liabilities:
Accounts payable	(1,241)
Accrued expenses and other current liabilities	(4,833)
Deferred tax liabilities	(9,383)
Other non-current liabilities	(238)
Total liabilities	(15,695)
Net assets acquired	34,350
Goodwill	55,225
Total purchase consideration*	$89,575

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
* Includes contingent consideration of $9,000 recognized at fair value.

The fair value of assets acquired and liabilities assumed from the acquisition of Clairvoyant is based on a preliminary valuation and, as such, the Company's estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized are related to direct and indirect taxes and reflect management’s best estimates and assumptions as of the reporting date.

The fair values of customer relationships were determined by using an “income approach,” specifically the Multi-Period Excess Earnings Method ("MPEEM"). The MPEEM is a specific application of the discounted cash flow method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting Contributory Asset Charges ("CAC"). The principle behind a CAC is that an intangible asset ‘rents’ or ‘leases’ from a hypothetical third party all the assets it requires to produce the cash flows resulting from its development, that each project rents only those assets it needs (including elements of goodwill) and not the ones that it does not need, and that each project pays the owner of the assets a fair return on (and of, when appropriate) the value of the rented assets. The customer relationship assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 7 years.

The fair values of the developed technology intangible assets were determined by using the "cost approach," specifically the replacement cost method. In the replacement cost approach, the fair value of an asset is based on the cost of a market participant to reconstruct a substitute asset of comparable utility, adjusted for any obsolescence. The fair value of the asset would include the seller’s expected profit margin in the market and any opportunity costs lost over the period to reconstruct the substitute asset. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 3 years.

The goodwill recognized represents the acquired capabilities, operating synergies and other benefits expected to result from combining the acquired operations with the Company’s existing operations. The amount of goodwill recognized from Clairvoyant’s acquisition is not deductible for tax purposes. The goodwill has been assigned to the Company’s Analytics reportable segment based upon the Company’s assessment of nature of services rendered by Clairvoyant.

Acquisition-related costs are being expensed as incurred and are included in general and administrative expenses in the consolidated statements of income. The Company recognized acquisition-related costs of $761 during the year ended December 31, 2021.

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The acquisition did not materially impact the Company's financial position, results of operations or cash flows, and therefore, the Company has not provided unaudited supplemental pro forma results.

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
The following table sets forth details of changes in goodwill by reportable segment of the Company:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

	Insurance	Healthcare	Emerging Business	Analytics	TT&L	F&A	All Other	Total
Balance at January 1, 2020	$38,276	$19,276	$—	$227,289	$12,457	$46,905	$5,326	$349,529
Goodwill reallocation(1)	12,192	2,693	49,803	—	(12,457)	(46,905)	(5,326)	—
Currency translation adjustments	31	(16)	(455)	(1)	—	—	—	(441)
Balance at December 31, 2020	$50,499	$21,953	$49,348	$227,288	$—	$—	$—	$349,088
Acquisition	—	—	—	55,225	—	—	—	55,225
Currency translation adjustments	(71)	(11)	(328)	(1)	—	—	—	(411)
Balance at December 31, 2021	$50,428	$21,942	$49,020	$282,512	$—	$—	$—	$403,902
(1) Includes effects of reallocation of goodwill because of the Company reorganizing its operating segments as described in Note 3 - Segment and Geographical Information to the consolidated financial statements.
During the fourth quarter of 2021, the Company performed its annual goodwill quantitative impairment test for those reporting units that had goodwill recorded. Key assumptions used in determining the fair value of the Company’s reporting units were, a long-term revenue growth rate in the terminal year of 3.0%, which was based upon expected long-term inflation rate and real gross domestic product growth over a long-term, and discount rates ranging from 12.0% to 12.1%, which vary based upon the risks and uncertainties inherent in each individual reporting unit. Based on the results, the fair value of each of the Company’s reporting units exceeded their carrying value and the Company’s goodwill was not impaired. During the fourth quarter of 2020, the Company performed its annual goodwill impairment test, as it has done this year, and also concluded goodwill was not impaired.
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
•Offering the full suite of the Company's services that includes digital operations and solutions and data and analytics; and
•Supporting the Company's clients’ geographic expansion leveraging its global footprint.
The Company also considers selective strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of its services and solutions, and complement its business strategy. Through its various Partnership programs, the Company expands its technology and innovation ecosystem with select partnerships, alliances or investments that the Company expects will enhance go-to-market opportunities and expand the scope and effectiveness of the Company’s services and solutions by adding digital assets and intellectual property, which will help the Company to win new clients or allowing it to enter new industry verticals and geographic markets.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
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
Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$103,016	$(33,018)	$69,998
Developed technology	25,040	(15,850)	9,190
Trade names and trademarks	1,700	(1,006)	694
Non-compete agreements	300	—	300
	$130,056	$(49,874)	$80,182
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$130,956	$(49,874)	$81,082

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$73,357	$(27,464)	$45,893
Developed technology	23,510	(11,858)	11,652
Trade names and trademarks	5,100	(3,951)	1,149
	$101,967	$(43,273)	$58,694
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$102,867	$(43,273)	$59,594
The amortization expense recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2021	2020	2019
Amortization expense	$12,778	$14,412	$21,558
The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	6.5
Developed technologies	2.1
Trade names and trademarks (Finite lived)	2.4
Non-compete agreements	4.0

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2021 was as follows:
2022	$17,004
2023	14,468
2024	11,966
2025	10,539
2026	10,195
2027 and thereafter	16,010
Total	$80,182

10. Other Current Assets
Other current assets consist of the following:

	As of
	December 31, 2021	December 31, 2020
Receivables from statutory authorities	$18,023	$15,658
Derivative instruments	8,682	9,755
Advances to suppliers	1,464	3,906
Deferred contract fulfillment costs	1,483	2,888
Contract assets	1,319	1,814
Interest accrued on term deposits	892	169
Others	2,146	2,919
Other current assets	$34,009	$37,109

11. Other Assets
Other assets consist of the following:

	As of
	December 31, 2021	December 31, 2020
Lease deposits	$9,649	$9,788
Deposits with statutory authorities	6,417	6,341
Derivative instruments	6,307	6,933
Deferred contract fulfillment costs	4,312	2,743
Contract assets	1,205	2,623
Receivable from Statutory authorities	222	754
Term deposits	186	216
Others	2,071	2,701
Other assets	$30,369	$32,099

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	December 31, 2021	December 31, 2020
Accrued expenses	$44,405	$39,951
Payable to statutory authorities	13,902	10,594
Accrued capital expenditures	7,404	7,857
Client liabilities	6,097	4,740
Derivative instruments	1,852	435
Interest payable	252	1,399
Finance lease liabilities	141	229
Other current liabilities	1,071	1,205
Accrued expenses and other current liabilities	$75,124	$66,410

13. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	December 31, 2021	December 31, 2020
Retirement benefits	$9,604	$8,940
Contingent consideration	9,000	—
Derivative instruments	1,785	29
Deferred transition revenue	995	924
Unrecognized tax benefits	1,068	907
Finance lease liabilities	229	281
Accrued capital expenditures	—	3,486
Others	120	3,568
Other non-current liabilities	$22,801	$18,135

14. Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges and net investment hedges in accordance with ASC 815. Cumulative changes in the fair values of these foreign currency exchange contracts are recognized in AOCI on the Company's consolidated balance sheets. Upon settlement of foreign exchange contracts designated as cash flow hedges, fair value changes are reclassified from AOCI to net income, whereas such fair value changes related to net investment hedges are included in net income when a foreign operation is disposed or partially disposed. The balances as of December 31, 2021 and 2020 are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

	Accumulated Other Comprehensive Income/(Loss)
	Foreign currency translation loss	Unrealized gain on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2020	$(87,591)	$4,098	$(1,399)	$(84,892)
Gains / (losses) recognized during the year	(540)	12,665	(2,401)	9,724
Reclassification to net income (1)	—	(801)	394	(407)
Income tax effects (2)	1,946	(2,163)	808	591
Accumulated other comprehensive income/(loss) as of December 31, 2020	$(86,185)	$13,799	$(2,598)	$(74,984)
Gains / (losses) recognized during the year	(11,134)	4,663	(558)	(7,029)
Losses on net investment hedges	(1,134)	—	—	(1,134)
Reclassification to net income (1)	—	(9,264)	709	(8,555)
Income tax effects (2)	3,016	(778)	(10)	2,228
Accumulated other comprehensive income/(loss) as of December 31, 2021	$(95,437)	$8,420	$(2,457)	$(89,474)

1.Refer to Note 16 - Derivatives and Hedge Accounting and Note 19 - Employee Benefit Plans to the consolidated financial statements for reclassification to net income.

2.These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation gains / (losses). Refer to Note 21 - Income Taxes to the consolidated financial statements.

15. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of December 31, 2021 and 2020.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents (money market funds)*	$5,374	$—	$—	$5,374
Mutual funds**	$127,551	$—	$—	$127,551
Derivative financial instruments	$—	$14,989	$—	$14,989
Total	$132,925	$14,989	$—	$147,914
Liabilities
Derivative financial instruments	$—	$3,637	$—	$3,637
Contingent consideration	$—	$—	$9,000	$9,000
Total	$—	$3,637	$9,000	$12,637

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents (money market funds)*	$13,463	$—	$—	$13,463
Mutual funds**	$160,441	$—	$—	$160,441
Derivative financial instruments	$—	$16,688	$—	$16,688
Total	$173,904	$16,688	$—	$190,592
Liabilities
Derivative financial instruments	$—	$464	$—	$464
Total	$—	$464	$—	$464

* Represents money market funds which are carried at the fair value option under ASC 825 "Financial Instruments".

** Represents those short-term investments which are carried at the fair value option under ASC 825 "Financial Instruments".

Derivative Financial Instruments: The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer to Note 16 - Derivatives and Hedge Accounting to the consolidated financial statements for further details.

Fair value of Contingent Consideration: The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for its acquisition of Clairvoyant. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by Clairvoyant during 2022 and 2023 calendar years. The Company estimated the fair value of the contingent consideration to be $9,000, based on Monte Carlo simulation model and scenario-based method.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
Financial instruments not carried at fair value:

The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents (except investments in money market funds, as disclosed above), short-term investments (except investments in mutual funds, as disclosed above), restricted cash, accrued interest on term deposits, accrued capital expenditures, accrued expenses and interest payable on borrowings for which fair values approximate their carrying amounts due to their short-term nature. The carrying value of the Company’s outstanding revolving credit facility approximates its fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.
Convertible Senior Notes:

The Company settled the Notes during the year ended December 31, 2021. Refer to Note 17 - Borrowings to the consolidated financial statements for further details.

The total estimated fair value of the Notes as of December 31, 2020 was $152,384. The fair value was determined based on market yields for similar convertible notes as of December 31, 2020. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited inputs available for its fair valuation.
Nonrecurring fair value measurements of assets:

Nonrecurring fair value measurements include impairment tests of goodwill conducted by the Company during the years ended December 31, 2021 and 2020. The fair value determination of the Company's reporting units was based on a combination of the income approach, using DCF model, which are Level 3 inputs, and also the market approach, as applicable, using market multiples for reporting units, which are Level 2 inputs. During the years ended December 31, 2021 and 2020, the Company did not recognize any impairment charges on goodwill as the fair values of the reporting units exceeded their carrying value. Refer to Note 9 - Business Combinations, Goodwill and Intangible Assets to the consolidated financial statements for further details.

During the year ended December 31, 2019, the Company conducted impairment tests of its long-lived assets and ROU assets related to its Health Integrated business. The fair value determination for ROU assets was based on third party quotes, which are Level 2 inputs, and for other long-lived assets, it was based on Company’s internal assessment, which are Level 3 inputs. During the year ended December 31, 2019, the Company recognized impairment charges on long-lived assets and ROU assets to write down the carrying value to their fair values. Refer to Note 8 - Property and Equipment, net and Note 20 - Leases to the consolidated financial statements for further details.

16. Derivatives and Hedge Accounting
The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $514,580 as of December 31, 2021 and $451,935 as of December 31, 2020.
Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss), net of tax, until the hedged transactions occurs. The resultant foreign exchange gain/(loss) upon settlement of these cash flow hedges is recorded along with the underlying hedged item in the same line of consolidated statements of income as a part of “Cost of revenues,” “General and administrative expenses,” “Selling and marketing expenses,” and “Depreciation and amortization expense,” as applicable.
The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. For hedging positions that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related amounts recorded in equity are reclassified to earnings.
The Company estimates that approximately $7,345 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges, could be reclassified into earnings within the next twelve months based

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
on exchange rates prevailing as of December 31, 2021. At December 31, 2021, the maximum outstanding term of the cash flow hedges was 42 months.
The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in the foreign exchange gain/ (loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the U.K. pound sterling (GBP) and the Philippine peso. The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro (EUR), South African ZAR, the Australian dollar (AUD) and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to USD 134,612, GBP 6,763, EUR 1,343 and COP 2,541,902 as of December 31, 2021 and USD 143,394, GBP 6,753, EUR 2,447 and COP 8,287,950 as of December 31, 2020.
The Company uses forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investments in foreign subsidiaries. Gains and losses on these net investment hedges are recognized in AOCI as part of foreign currency translation adjustments.
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
The following tables set forth the fair value of the foreign currency exchange contracts and their location on the consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	December 31, 2021	December 31, 2020
Other current assets	$8,669	$9,740
Other assets	$6,307	$6,933
Accrued expenses and other current liabilities	$1,324	$176
Other non-current liabilities	$1,785	$29

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	December 31, 2021	December 31, 2020
Other current assets	$13	$15
Accrued expenses and other current liabilities	$528	$259

The following tables set forth the effect of foreign currency exchange contracts on the consolidated statements of income and accumulated other comprehensive income/(loss) for the years ended December 31, 2021, 2020 and 2019.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

	Year ended December 31,
Forward Exchange Contracts:	2021	2020	2019
Unrealized gain recognized in AOCI
Derivatives in cash flow hedging relationships	$4,663	$12,665	$8,773

Gain recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$196	$3,686	$3,208
Location and amount of gain/(loss) recognized in consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments:

	Year ended December 31,
	2021		2020		2019
	As per consolidated statements of income	Gain on foreign currency exchange contracts	As per consolidated statements of income	Gain/(loss) on foreign currency exchange contracts	As per consolidated statements of income	Gain on foreign currency exchange contracts
Cash flow hedging relationships
Location in consolidated statements of income where gain/(loss) was reclassed from AOCI

Cost of revenues	$690,934	$7,785	$623,936	$1,008	$655,490	$3,269
General and administrative expenses	$142,040	$948	$113,891	$(161)	$126,909	$424
Selling and marketing expenses	$84,306	$53	$60,123	$(5)	$71,842	$46
Depreciation and amortization expense	$49,132	$478	$50,462	$(41)	$51,981	$212
Total before tax		$9,264		$801		$3,951
Income tax benefit/(expense) relating to above		$(1,530)		$500		$(1,173)
Net of tax		$7,734		$1,301		$2,778

Derivatives not designated as hedging instruments
Location in consolidated statements of income where gain was recognized

Foreign exchange gain, net	$4,313	$196	$4,432	$3,686	$3,752	$3,208
	$4,313	$196	$4,432	$3,686	$3,752	$3,208
Effect of net investment hedges on accumulated other comprehensive income/(loss):

	Year ended December 31,
	Amount of loss recognized in AOCI
Net investment hedging relationships	2021	2020	2019
Foreign exchange contracts	$1,134	$—	$—

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
17. Borrowings
The following tables summarizes the Company’s debt position as of December 31, 2021 and 2020.

	As of December 31, 2021		As of December 31, 2020
	Revolving Credit Facility	Total	Revolving Credit Facility	Notes	Total
Current portion of long-term borrowings	$260,016	$260,016	$25,000	$—	$25,000

Long-term borrowings	$—	$—	$64,000	$150,000	$214,000
Unamortized debt discount	—	—	—	(11,236)	(11,236)
Unamortized debt issuance costs*	—	—	—	(803)	(803)
Long-term borrowings	$—	$—	$64,000	$137,961	$201,961
Total borrowings	$260,016	$260,016	$89,000	$137,961	$226,961
*Unamortized debt issuance costs for the Company’s revolving Credit Facility of $232 and $490 as of December 31, 2021 and 2020, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.
Credit Agreement
On November 21, 2017, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into a Credit Agreement with certain lenders, and Citibank, N.A. as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a $200,000 revolving credit facility (the “Credit Facility”) with an option to increase the commitments by up to $100,000, subject to certain approvals and conditions as set forth in the Credit Agreement. The Credit Agreement also includes a letter of credit sub facility. The Credit Facility has a maturity date of November 21, 2022 and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including permitted acquisitions. On July 2, 2018, the Company exercised its option under the Credit Agreement to increase the commitments by $100,000 thereby utilizing the entire revolver under the Credit Facility of $300,000 to fund the Company’s July 2018 acquisition of SCIO.
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
The revolving Credit Facility carried an effective interest rate as shown below.

	Year ended December 31,
	2021	2020	2019
Effective Interest Rate	1.7%	2.3%	4.0%
Obligations under the Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and its material domestic subsidiaries. The Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement contains a covenant to not permit the interest coverage ratio (the ratio of EBITDA to cash interest expense) or the total net leverage ratio (total funded indebtedness, less unrestricted domestic cash and cash equivalents not to exceed $50,000 to EBITDA) for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.5 to 1.0 or more

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
than 3.0 to 1.0, respectively. As of December 31, 2021, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.
The Company entered into a second amendment and a third amendment (the “Amendments”) to its Credit Agreement, as amended, among the Company, as borrower, with certain lenders, and Citibank, N.A. as Administrative Agent to, among other things, permit the issuance by the Company of the convertible notes, and settlement upon maturity or conversion thereof, in accordance with the Investment Agreement, the indenture dated as of October 4, 2018 and the other documents entered into in connection therewith and the change in definition of restricted payments in connection with the Company’s share-buyback plan.
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
The Notes carried an effective interest rate as shown below:

	Year ended December 31,
	2021	2020	2019
Effective Interest Rate	3.6%	3.6%	3.6%

On August 27, 2021, the Company entered into a Payoff and Termination Agreement (the “Payoff and Termination Agreement”) with the Purchaser, pursuant to which the Company prepaid and settled its outstanding obligations under the Notes for an aggregate consideration of $236,742, excluding accrued and unpaid interest under the Notes calculated through, and including, August 26, 2021, in the form of a combination of cash and shares of the Company’s common stock. As a result, the Company made a cash payment of $200,000 to the Purchaser and satisfied the remainder of the obligation under the Notes by issuing to the Purchaser 310,394 shares of the Company’s common stock calculated at $118.37 per share based on a 20-day volume weighted average price ending on, and including, August 26, 2021. The Company satisfied the cash payment obligation under the Payoff and Termination Agreement by drawing $200,000 from its existing revolving Credit Facility, and the Company’s common stock was issued from its existing treasury shares. Refer to Note 18 - Capital Structure to the consolidated financial statements for further details.

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

Immediately prior to the settlement of the Notes, the carrying amount of the debt component of the Notes, net of unamortized debt discount and issuance costs, was $139,897. During the year ended December 31, 2021, the Company recognized a loss on settlement of the Notes of $12,845, representing the difference between the fair value of the consideration allocated to the debt component and the carrying value of the debt component immediately before settlement, and is presented as “Loss on settlement of convertible notes,” in the Company’s consolidated statements of income.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized interest expense and amortization of debt discount on the Notes as below:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Interest expense on the Notes	$3,442	$5,250	$5,206
Amortization of debt discount on the Notes	$1,795	$2,616	$2,472

Expected payments for all of the Company's borrowings as of December 31, 2021 were as follows:

	Revolving Credit Facility	Interest payments
2022	$260,016	$2,510
Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of December 31, 2021 and 2020, the Company had outstanding letters of credit of $461, each, that were not recognized in the consolidated balance sheets.
18. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
The Company purchased shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Twelve months ended December 31, 2021	31,309	$2,752	$87.90
Twelve months ended December 31, 2020	28,052	$2,131	$75.96
Twelve months ended December 31, 2019	23,859	$1,490	$62.47
On December 16, 2019, the Company’s Board of Directors authorized a $200,000 common stock repurchase program beginning January 1, 2020 through December 31, 2022 (the “2019 Repurchase Program”).
On October 5, 2021, the Company’s Board of Directors authorized a $300,000 common stock repurchase program beginning January 1, 2022 (the “2022 Repurchase Program”), and terminated the 2019 Repurchase Program on December 31, 2021.
Under the 2022 Repurchase Program and 2019 Repurchase Program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management.

The Company purchased shares of its common stock, including commissions, under repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Twelve months ended December 31, 2021	1,087,325	$115,605	$106.32
Twelve months ended December 31, 2020	1,085,153	$77,818	$71.71
Twelve months ended December 31, 2019	643,486	$39,874	$61.96

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
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
Dividends
The Company has not paid or declared any cash dividends on its common stock during the years ended December 31, 2021, 2020 and 2019. The Company’s line of credit with a bank could restrict, the Company’s ability to declare or make any dividends or similar distributions.
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
The benefit obligation has been measured as of December 31, 2021. The following table sets forth the activity and the funded status of the Gratuity Plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:
Change in projected benefit obligation, was as follows:

	2021	2020
Projected benefit obligation as of January 1	$20,466	$15,311
Service cost	3,512	2,706
Interest cost	929	964
Benefits paid	(1,844)	(878)
Acquisition adjustments	209	—
Actuarial loss*	539	2,425
Effect of exchange rate changes	(540)	(62)
Projected benefit obligation as of December 31	$23,271	$20,466
Unfunded amount-non-current	$9,604	$8,940
Unfunded amount-current	62	14
Total accrued liability	$9,666	$8,954
Accumulated benefit obligation	$14,794	$12,490

Accumulated benefit obligation in excess of plan assets	$1,189	$978
*During the year ended December 31, 2021, actuarial loss was driven by experience adjustments on present value of benefit obligations offset by changes in actuarial assumptions. During the year ended December 31, 2020, actuarial loss was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
Components of net periodic benefit costs, were as follows:

	Year ended December 31,
	2021	2020	2019
Service cost	$3,512	$2,706	$1,953
Interest cost	929	964	875
Expected return on plan assets	(796)	(636)	(568)
Amortization of actuarial (gain)/loss, gross of tax	709	394	(159)
Net gratuity cost	$4,354	$3,428	$2,101

Income tax effects on amortization of actuarial (gain)/loss	(204)	(127)	16
Amortization of actuarial (gain)/loss, net of tax	$505	$267	$(143)
The components of actuarial gain/(loss) on retirement benefits included in accumulated other comprehensive income/(loss), excluding tax effects, were as follows:

	As of December 31,
	2021	2020	2019
Net actuarial loss	$(3,624)	$(3,772)	$(1,762)
Net prior service cost	(12)	(15)	(18)
Accumulated other comprehensive income/(loss), excluding tax effects	$(3,636)	$(3,787)	$(1,780)
The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	December 31,
	2021	2020	2019
Discount rate	5.6%	4.6%	6.5%
Rate of increase in compensation levels	7.6%	7.1%	6.0%
Expected long-term rate of return on plan assets per annum	6.8%	7.0%	7.5%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

Expected benefit payments during the year ending December 31,
2022	$3,165
2023	$2,979
2024	$2,738
2025	$2,464
2026	$2,162
2027 to 2031	$8,006
The India Plan is partially funded whereas the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund of the India Plan established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
and interest is declared retrospectively on March 31 of each year. The Company earned a return of approximately 6.7% per annum on the India Plan for the year ended December 31, 2021.

Change in Plan Assets
Plan assets at January 1, 2020	$8,784
Actual return	661
Employer contribution	3,099
Benefits paid*	(869)
Effect of exchange rate changes	(163)
Plan assets at December 31, 2020	$11,512
Actual return	777
Employer contribution	3,361
Benefits paid*	(1,835)
Effect of exchange rate changes	(210)
Plan assets at December 31, 2021	$13,605
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
The Company's accrual for contributions to the 401(k) Plans were as follows:

	Year ended December 31,
	2021	2020	2019
Contribution to the 401(k) Plans	$3,693	$3,577	$3,617
The Company's contribution for various defined benefit plans on behalf of employees in India, the Philippines, the Czech Republic, South Africa, Canada, Colombia, Australia and Singapore were as follows:

	Year ended December 31,
	2021	2020	2019
Contribution to the defined benefit plans	$16,340	$11,332	$10,614
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
The Company had performed an evaluation of its contracts with suppliers in accordance with Topic 842, Leases, and had determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease. In assessment of the lease term, the Company considers the extension option as part of its lease term for those lease arrangements where the Company is reasonably certain of availing the extension option. As part of the Company’s effort to moderate the impact of COVID-19, the Company continued to evaluate its office facilities to determine where it can exit, consolidate, or otherwise optimize its use of office space. During the years ended December 31, 2021 and 2020, the Company changed the lease term for certain of its leases and recognized the resultant amount of the remeasurement of the lease liability as an adjustment to the ROU assets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
The impact of COVID-19 on the economic environment is uncertain and has caused variability in the determination of the incremental borrowing rate and extension option, which have an impact on measurement of lease liabilities and ROU assets.
Supplemental balance sheet information

	As of
	December 31, 2021	December 31, 2020
Operating Lease
Operating lease right-of-use assets	$76,692	$91,918

Operating lease liabilities – Current	$18,487	$18,894
Operating lease liabilities – Non-current	68,506	84,874
Total operating lease liabilities	$86,993	$103,768

Finance Lease
Property and equipment, gross	$2,685	$1,853
Accumulated depreciation	(2,339)	(1,382)
Property and equipment, net	$346	$471

Finance lease liabilities – Current	$141	$229
Finance lease liabilities – Non-current	229	281
Total finance lease liabilities	$370	$510
Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.
The components of lease cost, which are included in the Company's consolidated statements of income, are as follows:

Lease cost	Year ended December 31, 2021	Year ended December 31, 2020
Finance lease:
Amortization of right-of-use assets	$188	$235
Interest on lease liabilities	63	81
	$251	$316
Operating lease(a)	26,326	27,146
Variable lease costs	7,621	8,496
	$33,947	$35,642
Total lease cost	$34,198	$35,958
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
Supplemental cash flow and other information related to leases are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$25,674	$26,589
Operating cash outflows for finance leases	$63	$81
Financing cash outflows for finance leases	$201	$249
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,547	$18,765
Right-of-use assets obtained in exchange for new finance lease liabilities	$71	$45
Weighted-average remaining lease term (in years)
Finance lease	2.1 years	1.8 years
Operating lease	5.8 years	6.3 years
Weighted-average discount rate
Finance lease	14.5%	10.5%
Operating lease	7.2%	7.4%
The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.
During the years ended December 31, 2021 and 2020, the Company modified certain of its operating leases resulting in a reduction of its lease liabilities by $2,917 and $3,143 respectively, with a corresponding reduction in ROU assets.
As of December 31, 2021, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
During the years ended December 31, 2021 and 2020, the Company recognized nil impairment on ROU assets. During the year ended December 31, 2019, the Company recognized an impairment charge on ROU assets related to its Health Integrated business of $1,449, to write down the carrying value of operating lease right-of-use assets to its fair value. This impairment charge was recorded in the consolidated statements of income under “Impairment and restructuring charges.”
Maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
2022	$24,020	$185
2023	22,666	147
2024	17,745	72
2025	10,741	34
2026	8,395	17
2027 and thereafter	25,198	—
Total lease payments	$108,765	$455
Less: Imputed interest	21,772	85
Present value of lease liabilities	$86,993	$370

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
Maturities of lease liabilities as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases
2021	$25,829	$262
2022	24,316	194
2023	22,066	114
2024	17,084	36
2025	9,749	11
2026 and thereafter	34,334	—
Total lease payments	$133,378	$617
Less: Imputed interest	29,610	107
Present value of lease liabilities	$103,768	$510
21. Income Taxes
The components of income/(loss) before income taxes consist of the following:

	Year ended December 31,
	2021	2020	2019
Domestic	$43,759	$30,893	$(16,685)
Foreign	102,802	84,436	99,785
	$146,561	$115,329	$83,100
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
	2021	2020	2019
Current provision:
Domestic	$18,532	$7,946	$10,823
Foreign	33,644	14,983	16,694
	$52,176	$22,929	$27,517
Deferred provision/(benefit):
Domestic	$(15,954)	$1,343	$(13,912)
Foreign	(4,372)	1,354	1,567
	$(20,326)	$2,697	$(12,345)
Income tax expense	$31,850	$25,626	$15,172

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
Income taxes (deferred) recognized in AOCI were as follows:

	Year ended December 31,
	2021	2020	2019
Deferred taxes benefit / (expense) recognized on:
Unrealized gain on cash flow hedges	$(2,308)	$(1,663)	$(1,564)
Reclassification adjustment for cash flow hedges	1,530	(500)	1,173
Retirement benefits (incl. effects of tax rate changes)	194	935	312
Reclassification adjustment for retirement benefits	(204)	(127)	16
Foreign currency translation gain/(loss)	3,016	1,946	(644)
Total income tax benefit / (expense) recognized in AOCI	$2,228	$591	$(707)
The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	Year ended December 31,
	2021	2020	2019
Expected tax expense	$30,777	$24,219	$17,451
Impact of tax holiday	—	(757)	(5,920)
Foreign tax rate differential	1,127	(1,991)	1,660
Deferred tax provision	350	2,888	3,026
Unrecognized tax benefits and interest	161	6	174
State taxes, net of Federal taxes	4,968	3,242	2,137
Non-deductible expenses	3,165	1,467	1,329
Excess tax benefit on stock-based compensation	(3,651)	(2,378)	(2,306)
Research and development credits	(1,727)	(918)	(1,650)
Prior period items	(931)	(182)	(143)
Benefit on settlement of convertible notes	(2,411)	—	—
Others	22	30	(586)
Tax expense	$31,850	$25,626	$15,172

The effective tax rate decreased from 22.2% during the year ended December 31, 2020 to 21.7% during the year ended December 31, 2021. The Company recorded income tax expense of $31,850 and $25,626 for the years ended December 31, 2021 and 2020, respectively. The increase in income tax expense was primarily as a result of higher profit during the year ended December 31, 2021, compared to the year ended December 31, 2020, increase in state taxes and increase in non-deductible expense during the year ended December 31, 2021, partially offset by (i) the recording of higher excess tax benefits related to stock awards of $3,651 pursuant to ASU No. 2016-09 during the year ended December 31, 2021, compared to $2,378 during the year ended December 31, 2020, and (ii) the recording of a one-time deferred tax benefit of $2,411 on settlement of the Notes during the year ended December 31, 2021.

During the year 2018, the Company made an election to change the tax status of most of its controlled foreign corporations (“CFC”) to disregarded entities for U.S. income tax purposes. As a result, the Company no longer has undistributed earnings in connection with these CFCs. The Transition Tax resulted in previously taxed income (“PTI”) which may be subject to withholding taxes and currency gains or losses upon repatriation. The Company periodically evaluates opportunities to repatriate PTI held by its foreign subsidiaries to fund its operations in the United States and other geographies, and as and when it decides to repatriate such PTI, it may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. The Company has adopted an accounting policy to treat Global Intangible Low-Taxed Income (“GILTI”) as a period cost.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
During the year ended December 31, 2021, the Company repatriated to the United States $66,000 (net of $3,494 withholding taxes) from India and $42,500 (net of $7,494 withholding taxes) from the Philippines. As of December 31, 2021, the Company’s deferred tax assets includes $10,988 of withholding taxes associated with these distributions. These distributions do not constitute a change in the Company’s permanent reinvestment assertion. The Company bases its decision to continue to indefinitely reinvest earnings in India and the Philippines on its estimate of the working capital required to support its operations in these geographies and periodically reviews its capital initiatives to support and expand the Company’s global operations, as well as whether there exists an economically viable rate of return on its investments made in India and the Philippines as compared to those made in the United States.
The Company has benefitted from a corporate tax holiday in the Philippines for our operations centers established there over the last several years. The tax holiday expired for few of the Company’s operations centers in the last few years and will expire for other operations centers by year 2022, which may lead to an increase in the Company’s overall tax rate. Following the expiry of the tax exemption, income generated from operations centers in the Philippines will be taxed at the prevailing annual tax rate, which is currently 5.0% on gross income.
The diluted earnings per share effect of the tax holiday is nil, $0.02 and $0.17 for the years ended December 31, 2021, 2020 and 2019, respectively.
The components of the deferred tax balances as of December 31, 2021 and 2020 are as follows:

	As of
	December 31, 2021	December 31, 2020
Deferred tax assets:
Tax credit carryforward	$16,236	$—
Depreciation and amortization expense	10,722	9,710
Stock-based compensation	10,760	9,383
Accrued employee costs and other expenses	13,264	12,208
Net operating loss carryforwards	2,057	2,042
Unrealized exchange loss	408	391
Deferred rent	4,454	4,782
Others	642	281
	$58,543	$38,797
Valuation allowance	(188)	(188)
Deferred tax assets	$58,355	$38,609

Deferred tax liabilities:
Unrealized exchange gain	$5,840	$2,668
Intangible assets	28,119	19,720
Unamortized discount on convertible notes	—	2,753
Others	3,957	6,566
Deferred tax liabilities	$37,916	$31,707
Net deferred tax assets	$20,439	$6,902
Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. As of December 31, 2021 and 2020, the Company performed an analysis of the deferred tax asset valuation allowance for its net operating loss carryforwards for its domestic and foreign entities. Based on this analysis, the Company continues to carry a valuation allowance of $188 on the deferred tax assets on certain net operating loss carryforwards, as of December 31, 2021 and 2020.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
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
The following table summarizes the activity related to the unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Balance as of January 1	$907	$1,047	$804
Decreases/(increases) related to prior year tax positions	(12)	—	69
Decreases related to prior year tax positions	—	(324)	(156)
Increases related to current year tax positions	173	184	330
Balance as of December 31	$1,068	$907	$1,047
The unrecognized tax benefits as of December 31, 2021 of $1,068, if recognized, would impact the effective tax rate.
As of December 31, 2021 and 2020, the Company has not accrued interest and penalties relating to unrecognized tax benefits.
22. Stock Based Compensation
On June 15, 2018, at the Company’s 2018 Annual Meeting of Stockholders, the Company's stockholders approved the 2018 Omnibus Incentive Plan, which among other things, reserves 3,175,000 shares of the Company’s common stock for grants of awards under the 2018 Omnibus Incentive Plan. As of December 31, 2021, the Company had 1,777,687 shares available for grant under the 2018 Omnibus Incentive Plan (includes 120,440 shares against vested performance-based restricted stock units for which the underlying common stock was issued subsequent to December 31, 2021).
Under the 2018 Omnibus Incentive Plan, the Compensation Committee (the “Committee”) may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance based compensation awards (including cash bonus awards and market condition based awards) or any combination of the foregoing.
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
The following costs by nature of function related to the Company’s stock-based compensation plan are included in the consolidated statements of income:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Cost of revenues	$7,871	$6,300	$5,895
General and administrative expenses	16,396	11,009	10,012
Selling and marketing expenses	14,354	10,926	10,163
Total	$38,621	$28,235	$26,070

Income tax benefit related to share-based compensation, including excess tax benefits	$9,424	$8,330	$7,986
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
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	31,265	$25.43	$1,866	1.9
Granted	—	—	—	—
Exercised	(28,172)	25.19	2,475	—
Forfeited	—	—	—	—
Outstanding at December 31, 2021	3,093	$27.62	$362	2.0
Vested and exercisable at December 31, 2021	3,093	$27.62	$362	2.0
The unrecognized compensation cost for unvested options as of December 31, 2021 was $nil. The Company did not grant any options during the years ended December 31, 2021, 2020 and 2019. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $2,475, $3,488 and $3,187, respectively.
The following table summarizes the status of the Company’s stock options outstanding, vested and exercisable at December 31, 2021:

	Options Outstanding, Vested and Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price
$25.01 to $28.00	3,093	$27.62

	Year ended December 31,
	2021	2020	2019
Cash received from options exercised during the year	$710	$1,501	$986

Restricted Stock Units

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
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
Any cash or in-kind dividends paid with respect to unvested shares of restricted stock units are withheld by the Company and paid to the holder of such shares of restricted stock, without interest, only if and when such shares of restricted stock units vest. Any unvested shares of restricted stock units are immediately forfeited without consideration upon the termination of holder’s employment with the Company or its affiliates. Accordingly, the Company’s unvested restricted stock units do not include non-forfeitable rights to dividends or dividend equivalents and are therefore not considered as participating securities for purposes of earnings per share calculations pursuant to the two-class method.
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted- Average Fair Value
Outstanding at December 31, 2020**	903,666	$67.84
Granted	550,690	91.23
Vested*	(372,519)	64.01
Forfeited	(99,650)	75.68
Outstanding at December 31, 2021**	982,187	$81.61
* Includes 18,904 and 14,368 restricted stock units vested during the years ended December 31, 2021 and 2020, respectively, for which the underlying common stock is yet to be issued.
** As of December 31, 2021 and 2020, restricted stock units vested for which the underlying common stock is yet to be issued are 162,481 and 181,638, respectively.
The fair value of restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2021, unrecognized compensation cost of $57,897 is expected to be expensed over a weighted average period of 2.5 years.
The weighted-average fair value of restricted stock units granted was as follows:

	Year ended December 31,
	2021	2020	2019
Weighted-average fair value	$91.23	$76.99	$64.29

The total grant date fair value of restricted stock units vested was as follows:

	Year ended December 31,
	2021	2020	2019
Total grant date fair value	$23,845	$20,072	$22,084
Performance Based Stock Awards
Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. Generally the grants provide that 50% of the PRSUs cliff vest at the end of a three-year period based on an aggregated revenue target for a three year period (“PUs”). The remaining 50% is based on a market condition that is contingent on the Company's meeting the total shareholder return relative to a group of peer companies specified under the

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
program measured over a three-year performance period. During the year ended December 31, 2021, the Company granted PRSUs that cliff vest at the end of a three year period based only on a market condition stated above. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets. However, the features of the equity incentive compensation program are subject to change by the Compensation Committee of our Board of Directors.
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
The fair value of each MU granted to employees is estimated on the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2021	2020	2019
Dividend yield	—	—	—
Expected life (years)	2.9	2.9	2.9
Risk free interest rate for expected life	0.53%	3.85%	2.46%
Volatility for expected life	65.24%	34.30%	20.52%

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2020	105,891	$72.33	105,869	$97.84
Granted	—	—	121,180	119.80
Adjustment upon final determination of level of performance goal achievement*	(15,134)	64.33	45,189	92.13
Vested	(30,062)	64.33	(90,378)	92.13
Forfeited	(1,831)	78.34	(9,818)	116.50
Outstanding at December 31, 2021	58,864	$78.29	172,042	$113.74
* Represents adjustment of shares vested in respect of PUs and MUs granted in February 2019 upon achievement of the performance targets for such awards for which the underlying common stock was issued subsequent to December 31, 2021.
As of December 31, 2021, unrecognized compensation cost of $12,964 is expected to be expensed over a weighted average period of 1.7 years.
The impact of COVID-19 on the economic environment is uncertain and has caused variability in the estimation of number of performance based restricted stock units that will eventually vest and the related compensation cost to be recognized in the consolidated statements of income.

23. Impairment and Restructuring Charges

In March 2020, the Company completed the wind down of the operations of the Health Integrated business, which was reported within the former Healthcare reportable segment. The Healthcare reportable segment was based on segment reporting structure that existed prior to the Company's transition to new segment reporting structure effective January 1, 2020, which resulted in certain changes to its reportable segments. During the year ended December 31, 2019, in connection with the wind down process, the Company recorded pre-tax costs in the consolidated statements of income under “Impairment and restructuring charges,” and paid for the wind down during the years ended December 31, 2020 and 2019.

24. Related Party Disclosures
On October 1, 2018, the Company entered into the Investment Agreement with the Purchaser relating to the issuance to the Purchaser of $150,000 aggregate principal amount of the Notes. In connection with the investment, Vikram S. Pandit, Chairman and CEO of The Orogen Group LLC (an affiliate of the Purchaser), was appointed to Company’s Board of Directors. The Company settled the Notes on August 27, 2021. Refer to Note 17 - Borrowings to the consolidated financial statements for further details.
The principal amount outstanding for the Notes was $150,000 as of December 31, 2020, and interest accrued of $1,313 as of December 31, 2020, related to the Investment Agreement.
The following transactions with the Purchaser were recognized by the Company in connection with the Notes:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)

	Year ended December 31
	2021	2020	2019
Repayment of Notes in cash	$200,000	$—	$—
Issuance of shares of the Company's common stock	$36,742	$—	$—
Interest expense on the Notes	$3,442	$5,250	$5,206

25. Commitments and Contingencies
Capital Commitments
At December 31, 2021 and 2020, the Company had committed to spend approximately $8,100 and $6,100 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in consolidated balance sheets as “Capital work in progress” under “Property and equipment, net.”
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
Contingencies
Transfer pricing regulations generally require that any controlled intercompany transactions involving related entities be at an arm’s-length price. Accordingly, the Company determines the appropriate transfer prices for transactions among its related entities on the basis of a detailed functional and economic analysis involving benchmarking against transactions among unrelated entities. Tax authorities have jurisdiction to review transfer pricing results, and in the event that they determine that the transfer price applied was not appropriate, the Company may incur additional tax, interest and penalties. The Company is currently involved in transfer pricing disputes with Indian tax authorities regarding transactions with some of its related entities. In addition, the Company and a U.S. subsidiary are engaged in tax litigation with Indian tax authorities regarding a permanent establishment matter.
The aggregate amount demanded by Indian tax authorities (net of advance payments) from the Company related to its transfer pricing and other corporate tax issues for tax years 2003 to 2019 and its permanent establishment issues for tax years 2003 to 2006 as of December 31, 2021 and 2020 is $34,276 and $16,748, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,954 and $8,120, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,172 and $6,307 as of December 31, 2021 and 2020, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,782 and $1,813 as of December 31, 2021 and 2020, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2021
(In thousands, except share and per share amounts)
India’s Value Added Tax ("VAT") regime ended in June 2017 and was replaced by the current Goods and Service Tax regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT tax demands for tax years 2015 and 2017 in the amount $6,387. Beginning in the first quarter of 2020, the GST authorities began to reject the Company’s GST refunds in the amount of $3,322, and additional refunds may be denied. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no reserve has been provided as of December 31, 2021.
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