Form 10-Q
period 2022-03-31
ExlService Holdings, Inc.
filed 2022-04-28
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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

As of April 26, 2022, there were 33,286,190 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

	As of
	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$106,540	$135,337
Short-term investments	162,694	178,538
Restricted cash	6,274	6,174
Accounts receivable, net	239,279	194,232
Prepaid expenses	20,118	14,655
Advance income tax, net	9,336	15,199
Other current assets	28,377	34,009
Total current assets	572,618	578,144
Property and equipment, net	85,610	86,008
Operating lease right-of-use assets	75,147	76,692
Restricted cash	2,255	2,299
Deferred tax assets, net	22,447	21,404
Intangible assets, net	76,578	81,082
Goodwill	404,561	403,902
Other assets	32,215	30,369
Investment in equity affiliate	3,118	3,004
Total assets	$1,274,549	$1,282,904
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,796	$5,647
Current portion of long-term borrowings	35,000	260,016
Deferred revenue	22,571	20,000
Accrued employee costs	52,276	114,285
Accrued expenses and other current liabilities	86,911	76,350
Current portion of operating lease liabilities	19,308	18,487
Income taxes payable, net	1,259	901
Total current liabilities	222,121	495,686
Long-term borrowings, less current portion	260,000	—
Operating lease liabilities, less current portion	66,173	68,506
Income taxes payable	1,790	1,790
Deferred tax liabilities, net	928	965
Other non-current liabilities	23,196	22,801
Total liabilities	574,208	589,748
Commitments and contingencies (Refer to Note 23)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,794,154 shares issued and 33,328,744 shares outstanding as of March 31, 2022 and 39,508,340 shares issued and 33,291,482 shares outstanding as of December 31, 2021	40	40

Additional paid-in capital	406,966	395,742
Retained earnings	792,315	756,137
Accumulated other comprehensive income/(loss)	(98,306)	(89,474)
Total including shares held in treasury	1,101,015	1,062,445
Less: 6,465,410 shares as of March 31, 2022 and 6,216,858 shares as of December 31, 2021, held in treasury, at cost	(400,674)	(369,289)
Stockholders’ equity	700,341	693,156

Total equity	700,341	693,156
Total liabilities and stockholders’ equity	$1,274,549	$1,282,904

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

	Three months ended March 31,
	2022	2021
Revenues, net	$329,208	$261,415
Cost of revenues (1)	207,516	158,821
Gross profit (1)	121,692	102,594
Operating expenses:
General and administrative expenses	39,945	30,703
Selling and marketing expenses	24,170	18,235
Depreciation and amortization expense	13,602	12,101
Total operating expenses	77,717	61,039
Income from operations	43,975	41,555
Foreign exchange gain, net	1,756	434
Interest expense	(876)	(2,474)
Other income, net	2,411	1,410
Income before income tax expense and earnings from equity affiliates	47,266	40,925
Income tax expense	11,202	8,958
Income before earnings from equity affiliates	36,064	31,967
Gain/(loss) from equity-method investment	114	(36)
Net income attributable to ExlService Holdings, Inc. stockholders	$36,178	$31,931
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.08	$0.95
Diluted	$1.07	$0.93
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	33,442,038	33,734,118
Diluted	33,894,868	34,318,318

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2022	2021
Net income	$36,178	$31,931
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	(517)	568
Foreign currency translation loss	(7,445)	(1,911)
Reclassification adjustments
Gain on cash flow hedges(1)	(1,989)	(2,829)
Retirement benefits(2)	155	179
Income tax effects relating to above(3)	964	224
Total other comprehensive income/(loss)	$(8,832)	$(3,769)
Total comprehensive income	$27,346	$28,162

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

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended March 31, 2022 and 2021
(In thousands, except share count)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2022	39,508,340	$40	$395,742	$756,137	$(89,474)	(6,216,858)	$(369,289)	$693,156
Stock issued against stock-based compensation plans	285,814	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,224	—	—	—	—	11,224
Acquisition of treasury stock	—	—	—	—	—	(248,552)	(31,385)	(31,385)
Other comprehensive loss	—	—	—	—	(8,832)	—	—	(8,832)
Net income	—	—	—	36,178	—	—	—	36,178
Balance as of March 31, 2022	39,794,154	$40	$406,966	$792,315	$(98,306)	(6,465,410)	$(400,674)	$700,341

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2021	38,968,052	$39	$420,976	$641,379	$(74,984)	(5,408,618)	$(268,238)	$719,172
Stock issued against stock-based compensation plans	305,937	—	74	—	—	—	—	74
Stock-based compensation	—	—	7,832	—	—	—	—	7,832
Acquisition of treasury stock	—	—	—	—	—	(338,482)	(29,015)	(29,015)
Other comprehensive loss	—	—	—	—	(3,769)	—	—	(3,769)
Net income	—	—	—	31,931	—	—	—	31,931
Balance as of March 31, 2021	39,273,989	$39	$428,882	$673,310	$(78,753)	(5,747,100)	$(297,253)	$726,225
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$36,178	$31,931
Adjustments to reconcile net income to net cash (used for)/provided by operating activities:
Depreciation and amortization expense	13,669	12,266
Stock-based compensation expense	11,224	7,832
Amortization of operating lease right-of-use assets	6,043	6,761
Unrealized gain on short term investments	(384)	(1,103)
Unrealized foreign currency exchange gain, net	(3,165)	(1,139)
Deferred income tax benefit	(193)	(2,695)
Allowance for expected credit losses	34	48
(Gain)/loss from equity-method investment	(114)	36
Amortization of non-cash interest expense related to convertible senior notes	—	673
Others, net	819	216
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(45,659)	(11,818)
Prepaid expenses and other current assets	(1,116)	(21)
Advance income tax, net	6,185	9,057
Other assets	(2,924)	1,268
Accounts payable	(808)	1,902
Deferred revenue	3,707	(17,986)
Accrued employee costs	(60,008)	(23,611)
Accrued expenses and other liabilities	15,647	8,456
Operating lease liabilities	(6,005)	(6,868)
Net cash (used for)/provided by operating activities	(26,870)	15,205

Cash flows from investing activities:
Purchases of property and equipment	(16,101)	(12,680)
Proceeds from sale of property and equipment	63	129
Business acquisition (net of cash and cash equivalents acquired)	(1,367)	—
Purchases of investments	(36,804)	(18,835)
Proceeds from redemption of investments	49,515	5,357
Net cash used for investing activities	(4,694)	(26,029)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(39)	(57)
Proceeds from borrowings	35,000	25,000
Repayments of borrowings	—	(25,000)
Acquisition of treasury stock	(31,385)	(29,015)
Proceeds from exercise of stock options	—	75
Net cash provided by/(used for) financing activities	3,576	(28,997)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(753)	(984)
Net decrease in cash, cash equivalents and restricted cash	(28,741)	(40,805)
Cash, cash equivalents and restricted cash at the beginning of the period	143,810	225,519
Cash, cash equivalents and restricted cash at the end of the period	$115,069	$184,714

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,277	$610
Income taxes, net of refunds	$5,404	$2,415
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under finance lease	$50	$10
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(In thousands, except per share amount and share count)
1. Organization

ExlService Holdings, Inc. (“ExlService Holdings”) is organized as a corporation under the laws of the state of Delaware. ExlService Holdings, together with its subsidiaries and affiliates (collectively, the “Company”), is a leading data analytics and digital operations and solutions company that partners with clients to improve business outcomes and unlock growth. By bringing together deep domain expertise with robust data, powerful analytics, cloud, artificial intelligence and machine learning, the Company creates agile, scalable solutions and executes complex operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media, and retail, among others. The Company’s data-led value creation framework enables better and faster decision making, leveraging its end-to-end data and analytics capabilities to drive improved business outcomes, and re-designing of operating models to integrate advanced technology into operational workflows. The Company embeds digital operations and solutions into clients’ businesses and introduces its data led approach to transform operations. Accordingly, as the Company’s operations management services are now a part of its digital operations and solutions, they are referred to as “digital operations and solutions” herein; however, the Company has not changed the way in which it manages its business or its operating segments or segment reporting structure.

The Company’s clients are located principally in the United States of America (“U.S.”) and the United Kingdom (“U.K.”).
2. Summary of Significant Accounting Policies
(a) Basis of Preparation and Principles of Consolidation

The unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
(b) Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the unaudited consolidated financial statements include, but are not limited to, estimates of the fair value of the identifiable intangible assets and contingent consideration, purchase price allocation, including revenue projections and discount rate applied within the discounted cash flow model for business acquisitions, allowance for expected credit losses, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, assumptions used to calculate stock-based compensation expense, assumptions used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate amortization of ROU, depreciation and amortization periods, and recoverability of long-lived assets, goodwill and intangibles.

(c) Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and London Inter-Bank Offered Rate (“LIBOR”). The ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In October 2021, FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides guidance in Topic 805 to require the acquirer entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The ASU is effective for fiscal years beginning after December 15, 2022. An entity may early adopt the ASU including adoption in an interim period, with retrospective application to all business combinations within the fiscal year that includes such interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3. Segment and Geographical Information

The Company is a provider of data analytics and digital operations and solutions.

The Company manages and reports financial information through its four reportable segments: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management reviews financial information and makes operating decisions. These business units develop client-specific solutions, build capabilities, maintain a unified go-to-market approach and are integrally responsible for service delivery, customer satisfaction, growth and profitability.

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

The December 2021 acquisition of Clairvoyant AI Inc. (“Clairvoyant”) is included in the Analytics reportable segment. Refer to Note 9 - Business Combination, Goodwill and Intangible Assets to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

Revenues and cost of revenues for the three months ended March 31, 2022 and 2021, respectively, for each of the reportable segments, are as follows:

	Three months ended March 31, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$103,266	$26,156	$50,747	$149,039	$329,208
Cost of revenues(1)	65,082	17,651	29,213	95,570	207,516
Gross profit(1)	$38,184	$8,505	$21,534	$53,469	$121,692
Operating expenses					77,717
Foreign exchange gain, interest expense and other income, net					3,291
Income tax expense					11,202
Gain from equity-method investment					114
Net income					$36,178

(1) Exclusive of depreciation and amortization expense.

	Three months ended March 31, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$91,160	$30,265	$37,668	$102,322	$261,415
Cost of revenues(1)	56,093	17,391	20,844	64,493	158,821
Gross profit(1)	$35,067	$12,874	$16,824	$37,829	$102,594
Operating expenses					61,039
Foreign exchange gain, interest expense and other income, net					(630)
Income tax expense					8,958
Loss from equity-method investment					36
Net income					$31,931

(1) Exclusive of depreciation and amortization expense.

Revenues, net by service type, were as follows:

	Three months ended March 31,
	2022	2021
Digital operations and solutions(1)	$180,169	$159,093
Analytics services	149,039	102,322
Revenues, net	$329,208	$261,415

(1)Digital operations and solutions include revenues of the Company's Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

The Company attributes the revenues to regions based upon the location of its customers.

	Three months ended March 31,
	2022	2021
Revenues, net
United States	$282,379	$224,368
Non-United States
United Kingdom	32,773	24,751
Rest of World	14,056	12,296
Total Non-United States	46,829	37,047
Revenues, net	$329,208	$261,415

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	March 31, 2022	December 31, 2021

Long-lived assets
India	$72,793	$79,604
United States	52,856	50,095
Philippines	23,760	22,011
Rest of World	11,348	10,990
Long-lived assets	$160,757	$162,700

4. Revenues, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	March 31, 2022	December 31, 2021

Accounts receivable, net	$239,279	$194,232
Contract assets	$2,150	$2,524
Contract liabilities:
Deferred revenue (consideration received in advance)	$19,765	$18,247
Consideration received for process transition activities	$3,138	$2,203

Accounts receivable includes $123,123 and $93,336 as of March 31, 2022 and December 31, 2021, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

Contract assets represent upfront payments such as deal signing discounts or deal signing bonuses made to customers. These costs are amortized over the expected period of the benefit and are recorded as an adjustment to transaction price and reduced from revenues. The Company’s assessment did not indicate any impairment losses on its contract assets for the periods presented.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

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

Revenue recognized during the three months ended March 31, 2022 and 2021, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended March 31,
	2022	2021
Deferred revenue (consideration received in advance)	$9,564	$23,621
Consideration received for process transition activities	$366	$679
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs			Contract Fulfillment Costs
	Quarter Ended		Year Ended	Quarter Ended		Year Ended
	March 31, 2022	March 31, 2021	December 31, 2021	March 31, 2022	March 31, 2021	December 31, 2021

Opening Balance	$511	$1,027	$1,027	$5,795	$5,631	$5,631
Additions	547	—	277	2,177	6	3,742
Amortization	(131)	(242)	(793)	(537)	(1,218)	(3,578)
Closing Balance	$927	$785	$511	$7,435	$4,419	$5,795

There was no impairment for contract acquisition and contract fulfillment costs as of March 31, 2022 and December 31, 2021. The capitalized costs are amortized over the expected period of benefit of the contract.

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

	As of
	March 31, 2022	December 31, 2021

Accounts receivable, including unbilled receivables	$239,867	$194,805
Less: Allowance for expected credit losses	(588)	(573)
Accounts receivable, net	$239,279	$194,232

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

The movement in “Allowance for expected credit losses” on customer balances was as follows:

	Three months ended		Year ended
	March 31, 2022	March 31, 2021	December 31, 2021

Balance at the beginning of the period	$573	$1,189	$1,189
Additions / (reductions) during the period	172	50	(496)
Reductions due to write-off of Accounts Receivables	(158)	(60)	(129)
Translation adjustment	1	4	9
Balance at the end of the period	$588	$1,183	$573
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

In 2021, diluted weighted-average shares outstanding was affected by the treatment of the Company's 3.5% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The Company had a choice to settle the Notes in cash, shares or any combination of the two. The Company had the ability to settle the principal balance of the Notes in cash, and as such, the Company applied the treasury stock method. The dilution related to the conversion premium, if any, of the Notes is included in the calculation of diluted weighted-average shares outstanding for the portion of the period until actual settlement and to the extent the issuance is dilutive based on the average stock price during the reporting period being greater than the conversion price of $75. During the third quarter of 2021, the Company settled the Notes by electing a combination of cash and shares of the Company’s common stock and as such included the count of shares issued on settlement in the calculation of basic earnings per share for the portion of the period outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2022	2021
Numerators:
Net income	$36,178	$31,931
Denominators:
Basic weighted average common shares outstanding	33,442,038	33,734,118
Dilutive effect of share based awards	452,830	342,993
Dilutive effect of conversion premium on the Notes	—	241,207
Diluted weighted average common shares outstanding	33,894,868	34,318,318
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$1.08	$0.95
Diluted	$1.07	$0.93
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	1,082	—

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

6. Cash, Cash Equivalents and Restricted Cash

For the purposes of the unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	March 31, 2022	March 31, 2021	December 31, 2021
Cash and cash equivalents	$106,540	$177,121	$135,337
Restricted cash (current)	6,274	5,295	6,174
Restricted cash (non-current)	2,255	2,298	2,299
Cash, cash equivalents and restricted cash	$115,069	$184,714	$143,810
7. Other Income, net
Other income, net consists of the following:

	Three months ended March 31,
	2022	2021
Gain on sale and mark-to-market of mutual funds and money market funds	$1,236	$1,103
Interest and dividend income	1,370	602
Others, net	(195)	(295)
Other income, net	$2,411	$1,410

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	March 31, 2022	December 31, 2021

Owned Assets:
Network equipment and computers	3-5	$122,887	$116,023
Software	3-5	106,947	101,884
Leasehold improvements	3-8	45,853	46,401
Office furniture and equipment	3-8	22,003	22,302
Motor vehicles	2-5	681	693
Buildings	30	1,049	1,070
Land	—	687	700
Capital work in progress	—	5,812	10,288
		305,919	299,361
Less: Accumulated depreciation and amortization		(220,662)	(213,699)
		$85,257	$85,662
Right-of-use assets under finance leases:*
Network equipment and computers		$90	$91
Leasehold improvements		1,105	1,229
Office furniture and equipment		711	787
Motor vehicles		583	578
		2,489	2,685
Less: Accumulated depreciation and amortization		(2,136)	(2,339)
		$353	$346
Property and equipment, net		$85,610	$86,008

*Depreciation on assets held under finance leases are computed using the straight-line method over the shorter of the assets estimated useful lives or the lease term.

Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.

During the three months ended March 31, 2022, there were no changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2022	2021
Depreciation and amortization expense	$9,116	$8,740

The effect of foreign exchange gain upon settlement of cash flow hedges recorded under depreciation and amortization, was as follows:

	Three months ended March 31,
	2022	2021
Effect of foreign exchange gain	$67	$165

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

Internally developed software costs, included under Software, was as follows:

	As of
	March 31, 2022	December 31, 2021

Cost	$25,977	$19,289
Less : Accumulated amortization	(11,265)	(10,226)
Internally developed software, net	$14,712	$9,063

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31
	2022	2021
Amortization expense	$1,033	$1,024

As of March 31, 2022 and December 31, 2021, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on undiscounted cash flows is subject to significant judgment and may cause variability in the Company’s assessment of the existence of any impairment.

9. Business Combination, Goodwill and Intangible Assets
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

The base purchase consideration payable at Closing was $80,080, excluding cash and cash equivalents acquired, debt and other estimated post-closing adjustments. As of March 31, 2022 and December 31, 2021, of the total purchase consideration, the Company has paid $78,198 and $76,831, respectively, net of cash and cash equivalents acquired. The Purchase Agreement also allows sellers the ability to earn up to $20,000 in earn-out payments, based on the achievement of certain performance goals by Clairvoyant during 2022 and 2023 calendar years. The earn-out has an estimated fair value of $9,000 and has been presented as contingent consideration under “Other non-current liabilities” and “Accrued expenses and other current liabilities,” as applicable, as of March 31, 2022 and December 31, 2021 in the consolidated balance sheets. A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Purchase Agreement. To finance the acquisition at Closing, the Company utilized its revolving Credit Facility in the amount of $75,000 and paid the balance with available cash on hand.

The Company accounted for the business combination using the acquisition method of accounting. The measurement period will not exceed one year from the acquisition date.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

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

The Company’s preliminary purchase price allocation to net tangible and intangible assets of Clairvoyant as of December 16, 2021 was as follows:

Assets:
Cash and cash equivalents	$5,606
Accounts receivable, net	9,042
Other current assets	352
Property and equipment, net	399
Intangible assets, net
Customer relationships	31,600
Developed technology	2,070
Trade names and trademarks	300
Non-compete agreements	300
Other assets	216
Total assets	$49,885

Liabilities:
Accounts payable	$(1,241)
Accrued expenses and other current liabilities	(4,833)
Deferred tax liabilities	(9,383)
Other non-current liabilities	(1,226)
Total liabilities	(16,683)
Net assets acquired	33,202
Goodwill	56,373
Total purchase consideration*	$89,575

* Includes contingent consideration of $9,000 recognized at fair value.

The fair value of assets acquired and liabilities assumed from the acquisition of Clairvoyant is based on a preliminary valuation and, as such, the Company's estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized are related to post-closing working capital and debt adjustments and reflect management’s best estimates and assumptions as of the reporting date.

During the three months ended March 31, 2022, the Company recognized measurement period adjustments, which led to increase in goodwill in an amount of $1,148. The adjustments related to measurement of favorable lease intangibles of $160 included under “other assets” and reserves for various tax matters of $988 included under “other current liabilities.”

The fair values of customer relationships were determined by using an “income approach,” specifically the Multi-Period Excess Earnings Method. The customer relationship assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 7 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

The fair values of the developed technology intangible assets were determined by using the “cost approach,” specifically the replacement cost method. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 3 years.

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

Acquisition-related costs are being expensed as incurred and are included in general and administrative expenses in the consolidated statements of income. The Company recognized acquisition-related costs of $134 and $761 during the three months ended and year ended March 31, 2022 and December 31, 2021, respectively.

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The acquisition did not materially impact the Company's financial position, results of operations or cash flows, and therefore, the Company has not provided supplemental pro forma results.

Goodwill

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance at January 1, 2022	$50,428	$21,942	$49,020	$282,512	$403,902
Measurement period adjustments	—	—	—	1,148	1,148
Currency translation adjustments	(116)	(12)	(361)	—	(489)
Balance at March 31, 2022	$50,312	$21,930	$48,659	$283,660	$404,561

    During the fourth quarter of 2021, the Company performed its annual impairment test of goodwill for those reporting units that had goodwill recorded. Based on the results, the fair values of each of the Company’s reporting units exceeded their carrying value and the goodwill was not impaired.

As of March 31, 2022, the Company evaluated the continuing effects of COVID-19 and its impact on the global economy on each of the Company’s reporting units to assess whether there was a triggering event during the quarter requiring the Company to perform a goodwill impairment test. The Company considered certain improvements in current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance in the first quarter and business forecasts for the remainder of the year, stock price movements and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the annual impairment test performed during the fourth quarter of 2021. The Company did not identify any triggers or indications of potential impairment for its reporting units as of March 31, 2022.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$98,266	$(31,360)	$66,906
Developed technology	24,998	(17,119)	7,879
Trade names and trademarks	1,700	(1,085)	615
Non-compete agreements	300	(22)	278
	$125,264	$(49,586)	$75,678
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$126,164	$(49,586)	$76,578

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$103,016	$(33,018)	$69,998
Developed technology	25,040	(15,850)	9,190
Trade names and trademarks	1,700	(1,006)	694
Non-compete agreements	300	—	300
	$130,056	$(49,874)	$80,182
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$130,956	$(49,874)	$81,082

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2022	2021
Amortization expense	$4,486	$3,361

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	6.2
Developed technology	1.8
Trade names and trademarks (Finite lived)	2.2
Non-compete agreements	3.7

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

Estimated future amortization expense related to finite-lived intangible assets as of March 31, 2022 was as follows:
2022 (April 1 - December 31)	$12,514
2023	14,464
2024	11,962
2025	10,534
2026	10,193
2027 and thereafter	16,011
Total	$75,678
10. Other Current Assets
Other current assets consist of the following:

	As of
	March 31, 2022	December 31, 2021

Receivables from statutory authorities	$14,509	$18,023
Derivative instruments	7,399	8,682
Advances to suppliers	991	1,464
Deferred contract fulfillment costs	1,587	1,483
Contract assets	1,140	1,319
Interest accrued on term deposits	665	892
Others	2,086	2,146
Other current assets	$28,377	$34,009
11. Other Assets
Other assets consist of the following:

	As of
	March 31, 2022	December 31, 2021

Lease deposits	$9,772	$9,649
Deposits with statutory authorities	7,277	6,417
Deferred contract fulfillment costs	5,848	4,312
Derivative instruments	5,531	6,307
Contract assets	1,010	1,205
Receivable from Statutory authorities	223	222
Term deposits	184	186
Others	2,370	2,071
Other assets	$32,215	$30,369

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2022	December 31, 2021

Accrued expenses	$45,626	$44,405
Payable to statutory authorities	28,077	13,902
Client liabilities	6,183	6,097
Accrued capital expenditures	1,891	8,630
Derivative instruments	1,774	1,852
Interest payable	272	252
Finance lease liabilities	137	141
Other current liabilities	2,951	1,071
Accrued expenses and other current liabilities	$86,911	$76,350
13. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	March 31, 2022	December 31, 2021

Retirement benefits	$10,518	$9,604
Contingent consideration	6,600	9,000
Deferred transition revenue	2,069	995
Derivative instruments	1,613	1,785
Unrecognized tax benefits	2,056	1,068
Finance lease liabilities	237	229
Others	103	120
Other non-current liabilities	$23,196	$22,801

14. Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges and net investment hedges in accordance with ASC 815. Cumulative changes in the fair values of these foreign currency exchange contracts are recognized in AOCI on the Company's unaudited consolidated balance sheets. Upon settlement of foreign exchange contracts designated as cash flow hedges, fair value changes are reclassified from AOCI to net income, whereas such fair value changes related to net investment hedges are included in net income when a foreign operation is disposed or partially disposed. The balances as of March 31, 2022 and 2021 are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

	Accumulated Other Comprehensive Income/(Loss)
	Foreign currency translation loss	Unrealized gain on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2022	$(95,437)	$8,420	$(2,457)	$(89,474)
Losses recognized during the period	(7,445)	(517)	—	(7,962)
Reclassification to net income (1)	—	(1,989)	155	(1,834)
Income tax effects (2)	499	512	(47)	964
Accumulated other comprehensive income/(loss) as of March 31, 2022	$(102,383)	$6,426	$(2,349)	$(98,306)

Balance as of January 1, 2021	$(86,185)	$13,799	$(2,598)	$(74,984)
Gains / (losses) recognized during the period	(1,911)	568	—	(1,343)
Reclassification to net income (1)	—	(2,829)	179	(2,650)
Income tax effects (2)	284	(9)	(51)	224
Accumulated other comprehensive income/(loss) as of March 31, 2021	$(87,812)	$11,529	$(2,470)	$(78,753)

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of March 31, 2022 and December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of March 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents (money market funds)*	$137	$—	$—	$137
Mutual funds**	109,438	—	—	109,438
Derivative financial instruments	—	12,930	—	12,930
Total	$109,575	$12,930	$—	$122,505
Liabilities
Derivative financial instruments	$—	$3,387	$—	$3,387
Contingent consideration***	—	—	9,000	9,000
Total	$—	$3,387	$9,000	$12,387

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash and cash equivalents (money market funds)*	$5,374	$—	$—	$5,374
Mutual funds**	127,551	—	—	127,551
Derivative financial instruments	—	14,989	—	14,989
Total	$132,925	$14,989	$—	$147,914
Liabilities
Derivative financial instruments	$—	$3,637	$—	$3,637
Contingent consideration***	—	—	9,000	9,000
Total	$—	$3,637	$9,000	$12,637

* Represents money market funds which are carried at the fair value option under ASC 825 “Financial Instruments”.

** Represents those short-term investments which are carried at the fair value option under ASC 825 “Financial Instruments”.

*** Contingent consideration is presented under “Accrued Expenses and Other Current Liabilities” and “Other Non-Current Liabilities,” as applicable, in the consolidated balance sheets.

Derivative Financial Instruments:
The Company’s derivative financial instruments consist of foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

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
16. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $566,940 as of March 31, 2022 and $514,580 as of December 31, 2021.

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

The Company estimates that approximately $5,443 of derivative gains, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges, could be reclassified into earnings within the next twelve months based on exchange rates prevailing as of March 31, 2022. At March 31, 2022, the maximum outstanding term of the cash flow hedges was approximately 39 months.

The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the U.K. pound sterling (GBP) and the Philippine peso. The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro (EUR), South African ZAR, the Australian dollar (AUD) and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to USD 163,442, GBP 7,948 and EUR 1,630 as of March 31, 2022 and USD 134,612, GBP 6,763, EUR 1,343 and COP 2,541,902 as of December 31, 2021.

The Company uses forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investments in foreign subsidiaries. Gains and losses on these net investment hedges are recognized in AOCI as part of foreign currency translation adjustments.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

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

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	March 31, 2022	December 31, 2021
Other current assets	$7,198	$8,669
Other assets	$5,531	$6,307
Accrued expenses and other current liabilities	$1,755	$1,324
Other non-current liabilities	$1,613	$1,785

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	March 31, 2022	December 31, 2021
Other current assets	$201	$13
Accrued expenses and other current liabilities	$19	$528

The following tables set forth the effect of foreign currency exchange contracts on accumulated other comprehensive income/(loss) and the unaudited consolidated statements of income for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
Forward Exchange Contracts:	2022	2021
Unrealized gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$(517)	$568
Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(899)	$215

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended March 31,
	2022		2021
	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain was reclassed from AOCI

Cost of revenues	$207,516	$1,583	$158,821	$2,424
General and administrative expenses	$39,945	294	$30,703	252
Selling and marketing expenses	$24,170	14	$18,235	13
Depreciation and amortization expense	$13,602	98	$12,101	140
Total before tax		1,989		2,829
Income tax expense relating to above		(515)		(389)
Net of tax		$1,474		$2,440

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,756	$(899)	$434	$215
	$1,756	$(899)	$434	$215
17. Borrowings

The following tables summarizes the Company’s debt position as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
	Revolving Credit Facility	Total	Revolving Credit Facility	Total
Current portion of long-term borrowings	$35,000	$35,000	$260,016	$260,016

Long-term borrowings	$260,000	$260,000	$—	$—
Total borrowings	$295,000	$295,000	$260,016	$260,016
Unamortized debt issuance costs for the Company’s revolving Credit Facility of $198 and $232 as of March 31, 2022 and December 31, 2021, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

Credit Agreement
The Company held a $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”), dated as of November 21, 2017 with certain lenders and Citibank N.A. as Administrative Agent (the “Credit Facility”). The Credit Facility had a maturity date of November 21, 2022 and was voluntarily pre-payable from time to time without premium or penalty. On April 18, 2022, the Company entered into an Amendment and Restatement Agreement with Citibank, N.A. as Administrative Agent and certain lenders (the “2022 Credit Agreement”). Refer to Note 24 – Subsequent Events to the unaudited consolidated financial statements.

The Credit Facility carried an effective interest rate as shown below:

	Three months ended March 31
	2022	2021
Effective Interest Rate	1.3%	2.0%

As of March 31, 2022 and December 31, 2021, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.

Convertible Senior Notes

On October 1, 2018, the Company entered into an investment agreement (the “Investment Agreement”) with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150,000, in an aggregate principal amount (the “Notes”). The Notes carried interest at a rate of 3.5% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. The Notes were convertible at an initial conversion rate of 13.3333 shares of the common stock per one thousand dollar principal amount of the Notes (which represented an initial conversion price of approximately $75 per share). The Company had the option to redeem the principal amount of the Notes, at its option, if the closing sale price of the common stock exceeded 150% of the then-current conversion price for 20 or more trading days in the 30 consecutive trading day period preceding the Company’s exercise of this redemption right (including the trading day immediately prior to the date of the notice of redemption).

On August 27, 2021, the Company entered into a Payoff and Termination Agreement with the Purchaser, pursuant to which the Company prepaid and settled its outstanding obligations under the Notes, by electing a combination of cash and shares of the Company’s common stock. During the three months ended March 31, 2021, the Company recognized interest expense and amortization of debt discount of $1,986 on the Notes.

Expected payments for all of the Company's borrowings as of March 31, 2022 were as follows:

	Revolving Credit Facility	Interest Payments
2022 (April 1 - December 31)	$35,000	$2,723
2023	—	3,362
2024	—	3,362
2025	—	3,362
2026	—	3,362
2027 and thereafter	260,000	419
Total	$295,000	$16,590
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of March 31, 2022 and December 31, 2021, the Company had outstanding letters of credit of $461, each, that were not recognized in the consolidated balance sheets.

18. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

The Company purchased shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended March 31, 2022	27,219	$3,191	$117.23
Three months ended March 31, 2021	25,450	$2,015	$79.18

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

The Company purchased shares of its common stock, including commissions, under repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended March 31, 2022	221,333	$28,194	$127.38
Three months ended March 31, 2021	313,032	$27,000	$86.25

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

Components of net periodic benefit costs, were as follows:

	Three months ended March 31,
	2022	2021
Service cost	$990	$889
Interest cost	323	235
Expected return on plan assets	(228)	(201)
Amortization of actuarial loss, gross of tax	155	179
Net gratuity cost	$1,240	$1,102

Income tax effects on amortization of actuarial loss	(47)	(51)
Amortization of actuarial loss, net of tax	$108	$128

The India Plan is partially funded whereas the Philippines plan is unfunded. The Company makes annual contributions to the employees' gratuity fund of the India Plan established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company expects to earn a return of approximately 7.2% per annum on the India Plan for the year ended December 31, 2022.

Change in Plan Assets
Plan assets at January 1, 2022	$13,605
Actual return	224
Employer contribution	—
Benefits paid	(420)
Effect of exchange rate changes	(260)
Plan assets at March 31, 2022	$13,149

The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined contribution plan. The Company may make discretionary contributions of up to a maximum of 4.0% of employee compensation within certain limits.

The Company's accrual for contributions to the 401(k) Plans were as follows:

	Three months ended March 31,
	2022	2021
Contribution to the 401(k) Plans	$2,017	$1,299

The Company's contribution for various defined benefit plans on behalf of employees in India, the Philippines, the Czech Republic, South Africa, Colombia, Australia and Singapore were as follows:

	Three months ended March 31,
	2022	2021
Contributions to the defined benefit plans	$4,213	$3,294
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

The Company had performed an evaluation of its contracts with suppliers in accordance with Topic 842, Leases, and had determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease. In assessment of the lease term, the Company considers the extension option as part of its lease term for those lease arrangements where the Company is reasonably certain of availing the extension option. As part of the Company’s effort to moderate the impact of COVID-19, the Company continued to evaluate its office facilities to determine where it can exit, consolidate, or otherwise optimize its use of office space. The Company recognizes changes to the lease term by remeasuring lease liabilities as of the date of such modification with the resultant adjustment to the ROU assets.

The impact of COVID-19 on the economic environment is uncertain and has caused variability in the determination of the incremental borrowing rate and extension option, which have an impact on measurement of lease liabilities and ROU assets.

Supplemental balance sheet information

	As of
	March 31, 2022	December 31, 2021

Operating Lease
Operating lease right-of-use assets	$75,147	$76,692

Operating lease liabilities - Current	$19,308	$18,487
Operating lease liabilities - Non-current	66,173	68,506
Total operating lease liabilities	$85,481	$86,993

Finance Lease
Property and equipment, gross	$2,489	$2,685
Accumulated depreciation	(2,136)	(2,339)
Property and equipment, net	$353	$346

Finance lease liabilities - Current	$137	$141
Finance lease liabilities - Non-current	237	229
Total finance lease liabilities	$374	$370

Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s unaudited consolidated balance sheets.

The components of lease cost, which are included in the Company's unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended March 31, 2022	Three months ended March 31, 2021
Finance lease:
Amortization of right-of-use assets	$38	$52
Interest on lease liabilities	14	17
	$52	$69
Operating lease(a)	6,043	6,761
Variable lease costs	1,121	1,840
	$7,164	$8,601
Total lease cost	$7,216	$8,670
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

Supplemental cash flow and other information related to leases are as follows:

	Three months ended March 31,
	2022	2021
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$6,005	$6,868
Operating cash outflows for finance leases	$14	$17
Financing cash outflows for finance leases	$39	$57
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,834	$2,054
Right-of-use assets obtained in exchange for new finance lease liabilities	$50	$10
Weighted-average remaining lease term (in years)
Finance lease	2.1 years	1.7 years
Operating lease	5.6 years	6.2 years
Weighted-average discount rate
Finance lease	14.6%	10.7%
Operating lease	7.0%	7.3%

The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

The Company modified certain of its operating leases, resulting in an increase of its lease liabilities by $367 and $169 during the three months ended March 31, 2022 and 2021, respectively, with a corresponding adjustment to ROU assets.

As of March 31, 2022 and December 31, 2021, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.

Maturities of lease liabilities as of March 31, 2022 were as follows:

	Operating Leases	Finance Leases
2022 (April 1 - December 31)	$18,480	$142
2023	23,220	164
2024	18,377	91
2025	11,619	42
2026	9,306	20
2027 and thereafter	24,940	—
Total lease payments	$105,942	$459
Less: Imputed interest	20,461	85
Present value of lease liabilities	$85,481	$374

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

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

The Company's effective tax rate increased from 21.9% during the three months ended March 31, 2021 to 23.7% during the three months ended March 31, 2022. The Company recorded income tax expense of $11,202 and $8,958 for the three months ended March 31, 2022 and 2021, respectively. The increase in the income tax expense was primarily as a result of higher profit during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and an increase in non-deductible expenses, partially offset by higher excess tax benefits during the three months ended March 31, 2022.

Income tax (deferred) recognized in AOCI were as follows:

	Three months ended March 31,
	2022	2021
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$(3)	$(398)
Reclassification adjustment for cash flow hedges	515	389
Reclassification adjustment for retirement benefits	(47)	(51)
Foreign currency translation loss	499	284
Total Income tax benefit recognized in AOCI	$964	$224
22. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2022	2021
Cost of revenues	$2,641	$1,536
General and administrative expenses	4,395	3,298
Selling and marketing expenses	4,188	2,998
Total	$11,224	$7,832

Income tax benefit related to share-based compensation, including excess tax benefits	$2,806	$2,358

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

As of March 31, 2022, the Company had 1,256,384 shares available for grant under the 2018 Omnibus Incentive Plan.

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	3,093	$27.62	$362	2.0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2022	3,093	$27.62	$358	1.8
Vested and exercisable at March 31, 2022	3,093	$27.62	$358	1.8
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted-Average Fair Value
Outstanding at December 31, 2021*	982,187	$81.61
Granted	370,958	119.08
Vested	(286,463)	72.62
Forfeited	(11,413)	95.72
Outstanding at March 31, 2022*	1,055,269	$97.07

* As of March 31, 2022 and December 31, 2021 restricted stock units vested for which the underlying common stock is yet to be issued are 163,130 and 162,481 respectively.

As of March 31, 2022, unrecognized compensation cost of $92,797 is expected to be expensed over a weighted average period of 2.9 years.
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the three months ended March 31, 2022, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three year period. The remaining 60% of each award recipient’s equity grants are PRSUs that are based on a market condition that is contingent on the Company's meeting the total shareholder return relative to a group of peer companies specified under the program measured over a three-year performance period. However, the features of the equity incentive compensation program are subject to change by the Compensation Committee of our Board of Directors. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted-Average Fair Value	Number	Weighted-Average Fair Value
Outstanding at December 31, 2021	58,864	$78.29	172,042	$113.74
Granted	52,702	119.98	79,001	155.67
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2022	111,566	$97.98	251,043	$126.93
As of March 31, 2022, unrecognized compensation cost of $33,048 is expected to be expensed over a weighted average period of 2.3 years.

The impact of COVID-19 on the economic environment is uncertain and has caused variability in the estimation of number of performance based restricted stock units that will eventually vest and the related compensation cost to be recognized in the unaudited consolidated statements of income.

23. Commitments and Contingencies

Capital Commitments

At March 31, 2022, the Company had committed to spend approximately $6,300 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in the unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment, net.”

Other Commitments

Certain units of the Company’s Indian subsidiaries were established as 100% Export-Oriented units or under the Software Technology Parks of India (STPI) or Special Economic Zone (SEZ) scheme promulgated by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores and spares consumed duty free, in the event that certain terms and conditions are not fulfilled. The Company believes, however, that these units have in the past satisfied and will continue to satisfy the required conditions.

The Company’s operations centers in the Philippines are registered with the Philippine Economic Zone Authority. The registration provides the Company with certain fiscal incentives on the import of capital goods and local purchase of services and materials and requires ExlService Philippines, Inc. to meet certain performance, investment and certain other criteria. The Company believes that these centers have in the past complied with the requirements.

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

The aggregate amount demanded by Indian tax authorities (net of advance payments) from the Company related to its transfer pricing and other corporate tax issues for tax years 2003 to 2019 and its permanent establishment issues for tax years 2003 to 2006 as of March 31, 2022 and December 31, 2021 is $30,711 and $34,276, respectively. The Company has made

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

payments and/or provided bank guarantees against these demands in the amounts of $8,760 and $7,954, respectively. Amounts paid as deposits in respect of such assessments aggregating to $7,012 and $6,172 as of March 31, 2022 and December 31, 2021, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,748 and $1,782 as of March 31, 2022 and December 31, 2021, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheets.

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

India’s Value Added Tax ("VAT") regime ended in June 2017 and was replaced by the current Goods and Service Tax ("GST") regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT tax demands for tax years 2015 and 2017 in an amount of $6,031 and $6,387 as of March 31, 2022 and December 31, 2021, respectively. Beginning in the first quarter of 2020, the GST authorities rejected the Company’s refunds claims in an amount of $3,259 and $3,322 as of March 31, 2022 and December 31, 2021, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of March 31, 2022 and December 31, 2021.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2022
(In thousands, except per share amount and share count)

24. Subsequent Events

On April 18, 2022, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into the 2022 Credit Agreement, pursuant to which the parties thereto amended and restated the Credit Agreement. Among other things, the 2022 Credit Agreement (a) provides for the issuance of new revolving credit commitments such that the aggregate amount of revolving credit commitments available to the Company is equal to $400,000; (b) extends the maturity date of the Credit Facility from November 21, 2022 to April 18, 2027; and (c) replaces LIBOR with Secured Overnight Financing Rate (“SOFR”) as the reference rate for the U.S. dollar borrowings.

The 2022 Credit Agreement provides an option to increase the commitments by up to $200,000, subject to certain approvals and conditions. The 2022 Credit Agreement includes a letter of credit sub facility and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the 2022 Credit Agreement can be used for working capital and general corporate purposes, including permitted acquisitions.

Obligations under the 2022 Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the assets of the Company and our material domestic subsidiaries. The 2022 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of certain assets or subsidiaries.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Some of the statements in the following discussion are forward looking statements.

We have described in this Quarterly Report on Form 10-Q, the impact of the global Coronavirus Disease 2019 pandemic (“COVID-19”) on our financial results for the quarter ended March 31, 2022. See "Cautionary Note Regarding Forward-Looking Statements" below, and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information regarding risks and uncertainties relating to COVID-19.
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

•telecommunications or technology disruptions or breaches, natural or other disasters, medical epidemics or pandemics, or acts of violence or war;

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

These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.

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

Our reportable segments are as follows:
•Insurance,

•Healthcare,

•Analytics, and

•Emerging Business.

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

Continued impact of COVID-19 on Our Business

Over the course of 2020 and 2021, and continuing into first quarter of 2022, our clients, contractors, suppliers, and other partners adapted in order to conduct business activities in a COVID-19 environment. As the global economy continued to adapt to the impact of COVID-19, our clients are focused on receiving personalized customer experiences, optimizing costs and supporting resilient operating models. We remain committed to helping our clients adapt and thrive through the ongoing uncertainties caused by COVID-19 and, going forward, to the shifting business environment.

Our remote working delivery capability steadily improved throughout 2021 and the first quarter of 2022. We are able to deliver a significant portion of our clients’ current requirements in a remote work model given the intermittent lockdown restrictions in the locations in which we operate. However, certain clients have not authorized us to perform certain work remotely due to its sensitive nature. As of March 31, 2022, there have been minimal interruptions in our ability to provide our services and support to our clients. Working remotely has had relatively little impact on the productivity of our employees. We continue to work closely with our clients to provide consistent access to our services and have remained flexible to achieve client priorities.

We continue to incur additional costs in order to ensure the continuity of our operations and support our remote work model. Such costs include purchase of desktops and laptops for our employees, software and internet connectivity devices, technology tools for productivity enhancement, transportation, and sanitization and cleaning costs of our offices and facilities. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our remote work model, implement new information technology solutions and security measures to safeguard against information security risks and protect the health and safety of our employees as they gradually return to the office. We believe that these short-to-medium-term costs may benefit us in the long-term, as these steps have broadened our remote working capabilities, which has become a permanent feature in our future delivery model, as well as our business continuity plans. Based on our success of remote work model during the COVID-19 pandemic, we have implemented a new work standard under which employees in many of our locations, where permitted by local laws and regulations, and where the role and client requirements permit, will have the opportunity to choose between different work arrangements. These include working in a hybrid arrangement, where an employee can split time between working from the office and working from a pre-approved remote location, or a fully remote arrangement, where an employee can work entirely from a pre-approved remote location.

We have begun to re-open some of our operation centers and offices globally with a focus on safety, while acting consistently with applicable local regulations. We anticipate that the ability to open these operations centers and offices will vary significantly from region to region based on a number of factors, including the availability of COVID-19 vaccines and the spread of future COVID-19 variants. Our operations centers and offices will not re-open fully until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied.

We believe our actions have been successful and that the pandemic, and our responses, have not significantly affected our business, results of operations, financial position and cash flow during the first quarter of 2022, however the full extent of the impact of the pandemic for the period beyond the first quarter of 2022 is currently uncertain and will depend on many factors that are not within our control.

For additional information and risks related to COVID-19, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Revenues

For the three months ended March 31, 2022, we had revenues of $329.2 million compared to revenues of $261.4 million for the three months ended March 31, 2021, an increase of $67.8 million, or 25.9%.

We serve clients mainly in the United States and the United Kingdom, with these two regions generating 85.8% and 10.0%, respectively, of our total revenues for the three months ended March 31, 2022, and 85.8% and 9.5%, respectively, of our revenues for the three months ended March 31, 2021.

For the three months ended March 31, 2022 and 2021, our total revenues from our top ten clients accounted for 36.2% and 39.3% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
Our Business

We provide data analytics and digital operations and solutions to our clients. We market our services to our existing and prospective clients through our sales and client management teams, which are aligned by key industry verticals and cross-industry domains such as finance and accounting. Our sales and client management teams operate primarily from the United States, Europe and Australia.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(dollars in millions)
Revenues, net	$329.2	$261.4
Cost of revenues(1)	207.5	158.8
Gross profit(1)	121.7	102.6
Operating expenses:
General and administrative expenses	39.9	30.7
Selling and marketing expenses	24.2	18.2
Depreciation and amortization expense	13.6	12.1
Total operating expenses	77.7	61.0
Income from operations	44.0	41.6
Foreign exchange gain, net	1.8	0.4
Interest expense	(0.9)	(2.5)
Other income, net	2.4	1.4
Income before income tax expense and earnings from equity affiliates	47.3	40.9
Income tax expense	11.2	9.0
Income before earnings from equity affiliates	36.1	31.9
Gain from equity-method investment	0.1	—
Net income attributable to ExlService Holdings, Inc. stockholders	$36.2	$31.9

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues.

The following table summarizes our revenues by reportable segments for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,			Percentage change
	2022	2021	Change
	(dollars in millions)
Insurance	$103.3	$91.1	$12.2	13.3%
Healthcare	26.2	30.3	(4.1)	(13.6)%
Emerging Business	50.7	37.7	13.0	34.7%
Analytics	149.0	102.3	46.7	45.7%
Total revenues, net	$329.2	$261.4	$67.8	25.9%

Revenues for the three months ended March 31, 2022 were $329.2 million, up $67.8 million, or 25.9%, compared to the three months ended March 31, 2021, driven primarily by revenue growth in Analytics.

Revenue growth in Insurance of $12.2 million was primarily driven by expansion of business from our new and existing clients aggregating to $12.7 million. This was partially offset by $0.5 million mainly attributable to the depreciation of the Australian dollar and the Indian rupee against the U.S. dollar during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Insurance revenues were 31.4% and 34.9% of our total revenues during the three months ended March 31, 2022 and March 31, 2021, respectively.

Revenue decline in Healthcare of $4.1 million was primarily driven by termination of certain client contracts aggregating to $7.2 million, partially offset by expansion of business from our existing clients aggregating to $3.1 million during the three months ended March 31, 2022. Healthcare revenues were 7.9% and 11.6% of our total revenues during the three months ended March 31, 2022 and March 31, 2021, respectively.

Revenue growth in Emerging Business of $13.0 million was primarily driven by expansion of business from our new and existing clients of $13.6 million. This was partially offset by $0.6 million mainly attributable to the depreciation of the U.K. pound sterling and the Indian rupee against the U.S. dollar during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Emerging Business revenues were 15.4% and 14.4% of our total revenues during the three months ended March 31, 2022 and March 31, 2021, respectively.

Revenue growth in Analytics of $46.7 million was attributable to the higher volumes in our annuity and project based engagements from our new and existing clients of $36.9 million, and contribution from our acquisition of Clairvoyant in December 2021 of $10.2 million. This was partially offset by $0.4 million mainly attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Analytics revenues were 45.3% and 39.1% of our total revenues during the three months ended March 31, 2022 and March 31, 2021, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended March 31,			Percentage change	Three months ended March 31,		Change
	2022	2021	Change		2022	2021
	(dollars in millions)
Insurance	$65.1	$56.1	$9.0	16.0%	37.0%	38.5%	(1.5)%
Healthcare	17.6	17.4	0.2	1.5%	32.5%	42.5%	(10.0)%
Emerging Business	29.2	20.8	8.4	40.2%	42.4%	44.7%	(2.3)%
Analytics	95.6	64.5	31.1	48.2%	35.9%	37.0%	(1.1)%
Total	$207.5	$158.8	$48.7	30.7%	37.0%	39.2%	(2.2)%

For the three months ended March 31, 2022, cost of revenues was $207.5 million, compared to $158.8 million for the three months ended March 31, 2021, an increase of $48.7 million, or 30.7%. Our gross margin for the three months ended March 31, 2022 was 37.0%, compared to 39.2% for the three months ended March 31, 2021, a decrease of 220 basis points (“bps”).

The increase in cost of revenues in Insurance of $9.0 million during the three months ended March 31, 2022 was primarily due to increases in employee-related costs of $8.2 million on account of higher headcount, performance incentives and wage inflation, and higher technology costs of $1.3 million on account of increased leverage of remote work model, partially offset by foreign exchange gain, net of hedging of $0.5 million. Gross margin in Insurance decreased by 150 bps during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to higher employee-related costs during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

The increase in cost of revenues in Healthcare of $0.2 million during the three months ended March 31, 2022 was primarily due to increases in employee-related costs of $0.6 million on account of wage inflation and higher performance incentives, partially offset by lower travel costs of $0.4 million. Gross margin in Healthcare decreased by 1,000 bps during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to lower revenues and higher operating expenses associated with the termination of client contracts during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

The increase in cost of revenues in Emerging Business of $8.4 million during the three months ended March 31, 2022 was primarily due to increases in employee-related costs of $7.5 million on account of higher headcount, performance incentives and wage inflation, higher technology costs of $1.2 million on account of increased leverage of remote work model and higher travel costs $0.5 million, partially offset by foreign exchange gain, net of hedging $0.8 million. Gross margin in Emerging Business decreased by 230 bps during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to lower margins in certain new clients due to ramp-ups and higher employee-related costs during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

The increase in cost of revenues in Analytics of $31.1 million during the three months ended March 31, 2022 was primarily due to increases in employee-related costs of $28.1 million on account of higher headcount, performance incentives and wage inflation, including incremental cost related to our acquisition of Clairvoyant in December 2021 of $7.0 million. The remaining increase was attributable to higher travel costs $1.0 million, higher technology costs of $0.5 million on account of increased leverage of remote work model and higher other operating costs of $2.4 million. This was partially offset by foreign exchange gain, net of hedging of $0.9 million. Gross margin in Analytics decreased by 110 bps during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to higher employee-related costs during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,		Change	Percentage change
	2022	2021
	(dollars in millions)
General and administrative expenses	$39.9	$30.7	$9.2	30.1%
Selling and marketing expenses	24.2	18.2	6.0	32.5%
Selling, general and administrative expenses	$64.1	$48.9	$15.2	31.0%
As a percentage of revenues	19.5%	18.7%

The increase in SG&A expenses of $15.2 million was primarily due to higher employee-related costs of $13.0 million on account of higher headcount, performance incentives and wage inflation, including incremental cost related to our acquisition of Clairvoyant in December 2021, increase in technology cost of $0.7 million on account of continued investments in digital capabilities, higher travel costs $0.6 million and other operating costs of $1.5 million, partially offset by foreign exchange gain, net of hedging of $0.6 million.
Depreciation and Amortization.

	Three months ended March 31,		Change	Percentage change
	2022	2021
	(dollars in millions)
Depreciation expense	$9.1	$8.7	$0.4	4.3%
Intangible amortization expense	4.5	3.4	1.1	33.5%
Depreciation and amortization expense	$13.6	$12.1	$1.5	12.4%
As a percentage of revenues	4.1%	4.6%

The increase in intangibles amortization expense of $1.1 million was primarily due to amortization of intangibles associated with our acquisition of Clairvoyant in December 2021, partially offset by decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in depreciation expense of $0.4 million was primarily due to depreciation related to our investments in new operating centers and internally developed software of $0.5 million, partially offset by foreign exchange gain, net of hedging $0.1 million, during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Income from Operations. Income from operations increased by $2.4 million, or 5.8%, from $41.6 million for the three months ended March 31, 2021 to $44.0 million for the three months ended March 31, 2022, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the three months ended March 31, 2022. As a percentage of revenues, income from operations decreased from 15.9% for the three months ended March 31, 2021 to 13.4% for the three months ended March 31, 2022.

Foreign Exchange Gain/(Loss). Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the three months ended March 31, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 73.17 during the three months ended March 31, 2021 to 75.25 during the three months ended March 31, 2022. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.38 during the three months ended March 31, 2021 to 1.33 during the three months ended March 31, 2022. The average exchange rate of the U.S. dollar against the Philippine peso increased from 48.39 during the three months ended March 31, 2021 to 51.32 during the three months ended March 31, 2022. The average exchange rate of the U.S. dollar against the South African ZAR increased from 15.02 during the three months ended March 31, 2021 to 15.15 during the three months ended March 31, 2022.

We recorded a net foreign exchange gain of $1.8 million for the three months ended March 31, 2022 compared to the net foreign exchange gain of $0.4 million for the three months ended March 31, 2021.

Interest expense. Interest expense decreased from $2.5 million for the three months ended March 31, 2021 to $0.9 million for the three months ended March 31, 2022, primarily due to settlement of outstanding obligations under the Notes (as defined under Note 17 – Borrowings-Convertible Senior Notes to our unaudited consolidated financial statements”) on August 27, 2021, and lower effective interest rates of 1.3% under our Credit Facility during the three months ended March 31, 2022, compared to 2.0% during the three months ended March 31, 2021.
Other Income, net.

	Three months ended March 31,			Percentage change
	2022	2021	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds and money market funds	$1.2	$1.1	$0.1	12.1%
Interest and dividend income	1.4	0.6	0.8	127.6%
Other, net	(0.2)	(0.3)	0.1	(33.9)%
Other income, net	$2.4	$1.4	$1.0	71.0%

Other income, net increased by $1.0 million, from $1.4 million for the three months ended March 31, 2021 to $2.4 million for the three months ended March 31, 2022, primarily due to interest on income tax refunds of $0.7 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Income Tax Expense. The effective tax rate increased from 21.9% during the three months ended March 31, 2021 to 23.7% during the three months ended March 31, 2022. We recorded income tax expense of $11.2 million and $9.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, and an increase in non-deductible expenses, partially offset by higher excess tax benefits during the three months ended March 31, 2022.

Net Income. Net income increased from $31.9 million for the three months ended March 31, 2021 to $36.2 million for the three months ended March 31, 2022, primarily due to increase in income from operations of $2.4 million, lower interest expense of $1.6 million, higher foreign exchange gain, net of $1.5 million, higher other income, net of $1.0 million, partially offset by higher income tax expense of $2.2 million. As a percentage of revenues, net income decreased from 12.2% for the three months ended March 31, 2021 to 11.0% for the three months ended March 31, 2022.
Liquidity and Capital Resources

	Three months ended March 31,
	2022	2021
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$143.8	$225.5
Net cash (used for)/provided by operating activities	(26.9)	15.2
Net cash used for investing activities	(4.7)	(26.0)
Net cash provided by/(used for) financing activities	3.6	(29.0)
Effect of exchange rate changes	(0.8)	(1.0)
Closing cash, cash equivalents and restricted cash	$115.0	$184.7
As of March 31, 2022 and 2021, we had $269.2 million and $375.8 million, respectively, in cash, cash equivalents and short-term investments, of which $232.6 million, and $337.5 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities regarding distribution to fund our operations in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. The distributions do not constitute a change in our permanent reinvestment assertion. We base our decision to continue to indefinitely reinvest earnings in relevant foreign jurisdictions on our estimate of the working capital required to support our operations in foreign geographies and periodically review our capital initiatives to support and expand our global operations, as well as whether there exists an economically viable rate of return on our investments made in relevant foreign jurisdictions as compared to those made in the United States.

Operating Activities:

Net cash used for operating activities was $26.9 million for the three months ended March 31, 2022 compared to net cash provided by operating activities of $15.2 million for the three months ended March 31, 2021, reflecting higher working capital needs, offset by higher cash earnings. The major drivers contributing to the decrease of $42.1 million included the following:

•Changes in accounts receivable, including unbilled receivable and advance billings, contributed to a lower cash flow of $12.0 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was a result of the higher accounts receivable resulting from revenue growth. Lower cash flows were also affected by our accounts receivable days sales outstanding, which increased to 64 days as of March 31, 2022 from 54 days as of March 31, 2021.

•Decrease in accrued employee costs, offset by an increase in accrued expenses and other liabilities contributed to a lower cash flow of $31.3 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to higher payment (net of accruals) of annual performance incentives of $36.7 million, offset by higher employee costs accruals of $2.6 million and higher accrued expenses due to an increase in our cost base to support revenue growth of $2.8 million.

•Increase in net income of $4.3 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to an increase in income from operations of $2.4 million driven by higher revenues, higher other income, net of $2.4 million and lower interest expense of $1.6 million, partially offset by higher income tax expense of $2.2 million.

•Other drivers decreasing cash flows in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 included: income tax payments, net of refunds, of $3.0 million, primarily due to higher advance income tax payments on higher net income.

Investing Activities: Cash flows used for investing activities were $4.7 million for the three months ended March 31, 2022 as compared to cash flows used for investing activities of $26.0 million for the three months ended March 31, 2021. The decrease of $21.3 million was primarily due to higher net redemption of investments of $12.7 million during the three months ended March 31, 2022 as compared to net purchase of investments of $13.5 million during the three months ended March 31, 2021. This was partially offset by higher capital expenditures for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $3.5 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, and payment of a portion of purchase consideration for our acquisition of Clairvoyant in December 2021 of $1.4 million, during the three months ended March 31, 2022.

Financing Activities: Cash flows provided by financing activities were $3.6 million during the three months ended March 31, 2022 as compared to cash flows used for financing activities of $29.0 million during the three months ended March 31, 2021. The increase of $32.6 million was primarily due to net proceeds of $35.0 million under our revolving Credit Facility during the three months ended March 31, 2022. This was partially offset by higher purchases of treasury stock by $2.4 million under our share repurchase program during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $16.1 million of capital expenditures in the three months ended March 31, 2022. We expect to incur total capital expenditures of between $40.0 million to $45.0 million in 2022, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

In connection with any tax assessment orders that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (see Note 23 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our working capital needs, capital expenditures and smaller acquisitions. If we have significant growth through acquisitions, we may need to obtain additional financing.

We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our cash requirements over the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, continued purchases under our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing. Although we anticipate that we will continue to rely upon cash from operating activities to finance most of our above mentioned requirements, if we have significant growth through acquisitions, we may need to obtain additional financing.

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under Gratuity plans and uncertain tax positions. See Note 17 - Borrowings, Note 20 - Leases, and Note 23 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of March 31, 2022 and December 31, 2021, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are not reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from April 1, 2020 and ending December 31, 2020. The deferred amount is payable as follows: (1) 50% of the deferred amount was paid on or before December 31, 2021 and (2) the remaining 50% of the deferred amount will be paid on or before December 31, 2022. Our deferred contributions, net of payments to FICA was $3.1 million as of March 31, 2022 and December 31, 2021, each, which will be paid on or before December 31, 2022.

Financing Arrangements (Debt Facility)

The following tables summarizes our debt facility balances as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022		As of December 31, 2021
	(dollars in millions)		(dollars in millions)
	Revolving Credit facility	Total	Revolving Credit facility	Total
Current portion of long-term borrowings	$35.0	$35.0	$260.0	$260.0

Long-term borrowings	$260.0	$260.0	$—	$—
Total borrowings	$295.0	$295.0	$260.0	$260.0
Unamortized debt issuance costs for our revolving Credit Facility of $0.2 million as of March 31, 2022 and December 31, 2021, each, are presented under “Other current assets” and “Other assets,” as applicable in our consolidated balance sheets.

See Note 17 - Borrowings to our unaudited consolidated financial statements herein for further details on our debt facilities, including our amended and restated credit facility entered into subsequent to March 31, 2022.
Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2—“Recent Accounting Pronouncements” to our unaudited consolidated financial statements contained herein.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2022, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of March 31, 2022, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the three months ended March 31, 2022, our management excluded an evaluation of the disclosure controls and procedures of Clairvoyant which we acquired on December 16, 2021. See Note 9 - Business Combination, Goodwill and Intangible Assets to our unaudited consolidated financial statements contained herein for details of our acquisition.

PART II.     Other Information

ITEM 1.    Legal Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 23 - Commitments and Contingencies to our unaudited consolidated financial statements contained herein for details.

ITEM 1A.    Risk Factors
We have disclosed below, as well as under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), supplemented by the disclosure below, a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider these Risk Factors and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our clients’ businesses and levels of business activity.

The Russian invasion of Ukraine has resulted in increased volatility in various financial markets and across various sectors. The United States and other countries, along with certain international organizations, have imposed economic sanctions on Russia and on certain Russian financial institutions and state-owned entities as a response to the invasion. The extent and duration of the military action, resulting sanctions and future market disruptions in the region are impossible to predict. Moreover, the ongoing effects of the hostilities and sanctions may not be limited to Russia and Russian companies and may spill over to and negatively impact other regional and global economic markets.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2022, purchases of common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Jan 1, 2022 through Jan 31, 2022	100,946	$127.91	87,200	$288,710,853
Feb 1, 2022 through Feb 28, 2022	85,707	$119.21	72,733	$280,000,040
Mar 1, 2022 through Mar 31, 2022	61,899	$133.37	61,400	$271,806,060
Total	248,552	$126.27	221,333	$—
(1) Includes 27,219 shares of the Company’s common stock acquired by the Company at the price of $117.23 in connection with satisfaction of tax withholding obligations on vested restricted stock. The price paid per share for the restricted stock was the closing price of common stock on the trading day prior to the vesting date of the restricted stock units.

On October 5, 2021, the Company’s Board of Directors authorized a $300 million common stock repurchase program beginning January 1, 2022 (the “2022 Repurchase Program”).

Under the 2022 Repurchase Program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. The Company has structured open market purchases under the Repurchase Program to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management.
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

Date: April 28, 2022	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)