Form 10-Q
period 2022-06-30
ExlService Holdings, Inc.
filed 2022-07-28
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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

As of July 26, 2022, there were 33,062,704 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

	As of
	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$106,304	$135,337
Short-term investments	158,941	178,538
Restricted cash	6,840	6,174
Accounts receivable, net	237,453	194,232
Prepaid expenses	15,621	14,655
Advance income tax, net	12,712	15,199
Other current assets	23,143	34,009
Total current assets	561,014	578,144
Property and equipment, net	82,649	86,008
Operating lease right-of-use assets	67,962	76,692
Restricted cash	2,056	2,299
Deferred tax assets, net	40,924	21,404
Intangible assets, net	73,298	81,082
Goodwill	406,575	403,902
Other assets	53,195	30,369
Investment in equity affiliate	3,261	3,004
Total assets	$1,290,934	$1,282,904
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,377	$5,647
Current portion of long-term borrowings	35,000	260,016
Deferred revenue	22,013	20,000
Accrued employee costs	75,698	114,285
Accrued expenses and other current liabilities	89,030	76,350
Current portion of operating lease liabilities	18,548	18,487
Income taxes payable, net	21,348	901
Total current liabilities	266,014	495,686
Long-term borrowings, less current portion	250,000	—
Operating lease liabilities, less current portion	59,224	68,506
Income taxes payable	1,790	1,790
Deferred tax liabilities, net	841	965
Other non-current liabilities	27,412	22,801
Total liabilities	605,281	589,748
Commitments and contingencies (Refer to Note 24)
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
ExlService Holdings, Inc. Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,795,161 shares issued and 33,124,035 shares outstanding as of June 30, 2022 and 39,508,340 shares issued and 33,291,482 shares outstanding as of December 31, 2021	40	40
Additional paid-in capital	420,306	395,742

Retained earnings	828,161	756,137
Accumulated other comprehensive income/(loss)	(133,374)	(89,474)
Total including shares held in treasury	1,115,133	1,062,445
Less: 6,671,126 shares as of June 30, 2022 and 6,216,858 shares as of December 31, 2021, held in treasury, at cost	(429,480)	(369,289)
Stockholders’ equity	685,653	693,156

Total equity	685,653	693,156
Total liabilities and stockholders’ equity	$1,290,934	$1,282,904

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues, net	$346,782	$275,064	$675,990	$536,479
Cost of revenues(1)	221,207	170,701	428,723	329,522
Gross profit(1)	125,575	104,363	247,267	206,957
Operating expenses:
General and administrative expenses	40,434	36,499	80,379	67,202
Selling and marketing expenses	23,985	19,724	48,155	37,959
Depreciation and amortization expense	14,075	12,310	27,677	24,411
Total operating expenses	78,494	68,533	156,211	129,572
Income from operations	47,081	35,830	91,056	77,385
Foreign exchange gain, net	1,423	1,353	3,179	1,787
Interest expense	(1,502)	(2,520)	(2,378)	(4,994)
Other income/(loss), net	(174)	2,215	2,237	3,625
Income before income tax expense and earnings from equity affiliates	46,828	36,878	94,094	77,803
Income tax expense	11,125	8,865	22,327	17,823
Income before earnings from equity affiliates	35,703	28,013	71,767	59,980
Gain/(loss) from equity-method investment	143	8	257	(28)
Net income attributable to ExlService Holdings, Inc. stockholders	$35,846	$28,021	$72,024	$59,952
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.07	$0.83	$2.15	$1.78
Diluted	$1.06	$0.81	$2.13	$1.75
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	33,403,411	33,571,074	33,422,618	33,652,146
Diluted	33,830,539	34,389,768	33,862,597	34,353,593

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$35,846	$28,021	$72,024	$59,952
Other comprehensive income/(loss):
Unrealized loss on cash flow hedges	(14,632)	(871)	(15,149)	(303)
Loss on net investment hedges	—	(1,134)	—	(1,134)
Foreign currency translation loss	(22,782)	(4,775)	(30,227)	(6,686)
Reclassification adjustments
Gain on cash flow hedges(1)	(1,459)	(2,866)	(3,448)	(5,695)
Retirement benefits(2)	149	176	304	355
Income tax effects relating to above(3)	3,656	1,478	4,620	1,702
Total other comprehensive income/(loss)	$(35,068)	$(7,992)	$(43,900)	$(11,761)
Total comprehensive income	$778	$20,029	$28,124	$48,191

(1)These are reclassified to net income and are included in cost of revenues and operating expenses, as applicable in the unaudited consolidated statements of income. Refer to Note 16 - Derivatives and Hedge Accounting to the unaudited consolidated financial statements.

(2)These are reclassified to net income and are included in other income/(loss), net in the unaudited consolidated statements of income. Refer to Note 19 - Employee Benefit Plans to the unaudited consolidated financial statements.

(3)These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation gains/(losses). Refer to Note 21 - Income Taxes to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended June 30, 2022 and 2021
(In thousands, except share count)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of March 31, 2022	39,794,154	$40	$406,966	$792,315	$(98,306)	(6,465,410)	$(400,674)	$700,341
Stock issued against stock-based compensation plans	1,007	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,340	—	—	—	—	13,340
Acquisition of treasury stock	—	—	—	—	—	(205,716)	(28,806)	(28,806)
Other comprehensive loss	—	—	—	—	(35,068)	—	—	(35,068)
Net income	—	—	—	35,846	—	—	—	35,846
Balance as of June 30, 2022	39,795,161	$40	$420,306	$828,161	$(133,374)	(6,671,126)	$(429,480)	$685,653

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of March 31, 2021	39,273,989	$39	$428,882	$673,310	$(78,753)	(5,747,100)	$(297,253)	$726,225
Stock issued against stock-based compensation plans	9,864	—	99	—	—	—	—	99
Stock-based compensation	—	—	10,070	—	—	—	—	10,070
Acquisition of treasury stock	—	—	—	—	—	(287,044)	(28,409)	(28,409)
Other comprehensive loss	—	—	—	—	(7,992)	—	—	(7,992)
Net income	—	—	—	28,021	—	—	—	28,021
Balance as of June 30, 2021	39,283,853	$39	$439,051	$701,331	$(86,745)	(6,034,144)	$(325,662)	$728,014

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the six months ended June 30, 2022 and 2021
(In thousands, except share count)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2022	39,508,340	$40	$395,742	$756,137	$(89,474)	(6,216,858)	$(369,289)	$693,156
Stock issued against stock-based compensation plans	286,821	—	—	—	—	—	—	—
Stock-based compensation	—	—	24,564	—	—	—	—	24,564
Acquisition of treasury stock	—	—	—	—	—	(454,268)	(60,191)	(60,191)
Other comprehensive loss	—	—	—	—	(43,900)	—	—	(43,900)
Net income	—	—	—	72,024	—	—	—	72,024
Balance as of June 30, 2022	39,795,161	$40	$420,306	$828,161	$(133,374)	(6,671,126)	$(429,480)	$685,653

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2021	38,968,052	$39	$420,976	$641,379	$(74,984)	(5,408,618)	$(268,238)	$719,172
Stock issued against stock-based compensation plans	315,801	—	173	—	—	—	—	173
Stock-based compensation	—	—	17,902	—	—	—	—	17,902
Acquisition of treasury stock	—	—	—	—	—	(625,526)	(57,424)	(57,424)
Other comprehensive loss	—	—	—	—	(11,761)	—	—	(11,761)
Net income	—	—	—	59,952	—	—	—	59,952
Balance as of June 30, 2021	39,283,853	$39	$439,051	$701,331	$(86,745)	(6,034,144)	$(325,662)	$728,014

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$72,024	$59,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,739	24,734
Stock-based compensation expense	24,564	17,902
Amortization of operating lease right-of-use assets	12,005	13,632
Unrealized (gain)/loss on short term investments	(275)	6,777
Unrealized foreign currency exchange gain, net	(10,280)	(2,634)
Deferred income tax benefit	(1,462)	(14,737)
Allowance / (reversal) of expected credit losses	170	(390)
Fair value changes in contingent consideration	1,000	—
(Gain)/loss from equity-method investment	(257)	28
Amortization of non-cash interest expense related to convertible senior notes	—	1,364
Others, net	783	144
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(46,385)	(34,152)
Prepaid expenses and other current assets	2,861	189
Advance income tax, net	8,684	39
Other assets	(6,584)	1,589
Accounts payable	(1,107)	(2,458)
Deferred revenue	4,276	(20,832)
Accrued employee costs	(34,016)	3,833
Accrued expenses and other liabilities	11,190	12,290
Operating lease liabilities	(11,922)	(13,327)
Net cash provided by operating activities	53,008	53,943

Cash flows from investing activities:
Purchases of property and equipment	(25,054)	(19,903)
Proceeds from sale of property and equipment	154	527
Business acquisition (net of cash and cash equivalents acquired)	(2,572)	—
Purchases of investments	(96,082)	(32,987)
Proceeds from redemption of investments	82,567	64,031
Net cash (used for)/provided by investing activities	(40,987)	11,668

Cash flows from financing activities:
Principal payments of finance lease liabilities	(75)	(107)
Proceeds from borrowings	35,000	25,000
Repayments of borrowings	(10,000)	(99,000)
Acquisition of treasury stock	(60,191)	(57,424)
Proceeds from exercise of stock options	—	174
Net cash used for financing activities	(35,266)	(131,357)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,365)	(2,237)
Net decrease in cash, cash equivalents and restricted cash	(28,610)	(67,983)
Cash, cash equivalents and restricted cash at the beginning of the period	143,810	225,519
Cash, cash equivalents and restricted cash at the end of the period	$115,200	$157,536

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,694	$3,599
Income taxes, net of refunds	$14,301	$18,710
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under finance lease	$118	$50
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
(b)Investments

The Company’s short-term investments consist of investments in mutual funds and those term deposits with more than three months of original maturity and less than twelve months of remaining maturity as of the reporting date, while long-term investments consist of term deposits with more than twelve months of remaining maturity as of the reporting date.

The Company’s investments in term deposits with financial institutions are measured and recognized at cost and approximate fair value. Interest earned on such investments is included in interest income.

The Company’s mutual fund investments are in debt funds invested in India. These investments are accounted for in accordance with the fair value option under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments, (“Topic 825”). The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period and any changes in fair value are included in other income/(loss), net. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold or disposed and is included in other income/(loss), net.

(c)Use of Estimates

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

(d)Recent Accounting Pronouncements

In March 2020, FASB issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and London Inter-Bank Offered Rate (“LIBOR”). The ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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
June 30, 2022
(In thousands, except per share amount and share count)
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

The December 2021 and June 2022 acquisition of Clairvoyant AI Inc. (“Clairvoyant”) and Inbound Media Group, LLC (“Inbound”), respectively, are both included in the Analytics reportable segment. Refer to Note 9 - Business Combination, Goodwill and Intangible Assets to the unaudited consolidated financial statements for further details.

Revenues and cost of revenues for the three months ended June 30, 2022 and 2021, respectively, for each of the reportable segments, are as follows:

	Three months ended June 30, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$108,557	$23,051	$53,873	$161,301	$346,782
Cost of revenues(1)	70,645	17,694	31,214	101,654	221,207
Gross profit(1)	$37,912	$5,357	$22,659	$59,647	$125,575
Operating expenses					78,494
Foreign exchange gain, interest expense and other loss, net					(253)
Income tax expense					11,125
Gain from equity-method investment					143
Net income					$35,846
(1) Exclusive of depreciation and amortization expense.

	Three months ended June 30, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$94,719	$28,250	$40,690	$111,405	$275,064
Cost of revenues(1)	59,359	17,685	22,346	71,311	170,701
Gross profit(1)	$35,360	$10,565	$18,344	$40,094	$104,363
Operating expenses					68,533
Foreign exchange gain, interest expense and other income, net					1,048
Income tax expense					8,865
Gain from equity-method investment					8
Net income					$28,021
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
Revenues and cost of revenues for the six months ended June 30, 2022 and 2021, respectively, for each of the reportable segments, are as follows:

	Six months ended June 30, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$211,823	$49,207	$104,620	$310,340	$675,990
Cost of revenues(1)	135,727	35,345	60,427	197,224	428,723
Gross profit(1)	$76,096	$13,862	$44,193	$113,116	$247,267
Operating expenses					156,211
Foreign exchange gain, interest expense and other income, net					3,038
Income tax expense					22,327
Gain from equity-method investment					257
Net income					$72,024

(1) Exclusive of depreciation and amortization expense.

	Six months ended June 30, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$185,879	$58,515	$78,358	$213,727	$536,479
Cost of revenues(1)	115,452	35,076	43,190	135,804	329,522
Gross profit(1)	$70,427	$23,439	$35,168	$77,923	$206,957
Operating expenses					129,572
Foreign exchange gain, interest expense and other income, net					418
Income tax expense					17,823
Loss from equity-method investment					28
Net income					$59,952

(1) Exclusive of depreciation and amortization expense.

Revenues, net by service type, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Digital operations and solutions(1)	$185,481	$163,659	$365,650	$322,752
Analytics services	161,301	111,405	310,340	213,727
Revenues, net	$346,782	$275,064	$675,990	$536,479

(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues, net
United States	$298,520	$235,288	$580,899	$459,656
Non-United States
United Kingdom	32,090	26,175	64,863	50,926
Rest of World	16,172	13,601	30,228	25,897
Total Non-United States	48,262	39,776	95,091	76,823
Revenues, net	$346,782	$275,064	$675,990	$536,479

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	June 30, 2022	December 31, 2021
Long-lived assets
India	$65,899	$79,604
United States	54,085	50,095
Philippines	20,921	22,011
Rest of World	9,706	10,990
Long-lived assets	$150,611	$162,700

4. Revenues, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	June 30, 2022	December 31, 2021

Accounts receivable, net	$237,453	$194,232
Contract assets	$1,648	$2,524
Contract liabilities:
Deferred revenue (consideration received in advance)	$18,617	$18,247
Consideration received for process transition activities	$4,327	$2,203

Accounts receivable includes $122,943 and $93,336 as of June 30, 2022 and December 31, 2021, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

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
June 30, 2022
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

Revenue recognized during the three and six months ended June 30, 2022 and 2021, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Deferred revenue (consideration received in advance)	$4,306	$3,332	$13,870	$26,953
Consideration received for process transition activities	$298	$508	$664	$1,187

Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended		Six months ended		Year ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	December 31, 2021

Opening Balance	$927	$785	$511	$1,027	$1,027
Additions	180	374	727	374	277
Amortization	(124)	(292)	(255)	(534)	(793)
Closing Balance	$983	$867	$983	$867	$511

	Contract Fulfillment Costs
	Three months ended		Six months ended		Year ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	December 31, 2021

Opening Balance	$7,435	$4,419	$5,795	$5,631	$5,631
Additions	3,308	158	5,485	164	3,742
Amortization	(576)	(883)	(1,113)	(2,101)	(3,578)
Closing Balance	$10,167	$3,694	$10,167	$3,694	$5,795

There was no impairment for contract acquisition and contract fulfillment costs as of June 30, 2022 and December 31, 2021. The capitalized costs are amortized over the expected period of benefit of the contract.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
significant customers to estimate the probability of default in the future and estimates relating to the possible effects resulting from COVID-19.

	As of
	June 30, 2022	December 31, 2021
Accounts receivable, including unbilled receivables	$238,297	$194,805
Less: Allowance for expected credit losses	(844)	(573)
Accounts receivable, net	$237,453	$194,232

The movement in “Allowance for expected credit losses” on customer balances was as follows:

	Three months ended		Six months ended		Year ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	December 31, 2021
Balance at the beginning of the period	$588	$1,183	$573	$1,189	$1,189
Additions / (reductions) during the period	571	(445)	743	(395)	(496)
Reductions due to write-off of Accounts Receivables	(314)	(13)	(472)	(73)	(129)
Translation adjustment	(1)	5	—	9	9
Balance at the end of the period	$844	$730	$844	$730	$573
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

In 2021, diluted weighted-average shares outstanding was affected by the treatment of the Company’s 3.5% per annum Convertible Senior Notes due October 1, 2024 (the “Notes”). The Company had a choice to settle the Notes in cash, shares or any combination of the two. The Company had the ability to settle the principal balance of the Notes in cash, and as such, the Company applied the treasury stock method. The dilution related to the conversion premium, if any, of the Notes is included in the calculation of diluted weighted-average shares outstanding for the portion of the period until actual settlement and to the extent the issuance is dilutive based on the average stock price during the reporting period being greater than the conversion price of $75. During the third quarter of 2021, the Company settled the Notes by electing a combination of cash and shares of the Company’s common stock and as such included the count of shares issued on settlement in the calculation of basic earnings per share for the portion of the period outstanding.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerators:
Net income	$35,846	$28,021	$72,024	$59,952
Denominators:
Basic weighted average common shares outstanding	33,403,411	33,571,074	33,422,618	33,652,146
Dilutive effect of share-based awards	427,128	330,063	439,979	336,528
Dilutive effect of conversion premium on the Notes	—	488,631	—	364,919
Diluted weighted average common shares outstanding	33,830,539	34,389,768	33,862,597	34,353,593
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$1.07	$0.83	$2.15	$1.78
Diluted	$1.06	$0.81	$2.13	$1.75
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	0	1,748	541	874
6. Cash, Cash Equivalents and Restricted Cash

For the purposes of the unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	June 30, 2022	June 30, 2021	December 31, 2021
Cash and cash equivalents	$106,304	$150,211	$135,337
Restricted cash (current)	6,840	5,065	6,174
Restricted cash (non-current)	2,056	2,260	2,299
Cash, cash equivalents and restricted cash	$115,200	$157,536	$143,810
7. Other Income/(Loss), net
Other income/(loss), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gain on sale and mark-to-market of mutual funds and money market funds	$634	$1,655	$1,870	$2,758
Interest and dividend income	847	689	2,217	1,291
Others, net	(1,655)	(129)	(1,850)	(424)
Other income/(loss), net	$(174)	$2,215	$2,237	$3,625

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
8. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	June 30, 2022	December 31, 2021
Owned Assets:
Network equipment and computers	3-5	$123,117	$116,023
Software	2-5	105,924	101,884
Leasehold improvements	3-8	44,448	46,401
Office furniture and equipment	3-8	20,892	22,302
Motor vehicles	2-5	595	693
Buildings	30	1,007	1,070
Land	—	659	700
Capital work in progress	—	8,508	10,288
		305,150	299,361
Less: Accumulated depreciation and amortization		(222,870)	(213,699)
		$82,280	$85,662
Right-of-use assets under finance leases:*
Network equipment and computers		$86	$91
Leasehold improvements		1,061	1,229
Office furniture and equipment		685	787
Motor vehicles		600	578
		2,432	2,685
Less: Accumulated depreciation and amortization		(2,063)	(2,339)
		$369	$346
Property and equipment, net		$82,649	$86,008

*Depreciation on assets held under finance leases are computed using the straight-line method over the shorter of the assets estimated useful lives or the lease term.

Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.

During the three and six months ended June 30, 2022, there were no changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$9,929	$8,913	$19,045	$17,653

The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization, was as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Effect of foreign exchange gain/(loss)	$(5)	$158	$62	$323

Internally developed software costs, included under Software, was as follows:

	As of
	June 30, 2022	December 31, 2021
Cost	$27,015	$19,289
Less : Accumulated amortization	(12,788)	(10,226)
Internally developed software, net	$14,227	$9,063

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Amortization expense	$1,549	$1,055	$2,582	$2,079

As of June 30, 2022 and December 31, 2021, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurances that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on undiscounted cash flows is subject to significant judgment and may cause variability in the Company’s assessment of the existence of any impairment.

9. Business Combination, Goodwill and Intangible Assets

Clairvoyant AI Inc.

On December 16, 2021, the Company, through its wholly owned subsidiary ExlService.com, LLC (“Buyer”), completed the acquisition of Clairvoyant, a Delaware corporation, pursuant to an equity securities purchase agreement dated December 16, 2021 (the “Purchase Agreement”). The Company purchased 100% of the issued and outstanding equity securities in Clairvoyant.

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

The aggregate purchase consideration payable was $90,325, including cash and cash equivalents acquired, debt, other post-closing adjustments and contingent consideration. The base purchase consideration payable at closing of the acquisition (the “Closing”) was $80,080, excluding cash and cash equivalents acquired, debt and estimated other post-closing adjustments. As of June 30, 2022 and December 31, 2021, of the total purchase consideration, the Company has paid $78,234 and $76,831, respectively, net of cash and cash equivalents acquired. The Purchase Agreement also allows sellers the ability to earn up to $20,000 of contingent consideration, based on the achievement of certain performance goals by Clairvoyant during the 2022 and 2023 calendar years. The contingent consideration had an estimated fair value of $10,000 and $9,000, as of June 30, 2022 and December 31, 2021, respectively, and has been presented as contingent consideration under “Other non-current liabilities” and “Accrued expenses and other current liabilities,” as applicable, in the consolidated balance sheets. Changes in the fair value of contingent consideration were recognized in the unaudited consolidated statements of income and presented as a part of

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
“Other income/(loss), net.” A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Purchase Agreement. To finance the acquisition at the Closing, the Company utilized its revolving Credit Facility in the amount of $75,000 and paid the balance with available cash on hand.

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

The tables below presents the fair value of the consideration exchanged and the allocation of purchase consideration to the major classes of assets and liabilities of Clairvoyant as of December 16, 2021:

Assets:
Cash and cash equivalents	$5,598
Accounts receivable, net	8,709
Other current assets	360
Property and equipment, net	398
Intangible assets, net
Customer relationships	31,600
Developed technology	2,070
Trade names and trademarks	300
Non-compete agreements	300
Other assets	217
Total assets	$49,552

Liabilities:
Accounts payable	$(1,199)
Accrued expenses and other current liabilities	(4,873)
Deferred tax liabilities	(9,383)
Other non-current liabilities	(1,226)
Total liabilities	(16,681)
Net assets acquired	32,871
Goodwill	57,454
Total purchase consideration*	$90,325

* Includes contingent consideration of $9,000 recognized at fair value as of the date of acquisition.

During the three and six months ended June 30, 2022, the Company recognized measurement period adjustments, which led to increase in goodwill in an amount of $1,081 and $2,229, respectively. These adjustments primarily relate to an increase in income tax liabilities of $988 included under “other non-current liabilities” and post-closing purchase adjustments.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
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

Acquisition-related costs are being expensed as incurred and are included in general and administrative expenses in the consolidated statements of income. The Company recognized acquisition-related costs of $nil and $134 during the three and six months ended June 30, 2022, respectively, and $761 during the year ended December 31, 2021.

The results of operations of the acquired business and the fair value of the acquired assets and assumed liabilities are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The acquisition did not materially impact the Company’s financial position, results of operations or cash flows, and therefore, the Company has not provided supplemental pro forma results.

Inbound Media Group, LLC

On June 10, 2022, the Company, through its wholly owned subsidiary ExlService.com, LLC, entered into an Asset Purchase Agreement to acquire certain assets of Inbound, a Wyoming limited liability company, which is a digital marketing business focused primarily on lead generation in the insurance space, for cash consideration of $1,469 and contingent consideration with an estimated fair value of $1,439 as of the date of acquisition based on the achievement of certain performance goals by Inbound during the 2022 to 2024 calendar years.

The Company accounted for this business combination using the acquisition method of accounting. Goodwill and intangible assets of $1,992 and $916, respectively, were recognized by the Company as a result of this transaction. The goodwill recognized for this business is deductible for income tax purposes. The acquisition strengthens the Company’s capabilities in digital direct-to-consumer marketing by adding performance marketing, lead generation and customer engagement capabilities to its suite of end-to-end marketing solutions, proprietary data sets and robust consumer analytics.

The results of operations of the acquired business and the fair value of the net assets acquired are included in the Company’s consolidated financial statements with effect from the date of the acquisition. The acquisition did not materially impact the Company’s financial position, results of operations or cash flows, and therefore, the Company has not provided unaudited supplemental pro forma results.

Goodwill

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance at January 1, 2022	$50,428	$21,942	$49,020	$282,512	$403,902
Acquisition	—	—	—	1,992	1,992
Measurement period adjustments	—	—	—	2,229	2,229
Currency translation adjustments	(399)	(39)	(1,109)	(1)	(1,548)
Balance at June 30, 2022	$50,029	$21,903	$47,911	$286,732	$406,575

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
During the fourth quarter of 2021, the Company performed its annual impairment test of goodwill for those reporting units that had goodwill recorded. Based on the results, the fair values of each of the Company’s reporting units exceeded their carrying value and the goodwill was not impaired.

As of June 30, 2022, the Company evaluated the continuing effects of COVID-19 and its impact on the global economy, on each of the Company’s reporting units to assess whether there was a triggering event during the quarter requiring the Company to perform a goodwill impairment test. The Company considered certain improvements in current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance in the first and second quarters, business forecasts for the remainder of the year, stock price movements, generation and availability of cash and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the annual impairment test performed during the fourth quarter of 2021. The Company did not identify any triggers or indications of potential impairment for its reporting units as of June 30, 2022.

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

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,146	$(34,139)	$65,007
Developed technology	24,878	(18,326)	6,552
Trade names and trademarks	1,700	(1,157)	543
Non-compete agreements	336	(40)	296
	$126,060	$(53,662)	$72,398
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$126,960	$(53,662)	$73,298

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$103,016	$(33,018)	$69,998
Developed technology	25,040	(15,850)	9,190
Trade names and trademarks	1,700	(1,006)	694
Non-compete agreements	300	—	300
	$130,056	$(49,874)	$80,182
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$130,956	$(49,874)	$81,082

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Amortization expense	$4,146	$3,397	$8,632	$6,758

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	6.0
Developed technology	1.6
Trade names and trademarks (Finite lived)	2.0
Non-compete agreements	3.3

Estimated future amortization expense related to finite-lived intangible assets as of June 30, 2022 was as follows:
2022 (July 1 - December 31)	$8,445
2023	14,595
2024	12,084
2025	10,648
2026	10,313
2027 and thereafter	16,313
Total	$72,398

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
10. Other Current Assets
Other current assets consist of the following:

	As of
	June 30, 2022	December 31, 2021
Receivables from statutory authorities	$13,299	$18,023
Derivative instruments	2,865	8,682
Advances to suppliers	2,172	1,464
Deferred contract fulfillment costs	1,315	1,483
Contract assets	872	1,319
Interest accrued on term deposits	645	892
Others	1,975	2,146
Other current assets	$23,143	$34,009
11. Other Assets
Other assets consist of the following:

	As of
	June 30, 2022	December 31, 2021
Long-term investments	$22,997	$186
Lease deposits	9,251	9,649
Deferred contract fulfillment costs	8,852	4,312
Deposits with statutory authorities	6,516	6,417
Derivative instruments	1,043	6,307
Contract assets	776	1,205
Receivable from Statutory authorities	225	222
Others	3,535	2,071
Other assets	$53,195	$30,369

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	June 30, 2022	December 31, 2021
Accrued expenses	$47,611	$44,405
Payable to statutory authorities	15,032	13,902
Derivative instruments	6,617	1,852
Client liabilities	6,461	6,097
Contingent consideration	5,280	—
Accrued capital expenditures	2,277	8,630
Interest payable	282	252
Finance lease liabilities	127	141
Other current liabilities	5,343	1,071
Accrued expenses and other current liabilities	$89,030	$76,350
13. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	June 30, 2022	December 31, 2021
Retirement benefits	$11,029	$9,604
Contingent consideration	6,159	9,000
Derivative instruments	3,978	1,785
Unrecognized tax benefits	2,142	1,068
Deferred transition revenue	2,957	995
Finance lease liabilities	262	229
Others	885	120
Other non-current liabilities	$27,412	$22,801
14. Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency exchange contracts, which are designated as cash flow hedges and net investment hedges in accordance with ASC 815. Cumulative changes in the fair values of these foreign currency exchange contracts are recognized in AOCI on the Company’s unaudited consolidated balance sheets. Upon settlement of foreign exchange contracts designated as cash flow hedges, fair value changes are reclassified from AOCI to net income, whereas such fair value changes related to net investment hedges are included in net income when a foreign operation is disposed or partially disposed. The balances as of June 30, 2022 and 2021 are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

	Accumulated Other Comprehensive Income/(Loss)
	Foreign currency translation loss	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2022	$(95,437)	$8,420	$(2,457)	$(89,474)
Losses recognized during the period	(30,227)	(15,149)	—	(45,376)
Reclassification to net income (1)	—	(3,448)	304	(3,144)
Income tax effects (2)	979	3,733	(92)	4,620
Accumulated other comprehensive income/(loss) as of June 30, 2022	$(124,685)	$(6,444)	$(2,245)	$(133,374)

Balance as of January 1, 2021	$(86,185)	$13,799	$(2,598)	$(74,984)
Losses recognized during the period	(6,686)	(303)	—	(6,989)
Losses on net investment hedges	(1,134)	—	—	(1,134)
Reclassification to net income (1)	—	(5,695)	355	(5,340)
Income tax effects (2)	1,229	595	(122)	1,702
Accumulated other comprehensive income/(loss) as of June 30, 2021	$(92,776)	$8,396	$(2,365)	$(86,745)

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

15. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value as of
June 30, 2022 and December 31, 2021:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds*	$332	$—	$—	$332
Mutual funds**	107,425	—	—	107,425
Derivative financial instruments	—	3,908	—	3,908
Total	$107,757	$3,908	$—	$111,665
Liabilities
Derivative financial instruments	$—	$10,595	$—	$10,595
Contingent consideration***	—	—	11,439	11,439
Total	$—	$10,595	$11,439	$22,034

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds*	$5,374	$—	$—	$5,374
Mutual funds**	127,551	—	—	127,551
Derivative financial instruments	—	14,989	—	14,989
Total	$132,925	$14,989	$—	$147,914
Liabilities
Derivative financial instruments	$—	$3,637	$—	$3,637
Contingent consideration***	—	—	9,000	9,000
Total	$—	$3,637	$9,000	$12,637

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

Fair Value of Contingent Consideration:

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for its acquisition of Clairvoyant and Inbound. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by Clairvoyant during the 2022 and 2023 calendar years and Inbound during the 2022 to 2024 calendar years. The Company estimated the fair value of the contingent consideration to be $11,439 and $9,000, as of June 30, 2022 and December 31, 2021, respectively, based on the Monte Carlo simulation model and scenario-based method. Refer to Note 9 - Business Combination, Goodwill and Intangible Assets to the unaudited consolidated financial statements for further details.

Financial Instruments Not Carried at Fair Value:

The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents (except investments in money market funds, as disclosed above), short-term investments (except investments in mutual funds, as disclosed above), restricted cash, accounts receivable, net, interest accrued on short-term and long-term investments, long-term investments, accrued capital expenditures, accrued expenses, client liabilities and interest payable on borrowings for which fair values approximate their carrying amounts. The carrying value of the Company’s outstanding revolving credit facility approximates its fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
16. Derivatives and Hedge Accounting

The Company uses derivative instruments and hedging transactions to mitigate exposure to foreign currency fluctuation risks associated with forecasted transactions denominated in certain foreign currencies so as to minimize earnings and cash flow volatility associated with changes in foreign currency exchange rates. The Company’s derivative financial instruments are largely forward foreign exchange contracts that are designated as effective hedges and that qualify as cash flow hedges under ASC 815. The Company had outstanding cash flow hedges totaling $568,300 as of June 30, 2022 and $514,580 as of December 31, 2021.

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

The Company estimates that approximately $3,795 of derivative losses, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of June 30, 2022, could be reclassified into earnings within the next twelve months. At June 30, 2022, the maximum outstanding term of the cash flow hedges was approximately 42 months.

The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the U.K. pound sterling (GBP) and the Philippine peso. The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro (EUR), South African ZAR, the Australian dollar (AUD) and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to USD 156,066, GBP 8,700, EUR 1,736 and COP 2,777,668 as of June 30, 2022 and USD 134,612, GBP 6,763, EUR 1,343 and COP 2,541,902 as of December 31, 2021.

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

The following tables set forth the fair value of the foreign currency exchange contracts and their location on the unaudited consolidated financial statements:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

Derivatives designated as hedging instruments:	As of
Foreign currency exchange contracts	June 30, 2022	December 31, 2021
Other current assets	$2,727	$8,669
Other assets	$1,043	$6,307
Accrued expenses and other current liabilities	$6,522	$1,324
Other non-current liabilities	$3,978	$1,785

Derivatives not designated as hedging instruments:	As of
Foreign currency exchange contracts	June 30, 2022	December 31, 2021
Other current assets	$138	$13
Accrued expenses and other current liabilities	$95	$528

The following tables set forth the effect of foreign currency exchange contracts on accumulated other comprehensive income/(loss) and the unaudited consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
Forward Exchange Contracts:	2022	2021	2022	2021
Unrealized loss recognized in AOCI
Derivatives in cash flow hedging relationships	$(14,632)	$(871)	$(15,149)	$(303)

Loss recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(5,457)	$(805)	$(6,356)	$(589)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended June 30,
	2022		2021
	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain was reclassed from AOCI

Cost of revenues	$221,207	$1,194	$170,701	$2,418
General and administrative expenses	$40,434	181	$36,499	294
Selling and marketing expenses	$23,985	15	$19,724	15
Depreciation and amortization expense	$14,075	69	$12,310	139
Total before tax		1,459		2,866
Income tax effects on above		(420)		(427)
Net of tax		$1,039		$2,439

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$1,423	$(5,457)	$1,353	$(805)
	$1,423	$(5,457)	$1,353	$(805)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for cash flow hedging relationships and derivatives not designated as hedging instruments
	Six months ended June 30,
	2022		2021
	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts	As per unaudited consolidated statements of income	Gain on foreign currency exchange contracts
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain was reclassed from AOCI

Cost of revenues	$428,723	$2,777	$329,522	$4,842
General and administrative expenses	$80,379	475	$67,202	546
Selling and marketing expenses	$48,155	29	$37,959	28
Depreciation and amortization expense	$27,677	167	$24,411	279
Total before tax		3,448		5,695
Income tax effects on above		(935)		(816)
Net of tax		$2,513		$4,879

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$3,179	$(6,356)	$1,787	$(589)
	$3,179	$(6,356)	$1,787	$(589)
Effect of net investment hedges on accumulated other comprehensive income/(loss):

	Three months ended June 30,		Six months ended June 30,
	Amount of loss recognized in AOCI		Amount of loss recognized in AOCI
Net investment hedging relationships	2022	2021	2022	2021
Foreign exchange contracts	$—	$1,134	$—	$1,134
17. Borrowings
The following tables summarizes the Company’s debt position:

	As of June 30, 2022		As of December 31, 2021
	Revolving Credit Facility	Total	Revolving Credit Facility	Total
Current portion of long-term borrowings	$35,000	$35,000	$260,016	$260,016

Long-term borrowings	250,000	250,000	—	—
Total borrowings	$285,000	$285,000	$260,016	$260,016

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
Unamortized debt issuance costs for the Company’s revolving Credit Facility of $1,314 and $232 as of June 30, 2022 and December 31, 2021, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

Credit Agreement

The Company held a $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”), dated as of November 21, 2017 with certain lenders and Citibank N.A. as Administrative Agent (the “Credit Facility”). The Credit Facility had a maturity date of November 21, 2022 and was voluntarily pre-payable from time to time without premium or penalty.

On April 18, 2022, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into an Amendment and Restatement Agreement with Citibank, N.A. as Administrative Agent and certain lenders (the “2022 Credit Agreement”), pursuant to which the parties thereto amended and restated the Credit Agreement. Among other things, the 2022 Credit Agreement (a) provides for the issuance of new revolving credit commitments such that the aggregate amount of revolving credit commitments available to the Company is equal to $400,000; (b) extends the maturity date of the Credit Facility from November 21, 2022 to April 18, 2027; and (c) replaces LIBOR with Secured Overnight Financing Rate (“SOFR”) as the reference rate for the U.S. dollar borrowings.

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

The Credit Facility carried an effective interest rate as shown below:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Effective Interest Rate	2.0%	1.8%	1.7%	1.9%

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.
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

On August 27, 2021, the Company entered into a Payoff and Termination Agreement with the Purchaser, pursuant to which the Company prepaid and settled its outstanding obligations under the Notes, by electing a combination of cash and shares of the Company’s common stock. During the three and six months ended June 30, 2021, the Company recognized interest expense and amortization of debt discount of $2,003 and $3,989, respectively, on the Notes.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
Expected payments for all of the Company’s borrowings as of June 30, 2022 were as follows:

	Revolving Credit Facility	Interest Payments*
2022 (July 1 - December 31)	$25,000	$4,273
2023	10,000	7,850
2024	—	7,734
2025	—	7,734
2026	—	7,734
2027 and thereafter	250,000	2,900
Total	$285,000	$38,225

* Interest payments are based on effective interest rate as of June 30, 2022.
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of June 30, 2022 and December 31, 2021, the Company had outstanding letters of credit of $461, each, that were not recognized in the consolidated balance sheets.
18. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

The Company purchased shares of common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended June 30, 2022	—	$—	$—
Three months ended June 30, 2021	—	$—	$—

Six months ended June 30, 2022	27,219	$3,191	$117.23
Six months ended June 30, 2021	25,450	$2,015	$79.18

(1)The weighted average purchase price per share is based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the applicable vesting date of the shares of restricted stock.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

The Company purchased shares of its common stock, including commissions, under repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended June 30, 2022	205,716	$28,806	$140.03
Three months ended June 30, 2021	287,044	$28,409	$98.97

Six months ended June 30, 2022	427,049	$57,000	$133.47
Six months ended June 30, 2021	600,076	$55,409	$92.34

Repurchased shares have been recorded as treasury shares and will be held until the Company’s Board of Directors designates that these shares be retired or used for other purposes.

19. Employee Benefit Plans

The Company’s Gratuity Plan in India (the “India Plan”) provides for a lump sum payment to vested employees on retirement or upon termination of employment in an amount based on the respective employee’s salary and years of employment with the Company. In addition, the Company’s subsidiary operating in the Philippines conforms to the minimum regulatory benefit, which provide for lump sum payment to vested employees on retirement from employment in an amount based on the respective employee’s salary and years of employment with the Company (the “Philippines Plan”). Liabilities with regard to the India Plan and the Philippines Plan are determined by actuarial valuation using the projected unit credit method. Current service costs for these Plans are accrued in the year to which they relate. Actuarial gains or losses or prior service costs, if any, resulting from amendments to the plans are recognized and amortized over the remaining period of service of the employees.

Components of net periodic benefit costs, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost	$958	$885	$1,948	$1,774
Interest cost	313	234	636	469
Expected return on plan assets	(221)	(200)	(449)	(401)
Amortization of actuarial loss, gross of tax	149	176	304	355
Net gratuity cost	$1,199	$1,095	$2,439	$2,197

Income tax effects on amortization of actuarial loss	(45)	(71)	(92)	(122)
Amortization of actuarial loss, net of tax	$104	$105	$212	$233

The India Plan is partially funded whereas the Philippines plan is unfunded. The Company makes annual contributions to the employees’ gratuity fund of the India Plan established with Life Insurance Corporation of India and HDFC Standard Life Insurance Company. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company expects to earn a return of approximately 7.2% per annum on the India Plan for the year ended December 31, 2022.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

Change in Plan Assets
Plan assets at January 1, 2022	$13,605
Actual return	453
Employer contribution	—
Benefits paid*	(877)
Effect of exchange rate changes	(785)
Plan assets at June 30, 2022	$12,396

* Benefits payments were substantially made through the plan assets during the six-months ended June 30, 2022.

The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined social security contribution plan. The Company may make discretionary contributions of up to a maximum of 4.0% of employee compensation within certain limits.

The Company’s accrual for contributions to the 401(k) Plans were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Contribution to the 401(k) Plans	$1,026	$753	$3,043	$2,052

The Company’s contribution for various defined social security contribution plans on behalf of employees in India, the Philippines, the Czech Republic, South Africa, Colombia, Mexico, Australia and Singapore were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Contributions to the defined social security contribution plans	$4,549	$3,418	$8,762	$6,712

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
Supplemental balance sheet information

	As of
	June 30, 2022	December 31, 2021
Operating Lease
Operating lease right-of-use assets	$67,962	$76,692

Operating lease liabilities - Current	$18,548	$18,487
Operating lease liabilities - Non-current	59,224	68,506
Total operating lease liabilities	$77,772	$86,993

Finance Lease
Property and equipment, gross	$2,432	$2,685
Accumulated depreciation	(2,063)	(2,339)
Property and equipment, net	$369	$346

Finance lease liabilities - Current	$127	$141
Finance lease liabilities - Non-current	262	229
Total finance lease liabilities	$389	$370

Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s unaudited consolidated balance sheets.

The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended June 30,		Six months ended June 30,
Finance lease:	2022	2021	2022	2021
Amortization of right-of-use assets	$50	$50	$88	$102
Interest on lease liabilities	14	22	28	39
	64	72	116	141
Operating lease(a)	5,962	6,871	12,005	13,632
Variable lease costs	1,408	2,053	2,529	3,893
	$7,370	$8,924	$14,534	$17,525
Total lease cost	$7,434	$8,996	$14,650	$17,666
(a) Includes short-term leases, which are immaterial.
Supplemental cash flow and other information related to leases are as follows:

	Six months ended June 30,
	2022	2021
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$11,922	$13,327
Operating cash outflows for finance leases	$28	$39
Financing cash outflows for finance leases	$75	$107
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,540	$1,659
Right-of-use assets obtained in exchange for new finance lease liabilities	$118	$50

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)

Weighted-average remaining lease term (in years)
Finance lease	2.5 years	1.8 years
Operating lease	5.5 years	5.8 years
Weighted-average discount rate
Finance lease	14.5%	14.1%
Operating lease	7.0%	7.4%
The Company determines the incremental borrowing rate by adjusting the benchmark reference rates, with appropriate financing spreads applicable to the respective geographies where the leases were entered and lease specific adjustments for the effects of collateral.

The Company modified certain of its operating leases, resulting in an increase of its lease liabilities by $263 and a decrease of its lease liabilities by $226 during the six months ended June 30, 2022 and 2021, respectively, with a corresponding adjustment to ROU assets.

As of June 30, 2022 and December 31, 2021, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
Maturities of lease liabilities as of June 30, 2022 were as follows:

	Operating Leases	Finance Leases
2022 (July 1 - December 31)	$11,801	$94
2023	22,246	175
2024	17,659	106
2025	11,172	62
2026	8,986	35
2027 and thereafter	24,233	15
Total lease payments	$96,097	$487
Less: Imputed interest	18,325	98
Present value of lease liabilities	$77,772	$389

Maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
2022	$24,020	$185
2023	22,666	147
2024	17,745	72
2025	10,741	34
2026	8,395	17
2027 and thereafter	25,198	—
Total lease payments	$108,765	$455
Less: Imputed interest	21,772	85
Present value of lease liabilities	$86,993	$370

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
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

The Company’s effective tax rate decreased from 24.0% during the three months ended June 30, 2021 to 23.8% during the three months ended June 30, 2022. The Company recorded income tax expense of $11,125 and $8,865 for the three months ended June 30, 2022 and 2021, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The Company’s effective tax rate increased from 22.9% during the six months ended June 30, 2021 to 23.7% during the six months ended June 30, 2022. The Company recorded income tax expense of $22,327 and $17,823 for the six months ended June 30, 2022 and 2021, respectively. The increase in income tax expense was primarily as a result of higher profit during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, and an increase in non-deductible expenses, partially offset by higher excess tax benefits during the six months ended June 30, 2022.

Effective for taxable years beginning after December 31, 2021, Internal Code Section 174, Amortization of Research and Experimental Expenditures, provides that research and experimentation expenses can no longer be currently deducted, and instead are required to be capitalized. Such capitalized expenses are to be amortized over a period of five and fifteen years for the U.S. and foreign research, respectively. Although this change has no impact on the income statement due to offsetting current tax expense with corresponding deferred tax benefit, the change has resulted in an increase of $13,929 in the current tax liability and deferred tax asset balances, presented under “Income taxes payable, net” and “Deferred tax assets, net,” respectively, in the unaudited consolidated balance sheets as of June 30, 2022.

Income tax (deferred) recognized in AOCI were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Deferred taxes benefit / (expense) recognized on:
Unrealized loss on cash flow hedges	$2,801	$177	$2,798	$(221)
Reclassification adjustment for cash flow hedges	420	427	935	816
Reclassification adjustment for retirement benefits	(45)	(71)	(92)	(122)
Foreign currency translation loss	480	945	979	1,229
Total income tax benefit recognized in AOCI	$3,656	$1,478	$4,620	$1,702
22. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of revenues	$3,131	$1,854	$5,772	$3,390
General and administrative expenses	5,305	4,608	9,700	7,906
Selling and marketing expenses	4,904	3,608	9,092	6,606
Total	$13,340	$10,070	$24,564	$17,902

Income tax benefit related to share-based compensation, including excess tax benefits	$3,216	$2,074	$6,022	$4,432

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
As of June 30, 2022, the Company had 1,250,148 shares available for grant under the 2018 Omnibus Incentive Plan.

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	3,093	$27.62	$362	2.0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2022	3,093	$27.62	$370	1.5
Vested and exercisable at June 30, 2022	3,093	$27.62	$370	1.5
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock. For purposes of the match, “newly acquired shares” includes the employee’s open market purchase of the common stock and crediting of equity awards vesting under any existing stock award plan of the Company as having been purchased by such employees, in an amount between $100 to $500 per such employee.
The matching restricted stock units granted under the SMP will vest in two installments, with one-third to vest on the second anniversary of the grant date and the remaining two-thirds to vest on the third anniversary of the grant date; the newly acquired shares for which the matching restricted stock units were granted must also be held by the employee until such vesting dates. The Company’s underlying common stock issued pursuant to the vesting of the matching restricted stock units will not be marketable or transferable for a period of two years following the vesting date. Certain forfeiture and other conditions apply.
During the six months ended June 30, 2022, the Company granted 52,636 matching restricted stock units under the SMP.
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units (Others)		Restricted Stock Units (SMP)
	Number	Weighted-Average Fair Value	Number	Weighted-Average Fair Value
Outstanding at December 31, 2021*	982,187	$81.61	—	$—
Granted	349,748	120.49	52,636	124.76
Vested	(298,830)	73.89	—	—
Forfeited	(35,723)	95.11	—	—
Outstanding at June 30, 2022*	997,382	$97.08	52,636	$124.76

* As of June 30, 2022 and December 31, 2021 restricted stock units vested for which the underlying common stock is yet to be issued are 174,490 and 162,481 respectively.
As of June 30, 2022, unrecognized compensation cost of $85,851 is expected to be expensed over a weighted average period of 2.7 years.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the six months ended June 30, 2022, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three year period. The remaining 60% of each award recipient’s equity grants are PRSUs that are based on a market condition that is contingent on the Company’s meeting the total shareholder return relative to a group of peer companies specified under the program measured over a three-year performance period. However, the features of the equity incentive compensation program are subject to change by the Compensation Committee of our Board of Directors. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets.

Performance restricted stock unit activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding at December 31, 2021	58,864	$78.29	172,042	$113.74
Granted	52,702	119.98	79,001	155.67
Vested	—	—	—	—
Forfeited	(352)	119.98	(528)	155.67
Outstanding at June 30, 2022	111,214	$97.91	250,515	$126.88
As of June 30, 2022, unrecognized compensation cost of $29,712 is expected to be expensed over a weighted average period of 2.2 years.
The impact of COVID-19 on the economic environment is uncertain and has caused variability in the estimation of number of performance based restricted stock units that will eventually vest and the related compensation cost to be recognized in the unaudited consolidated statements of income.
Employee Stock Purchase Plan

On June 21, 2022, at the annual meeting of stockholders of the Company, the Company’s stockholders approved the ExlService Holdings, Inc. 2022 Employee Stock Purchase Plan (the “2022 ESPP”). The 2022 ESPP was approved, subject to stockholder approval, by the board of directors of the Company on April 13, 2022.

The 2022 ESPP allows eligible employees to purchase the Company’s shares of common stock through payroll deductions at a pre-specified discount to the lower of closing price of the Company’s common shares on the date of offering or the last business day of each purchase interval. The dollar amount of shares of common stock that can be purchased under the 2022 ESPP must not exceed 15% of the participating employee’s compensation during the offering period, subject to a cap of $25 per employee per calendar year. The first offering period under the 2022 ESPP is expected to occur in the fourth quarter of 2022. The Company has registered 800,000 shares of common stock to be reserved for issuance over the term of the 2022 ESPP.

23. Related Party Disclosures

In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc. which beneficially owns more than 10% of the Company’s common stock as of June 30, 2022. During the three and six month periods ended June 30, 2022, the Company recognized revenues, net of $574 related to this service contract. The Company had outstanding accounts receivable, net of $574 related to this service contract as of June 30, 2022.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
24. Commitments and Contingencies

Capital Commitments

At June 30, 2022, the Company had committed to spend approximately $5,600 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in the unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment, net.”

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

The Company’s operations centers in the Philippines are registered with the Philippine Economic Zone Authority. The registration provides the Company with certain fiscal incentives on the import of capital goods and local purchase of services and materials and requires ExlService Philippines, Inc. to meet certain performance investment criteria and certain other criteria, including but not limited to work-from-office norms, etc. The Company believes that these centers have in the past complied with the requirements.

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

The aggregate amount demanded by Indian tax authorities (net of advance payments) from the Company related to its transfer pricing and other corporate tax issues for tax years 2003 to 2019 and its permanent establishment issues for tax years 2003 to 2006 as of June 30, 2022 and December 31, 2021 is $29,474 and $34,276, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,889 and $7,954, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,212 and $6,172 as of June 30, 2022 and December 31, 2021, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,677 and $1,782 as of June 30, 2022 and December 31, 2021, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s unaudited consolidated balance sheets.

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

India’s Value Added Tax (“VAT”) regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT tax demands for tax years 2015 and 2017 in an amount of $5,788 and $6,387 as of June 30, 2022 and December 31, 2021, respectively. Beginning in the first quarter of 2020, the GST authorities rejected the Company’s refunds claims in an amount of $3,655 and $3,322 as of June 30, 2022 and December 31, 2021, respectively. The Company has filed appeals against these

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
June 30, 2022
(In thousands, except per share amount and share count)
matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of June 30, 2022 and December 31, 2021.

One of the Company’s subsidiaries in India is undergoing an assessment with the statutory authority with respect to defined social security contribution plan. The Company believes that the amount demanded by such authority is not meaningful indicator of the potential liabilities of the Company, and that the matter is without merit, and the Company intends to vigorously defend against it. As of the reporting date, based on legal advice, the Company believes it is currently impracticable to reliably estimate the timing and amount of any payments the Company may be required to make in this ongoing matter. The Company will continue to monitor and evaluate its position based on future events and developments in this matter for implications on the Company’s financial statements, if any. The Company’s management does not believe that any ultimate assessment will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

We have described in this Quarterly Report on Form 10-Q, the impact of the global Coronavirus Disease 2019 pandemic (“COVID-19”) on our financial results for the quarter ended June 30, 2022. See “Cautionary Note Regarding Forward-Looking Statements” below, and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further information regarding risks and uncertainties relating to COVID-19.
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

On June 10, 2022, the Company, through its wholly owned subsidiary ExlService.com, LLC, entered into an Asset Purchase Agreement to acquire certain assets of Inbound, a digital marketing business focused primarily on lead generation in the insurance space. The acquisition expands our digital direct-to-consumer marketing services by adding proven performance marketing, lead generation and customer engagement capabilities to our suite of end-to-end marketing solutions, proprietary data sets and robust consumer analytics.

Continued Impact of COVID-19 on Our Business

Over the course of 2020 and 2021, and continuing into first half of 2022, our clients, contractors, suppliers, and other partners adapted in order to conduct business activities in a COVID-19 environment. As the global economy continued to adapt to the impact of COVID-19, our clients are focused on receiving personalized customer experiences, optimizing costs and supporting resilient operating models. We remain committed to helping our clients adapt and thrive through the ongoing uncertainties caused by COVID-19 and, going forward, to the shifting business environment, which has led to increased demand for digital capabilities.

Our remote working delivery capability steadily improved throughout 2021 and during the first half of 2022. We are able to deliver a significant portion of our clients’ current requirements in a remote work model. In 2022, we implemented a new work standard under which employees in many of our locations, where permitted by local laws and regulations, and where the role and client requirements permit, will have the opportunity to choose between different work arrangements. Subject to local rules and regulations, these work arrangements include working in a hybrid arrangement or a fully remote arrangement, with occasional work from the office when warranted. We have begun to re-open our operation centers and offices globally with a focus on safety and consistency with applicable local regulations.

We continue to focus on effectively managing the unprecedented challenges and uncertainties of the pandemic on a global basis. Management has prioritized the health and safety of our employees and their families: we have adopted numerous safety procedures at our global facilities, including hygiene and disinfection protocols, testing and contact tracing, social distancing and wearing personal protective equipment. We share best practices throughout our facilities globally in order to standardize effective safety guidelines and procedures across our operations. Our safety guidelines and procedures are updated on a regular basis.

While many of the COVID-19 related restrictions have been lifted in the geographies in which we operate, there have been periodic resurgences of COVID-19 as a result of new strains and variants, which has led us to monitor our work model and / or implement additional safety procedures.

We believe our actions have been successful and that the pandemic has not significantly affected our business, results of operations, financial position and cash flow during the first half of 2022, however the impact of the pandemic for the period beyond the first half of 2022 will depend on many evolving and uncertain factors that are not within our control.

For additional information and risks related to COVID-19, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Revenues

For the three months ended June 30, 2022, we had revenues of $346.8 million compared to revenues of $275.1 million for the three months ended June 30, 2021, an increase of $71.7 million, or 26.1%. For the six months ended June 30, 2022, we had revenues of $676.0 million compared to revenues of $536.5 million for the six months ended June 30, 2021, an increase of $139.5 million, or 26.0%.

We serve clients mainly in the United States and the United Kingdom, which generated 86.1% and 9.3%, respectively, of our total revenues for the three months ended June 30, 2022, and 85.5% and 9.5%, respectively, of our total revenues for the three months ended June 30, 2021. For the six months ended June 30, 2022, these two regions generated 85.9% and 9.6%, respectively, of our total revenues and 85.7% and 9.5%, respectively, of our total revenues for the six months ended June 30, 2021.

For the three months ended June 30, 2022 and 2021, our total revenues from our top ten clients accounted for 36.2% and 37.8% of our total revenues, respectively. For the six months ended June 30, 2022 and 2021, our total revenues from our top ten clients accounted for 36.2% and 38.5% of our total revenues, respectively. Our revenue concentration with our top clients remains largely consistent year-over-year and we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

Analytics: Our analytics services focus on driving improved business outcomes for our clients by unlocking deep insights from data and create data driven solutions across all parts of our clients’ business. We also provide care optimization and reimbursement optimization services, for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our teams deliver predictive and prescriptive analytics in the areas of customer acquisition and lifecycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, payment integrity and care management and data management. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house ML and AI capabilities to create insights and improve decision making for our clients. Our acquisition of Clairvoyant in December 2021 strengthens our analytics capabilities by adding additional expertise in data engineering and cloud enablement, further supporting our clients in the insurance, healthcare, banking and financial services, and retail industries. We actively cross-sell and, where appropriate, integrate our analytics services with other digital operations and solutions as part of a comprehensive offering for our clients. Our projects-based analytics services are cyclical and can be significantly affected by variations in business cycles. In addition, our projects-based analytics services are documented in contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to fluctuations and uncertainties in the revenues generated from providing analytics services.

We anticipate that revenues from our analytics services will grow as we expand our service offerings and client base, both organically and through acquisitions.

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2022, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations
The following table summarizes our results of operations for the three months and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(dollars in millions)		(dollars in millions)
Revenues, net	$346.8	$275.1	$676.0	$536.5
Cost of revenues(1)	221.2	170.7	428.7	329.5
Gross profit(1)	125.6	104.4	247.3	207.0
Operating expenses:
General and administrative expenses	40.5	36.5	80.4	67.2
Selling and marketing expenses	24.0	19.8	48.2	38.0
Depreciation and amortization expense	14.1	12.3	27.7	24.4
Total operating expenses	78.6	68.6	156.3	129.6
Income from operations	47.0	35.8	91.0	77.4
Foreign exchange gain, net	1.4	1.4	3.2	1.8
Interest expense	(1.5)	(2.5)	(2.4)	(5.0)
Other income/(loss), net	(0.2)	2.2	2.2	3.6
Income before income tax expense and earnings from equity affiliates	46.7	36.9	94.0	77.8
Income tax expense	11.1	8.9	22.3	17.9
Income before earnings from equity affiliates	35.6	28.0	71.7	59.9
Gain from equity-method investment	0.2	—	0.3	—
Net income attributable to ExlService Holdings, Inc. stockholders	$35.8	$28.0	$72.0	$59.9

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues.

The following table summarizes our revenues by reportable segments:

	Three months ended June 30,			Percentage change
	2022	2021	Change
	(dollars in millions)
Insurance	$108.5	$94.7	$13.8	14.6%
Healthcare	23.1	28.3	(5.2)	(18.4)%
Emerging Business	53.9	40.7	13.2	32.4%
Analytics	161.3	111.4	49.9	44.8%
Total revenues, net	$346.8	$275.1	$71.7	26.1%

Revenues for the three months ended June 30, 2022 were $346.8 million, up $71.7 million, or 26.1%, compared to the three months ended June 30, 2021, driven primarily by revenue growth in Analytics.

Revenue growth in Insurance of $13.8 million was primarily driven by expansion of business from our new and existing clients aggregating to $15.1 million. This was partially offset by a loss of $1.3 million mainly attributable to the depreciation of the Australian dollar, the U.K. pound sterling and the Indian rupee against the U.S. dollar during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Insurance revenues were 31.3% and 34.4% of our total revenues during the three months ended June 30, 2022 and June 30, 2021, respectively.

Revenue decline in Healthcare of $5.2 million was driven by the ramp-down in certain existing clients aggregating to $5.2 million during the three months ended June 30, 2022. Healthcare revenues were 6.7% and 10.3% of our total revenues during the three months ended June 30, 2022 and June 30, 2021, respectively.

Revenue growth in Emerging Business of $13.2 million was primarily driven by expansion of business from our new and existing clients aggregating to $14.7 million. This was partially offset by a loss of $1.5 million mainly attributable to the depreciation of the U.K. pound sterling, the Indian rupee and the Euro against the U.S. dollar during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Emerging Business revenues were 15.5% and 14.8% of our total revenues during the three months ended June 30, 2022 and June 30, 2021, respectively.

Revenue growth in Analytics of $49.9 million was attributable to the higher volumes in our annuity and project-based engagements from our new and existing clients of $40.2 million, and contributions from our acquisition of Clairvoyant in December 2021 of $11.0 million. This was partially offset by a loss of $1.3 million mainly attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Analytics revenues were 46.5% and 40.5% of our total revenues during the three months ended June 30, 2022 and June 30, 2021, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Three months ended June 30,		Change	Percentage change	Three months ended June 30,		Change
	2022	2021			2022	2021
	(dollars in millions)
Insurance	$70.6	$59.4	$11.2	19.0%	34.9%	37.3%	(2.4)%
Healthcare	17.7	17.7	—	—%	23.2%	37.4%	(14.2)%
Emerging Business	31.2	22.3	8.9	39.7%	42.1%	45.1%	(3.0)%
Analytics	101.7	71.3	30.4	42.6%	37.0%	36.0%	1.0%
Total	$221.2	$170.7	$50.5	29.6%	36.2%	37.9%	(1.7)%

For the three months ended June 30, 2022, cost of revenues was $221.2 million compared to $170.7 million for the three months ended June 30, 2021, an increase of $50.5 million, or 29.6%. Our gross margin for the three months ended June 30, 2022 was 36.2%, compared to 37.9% for the three months ended June 30, 2021, a decrease of 170 basis points (“bps”).

The increase in cost of revenues in Insurance of $11.2 million during the three months ended June 30, 2022 was primarily due to increases in employee-related costs of $11.3 million on account of higher headcount, performance incentives and wage inflation, and higher technology costs of $1.6 million on account of increased leverage of the remote work model, partially offset by foreign exchange gain, net of hedging of $1.7 million. Gross margin in Insurance decreased by 240 bps during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to increases in employee-related costs and lower margins in certain new clients due to ramp-ups during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The cost of revenues in Healthcare remained unchanged at $17.7 million during the three months ended June 30, 2022 and 2021. This was driven by increases in employee-related costs of $0.4 million on account of higher headcount, performance incentives and wage inflation, offset by lower travel costs and optimization of office space aggregating to $0.4 million. Gross margin in Healthcare decreased by 1,420 bps during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to lower revenues.

The increase in cost of revenues in Emerging Business of $8.9 million during the three months ended June 30, 2022 was primarily due to increases in employee-related costs of $9.2 million on account of higher headcount, performance incentives and wage inflation, and higher technology costs of $1.0 million on account of increased leverage of the remote work model, partially offset by foreign exchange gain, net of hedging of $1.3 million. Gross margin in Emerging Business decreased by 300 bps during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to lower margins associated with ramp-ups in certain new clients during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The increase in cost of revenues in Analytics of $30.4 million during the three months ended June 30, 2022 was primarily due to increases in employee-related costs of $27.7 million on account of higher headcount, performance incentives and wage inflation, including incremental cost related to our acquisition of Clairvoyant in December 2021. The remaining increase was attributable to higher travel costs of $1.1 million, higher technology costs of $0.7 million on account of increased leverage of the remote work model, and higher other operating costs of $3.2 million. This was partially offset by foreign exchange gain, net of hedging of $2.3 million. Gross margin in Analytics increased by 100 bps during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to higher revenues during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended June 30,		Change	Percentage change
	2022	2021
	(dollars in millions)
General and administrative expenses	$40.5	$36.5	$4.0	10.8%
Selling and marketing expenses	24.0	19.8	4.2	21.6%
Selling, general and administrative expenses	$64.5	$56.3	$8.2	14.6%
As a percentage of revenues	18.6%	20.4%

The increase in SG&A expenses of $8.2 million was primarily due to higher employee-related costs of $6.8 million on account of a higher headcount, performance incentives and wage inflation, including incremental costs related to our acquisition of Clairvoyant in December 2021, increase in technology cost of $1.9 million on account of continued investments in digital capabilities, higher travel costs $1.0 million and other operating costs of $1.8 million, partially offset by higher COVID-19 related expenses of $2.2 million during the three months ended June 30, 2021 and foreign exchange gain, net of hedging of $1.1 million, during the three months ended June 30, 2022.
Depreciation and Amortization.

	Three months ended June 30,		Change	Percentage change
	2022	2021
	(dollars in millions)
Depreciation expense	$10.0	$8.9	$1.1	11.4%
Intangible amortization expense	4.1	3.4	0.7	22.0%
Depreciation and amortization expense	$14.1	$12.3	$1.8	14.3%
As a percentage of revenues	4.1%	4.5%

The increase in intangibles amortization expense of $0.7 million was primarily due to amortization of intangibles associated with our acquisition of Clairvoyant in December 2021, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in depreciation expense of $1.1 million was primarily due to depreciation related to our investments in digital capabilities and computer and networking equipment of $1.3 million, partially offset by foreign exchange gain, net of hedging of $0.2 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Income from Operations. Income from operations increased by $11.2 million, or 31.4%, from $35.8 million for the three months ended June 30, 2021 to $47.0 million for the three months ended June 30, 2022, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the three months ended June 30, 2022. As a percentage of revenues, income from operations increased from 13.0% for the three months ended June 30, 2021 to 13.6% for the three months ended June 30, 2022.

Foreign Exchange Gain/(Loss). Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the three months ended June 30, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 73.67 during the three months ended June 30, 2021 to 77.68 during the three months ended June 30, 2022. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.40 during the three months ended June 30, 2021 to 1.24 during the three months ended June 30, 2022. The average exchange rate of the U.S. dollar against the Philippine peso increased from 48.20 during the three months ended June 30, 2021 to 53.18 during the three months ended June 30, 2022. The average exchange rate of the U.S. dollar against the South African ZAR increased from 14.15 during the three months ended June 30, 2021 to 15.94 during the three months ended June 30, 2022.

We recorded a net foreign exchange gain of $1.4 million, each, for the three months ended June 30, 2022 and 2021.

Interest expense. Interest expense decreased from $2.5 million for the three months ended June 30, 2021 to $1.5 million for the three months ended June 30, 2022, primarily due to the settlement of outstanding obligations under the Notes (as defined under Note 17 – Borrowings-Convertible Senior Notes to our unaudited consolidated financial statements”) on August 27, 2021, partially offset by higher outstanding obligations under our Credit Facility bearing a relatively lower effective interest rate as compared to the Notes during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.
Other Income/(Loss), net.

	Three months ended June 30,			Percentage change
	2022	2021	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds and money market funds	$0.7	$1.6	$(0.9)	(61.7)%
Interest income	0.8	0.7	0.1	22.9%
Other, net	(1.7)	(0.1)	(1.6)	1,182.9%
Other income/(loss), net	$(0.2)	$2.2	$(2.4)	(107.9)%

Other income/(loss), net decreased by $2.4 million, from an income of $2.2 million for the three months ended June 30, 2021 to an expense of $0.2 million for the three months ended June 30, 2022. The decrease is primarily due to a fair value adjustment to recognize an increase in contingent consideration liability of $1.0 million related to our acquisition of Clairvoyant in December 2021, and lower return on mutual fund investments of $0.9 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Income Tax Expense. The effective tax rate decreased from 24.0% during the three months ended June 30, 2021 to 23.8% during the three months ended June 30, 2022. We recorded income tax expense of $11.1 million and $8.9 million for the three months ended June 30, 2022 and 2021, respectively. The increase in income tax expense was primarily a result of higher profit during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Net Income. Net income increased from $28.0 million for the three months ended June 30, 2021 to $35.8 million for the three months ended June 30, 2022, primarily due to increase in income from operations of $11.2 million, lower interest expense of $1.0 million and higher gain from equity-method investment of $0.2 million, partially offset by lower other income/(loss), net of $2.4 million and higher income tax expense of $2.2 million. As a percentage of revenues, net income increased marginally from 10.2% for the three months ended June 30, 2021 to 10.3% for the three months ended June 30, 2022.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues.

The following table summarizes our revenues by reportable segments:

	Six months ended June 30,			Percentage change
	2022	2021	Change
	(dollars in millions)
Insurance	$211.8	$185.8	$26.0	14.0%
Healthcare	49.3	58.6	(9.3)	(15.9)%
Emerging Business	104.6	78.4	26.2	33.5%
Analytics	310.3	213.7	96.6	45.2%
Total revenues, net	$676.0	$536.5	$139.5	26.0%

Revenues for the six months ended June 30, 2022 were $676.0 million, up $139.5 million, or 26.0%, compared to the six months ended June 30, 2021, driven primarily by revenue growth in Analytics.

Revenue growth in Insurance of $26.0 million was primarily driven by expansion of business from our new and existing clients aggregating to $27.8 million. This was partially offset by a loss of $1.8 million mainly attributable to the depreciation of the Australian dollar, U.K. pound sterling and the Indian rupee against the U.S. dollar during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Insurance revenues were 31.3% and 34.7% of our total revenues during the six months ended June 30, 2022 and June 30, 2021, respectively.

Revenue decline in Healthcare of $9.3 million was driven by the ramp-down in certain existing clients aggregating to $9.3 million during the six months ended June 30, 2022. Healthcare revenues were 7.3% and 10.9% of our total revenues during the six months ended June 30, 2022 and June 30, 2021, respectively.

Revenue growth in Emerging Business of $26.2 million was primarily driven by expansion of business from our new and existing clients of $28.3 million. This was partially offset by a loss of $2.1 million mainly attributable to the depreciation of the U.K. pound sterling, the Indian rupee and the Euro against the U.S. dollar during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Emerging Business revenues were 15.5% and 14.6% of our total revenues during the six months ended June 30, 2022 and June 30, 2021, respectively.

Revenue growth in Analytics of $96.6 million was attributable to the higher volumes in our annuity and project based engagements from our new and existing clients of $77.1 million, and contributions from our acquisition of Clairvoyant in December 2021 of $21.2 million. This was partially offset by a loss of $1.7 million mainly attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Analytics revenues were 45.9% and 39.8% of our total revenues during the six months ended June 30, 2022 and June 30, 2021, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Six months ended June 30,			Percentage change	Six months ended June 30,		Change
	2022	2021	Change		2022	2021
	(dollars in millions)
Insurance	$135.7	$115.5	$20.2	17.6%	35.9%	37.9%	(2.0)%
Healthcare	35.3	35.1	0.2	0.8%	28.2%	40.1%	(11.9)%
Emerging Business	60.4	43.1	17.3	39.9%	42.2%	44.9%	(2.7)%
Analytics	197.3	135.8	61.5	45.2%	36.5%	36.5%	0.0%
Total	$428.7	$329.5	$99.2	30.1%	36.6%	38.6%	(2.0)%

For the six months ended June 30, 2022, cost of revenues was $428.7 million compared to $329.5 million for the six months ended June 30, 2021, an increase of $99.2 million, or 30.1%. Our gross margin for the six months ended June 30, 2022 was 36.6% compared to 38.6% for six months ended June 30, 2021, a decrease of 200 bps.

The increase in cost of revenues in Insurance of $20.2 million during the six months ended June 30, 2022 was primarily due to increases in employee-related costs of $19.1 million on account of higher headcount, performance incentives and wage inflation, and higher technology costs of $3.0 million on account of increased leverage of the remote work model, partially offset by foreign exchange gain, net of hedging of $1.9 million. Gross margin in Insurance decreased by 200 bps during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to increases in employee-related costs during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

The increase in cost of revenues in Healthcare of $0.2 million during the six months ended June 30, 2022 was primarily due to increases in employee-related costs of $1.1 million on account of wage inflation, partially offset by lower travel costs of $0.5 million and foreign exchange gain, net of hedging of $0.4 million. Gross margin in Healthcare decreased by 1,190 bps during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to lower revenues and higher operating expenses associated with the ramp-down of certain existing clients during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

The increase in cost of revenues in Emerging Business of $17.3 million during the six months ended June 30, 2022 was primarily due to increases in employee-related costs of $16.2 million on account of higher headcount, performance incentives and wage inflation, higher technology costs of $2.2 million on account of increased leverage of the remote work model and higher travel costs of $0.9 million, partially offset by foreign exchange gain, net of hedging of $2.0 million. Gross margin in Emerging Business decreased by 270 bps during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to lower margins associated with ramp-ups in certain new clients during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

The increase in cost of revenues in Analytics of $61.5 million during the six months ended June 30, 2022 was primarily due to increases in employee-related costs of $56.1 million on account of higher headcount, performance incentives and wage inflation, including incremental cost related to our acquisition of Clairvoyant in December 2021. The remaining increase was attributable to higher travel costs of $2.1 million, higher technology costs of $1.2 million on account of increased leverage of the remote work model and higher other operating costs of $5.3 million. This was partially offset by foreign exchange gain, net of hedging of $3.2 million. Gross margin in Analytics remained unchanged during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Selling, General and Administrative (“SG&A”) Expenses.

	Six months ended June 30,			Percentage change
	2022	2021	Change
	(dollars in millions)
General and administrative expenses	$80.4	$67.2	$13.2	19.6%
Selling and marketing expenses	48.2	38.0	10.2	26.9%
Selling, general and administrative expenses	$128.6	$105.2	$23.4	22.2%
As a percentage of revenues	19.0%	19.6%

The increase in SG&A expenses of $23.4 million was primarily due to higher employee-related costs of $17.4 million on account of a higher headcount, performance incentives and wage inflation, including incremental costs related to our acquisition of Clairvoyant in December 2021, increase in technology cost of $5.3 million on account of continued investments in digital capabilities, higher other operating costs of $3.2 million and travel costs of $1.3 million, partially offset by higher COVID-19 related expenses of $2.2 million during the six months ended June 30, 2021 and foreign exchange gain, net of hedging of $1.6 million, during the six months ended June 30, 2022.

Depreciation and Amortization.

	Six months ended June 30,			Percentage change
	2022	2021	Change
	(dollars in millions)
Depreciation expense	$19.1	$17.6	$1.5	7.9%
Intangible amortization expense	8.6	6.8	1.8	27.7%
Depreciation and amortization expense	$27.7	$24.4	$3.3	13.4%
As a percentage of revenues	4.1%	4.6%

The increase in intangibles amortization expense of $1.8 million was primarily due to amortization of intangibles associated with our acquisition of Clairvoyant in December 2021, partially offset by decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in depreciation expense of $1.5 million was primarily due to depreciation related to our investments in digital capabilities and computer and networking equipment of $1.8 million, partially offset by foreign exchange gain, net of hedging of $0.3 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Income from Operations. Income from operations increased by $13.6 million, or 17.7%, from $77.4 million for the six months ended June 30, 2021 to $91.0 million for the six months ended June 30, 2022, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the six months ended June 30, 2022. As a percentage of revenues, income from operations decreased from 14.4% for the six months ended June 30, 2021 to 13.5% for the six months ended June 30, 2022.

Foreign Exchange Gain/(Loss). Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the six months ended June 30, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 73.42 during the six months ended June 30, 2021 to 76.46 during the six months ended June 30, 2022. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.39 during the six months ended June 30, 2021 to 1.29 during the six months ended June 30, 2022. The average exchange rate of the U.S. dollar against the Philippine peso increased from 48.29 during the six months ended June 30, 2021 to 52.25 during the six months ended June 30, 2022. The average exchange rate of the U.S. dollar against the South African ZAR increased from 14.58 during the six months ended June 30, 2021 to 15.54 during the six months ended June 30, 2022.

We recorded a net foreign exchange gain of $3.2 million for the six months ended June 30, 2022, compared to the net foreign exchange gain of $1.8 million for the six months ended June 30, 2021.

Interest expense. Interest expense decreased from $5.0 million for the six months ended June 30, 2021 to $2.4 million for the six months ended June 30, 2022, primarily due to the settlement of outstanding obligations under the Notes (as defined under Note 17 – Borrowings-Convertible Senior Notes to our unaudited consolidated financial statements”) on August 27, 2021, partially offset by higher outstanding obligations under our Credit Facility bearing a relatively lower effective interest rate as compared to the Notes during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Other Income/(Loss), net.

	Six months ended June 30,			Percentage change
	2022	2021	Change
Gain on sale and mark-to-market of mutual funds and money market funds	$1.9	$2.7	$(0.8)	(32.2)%
Interest and dividend income	2.2	1.3	0.9	71.7%
Other, net	(1.9)	(0.4)	(1.5)	336.3%
Other income/(loss), net	$2.2	$3.6	$(1.4)	(38.3)%

Other income/(loss), net decreased by $1.4 million, from $3.6 million for the six months ended June 30, 2021 to $2.2 million for the six months ended June 30, 2022. The decrease is primarily due to a fair value adjustment to recognize an increase in contingent consideration liability of $1.0 million related to our acquisition of Clairvoyant in December 2021, and lower return on mutual fund investments of $0.8 million, partially offset by interest on income tax refunds of $0.7 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Income Tax Expense. The effective tax rate increased from 22.9% during the six months ended June 30, 2021 to 23.7% during the six months ended June 30, 2022. We recorded income tax expense of $22.3 million and $17.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase in income tax expense was primarily as a result of higher profit during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, and an increase in non-deductible expenses, partially offset by higher excess tax benefits during the six months ended June 30, 2022.

Net Income. Net income increased from $59.9 million for the six months ended June 30, 2021 to $72.0 million for the six months ended June 30, 2022, primarily due to increase in income from operations of $13.6 million, lower interest expense of $2.6 million, higher foreign exchange gain, net of $1.4 million and higher gain from equity-method investment of $0.3 million, partially offset by higher income tax expense of $4.4 million and lower other income/(loss), net of $1.4 million. As a percentage of revenues, net income decreased from 11.2% for the six months ended June 30, 2021 to 10.7% for the six months ended June 30, 2022.

Liquidity and Capital Resources

	Six months ended June 30,
	2022	2021
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$143.8	$225.5
Net cash provided by operating activities	53.1	53.9
Net cash (used for)/provided by investing activities	(41.0)	11.7
Net cash used for financing activities	(35.3)	(131.4)
Effect of exchange rate changes	(5.4)	(2.2)
Closing cash, cash equivalents and restricted cash	$115.2	$157.5

As of June 30, 2022 and 2021, we had $265.2 million and $294.7 million, respectively, in cash, cash equivalents and short-term investments, of which $241.1 million and $254.2 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities regarding distribution to fund our operations in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions.

Operating Activities: Net cash provided by operating activities was $53.1 million for the six months ended June 30, 2022 as compared to net cash provided by operating activities of $53.9 million for the six months ended June 30, 2021, reflecting our cash earnings and effective management of working capital needs. The major drivers contributing to the decrease of $0.8 million year-over-year included the following:

•A decrease in accrued employee costs, offset by an increase in accrued expenses and other liabilities contributed to a lower cash flow of $33.0 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to higher payments (net of accruals) of annual performance incentives of $39.7 million, offset by higher employee costs accruals of $3.2 million and higher accrued expenses due to an increase in our cost base to support revenue growth of $3.5 million.

•Changes in accounts receivable, including advance billings, contributed higher cash flow of $15.5 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was a result of lower cash flows during the six months ended June 30, 2021 due to higher advance collections during the three months ended December 31, 2020. This was partially offset by higher accounts receivable resulting from revenue growth during the six months ended June 30, 2022 and increase in our accounts receivable days sales outstanding which was 60 days as of June 30, 2022 as compared to 58 days as of June 30, 2021.

•An increase in net income of $12.1 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in income from operations of $13.6 million driven by higher revenues, lower interest expense of $2.6 million and higher gain from equity-method investment of $0.3 million, partially offset by higher income tax expense of $4.4 million.

•Other drivers increasing cash flows during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 included: lower income tax payments, net of refunds, of $4.4 million, primarily due to withholding tax payments during the six months ended June 30, 2021, offset by higher advance income tax payments on higher net income during the six months ended June 30, 2022.

Investing Activities: Cash flows used for investing activities were $41.0 million for the six months ended June 30, 2022 as compared to cash flows provided by investing activities of $11.7 million for the six months ended June 30, 2021. The increase in cash flows used for investing activities of $52.7 million is mainly due to higher net purchase of investments of $13.5 million during six months ended June 30, 2022 as compared to net redemption of investments of $31.0 million during the six months ended June 30, 2021. The increase is also due to higher capital expenditures in infrastructure, technology assets, software and product developments of $5.5 million and acquisitions related payouts of $2.6 million during the six months ended June 30, 2022.

Financing Activities: Cash flows used for financing activities were $35.3 million during the six months ended June 30, 2022 as compared to cash flows used for financing activities of $131.4 million during the six months ended June 30, 2021. The decrease of $96.1 million was primarily due to net proceeds of our borrowings under our revolving Credit Facility of $25.0 million during the six months ended June 30, 2022 as compared to net repayment of our borrowings of $74.0 million during the six months ended June 30, 2021. This was partially offset by higher purchases of treasury stock by $2.8 million under our share repurchase program during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $25.1 million of capital expenditures in the six months ended June 30, 2022. We expect to incur total capital expenditures of between $40.0 million to $45.0 million in 2022, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

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

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under Gratuity plans and uncertain tax positions. See Note 17 - Borrowings, Note 20 - Leases, and Note 24 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of June 30, 2022 and December 31, 2021, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are not reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from April 1, 2020 and ending December 31, 2020. The deferred amount is payable as follows: (1) 50% of the deferred amount was paid on or before December 31, 2021 and (2) the remaining 50% of the deferred amount will be paid on or before December 31, 2022. Our deferred contributions, net of payments to FICA was $3.1 million as of June 30, 2022 and December 31, 2021, each, which will be paid on or before December 31, 2022.

Financing Arrangements (Debt Facility)
The following tables summarizes our debt position:

	As of June 30,2022		As of December 31, 2021
	(dollars in millions)		(dollars in millions)
	Revolving Credit Facility	Total	Revolving Credit Facility	Total
Current portion of long-term borrowings	$35.0	$35.0	$260.0	$260.0

Long-term borrowings	250.0	250.0	—	—
Total borrowings	$285.0	$285.0	$260.0	$260.0
Unamortized debt issuance costs for our revolving Credit Facility of $1.3 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively, is presented under “Other current assets” and “Other assets,” as applicable in our consolidated balance sheets.
See Note 17 - Borrowings to our unaudited consolidated financial statements herein for further details.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2—“Recent Accounting Pronouncements” to our unaudited consolidated financial statements contained herein.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2022, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of June 30, 2022, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the six months ended June 30, 2022, our management excluded an evaluation of the disclosure controls and procedures of Clairvoyant and Inbound which we acquired on December 16, 2021 and June 10, 2022, respectively. See Note 9 - Business Combination, Goodwill and Intangible Assets to our unaudited consolidated financial statements contained herein for details of our acquisition.

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

The Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Additional sanctions could further damage or disrupt international commerce. Although we have no operations in Russia or Ukraine, certain of our customers and suppliers may have been or may in the future be impacted by these events. Moreover, the ongoing effects of the hostilities and sanctions may not be limited to Russia and Russian companies and may spill over to and negatively impact other regional and global economic markets. A prolonged conflict may result in increased inflation, rising energy prices and constrained supply chain, and thus may lead to inflationary global economic environment. At this time, the extent and duration of the military action, resulting sanctions and future economic and market disruptions, and resulting effects on the Company, are impossible to predict.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2022, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	46,778	$145.50	46,778	$265,000,088
May 1, 2022 through May 31, 2022	75,089	$132.59	75,089	$255,044,097
June 1, 2022 through June 30, 2022	83,849	$143.64	83,849	$243,000,163
Total	205,716	$140.03	205,716	$—

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

10.1
Amendment and Restatement Agreement, dated April 18, 2022, by and among the Company and the other loan parties thereto, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on April 20, 2022.

10.2	ExlService Holdings, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 22, 2022.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2022	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)