Form 10-Q
period 2022-09-30
ExlService Holdings, Inc.
filed 2022-10-27
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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

As of October 25, 2022, there were 33,064,611 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$89,262	$135,337
Short-term investments	172,889	179,430
Restricted cash	7,013	6,174
Accounts receivable, net	256,911	194,232
Other current assets	54,509	62,971
Total current assets	580,584	578,144
Property and equipment, net	79,933	86,008
Operating lease right-of-use assets	61,966	76,692
Restricted cash	1,996	2,299
Deferred tax assets, net	54,898	21,404
Intangible assets, net	69,008	81,082
Goodwill	405,781	403,902
Long-term investments	34,724	3,190
Other assets	29,838	30,183
Total assets	$1,318,728	$1,282,904
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,487	$5,647
Current portion of long-term borrowings	35,000	260,016
Deferred revenue	19,279	20,000
Accrued employee costs	92,252	114,285
Accrued expenses and other current liabilities	96,800	76,350
Current portion of operating lease liabilities	16,740	18,487
Income taxes payable, net	23,410	901
Total current liabilities	286,968	495,686
Long-term borrowings, less current portion	235,000	—
Operating lease liabilities, less current portion	54,174	68,506
Deferred tax liabilities, net	759	965
Other non-current liabilities	37,243	24,591
Total liabilities	614,144	589,748
Commitments and contingencies (Refer to Note 25)
ExlService Holdings, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,798,956 shares issued and 33,051,021 shares outstanding as of September 30, 2022 and 39,508,340 shares issued and 33,291,482 shares outstanding as of December 31, 2021	40	40
Additional paid-in capital	432,492	395,742
Retained earnings	867,256	756,137

Accumulated other comprehensive loss	(154,203)	(89,474)
Total including shares held in treasury	1,145,585	1,062,445
Less: 6,747,935 shares as of September 30, 2022 and 6,216,858 shares as of December 31, 2021, held in treasury, at cost	(441,001)	(369,289)
Total stockholders’ equity	704,584	693,156
Total liabilities and stockholders’ equity	$1,318,728	$1,282,904

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues, net	$361,351	$290,325	$1,037,341	$826,804
Cost of revenues(1)	230,462	177,743	659,185	507,265
Gross profit(1)	130,889	112,582	378,156	319,539
Operating expenses:
General and administrative expenses	42,519	36,167	122,898	103,369
Selling and marketing expenses	23,879	21,672	72,034	59,631
Depreciation and amortization expense	14,380	12,305	42,057	36,716
Total operating expenses	80,778	70,144	236,989	199,716
Income from operations	50,111	42,438	141,167	119,823
Foreign exchange gain, net	1,504	1,171	4,683	2,958
Interest expense	(2,442)	(1,810)	(4,820)	(6,804)
Other income, net	2,261	1,721	4,498	5,346
Loss on settlement of convertible notes	—	(12,845)	—	(12,845)
Income before income tax expense and earnings from equity affiliates	51,434	30,675	145,528	108,478
Income tax expense	12,447	4,196	34,774	22,019
Income before earnings from equity affiliates	38,987	26,479	110,754	86,459
Gain from equity-method investment	108	28	365	—
Net income attributable to ExlService Holdings, Inc. stockholders	$39,095	$26,507	$111,119	$86,459
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.18	$0.79	$3.33	$2.57
Diluted	$1.16	$0.77	$3.28	$2.52
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	33,237,833	33,449,311	33,360,346	33,583,791
Diluted	33,777,749	34,305,893	33,833,637	34,336,950

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$39,095	$26,507	$111,119	$86,459
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	(13,489)	261	(28,638)	(42)
Loss on net investment hedges	—	—	—	(1,134)
Foreign currency translation loss	(19,144)	(3,789)	(49,371)	(10,475)
Reclassification adjustments
(Gain)/loss on cash flow hedges(1)	1,567	(2,150)	(1,881)	(7,845)
Retirement benefits(2)	147	178	451	533
Income tax effects relating to above(3)	10,090	(12)	14,710	1,690
Total other comprehensive loss	(20,829)	(5,512)	(64,729)	(17,273)
Total comprehensive income	$18,266	$20,995	$46,390	$69,186

(1)These are reclassified to net income and are included in cost of revenues, operating expenses and interest expense, as applicable in the unaudited consolidated statements of income. Refer to Note 17 - Derivatives and Hedge Accounting to the unaudited consolidated financial statements.

(2)These are reclassified to net income and are included in other income, net in the unaudited consolidated statements of income. Refer to Note 20 - Employee Benefit Plans to the unaudited consolidated financial statements.

(3)These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation loss. Refer to Note 22 - Income Taxes to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended September 30, 2022 and 2021
(In thousands, except share count)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of June 30, 2022	39,795,161	$40	$420,306	$828,161	$(133,374)	(6,671,126)	$(429,480)	$685,653
Stock issued against stock-based compensation plans	3,795	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,186	—	—	—	—	12,186
Acquisition of treasury stock	—	—	—	—	—	(76,809)	(11,521)	(11,521)
Other comprehensive loss	—	—	—	—	(20,829)	—	—	(20,829)
Net income	—	—	—	39,095	—	—	—	39,095
Balance as of September 30, 2022	39,798,956	$40	$432,492	$867,256	$(154,203)	(6,747,935)	$(441,001)	$704,584

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of June 30, 2021	39,283,853	$39	$439,051	$701,331	$(86,745)	(6,034,144)	$(325,662)	$728,014
Stock issued against stock-based compensation plans	28,372	—	536	—	—	—	—	536
Stock-based compensation	—	—	10,894	—	—	—	—	10,894
Acquisition of treasury stock	—	—	—	—	—	(244,580)	(28,196)	(28,196)
Issuance of treasury stock	—	—	19,436	—	—	310,394	17,306	36,742
Settlement of convertible notes	—	—	(84,000)	—	—	—	—	(84,000)
Other comprehensive loss	—	—	—	—	(5,512)	—	—	(5,512)
Net income	—	—	—	26,507	—	—	—	26,507
Balance as of September 30, 2021	39,312,225	$39	$385,917	$727,838	$(92,257)	(5,968,330)	$(336,552)	$684,985

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the nine months ended September 30, 2022 and 2021
(In thousands, except share count)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2022	39,508,340	$40	$395,742	$756,137	$(89,474)	(6,216,858)	$(369,289)	$693,156
Stock issued against stock-based compensation plans	290,616	—	—	—	—	—	—	—
Stock-based compensation	—	—	36,750	—	—	—	—	36,750
Acquisition of treasury stock	—	—	—	—	—	(531,077)	(71,712)	(71,712)
Other comprehensive loss	—	—	—	—	(64,729)	—	—	(64,729)
Net income	—	—	—	111,119	—	—	—	111,119
Balance as of September 30, 2022	39,798,956	$40	$432,492	$867,256	$(154,203)	(6,747,935)	$(441,001)	$704,584

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Equity

	Shares	Amount				Shares	Amount
Balance as of January 1, 2021	38,968,052	$39	$420,976	$641,379	$(74,984)	(5,408,618)	$(268,238)	$719,172
Stock issued against stock-based compensation plans	344,173	—	709	—	—	—	—	709
Stock-based compensation	—	—	28,796	—	—	—	—	28,796
Acquisition of treasury stock	—	—	—	—	—	(870,106)	(85,620)	(85,620)
Issuance of treasury stock	—	—	19,436	—	—	310,394	17,306	36,742
Settlement of convertible notes	—	—	(84,000)	—	—	—	—	(84,000)
Other comprehensive loss	—	—	—	—	(17,273)	—	—	(17,273)
Net income	—	—	—	86,459	—	—	—	86,459
Balance as of September 30, 2021	39,312,225	$39	$385,917	$727,838	$(92,257)	(5,968,330)	$(336,552)	$684,985

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$111,119	$86,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,993	37,159
Stock-based compensation expense	36,750	28,796
Amortization of operating lease right-of-use assets	17,365	20,012
Unrealized (gain)/loss on investments	(475)	5,987
Unrealized foreign currency exchange gain, net	(16,813)	(3,799)
Deferred income tax benefit	(5,621)	(17,374)
Allowance / (reversal) of expected credit losses	177	(405)
Fair value changes in contingent consideration	1,000	—
Loss on settlement of convertible notes	—	12,845
Amortization of non-cash interest expense related to convertible senior notes	—	1,795
Others, net	1,240	590
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(68,066)	(44,871)
Other current assets	2,553	3,033
Income taxes payable, net	4,043	(5,685)
Other assets	(8,428)	2,485
Accounts payable	(1,927)	(2,333)
Deferred revenue	2,103	(21,196)
Accrued employee costs	(11,778)	26,664
Accrued expenses and other liabilities	13,685	3,254
Operating lease liabilities	(17,831)	(19,654)
Net cash provided by operating activities	101,089	113,762

Cash flows from investing activities:
Purchases of property and equipment	(32,099)	(29,026)
Proceeds from sale of property and equipment	197	825
Business acquisition (net of cash and cash equivalents acquired)	(3,322)	—
Purchases of investments	(164,313)	(76,500)
Proceeds from redemption of investments	124,355	83,183
Net cash used for investing activities	(75,182)	(21,518)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(108)	(157)
Proceeds from borrowings	35,000	225,000
Repayments of borrowings	(25,000)	(329,000)
Acquisition of treasury stock	(71,712)	(85,620)
Proceeds from exercise of stock options	—	710
Net cash used for financing activities	(61,820)	(189,067)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,626)	(5,003)
Net decrease in cash, cash equivalents and restricted cash	(45,539)	(101,826)
Cash, cash equivalents and restricted cash at the beginning of the period	143,810	225,519
Cash, cash equivalents and restricted cash at the end of the period	$98,271	$123,693

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,982	$5,833
Income taxes, net of refunds	$35,192	$31,087
Supplemental disclosure of non-cash investing and financing activities:
Settlement of portion of convertible notes through issuance of treasury stock	$—	$36,742
Assets acquired under finance lease	$218	$79
See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with U.S. GAAP.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
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

(c)Investments

The Company’s short-term investments consist of investments in mutual funds and those term deposits with more than three months of original maturity and less than twelve months of remaining maturity as of the reporting date, while long-term investments consist of term deposits with more than twelve months of remaining maturity as of the reporting date.

The Company’s investments in term deposits with financial institutions are measured and recognized at amortized cost. Interest earned on such investments is included in other income, net.

The Company’s mutual fund investments are in debt funds in India. These investments are accounted for in accordance with the fair value option under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments. The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period and any changes in fair value are included in other income, net. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold and is included in other income, net.

(d)Derivative Financial Instruments

In the normal course of business, the Company uses derivative instruments to mitigate the exposure from risk of foreign currency and interest rate fluctuations. The Company enters into foreign currency forward contracts to hedge cash flow risks from forecasted transactions denominated in certain foreign currencies, and interest rate swaps to hedge cash flow risks from its revolving credit facility having variable interest rate obligations. These contracts adhere to the Company’s treasury operations’ objectives and policies to qualify as cash flow hedges, and are with counterparties that are highly rated financial institutions.

Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss) (“AOCI”), net of tax. The resultant foreign exchange gain/(loss) upon settlement of cash flow hedges of a forecast transaction are recorded in the unaudited consolidated statements of income along with the underlying hedged item in the same line as part of “Cost of revenues,” “General and administrative expenses,” “Selling and marketing expenses,” and “Depreciation and amortization expense,” as applicable. The accumulated changes in the fair value of interest rate swaps recognized in AOCI are reclassed to the unaudited consolidated statements of income and are presented as a part of “Interest expense” over the term of the contract.

The Company evaluates hedge effectiveness of cash flow hedges at the time a contract is entered into as well as on an ongoing basis. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in AOCI are reclassified to earnings.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
The Company also uses derivatives instruments consisting of foreign currency forward contracts to economically hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statements of income and are included in foreign exchange gain/(loss).

The Company also uses foreign currency forward contracts designated as net investment hedges to hedge the foreign currency risks related to the Company's investment in foreign subsidiaries. Gains and losses on these forward contracts are recognized in AOCI as part of the foreign currency translation adjustment. All of the assets and liabilities related to the Company’s forward contracts are subject to master netting arrangements with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. The Company has presented all of the assets and liabilities related to these contracts on a gross basis, with no offsets, in its consolidated statements of financial position. There is no financial collateral (including cash collateral) provided or received by the Company related to these contracts.

(e)Recent Accounting Pronouncements

In October 2021, FASB issued Accounting Standard Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides guidance in Topic 805 to require the acquirer entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The ASU is effective for fiscal years beginning after December 15, 2022. An entity may early adopt the ASU including adoption in an interim period, with retrospective application to all business combinations within the fiscal year that includes such interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

(f)Recently adopted Accounting Pronouncements

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
The December 2021 and June 2022 acquisition of Clairvoyant AI Inc. (“Clairvoyant”) and Inbound Media Group, LLC (“Inbound”), respectively, are both included in the Analytics reportable segment. Refer to Note 10 - Business Combinations, Goodwill and Intangible Assets to the unaudited consolidated financial statements for further details.

Revenues and cost of revenues for the three months ended September 30, 2022 and 2021, respectively, for each of the reportable segments, are as follows:

	Three months ended September 30, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$116,198	$22,820	$56,035	$166,298	$361,351
Cost of revenues(1)	75,041	17,119	32,363	105,939	230,462
Gross profit(1)	$41,157	$5,701	$23,672	$60,359	$130,889
Operating expenses					80,778
Foreign exchange gain, interest expense and other income, net					1,323
Income tax expense					12,447
Gain from equity-method investment					108
Net income					$39,095
(1) Exclusive of depreciation and amortization expense.

	Three months ended September 30, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$98,008	$27,341	$44,513	$120,463	$290,325
Cost of revenues(1)	61,490	17,057	23,660	75,536	177,743
Gross profit(1)	$36,518	$10,284	$20,853	$44,927	$112,582
Operating expenses					70,144
Loss on settlement of convertible notes, foreign exchange gain, interest expense and other income, net					(11,763)
Income tax expense					4,196
Gain from equity-method investment					28
Net income					$26,507

(1) Exclusive of depreciation and amortization expense.

Revenues and cost of revenues for the nine months ended September 30, 2022 and 2021, respectively, for each of the reportable segments, are as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

	Nine months ended September 30, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$328,021	$72,027	$160,655	$476,638	$1,037,341
Cost of revenues(1)	210,768	52,464	92,790	303,163	659,185
Gross profit(1)	$117,253	$19,563	$67,865	$173,475	$378,156
Operating expenses					236,989
Foreign exchange gain, interest expense and other income, net					4,361
Income tax expense					34,774
Gain from equity-method investment					365
Net income					$111,119

(1) Exclusive of depreciation and amortization expense.

	Nine months ended September 30, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$283,887	$85,856	$122,871	$334,190	$826,804
Cost of revenues(1)	176,942	52,133	66,850	211,340	507,265
Gross profit(1)	$106,945	$33,723	$56,021	$122,850	$319,539
Operating expenses					199,716
Loss on settlement of convertible notes, foreign exchange gain, interest expense and other income, net					(11,345)
Income tax expense					22,019
Net income					$86,459

(1) Exclusive of depreciation and amortization expense.

Revenues, net by service type, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Digital operations and solutions(1)	$195,053	$169,862	$560,703	$492,614
Analytics services	166,298	120,463	476,638	334,190
Revenues, net	$361,351	$290,325	$1,037,341	$826,804

(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.

The Company attributes the revenues to regions based upon the location of its customers.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues, net
United States	$310,652	$249,726	$891,551	$709,382
Non-United States
United Kingdom	34,131	27,433	98,994	78,359
Rest of World	16,568	13,166	46,796	39,063
Total Non-United States	50,699	40,599	145,790	117,422
Revenues, net	$361,351	$290,325	$1,037,341	$826,804

Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	September 30, 2022	December 31, 2021
Long-lived assets
India	$58,969	$79,604
United States	55,825	50,095
Philippines	18,899	22,011
Rest of World	8,206	10,990
Long-lived assets	$141,899	$162,700

4. Revenues, net

Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.

Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	September 30, 2022	December 31, 2021
Accounts receivable, net	$256,911	$194,232
Contract assets	$1,180	$2,524
Contract liabilities:
Deferred revenue (consideration received in advance)	$16,342	$18,247
Consideration received for process transition activities	$4,515	$2,203

Accounts receivable includes $134,334 and $93,336 as of September 30, 2022 and December 31, 2021, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.

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
September 30, 2022
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

Revenue recognized during the three and nine months ended September 30, 2022 and 2021, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Deferred revenue (consideration received in advance)	$2,456	$1,778	$16,326	$28,731
Consideration received for process transition activities	$706	$411	$1,370	$1,598

Contract acquisition and fulfillment costs

The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs
	Three months ended		Nine months ended		Year ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	December 31, 2021
Opening Balance	$983	$867	$511	$1,027	$1,027
Additions / (reductions)	78	(97)	805	277	277
Amortization	(73)	(158)	(328)	(692)	(793)
Closing Balance	$988	$612	$988	$612	$511

	Contract Fulfillment Costs
	Three months ended		Nine months ended		Year ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	December 31, 2021
Opening Balance	$10,167	$3,694	$5,795	$5,631	$5,631
Additions	2,964	279	8,449	443	3,742
Amortization	(1,170)	(693)	(2,283)	(2,794)	(3,578)
Closing Balance	$11,961	$3,280	$11,961	$3,280	$5,795

There was no impairment for contract acquisition and contract fulfillment costs as of September 30, 2022 and December 31, 2021. The capitalized costs are amortized over the expected period of benefit of the contract.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

	As of
	September 30, 2022	December 31, 2021
Accounts receivable, including unbilled receivables	$257,766	$194,805
Less: Allowance for expected credit losses	(855)	(573)
Accounts receivable, net	$256,911	$194,232

The movement in “Allowance for expected credit losses” on customer balances was as follows:

	Three months ended		Nine months ended		Year ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	December 31, 2021
Opening Balance	$844	$730	$573	$1,189	$1,189
Additions / (reductions)	9	(19)	752	(414)	(496)
Reductions due to write-off of Accounts Receivables	—	(41)	(472)	(114)	(129)
Translation adjustment	2	1	2	10	9
Closing Balance	$855	$671	$855	$671	$573
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerators:
Net income	$39,095	$26,507	$111,119	$86,459
Denominators:
Basic weighted average common shares outstanding	33,237,833	33,449,311	33,360,346	33,583,791
Dilutive effect of share-based awards	539,916	440,378	473,291	371,145
Dilutive effect of conversion premium on the Notes	—	416,204	—	382,014
Diluted weighted average common shares outstanding	33,777,749	34,305,893	33,833,637	34,336,950
Earnings per share attributable to ExlService Holdings Inc. stockholders:
Basic	$1.18	$0.79	$3.33	$2.57
Diluted	$1.16	$0.77	$3.28	$2.52
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	936	40,384	673	14,044
6. Cash, Cash Equivalents and Restricted Cash

For the purposes of the unaudited statements of cash flows, cash, cash equivalents and restricted cash comprise of the following:

	As of
	September 30, 2022	September 30, 2021	December 31, 2021
Cash and cash equivalents	$89,262	$114,581	$135,337
Restricted cash (current)	7,013	6,810	6,174
Restricted cash (non-current)	1,996	2,302	2,299
Cash, cash equivalents and restricted cash	$98,271	$123,693	$143,810
7. Investments
Investments consist of the following:

	As of
	September 30, 2022	December 31, 2021
Short-term investments
Mutual funds	$99,435	$127,551
Term deposits	73,454	51,879
Total Short-term investments	$172,889	$179,430

Long-term investments
Term deposits	$31,355	$186
Investment in equity affiliate	3,369	3,004
Total Long-term investments	$34,724	$3,190

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
8. Other Income, net
Other income, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gain on sale and mark-to-market of mutual funds and money market funds	$1,471	$1,233	$3,341	$3,991
Interest and dividend income	1,457	761	3,674	2,052
Others, net	(667)	(273)	(2,517)	(697)
Other income, net	$2,261	$1,721	$4,498	$5,346

9. Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated useful lives	As of
	(Years)	September 30, 2022	December 31, 2021
Owned Assets:
Network equipment and computers	3-5	$125,523	$116,023
Software	2-5	106,738	101,884
Leasehold improvements	3-8	43,326	46,401
Office furniture and equipment	3-8	20,669	22,302
Motor vehicles	2-5	573	693
Buildings	30	978	1,070
Land	—	640	700
Capital work in progress	—	10,876	10,288
		309,323	299,361
Less: Accumulated depreciation and amortization		(229,813)	(213,699)
		$79,510	$85,662
Right-of-use assets under finance leases*:
Network equipment and computers		$84	$91
Leasehold improvements		1,030	1,229
Office furniture and equipment		666	787
Motor vehicles		636	578
		2,416	2,685
Less: Accumulated depreciation and amortization		(1,993)	(2,339)
		423	346
Property and equipment, net		$79,933	$86,008

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
September 30, 2022
(In thousands, except per share amount and share count)
During the three and nine months ended September 30, 2022, there were no changes in estimated useful lives of property and equipment during the ordinary course of operations.

The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$10,137	$9,283	$29,182	$26,936

The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization, was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Effect of foreign exchange gain/(loss)	$(126)	$120	$(64)	$443

Internally developed software costs, included under Software, was as follows:

	As of
	September 30, 2022	December 31, 2021
Cost	$29,015	$19,289
Less : Accumulated amortization	(14,599)	(10,226)
Internally developed software, net	$14,416	$9,063

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Amortization expense	$1,832	$1,086	$4,414	$3,165

As of September 30, 2022 and December 31, 2021, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurance that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, the asset’s residual value, if any, and estimates relating to the possible effects resulting from COVID-19. It is reasonably possible that the judgments and estimates described above could change in future periods.

10. Business Combinations, Goodwill and Intangible Assets

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

The aggregate purchase consideration payable was $90,325, including cash and cash equivalents acquired, debt, other post-closing adjustments and contingent consideration. The base purchase consideration payable at closing of the acquisition (the “Closing”) was $80,080, excluding cash and cash equivalents acquired, debt and estimated other post-closing adjustments. As of September 30, 2022 and December 31, 2021, of the total purchase consideration, the Company has paid $78,984 and $76,831, respectively, net of cash and cash equivalents acquired. The Purchase Agreement also allows sellers the ability to earn up to $20,000 of contingent consideration, based on the achievement of certain performance goals by Clairvoyant during the 2022 and 2023 calendar years. The contingent consideration had an estimated fair value of $10,000 and $9,000, as of September 30, 2022 and December 31, 2021, respectively, and has been presented as contingent consideration under “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the consolidated balance sheets. Changes in the fair value of contingent consideration were recognized in the unaudited consolidated statements of income and presented as a part of “Other income, net.” A portion of the purchase consideration otherwise payable was placed into escrow as security for the post-closing working capital adjustments and the indemnification obligations under the Purchase Agreement. To finance the acquisition at the Closing, the Company utilized its revolving Credit Facility in the amount of $75,000 and paid the balance with available cash on hand.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

Net assets acquired	32,871
Goodwill	57,454
Total purchase consideration*	$90,325

* Includes contingent consideration of $9,000 recognized at fair value as of the date of acquisition.

During the three and nine months ended September 30, 2022, the Company recognized measurement period adjustments, which led to increase in goodwill in an amount of $nil and $2,229, respectively. These adjustments primarily relate to an increase in income tax liabilities of $988 included under “other non-current liabilities” and post-closing purchase adjustments.

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

Acquisition-related costs are being expensed as incurred and are included in general and administrative expenses in the unaudited consolidated statements of income. The Company recognized acquisition-related costs of $nil and $134 during the three and nine months ended September 30, 2022, respectively, and $761 during the year ended December 31, 2021.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
Goodwill

The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance as of January 1, 2022	$50,428	$21,942	$49,020	$282,512	$403,902
Acquisition	—	—	—	1,992	1,992
Measurement period adjustments	—	—	—	2,229	2,229
Currency translation adjustments	(654)	(57)	(1,630)	(1)	(2,342)
Balance as of September 30, 2022	$49,774	$21,885	$47,390	$286,732	$405,781

As of September 30, 2022, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considered current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance during nine months of the current fiscal year, business forecasts for the remainder of the year, stock price movements, generation and availability of cash and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the annual impairment test performed during the fourth quarter of 2021. The Company did not identify any triggers or indications of potential impairment for its reporting units as of September 30, 2022.

There can be no assurances that goodwill will not be impaired in future periods. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. These estimates and judgements may not be within the control of the Company and accordingly it is reasonably possible that the judgments and estimates described above could change in future periods. The duration of market volatility is highly uncertain and, as such, the impact on cash flows, long-term debt-free net cash flow growth rate in the terminal year and discount rates are subject to significant judgments and may cause variability in the Company’s assessment of existence of any impairment. The Company continues to monitor significant changes in key assumptions that could result in future period impairment charges.

The recoverability of goodwill is dependent upon the continued growth of cash flows from the Company’s business activities. This growth is based on business forecasts and improvement in profitability of its reporting units. The Company continues to maintain its focus on cultivating long-term client relationships as well as attracting new clients.

Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,146	$(36,999)	$62,147
Developed technology	24,759	(19,539)	5,220
Trade names and trademarks	1,700	(1,230)	470
Non-compete agreements	336	(65)	271
	$125,941	$(57,833)	$68,108
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$126,841	$(57,833)	$69,008

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$103,016	$(33,018)	$69,998
Developed technology	25,040	(15,850)	9,190
Trade names and trademarks	1,700	(1,006)	694
Non-compete agreements	300	—	300
	$130,056	$(49,874)	$80,182
Indefinite-lived intangible assets:
Trade names and trademarks	$900	$—	$900
Total intangible assets	$130,956	$(49,874)	$81,082

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Amortization expense	$4,243	$3,022	$12,875	$9,780

The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	5.7
Developed technology	1.5
Trade names and trademarks (Finite lived)	1.7
Non-compete agreements	3.0

Estimated future amortization expense related to finite-lived intangible assets as of September 30, 2022 was as follows:
2022 (October 1 - December 31)	$4,228
2023	14,634
2024	12,123
2025	10,686
2026	10,357
2027 and thereafter	16,080
Total	$68,108

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
11. Other Current Assets
Other current assets consist of the following:

	As of
	September 30, 2022	December 31, 2021
Advance income tax, net	$19,040	$15,199
Receivables from statutory authorities	13,929	18,023
Prepaid expenses	13,723	14,655
Advances to suppliers	1,834	1,464
Deferred contract fulfillment costs	1,793	1,483
Derivative instruments	1,362	8,682
Contract assets	564	1,319
Others	2,264	2,146
Other current assets	$54,509	$62,971
12. Other Assets
Other assets consist of the following:

	As of
	September 30, 2022	December 31, 2021
Deferred contract fulfillment costs	$10,168	$4,312
Lease deposits	8,592	9,649
Deposits with statutory authorities	6,362	6,417
Contract assets	616	1,205
Receivable from statutory authorities	226	222
Derivative instruments	219	6,307
Others	3,655	2,071
Other assets	$29,838	$30,183

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	September 30, 2022	December 31, 2021
Accrued expenses	$47,351	$44,405
Payable to statutory authorities	17,230	13,902
Derivative instruments	11,897	1,852
Client liabilities	6,593	6,097
Contingent consideration	5,280	—
Accrued capital expenditures	4,274	8,630
Interest payable	365	252
Finance lease liabilities	140	141
Other current liabilities	3,670	1,071
Accrued expenses and other current liabilities	$96,800	$76,350
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	September 30, 2022	December 31, 2021
Retirement benefits	$14,506	$9,604
Derivative instruments	8,114	1,785
Contingent consideration	6,159	9,000
Deferred transition revenue	3,272	995
Unrecognized tax benefits	2,186	1,068
Income taxes payable	1,790	1,790
Finance lease liabilities	300	229
Others	916	120
Other non-current liabilities	$37,243	$24,591
15. Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges and net investment hedges, as applicable, in accordance with ASC 815. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to unaudited consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes are for interest rate swaps are reclassified over the term of the contract. Fair value changes related to net investment hedges are included in AOCI and are reclassified to unaudited consolidated statements of income when a foreign operation is disposed or partially disposed. The following table sets forth the changes in AOCI for the nine months ended September 30, 2022 and 2021:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

	Accumulated Other Comprehensive Income/(Loss)
	Foreign currency translation loss	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2022	$(95,437)	$8,420	$(2,457)	$(89,474)
Losses recognized during the period	(49,371)	(28,638)	—	(78,009)
Reclassification to net income (1)	—	(1,881)	451	(1,430)
Income tax effects (2)	8,898	5,948	(136)	14,710
Accumulated other comprehensive income/(loss) as of September 30, 2022	$(135,910)	$(16,151)	$(2,142)	$(154,203)

Balance as of January 1, 2021	$(86,185)	$13,799	$(2,598)	$(74,984)
Losses recognized during the period	(10,475)	(42)	—	(10,517)
Losses on net investment hedges	(1,134)	—	—	(1,134)
Reclassification to net income (1)	—	(7,845)	533	(7,312)
Income tax effects (2)	1,859	(15)	(154)	1,690
Accumulated other comprehensive income/(loss) as of September 30, 2021	$(95,935)	$5,897	$(2,219)	$(92,257)

(1) Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the unaudited consolidated financial statements for reclassification to net income.

(2) These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation loss. Refer to Note 22 - Income Taxes to the unaudited consolidated financial statements.

16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value

The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of September 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds*	$2,085	$—	$—	$2,085
Mutual funds**	99,435	—	—	99,435
Derivative financial instruments	—	1,581	—	1,581
Total	$101,520	$1,581	$—	$103,101
Liabilities
Derivative financial instruments	$—	$20,011	$—	$20,011
Contingent consideration***	—	—	11,439	11,439
Total	$—	$20,011	$11,439	$31,450

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
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

* Represents money market funds which are carried at the fair value option under ASC Topic 825 “Financial Instruments”.

** Represents those short-term investments which are carried at the fair value option under ASC Topic 825 “Financial Instruments”.

*** Contingent consideration is presented under “Accrued Expenses and Other Current Liabilities” and “Other Non-Current Liabilities,” as applicable, in the consolidated balance sheets.
Derivative Financial Instruments:

The Company’s derivative financial instruments consist of foreign currency forward contracts and interest rate swaps. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer to Note 17 - Derivatives and Hedge Accounting to the unaudited consolidated financial statements for further details.

Fair Value of Contingent Consideration:

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for its acquisition of Clairvoyant and Inbound. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by Clairvoyant during the 2022 and 2023 calendar years and Inbound during the 2022 to 2024 calendar years. The Company estimated the fair value of the contingent consideration based on the Monte Carlo simulation model and scenario-based method. Refer to Note 10 - Business Combinations, Goodwill and Intangible Assets to the unaudited consolidated financial statements for further details.

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Opening balance	$11,439	$—	$9,000	$—
Acquisitions	—	—	1,439	—
Fair value changes	—	—	1,000	—
Closing balance	$11,439	$—	$11,439	$—

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
During the three months and nine months ended September 30, 2022 and 2021 there were no transfers among Level 1, Level 2 and Level 3.

Financial Instruments Not Carried at Fair Value:

The Company’s other financial instruments not carried at fair value consist primarily of cash and cash equivalents (except investments in money market funds, as disclosed above), short-term investments (except investments in mutual funds, as disclosed above), restricted cash, accounts receivable, net, long-term investments, accrued capital expenditures, accrued expenses, client liabilities and interest payable on borrowings for which fair values approximate their carrying amounts. The carrying value of the Company’s outstanding revolving credit facility approximates its fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments.
17. Derivatives and Hedge Accounting

The Company uses derivative instruments to mitigate cash flow volatility from risk of fluctuations in foreign currency exchange rates and interest rates. The Company enters into foreign currency forward contracts to hedge cash flow risks from forecasted transactions denominated in certain foreign currencies, and interest rate swaps to hedge cash flow risks from its revolving credit facility having variable interest rate obligations. These contracts qualify as cash flow hedges under ASC Topic 815 and are with counterparties that are highly rated financial institutions. As of September 30, 2022 and December 31, 2021, the Company had outstanding foreign currency forward contracts totaling $604,560 and $514,580, respectively and interest rate swaps totaling $75,000 and $nil, respectively.

The Company estimates that approximately $10,757 of derivative losses, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of September 30, 2022, could be reclassified into earnings within the next twelve months. As of September 30, 2022, the maximum outstanding term of the cash flow hedges was approximately 45 months.

The Company also enters into foreign currency forward contracts to economically hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815. Changes in the fair value of these financial instruments are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the U.K. pound sterling (GBP) and the Philippine peso. The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro (EUR), South African ZAR, the Australian dollar (AUD) and other local currencies in which it operates. Outstanding foreign currency forward contracts amounted to USD 162,473, GBP 9,254, EUR 1,906 and COP 3,619,127 as of September 30, 2022 and USD 134,612, GBP 6,763, EUR 1,343 and COP 2,541,902 as of December 31, 2021.

The following table sets forth the fair value of the foreign currency forward contracts and interest rate swaps and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
Derivative financial instruments	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Other current assets	$995	$8,669	$367	$13
Other assets	$219	$6,307	$—	$—
Accrued expenses and other current liabilities	$11,752	$1,324	$145	$528
Other non-current liabilities	$8,114	$1,785	$—	$—

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
The following tables set forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
Derivative financial instruments:	2022	2021	2022	2021
Unrealized gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$(13,489)	$261	$(28,638)	$(42)

Loss recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$(4,889)	$(464)	$(11,245)	$(1,054)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments
	Three months ended September 30,
	2022		2021
	As per unaudited consolidated statements of income	Loss on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain was reclassified from AOCI

Cost of revenues	$230,462	$(1,381)	$177,743	$1,801
General and administrative expenses	$42,519	(109)	$36,167	223
Selling and marketing expenses	$23,879	(6)	$21,672	11
Depreciation and amortization expense	$14,380	(71)	$12,305	115
Interest expense	$2,442	—	$1,810	—
Total before tax		(1,567)		2,150
Income tax effects on above		133		(370)
Net of tax		$(1,434)		$1,780

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain, net	$1,504	$(4,889)	$1,171	$(464)
	$1,504	$(4,889)	$1,171	$(464)

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments
	Nine months ended September 30,
	2022		2021
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain was reclassified from AOCI

Cost of revenues	$659,185	$1,396	$507,265	$6,643
General and administrative expenses	$122,898	366	$103,369	769
Selling and marketing expenses	$72,034	23	$59,631	39
Depreciation and amortization expense	$42,057	96	$36,716	394
Interest expense	$4,820	—	$6,804	—
Total before tax		1,881		7,845
Income tax effects on above		(802)		(1,186)
Net of tax		$1,079		$6,659

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain, net	$4,683	$(11,245)	$2,958	$(1,054)
	$4,683	$(11,245)	$2,958	$(1,054)
Effect of net investment hedges on accumulated other comprehensive income/(loss):

	Three months ended September 30,		Nine months ended September 30,
	Amount of loss recognized in AOCI		Amount of loss recognized in AOCI
Net investment hedging relationships	2022	2021	2022	2021
Foreign currency forward contracts	$—	$—	$—	$1,134
18. Borrowings
The following tables summarizes the Company’s debt position:

	As of September 30, 2022	As of December 31, 2021
	Credit Facility
Current portion of long-term borrowings	$35,000	$260,016

Long-term borrowings	235,000	—
Total borrowings	$270,000	$260,016

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

Unamortized debt issuance costs for the Company’s revolving Credit Facility of $1,245 and $232 as of September 30, 2022 and December 31, 2021, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

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

The Credit Facility carried an effective interest rate as shown below:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Effective Interest Rate	3.4%	2.3%	2.3%	2.0%

As of September 30, 2022 and December 31, 2021, the Company was in compliance with all financial and non-financial covenants listed under the Credit Agreement.
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

On August 27, 2021, the Company entered into a Payoff and Termination Agreement with the Purchaser, pursuant to which the Company prepaid and settled its outstanding obligations under the Notes, by electing a combination of cash and

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
shares of the Company’s common stock. During the three and nine months ended September 30, 2021, the Company recognized interest expense and amortization of debt discount of $1,248 and $5,237, respectively, on the Notes.

Expected payments for all of the Company’s borrowings as of September 30, 2022 were as follows:

	Credit Facility	Interest Payments*
2022 (October 1 - December 31)	$20,000	$2,809
2023	15,000	10,505
2024	—	10,154
2025	—	10,154
2026	—	10,154
2027 and thereafter	235,000	3,808
Total	$270,000	$47,584

* Interest payments are based on effective interest rate as of September 30, 2022.
Letters of Credit

In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of September 30, 2022 and December 31, 2021, the Company had outstanding letters of credit of $461, each, that were not recognized in the consolidated balance sheets.
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.

The Company purchased shares of its common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended September 30, 2022	—	$—	$—
Three months ended September 30, 2021	—	$—	$—

Nine months ended September 30, 2022	27,219	$3,191	$117.23
Nine months ended September 30, 2021	25,450	$2,015	$79.18

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
Under the 2022 Repurchase Program and 2019 Repurchase Program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management.

The Company purchased shares of its common stock, for a total consideration including commissions, under repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended September 30, 2022	76,809	$11,521	$150.00
Three months ended September 30, 2021	244,580	$28,196	$115.28

Nine months ended September 30, 2022	503,858	$68,521	$135.99
Nine months ended September 30, 2021	844,656	$83,605	$98.98

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

Components of net periodic benefit costs and actuarial loss reclassified from AOCI, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$921	$874	$2,869	$2,648
Interest cost	302	231	938	700
Expected return on plan assets	(215)	(199)	(664)	(600)
Amortization of actuarial loss, gross of tax	147	178	451	533
Net gratuity cost	$1,155	$1,084	$3,594	$3,281

Amortization of actuarial loss, gross of tax	$147	$178	$451	$533
Income tax effects on amortization of actuarial loss	(44)	(32)	(136)	(154)
Amortization of actuarial loss, net of tax	$103	$146	$315	$379

The India Plan is partially funded whereas the Philippines plan is unfunded. The Company makes annual contributions to the employees’ gratuity fund of the India Plan established with leading insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
each year. The Company expects to earn a return of approximately 7.2% per annum on the India Plan for the year ended December 31, 2022.

Change in Plan Assets
Plan assets as of January 1, 2022	$13,605
Actual return	656
Employer contribution	1,431
Benefits paid*	(1,347)
Effect of exchange rate changes	(1,206)
Plan assets as of September 30, 2022	$13,139

* Benefits payments were substantially made through the plan assets during the nine months ended September 30, 2022.

The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined social security contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.

The Company’s accrual for contributions to the 401(k) Plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Contribution to the 401(k) Plans	$1,097	$789	$4,140	$2,841

The Company’s contribution for various defined social security contribution plans on behalf of employees in India, the Philippines, the Czech Republic, South Africa, Colombia, Mexico, Australia and Singapore were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Contributions to the defined social security contribution plans	$4,660	$3,580	$13,422	$10,617

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

The Company had performed an evaluation of its contracts with suppliers in accordance with Topic 842, Leases, and had determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease. As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

Supplemental balance sheet information

	As of
	September 30, 2022	December 31, 2021
Operating Lease
Operating lease right-of-use assets	$61,966	$76,692

Operating lease liabilities - Current	$16,740	$18,487
Operating lease liabilities - Non-current	54,174	68,506
Total operating lease liabilities	$70,914	$86,993

Finance Lease
Property and equipment, gross	$2,416	$2,685
Accumulated depreciation	(1,993)	(2,339)
Property and equipment, net	$423	$346

Finance lease liabilities - Current	$140	$141
Finance lease liabilities - Non-current	300	229
Total finance lease liabilities	$440	$370

Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.

The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

Lease cost	Three months ended September 30,		Nine months ended September 30,
Finance lease:	2022	2021	2022	2021
Amortization of right-of-use assets	$28	$47	$116	$149
Interest on lease liabilities	14	10	42	49
	42	57	158	198
Operating lease(a)	5,360	6,380	17,365	20,012
Variable lease costs	1,298	1,779	3,827	5,672
Total lease cost	$6,700	$8,216	$21,350	$25,882

(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

Supplemental cash flow and other information related to leases are as follows:

	Nine months ended September 30,
	2022	2021
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$17,831	$19,654
Operating cash outflows for finance leases	$42	$49
Financing cash outflows for finance leases	$108	$157
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,519	$4,647
Right-of-use assets obtained in exchange for new finance lease liabilities	$218	$79
Weighted-average remaining lease term (in years)
Finance lease	2.7 years	1.9 years
Operating lease	5.5 years	5.9 years
Weighted-average discount rate
Finance lease	14.4%	14.3%
Operating lease	7.0%	7.3%
The Company modified certain of its operating leases, resulting in an increase of its lease liabilities by $209 and a decrease of its lease liabilities by $1,022 during the nine months ended September 30, 2022 and 2021, respectively, with a corresponding adjustment to ROU assets.

As of September 30, 2022 and December 31, 2021, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
Maturities of lease liabilities as of September 30, 2022 were as follows:

	Operating Leases	Finance Leases
2022 (October 1 - December 31)	$5,347	$46
2023	20,723	197
2024	17,322	129
2025	11,153	84
2026	9,030	59
2027 and thereafter	24,087	50
Total lease payments	87,662	565
Less: Imputed interest	16,748	125
Present value of lease liabilities	$70,914	$440

Maturities of lease liabilities as of December 31, 2021 were as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

	Operating Leases	Finance Leases
2022	$24,020	$185
2023	22,666	147
2024	17,745	72
2025	10,741	34
2026	8,395	17
2027 and thereafter	25,198	—
Total lease payments	108,765	455
Less: Imputed interest	21,772	85
Present value of lease liabilities	$86,993	$370
22. Income Taxes

The Company determines the tax provision for interim periods using an estimate of its annual effective tax rate. Each quarter, the Company updates its estimate of annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. The continued impact of COVID-19 on the economic environment is uncertain and may change the annual effective tax rate, which could impact tax expense.

The Company’s effective tax rate increased from 13.7% during the three months ended September 30, 2021 to 24.2% during the three months ended September 30, 2022. The Company recorded income tax expense of $12,447 and $4,196 for the three months ended September 30, 2022 and 2021, respectively. The increase in income tax expense was primarily as a result of higher profit during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, the recording of a one-time deferred tax benefit of $2,400 on settlement of the Notes during the three months ended September 30, 2021, and higher excess tax benefits during the three months ended September 30, 2021.

The Company’s effective tax rate increased from 20.3% during the nine months ended September 30, 2021 to 23.9% during the nine months ended September 30, 2022. The Company recorded income tax expense of $34,774 and $22,019 for the nine months ended September 30, 2022 and 2021, respectively. The increase in income tax expense was primarily as a result of higher profit during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, the recording of a one-time deferred tax benefit of $2,400 on settlement of the Notes during the nine months ended September 30, 2021, and an increase in non-deductible expenses, partially offset by higher excess tax benefits during the nine months ended September 30, 2022.

Effective for taxable years beginning after December 31, 2021, Internal Revenue Code Section 174, Amortization of Research and Experimental Expenditures, provides that research and experimentation expenses can no longer be currently deducted, instead such expenses are required to be capitalized. Such capitalized expenses are to be amortized over a period of five and fifteen years for the U.S. and foreign research, respectively. Although this change has no impact on the income statement due to offsetting current tax expense with corresponding deferred tax benefit, the change has resulted in an aggregate increase of $17,640 in the current tax liability and deferred tax asset balances, presented under “Income taxes payable, net” and “Deferred tax assets, net,” respectively, in the unaudited consolidated balance sheets as of September 30, 2022.

Income tax (deferred) recognized in AOCI were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$2,348	$(980)	$5,146	$(1,201)
Reclassification adjustment for cash flow hedges	(133)	370	802	1,186
Reclassification adjustment for retirement benefits	(44)	(32)	(136)	(154)
Foreign currency translation loss	7,919	630	8,898	1,859
Total income tax benefit / (expense) recognized in AOCI	$10,090	$(12)	$14,710	$1,690

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

23. Stock-Based Compensation

The following costs related to the Company’s stock-based compensation plan are included in the unaudited consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of revenues	$2,713	$2,198	$8,485	$5,588
General and administrative expenses	5,237	4,431	14,937	12,337
Selling and marketing expenses	4,236	4,265	13,328	10,871
Total	$12,186	$10,894	$36,750	$28,796

Income tax benefit related to share-based compensation, including excess tax benefits	$2,833	$2,697	$8,855	$7,129

As of September 30, 2022, the Company had 1,308,384 shares available for grant under the 2018 Omnibus Incentive Plan.

Stock Options

Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2021	3,093	$27.62	$362	2.0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of September 30, 2022	3,093	$27.62	$370	1.3
Vested and exercisable as of September 30, 2022	3,093	$27.62	$370	1.3
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock. For purposes of the match, “newly acquired shares” includes the employee’s first quarter 2022 open market purchase of the common stock, and

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
crediting of equity awards vesting under any existing stock award plan of the Company as having been purchased by such employees, in an amount between $100 to $500 per such employee.
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
During the nine months ended September 30, 2022, the Company granted 52,636 matching restricted stock units under the SMP.

Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units (Others)		Restricted Stock Units (SMP)
	Number	Weighted-Average Fair Value	Number	Weighted-Average Fair Value
Outstanding as of December 31, 2021*	982,187	$81.61	—	$—
Granted	356,983	121.15	52,636	124.76
Vested	(302,625)	73.86	—	—
Forfeited	(77,894)	94.48	(4,177)	124.76
Outstanding as of September 30, 2022*	958,651	$97.74	48,459	$124.76

* As of September 30, 2022 and December 31, 2021 restricted stock units vested for which the underlying common stock is yet to be issued are 174,490 and 162,481 respectively.
As of September 30, 2022, unrecognized compensation cost of $73,569 is expected to be expensed over a weighted average period of 2.5 years.
Performance Based Stock Awards

Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the nine months ended September 30, 2022, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three year period. The remaining 60% of each award recipient’s equity grants are PRSUs that are based on a market condition that is contingent on the Company’s meeting the total shareholder return relative to a group of peer companies specified under the program measured over a three-year performance period. However, the features of the equity incentive compensation program are subject to change by the Compensation Committee of our Board of Directors. The award recipient may earn up to two hundred percent (200%) of the PRSUs granted based on the actual achievement of targets.

Performance restricted stock unit activity under the Company’s stock plans is shown below:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2021	58,864	$78.29	172,042	$113.74
Granted	53,122	119.98	79,631	155.67
Vested	—	—	—	—
Forfeited	(6,113)	97.62	(14,940)	126.10
Outstanding as of September 30, 2022	105,873	$98.09	236,733	$127.07
As of September 30, 2022, unrecognized compensation cost of $24,273 is expected to be expensed over a weighted average period of 2.0 years.
Employee Stock Purchase Plan

On June 21, 2022, at the annual meeting of stockholders of the Company, the Company’s stockholders approved the ExlService Holdings, Inc. 2022 Employee Stock Purchase Plan (the “2022 ESPP”).

The 2022 ESPP allows eligible employees to purchase the Company’s shares of common stock through payroll deductions at a pre-specified discount to the lower of closing price of the Company’s common shares on the date of offering or the last business day of each purchase interval. The dollar amount of shares of common stock that can be purchased under the 2022 ESPP must not exceed 15% of the participating employee’s compensation during the offering period, subject to a cap of $25 per employee per calendar year. The first offering period under the 2022 ESPP commenced on October 1, 2022 with a term of three months. The Company has registered 800,000 shares of common stock to be reserved for issuance over the term of the 2022 ESPP.

24. Related Party Disclosures

In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc., which beneficially owns more than 10% of the Company’s common stock as of September 30, 2022. During the three and nine months ended September 30, 2022, the Company recognized revenues, net of $814 and $1,388, respectively related to this service contract. The Company had outstanding accounts receivable, net of $804 related to this service contract as of September 30, 2022.

25. Commitments and Contingencies

Capital Commitments

As of September 30, 2022, the Company had committed to spend approximately $6,200 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in the unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment, net.”

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
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

The aggregate amount demanded by Indian tax authorities (net of advance payments) from the Company related to its transfer pricing and other corporate tax issues for tax years 2003 to 2019 and its permanent establishment issues for tax years 2003 to 2006 as of September 30, 2022 and December 31, 2021 is $37,717 and $34,276, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,659 and $7,954, respectively. Amounts paid as deposits in respect of such assessments aggregating to $6,030 and $6,172 as of September 30, 2022 and December 31, 2021, respectively, are included in “Other assets” and amounts deposited for bank guarantees aggregating to $1,629 and $1,782 as of September 30, 2022 and December 31, 2021, respectively, are included in “Restricted cash” in the non-current assets section of the Company’s consolidated balance sheets.

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

India’s Value Added Tax (“VAT”) regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT tax demands for tax years 2015 and 2017 in an amount of $5,619 and $6,387 as of September 30, 2022 and December 31, 2021, respectively. Beginning in the first quarter of 2020, the GST authorities rejected the Company’s refunds claims in an amount of $3,548 and $3,322 as of September 30, 2022 and December 31, 2021, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of September 30, 2022 and December 31, 2021.

One of the Company’s subsidiaries in India has undergone an assessment with the statutory authority with respect to defined social security contribution plan. Except for some components of the assessment for which the Company has recognized a provision in the financial statements, the Company believes that the amount demanded by such authority is not a meaningful indicator of the potential liabilities of the Company, and that the matter is without merit. The Company is defending against the assessment order and has accordingly instituted an appeal against the order before the relevant tribunal while also making a payment under protest of the amount demanded, being a prerequisite for the appeal to be admitted. As of the reporting date, the Company’s management does not believe that the ultimate assessment will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company will continue to monitor and evaluate its position based on future events and developments in this matter.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
September 30, 2022
(In thousands, except per share amount and share count)
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
•effects of political and economic conditions globally, particularly in the geographies where we operate, including potential effects of the Russian invasion of Ukraine;
•operational and information security failures arising as a result of remote work solutions adopted due to COVID-19;
•cyber security incidents, data breaches, or other unauthorized disclosure of sensitive or confidential client and employee data; and
•adverse outcome of our disputes with the tax authorities, in the geographies where we operate.

These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.

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

Continued Impact of COVID-19 on Our Business

During 2022, we continued to recover from the COVID-19 pandemic. As the global economy continued to adapt to the impact of COVID-19, our clients are focused on receiving personalized customer experiences, optimizing costs and supporting resilient operating models. We remain committed to helping our clients adapt and thrive through the ongoing uncertainties caused by COVID-19 and, going forward, to the shifting business environment, which has led to increased demand for digital capabilities.

In 2022, we implemented a new work standard under which employees in many of our locations, where permitted by local laws and regulations, and where the role and client requirements permit, have the opportunity to choose between different work arrangements. Subject to local rules and regulations, these work arrangements include working in a hybrid arrangement or a fully remote arrangement, with occasional work from the office when warranted. We have begun to re-open our operation centers and offices globally with a focus on safety and consistency with applicable local regulations.

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

We believe our actions have been successful and that the pandemic has not significantly affected our business, results of operations, financial position and cash flow during the first nine months of 2022, however the impact of the pandemic for the period beyond the first nine months of 2022 will depend on many evolving and uncertain factors that are not within our control.

For additional information and risks related to COVID-19, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Revenues

For the three months ended September 30, 2022, we had revenues of $361.4 million compared to revenues of $290.3 million for the three months ended September 30, 2021, an increase of $71.1 million, or 24.5%. For the nine months ended September 30, 2022, we had revenues of $1,037.3 million compared to revenues of $826.8 million for the nine months ended September 30, 2021, an increase of $210.5 million, or 25.5%.

We serve clients mainly in the United States and the United Kingdom, which generated 86.0% and 9.4%, respectively, of our total revenues for the three months ended September 30, 2022 and 2021. These two regions generated 85.9% and 9.5%, respectively, of our total revenues for the nine months ended September 30, 2022 and 85.8% and 9.5%, respectively, of our total revenues for the nine months ended September 30, 2021.

For the three months ended September 30, 2022 and 2021, our total revenues from our top ten clients accounted for 34.2% and 38.7% of our total revenues, respectively. For the nine months ended September 30, 2022 and 2021, our total revenues from our top ten clients accounted for 33.7% and 38.6% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2022, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Results of Operations
The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(dollars in millions)		(dollars in millions)
Revenues, net	$361.4	$290.3	$1,037.3	$826.8
Cost of revenues(1)	230.5	177.7	659.2	507.2
Gross profit(1)	130.9	112.6	378.1	319.6
Operating expenses:
General and administrative expenses	42.5	36.2	122.9	103.4
Selling and marketing expenses	23.9	21.7	72.0	59.7
Depreciation and amortization expense	14.4	12.3	42.1	36.7
Total operating expenses	80.8	70.2	237.0	199.8
Income from operations	50.1	42.4	141.1	119.8
Foreign exchange gain, net	1.5	1.2	4.7	3.0
Interest expense	(2.4)	(1.8)	(4.8)	(6.8)
Other income, net	2.3	1.7	4.5	5.3
Loss on settlement of convertible notes	—	(12.8)	—	(12.8)
Income before income tax expense and earnings from equity affiliates	51.5	30.7	145.5	108.5
Income tax expense	12.5	4.2	34.8	22.1
Income before earnings from equity affiliates	39.0	26.5	110.7	86.4
Gain from equity-method investment	0.1	—	0.4	—
Net income attributable to ExlService Holdings, Inc. stockholders	$39.1	$26.5	$111.1	$86.4

(1) Exclusive of depreciation and amortization expense.

Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues.

The following table summarizes our revenues by reportable segments:

	Three months ended September 30,			Percentage change
	2022	2021	Change
	(dollars in millions)
Insurance	$116.2	$98.0	$18.2	18.6%
Healthcare	22.8	27.3	(4.5)	(16.5)%
Emerging Business	56.1	44.5	11.6	25.9%
Analytics	166.3	120.5	45.8	38.0%
Total revenues, net	$361.4	$290.3	$71.1	24.5%

Revenues for the three months ended September 30, 2022 were $361.4 million, up $71.1 million, or 24.5%, compared to the three months ended September 30, 2021, driven primarily by revenue growth in Analytics.

Revenue growth in Insurance of $18.2 million was primarily driven by expansion of business from our new and existing clients aggregating to $19.9 million. This was partially offset by a loss of $1.7 million mainly attributable to the depreciation of the U.K. pound sterling, the Australian dollar and the Indian rupee against the U.S. dollar during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Insurance revenues were 32.2% and 33.8% of our total revenues during the three months ended September 30, 2022 and September 30, 2021, respectively.

Revenue decline in Healthcare of $4.5 million was primarily driven by the ramp-down in certain existing clients during the three months ended September 30, 2022. Healthcare revenues were 6.3% and 9.4% of our total revenues during the three months ended September 30, 2022 and September 30, 2021, respectively.

Revenue growth in Emerging Business of $11.6 million was primarily driven by expansion of business from our new and existing clients aggregating to $13.8 million. This was partially offset by a loss of $2.2 million mainly attributable to the depreciation of the U.K. pound sterling, the Indian rupee and the Euro against the U.S. dollar during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Emerging Business revenues were 15.5% and 15.3% of our total revenues during the three months ended September 30, 2022 and September 30, 2021, respectively.

Revenue growth in Analytics of $45.8 million was primarily driven by higher volumes in our annuity and project-based engagements from our new and existing clients of $35.0 million, and contributions from our acquisition of Clairvoyant in December 2021 of $12.5 million. This was partially offset by a loss of $1.7 million mainly attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Analytics revenues were 46.0% and 41.5% of our total revenues during the three months ended September 30, 2022 and September 30, 2021, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Three months ended September 30,		Change	Percentage change	Three months ended September 30,		Change
	2022	2021			2022	2021
	(dollars in millions)
Insurance	$75.0	$61.4	$13.6	22.0%	35.4%	37.3%	(1.9)%
Healthcare	17.1	17.1	—	—%	25.0%	37.6%	(12.6)%
Emerging Business	32.4	23.7	8.7	36.8%	42.2%	46.8%	(4.6)%
Analytics	106.0	75.5	30.5	40.2%	36.3%	37.3%	(1.0)%
Total	$230.5	$177.7	$52.8	29.7%	36.2%	38.8%	(2.6)%

For the three months ended September 30, 2022, cost of revenues was $230.5 million compared to $177.7 million for the three months ended September 30, 2021, an increase of $52.8 million, or 29.7%. Our gross margin for the three months ended September 30, 2022 was 36.2%, compared to 38.8% for the three months ended September 30, 2021, a decrease of 260 basis points (“bps”).

The increase in cost of revenues in Insurance of $13.6 million during the three months ended September 30, 2022 was primarily due to increases in employee-related costs of $13.6 million on account of higher headcount and wage inflation, and higher technology costs of $2.0 million on account of increased leverage of the remote work model, partially offset by foreign exchange gain, net of hedging of $2.0 million. Gross margin in Insurance decreased by 190 bps during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to lower margins associated with ramp-ups in certain new clients during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

The cost of revenues in Healthcare remained unchanged at $17.1 million during the three months ended September 30, 2022 and 2021. This was driven by increases in employee-related costs of $0.7 million on account of higher headcount in existing clients and wage inflation, offset by foreign exchange gain, net of hedging of $0.5 million and lower other operating costs of $0.2 million. Gross margin in Healthcare decreased by 1,260 bps during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to lower revenues associated with ramp-down of certain existing clients during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

The increase in cost of revenues in Emerging Business of $8.7 million during the three months ended September 30, 2022 was primarily due to increases in employee-related costs of $8.2 million on account of higher headcount and wage inflation, higher technology costs of $0.9 million on account of increased leverage of the remote work model, higher travel costs of $0.8 million, and higher facilities cost of $0.5 million, partially offset by foreign exchange gain, net of hedging of $1.7 million. Gross margin in Emerging Business decreased by 460 bps during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to lower margins associated with ramp-ups in certain new clients, higher employee-related costs and higher operating expenses during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

The increase in cost of revenues in Analytics of $30.5 million during the three months ended September 30, 2022 was primarily due to increases in employee-related costs of $29.4 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of Clairvoyant in December 2021. The remaining increase was attributable to higher technology costs of $1.2 million on account of increased leverage of the remote work model, higher travel costs of $1.1 million, and higher other operating costs of $2.3 million. This was partially offset by foreign exchange gain, net of hedging of $3.5 million. Gross margin in Analytics decreased by 100 bps during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increases in employee-related costs and higher operating expenses during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended September 30,		Change	Percentage change
	2022	2021
	(dollars in millions)
General and administrative expenses	$42.5	$36.2	$6.3	17.6%
Selling and marketing expenses	23.9	21.7	2.2	10.2%
Selling, general and administrative expenses	$66.4	$57.9	$8.5	14.8%
As a percentage of revenues	18.4%	19.9%

The increase in SG&A expenses of $8.5 million was primarily due to higher employee-related costs of $7.5 million on account of a higher headcount and wage inflation, including incremental costs related to our acquisition of Clairvoyant in December 2021, increase in technology costs of $2.3 million on account of continued investments in digital capabilities and higher other operating costs of $0.3 million, partially offset by foreign exchange gain, net of hedging of $1.6 million.
Depreciation and Amortization.

	Three months ended September 30,		Change	Percentage change
	2022	2021
	(dollars in millions)
Depreciation expense	$10.1	$9.3	$0.8	9.2%
Intangible amortization expense	4.3	3.0	1.3	40.4%
Depreciation and amortization expense	$14.4	$12.3	$2.1	16.9%
As a percentage of revenues	4.0%	4.2%

The increase in intangibles amortization expense of $1.3 million was primarily due to amortization of intangibles associated with our acquisition of Clairvoyant and Inbound in December 2021 and June 2022, respectively, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in depreciation expense of $0.8 million was primarily due to depreciation of $1.2 million related to our investments in digital capabilities and computer and networking equipment, partially offset by foreign exchange gain, net of hedging of $0.4 million during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Income from Operations. Income from operations increased by $7.7 million, or 18.1%, from $42.4 million for the three months ended September 30, 2021 to $50.1 million for the three months ended September 30, 2022, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the three months ended September 30, 2022. As a percentage of revenues, income from operations decreased from 14.6% for the three months ended September 30, 2021 to 13.9% for the three months ended September 30, 2022.

Foreign Exchange Gain/(Loss). Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the three months ended September 30, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 73.88 during the three months ended September 30, 2021 to 80.01 during the three months ended September 30, 2022. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.37 during the three months ended September 30, 2021 to 1.16 during the three months ended September 30, 2022. The average exchange rate of the U.S. dollar against the Philippine peso increased from 50.24 during the three months ended September 30, 2021 to 56.63 during the three months ended September 30, 2022. The average exchange rate of the U.S. dollar against the South African ZAR increased from 14.76 during the three months ended September 30, 2021 to 17.21 during the three months ended September 30, 2022.

We recorded a net foreign exchange gain of $1.5 million for the three months ended September 30, 2022, compared to net foreign exchange gain of $1.2 million for the three months ended September 30, 2021.

Interest expense. Interest expense increased from $1.8 million for the three months ended September 30, 2021 to $2.4 million for the three months ended September 30, 2022, primarily due to higher outstanding obligations under our revolving Credit Facility and higher effective interest rates during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.
Other Income, net.

	Three months ended September 30,			Percentage change
	2022	2021	Change
	(dollars in millions)
Gain on sale and mark-to-market of mutual funds and money market funds	$1.5	$1.2	$0.3	19.3%
Interest income	1.5	0.8	0.7	91.5%
Other, net	(0.7)	(0.3)	(0.4)	144.3%
Other income, net	$2.3	$1.7	$0.6	31.4%

Other income, net increased by $0.6 million, from $1.7 million for the three months ended September 30, 2021 to $2.3 million for the three months ended September 30, 2022, primarily due to higher interest income on investments in term deposits of $0.7 million and higher yield on our mutual fund investments of $0.3 million.

Loss on settlement of Notes. On August 27, 2021, we settled our outstanding obligations under the Notes and recognized a loss of $12.8 million during the three months ended September 30, 2021. See Note 18 - Borrowings to our unaudited consolidated financial statements.

Income Tax Expense. The effective tax rate increased from 13.7% during the three months ended September 30, 2021 to 24.2% during the three months ended September 30, 2022. We recorded income tax expense of $12.4 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase in income tax expense was primarily a result of higher profit during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, the recording of a one-time deferred tax benefit of $2.4 million on settlement of the Notes during the three months ended September 30, 2021, and higher excess tax benefits during the three months ended September 30, 2021.

Net Income. Net income increased from $26.5 million for the three months ended September 30, 2021 to $39.1 million for the three months ended September 30, 2022, primarily due to increase in income from operations of $7.7 million, loss on settlement of the Notes of $12.8 million during three months ended September 30, 2021 and higher foreign exchange gain, net of $0.3 million, partially offset by higher income tax expense of $8.3 million. As a percentage of revenues, net income increased from 9.1% for the three months ended September 30, 2021 to 10.8% for the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues.

The following table summarizes our revenues by reportable segments:

	Nine months ended September 30,			Percentage change
	2022	2021	Change
	(dollars in millions)
Insurance	$328.0	$283.8	$44.2	15.5%
Healthcare	72.1	85.9	(13.8)	(16.1)%
Emerging Business	160.6	122.9	37.7	30.8%
Analytics	476.6	334.2	142.4	42.6%
Total revenues, net	$1,037.3	$826.8	$210.5	25.5%

Revenues for the nine months ended September 30, 2022 were $1,037.3 million, up $210.5 million, or 25.5%, compared to the nine months ended September 30, 2021, driven primarily by revenue growth in Analytics and Insurance.

Revenue growth in Insurance of $44.2 million was primarily driven by expansion of business from our new and existing clients aggregating to $47.6 million. This was partially offset by a loss of $3.4 million mainly attributable to the depreciation of the U.K. pound sterling, the Australian dollar and the Indian rupee against the U.S. dollar during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Insurance revenues were 31.6% and 34.3% of our total revenues during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Revenue decline in Healthcare of $13.8 million was primarily driven by the ramp-down in certain existing clients during the nine months ended September 30, 2022. Healthcare revenues were 6.9% and 10.4% of our total revenues during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Revenue growth in Emerging Business of $37.7 million was primarily driven by expansion of business from our new and existing clients of $42.1 million. This was partially offset by a loss of $4.4 million mainly attributable to the depreciation of the U.K. pound sterling, the Indian rupee and the Euro against the U.S. dollar during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Emerging Business revenues were 15.5% and 14.9% of our total revenues during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Revenue growth in Analytics of $142.4 million was primarily driven by the higher volumes in our annuity and project based engagements from our new and existing clients of $112.1 million, and contributions from our acquisition of Clairvoyant in December 2021 of $33.7 million. This was partially offset by a loss of $3.4 million mainly attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Analytics revenues were 45.9% and 40.4% of our total revenues during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments:

	Cost of Revenues				Gross Margin
	Nine months ended September 30,			Percentage change	Nine months ended September 30,		Change
	2022	2021	Change		2022	2021
	(dollars in millions)
Insurance	$210.7	$176.9	$33.8	19.1%	35.7%	37.7%	(2.0)%
Healthcare	52.4	52.2	0.2	0.6%	27.2%	39.3%	(12.1)%
Emerging Business	92.8	66.8	26.0	38.8%	42.2%	45.6%	(3.4)%
Analytics	303.3	211.3	92.0	43.4%	36.4%	36.8%	(0.4)%
Total	$659.2	$507.2	$152.0	29.9%	36.5%	38.6%	(2.1)%

For the nine months ended September 30, 2022, cost of revenues was $659.2 million compared to $507.2 million for the nine months ended September 30, 2021, an increase of $152.0 million, or 29.9%. Our gross margin for the nine months ended September 30, 2022 was 36.5% compared to 38.6% for nine months ended September 30, 2021, a decrease of 210 bps.

The increase in cost of revenues in Insurance of $33.8 million during the nine months ended September 30, 2022 was primarily due to increases in employee-related costs of $32.8 million on account of higher headcount and wage inflation, higher technology costs of $5.1 million on account of increased leverage of the remote work model and higher travel costs of $1.1 million, partially offset by foreign exchange gain, net of hedging of $4.3 million and lower other operating costs of $0.9 million. Gross margin in Insurance decreased by 200 bps during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower margins associated with ramp-ups in certain new clients during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

The increase in cost of revenues in Healthcare of $0.2 million during the nine months ended September 30, 2022 was primarily due to increases in employee-related costs of $1.8 million on account of higher headcount in existing clients and wage inflation, partially offset by lower other operating costs of $0.8 million and foreign exchange gain, net of hedging of $0.8 million. Gross margin in Healthcare decreased by 1,210 bps during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower revenues and higher operating expenses associated with the ramp-down of certain existing clients during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

The increase in cost of revenues in Emerging Business of $26.0 million during the nine months ended September 30, 2022 was primarily due to increases in employee-related costs of $24.7 million on account of higher headcount and wage inflation, higher technology costs of $3.1 million on account of increased leverage of the remote work model, higher travel costs of $1.7 million, higher facilities costs of $0.5 million, partially offset by foreign exchange gain, net of hedging of $4.0 million. Gross margin in Emerging Business decreased by 340 bps during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower margins associated with ramp-ups in certain new clients, higher employee-related costs and higher operating expenses during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

The increase in cost of revenues in Analytics of $92.0 million during the nine months ended September 30, 2022 was primarily due to increases in employee-related costs of $85.5 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of Clairvoyant in December 2021. The remaining increase was attributable to higher travel costs of $3.2 million, higher technology costs of $2.5 million on account of increased leverage of the remote work model and higher other operating costs of $7.5 million. This was partially offset by foreign exchange gain, net of hedging of $6.7 million. Gross margin in Analytics decreased by 40 bps during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increases in employee-related costs and higher operating expenses during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Selling, General and Administrative (“SG&A”) Expenses.

	Nine months ended September 30,			Percentage change
	2022	2021	Change
	(dollars in millions)
General and administrative expenses	$122.9	$103.4	$19.5	18.9%
Selling and marketing expenses	72.0	59.7	12.3	20.8%
Selling, general and administrative expenses	$194.9	$163.1	$31.8	19.6%
As a percentage of revenues	18.8%	19.7%

The increase in SG&A expenses of $31.8 million was primarily due to higher employee-related costs of $28.2 million on account of a higher headcount and wage inflation, including incremental costs related to our acquisition of Clairvoyant in December 2021, increase in technology costs of $7.6 million on account of continued investments in digital capabilities and higher other operating costs of $1.4 million, partially offset by foreign exchange gain, net of hedging of $3.2 million, during the nine months ended September 30, 2022 and COVID-19 related expenses of $2.2 million during the nine months ended September 30, 2021.

Depreciation and Amortization.

	Nine months ended September 30,			Percentage change
	2022	2021	Change
	(dollars in millions)
Depreciation expense	$29.2	$26.9	$2.3	8.3%
Intangible amortization expense	12.9	9.8	3.1	31.6%
Depreciation and amortization expense	$42.1	$36.7	$5.4	14.5%
As a percentage of revenues	4.1%	4.4%

The increase in intangibles amortization expense of $3.1 million was primarily due to amortization of intangibles associated with our acquisition of Clairvoyant and Inbound in December 2021 and June 2022, respectively, partially offset by decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in depreciation expense of $2.3 million was primarily due to depreciation of $3.0 million related to our investments in digital capabilities and computer and networking equipment, partially offset by foreign exchange gain, net of hedging of $0.7 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Income from Operations. Income from operations increased by $21.3 million, or 17.8%, from $119.8 million for the nine months ended September 30, 2021 to $141.1 million for the nine months ended September 30, 2022, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the nine months ended September 30, 2022. As a percentage of revenues, income from operations decreased from 14.5% for the nine months ended September 30, 2021 to 13.6% for the nine months ended September 30, 2022.

Foreign Exchange Gain/(Loss). Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the U.K. pound sterling, the Philippine peso and the South African ZAR during the nine months ended September 30, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 73.57 during the nine months ended September 30, 2021 to 77.65 during the nine months ended September 30, 2022. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.38 during the nine months ended September 30, 2021 to 1.25 during the nine months ended September 30, 2022. The average exchange rate of the U.S. dollar against the Philippine peso increased from 48.94 during the nine months ended September 30, 2021 to 53.71 during the nine months ended September 30, 2022. The average exchange rate of the U.S. dollar against the South African ZAR increased from 14.64 during the nine months ended September 30, 2021 to 16.10 during the nine months ended September 30, 2022.

We recorded a net foreign exchange gain of $4.7 million for the nine months ended September 30, 2022, compared to the net foreign exchange gain of $3.0 million for the nine months ended September 30, 2021.

Interest expense. Interest expense decreased from $6.8 million for the nine months ended September 30, 2021 to $4.8 million for the nine months ended September 30, 2022, primarily due to the settlement of outstanding obligations under the Notes (as defined under Note 18 – Borrowings-Convertible Senior Notes to our unaudited consolidated financial statements”) on August 27, 2021, partially offset by higher outstanding obligations under our revolving Credit Facility bearing a relatively lower effective interest rate as compared to the Notes during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Other Income, net.

	Nine months ended September 30,			Percentage change
	2022	2021	Change
Gain on sale and mark-to-market of mutual funds and money market funds	$3.4	$3.9	$(0.5)	(16.3)%
Interest and dividend income	3.7	2.1	1.6	79.0%
Other, net	(2.6)	(0.7)	(1.9)	261.1%
Other income, net	$4.5	$5.3	$(0.8)	(15.9)%

Other income, net decreased by $0.8 million, from $5.3 million for the nine months ended September 30, 2021 to $4.5 million for the nine months ended September 30, 2022. The decrease is primarily due to a fair value adjustment to recognize an increase in contingent consideration liability of $1.0 million related to our acquisition of Clairvoyant in December 2021, interest on statutory payments of $0.7 million, and lower return on mutual fund investments of $0.5 million, partially offset by higher interest income on investments in term deposits of $0.9 million and interest on income tax refunds of $0.7 million.

Loss on settlement of Notes. On August 27, 2021, we settled our outstanding obligations under the Notes and recognized a loss of $12.8 million during the nine months ended September 30, 2021. See Note 18 - Borrowings to our unaudited consolidated financial statements.

Income Tax Expense. The effective tax rate increased from 20.3% during the nine months ended September 30, 2021 to 23.9% during the nine months ended September 30, 2022. We recorded income tax expense of $34.8 million and $22.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in income tax expense was primarily as a result of higher profit during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, the recording of a one-time deferred tax benefit of $2.4 million on settlement of the Notes during the nine months ended September 30, 2021, and an increase in non-deductible expenses, partially offset by higher excess tax benefits during the nine months ended September 30, 2022.

Net Income. Net income increased from $86.4 million for the nine months ended September 30, 2021 to $111.1 million for the nine months ended September 30, 2022, primarily due to increase in income from operations of $21.3 million, loss on settlement of the Notes of $12.8 million during three months ended September 30, 2021, lower interest expense of $2.0 million, higher foreign exchange gain, net of $1.7 million and higher gain from equity-method investment of $0.4 million, partially offset by higher income tax expense of $12.7 million and lower other income, net of $0.8 million. As a percentage of revenues, net income increased from 10.5% for the nine months ended September 30, 2021 to 10.7% for the nine months ended September 30, 2022.

Liquidity and Capital Resources

	Nine months ended September 30,
	2022	2021
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$143.8	$225.5
Net cash provided by operating activities	101.1	113.8
Net cash used for investing activities	(75.2)	(21.5)
Net cash used for financing activities	(61.8)	(189.1)
Effect of exchange rate changes	(9.6)	(5.0)
Closing cash, cash equivalents and restricted cash	$98.3	$123.7

As of September 30, 2022 and 2021, we had $262.2 million and $284.9 million, respectively, in cash, cash equivalents and short-term investments, of which $237.5 million and $254.8 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities regarding distribution to fund our operations in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions.

Operating Activities: Net cash provided by operating activities was $101.1 million and $113.8 million for the nine months ended September 30, 2022 and 2021, respectively, reflecting higher working capital needs, offset by higher cash earnings. The major drivers contributing to the decrease of $12.7 million year-over-year included the following:

•A decrease in accrued employee costs, offset by an increase in accrued expenses and other liabilities contributed to a lower cash flow of $33.3 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to higher payments (net of accruals) of annual performance incentives of $43.0 million, offset by higher employee costs accruals of $4.9 million and higher accrued expenses of $4.8 million due to an increase in our cost base to support revenue growth.

•An increase in net income of $24.7 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in income from operations of $21.3 million driven by higher revenues, lower interest expense of $2.0 million and higher foreign exchange gain, net of $1.7 million.

•Other drivers decreasing cash flows during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 included: income tax payments, net of refunds, of $4.1 million, primarily due to higher income tax payments on higher net income.

Investing Activities: Net cash used for investing activities was $75.2 million and $21.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in net cash flows used for investing activities of $53.7 million is mainly due to higher net purchase of investments of $40.0 million during nine months ended September 30, 2022 compared to net redemption of investments of $6.7 million during the nine months ended September 30, 2021. The increase is also due to higher capital expenditures in infrastructure, technology assets, software and product developments of $3.7 million and acquisitions related payouts of $3.3 million during the nine months ended September 30, 2022.

Financing Activities: Net cash used for financing activities was $61.8 million and $189.1 million during the nine months ended September 30, 2022 and 2021, respectively. The decrease of $127.2 million was primarily due to net proceeds of our borrowings under our revolving Credit Facility of $10.0 million during the nine months ended September 30, 2022 compared to net repayment of our borrowings of $104.0 million during the nine months ended September 30, 2021. The remaining decrease was attributable to lower purchases of treasury stock under our share repurchase program of $13.9 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This was partially offset by proceeds from the exercise of stock options by $0.7 million during the nine months ended September 30, 2021.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to new facilities and capital expenditures associated with leasehold improvements to build our facilities, digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.

We incurred $32.1 million of capital expenditures during the nine months ended September 30, 2022. We expect to incur total capital expenditures of between $37.0 million to $42.0 million in 2022, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.

In connection with any demand orders by the tax and/or other statutory authorities, that have been issued or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with respect to such assessment orders (see Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further details). We anticipate that we will continue to rely upon cash from operating activities to finance our working capital needs, capital expenditures and smaller acquisitions. If we have significant growth through acquisitions, we may need to obtain additional financing.

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

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under Gratuity plans and uncertain tax positions. See Note 18 - Borrowings, Note 21 - Leases, and Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of September 30, 2022 and December 31, 2021, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are not reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) allows employers to defer the payment of the employer share of Federal Insurance Contributions Act (“FICA”) taxes for the period from April 1, 2020 and ending December 31, 2020. The deferred amount is payable as follows: (1) 50% of the deferred amount was paid on or before December 31, 2021 and (2) the remaining 50% of the deferred amount will be paid on or before December 31, 2022. Our deferred contributions, net of payments to FICA was $3.1 million as of September 30, 2022 and December 31, 2021, each, which will be paid on or before December 31, 2022.
Financing Arrangements (Debt Facility)
The following tables summarizes our debt position:

	As of September 30,2022	As of December 31, 2021
	(dollars in millions)
	Credit Facility
Current portion of long-term borrowings	$35.0	$260.0

Long-term borrowings	235.0	—
Total borrowings	$270.0	$260.0

Unamortized debt issuance costs for our Credit Facility of $1.2 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively, is presented under “Other current assets” and “Other assets,” as applicable in our consolidated balance sheets.
See Note 18 - Borrowings to our unaudited consolidated financial statements herein for further details.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2—“Recent Accounting Pronouncements” to our unaudited consolidated financial statements contained herein.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended September 30, 2022, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of September 30, 2022, were effective.
Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making its assessment of the changes in internal control over financial reporting during the nine months ended September 30, 2022, our management excluded an evaluation of the disclosure controls and procedures of Clairvoyant and Inbound which we acquired on December 16, 2021 and June 10, 2022, respectively. See Note 10 - Business Combinations, Goodwill and Intangible Assets to our unaudited consolidated financial statements contained herein for details of our acquisition.

PART II.     Other Information

ITEM 1.    Legal Proceedings

In the course of our normal business activities, various lawsuits, claims and proceedings may be instituted or asserted against us. Although there can be no assurance, we believe that the disposition of matters currently instituted or asserted will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements contained herein for details.

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

The Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, have impacted the global economy and given rise to potential global security issues that may adversely affect international business and economic conditions. Additional sanctions, and retaliatory acts by Russia in response to such sanctions including state sponsored cyber attacks, could further damage or disrupt international commerce. Although we have no operations in Russia or Ukraine, certain of our clients and suppliers may have been or may in the future be impacted by these events. Moreover, the ongoing effects of the hostilities and sanctions may not be limited to Russia and Russian companies and may spill over to and negatively impact other regional and global economic markets. A prolonged conflict may result in increased inflation, rising energy prices and constrained supply chain, and thus may lead to inflationary global economic environment. At this time, the extent and duration of the military action, resulting sanctions, retaliatory actions, future economic and market disruptions, and the extent of future cyber attack incidents and resulting effects on us, are impossible to predict.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2022, purchases of common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	68,109	$146.82	68,109	$233,000,320
August 1, 2022 through August 31, 2022	8,700	$174.85	8,700	$231,479,093
September 1, 2022 through September 30, 2022	—	$—	—	$231,479,093
Total	76,809	$150.00	76,809	$—

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

3.3	Fifth Amended and Restated By-laws of ExlService Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 19, 2019)

10.1	Amendment to Second Amended and Restated Employment and Non-Competition Agreement between ExlService Holdings, Inc. and Rohit Kapoor, dated as of August 12, 2022.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2022	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)