Form 10-K
period 2022-12-31
ExlService Holdings, Inc.
filed 2023-02-23
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
None
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of common stock held by non-affiliates was approximately $4,754,716,854.

As of February 21, 2023, there were 33,300,643 shares of the registrant’s common stock outstanding, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of December 31, 2022.

ITEM 1.     Business
ExlService Holdings, Inc. (“EXL,” “we,” “us,” “our” or the “Company”), incorporated in Delaware in 2002, is a leading data analytics and digital operations and solutions company that partners with clients to improve business outcomes and unlock growth. By bringing together deep domain expertise with robust data, powerful analytics, cloud, artificial intelligence (“AI”) and machine learning (“ML”), we create agile, scalable solutions and execute complex operations for the world’s leading corporations in industries including insurance, healthcare, banking and financial services, media, and retail, among others. Focused on driving faster decision making and transforming operating models, EXL was founded on the core values of innovation, collaboration, excellence, integrity and respect. Headquartered in New York, our team is over 45,400 strong, with more than 50 offices spanning six continents.
We deliver data analytics and digital operations and solutions to our clients, driving enterprise-scale business transformation initiatives that leverage our deep expertise in advanced analytics, AI, ML and cloud. Data, analytics and digital have become core to virtually every significant move a business makes to serve customers, optimize business processes, stay competitive and grow. Our vision of being an indispensable partner for data-led businesses reflects where the data and technology-led transformation of our clients’ businesses is trending across industry sectors, and we are evolving our offerings to drive business outcomes through advanced analytics and AI-powered solutions on the cloud. Our data-led value creation framework enables better and faster decision making, leveraging our end-to-end data and analytics capabilities to drive improved business outcomes, and re-designing of operating models to integrate advanced technology into operational workflows. We embed digital operations and solutions into clients’ businesses and introduce our data-led approach to transform operations with every new engagement.
We manage and report financial information through our four reportable segments or strategic business units: Insurance, Healthcare, Analytics and Emerging Business, which reflects how management reviews financial information and makes operating decisions. Our strategic business units align our products and services with how we manage our business, approach our key markets and interact with our clients. These business units develop client-specific solutions, build capabilities, maintain a unified go-to-market approach and are integrally responsible for service delivery, customer satisfaction, growth and profitability. By integrating data and analytics directly into our client workflows, we drive more intelligence into our clients’ increasingly digital operations that drive superior customer outcomes, optimize costs and power resilient and agile business models.
Digital Operations and Solutions
Our digital operations and solutions, which we provide from our Insurance, Healthcare and Emerging Business strategic business units, are focused on solving complex industry challenges, such as the insurance claims life cycle, financial transactions processing and provider and member experiences. This typically involves the use of agile delivery models to implement digital technologies and interventions like hyper-automation, customer experience transformation, advanced automation, robotics, enterprise architecture, end-to-end business function management and transformations. We either administer and manage these functions for our clients on an ongoing basis via longer-term arrangements or project work. We use a focused industry vertical approach, and our solutions are designed to help our clients realize their business and innovation goals and improve their strategic competitive position.
The key differentiators and salient features of our digital operations and solutions include our agile operating and delivery model, which leverages AI/ML-based content extraction, natural language processing and cloud-based operations to automate business processes and improve speed to market. We integrate AI/ML and data on the cloud to digitally transform legacy models and support real-time insights, faster decision making and streamlined operations. This approach positions us to digitally transform our clients’ enterprise-wide data flows to deliver meaningful customer experience, business outcomes and efficiency improvements.
Some of the key digital capabilities embedded in our digital operations and solutions include:
•AI:OS: Integrated cloud-native AI solutions with deep domain expertise and process transition experience to deliver a cloud receiving center for business processes;
•Xtrakto.AI: AI-driven automation of manual processing of text, image and financial data;
•    Exelia.AI: AI-infused experiences across multiple customer journeys and touchpoints;
•    Paymentor: AI-powered customer centricity and digitization in payment and collection processes; and
•    POS Financing: AI-powered Buy Now, Pay Later solution, reimagining an integrated and coherent sales and credit journey.

We deliver digital operations and solutions to clients through multiple technology approaches, including using client environments, EXL platforms and leveraging third-party solutions from our partner ecosystem. Where possible, our aim is to use standardized and shared technology and operational delivery infrastructure, enabling us to leverage technology and infrastructure investments across multiple clients.
Our strategic business units, through which we provide digital operations and solutions, are described below:
Our Insurance strategic business unit serves property and casualty insurance, life insurance, disability insurance, insurance brokers, reinsurers, annuity and retirement services companies. We provide digital transformation and solutions and data-led operations services across the insurance industry in areas such as claims processing, premium and benefit administration, agency management, account reconciliation, policy research, underwriting support, new business acquisition, policy servicing, premium audit, surveys, billing and collection, commercial and residential survey and customer service using digital technology, AI, ML and advanced automation. We provide end-to-end third-party administration for life and annuity insurance policies which includes digital customer acquisition services using a software-as-a-service (“SaaS”) delivery model through our LifePRO® and Life Digital Suite platforms that help clients administer life insurance, annuities and credit life and disability insurance policies. We also provide subrogation services to property and casualty insurers using business process-as-a-service (“BPaaS”) delivery model and our proprietary Subrosource® software platform, the largest commercial end-to-end subrogation platform. Subrosource® integrates with client systems, manages recovery workflow, increases recoveries and reduces costs. We provide a suite of finance and accounting services that include high-end, data-led services including financial planning and analysis, decision support, GAAP and statutory reporting and compliance services in addition to core finance operations. We bring a data-led and practical digital approach to finance and accounting, enabling our clients to simplify and scale their finance and accounting processes, drive stakeholder centricity, improve controls and compliance, reduce operating costs and deliver rich data-led insights to our clients’ businesses.
Our Healthcare strategic business unit primarily serves U.S.-based healthcare payers, providers and pharmacy benefit managers organizations. We combine deep healthcare domain expertise with data-led insights and technology-enabled services to transform how care is delivered, managed and paid. We provide services related to care management, utilization management, disease management, payment integrity, revenue optimization and customer engagement directly addressing the market need for improved healthcare outcomes, patient and provider experience and access to the healthcare system in the healthcare market and optimized healthcare spend.
We offer digital operations, SaaS and platform services designed to serve the healthcare industry. EXL’s integrated care management offering, including our proprietary clinical data, connects payers, providers and members to increase efficiencies and effectiveness across all aspects of care management, including medical, pharmacy and behavioral health. Our digital operations and solutions infuse cloud, data, AI, ML, advanced analytics and robotics capabilities to improve efficiency, business outcomes and the consumer experience in healthcare across patient/member management, contracting and network management, health and care management, claims administration and business operations.
Similar to our Insurance strategic business unit, we also provide finance and accounting services, digital transformation and advisory/consulting services for our clients in the healthcare industry.
Our Emerging Business strategic business unit provides data-led enterprise solutions in the areas of revenue enhancement, finance & accounting and customer experience management to clients primarily in the banking and capital markets, utilities, travel and leisure, transportation and logistics, media and communications, manufacturing, retail and business services industries. These enterprise solutions complement our domain-specific industry solutions enabling our clients to deliver superior performance.
Our revenue enhancement solutions include lead generation, inside sales and digital marketing, pricing, customer and marketing analytics, billing and proprietary revenue assurance solutions, helping deliver direct topline and margin impact to our clients’ business.
Our data-led finance and accounting services include high-end analytical services, including financial planning and analysis, management reporting, advanced forecasting and decision support, data management, regulatory reporting and risk and compliance services in addition to core transactional finance operations. Powered by our integrated cloud-based hyper-automation and insights platform EXL Digital Finance Suite, we help chief financial officers transform finance into a digitally enabled, scalable data-led function with lower cost to serve, superior business outcomes and improved stakeholder experience.
Our client experience management solutions that run on our proprietary CONNECx platform, help our clients improve their end-customer experience across the front, middle and back-office, integrating data flows, redesigning customer service processes and leveraging digital omni-channel platforms. To deliver these solutions, we combine our deep domain operations expertise with advanced analytics and digital capabilities, including robotics, proprietary and partner-driven AI and ML solutions.
We also provide industry-specific digital operations and solutions. For our clients in the travel and leisure sector, we provide corporate and leisure travel services including reservations, customer service and fulfilment services. In the transportation and logistics sector, we provide our clients with freight billing, collections, claims management, freight audit, freight scheduling, supply chain management and revenue assurance services. For our clients in the banking and financial services sector, we provide a comprehensive range of digital solutions, including residential mortgage lending, title verification and validation, retail banking and credit cards, trust verification, commercial banking and investment management. For our clients in the retail sector, we provide supply chain management services and analytical services including merchandising, pricing and demand forecasting. For our clients in the utilities sector, we offer digital operations and solutions related to end-to-end customer life cycle management including onboarding and terminations, engineering field services, customer service, billing and debt management and collections.
Analytics
Our Analytics strategic business unit helps clients build data-led businesses using AI and advanced analytics solutions and services. By leveraging our suite of end-to-end analytics capabilities, we aim to drive better business outcomes for our clients by unlocking deep insights from data and creating data-led solutions across all parts of clients’ businesses.
Our Analytics teams deliver predictive and prescriptive analytics in the areas of customer acquisition and life cycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting, and data management.
We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house AI and ML capabilities and proprietary solutions, to create insights, improve decision making for our clients and address a range of complex industry-wide priorities, including:
•Superior customer experience, driving engagement, loyalty and increasing cross-sell through a deeper understanding of consumer behavior;
•Solutions for risk models, stress testing, Basel risk-weighted assets, reserves, and economic capital calculation;
•ML models for fraud monitoring, loss mitigation, and implementation and execution of fraud strategies; and
•Enhanced decision-making in underwriting, claims processing and policy renewal through cognitive image analytics.
Our Analytics team is comprised of approximately 8,200 professionals, including data scientists, data architects, business analysts, statisticians, modelers, industry domain specialists and data experts.
We help our clients leverage internal and external data sources, enhance their data assets, identify and visualize data patterns, and utilize data-led insights to improve their effectiveness. Our Analytics services for our clients include:
•Identification, cleansing, matching and use of structured, semi-structured and unstructured data available both internally to our client’s organization and externally;
•Integration of data insights and predictive models into real-time, decision-making processes to drive measurable business impact;
•Design and implementation of services that enable data visualization and management reporting enabling business users to segment, drill down, and filter data; and
•Deployment of analytics professionals and data scientists who utilize analytics tools, cutting edge statistical techniques and methodologies in ways designed to help customers better understand their data to generate actionable business insights.
Our Analytics engagements span both project work and longer-term arrangements where EXL provides ongoing analytics modeling and services for a year or longer. We utilize our domain and industry knowledge to drive these engagements across our various competencies including data management and cloud enablement, AI, ML and advanced analytics and insights, data-enabled marketing solutions and strategic data assets.
Our Analytics services support: (1) retail banking, commercial banking and investment banking and management for the banking and financial services industries; (2) marketing analytics, clinical analytics, patient engagement and pharmaco-

economics outcomes in the healthcare industry; (3) marketing and agency analytics, actuarial, servicing and operations, customer management and claims and money movement in the insurance industry; and (4) marketing analytics, supply chain, logistics and digital operations and solutions in the retail, media and entertainment industries.
Over the past two years, we have seen a significant acceleration in the shift to digital and cloud-based solutions across all our target markets, including as a result of the COVID-19 pandemic. Capturing data and enriching data has become a key differentiator for clients and their speed of decision making necessitating the adoption of advanced AI and ML techniques. The accelerated adoption of cloud-based solutions has increased our clients’ needs for a suite of cloud migration and enablement capabilities.
We expect the trend in increased demand for analytics solutions to continue, and to capture these new opportunities, we are building a scalable and customizable multi-cloud cross-sector AI and advanced analytics platform with pre-built accelerators and packaged solutions. This platform will expand our target addressable market and help monetize our intellectual property through ‘as-a-service’ models.
During 2022, we made significant progress in the development of solutions on our analytics platform. We now have three solutions that are live on this platform with several client deployments in-progress and others under development.
Our EXLClarityTM platform supports payers’ and providers’ risk adjustment and quality management programs to close clinical gaps and optimize revenue, and our EXLVantageTM platform offers robust population health analytics that can be leveraged by payer and provider customers to drive insights and associated actions for improved outcomes in quality and efficiency performance for care and network optimization. In addition, our population health analytics models can be leveraged with our campaign management and marketing analytics to support member acquisition and clinical program intervention management.
We offer end-to-end data management services to support data strategy, ingestion, normalization, quality, security, governance, visualization and data architecture development and deployment via agnostic tools and flexible delivery models.
Our acquisition of Clairvoyant AI, Inc. (“Clairvoyant”) in December 2021 strengthened our data analytics capabilities with additional expertise in data and product engineering, machine learning operations, cloud enablement and managed services. During 2022, we were able to cross-sell these capabilities and expand our footprint within our existing clients in the insurance, healthcare, banking and financial services and retail industries.
Business Strategy
EXL is a leading data analytics and digital operations and solutions company and is a key strategic partner for data-led businesses. We drive business outcomes for our clients through advanced analytics and AI/ML-powered digital solutions on the cloud. We do this through our data-led value creation framework to enable better and faster decision making, and we re-design operating models to integrate advanced technology into operational workflows. Below are some of our strategically focused considerations:
Expanding our Services in Large Addressable Markets
We continue to focus on the insurance, healthcare, banking, retail, media and technology industries, among others, which are large markets with high demand, as well as pursuing opportunities in emerging industries. We also continue to build our client portfolio in finance and accounting and consulting services in all our business segments. We are strategically equipped to help clients apply relevant digital technologies to enterprise processes and business priorities at every step of the digital transformation journey, by bringing together domain expertise with data, advanced analytics, cloud, AI and ML. Demand for our services is expected to continue to exhibit growth in the next several years.
Integrating our Data-led and Domain Capabilities
The combination of our data-led capabilities and domain expertise has been central to our market differentiation. We are also well-positioned with our suite of advanced analytics, data and AI-based digital solutions to create integrated services and solutions under one brand.
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

•Offering the full suite of EXL services, which includes digital operations and solutions, consulting and data analytics services; and
•Supporting our clients’ geographic expansions by leveraging our global footprint.
We intend to continue building a portfolio of Fortune 500 and Global 2000 companies in our focus industries that have complex and diverse data-led processes and, accordingly, stand to benefit significantly from our services. We also intend to cultivate long-term relationships with medium-sized companies in our focus industries by leveraging our BPaaS and digital offerings.
Optimizing our Global Delivery Footprint and Operational Infrastructure in the Countries and Regions in Which we Operate
Our network of delivery centers and operational footprint is designed to serve the needs of our business, including delivering for our clients, driving efficiencies and adapting to hybrid and remote working models. As part of our ongoing evaluation of facilities usage and business needs, we continually optimize our network and footprint.
Pursuing Strategic Acquisitions and Relationships
We intend to continue making selective acquisitions in our focus industry verticals that enhance our competitive differentiation and that meet our strategic and financial criteria. We consider selective strategic relationships with industry leaders that add new long-term client relationships, enhance the depth and breadth of our services and solutions and complement our business strategy. Through our Connected Intelligence Partnership programs, we expand our technology and innovation ecosystem with select partnerships, alliances or investments. We expect that the digital assets and intellectual property this ecosystem provides will enhance our go-to-market opportunities, expand the scope and effectiveness of our services and solutions, help us to win new clients, and allow us to enter new industry verticals and geographic markets.
Our Industry
Digital operations and solutions
As a provider of digital operations and solutions, we work with clients to execute enterprise-scale business transformation initiatives that enable improved customer experience, revenue growth, operational efficiency and reduced risk. Our asset-based operations services combine the industry-specific knowledge of our global workforce with an ecosystem of partner and proprietary digital solutions. These digital solutions help clients achieve their desired outcomes in three key ways: 1) leveraging advanced analytics that combine publicly available data, proprietary data sets and clients’ own data to help power faster, more strategic decision making, 2) integrating AI/ML-driven natural language processing solutions to help streamline manual, labor-intensive workflows and improve end-customer engagement and experience, and 3) implementing AI/ML-powered operating models that help our clients transition from legacy business operations and get to market faster.
This comprehensive approach acknowledges the critical role that digital capabilities play in both the operational business process and consumer-facing customer engagement and user experience, as our clients’ customer touch points, interactions and experiences have increasingly shifted to digital channels.
Digital transformation is a long-term strategic commitment for a company that, once begun, is generally not subject to cyclical spending or information technology budget fluctuations. Increased global demand, cost improvements in international communications and the automation of many business services have created opportunities for digital operations providers with offshore delivery capabilities, and many companies are moving select office processes to providers with the capacity to perform these functions from overseas locations. We believe the demand for digital operations and solutions will be led primarily by industries that are transaction-driven and require extensive customer interaction.
Data Analytics
As a provider of advanced analytics, AI and data services, we help companies access and deliver real-time data and insights at multiple points in their overall workflows so that all parts of the organization are working from the same data pool. Leveraging a large number of high-frequency, granular, non-traditional data elements aggregated across proprietary data sets, client data and publicly available sources, advanced analytics enables clients to deliver personalized customer experiences at scale, settle consumer issues efficiently and rapidly adapt their business strategies in response to market changes.
The enhanced generation of business data across multiple formats, substantial reduction in data storage costs, growing enterprise demand for data-led decision making and availability of sophisticated analytics tools, have enabled companies to make better decisions. By leveraging our end-to-end service offerings, we develop industry-specific AI and advanced analytics solutions and generate data insights, which makes us well-positioned to benefit from this global trend.
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
Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, analyst relations, lead generation, knowledge management, content development, campaign management, digital or web presence, brand awareness and participation in industry forums and conferences. As of December 31, 2022, we employed approximately 231 sales, marketing, business development and client management professionals, with the majority of them based in either the U.S. or Europe. Our professionals generally have significant experience in consulting, analytics, digital operations and solutions services and digital technology within our focus industries.
Clients
EXL generated revenues from approximately 550 clients and 459 clients in 2022 and 2021, respectively (with annual revenue exceeding $50,000 per client). We have won 59 and 58 new clients during 2022 and 2021, respectively.
Our top three, five and ten clients generated 16.3%, 22.9% and 34.9% of our revenues, respectively, in 2022. Our top three, five and ten clients generated 18.7%, 25.2% and 38.1% of our revenues, respectively, in 2021. No client accounted for more than 10% of our total revenues in 2022 or 2021. Our revenue concentration with our top clients has reduced year-over-year as we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-We earn a substantial portion of our revenues from a limited number of clients.”
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
Competition
Competition in the data analytics and digital operations and solutions industry is intense and growing. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-We face competition from U.S.-based and non-U.S.-based BPM and IT companies and from our clients, who may build shared services centers to perform digital operations and solutions and analytics services themselves, either in-house or other arrangements.” Many companies, including certain of our clients, choose to perform some or all of their front-, middle- and back-office analytics and processes internally, utilizing their own employees and digital applications to provide these services as part of their regular business operations. We believe our key advantage over in-house business processes and analytics management is our ability to orchestrate relevant domain, data, digital, advanced analytics and human design expertise to enable delivery of sustainable outcomes that allow companies to focus on their customers, core products and markets. We compete primarily against:
•large global companies with digital operations and solutions and operations capabilities, such as Accenture, Cognizant Technology Solutions, Genpact Limited, IBM, Infosys, NTT DATA, Tata Consultancy Services, and WNS (Holdings);
•niche industry-specific digital operations and solutions providers such as Cotiviti and Optum Health;
•niche analytics services and digital platform providers; and
•leading accounting and management consulting firms.
We compete against these entities by working to differentiate ourselves as a strategic partner for businesses with deep industry expertise, sophisticated data and analytics capabilities, innovative digital operations and solutions and technology strong client relationships, leading industry talent, superior process capabilities and differentiated technology, which enable us to respond rapidly to market trends and the evolving needs of our clients.
Intellectual Property
Our intellectual property consists of proprietary platforms, software, data sets, models, processes, algorithms, methodologies and know-how, as well as our name and marks, among other assets. We consider many of our business processes and implementation methodologies to be trade secrets or proprietary know-how and confidential information. We seek to protect our intellectual property through a combination of patent, trademark, copyright and trade secret laws, confidentiality procedures and contractual provisions. Clients and business partners typically agree in writing to confidential treatment of our information. Our employees and independent contractors are required to sign work-for-hire agreements containing confidentiality covenants as a condition to their employment and engagement, respectively. We also have policies requiring our associates to respect the intellectual property rights of others.
The solutions we offer our clients often include our software, data and other intellectual property assets developed by our technology group, combined with software and data licensed by us or clients from third parties. We also leverage several strategic partnerships with third parties to facilitate our solution offerings to clients, including, among others, robotics and process automation software companies and a financing platform provider. We typically retain ownership of any pre-existing proprietary intellectual property assets, including modifications or enhancements to such pre-existing proprietary assets developed while providing client services. While working on client engagements, we also often develop new tools, methodologies and models, including robotics and process automation software, or “bots,” AI and ML capabilities. We endeavor to negotiate contracts that give us ownership or broad licenses to use, develop, demonstrate and offer such tools for other clients.
We operate in a highly competitive and rapidly evolving global market. We seek to continue providing value to our clients with our deep domain expertise, ability to advise clients on how to transform their processes and deliver transformation that drives business value, ability to provide innovative services and solutions, including digital offerings that incorporate AI and ML capabilities, and our ability to continuously improve processes and consistently add value through digital transformation. We also rely on our reputation, client references, ability to sustain long-term client relationships, as well as our global reach and scale, and competitive pricing to maintain our competitiveness in our industry. While our proprietary intellectual property assets are important to our business, we believe our company as a whole is not materially dependent on any particular intellectual property, other than our EXL brand. We have a registered, and have applied for the registration of, numerous U.S. and international trademarks, service marks, and domain names to protect our brands, including our EXL brand, which is one of our most valuable assets.
Information Security and Data Privacy
We maintain a comprehensive program that focuses on information security and cyber security, data privacy and the protection of our clients’ confidential personal and sensitive information. We have invested in strengthening our cyber security posture and protocols to enable compliance with our contractual obligations and the regulations governing our activities. These investments include people, processes and technology intended to protect information throughout the business life cycle.
Cyber security is managed by our cross-functional cyber security apex body, the Management Security, Continuity and Privacy Forum, which is comprised of representatives from our management, business unit heads, and our technology and information security leadership teams. The Audit Committee of our board of directors has primary oversight and receives briefings throughout the year on cyber security-related risks, vulnerabilities and strategic policies and practices from management. At least once a year, our full board receives a report from management on the Company’s readiness and capability to reduce the risk of, detect and respond to a cyber-attack.
Our cyber security strategy aims to build a cyber-resilient organization and focuses on implementing and operating cyber security capabilities to identify, protect, detect, respond and recover from cyber threats and events; our cyber security capabilities are also designed to enable us to mitigate vulnerabilities and minimize the impact of cyber incidents if they occur. We emphasize institutional governance built on, and supported by, policies and processes, tools and technologies and knowledge and awareness training. We take into account guidelines from relevant regulatory and governance bodies, including but not limited to the Cyber Security Framework of the National Institute of Standards and Technology of the U.S. Department of Commerce, in designing policies and controls regarding security of sensitive and confidential information of our clients, employee, partners, third parties, as well as our intellectual property and confidential information. We have undertaken measures designed to comply with all applicable privacy laws and regulations, including the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), the U.S. Health Insurance Portability and Accountability Act of 1996, as amended, the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (the “CPRA”), the Virginia Consumer Data Protection Act (“VCDPA”), the Colorado Privacy Act (“CPA”), as well as other national and state laws or regulations.

According to the needs of our clients as well as the regulatory requirements of the geographies where we operate, many of our delivery centers are certified related to information security and health and environmental safety, such as the ISO 27001:2013 standard for information security management systems, the ISO 22301:2012 for business continuity management systems, the ISO 9001:2008 standard for quality management system, the ISO 14001 for environmental management standards and the OHSAS 18001:2007 standard for occupational health and safety management systems. The required delivery centers and processes are also compliant with HITRUST CSF™ and certified for other similar requirements. Some of our centers in the Philippines and South Africa and certain client processes in other operation centers in India are compliant with the Payment Card Industry Data Security Standard (PCI-DSS) version 3.2 or higher requirements. We engage independent firms to conduct General Controls and business process (SOC1and SOC2 - Type II) assessments on managed hosting environments that we offer in our Insurance and Healthcare verticals. We also engage third parties to periodically conduct vulnerability assessment and penetration testing of its technology environment. For disaster recovery purposes, many of our key technology systems are hosted in ISO 27001 certified, SSAE18 SOC1 compliant Tier 4 data centers that are proactively monitored and managed 24 hours a day. In 2021, we conducted an external security readiness review of our approach to remote work and strengthened the environment further. In 2022, we conducted an assessment of the effectiveness of our cyber security capabilities with an independent consulting firm to align with the evolving threat landscape.
In March 2020, as a result of COVID-19 and the implementation of our business continuity plans, a significant portion of our employees began to provide services from their homes, or other remote locations. Under our new hybrid and remote working models, many of our employees will continue to provide services from their home or other remote locations. We augmented our control environment to meet this business requirement. These augmented controls include enhancing endpoint security capabilities and strong encryption, and a secure virtual private network to access EXL or client application from these global locations. As we were unable to replicate physical controls in place at our delivery centers, we agreed with our clients to implement certain additional logical information security controls on the technology and computers issued by EXL and used by our employees while working from home, including browsers, peripherals and operating systems restrictions, as well additional monitoring from our Cyber Defense Operations Center. All employees providing services from home are required to agree to an undertaking of their compliance with our Telecommuter Policy. However, we continue to face certain risks related to cyber security threats in general including in connection with our hybrid and remote working models. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-We are vulnerable to natural disasters, technical disruptions, pandemics and societally created events that could severely disrupt the normal operation of our business and if our risk management, business continuity and disaster recovery plans are not effective, it may adversely affect our business, results of operations, financial condition and cash flows” and under “Risks Related to Our Business-Unauthorized disclosure of sensitive or confidential client and employee data, whether through breach of our computer systems or otherwise, could cause us significant reputational damage, expose us to protracted and costly litigation, and cause us to lose clients.”
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
We have adopted a cloud-first strategy for delivering business and enterprise technology services and have developed a Unified Cloud Infrastructure that addresses requirements across our diverse businesses leveraging public cloud services. This infrastructure spans across a multi-cloud environment for data and digital led business solutions and are covered with globally established service level agreements and best practices. We have deployed additional controls to create visibility around the cloud environment.
Human Capital Management
At EXL, our culture is defined by our five core values: innovation, collaboration, excellence, integrity and mutual respect. In line with these values, we consider our employees to be critical to the success of our business and view employee development and growth as key to our performance and sustainability.
As of December 31, 2022, we had a headcount of approximately 45,400 employees. We had approximately 30,000 employees based in India, 9,800 employees in the Philippines, 2,700 employees in the United States, 2,900 employees in South Africa and other geographies.
Less than 1% of our total workforce, comprised of our employees based in Romania, is covered by collective bargaining agreements, as required by Romanian law. We have never experienced any work stoppages and believe that we enjoy good employee relations.
Diversity, Equity and Inclusion

Our diversity, equity and inclusion philosophy is to create an inclusive work environment and leverage diversity to enable the organization to effectively capitalize on the differing views and contributions that each employee brings to the workplace.
We consider diversity, equity and inclusion to be a key factor in our recruiting and retention goals and overall business growth strategy. As of December 31, 2022, of the United States reporting workforce, approximately 48.7% were racially/ethnically diverse individuals. As of December 31, 2022, our global workforce was approximately 41.2% female, with 18,700 women employees globally.
EXL is committed to providing a supportive working environment and career opportunities for our employees. Our Diversity and Inclusion Council consists of a global, diverse mix of leaders and oversees our diversity, equity and inclusion program. We provide trainings to our employees on topics aimed at improving diversity, equity and inclusion, such as managing unconscious bias, and have formed employee resource groups for select employee communities that are aimed at supporting diverse groups and interests. For our female employees, EXL has several programs to promote career advancement, including leadership development for women at the mid- to senior- levels, a separate program to improve the retention and engagement of new mothers through employee friendly parental leave and similar policies, and our WE (Women at EXL) platform, which is designed to enable women at EXL advance their career and achieve professional growth through discussion, collaboration, networking, training, development and mentorship opportunities. We launched a women’s leadership certificate program in collaboration with Cornell University for our women Vice Presidents and above. The program focuses on strengthening digital, leadership and finance skills, as well as presence and communications acumen.
We actively work to foster the representation of underrepresented groups as well as promoting the inclusion of lesbian, gay, bisexual, transgender, and queer (or questioning) (“LGBTQ+”) employees at all levels of the organization. In addition to EXL’s employee resource groups, in 2022 we launched “The Umbrella Project,” a program for allyship and inclusion alongside our LGBTQ+ colleagues.
We maintain a supplier diversity program in the United States designed to provide opportunities for qualified diverse businesses.
Recruiting, Developing and Engaging our Employees
We have an integrated talent management framework that employs active collaboration between our recruitment, capability development and business human resource functions. We deploy innovative methods to recruit, train and retain our skilled employees. We focus on recruiting the right talent and developing them further on relevant competencies through our learning academies, rigorous promotion standards, client and industry-specific training and competitive compensation packages, which include incentive-based compensation. We leverage shared resources across our services through personnel who have skill sets applicable to a wide variety of data, digital, cloud and AI/ML services. We also have specialized experts in various domains, in our chosen industries and subject matters through our training academies. We have established a comprehensive set of practices, processes and programs, which have made learning easily accessible, collaborative and embedded in workflows. Our employees participate in trainings and upskilling virtually. Our employee relations function helps us understand our employees’ needs, concerns and interests, so that we can respond to specific needs and concerns as they arise.
We focus on recruiting, training and retaining our professionals. We have developed effective strategies that enable an efficient recruitment process. The recruitment and training process evolved to an online model in 2020, which we have since adopted as our permanent model. We have over 200 employees dedicated to recruitment. Some of the strategies we have adopted to increase efficiency in our hiring practices include AI/ML-based intelligent screening mechanisms, remotely proctored online techniques and automated trainings. Our hiring policies focus on identifying high-quality employees who demonstrate a propensity for learning, contribution to client services and growth. Candidates must undergo numerous tests and video interviews before we extend offers for employment. We also conduct background checks on candidates, including criminal background checks where permitted and as required by clients.
Employee Benefits and Experience
We offer our employees competitive compensation packages that include incentive-based compensation and offer a variety of benefits that vary by facility, including free transport to and from home in certain circumstances, subsidized meals and free access to recreational facilities located within some of our operations centers. Since 2020, we have implemented several new measures to support our employees while working remotely, including regular virtual Company-wide town hall meetings, as well as promoting smaller virtual video-based team building activities, and an employee wellness program, led by specialists such as counselors, physicians and fitness instructors.
Capability Development

We maintain a strong focus on capability development, with an emphasis on digital transformation and domain expertise. Our talent development strategy is comprehensive and aligned to EXL’s overall business strategy. We aim for our employees to develop expertise around the specific technologies, tools and frameworks required to successfully execute projects for our clients, as well as a mindset focused on agility, speed, creativity, innovation and collaboration. We create thought leaders with high industry acumen who are better able to address our clients’ business priorities. We also provide a career-linked learning path to our employees from new hires to tenured employees to senior levels of leadership.
In 2022, we launched a new learning management system, which permits self-driven learning and growth experiences for our employees based on their personal goals and skills by using AI, curated libraries and intelligent web-sourced content. Through this platform, our employees are supplied with specialized learning pathways to build digital capabilities, skill mapping to direct them to courses as needed, chat groups where they can collaborate and discuss the latest trends, practice questions, practice labs for real-world and hands-on experience, supervisor dashboards and leaderboards, and learning on the go.
Our domain academies focus on building domain expertise through certifications and specialization. These include our Insurance Academy, Travel Academy, Finance and Accounting Academy, Healthcare Academy, Analytics Academy, Utilities Academy, Consulting Academy and Digital Academy. These domain academies focus on achieving excellence and developing skill sets that can be used across the different domains. Our training includes behavioral and functional components to enhance and ensure job readiness as well as also boosting ongoing productivity and effectiveness. We also focus on promoting better diversity, equity and inclusion through our training programs. We have a global presence catering to the specific learning requirements of each geography. We provide learning through our blended learning methodology comprising of virtual, classroom, on the job coaching and technology-led learning.
Employee Retention
Our attrition rate for employees who had been with EXL for more than 180 days was 31.6% and 28.3% for the years ended December 31, 2022 and 2021, respectively. The attrition rate in 2021 was lower than our historical average due to the lingering effects of COVID-19, and the attrition rate in 2022 increased from 2021 but remained lower than the historical average. As competition in our industry increases, our turnover rate could increase. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-We may fail to attract and retain enough sufficiently trained employees to support our operations or professionals with sufficient leadership capabilities, which may result in loss of revenue and an inability to expand our business” and “Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.”
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
Community Activities
EXL finds meaningful ways to help the communities in which we operate. Our community activities focus on passing along the skills that our employees use in our operations to members of the communities in which we operate to help transform lives. On our own, with outside partners and in partnership with our clients, we support market-relevant technical and life skill development and education initiatives, disaster relief efforts and global health initiatives. These programs align with the expectations clients have of service providers and benefit our other stakeholders. In 2022, we continued many of these activities in hybrid and virtual formats. Examples of our programs include:
•Skills to Win Initiative: This skill development initiative provides participants from communities in which we operate in the United States, the United Kingdom, the Philippines, India and South Africa with market-relevant skills for the digital economy. In 2022, we added a coding skills focus to the Skills to Win Initiative, aimed at elevating women and non-binary members of our communities in technology.
•Education as a Foundation Initiative: This classroom-based initiative currently delivered through online and offline learning platforms provides school-aged students from communities in which we operate with data and analytics skills, language learning and career guidance.

Environmental, Health and Safety
We strive to continuously improve our environmental, health and safety initiatives (“EHS”), with a focus on reducing our carbon footprint, energy conservation, waste minimization, green infrastructure and operations. Our EHS team tracks and assesses our progress with respect to key performance indicators for energy, greenhouse gas emissions and water and waste generation targets annually. We have also established Company-wide and worksite-specific workplace safety objectives that are integrated into our EHS Management System. We believe that these measures will also help us in sustainable development efforts. Where practical, we seek to integrate EHS with our business activities, focusing on conducting our activities in an environmentally responsible manner and ensuring the health and safety of the our employees, contractors, customers, visitors and the communities where we operate. In addition, we seek to maintain a responsible supply chain by stating our expectations for all our vendors in our Supplier Standards of Conduct and by collecting information from our new suppliers with respect to policies and performance on human rights, labor rights and environmental issues.
We maintain safety measures related to COVID-19, such as chartering a senior management-led Pandemic Management Task Force that is charged with ensuring the safety of our employees and adherence to government guidelines in each of the geographies where we operate, publishing guidelines for our employees on quarantine protocols and, where applicable, enhanced testing and tracking measures for those of our employees who are unable to work remotely due to the nature of their jobs.
All our delivery centers worldwide are currently ISO 45001:2018 certified, meeting international standards for occupational health and safety, and ISO 14001:2015 certified, meeting international standards for effective environmental management systems. After receiving the COVID-19 assurance statement from the British Safety Council for all of our delivery centers worldwide in 2021 for having appropriate health and safety protocols in place for the return to work of our employees, we partnered further with the British Safety Council in 2022 to undergo the Five Star Occupational Health and Safety audit at all of our locations. While we expect to maintain these certifications and standards, there may be changes to our delivery centers or applicable rules or standards that could affect such certifications and standards.
Regulation
Our operations are subject to rules, regulations and statutes in the countries where we have operations and where we deliver services as a result of the diverse and complex nature of our service offerings. More often, however, our clients contractually require that we comply with certain rules and regulations applicable to us in delivering our services to them.
We provide third-party administrator insurance services from India and the Philippines and are currently able to provide these services in the United States for 49 states and 48 states (and the District of Columbia), respectively by location. Additionally, our subsidiary in the Philippines is able to provide utilization review services in the United States for 47 states (and the District of Columbia). Further, through domestic subsidiaries, we are licensed or otherwise eligible to provide third-party administrator services in all states within the United States, as well as utilization review, claims adjuster and insurance producer services in select states. We maintain licenses in various jurisdictions (or require certain categories of our professionals to be individually licensed) in service areas such as debt collection, utilization review, workers’ compensation utilization review, claims adjuster, mortgage loan processing and underwriting and telemarketing services. Our facilities in the Philippines, as well as one domestic subsidiary, are accredited by the Utilization Review Accreditation Commission (URAC) and National Committee for Quality Assurance (NCQA), the leading healthcare and education accreditation organizations. We continue to obtain licenses and accreditations required from time to time by our business operations.
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
We benefit from tax relief provided by laws and regulations in various geographies where we operate. Pursuant to laws and regulations in the Philippines, we currently benefit from certain corporate tax holidays for our operations located in qualified Philippines Economic Zone Authority units. During 2022, the Philippines Fiscal Incentives Review Board issued guidelines clarifying work-from-home requirements in order for companies to continue to obtain tax holidays. We are managing our business in accordance with the guidelines to continue availing ourselves of the tax holidays.
See Part I, Item 1A, “Risk Factors” under “Risks Related to the International Nature of Our Business-Our financial condition could be negatively affected if governments in the countries we operate in introduces new unfavorable tax legislation.”
COVID–19 Global Pandemic

The COVID-19 pandemic continues to cause global economic disruption and uncertainty, which affects our business. The global economic disruption of this pandemic has led to adoption of more resilient operating models for our business operations and by our customers and suppliers.

The extent to which COVID-19 impacts our future business, strategic initiatives, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity and resurgence of COVID-19, the effects of COVID-19 on our clients, employees, contractors, suppliers and business partners and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.

We will continue to evaluate the nature and scope of the impact to our business and may take further actions strategizing our business operations and managing our costs and liquidity that we deem necessary or appropriate to respond to this evolving and uncertain global health crisis and the resulting global economic consequences.

For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically through the EDGAR System. You may access the information filed by us with the SEC by visiting its website.
We also maintain a website at http://www.exlservice.com. Information on our website does not constitute a part of, nor is it incorporated in any way, into this Form 10-K or any other report we file with or furnish to the SEC. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our website also includes announcements of investor conferences and events, information on our business strategies and results, ESG efforts, corporate governance information, and other news and announcements that investors might find useful or interesting.

ITEM 1A.    Risk Factors
Risks Related to Our Business
Our business depends on maintaining and growing client demand for our services and solutions, including by anticipating and incorporating the latest technology into our offerings, and a significant reduction in such demand or a failure to respond to the evolving technological environment could materially affect our results of operations.

Our success depends in part on the demand for our services and solutions, which could be negatively affected by a number of factors that may be outside of our control, including, for example, economic and political volatility or changed market conditions. Our ability to maintain and grow demand for our services and solutions requires that we continue to develop and implement offerings that keep pace with changes in the industry and anticipate and respond to rapidly evolving technology and our clients’ evolving needs in areas such as AI, ML, digital transformation and solutions, advanced analytics, blockchain, augmented reality/virtual reality, cloud based solutions, bots, hyper-automation, data management, robotics and process automation, and data engineering. We may not be successful in addressing these changes on a timely basis, or at all, or successfully marketing any changes that we implement. In addition, products or technologies developed by others may render our services uncompetitive or obsolete. If we do not sufficiently invest in new technology and industry developments or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected. If we are successful in responding to these developments, as we expand our services and solutions into these new areas, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to such new areas, which may negatively affect our reputation and demand for our services and solutions.

Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud and as-a-service solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced some of our historical services and solutions and may continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and engagements and to delay entering into new contracts while they evaluate new technologies. Such technological developments and spending delays can negatively impact our results of operations if we are unable to introduce new pricing or commercial models that reflect the value of these technological developments or if the pace and level of spending on new technologies are not sufficient to make up any shortfall.

Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and adapt to industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be adversely affected.

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

Client demand may be impacted by the selling cycle and terms of our client contracts.

Client demand may be impacted by the selling cycle and terms of our client contracts. Consistent with industry practice, most of our client contracts may be terminated by our clients without cause and do not commit our clients to provide us with a specific volume of business. Any failure to meet a client’s expectations or a change in a client’s strategic direction could result in a cancellation or non-renewal of a contract or a decrease in the scope of services or solutions that we are able to provide to such client. We may not be able to cover our costs or replace the associated revenues from such lost services or solutions, which could impact our results of operations in subsequent periods.

The terms of our project-based analytics and consulting services contracts generally do not exceed one year and may not produce ongoing or recurring business for us once the project is completed, and these contracts typically permit a client to terminate the agreement with shorter term notice. The majority of our digital operations and solutions contracts have longer terms, typically ranging from three to five years, and generally require a longer notice period for termination and may include an early termination fee to be paid to us, but this might not be sufficient to cover our costs or make up for anticipated ongoing revenues and loss of profit upon termination of the contract. In addition, the selling cycle for such contracts, which generally ranges from six to eighteen months, and the implementation and initial transformation processes, which could take up to an additional six to twelve months, are subject to many risks and delays over which we have little or no control, including our clients’ decisions to choose alternatives to our services and solutions (such as other providers or in-house offshore resources) and the timing of our clients’ budget cycles and approval processes, or subsequent changes in technology and offerings, could result in changed demand. Our clients and future clients may not be willing or able to invest the time and resources necessary to implement our services, and we may fail to close sales with potential clients to which we have devoted significant time and resources.

We may fail to attract and retain enough sufficiently trained employees to support our operations or professionals with sufficient leadership capabilities, which may result in loss of revenue and an inability to expand our business.

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

If we are unable to attract and retain highly-skilled technical personnel and do not invest in reskilling and upskilling our employees in the areas and skills that strategically important to our business, our ability to effectively lead our current projects and develop new business could be jeopardized, and our business, results of operations and financial condition could be adversely affected.

Our future success also depends substantially on the continued services and performance of the members of our management team and other key employees in leadership positions that possess technical and business capabilities, including industry expertise, and are difficult to replace. Specifically, the loss of the services of our Vice Chairman and Chief Executive Officer could seriously impair our ability to continue to manage and expand our business. Although we have entered into employment and non-competition agreements with all of our executive officers, certain terms of those agreements may not be enforceable and in any event these agreements do not ensure the continued service of these executive officers. We currently do not maintain “key person” insurance covering any member of our management team. The loss of any of our key management personnel, particularly to competitors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to accurately estimate the resources and time for a project, adjust our pricing terms or effectively manage our asset utilization levels to meet the changing demands of our clients and potential clients, our business, results of operations, financial condition and cash flows may be adversely affected.

Our profitability is, in part, a function of the efficiency with which we utilize our assets, in particular our people and our operations centers, and the price we can charge for our services. Our asset utilization levels are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, attract, train and retain employees, forecast demand for our services (including potential client terminations or reductions in required resources) and maintain an appropriate headcount in each of our locations, as well as our need to dedicate resources for employee training and development, other typically non-chargeable activities and optimizing our operational infrastructure. If we fail to estimate accurately the resources and time required for a contract, or manage our asset utilization levels, future attrition rates, potential productivity benefits over time, future wage inflation rates or currency exchange rates (or fail to accurately hedge our currency exchange rate exposure) or if we fail to complete our contractual obligations within the contracted timeframe, our revenues, cash flows and profitability may be negatively affected.

In many of our digital operations and solutions contracts we commit to long-term and other pricing structures (such as full-time equivalent-based pricing, fixed-price arrangements, transaction-based and outcome-based pricing) with our clients and therefore bear the risk of cost overruns, completion delays, resource requirements, wage inflation and adverse movements in exchange rates in connection with these contracts. Industry pricing models are evolving and clients increasingly request alternative pricing models, rather than annual or hourly billing rates. If we make inaccurate assumptions for contracts with such alternative pricing models including pricing for our digital capabilities and complex transformation services or are unable to offer competitive pricing, our profitability may be negatively affected.

Unauthorized disclosure of sensitive or confidential client and employee data, whether through breach of our computer systems or otherwise, could cause us significant reputational damage, expose us to protracted and costly litigation, and cause us to lose clients.

We are typically required to process, and sometimes collect and/or store sensitive data, including data regulated by the U.S. Health Insurance Portability and Accountability Act of 1996, as amended, of our clients’ customers in connection with our services, including names, addresses, social security numbers, personal health information, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. In addition, we collect and store data regarding our employees. In the United States, several states have enacted or are considering enacting privacy regulations such as the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act (the “CPRA”), and the EU’s General Data Protection Regulation (the “GDPR”) imposes privacy and data security compliance obligations and significant penalties for noncompliance. A similar law in India that is currently progressing through Indian Parliament would impose stringent obligations on the handling of personal data, including certain localization requirements for sensitive data. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our clients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions. As a result, we are subject to various data protection and privacy laws in the countries in which we operate, and the failure to comply could result in significant fines and penalties. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential.

Although we devote substantial resources to protect our information assets and our clients' confidential information, any network infrastructure is to some extent vulnerable due to rapidly evolving cyber-attacks, employee error, malfeasance, or a combination of the foregoing. The remote work solutions that we employ in our hybrid and remote working models may also be limited in their ability to replicate the operational oversight and security controls of our office environments and may pose a higher risk of operational and information security failures. Outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs (or a breach of a customer’s security that can be attributed to our fault or is perceived to be our fault), the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers. Security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability.

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

Further, retaliatory acts by Russia in response to Western sanctions could include cyber attacks that could disrupt the global economy. The growth in state sponsored cyber activity, including the increased rate of cyberattacks arising from the Russia-Ukraine crisis and the risk that these cyberattacks could spread globally, showcases the increasing sophistication of cyber threats and could dramatically expand the global threat landscape. If a material security breach or incident occurs with respect to a cloud services provider, our clients and potential customers may lose trust in cloud solutions generally, and with respect to security in particular. This could adversely impact our ability to retain existing customers or attract new customers, which, in turn, could have a serious impact on our reputation. Although we have not experienced a material incident to date, there can be no assurance that these measures will prevent or limit the impact of a future incident. We may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

We rely on third party vendors and partners to deliver services and components for client critical services, which exposes us to a variety of risks that could have a material adverse effect on our business.

The services we provide are often critical to our clients’ businesses, and any failure to provide those services could result in a reduction in revenues or a claim for substantial damages against us, regardless of whether we are responsible for that failure.

We depend on certain significant vendors and partners for software, technology and data communications, related equipment and its maintenance, third party components that we use to deliver our services, including cloud services. Our offshore operations centers require us to maintain active voice and data communications among our operations centers, our technology and data hubs and our clients’ offices. Although we maintain our facilities and communications links with adequate business continuity and disaster recovery plans, disruptions could result from, among other things, technical breakdowns, computer glitches and viruses and weather conditions. Any performance failure on the part of our vendors or partners, or the discontinuance by such vendors or partners of services that we have relied on them to perform for our clients, could delay our performance or require us to engage alternative third parties to perform the services at our cost or to perform them ourselves, any of which could deprive us of potential revenue or adversely impact our profitability.

Any failure by our vendors and partners to perform the services or deliver the components for which we contract with them or to provide such components or services within our expected price ranges and timelines, any quality issues from such third party services or components, any temporary or permanent loss of our equipment or systems, any disruptions to basic infrastructure like power and telecommunications could impede our ability to provide services to our clients, or any failure of our vendors or partners to comply with current good business practices or applicable laws and regulations, could result in a negative impact on our reputation, cause us to lose clients, reduce our revenues and cash flows and harm our business.

Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Our most significant costs are the salaries and related benefits of our operations staff and other employees. For example, wage costs in India and the Philippines have historically been significantly lower than wage costs in the United States and Europe for comparable skilled professionals, and having a significant number of employees in those countries has been one of our competitive advantages. However, because of economic growth in India and the Philippines, increased demand for outsourced services from such countries and increased competition for skilled employees, wages for comparably skilled employees are increasing at a faster rate than in the United States and Europe. This may reduce the competitive advantage. We may need to increase the levels of employee compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and number of employees that our business requires. Wages are generally higher for employees performing analytics and digital transformation services than for employees performing digital operations and solutions. As the scale of our analytics services increases, wages as a percentage of revenues may increase. In addition, changes to the labor laws in the countries where we operate may also lead to a substantial increase in our wage costs. To the extent that we are not able to control or share wage increases with our clients, wage increases may reduce our margins and cash flows. We will attempt to control such costs by our efforts to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory, but we may not be successful in doing so.

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

We have earned and believe that we will continue to earn in the near future or foreseeable a substantial portion of our total revenues from a limited number of large clients. Any change in demand from any of our large clients, whether resulting from our services and solutions lagging behind current technology and industry developments, or political and economic developments, or otherwise, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Moreover, the loss of a major customer could also impact our reputation in the market, making it more difficult to attract and retain customers more generally.

Our inability to manage our rapid infrastructure and personnel growth across jurisdictions and changes to our operating model effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have operations centers across India, the United States, the Philippines, Colombia, the United Kingdom, the Republic of Ireland, South Africa, Bulgaria, Romania, and the Czech Republic. Further, we have acquired multiple regional offices in the United States as part of our acquisitions. Our headcount has increased significantly over the past several years. We expect to develop and improve our internal systems in the locations where we operate in order to address the anticipated continued growth of our business. We are also continuing to look for operations centers at locations outside of our current operating geographies. We have also recently made changes to our operating model driven by delivery of a significant portion of our services from a hybrid and remote working models leading to potential contraction of our operation centers. We believe that expanding our geographic base of operations and our new hybrid and remote working models will provide higher value to our clients by decreasing the risks of operating from a single location or country (including potential shortages of skilled employees, increases in wage costs during strong economic growth and currency fluctuations), while also giving our clients access to a wider talent pool and establishing a base in countries that may be competitive in the future. Changes in our operating model, such as the foregoing, or other changes to our infrastructure facilities or how we are organized, as the needs and size of our business change, limit our ability to forecast the need to hire additional skilled employees as and when they are required to meet the ongoing needs of our clients, and we may not be able to develop and improve our internal systems. We may not be able to maintain our culture and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations, rate of new hires, and significant percentage of our employees who have the option to work remotely. We also need to manage cultural differences among our employee populations and varying legal and regulatory regimes across jurisdictions, and that may create a risk for employment claims. Our inability to execute our growth strategy, to ensure the continued adequacy of our current systems or to manage our expansion effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may engage in strategic acquisitions or transactions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows, including the impact from the impairment of goodwill and other intangible assets, if any.

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

In the event that the carrying amount of goodwill and other intangible assets are impaired, as determined by impairment testing that we conduct on at least an annual basis, any such impairment would be charged to earnings in the period of impairment. Because this involves use of critical accounting estimates, we cannot assure you that future impairment of goodwill and other intangible assets will not have a material adverse effect on our business, financial condition or results of operations.

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

We face competition from U.S.-based and non-U.S.-based BPM and IT companies and from our clients, who may build shared services centers to perform digital operations and solutions and analytics services themselves, either in-house or other arrangements.

The market for digital operations and solutions and analytics services is highly competitive, and we expect competition to intensify and increase from a number of sources. We believe that the principal competitive factors in our markets are breadth and depth of process expertise, knowledge of industries served, service quality, compliance rigor, global delivery capabilities, price and sales and client management capabilities. We also face competition from non-U.S.-based business process management and IT companies (including those in the United Kingdom and India) and U.S.-based outsourcing and IT companies. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. In addition, the trend toward offshore outsourcing, international expansion by foreign and domestic competitors and continuing technological changes, such as cloud computing, will result in new and different competition for our services.

These competitors may include entrants from the communications, software and data networking industries or entrants in geographic locations with lower costs than those in which we operate. Some of these existing and future competitors have greater financial, personnel and other resources, a broader range of service offerings, greater technological expertise, more recognizable brand names and more established relationships in industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic relationships or mergers or acquisitions with larger, more established companies in order to increase their ability to address client needs, or enter into similar arrangements with potential clients. The trend in multi-vendor relationships has been growing, which could reduce our revenues to the extent that we are required to modify the terms of our relationship with clients or that clients obtain services from other vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could harm our business, results of operations, financial condition and cash flows.

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

We are vulnerable to natural disasters, technical disruptions, pandemics and societally created events that could severely disrupt the normal operations of our business and if our risk management, business continuity and disaster recovery plans are not effective, it may adversely affect our business, results of operations, financial condition and cash flows.

Our operations centers and our data and voice communications, particularly in India and the Philippines, may be damaged or disrupted as a result of natural disasters such as earthquakes, floods, volcano eruptions, heavy rains, epidemics or pandemics, such as COVID-19, tsunamis and cyclones, technical disruptions such as electricity or infrastructure breakdowns, including damage to telecommunications cables, computer glitches and electronic viruses or man-made events such as political unrest, terrorist attacks, other acts of violence or war, protests, riots and labor unrest. Such events may lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our business locations and for us to deliver our solutions and services.

In particular, a local or global outbreak of a pandemic, such as the COVID-19 pandemic, may have widespread and unpredictable impacts on global societies, economies, financial markets and business practices. COVID-19 has adversely affected and may, and any such other pandemic may, in the future materially adversely affect us, our clients, employees, contractors, suppliers and business partners, all of may be prevented from conducting business activities as usual, including due to the many and varying health and safety measures in response to such pandemic, including travel restrictions, quarantines, curfews, shelter in place and safer-at-home orders. Measures taken by governmental authorities have and may in the future disrupt the continuity of our provision of services to our clients and adversely impacted our business, results of operations and financial condition.

Moreover, it is difficult to predict the ultimate impact of COVID-19 on our business, operations and financial results, which continues to remain unknown and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope and severity of the pandemic, emergence of new variants and ongoing availability of treatments and vaccines; the effect on our clients and client demand for our services and our solutions; and our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working remotely.

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

Risks Related to the International Nature of Our Business
If the transfer pricing arrangements we have for controlled intercompany transactions among our subsidiaries are determined to be inappropriate, our tax liability may increase.

The transfer pricing regulations in the countries we operate in require that controlled intercompany transactions be at arm’s-length. Accordingly, the Company determines and documents pricing for controlled intercompany transactions based on an economic analysis as prescribed in the respective regulations. The tax authorities have jurisdiction to review our transfer pricing. If our transfer pricing is challenged by the authorities, they could assess additional tax, interest and penalties, thereby impacting our profitability and cash flows.

Our financial condition could be negatively affected if governments in the countries we operate in introduces new unfavorable tax legislation.

We are subject to taxes in the countries we operate in. Our future tax liabilities could be adversely affected by any new unfavorable tax legislative changes in the countries we operate in. We continuously monitor such changes to assess and quantify the potential impacts on our consolidated financial statements.

We currently benefit from corporate tax holidays in our qualified Philippines Economic Zone Authority operations centers in the Philippines. Our ability to utilize these tax holidays could be adversely affected by any new unfavorable tax legislative changes. We continuously monitor such changes to assess and quantify the potential impacts on our consolidated financial statements.

We face risks related to repatriating our earnings from outside of the United States.

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

Currency exchange rate fluctuations in the various currencies in which we do business, especially the Indian rupee, the Philippine peso and the U.K pound sterling versus the U.S. dollar, could have a material adverse effect on our results of operations.

We report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. The exchange rates among the Indian rupee, the Philippine peso, the U.K pound sterling and other currencies in which we incur costs or earn revenues and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, because a majority of our employees are based in India and the Philippines and paid in Indian rupee or Philippine peso, while our revenues are primarily reported in U.S. dollars and U.K. pound sterling, our employee costs as a percentage of revenues may increase or decrease significantly if the exchange rates among the Indian rupee, the Philippine peso, the U.K pound sterling and the U.S. dollar fluctuate significantly.

In addition, Russia-Ukraine military conflict coupled with chronic inflation pressures, high interest rates and the lingering consequences of COVID-19 has led the International Monetary Fund to downgrade its outlook for the world economy for 2023. This has led to and may continue to lead to uncertainty over global economic conditions and unpredictable fluctuations in foreign currency exchange rates, and in particular, has impacted and may continue to impact the Indian rupee, the Philippine peso, the U.K pound sterling and other currencies in which we incur expenses.

Although we take steps to hedge a substantial portion of our Indian rupee/U.S. dollar, U.K pound sterling/U.S. dollar and Philippine peso/U.S. dollar foreign currency exposures, there is no assurance that our hedging strategy will be successful or that the hedging markets will have sufficient liquidity or depth to allow us to implement our hedging strategy in a cost-effective manner. Any failure by our hedging counterparties to meet their contractual obligations could materially and adversely affect our profitability.

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

We are party to a credit agreement for our bank debt facility that contains covenants, among other things, requiring maintenance of certain financial ratios (being, an interest coverage ratio and a total net leverage ratio) and restricting our ability to incur additional indebtedness, create liens, make certain investments and acquisitions, pay dividends, repurchase common shares and make other restricted payments or undertake certain fundamental changes (including, consolidations, liquidations or disposal of certain assets or subsidiaries). If we breach any of these covenants and do not cure such breach within the applicable cure periods or obtain a waiver from the lenders, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable and such acceleration could adversely affect our liquidity and financial condition. The credit agreement provides for a $400 million revolving credit facility including a letter of credit sub-facility and is guaranteed by certain subsidiaries. Our revolving credit facility has a maturity date no later than April 18, 2027 and is voluntarily payable from time to time without premium or penalty. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources-Financing Arrangements (Debt Facility and Notes).”

Our cash flow from operations provides the primary source of funds for our debt service payments. Given the uncertainty over global economic conditions and regulatory, competitive or other factors outside of our control, including but not limited to the Russia-Ukraine military conflict and COVID-19, there can be no assurance that business activity will be maintained at our expected level in order to generate the anticipated cash flows from operations. If our cash flow from operations declines, we may not be able to service or refinance our current debt or obtain financing on favorable terms to us or at all, which could adversely affect our business and financial condition. A substantial portion of our floating rate indebtedness is exposed to interest rate fluctuations as only a portion is hedged through interest rate swaps. Accordingly, any adverse change in interest rates due to market conditions or otherwise could increase our cost of funding substantially.

We may in the future require additional financing to fund one or more acquisitions and may not be able to obtain such additional financing on competitive terms or at all, which could restrict our ability to complete such transactions.
Risks Related to Our Common Stock
Our stock price continues to be volatile.

Our stock has at times experienced substantial price volatility as a result of, among other reasons, variations between our actual and anticipated financial results, announcements by us and our competitors, terrorist attacks, natural disasters, epidemics or pandemics, or other such events impacting countries where we or our clients have operations, loss of one or more significant clients, announcements of technological developments, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, experiences extreme price and volume fluctuations that affect the market price of many companies, including technology companies, in ways that may have been unrelated to these companies’ operating performance. Where the global stock markets have experienced, and may continue to experience, significant decline from COVID-19 and inflation, could result in a material adverse effect on our stock price. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, this may have a materially adverse effect on the trading price of our common stock.

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
Risks Related to Our Industry
Our industry may not develop in ways that we currently anticipate due to negative public reaction in the United States and elsewhere to offshore outsourcing, anti-outsourcing legislation or otherwise.

Offshore outsourcing is a politically sensitive topic in the United States and elsewhere, and many organizations and public figures have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in the United States, where the majority of our clients are located, and elsewhere. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services to offshore providers to avoid any negative perception that may be associated with using an offshore provider. Measures aimed at limiting or restricting outsourcing by U.S. companies have been put forward by the U.S. Congress and in state legislatures to address these concerns. If any such measure is enacted, our ability to do business with U.S. clients through our non-U.S. affiliates could be negatively impacted.
General Risk Factors
Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic and political conditions affect our clients’ businesses and the markets they serve, which are increasingly becoming more interdependent. The domestic and international capital and credit markets have in the past, and may in the future, experience volatility and disruption and uncertainty from geopolitical tensions, inflation, economic tensions, changes in legislation in the various jurisdictions in which we and our clients operate, changes in global trade policies, or global health emergencies or pandemics, such as COVID-19, which may affect our clients, us directly, or our client industries, and could result in changing demand patterns. Our business largely depends on continued demand for our services. Weakness in the global labor market could also adversely affect the demand for our services and impact our ability to recruit, train and retain qualified employees, resulting in a significant negative impact on our business and results of operations.

Market disruptions may limit our ability to access financing or increase our cost of financing to meet liquidity needs, and affect the ability of our clients to use credit to purchase our services or to make timely payments to us.

Our business could be negatively affected if we incur financial penalties or legal liability, including with respect to our contractual obligations, in connection with providing our solutions and services.

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

If we fail to meet our contractual obligations or otherwise breach obligations to our clients or vendors, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity by doing so or because our personnel did not adequately adhere to our guidelines. In addition, with respect to our client contracts, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become standard in the marketplace. If we cannot or do not perform our obligations with clients or vendors, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope and/or amount of our potential liability, or such protections may not be enforceable. If we cannot, or do not, meet our contractual obligations to provide solutions and services to clients, and if our exposure is not adequately limited through the enforceable terms of our agreements, we might face significant legal liability and our business could be adversely affected. Similarly, if we cannot, or do not, meet our contractual obligations with vendors, such as licensors, the vendors may have the right to terminate the contract, in which case we may not be able to provide client solutions and services dependent on the products or services provided to us by such contracts.

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

Any deterioration of the credit and capital markets in the United States, Europe, Asia or other regions of the world could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. Changes in economic conditions could adversely affect the ability of counterparties, including counterparties to our foreign exchange forward contracts, to meet their obligations to us, which could materially affect our positions and investments.

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

Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), other SEC regulations, rules and regulations of the Consumer Financial Protection Bureau, Public Company Accounting Oversight Board, and the NASDAQ Global Select Market, and generally accepted accounting principles issued by Financial Accounting Standard Board can create uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

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

Our environmental, social and governance commitments and disclosures may expose us to reputational risks and legal liability.

Our brand and reputation are also associated with our public commitments to various corporate environmental, social and governance (“ESG”) initiatives, including our goals relating to sustainability, inclusion and diversity. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation. In addition, positions we take or do not take on social issues may be unpopular with some of our employees, our clients or potential clients, governments or advocacy groups, which may impact our ability to attract or retain employees or the demand for our services. We also may choose not to conduct business with potential clients or discontinue or not expand business with existing clients due to these positions.

Governmental bodies, investors, clients and businesses are increasingly focused on ESG issues, which has resulted and may in the future continue to result in the enactment of new laws and regulations, reporting requirements and changing buying practices. Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, human rights and supply chain-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our ESG commitments, including our goals relating to sustainability, inclusion and diversity, is subject to numerous risks, many of which are outside of our control.

In addition, standards for tracking and reporting on ESG matters have not been harmonized and continue to evolve. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
Our corporate headquarters are located in New York, New York. We have multiple operations centers spread across India, the Philippines, the United Kingdom, the Republic of Ireland, Colombia, Bulgaria, the Czech Republic, Romania and South Africa with an aggregate area of approximately 1,857,000 square feet and a current installed capacity of approximately 28,300 workstations, including workstations for training and our employees in enabling functions. We also have multiple operations centers and regional offices in the United States. We continue to optimize our existing network of operations centers to service our client, drive efficiencies and adapting the hybrid and remote working models.
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
As of February 21, 2023, there were 11 holders of record of our outstanding common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
We do not anticipate paying any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On October 5, 2021, our board of directors authorized a $300 million common stock repurchase program beginning January 1, 2022 (the “2022 Repurchase Program”).

Under the 2022 Repurchase Program, shares may be purchased by us from time to time from the open market and through private transactions, or otherwise, as determined by our management as market conditions warrant. We have structured open market purchases under the 2022 Repurchase Program to comply with Rule 10b-18 under the Exchange Act. Repurchases may be discontinued at any time by management.
Repurchased shares under the 2022 Repurchase Program are recorded as treasury shares and are held until our board of directors designates that these shares be retired or used for other purposes.
The following table provides information regarding the purchase of equity securities under the 2022 Repurchase Program during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 through October 31, 2022(1)	4,863	$164.16	—	$231,479,093
November 1, 2022 through November 30, 2022	—	—	—	$231,479,093
December 1, 2022 through December 31, 2022 (1)	734	179.69	—	$231,479,093
Total	5,597	$166.20	—	—
(1) All of the 5,597 shares of our common stock acquired at the price of $166.20 were in connection with the satisfaction of tax withholding obligations on vested restricted stock. Price paid per share for the restricted stock was the closing price of common stock on the trading day prior to the vesting date of the restricted stock units.
During the year ended December 31, 2022, we purchased 503,858 shares of our common stock under the 2022 Repurchase Program, for an aggregate purchase consideration of $68.5 million including commissions, representing an average purchase price per share of $135.99.
During the year ended December 31, 2022, we purchased 32,816 shares from employees in connection with withholding tax payments related to the vesting of restricted stock units for an aggregate purchase consideration of $4.1 million. The weighted average purchase price of $125.58 was the closing price of our shares of our common stock on the Nasdaq Global Select Market on the trading day prior to the vesting date of the shares of restricted stock.

Equity Compensation Plan Information
The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. For a description of our equity compensation plans, see Note 23 - Stock Based Compensation to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise/Vesting of Outstanding Options, Warrants and Rights*	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	1,376,635	$27.62	1,324,755
Equity compensation plans not approved by security holders	—	—	—
Total	1,376,635	$27.62	1,324,755
*This includes outstanding options and unvested Restricted Stock Units, which include Time-Based Restricted Stock Units and Performance-Based Restricted Stock Units. See Note 23 - Stock Based Compensation to our consolidated financial statements for further details.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq 100 Index (capitalization weighted) and our peer group of companies for the period beginning December 31, 2017. Our peer group of companies is comprised of two companies that we believe are our closest reporting issuer competitors: Genpact Limited and WNS (Holdings) Limited. The returns of the component entities of our peer group index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on December 31, 2017 and that all dividends were reinvested. The stock performance shown on the graph below is not indicative of future price performance.
This graph will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This graph will not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act, or the Exchange Act.

Comparison of Cumulative Total Return
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
31-Dec-17
28-Feb-18
30-Apr-18
30-Jun-18
31-Aug-18
31-Oct-18
31-Dec-18
28-Feb-19
30-Apr-19
30-Jun-19
31-Aug-19
31-Oct-19
31-Dec-19
29-Feb-20
30-Apr-20
30-Jun-20
31-Aug-20
31-Oct-20
31-Dec-20
28-Feb-21
30-Apr-21
30-Jun-21
31-Aug-21
31-Oct-21
31-Dec-21
28-Feb-22
30-Apr-22
30-Jun-22
31-Aug-22
31-Oct-22
31-Dec-22
EXL
Peer Group
NASDAQ Composite

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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These statements often include words such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve known and unknown risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
•our ability to maintain and grow client demand for our services and solutions, including anticipating and incorporating the latest technology into our offerings;
•fluctuations in our earnings;
•our ability to hire and retain enough sufficiently trained employees to support our operations or any changes in the senior management team;
•our ability to accurately estimate and/or manage the costs;
•our ability to adjust our pricing terms or effectively manage our asset utilization levels to meet the changing demands of our clients and potential clients;
•cyber security incidents, data breaches, or other unauthorized disclosure of sensitive or confidential client and employee data;
•reliance on third parties to deliver services and infrastructure for client critical services;
•failure to protect our intellectual property;
•our dependence on a limited number of clients in a limited number of industries and our ability to withstand the loss of a significant client;
•our ability to grow our business or effectively manage growth and international operations;
•our ability to successfully consummate or integrate strategic acquisitions including the impact from the impairment of goodwill and other intangible assets, if any;
•increasing competition in our industry;
•telecommunications or technology disruptions or breaches, natural or other disasters, medical epidemics or pandemics, such as COVID-19, or acts of violence or war;
•operational and information security failures arising as a result of remote work solutions adopted due to COVID-19;
•legal liability arising out of customer and third party contracts;
•adverse outcome of our disputes with the tax authorities, in the geographies where we operate;
•our financial condition could be negatively affected if governments in the countries we operate in introduces new unfavorable tax legislation;
•changes in tax laws or decisions regarding repatriation of funds held abroad;

•exposure to currency exchange rate fluctuations in the various currencies in which we do business including the potential effects of Russian-Ukraine conflict, rising inflation, high interest rates and economic recessionary trends on currency exchange rates;
•restrictions on immigration;
•ability to service debt or obtain additional financing on favorable terms. Inception of interest rate swaps to hedge interest rate risk;
•negative public reaction in the U.S. or elsewhere to offshore outsourcing;
•effects of political and economic conditions globally, particularly in the geographies where we operate;
•our ability to make accurate estimates and assumptions in connection with the preparation of our consolidated financial statements;
•credit risk fluctuations in the market values of our investment and derivatives portfolios; and
•our ability to meet our environmental, social and governance-related goals and targets;
In particular, you should consider the numerous risks outlined in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report on Form 10-K.
The forward-looking statements made by us in this Annual Report on Form 10-K, or elsewhere, speak only as of the date on which they were made. New risks and uncertainties may come up from time to time, and it is impossible for us to predict those events or how they may affect us. We have no obligation to update any forward-looking statements in this Annual Report on Form 10-K after the date of this Annual Report on Form 10-K, except as required by federal securities laws.
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
Our reportable segments are as follows:
•Insurance,
•Healthcare,
•Analytics, and
•Emerging Business
Our global delivery network, which includes highly trained industry and process specialists across the United States, Latin America, South Africa, Europe and Asia (primarily India and the Philippines), is a key asset. We have operations centers in India, the United States, the United Kingdom, the Republic of Ireland, the Philippines, Bulgaria, Colombia, South Africa, Romania and the Czech Republic.
On June 10, 2022, we acquired certain assets of Inbound Media Group, LLC (“Inbound”), a digital marketing business focused primarily on lead generation in the insurance space. The acquisition expands our digital direct-to-consumer marketing services by adding proven performance marketing, lead generation and customer engagement capabilities to our suite of end-to-end marketing solutions, proprietary data sets and robust consumer analytics.

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

We believe our actions have been successful and that the pandemic has not significantly affected our business, results of operations, financial position and cash flow during 2022, however the impact of the pandemic for the period beyond 2022 will depend on many evolving and uncertain factors that are not within our control.
For additional information and risks related to COVID-19, see Part I, Item 1A, “Risk Factors.”
Revenues
For the year ended December 31, 2022, we generated revenues of $1,412.0 million compared to revenues of $1,122.3 million for the year ended December 31, 2021, an increase of $289.7 million, or 25.8%.
We serve clients mainly in the United States and the United Kingdom, with these two regions generating 85.9% and 9.5%, respectively, of our total revenues for the year ended December 31, 2022 and 85.9% and 9.4%, respectively, of our revenues for the year ended December 31, 2021.
For the years ended December 31, 2022 and 2021, our total revenues from our top ten clients accounted for 34.9% and 38.1% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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
Digital Operations and Solutions: We provide our clients with a range of digital operations and solutions from our Insurance, Healthcare and Emerging Business strategic business units, which are focused on solving complex industry challenges such as the insurance claims life cycle, financial transactions processing and provider and member experiences. This typically involves the use of agile delivery models to implement digital technologies and interventions like hyper-automation, customer experience transformation, advanced automation, robotics, enterprise architecture, end-to-end business function management and transformations. We either administer and manage these functions on an ongoing basis via longer-term arrangements or project work. For a portion of our digital operations and solutions, we hire and train employees to work at our operations centers on the relevant business operations, implement a process migration to these operations centers and then provide services either to the client or directly to the client’s customers. Each client contract has different terms based on the scope, deliverables and complexity of the engagement. We also provide consulting services related to digital operations and solutions that include industry-specific digital transformational services as well as cross-industry finance and accounting services as part of the Emerging Business strategic business unit.

We provide our services under contracts with our clients, which typically have terms of three or more years, with some being contracts with no end dates. These contracts provide us with a relatively predictable revenue base for a substantial portion of our digital operations and solutions business. However, our clients can typically terminate these contracts with or without cause and with short notice periods. We have a long selling cycle for our services and the budget and approval processes of prospective clients make it difficult to predict the timing of entering into definitive agreements with new clients. Similarly, new license sales and implementation projects for our technology service platforms and other software-based services have a long selling cycle, however ongoing annual maintenance and support contracts for existing arrangements provide us with a relatively predictable revenue base.
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
We have also observed that prospective larger clients are entering into multi-vendor relationships with regard to their digital operations and solutions needs to seek more favorable contract terms and diversification of the risk of concentration on a few vendors. We believe that the trend toward multi-vendor relationships will continue. A multi-vendor relationship allows a client to seek more favorable pricing and other contract terms from each vendor, which can result in significantly reduced gross margins from the provision of services to such client for each vendor. To the extent our large clients expand their use of multi-vendor relationships and are able to extract more favorable contract terms from other vendors, our gross margins and revenues may be reduced with regard to such clients if we are required to modify the terms of our relationships with such clients to meet competition.
Analytics: Our analytics services aim to drive better business outcomes for our clients by unlocking deep insights from data and creating data-led solutions across all parts of our clients’ business. We provide care optimization and reimbursement optimization services, for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our Analytics teams deliver predictive and prescriptive analytics in the areas of customer acquisition and life cycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting and data management. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house AI and ML capabilities and proprietary solutions to create insights, improve decision making for our clients and address a range of complex industry-wide priorities. Our acquisition of Clairvoyant in December 2021 strengthens our data analytics capabilities with additional expertise in data and product engineering, cloud enablement and managed services, further supporting our clients in the insurance, healthcare, banking and financial services and retail industries. We actively cross-sell and, where appropriate, integrate our analytics services with other digital operations and solutions as part of a comprehensive offering for our clients. Our projects-based analytics services are cyclical and can be significantly affected by variations in business cycles. In addition, our projects-based analytics services are documented in contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to fluctuations and uncertainties in the revenues generated from providing analytics services.
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
The most significant components of our cost of revenues are salaries and benefits (including stock-based compensation), retirement benefits, recruitment, training, transport, meals, rewards and recognition and employee health and life insurance. Salary levels, employee turnover rates and our ability to efficiently manage and utilize our employees significantly affect our cost of revenues. We make every effort to manage employee and capacity utilization and continuously monitor service levels and staffing requirements. Although we generally have been able to reallocate our employees as client demand has fluctuated, a contract termination or significant reduction in work assigned to us by a major client could cause us to experience a higher-than-expected number of unassigned employees, which would increase our cost of revenues as a percentage of revenues until we are able to reduce or reallocate our headcount. A significant increase in the turnover rate among our employees, particularly among the highly skilled workforce needed to execute certain services, would increase our recruiting and training costs and decrease our operating efficiency, productivity and profit margins. In addition, cost of revenues also includes non-cash amortization of stock-based compensation expense related to the grant of our equity awards to employees directly involved in providing services to our clients.
We expect our cost of revenues to continue to increase as we continue to add professionals in our operations centers globally to service additional business and as wages continue to increase globally. In particular, we expect recruitment and training costs to continue to increase as we hire additional staff to service new clients and train existing staff to provide them with evolving skill sets. There is significant competition for professionals with skills necessary to perform the services we offer to our clients. As our existing competitors continue to grow, and as new competitors enter the market, we expect competition for skilled professionals in each of these areas to continue to increase, with corresponding increases in our cost of revenues to reflect increased compensation levels for such professionals. We also expect that we will continue to incur additional costs to monitor and improve operational efficiency of our hybrid and remote working models, invest in information technology solutions, including adaption to evolving modes of seeking such solutions through cloud-based hosting arrangements and security measures to safeguard against information security risks and costs to protect the health and safety of our employees as they gradually return to the office. See Part I, Item 1A, “Risk Factors” under “Risks Related to Our Business-Employee wage increases may prevent us from sustaining our competitive advantage and may reduce our profit margin.” However, a significant portion of our client contracts include inflation-based adjustments to our billing rates year over year which partially offset such increase in cost of revenues.
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
Selling, General and Administrative Expenses ("SG&A")
Our General and Administrative expenses (“G&A”) comprise of expenses relating to salaries and benefits (including stock-based compensation), retirement benefits as well as costs related to recruitment, training and retention of senior management and other support personnel in enabling functions, telecommunications, utilities, travel and other miscellaneous administrative costs. G&A expenses also include acquisition-related costs, legal and professional fees (which represent the costs of third party legal, tax, accounting, immigration and other advisors), cost of technology solutions sought through evolving modes of cloud-based hosting arrangements, investment in product development, digital technology, advanced automation and robotics, cloud, AI and MI, bad debt allowance and stock-based compensation expenses related to grant of our equity awards to members of our board of directors. We expect our G&A costs to increase as we continue to strengthen our support and enabling functions and invest in leadership development, performance management and training programs.
Selling and marketing expenses primarily consist of salaries and benefits (including stock-based compensation), retirement benefits and other compensation expenses of sales and marketing and client management personnel, sales commission, travel and brand building, client events and conferences. We expect that sales and marketing expenses will continue to increase as we invest in our sales and client management functions to better serve our clients and in our branding.
Depreciation and Amortization Expense
Depreciation and amortization pertains to depreciation of our property and equipment, including network equipment, cabling, computers, office furniture and equipment, motor vehicles and leasehold improvements and amortization of intangible assets acquired in business combinations. As part of our ongoing evaluation of our business needs, we continually optimize our operations centers and expect depreciation to decrease on assets related to operations centers, such as office furniture and equipment and leasehold improvements. As our business continues to expand we expect additional investments in digital technologies and equipment, including laptops, desktop computers, servers and other infrastructure, and increased reliance on hybrid and remote working models, we expect increases in depreciation on assets-related to such investments. The property and equipment that are evaluated as being used differently than as originally intended are assessed for revision of their useful life, thereby revising their future depreciation to reflect the actual use of such property and equipment over the remaining shortened life. We expect amortization of intangible assets to increase further as we pursue strategic relationships and acquisitions.
Foreign Exchange gain, net
We report our financial results in U.S. dollars.
However, a significant portion of our total revenues are earned in the U.K. pound sterling (8.6% for each of the years ended December 31, 2022 and 2021), while a significant portion of our expenses are incurred and paid in the Indian rupee, the Philippine peso and the U.K. pound sterling, representing 29.1%, 8.2% and 3.0%, respectively, of our total expenses in the year ended December 31, 2022, compared to 29.4%, 9.5% and 3.4%, respectively, of our total expenses in the year ended December 31, 2021. The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future as well. The results of our operations could be substantially impacted as the Indian rupee, the Philippine peso and the U.K. pound sterling appreciate or depreciate against the U.S. dollar. See Note 2 - Summary of Significant Accounting Policies and Note 17 - Derivatives and Hedge Accounting to our consolidated financial statements and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk-Components of Market Risk-Foreign Currency Risk.”
Interest Expense
Interest expense primarily consist of interest on our borrowings under our revolving credit facility and convertible senior notes, finance leases and notional interest implicit in the purchase of property and equipment.
Other Income/(Loss), net
Other income/(loss), net primarily consists of gain/(loss) on sale, mark to market, dividend income and interest income on our short-term and long-term investments, cash equivalents, as applicable. Other income/(loss), net also consists of changes in fair value of contingent consideration related to business combinations, interest on refunds received from income tax authorities in India on completion of tax assessments, profit or loss on disposal of long-lived assets and components of net periodic benefit cost such as interest cost, expected return on plan assets and amortization of actuarial gain or loss.
Income Taxes
We are subject to taxes in the countries we operate in. Our future tax liabilities could be adversely affected by any new unfavorable tax legislative and other changes in such countries. We continuously monitor such changes to assess and quantify the potential impacts on our consolidated financial statements.
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
We currently benefit from corporate tax holidays in our qualified Philippines Economic Zone Authority operations centers in the Philippines. Our ability to utilize these tax holidays could be adversely affected by any new unfavorable tax legislative changes. We continuously monitor such changes to assess and quantify any potential impacts on our consolidated financial statements.
We recognize deferred tax assets and liabilities for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. We determine if a valuation allowance is required on the basis of an assessment of whether it is more likely than not that a deferred tax asset will be realized.
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
These policies include revenue recognition, allowance for expected credit losses, business combinations, goodwill, other intangible assets and long-lived assets, stock-based compensation, employee benefits, derivative financial instruments and hedging, leases and income taxes.
The significant estimates and assumptions that affect the financial statements include, but are not limited to, estimates of the fair value of the derivative financial instruments, stock-based awards, identifiable intangible assets and contingent consideration, assumptions related to credit risk of customers, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, assets and obligations related to employee benefit plans, determination of incremental borrowing for measuring lease liabilities, deferred tax assets and liabilities, deferred tax valuation allowances, income-tax contingencies, purchase price allocation, revenue projections and discount rate applied within the discounted cash flow model.
These accounting policies, estimates and the associated risks are set out below. Future events may not develop exactly as forecasted and estimates routinely require adjustment.
Revenue Recognition
Revenue is recognized when services are provided to our clients, in an amount that reflects the consideration which we expect to be entitled to in exchange for the services provided. We recognize revenue when we satisfy a performance obligation by providing services to a customer.
Revenue is measured based on consideration specified in a contract with a customer and excludes value added tax, business tax, any applicable discounts and amounts collected on behalf of third parties. Reimbursements of out-of-pocket expenses are included as a part of revenue.
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
The contracts with our clients may be modified to add, remove or change existing performance obligations, which requires judgment to evaluate and determine whether such performance obligations are to be accounted for on a prospective basis as a separate contract or as a termination of an existing contract and creation of a new contract.
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
Type of Contracts Requiring Judgment
a.Revenues for our fixed-price contracts are recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby reasonably reflects transfer of control to the client. The use of this method requires significant judgment to estimate the cost required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed and resources engaged. We regularly monitor these estimates throughout the execution of the project and record changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.
b.Revenues from reimbursement optimization services having contingent fee arrangements are recognized by us at the point in time when a performance obligation is satisfied, which is when we identify an overpayment claim. In such contracts, our consideration is contingent upon the actual collections made by our clients and net of any subsequent retraction claims. Based on guidance on “variable consideration” in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), we use our historical experience and projections to determine the expected recoveries from our clients and recognize revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such change is identified.
For additional information, see Note 4 - Revenues, net to our consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data.”
Unbilled Receivables
Unbilled receivables represent revenues recognized for services rendered between the last billing date and the balance sheet date. Unbilled receivables also include revenues recognized from reimbursement optimization services where we identify an overpayment claim. In such contracts, our consideration is contingent upon and collectable only when the actual collections are made by our clients. Based on guidance on “variable consideration” in ASC Topic 606, we use our historical experience and projections to determine the expected recoveries from our clients and recognize revenue and receivables based upon such expected recoveries. Accordingly, the amounts for which services have been performed and for which invoices have not been issued to customers on the balance sheet date, (i.e. unbilled receivables) are presented under accounts receivable, net.
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

Business Combinations
We account for all business combinations using the acquisition method of accounting as prescribed by ASC Topic 805, Business Combinations. The guidance requires the use of significant estimates and assumptions in determining the fair value of identifiable assets acquired and liabilities assumed, including intangible assets and contingent consideration, and allocation of purchase price over such assets and liabilities on the acquisition date. The significant estimates and assumptions include, but are not limited to, the timing and amount of future revenue and cash flows based on, among other things, discount rate reflecting the risk inherent in future cash flows, customer attrition rates and the long-term growth rate applied within the discounted cash flow model. This requires a high degree of our judgment and the need to involve fair value specialists to evaluate the reasonableness of our valuation methodology and the selection of inputs to the valuation.
In addition, assets acquired and liabilities assumed including uncertain tax positions and tax-related valuation allowances in connection with business combinations are initially estimated as of the acquisition date. We subsequently re-evaluate the assets acquired and liabilities assumed, including additional assets and liabilities identified subsequent to acquisition date, with any adjustments to our preliminary estimates being recorded to goodwill within the measurement period (up to one year from the acquisition date).
Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased in a business combination. Goodwill is not amortized but is tested for impairment at least on an annual basis, relying on a number of factors including operating results, business plans and estimated future cash flows of the reporting units to which it is assigned. We undertake studies to determine the fair values of assets and liabilities acquired and allocate purchase consideration to assets and liabilities, including property and equipment, goodwill and other identifiable intangibles. We examine the carrying value of the goodwill annually in the fourth quarter, or more frequently, as circumstances warrant, to determine whether there are any impairment losses. We test for goodwill impairment at the reporting unit level.
The goodwill quantitative impairment test involves a comparison of the fair value of a reporting unit with its carrying amount. We estimate the fair value of a reporting unit using a combination of the income approach, using discounted cash flow analysis (“DCF model”) and the market approach, using market multiples for reporting units whereby the fair value is not substantially in excess of carrying value. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. The discount rate is based on judgment of the specific risk inherent in the future cash flows of the respective reporting units. The variables within the discount rate, many of which are outside of our control, provide us best estimate of all assumptions applied within the DCF model. Under the market approach, we estimate fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit and comparable market transactions. The market approach is used to corroborate the results of the income approach. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
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

Stock-based Compensation
Under the fair value recognition provisions of ASC Topic 718, Compensation-Stock Compensation, cost is measured at the grant date based on the fair value of the award and is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Determining the fair value of stock-based awards at the grant date requires significant judgment, including estimating the expected term over which the stock awards will be outstanding before they are exercised and the expected volatility of our stock.
We also grant performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. Generally, we grant PRSUs cliff vest based on an aggregated revenue target (“PUs”) for a three-year period, while grants based on market conditions (“MUs”) are contingent on meeting or exceeding the total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period. The award recipient may earn up to 200% of the PRSUs granted based on the actual achievement of both targets. However, the features of our equity incentive compensation program are subject to change by the Compensation and Talent Management Committee of our board of directors.
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
Stock-based compensation expense associated with our 2022 Employee Stock Purchase Plan is measured at fair-value using a Black-Scholes option-pricing model at commencement of each offering period and recognized over that offering period.
Derivative Instruments
In the normal course of business, we use derivative instruments to mitigate the exposure from risk of foreign currency and interest rate fluctuations. We enter into foreign currency forward contracts to hedge cash flow risks from forecasted transactions denominated in certain foreign currencies, and interest rate swaps to hedge cash flow risks from our revolving credit facility having variable interest rate obligations. These contracts adhere to our treasury operations’ objectives and policies to qualify as cash flow hedges, and are with counterparties that are highly rated financial institutions.
Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss) (“AOCI”), net of tax. The resultant foreign exchange gain/(loss) upon settlement of cash flow hedges of a forecast transaction are recorded in the consolidated statements of income along with the underlying hedged item in the same line in our consolidated statements of income as a part of “Cost of revenues,” “General and administrative expenses,” “Selling and marketing expenses,” and “Depreciation and amortization expense,” as applicable. The accumulated changes in the fair value of interest rate swaps recognized in AOCI are reclassified to our consolidated statements of income and are presented as a part of “Interest expense” over the term of the contract.
We evaluate hedge effectiveness of cash flow hedges at the time a contract is entered into as well as on an ongoing basis. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in AOCI are reclassified to earnings.
We also use derivative instruments consisting of foreign currency forward contracts to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency, against the risk of foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges. Changes in the fair value of these derivatives are recognized in our consolidated statements of income and are included in foreign exchange gain, net.
We also use foreign currency forward contracts designated as net investment hedges to hedge the foreign currency risks related to our investment in foreign subsidiaries. Fair value changes on these forward contracts and gains and losses on settlement of such forward contracts are recognized in AOCI as part of the foreign currency translation adjustments and are reclassified to consolidated statements of income when a foreign operation is disposed or partially disposed.
All of the assets and liabilities related to our forward contracts are subject to master netting arrangements with each individual counterparty. These master netting arrangements generally provide for net settlement of all outstanding contracts with the counterparty in the case of an event of default or a termination event. We present all of the assets and liabilities related to these contracts on a gross basis, with no offsets, in our consolidated statements of financial position. There is no financial collateral (including cash collateral) provided or received by us related to these contracts.
We determine the fair value of our derivatives based on market observable inputs including both forward and spot prices for currencies. Derivative assets and liabilities included in Level 2 primarily represent foreign currency forward contracts. The quotes are taken primarily from independent sources, including highly rated financial institutions.
Income Taxes
We account for income tax using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized in respect of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and operating losses carried forward, if any. Deferred tax assets and liabilities are measured using the anticipated tax rates for the years in which such temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities during the period in which the new tax rate was enacted or the change in tax status was filed or approved. We release (reclassify) the tax effects from AOCI to the consolidated statements of income at the time of settlement of cash flows hedges and amortization of deferred actuarial gain/(loss) on retirement benefits. Deferred tax assets are recognized in full, subject to a valuation allowance that reduces the amount recognized to that which is more likely than not to be realized. In assessing the likelihood of realization, we consider all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. With respect to any entity that benefits from a corporate tax holiday, deferred tax assets or liabilities for existing temporary differences are recorded only to the extent such temporary differences are expected to reverse following the expiration of the tax holiday.
We also evaluate potential exposures related to tax contingencies or claims made by the tax authorities in various jurisdictions in order to determine whether a reserve may be required. A reserve is recorded if we believe that a loss is probable and if the amount of such loss can be reasonably estimated. Such reserves are based on estimates and, consequently, are subject to changing facts and circumstances, including the progress of ongoing audits, changes in case law and the passage of new legislation. We have established adequate reserves to cover any potential tax contingencies or claims.
We have adopted an accounting policy to treat Global Intangible Low-Taxed Income as a period cost.
Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, requires companies to recognize, measure, present and disclose uncertain tax positions. We employ a two-step process for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining, based on the technical merits, that the position will, more likely than not, be sustained upon examination. The second step is to measure the tax benefit as the largest amount of the tax benefit that is more likely than not to be realized upon settlement. We have established adequate reserves to cover all uncertain tax positions.
We base our decision to continue to indefinitely reinvest earnings from our foreign subsidiaries on our estimate of the working capital required to support operations in these geographies. In addition, we periodically review our capital initiatives to support and expand our global operations, as well as whether there exists an economically viable rate of return on our investments in these geographies, as compared to those made in the United States.
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
We include the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in “Other income/(loss), net.” See Note 20 - Employee Benefit Plans to our consolidated financial statements for details.
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
ROU assets represent our right to use an underlying asset during the lease term and lease liabilities represent our obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate at commencement date by adjusting the benchmark reference rates, applicable to the respective geographies where the leases were entered, with appropriate financing spreads and lease specific adjustments for the effects of collateral. We determine the incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads applicable to the respective geographies where we entered into leases and lease specific adjustments for the effects of collateral.
Lease terms includes our assessment for the effects of options to extend or terminate the lease. We consider the extension option as part of our lease term for those lease arrangements where we are reasonably certain at commencement of the lease that we will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. We evaluate lease agreements to determine lease and non-lease components, which are accounted for separately.
Lease payments that depend on factors other than an index or rate are considered variable lease payments and are excluded from the operating lease assets and liabilities and are recognized as expense in the period in which the obligation is incurred. Lease payments include payments for common area maintenance, utilities such as electricity, heating and water, among others, and property taxes, and other similar payments paid to the landlord, which are treated as non-lease component.
We account for lease-related concessions in accordance with guidance in ASC Topic 842, Leases, to determine, on a lease-by-lease basis, whether the concession provided by lessor should be accounted for as a lease modification.
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
We review the ROU assets for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.
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
Results of Operations

For a discussion of our results of operations for the year ended December 31, 2020, including a year-to-year comparison between 2021 and 2020, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following table summarizes our results of operations:

	Year ended December 31,
	2022	2021	2020
	(dollars in millions)
Revenues, net	$1,412.0	$1,122.3	$958.4
Cost of revenues(1)	896.6	690.9	623.9
Gross profit(1)	515.4	431.4	334.5
Operating expenses:
General and administrative expenses	169.0	142.1	113.9
Selling and marketing expenses	98.0	84.3	60.1
Depreciation and amortization expense	56.3	49.1	50.5
Total operating expenses	323.3	275.5	224.5
Income from operations	192.1	155.9	110.0
Foreign exchange gain, net	6.2	4.3	4.4
Interest expense	(8.2)	(7.6)	(11.2)
Other income, net	—	6.8	12.1
Loss on settlement of convertible notes	—	(12.8)	—
Income before income tax expense and earnings from equity affiliates	190.1	146.6	115.3
Income tax expense	47.5	31.9	25.6
Income before earnings from equity affiliates	142.6	114.7	89.7
Gain/(loss) from equity-method investment	0.4	—	(0.2)
Net income attributable to ExlService Holdings, Inc. stockholders	$143.0	$114.7	$89.5
(1) Exclusive of depreciation and amortization expense.
Due to rounding, the numbers presented in the tables included in this Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues.
The following table summarizes our revenues by reportable segments:

	Year ended December 31,			Percentage change
	2022	2021	Change
	(dollars in millions)
Insurance	$448.7	$382.0	$66.7	17.5%
Healthcare	97.4	112.4	(15.0)	(13.4)%
Emerging Business	218.6	167.2	51.4	30.7%
Analytics	647.3	460.7	186.6	40.5%
Total revenues, net	$1,412.0	$1,122.3	$289.7	25.8%
Revenues for the year ended December 31, 2022 were $1,412.0 million, up $289.7 million, or 25.8%, compared to the year ended December 31, 2021, driven primarily by revenue growth from our new and existing clients in the Analytics, Emerging Business and Insurance reportable segments.
Revenue growth in Insurance of $66.7 million was primarily driven by expansion of business from our new and existing clients of $71.7 million. This was partially offset by a loss of $5.0 million mainly attributable to the depreciation of the U.K. pound sterling, the Australian dollar and the Indian rupee against the U.S. dollar during the year ended December 31, 2022, compared to the year ended December 31, 2021. Insurance revenues were 31.8% and 34.0% of our total revenues during the years ended December 31, 2022 and 2021, respectively.
Revenue decline in Healthcare of $15.0 million was primarily driven by the ramp-down in certain existing clients during the year ended December 31, 2022. Healthcare revenues were 6.9% and 10.0% of our total revenues during the years ended December 31, 2022 and 2021, respectively.
Revenue growth in Emerging Business of $51.4 million was primarily driven by expansion of business from our new clients and existing clients of $58.0 million. This was partially offset by a loss of $6.6 million mainly attributable to the depreciation of the U.K. pound sterling and the Indian rupee against the U.S. dollar during the year ended December 31, 2022, compared to the year ended December 31, 2021. Emerging Business revenues were 15.5% and 14.9% of our total revenues during the years ended December 31, 2022 and 2021, respectively.
Revenue growth in Analytics of $186.6 million was primarily driven by higher volumes in our annuity and project based engagements from our new and existing clients of $144.1 million, and an incremental contribution from our acquisition of Clairvoyant in December 2021 of $47.4 million. This was partially offset by a loss of $4.9 million mainly attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the year ended December 31, 2022, compared to the year ended December 31, 2021. Analytics revenues were 45.8% and 41.0% of our total revenues during the years ended December 31, 2022 and 2021, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Year ended December 31,			Percentage change	Year ended December 31,
	2022	2021	Change		2022	2021	Change
	(dollars in millions)
Insurance	$287.7	$239.5	$48.2	20.1%	35.9%	37.3%	(1.4)%
Healthcare	71.0	69.8	1.2	1.7%	27.1%	37.9%	(10.8)%
Emerging Business	128.0	91.7	36.3	39.5%	41.4%	45.1%	(3.7)%
Analytics	409.9	289.9	120.0	41.4%	36.7%	37.1%	(0.4)%
Total	$896.6	$690.9	$205.7	29.8%	36.5%	38.4%	(1.9)%
For the year ended December 31, 2022, cost of revenues was $896.6 million compared to $690.9 million for the year ended December 31, 2021, an increase of $205.7 million, or 29.8%. Our gross margin for the year ended December 31, 2022 was 36.5% compared to 38.4% for year ended December 31, 2021, a decrease of 190 basis points (“bps”) primarily driven by lower margins associated with higher costs during ramp-ups in certain new clients and higher employee-related costs during the year ended December 31, 2022, compared to the year ended December 31, 2021.
The increase in cost of revenues in Insurance of $48.2 million for the year ended December 31, 2022 was primarily due to increases in employee-related costs of $47.3 million on account of higher headcount and wage inflation, higher technology costs of $7.3 million on account of increased leverage of the hybrid and remote working models and higher travel costs of $1.6 million, partially offset by foreign exchange gain, net of hedging of $7.3 million and lower other operating costs of $0.7 million. Gross margin in Insurance decreased by 140 bps during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower margins associated with higher costs during ramp-ups in certain new clients during the year ended December 31, 2022, compared to the year ended December 31, 2021.

The increase in cost of revenues in Healthcare of $1.2 million for the year ended December 31, 2022 was primarily due to increases in employee-related costs of $3.5 million on account of higher headcount and wage inflation, and higher technology costs of $0.6 million on account of increased leverage of the hybrid and remote working models, partially offset by lower facilities cost of $1.1 million and foreign exchange gain, net of hedging of $1.8 million. Gross margin in Healthcare decreased by 1,080 bps during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower revenues associated with the ramp-down of certain existing clients and higher operating expenses associated with the ramp-down of certain existing clients during the year ended December 31, 2022, compared to the year ended December 31, 2021.

The increase in cost of revenues in Emerging Business of $36.3 million for the year ended December 31, 2022 was primarily due to increases in employee-related costs of $34.5 million on account of higher headcount and wage inflation, higher technology costs of $4.0 million on account of increased leverage of the hybrid and remote working models, higher travel costs of $2.3 million, higher facilities costs of $1.2 million, partially offset by foreign exchange gain, net of hedging of $5.7 million. Gross margin in Emerging Business decreased by 370 bps during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower margins associated with higher costs during ramp-ups in certain new clients, higher employee-related costs and higher operating expenses during the year ended December 31, 2022, compared to the year ended December 31, 2021.

The increase in cost of revenues in Analytics of $120.0 million for the year ended December 31, 2022 was primarily due to increases in employee-related costs of $113.0 million on account of higher headcount and wage inflation, including incremental cost related to our acquisition of Clairvoyant in December 2021. The remaining increase was attributable to higher travel costs of $4.5 million, higher technology costs of $3.5 million on account of increased leverage of the hybrid and remote working models and higher other operating costs of $9.6 million. This was partially offset by foreign exchange gain, net of hedging of $10.6 million. Gross margin in Analytics decreased by 40 bps during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases in employee-related costs and higher operating expenses during the year ended December 31, 2022, compared to the year ended December 31, 2021.

Selling, General and Administrative (“SG&A”) Expenses.

	Year ended December 31,			Percentage change
	2022	2021	Change
	(dollars in millions)
General and administrative expenses	$169.0	$142.1	$26.9	19.0%
Selling and marketing expenses	98.0	84.3	13.7	16.2%
Selling, general and administrative expenses	$267.0	$226.4	$40.6	18.0%
As a percentage of revenues	18.9%	20.2%
The increase in SG&A expenses of $40.6 million was primarily due to higher employee-related costs of $32.4 million on account of higher headcount and wage inflation, including incremental costs related to our acquisition of Clairvoyant in December 2021, increase in technology costs of $9.3 million on account of continued investments in digital capabilities, higher travel costs of $4.0 million and higher other operating costs of $1.3 million. This was partially offset by foreign exchange gain, net of hedging of $3.7 million, during the year ended December 31, 2022 and COVID-19 related expenses of $2.7 million during the year ended December 31, 2021.

Depreciation and Amortization.

	Year ended December 31,			Percentage change
	2022	2021	Change
	(dollars in millions)
Depreciation expense	$39.2	$36.3	$2.9	7.8%
Intangible amortization expense	17.1	12.8	4.3	33.9%
Depreciation and amortization expense	$56.3	$49.1	$7.2	14.6%
As a percentage of revenues	4.0%	4.4%
The increase in intangibles amortization expense of $4.3 million was primarily due to amortization of intangibles associated with our acquisitions of Clairvoyant and Inbound in December 2021 and June 2022, respectively, partially offset by decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in depreciation expense of $2.9 million was primarily due to depreciation of $4.3 million related to our investments in digital capabilities, computers and networking equipment, partially offset by foreign exchange gain, net of hedging of $1.4 million during the year ended December 31, 2022, compared to the year ended December 31, 2021.
Income from Operations. Income from operations increased by $36.2 million, or 23.3%, from $155.9 million for the year ended December 31, 2021 to $192.1 million for the year ended December 31, 2022, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the year ended December 31, 2022. As a percentage of revenues, income from operations decreased from 13.9% for the year ended December 31, 2021 to 13.6% for the year ended December 31, 2022.
Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African ZAR during the year ended December 31, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 73.88 during the year ended December 31, 2021 to 78.81 during the year ended December 31, 2022. The average exchange rate of the U.S. dollar against the Philippine peso increased from 49.36 during the year ended December 31, 2021 to 54.47 during the year ended December 31, 2022. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.38 during the year ended December 31, 2021 to 1.23 during the year ended December 31, 2022. The average exchange rate of the U.S. dollar against the South African ZAR increased from 14.92 during the year ended December 31, 2021 to 16.44 during the year ended December 31, 2022.
We recorded a foreign exchange gain, net of $6.2 million for the year ended December 31, 2022 compared to a foreign exchange gain, net of $4.3 million for the year ended December 31, 2021.

Interest expense. Interest expense increased from $7.6 million for the year ended December 31, 2021 to $8.2 million for the year ended December 31, 2022, primarily due to a higher average outstanding amount under our revolving credit facility, which had a higher effective interest rate of 2.9% during the year ended December 31, 2022, compared to 1.7% during the year ended December 31, 2021, partially offset by a decrease in interest expense on the Notes due to settlement of outstanding obligations under the Notes (as defined below under “Financing Arrangements (Debt Facility and Notes)”) on August 27, 2021.
Other Income/(Loss), net.

	Year ended December 31,			Percentage change
	2022	2021	Change
	(dollars in millions)
Fair value changes of contingent consideration	$(8.3)	$—	$(8.3)	(100.0)%
Gain on sale and mark-to-market on investments	4.9	4.9	—	—%
Interest and dividend income	5.2	2.7	2.5	91.8%
Others, net	(1.8)	(0.8)	(1.0)	124.6%
Other income/(loss), net	$—	$6.8	$(6.8)	(100.0)%
Other income/(loss), net decreased by $6.8 million, from a net income of $6.8 million for the year ended December 31, 2021 to $nil for the year ended December 31, 2022. The decrease is primarily due to an increase in the fair value of contingent consideration related to our Clairvoyant acquisition by $8.5 million as a result of strong operational performance. This was partially offset by higher interest income on our short-term and long-term investments of $1.8 million.
Loss on settlement of Notes. On August 27, 2021, we settled our outstanding obligations under the Notes and recognized a loss of $12.8 million during the year ended December 31, 2021. See Note 18 - Borrowings to our consolidated financial statements.
Income Tax Expense. The effective tax rate increased from 21.7% during the year ended December 31, 2021 to 25.0% during the year ended December 31, 2022. We recorded income tax expense of $47.5 million and $31.9 million for the years ended December 31, 2022 and 2021, respectively. The increase in income tax expense was primarily as a result of higher profit during the year ended December 31, 2022, compared to the year ended December 31, 2021, an increase in state taxes and an increase in non-deductible expenses, partially offset by higher excess tax benefits related to stock-based compensation.
Net Income. Net income increased from $114.7 million for the year ended December 31, 2021 to $143.0 million for the year ended December 31, 2022, primarily due to increase in income from operations of $36.2 million, loss on settlement of the Notes of $12.8 million during the year ended December 31, 2021 and higher foreign exchange gain, net of $1.9 million, partially offset by higher income tax expense of $15.6 million and lower other income, net of $6.8 million. As a percentage of revenues, net income decreased from 10.2% during the year ended December 31, 2021 to 10.1% during the year ended December 31, 2022.

Liquidity and Capital Resources

	Year ended December 31,
	2022	2021	2020
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$143.8	$225.5	$127.0
Net cash provided by operating activities	166.1	184.4	203.0
Net cash used for investing activities	(96.5)	(114.3)	(18.3)
Net cash used for financing activities	(81.7)	(146.9)	(89.6)
Effect of exchange rate changes	(6.1)	(4.9)	3.4
Closing cash, cash equivalents and restricted cash	$125.6	$143.8	$225.5

As of December 31, 2022 and 2021, we had $297.7 million and $314.8 million, respectively, in cash, cash equivalents and short-term investments, of which $260.0 million and $278.3 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions.
Operating Activities:
Net cash provided by operating activities was $166.1 million for the year ended December 31, 2022, compared to $184.4 million for the year ended December 31, 2021, reflecting higher working capital needs, offset by higher cash earnings. The major drivers contributing to the decrease of $18.3 million year-over-year included the following:
•Increase in accounts receivable, including unbilled receivable and deferred revenue, contributed to a lower cash flow of $15.2 million in 2022 compared to 2021. Increase in accounts receivable was driven by revenue growth in 2022. Cash flows were also affected by our accounts receivable days sales outstanding, which increased to 61 days as of December 31, 2022 from 56 days as of December 31, 2021.
•Increase in employee-related payments, partially offset by an increase in accrued expenses, accounts payable and operating lease liabilities contributed to a higher cash outflow of $23.9 million in 2022 compared to 2021. The higher cash outflow was primarily due to higher payments for annual performance incentives and employee compensation aggregating to $40.9 million, partially offset by lower payments for operating expenses of $17.0 million in 2022.
•Increase in cash earnings including adjustments for non-cash and other items contributed higher cash flow of $19.4 million in 2022 compared to 2021. These adjustments comprise of depreciation and amortization of long-lived assets and intangibles acquired in business combinations, share-based employee compensation, unrealized foreign currency exchange gain/loss, mark-to-market adjustments on investments, among others.

Investing Activities: Cash used for investing activities were $96.5 million for the year ended December 31, 2022 as compared to cash used for investing activities of $114.3 million for the year ended December 31, 2021. The decrease of $17.7 million was primarily due to lower cash paid for business acquisitions of $3.9 million during the year ended December 31, 2022 as compared to $76.8 million during the year ended December 31, 2021. This was partially offset by higher cash paid for net purchase of investments of $48.1 million during the year ended December 31, 2022 as compared to net purchase of investments of $1.5 million during the year ended December 31, 2021, and higher cash paid for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $8.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Financing Activities: Cash used for financing activities were $81.7 million during the year ended December 31, 2022 as compared to cash used for financing activities of $146.9 million during the year ended December 31, 2021. The decrease of $65.2 million was primarily due to lower purchases of treasury stock by $45.7 million under our share repurchase program and net repayment of $10.0 million under our revolving credit facility during the year ended December 31, 2022 as compared to net repayments of $29.0 million during the year ended December 31, 2021.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.
We incurred $44.8 million of capital expenditures during the year ended December 31, 2022. We expect to incur total capital expenditures of between $47 million to $52 million in 2023, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.
In connection with any tax assessment orders that have been issued, or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with the relevant authorities with respect to such assessment orders (see Note 25 - Commitments and Contingencies to our consolidated financial statements herein for further details).
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

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under gratuity plans and uncertain tax positions. See Note 18- Borrowings, Note 20- Employee Benefit Plans, Note 21- Leases, Note 22- Income Taxes and Note 25- Commitments and Contingencies to our consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of December 31, 2022 and 2021, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.
Financing Arrangements (Debt Facility and Notes)
The following table summarizes our debt position:

	As of December 31
	2022	2021
	(dollars in millions)
	Revolving credit facility
Current portion of long-term borrowings	$30.0	$260.0

Long-term borrowings	220.0	—
Total borrowings	$250.0	$260.0
Unamortized debt issuance costs for our revolving credit facility of $1.2 million and $0.2 million as of December 31, 2022 and December 31, 2021, respectively, are presented under “Other current assets” and “Other assets,” as applicable in our consolidated balance sheets.
Credit Agreement
We held a $300.0 million revolving credit facility pursuant to our credit agreement (the “Credit Agreement”), dated as of November 21, 2017 with certain lenders and Citibank N.A. as Administrative Agent. The revolving credit facility originally had a maturity date of November 21, 2022 and was voluntarily pre-payable from time to time without premium or penalty.

On April 18, 2022, we and each of our wholly owned material domestic subsidiaries entered into an Amendment and Restatement Agreement with Citibank, N.A. as Administrative Agent and certain lenders (the “2022 Credit Agreement”), pursuant to which the parties thereto amended and restated the Credit Agreement. Among other things, the 2022 Credit Agreement (a) provides for the issuance of new revolving credit commitments such that the aggregate amount of revolving credit commitments available is equal to $400.0 million; (b) extends the maturity date of the revolving credit facility from November 21, 2022 to April 18, 2027; and (c) replaces London Inter-Bank Offered Rate (“LIBOR”) with Secured Overnight Financing Rate (“SOFR”) as the reference rate for the U.S. dollar borrowings.

The 2022 Credit Agreement provides an option to increase the commitments by up to $200.0 million, subject to certain approvals and conditions. The 2022 Credit Agreement includes a letter of credit sub facility and is voluntarily pre-payable from time to time without premium or penalty. Borrowings under the 2022 Credit Agreement can be used for working capital and general corporate purposes, including permitted acquisitions.

Obligations under the 2022 Credit Agreement are guaranteed by our material domestic subsidiaries and are secured by all or substantially all of our and our material domestic subsidiaries’ assets. The 2022 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the 2022 Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both as defined for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.0 to 1.0 or more than 3.5 to 1.0, respectively.
The 2022 Credit Agreement bears interest at a rate equal to specified prime rate (alternate base rate) or adjusted SOFR, plus, in each case, an applicable margin. The applicable margin is tied to our total net leverage ratio and ranges from 0% to 0.75% per annum on loans pegged to the specified prime rate, and 0.88% to 1.75% per annum on loans pegged to the adjusted SOFR. The revolving credit commitments under the 2022 Credit Agreement are subject to a commitment fee which is also tied to our total net leverage ratio, and ranges from 0.13% to 0.28% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.
The revolving credit facility carried an effective interest rate as shown below:-

	Year ended December 31,
	2022	2021
Effective interest rate	2.9%	1.7%
As of December 31, 2022 and 2021, we were in compliance with all financial and non-financial covenants listed under the applicable revolving credit facility.
Convertible Senior Notes
On October 1, 2018, we entered into an investment agreement with Orogen Echo LLC (the “Purchaser”), an affiliate of The Orogen Group LLC, relating to the issuance to the Purchaser of $150.0 million, in an aggregate principal amount (the “Notes”). The Notes carried interest at a rate of 3.5% per annum, payable semi-annually in arrears in cash on April 1 and October 1 of each year. The Notes were convertible at an initial conversion rate of 13.3333 shares of the common stock per one thousand dollar principal amount of the Notes (which represents an initial conversion price of approximately $75 per share).
On August 27, 2021, we entered into a Payoff and Termination Agreement with the Purchaser, pursuant to which we prepaid and settled our outstanding obligations under the Notes for an aggregate consideration of $236.7 million in the form of a combination of cash and shares of our common stock. See Note 18 - Borrowings to our consolidated financial statements herein for further details.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our consolidated financial statements contained herein.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
General
Market risk is the volatility of future earnings and cash flows that may result from changes in interest rates and foreign currency exchange rates. The value of a financial instrument may change as a result of changes in the interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributable to all market sensitive financial instruments including foreign currency receivables and payables.
Our exposure to market risk is a function of our expenses and revenue generating activities in foreign currencies. The objective of market risk management is to avoid excessive exposure of our earnings and equity to such market driven losses. We manage market risk through our treasury operations using financial instruments. Our senior management and our board of directors approve our treasury operations’ objectives and policies. The responsibilities of our treasury operations include management of cash resources, implementing hedging strategies for foreign currency exposures, borrowing strategies and ensuring compliance with market risk limits and policies.
Components of Market Risk
Foreign Currency Risk. We are exposed to foreign currency exchange rate risk. Our revenues are primarily denominated in the U.S. dollar representing 88.2% of our total revenues and the U.K. pound sterling representing 8.6% of our total revenues in the year ended December 31, 2022. However, a significant portion of our total expenses are incurred and paid in the Indian rupee, the Philippine peso and the U.K. pound sterling, representing 29.1%, 8.2% and 3.0%, respectively, of our total expenses in the year ended December 31, 2022. We also incur expenses in the U.S. dollar and currencies of other countries in which we have operations. The exchange rates among the Indian rupee, the Philippine peso, the U.K. pound sterling and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
Our foreign currency exchange rate risk primarily arises from our foreign currency revenues, expenses incurred by our foreign subsidiaries and foreign currency accounts receivable and payable. The average exchange rate of the U.S dollar against the Indian rupee increased from 73.88 during the year ended December 31, 2021 to 78.81 during the year ended December 31, 2022, representing a depreciation of 6.7% against the U.S dollar. The average exchange rate of the U.S dollar against the Philippine peso increased from 49.36 during the year ended December 31, 2021 to 54.47 during the year ended December 31, 2022, representing a depreciation of 10.4% against the U.S dollar. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.38 during the year ended December 31, 2021 to 1.23 during the year ended December 31, 2022, representing a depreciation of 10.5% against the U.S dollar. Based upon our level of operations during the year ended December 31, 2022 and excluding any hedging arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee, the Philippine peso and the U.K. pound sterling against the U.S. dollar would have increased/decreased our revenues by approximately $6.9 million, $0.5 million and $6.5 million, respectively and increased/decreased our expenses incurred and paid by approximately $35.5 million, $10.0 million and $3.6 million, respectively in the year ended December 31, 2022.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, we enter into foreign currency forward contracts designated as cash flow hedges. These contracts must be settled on the day of maturity or may be canceled subject to the receipts or payments of any gains or losses respectively, equal to the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We do not enter into foreign currency forward contracts for speculative or trading purposes. As such, we may not purchase adequate contracts to insulate ourselves from the foreign exchange currency risks. In addition, any such contracts may not perform effectively as a hedging mechanism. We may, in the future, make changes to our hedging policies, and have done so in the past. The principal foreign currencies that are hedged are the Indian rupee and the Philippine peso.
The impact related to these foreign currency forward contracts on earnings and/or cash flows is immaterial as the impact of the maturing cash flow hedges in respective periods are intended to primarily offset the foreign currency impact on the related expenses. Further, some of our client contracts include protection against foreign currency exchange rate fluctuations which minimizes the impact of volatility in the exchange rates on our operating results.
Cash flow hedges with notional amounts of $841.6 million and $514.6 million were outstanding as of December 31, 2022 and 2021, respectively, with the maximum outstanding term of approximately 45 months. The mark-to-market gain/(loss), net upon fair valuation of outstanding cash flow hedges as of December 31, 2022 and 2021 was $(14.2) million and $11.9 million, respectively, and is included in “Accumulated other comprehensive income/(loss)” on our consolidated balance sheets. During the year ended December 31, 2022 and 2021, we recognized $(4.3) million and $10.0 million, respectively, as foreign exchange

(loss)/gain from the maturing cash flow hedges, which was largely offset by the foreign exchange translation gain/(loss) on the related expenses.
We also enter into foreign currency forward contracts to hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in our consolidated statements of income and are included in “Foreign exchange gain, net.” These financial instruments mitigate balance sheet risk due to foreign currency exchange rate movements as gains and losses on the settlement of these financial instruments are intended to offset the revaluation gains and losses on the foreign currency denominated monetary assets and monetary liabilities being hedged. Foreign currency forward contracts with notional amounts of USD 164.0 million, GBP 8.4 million, EUR 2.0 million and AUD 2.0 million were outstanding as of December 31, 2022 compared to USD 134.6 million, GBP 6.8 million, EUR 1.3 million and COP 2,541.9 million outstanding as of December 31, 2021. The fair values of these financial instruments as of December 31, 2022 and 2021 were insignificant and are included in the “Foreign exchange gain, net” in our consolidated statements of income. As of December 31, 2022 and 2021, the outstanding derivative instruments had maturities of a maximum of 31 days, each.
Interest Rate Risk. We are also exposed to interest rate risk arising from our indebtedness. In order to mitigate our exposure to fluctuations in interest rates and minimize the earnings and cash flow volatility associated with floating rate indebtedness, we enter into interest rate swaps to hedge cash flow risks on our revolving credit facility having floating interest rate obligations. The swap transaction involves the exchange of fixed for floating interest payments. However, in circumstances where we believe additional fixed-rate debt would be beneficial, we may choose to terminate a previously executed swap, or swap certain floating interest payments to fixed.
As described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we held our $300.0 million revolving credit facility and a letter of credit sub-facility pursuant to our Credit Agreement dated November 21, 2017. The revolving credit facility originally had a maturity date of November 21, 2022 and was voluntarily pre-payable from time to time without premium or penalty. On April 18, 2022, we entered into an Amendment and Restatement Agreement with Citibank, N.A. as Administrative Agent and certain lenders (the “2022 Credit Agreement”), that provides for a $400.0 million revolving credit facility and a letter of credit sub-facility. We have an option to increase the commitments under the 2022 Credit Agreement by up to an additional $200.0 million. The revolving credit facility has a maturity date of April 18, 2027 and is voluntarily pre-payable from time to time without premium or penalty.
The 2022 Credit Agreement bears interest at a rate equal to specified prime rate (alternate base rate) or adjusted SOFR plus, in each case, an applicable margin. The applicable margin is tied to our total net leverage ratio and ranges from 0% to 0.75% per annum on loans pegged to the specified prime rate, and 0.88% to 1.75% per annum on loans pegged to the adjusted SOFR. The revolving credit commitments under 2022 Credit Agreement are subject to a commitment fee which is also tied to our total net leverage ratio, and ranges from 0.13% to 0.28% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. A 50 basis point increase or decrease in interest rates would have impacted our interest expense for the year ended December 31, 2022 by approximately $1.4 million.
We manage a portion of our interest rate risk related to our revolving credit facility having variable interest rate obligations by entering into interest rate swaps under which we receive floating rate payments based on SOFR and make payments based on a fixed rate. As of December 31, 2022 and 2021, we had outstanding interest rate swaps having a notional amount of $75.0 million and $nil, respectively.
We had cash, cash equivalents and short-term investments totaling $297.7 million and $314.8 million as of December 31, 2022 and 2021, respectively. These amounts were invested principally in a short-term investment portfolio primarily comprised of highly-rated debt mutual funds, money market funds and time deposits. The cash and cash equivalents are held for potential acquisitions of complementary businesses or assets, capital expenditures, working capital requirements and general corporate purposes. We do not enter into these investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. The interest income from these funds is subject to fluctuations due to changes in interest rates. Declines in interest rates would reduce our future investment income. A 50 basis point increase or decrease in short term rates would have impacted our interest and dividend income for the year ended December 31, 2022 by approximately $1.0 million.
Credit Risk. As of December 31, 2022 and 2021, we have accounts receivable, net of $259.2 million and $194.2 million, respectively. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances historically have not been material. No single client owed more than 10% of our accounts receivable, net as on December 31, 2022 and 2021.

ITEM 8.    Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

ITEM 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of December 31, 2022, were effective.
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

Our management, under the supervision and with the participation of the CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the board of directors. Based on this assessment and those criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2022. See Deloitte & Touche LLP’s accompanying attestation report on their audit of our internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The additional information required by this Item 10 will be set forth in the definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), including under the headings “Our board of directors,” “Our executive officers” and “Corporate governance — Committees — Audit Committee,” “— Committees — Nominating and Governance Committee” and, to the extent included, “— Delinquent Section 16(a) Reports,” and is incorporated herein by reference. We intend to file the Proxy Statement with the SEC within 120 days after the fiscal year end of December 31, 2022.

ITEM 11.    Executive Compensation
We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, including under the headings “Executive Compensation — Compensation Discussion and Analysis,” “— Compensation and Talent Management Committee Report,” “— Summary Compensation Table for Fiscal Year 2022,” “— Grants of Plan-Based Awards Table for Fiscal Year 2022,” “Outstanding Equity Awards at Fiscal 2022 Year-End,” “Option Exercises and Stock Vested During Fiscal Year 2022,” “— Pension Benefits for Fiscal Year 2022,” “— Potential Payments upon Termination or Change in Control at Fiscal 2022 Year-End,” “— Director Compensation for Fiscal Year 2022,” “— Risk and Compensation Policies” and “Corporate Governance — Compensation and Talent Management Committee Interlocks and Insider Participation.”

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

Date: February 23, 2023	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROHIT KAPOOR	Chief Executive Officer, Vice-Chairman and Director (Principal Executive Officer)	February 23, 2023
Rohit Kapoor

/S/ MAURIZIO NICOLELLI	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023
Maurizio Nicolelli

/S/ VIKRAM S. PANDIT	Chairman of the Board	February 23, 2023
Vikram S. Pandit

/S/ ANDREAS FIBIG	Director	February 23, 2023
Andreas Fibig

/S/ ANNE E. MINTO	Director	February 23, 2023
Anne E. Minto

/S/ SOM MITTAL	Director	February 23, 2023
Som Mittal

/S/ CLYDE W. OSTLER	Director	February 23, 2023
Clyde W. Ostler

/S/ KRISTY PIPES	Director	February 23, 2023
Kristy Pipes

/S/ NITIN SAHNEY	Director	February 23, 2023
Nitin Sahney

/S/ JAYNIE M. STUDENMUND	Director	February 23, 2023
Jaynie M. Studenmund

INDEX TO EXHIBITS
The following exhibits are being filed as part of this report or incorporated by reference as indicated therein:

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on October 25, 2006).

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

10.2+
Amendment to Second Amended and Restated Employment and Non-Competition Agreement, dated August 12, 2022, between the Company and Rohit Kapoor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on October 27, 2022).

10.3+
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

10.6+
Employment Agreement, effective November 5, 2018, between ExlService Holdings, Inc. and Samuel Meckey (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 1-33089).

10.7+
ExlService Holdings, Inc. 2006 Omnibus Plan (incorporated by reference to Exhibit 10.20 of Amendment 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-121001) filed July 28, 2006).

10.8+
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

10.14+
Form of Restricted Stock Unit Agreement (U.S.) under the 2006 Omnibus Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on May 1, 2014).

10.15+
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

10.18+	ExlService Holdings, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 20, 2018).

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

10.21+
Form of Restricted Stock Unit Agreement (Directors) under the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-33089) filed on April 29, 2021).

10.22+	ExlService Holdings, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 22, 2022.

10.23
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

EXLSERVICE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ExlService Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenues - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Revenue is recognized when services are provided to the Company’s customers, in an amount that reflects the consideration which the Company expects to be entitled to in exchange for the services provided. Revenue is measured based on consideration specified in a contract with a customer and excludes discounts and amounts collected on behalf of third parties. Revenues under time-and-material, transaction and outcome-based contracts are recognized as the services are performed. Total revenues were $1,412 million for the year ended December 31, 2022.
At the inception of a new contract with a customer, the Company evaluates the revenue recognition principles, including judgments in identifying performance obligations in a contract and determining the timing of revenue recognition. The Company’s contracts may be modified to add, remove or change existing performance obligations, which require judgment to evaluate and determine whether they are to be accounted for on a prospective basis either as a separate contract, or as a termination of existing contract and creation of a new contract.

Auditing revenue recognition requires significant audit effort resulting from the number of customers and related contracts that require evaluation and auditor judgment as to whether revenue was recorded in accordance with the terms of the contracts and revenue recognition principles under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”).
______________________________________________________________________________________________________
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to whether revenue was recorded in accordance with the terms of the contracts with the Company’s customers and met the criteria for revenue recognition in accordance with ASC Topic 606 included the following, among others:
•We tested the effectiveness of internal controls over revenue, specifically management’s controls over the identification of performance obligations within the customer contracts and determining timing of revenue recognition for new customer contracts and contracts with significant scope modifications.
•We selected a sample of recorded revenue transactions from new customer contracts and evaluated the appropriateness of the performance obligations identified within the customer contracts, and assessed if the revenue recognition principles applied are in accordance with ASC Topic 606.
•We selected a sample of recorded revenue transactions related to the Company’s contracts that were modified to add, remove or change existing performance obligations and (1) assessed whether the services added to an existing contract are distinct and whether the pricing is at a standalone selling price. and (2) services added that are distinct and at standalone selling price are accounted for on a prospective basis either as a separate contract, or as a termination of existing contract and creation of a new contract.

/s/ Deloitte & Touche LLP

New York, New York
February 23, 2023
We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ExlService Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ExlService Holdings, Inc. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2023

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount and share count)

	As of
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$118,669	$135,337
Short-term investments	179,027	179,430
Restricted cash	4,897	6,174
Accounts receivable, net	259,222	194,232
Other current assets	50,979	62,971
Total current assets	612,794	578,144
Property and equipment, net	82,828	86,008
Operating lease right-of-use assets	55,347	76,692
Restricted cash	2,055	2,299
Deferred tax assets, net	55,791	21,404
Intangible assets, net	64,819	81,082
Goodwill	405,637	403,902
Long-term investments	34,779	3,190
Other assets	32,069	30,183
Total assets	$1,346,119	$1,282,904
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,789	$5,647
Current portion of long-term borrowings	30,000	260,016
Deferred revenue	18,782	20,000
Accrued employee costs	108,100	114,285
Accrued expenses and other current liabilities	95,352	76,350
Current portion of operating lease liabilities	14,978	18,487
Income taxes payable, net	2,945	901
Total current liabilities	277,946	495,686
Long-term borrowings, less current portion	220,000	—
Operating lease liabilities, less current portion	48,155	68,506
Deferred tax liabilities, net	547	965
Other non-current liabilities	41,292	24,591
Total liabilities	587,940	589,748
Commitments and contingencies (Refer to Note 25)
ExlService Holdings, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,987,976 shares issued and 33,234,444 shares outstanding as of December 31, 2022 and 39,508,340 shares issued and 33,291,482 shares outstanding as of December 31, 2021	40	40
Additional paid-in capital	445,108	395,742
Retained earnings	899,105	756,137
Accumulated other comprehensive loss	(144,143)	(89,474)
Total including shares held in treasury	1,200,110	1,062,445

Less: 6,753,532 shares as of December 31, 2022 and 6,216,858 shares as of December 31, 2021, held in treasury, at cost	(441,931)	(369,289)
Total stockholders’ equity	758,179	693,156
Total liabilities and stockholders’ equity	$1,346,119	$1,282,904

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amount and share count)

	Year ended December 31,
	2022	2021	2020
Revenues, net	$1,412,044	$1,122,293	$958,434
Cost of revenues (1)	896,595	690,934	623,936
Gross profit (1)	515,449	431,359	334,498
Operating expenses:
General and administrative expenses	169,016	142,040	113,891
Selling and marketing expenses	97,989	84,306	60,123
Depreciation and amortization expense	56,282	49,132	50,462
Total operating expenses	323,287	275,478	224,476
Income from operations	192,162	155,881	110,022
Foreign exchange gain, net	6,199	4,313	4,432
Interest expense	(8,252)	(7,561)	(11,190)
Other income/(loss), net	(10)	6,773	12,065
Loss on settlement of convertible notes	—	(12,845)	—
Income before income tax expense and earnings from equity affiliates	190,099	146,561	115,329
Income tax expense	47,565	31,850	25,626
Income before earnings from equity affiliates	142,534	114,711	89,703
Gain/(loss) from equity-method investment	434	47	(227)
Net income attributable to ExlService Holdings, Inc. stockholders	$142,968	$114,758	$89,476
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$4.29	$3.42	$2.61
Diluted	$4.23	$3.35	$2.59
Weighted-average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	33,330,317	33,549,275	34,273,388
Diluted	33,833,858	34,244,478	34,555,164

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2022	2021	2020
Net income	$142,968	$114,758	$89,476
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	(27,333)	4,663	12,665
Loss on net investment hedges	—	(1,134)	—
Foreign currency translation loss	(47,734)	(11,134)	(540)
Retirement benefits	2,574	(558)	(2,401)
Reclassification adjustments:
(Gain)/loss on cash flow hedges(1)	1,295	(9,264)	(801)
Retirement benefits(2)	592	709	394
Income tax effects relating to above(3)	15,937	2,228	591
Total other comprehensive income/(loss)	$(54,669)	$(14,490)	$9,908
Total comprehensive income	$88,299	$100,268	$99,384

(1)These are reclassified to net income and are included in cost of revenues, operating expenses and interest expense, as applicable in the consolidated statements of income. Refer to Note 17 - Derivatives and Hedge Accounting to the consolidated financial statements.
(2)These are reclassified to net income and are included in other income/(loss), net in the consolidated statements of income. Refer to Note 20 - Employee Benefit Plans to the consolidated financial statements.
(3)These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation loss. Refer to Note 22 - Income Taxes to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share count)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total

	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	38,480,654	$39	$391,240	$551,903	$(84,892)	(4,295,413)	$(188,289)	$670,001
Stock issued against stock-based compensation plans	487,398	—	1,501	—	—	—	—	1,501
Stock-based compensation	—	—	28,235	—	—	—	—	28,235
Acquisition of treasury stock	—	—	—	—	—	(1,113,205)	(79,949)	(79,949)
Other comprehensive income	—	—	—	—	9,908	—	—	9,908
Net income	—	—	—	89,476	—	—	—	89,476
Balance as of December 31, 2020	38,968,052	$39	$420,976	$641,379	$(74,984)	(5,408,618)	$(268,238)	$719,172
Stock issued against stock-based compensation plans	540,288	1	709	—	—	—	—	710
Stock-based compensation	—	—	38,621	—	—	—	—	38,621
Acquisition of treasury stock	—	—	—	—	—	(1,118,634)	(118,357)	(118,357)
Issuance of treasury stock	—	—	19,436	—	—	310,394	17,306	36,742
Settlement of convertible notes	—	—	(84,000)	—	—	—	—	(84,000)
Other comprehensive loss	—	—	—	—	(14,490)	—	—	(14,490)
Net income	—	—	—	114,758	—	—	—	114,758
Balance as of December 31, 2021	39,508,340	$40	$395,742	$756,137	$(89,474)	(6,216,858)	$(369,289)	$693,156
Stock issued against stock-based compensation plans	479,636	—	—	—	—	—	—	—
Stock-based compensation	—	—	49,366	—	—	—	—	49,366
Acquisition of treasury stock	—	—	—	—	—	(536,674)	(72,642)	(72,642)
Other comprehensive loss	—	—	—	—	(54,669)	—	—	(54,669)
Net income	—	—	—	142,968	—	—	—	142,968
Balance as of December 31, 2022	39,987,976	$40	$445,108	$899,105	$(144,143)	(6,753,532)	$(441,931)	$758,179

See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$142,968	$114,758	$89,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56,102	49,656	50,513
Stock-based compensation expense	49,366	38,621	28,235
Amortization of operating lease right-of-use assets	21,783	26,326	27,146
Unrealized (gain)/loss on investments	(1,209)	5,139	(7,174)
Unrealized foreign currency exchange (gain)/loss, net	(16,643)	(3,821)	402
Deferred income tax (benefit)/expense	(19,552)	(20,326)	2,697
Allowance/(reversal) for expected credit losses	683	(464)	297
Loss on settlement of convertible notes	—	12,845	—
Fair value changes in contingent consideration	8,250	—	—
Amortization of non-cash interest expense related to convertible notes	—	1,795	2,616
Others, net	510	168	(315)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(68,121)	(37,684)	24,696
Other current assets	(7,709)	(1,179)	(5,133)
Income taxes payable, net	8,779	(12,062)	696
Other assets	(10,723)	227	6,505
Accounts payable	2,385	(614)	243
Deferred revenue	2,473	(12,733)	18,222
Accrued employee costs	5,551	46,475	335
Accrued expenses and other liabilities	14,475	2,934	(9,895)
Operating lease liabilities	(23,227)	(25,674)	(26,589)
Net cash provided by operating activities	166,141	184,387	202,973

Cash flows from investing activities:
Purchases of property and equipment	(44,836)	(37,248)	(42,224)
Proceeds from sale of property and equipment	266	1,300	916
Business acquisition (net of cash and cash equivalents acquired)	(3,872)	(76,831)	—
Purchases of investments	(212,607)	(96,011)	(102,462)
Proceeds from redemption of investments	164,503	94,520	126,154
Investment in equity affiliate	—	—	(700)
Net cash used for investing activities	(96,546)	(114,270)	(18,316)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(142)	(201)	(249)
Proceeds from borrowings	35,000	300,000	110,000
Repayments of borrowings	(45,000)	(329,031)	(120,867)
Acquisition of treasury stock	(72,642)	(118,357)	(79,949)
Proceeds from exercise of stock options	—	710	1,501
Proceeds from ESPP contribution	1,060	—	—
Net cash used for financing activities	(81,724)	(146,879)	(89,564)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,060)	(4,947)	3,382
Net (decrease)/increase in cash, cash equivalents and restricted cash	(18,189)	(81,709)	98,475
Cash, cash equivalents and restricted cash at the beginning of the period	143,810	225,519	127,044
Cash, cash equivalents and restricted cash at the end of the period	$125,621	$143,810	$225,519

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,189	$6,589	$7,626
Income taxes, net of refunds	$55,592	$49,825	$20,571
Supplemental disclosure of non-cash investing and financing activities:
Settlement of portion of convertible notes through issuance of treasury stock	$—	$36,742	$—
Assets acquired under finance lease	$312	$71	$45
See accompanying notes to consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
2. Summary of Significant Accounting Policies
(a)Basis of Preparation and Principles of Consolidation
The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”). The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of ExlService Holdings, Inc. and all of its subsidiaries and includes the Company's share in the results of its associates.
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
Accounting policies of the respective individual subsidiaries and equity affiliates are aligned wherever necessary, so as to ensure consistency with the accounting policies that are adopted by the Company under U.S. GAAP.
For purposes of comparability, certain prior period amounts have been reclassified to conform to the current year presentation in accordance with U.S. GAAP.
(b)Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the consolidated financial statements include, but are not limited to, estimates of the fair value of the identifiable intangible assets and contingent consideration, purchase price allocation, including revenue projections and the discount rate applied within the discounted cash

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
flow model for business acquisitions, credit risk of customers, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based awards, and debt instruments, assumptions used to calculate stock-based compensation expense, assumptions used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate amortization of ROU, depreciation and amortization periods, and recoverability of long-lived assets, goodwill and intangibles.
(c)Foreign Currency Translation
The functional currency of each entity in the Company is the currency of the primary economic environment in which it operates. Transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into functional currency at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are remeasured to the functional currency at exchange rates that prevailed on the date of inception of the transaction. All foreign exchange gains and losses arising on re-measurement are recorded in the Company's consolidated statements of income.
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
Revenue is measured based on consideration specified in a contract with a customer and excludes value added tax, business tax, any applicable discounts and amounts collected on behalf of third parties. Reimbursements of out-of-pocket expenses are included as a part of revenue.
Nature of Services
The Company derives its revenues from digital operations and solutions and analytics services. The Company provides digital operations and solutions and analytics services helping businesses enhance revenue growth and improve profitability.
Type of Contracts and Basis of Recognition
i.a) Revenues under time-and-material, transaction and outcome-based contracts are recognized as the services are performed. When the terms of the client contract specify service level parameters that must be met (such as turnaround time or accuracy), the Company monitors such service level parameters to determine if any service credits or penalties have been incurred. Revenues are recognized net of any penalties or service credits that are due to a client.
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
ii.Revenues for the Company’s fixed-price contracts, which include business support services provided on a fixed price basis or implementation of applications or solutions, are recognized considering costs incurred to date relative to total

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. Incurred cost represents work performed, which corresponds with, and thereby reasonably reflects transfer of control to the client. The use of this method requires significant judgment to estimate the stage of completion and/or cost required to complete the contracted scope of work, including assumptions and estimates relative to the length of time to complete the project and the nature and complexity of the work to be performed and resources engaged. The Company regularly monitors these estimates throughout the execution of the project and records changes in the period in which a change in an estimate is determined. If a change in an estimate results in a projected loss on a project, such loss is recognized in the period in which it is first identified.
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
iv.Revenues from reimbursement optimization services having contingent fee arrangements are recognized by the Company at the point in time when a performance obligation is satisfied, which is when it identifies an overpayment claim. In such contracts, the Company’s consideration is contingent upon the actual collections made by its customers and net of any subsequent retraction claims. Based on guidance on “variable consideration” in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), the Company uses its historical experience and projections to determine the expected recoveries from its customers and recognizes revenue based upon such expected recoveries. Any adjustment required due to change in estimates are recorded in the period in which such change is identified.
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
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers do not generally bundle different services together except for software and related services contracts, which are not significant, involving implementation services and post contract maintenance services. In such software and related services contracts, revenue is recognized based upon the transaction price allocated to each performance obligation based on the relative standalone selling price.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
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
Unbilled Receivables
Unbilled receivables represents revenues recognized for services rendered between the last billing date and the balance sheet date. Unbilled receivables also include revenues recognized from reimbursement optimization services where the Company identifies an overpayment claim. In such contracts, Company’s consideration is contingent upon and collectable only when the actual collections are made by its customers. Based on guidance on “variable consideration” in ASC Topic 606, Company use its historical experience and projections to determine the expected recoveries from its customers and recognize revenue and receivables based upon such expected recoveries. Accordingly, the amounts for which services have been performed and for which invoices have not been issued to customers on the balance sheet date, (i.e. unbilled receivables) are presented under accounts receivable, net.
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
Remaining Performance Obligations

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
The Company does not disclose the value of remaining performance obligations as a result of applying the practical expedient provided in ASC Topic 606, for contracts that meet any of the following criteria:
i.Contracts with an original expected length of one year or less as determined under ASC Topic 606,
ii.Contracts for which Company recognize revenue based on the right to invoice for service performed.
(e)Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. Pursuant to the Company’s investment policy, surplus funds are invested in highly-rated debt mutual funds, money market funds and time deposits to reduce its exposure to market risk with regard to these funds.
Restricted cash includes any cash and cash equivalents that are legally restricted as to withdrawal or usage.
The Company invests for a term of up to three months in money market funds, which invest in instruments of various maturities in the United States. These investments are accounted for in accordance with the fair value option under ASC Topic 825, Financial Instruments. The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period and any changes in fair value are included in other income/(loss), net. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold and is included in other income/(loss), net.
For purposes of the statements of cash flows, the Company includes in its cash and cash-equivalent balances those amounts that have been classified as restricted cash and restricted cash equivalents.
(f)Short-Term and Long-Term Investments
The Company’s short-term investments consist of investments in mutual funds and those term deposits with more than three months of original maturity and less than twelve months of remaining maturity as of the reporting date, while long-term investments consist of term deposits with more than twelve months of remaining maturity as of the reporting date and investments in equity affiliate.

The Company’s investments in term deposits with financial institutions are measured and recognized at amortized cost. Interest earned on such investments is included in other income/(loss), net.

The Company’s mutual fund investments are in debt funds invested in India. These investments are accounted for in accordance with the fair value option under ASC Topic 825, Financial Instruments. The fair value is represented by original cost on the acquisition date and the net asset value (“NAV”) as quoted, at each reporting period and any changes in fair value are included in other income/(loss), net. Gain or loss on the disposal of these investments is calculated using the weighted average cost of the investments sold and is included in other income/(loss), net.

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
(g)Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable are recorded net of allowances for expected credit losses. The Company evaluates the credit risk of its customers based on a combination of various financial and qualitative factors that may affect the ability of each customer to pay. The Company considered current and anticipated future economic conditions relating to the industries of the Company’s customers and the countries where it operates. In calculating expected credit loss, the Company also considered past payment trends, credit rating and other related credit information for its significant customers to estimate the probability of default in the

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
future. Accounts receivable balances are written-off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Accounts receivable include unbilled accounts receivable which represent revenues on contracts to be billed, in subsequent periods, as per the terms of the related contracts.
(h)Property and Equipment
Property and equipment are stated at cost, which is generally comprised of the purchase price for such property or equipment, non-refundable duties and taxes, but excludes any discounts and/or rebates, less accumulated depreciation and impairment. Equipment held under finance leases are capitalized at the commencement of the lease at an amount equal to the lease liability, adjusted for any lease prepayments, initial direct costs and lease incentives, which usually approximate the fair value of the underlying asset. Expenditures for replacements and improvements are capitalized, if they enhance the production capacity and future benefits whereas the costs of maintenance and repairs are charged to earnings as incurred. Advances paid towards acquisition of property and equipment and the cost of property and equipment not yet placed in service before the end of the reporting period, net of impairment, if any, are classified as capital work in progress.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
Property and equipment which are abandoned and disposed other than by sale, are assessed for revision of their useful life, thereby revising the future depreciation to reflect the use of property and equipment over the remaining shortened life.
The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The estimated useful life have been disclosed in Note 9 - Property and Equipment, net to the consolidated financial statements.

(i)Software Development Costs
The Company capitalizes certain costs related to the development or enhancements to existing software products to be sold, leased or otherwise marketed and / or used for internal-use. The Company begins to capitalize costs to develop or enhance software when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred and recorded within “General and administrative expenses” in the Company’s consolidated statements of income. The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the estimated useful lives over which the costs are amortized.
Implementation costs in cloud computing arrangements (“CCAs”), such as software as a service and other hosting arrangements are evaluated to ascertain if the arrangement includes a license to internal-use software. If a CCA does not provide a contractual right to the Company to take possession of the software at any time during the hosting period without significant penalty, and it is not feasible to either run the software on the Company’s own hardware, then implementation costs incurred are accounted for as a service contract. In case of the existence of such a contractual right to take possession of the software and the Company is able to run the software on its own hardware, then such implementation costs are capitalized as software development costs.

Annual amortization of internally developed software products meant for sale, lease or otherwise marketing is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be up to 5 years from the date the product became available for use. Annual amortization of internally developed software products meant for internal-use is based on the straight-line method over the estimated useful lives of the internally developed software products. The Company amortizes capitalized implementation costs in a CCA over the life of the service contract.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
(j)Business Combinations, Goodwill and Other Intangible Assets
ASC Topic 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. The guidance specifies criteria as to intangible assets acquired in a business combination that must be recognized and reported separately from goodwill. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is re-measured to fair value as of each reporting date until the contingency is resolved, whereby such changes in fair value are recognized in earnings. Under ASC Topic 350, Intangibles - Goodwill and Other, all assets and liabilities of the acquired businesses, including goodwill, are assigned to reporting units. Acquisition related costs are expensed as incurred under general and administrative expenses.
In addition, assets acquired and liabilities assumed including uncertain tax positions and tax-related valuation allowances in connection with business combinations are initially estimated as of the acquisition date. The Company subsequently re-evaluates the assets acquired and liabilities assumed, including additional assets and liabilities identified subsequent to acquisition date, with any adjustments to its preliminary estimates being recorded to goodwill within the measurement period (up to one year from the acquisition date).
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
Refer to Note 10 - Business Combinations, Goodwill and Other Intangible Assets to the consolidated financial statements for discussion of the Company's goodwill impairment testing. The Company adopted Accounting Standard Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment, effective January 1, 2018 in conjunction with our goodwill impairment assessment.
The goodwill quantitative impairment test involves a comparison of the fair value of a reporting unit with its carrying amount. The Company estimates the fair value of a reporting unit using a combination of the income approach, using discounted cash flow analysis (“DCF model,”) and the market approach, using market multiples for reporting units whereby the fair value is not substantially in excess of carrying value. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on its most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. The discount rate is based on judgment of the specific risk inherent in the future cash flows of the respective reporting units. The variables within the discount rate, many of which are outside of the Company’s control, provide the Company’s best estimate of all assumptions applied within the DCF model. Under the market approach, the Company estimates fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit and comparable market transactions. The market approach is used to corroborate the results of the income approach. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
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
(k)Impairment of Long-lived Assets
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

Changes in the fair value of these cash flow hedges are recorded as a component of accumulated other comprehensive income/(loss) (“AOCI”), net of tax. The resultant foreign exchange gain/(loss) upon settlement of cash flow hedges of forecasted transactions are recorded in the consolidated statements of income along with the underlying hedged item in the same line as part of “Cost of revenues,” “General and administrative expenses,” “Selling and marketing expenses,” and “Depreciation and amortization expense,” as applicable. The accumulated changes in the fair value of interest rate swaps recognized in AOCI are reclassified to the consolidated statements of income and are presented as a part of “Interest expense” over the term of the contract.

The Company evaluates hedge effectiveness of cash flow hedges at the time a contract is entered into as well as on an ongoing basis. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in AOCI are reclassified to earnings.

The Company also uses derivatives instruments consisting of foreign currency forward contracts to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency, against the risk of

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
foreign currency fluctuations associated with remeasurement of such assets and liabilities to functional currency. These derivatives do not qualify as fair value hedges under ASC Topic 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain, net.

The Company also uses foreign currency forward contracts designated as net investment hedges to hedge the foreign currency risks related to the Company's investment in foreign subsidiaries. Fair value changes on these forward contracts and gains and losses on settlement of such forward contracts are recognized in AOCI as part of the foreign currency translation adjustments and are reclassified to consolidated statements of income when a foreign operation is disposed or partially disposed.

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
(m)Employee Benefits
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
The Company includes the service cost component of the net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by the respective employees during the period. The interest cost, expected return on plan assets and amortization of actuarial gains/loss, are included in “Other income/(loss), net.” Refer to Note 20 - Employee Benefit Plans to the consolidated financial statements for details.
The Company recognizes its liabilities for compensated absences depending on whether the obligation is attributable to employee services already rendered, rights to compensated absences vest or accumulate and payment is probable and estimable.
(n)Stock-Based Compensation
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
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), which was adopted by the Company's stockholders on June 15, 2018, which replaces and supersedes the 2015 Amendment and Restatement of the Company’s 2006 Omnibus Award Plan (the “Prior Plan”) and is effective upon the date approved by the Company’s stockholders, the Company grants performance-based restricted stock units (“PRSU”) to executive officers and other specified employees. Generally, the Company grants PRSUs that cliff vest based on an aggregated revenue target (“PU”) for a three-year period, and PRSUs that are based on market conditions (“MU”) and cliff vest upon meeting or exceeding the Company's total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
The award recipient may earn up to 200% of the PRSUs granted based on the actual achievement of the respective targets. However, the features of the equity incentive compensation program are subject to change by the Compensation and Talent Management Committee of our board of directors.
The fair value of each PU is determined based on the market price of one common share of the Company on the day prior to the date of grant, and the associated compensation expense is calculated on the basis that performance targets at 100% are probable of being achieved. The compensation expense for the PU is recognized on a straight-line basis over the service period, which is through the end of the third year. Over this period, the number of shares that will be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The final number of shares issued and the related compensation cost recognized as an expense will be based on a comparison of the final performance metrics to the specified targets. The expense related to the unvested PU as of December 31, 2022 was based on the Company's assessment of performance criteria for these grants that would most likely be met during the respective years of vesting against the targeted performance level.
The grant date fair value for the MUs is determined using a Monte Carlo simulation model and the related compensation expense is expensed on a straight-line basis over the vesting period. All compensation expense related to the MU will be recognized if the requisite performance period is fulfilled, regardless of the extent of the market condition achieved.
Stock-based compensation expense associated with the Company's 2022 Employee Stock Purchase Plan (“ESPP”) is measured at fair-value using a Black-Scholes option-pricing model at the commencement of each offering period and recognized over that offering period.
(o)Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting for income taxes. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. The deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases and all operating losses carried forward, if any. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which the applicable temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in the statements of income in the period in which the change is identified. The Company releases (reclassifies) the tax effects from AOCI to the consolidated statements of income at the time of settlement of cash flows hedges and amortization of deferred actuarial gain/(loss) on retirement benefits. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company establishes provisions for uncertain tax provisions and related interest and penalties when the Company believes those tax positions are not more likely than not of being sustained, if challenged.
The Company intends to indefinitely reinvest earnings from its foreign subsidiaries and has not recorded deferred tax liabilities for the indefinitely reinvested earnings.
The Company accounts for the tax effects of Global Intangible Low-Taxed Income of certain foreign subsidiaries as a period cost.
(p)Concentration of Credit Risk in Financial Instruments
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, time deposits, mutual fund investments, accounts receivable and derivative financial instruments. By their nature, all such financial instruments involve risks including the credit risks of non-performance by counterparties. Pursuant to the Company’s investment policy, surplus funds are maintained as cash equivalents and short-term investments, and are invested in highly-rated mutual funds, money market funds and time deposits, placed with highly rated financial institutions to reduce its exposure to market risk with regard to these funds. The Company’s exposure to credit risk on account receivable is influenced mainly by the individual characteristic of each customer and the concentration of risk from the top few customers. To mitigate this risk the Company evaluates the creditworthiness of its clients in conjunction with its revenue recognition

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
processes as well as through its ongoing collectability assessment processes for accounts receivable. The Company does not enter into or trade financial instruments, including derivative financial instruments, for speculative purposes.
(q)Fair value measurements
ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability as against assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk. The fair value hierarchy consists of the following three levels:
•Level I — Quoted prices for identical instruments in active markets.
•Level II — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III — Instruments whose significant value drivers are unobservable.
(r)Leases
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
ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangement. Lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets are recognized at commencement date in an amount equal to lease liability, adjusted for any lease prepayments, initial direct costs, and lease incentives. For leases in which the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date for determining the present value of lease payments. The Company determines the incremental borrowing rate by adjusting the benchmark reference rates with appropriate financing spreads applicable to the respective geographies where the leases are entered and lease specific adjustments for the effects of collateral. Lease terms includes the effects of options to extend or terminate the lease when it is reasonably certain at commencement of the lease that the Company will exercise that option. Lease expense for operating lease arrangements is recognized on a straight-line basis over the lease term. The Company evaluates lease agreements to determine lease and non-lease components, which are accounted for separately.

Lease payments that depend on factors other than an index or rate are considered variable lease payments and are excluded from the operating lease assets and liabilities and are recognized as expense in the period in which the obligation is incurred. Lease payments include payments for common area maintenance, utilities such as electricity, heating and water, among others, and property taxes, and other similar payments paid to the landlord, which are treated as non-lease component.
The Company accounts for lease-related concessions in accordance with guidance in Topic 842, Leases, to determine, on a lease-by-lease basis, whether the concession provided by lessor should be accounted for as a lease modification.
The Company accounts for a modification as a separate contract when it grants an additional right of use not included in the original lease and the increase is commensurate with the standalone price for the additional right of use, adjusted for the

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
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
(s)Government Grants
Government grants are recognized at their fair value when there is a reasonable assurance that the conditions attached to them have been satisfied and the grants have been received. Government grants relating to income are recognized as a reduction of expenses in the consolidated statements of income. Government grants relating to a property and equipment are recognized as a reduction from the cost of acquisition of such property and equipment. The grant is subsequently measured in the consolidated statements of income over the life of the property and equipment in the form of reduced depreciation expense.
(t)Earnings per share
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
(u)Commitments and contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recognized when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. A disclosure for a contingent liability is made when there is a possible obligation that may require an outflow of resources. When there is a possible obligation or a present obligation in respect of which the likelihood of outflow of resources is remote, no provision or disclosure is made. Legal costs incurred in connection with such liabilities are expensed as incurred. Capital commitments are disclosed in the financial statements.
(v)Recent Accounting Pronouncements
In October 2021, FASB (“Financial Accounting Standard Board”) issued ASU No. 2021-08, Business Combinations (“ASC Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides guidance in ASC Topic 805 to require the acquirer entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The ASU is effective for fiscal years beginning after December 15, 2022. An entity may early adopt the ASU including adoption in an interim period, with retrospective application to all business combinations within the fiscal year that includes such interim period. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.
(w) Recently Adopted Accounting Pronouncements

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and London Inter-Bank Offered Rate (“LIBOR”). The ASU provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. In December 2022, FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to defer the sunset date of Topic 848 until December 31, 2024. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements.

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
The December 2021 and June 2022 acquisitions of Clairvoyant AI, Inc. (“Clairvoyant”) and Inbound Media Group, LLC (“Inbound”), respectively, are both included in the Analytics reportable segment. Refer to Note 10 - Business Combinations, Goodwill and Other Intangible Assets to the consolidated financial statements for further details.
Revenues and cost of revenues for the years ended December 31, 2022, 2021 and 2020, respectively, for each of the reportable segments, are as follows:

	Year ended December 31, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$448,704	$97,351	$218,638	$647,351	$1,412,044
Cost of revenues(1)	287,734	70,951	128,017	409,893	896,595
Gross profit(1)	$160,970	$26,400	$90,621	$237,458	$515,449
Operating expenses					323,287
Foreign exchange gain, net, interest expense and other loss, net					(2,063)
Income tax expense					47,565
Gain from equity-method investment					434
Net income					$142,968
(1) Exclusive of depreciation and amortization expense.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

	Year ended December 31, 2021
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$381,999	$112,386	$167,236	$460,672	$1,122,293
Cost of revenues(1)	239,529	69,760	91,737	289,908	690,934
Gross profit(1)	$142,470	$42,626	$75,499	$170,764	$431,359
Operating expenses					275,478
Loss on settlement of convertible notes, foreign exchange gain, net, interest expense and other income, net					(9,320)
Income tax expense					31,850
Gain from equity-method investment					47
Net income					$114,758
(1) Exclusive of depreciation and amortization expense.

	Year ended December 31, 2020
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$341,770	$101,315	$152,670	$362,679	$958,434
Cost of revenues(1)	231,884	73,143	89,459	229,450	623,936
Gross profit(1)	$109,886	$28,172	$63,211	$133,229	$334,498
Operating expenses					224,476
Foreign exchange gain, net, interest expense and other income, net					5,307
Income tax expense					25,626
Loss from equity-method investment					227
Net income					$89,476
(1) Exclusive of depreciation and amortization expense.

Revenues, net by service type, were as follows:

	Year ended December 31,
	2022	2021	2020
Digital operations and solutions(1)	$764,693	$661,621	$595,755
Analytics services	647,351	460,672	362,679
Revenues, net	$1,412,044	$1,122,293	$958,434

(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.
The Company attributes the revenues to regions based upon the location of its customers.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

	Year ended December 31,
	2022	2021	2020
Revenues, net
United States	$1,213,477	$964,059	$814,672
Non-United States
United Kingdom	134,630	105,734	88,659
Rest of World	63,937	52,500	55,103
Total Non-United States	198,567	158,234	143,762
Revenues, net	$1,412,044	$1,122,293	$958,434
Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	December 31, 2022	December 31, 2021
Long-lived assets
United States	$60,709	$50,095
India	50,118	79,604
Philippines	18,406	22,011
Rest of World	8,942	10,990
Long-lived assets	$138,175	$162,700

4. Revenues, net
Refer to Note 3 - Segment and Geographical Information to the consolidated financial statements for revenues disaggregated by reportable segments and geography.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	December 31, 2022	December 31, 2021
Accounts receivable, net	$259,222	$194,232
Contract assets	$2,768	$2,524
Contract liabilities:
Deferred revenue (consideration received in advance)	$17,079	$18,247
Consideration received for process transition activities	$5,423	$2,203
Accounts receivable includes $126,027 and $93,336 as of December 31, 2022 and 2021, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
Contract assets represent upfront payments such as deal signing discounts or deal signing bonuses made to customers. These costs are amortized over the expected period of the benefit and are recorded as an adjustment to transaction price and

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
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
Revenue recognized during the years ended December 31, 2022 and 2021, which was included in the contract liabilities balance at the beginning of the respective periods:

	Year ended December 31,
	2022	2021
Deferred revenue (consideration received in advance)	$17,964	$30,089
Consideration received for process transition activities	$1,635	$1,886
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs		Contract Fulfillment Costs
	Year ended December 31,		Year ended December 31,
	2022	2021	2022	2021
Opening Balance	$511	$1,027	$5,795	$5,631
Additions	1,014	277	15,509	3,742
Amortization	(430)	(793)	(7,433)	(3,578)
Closing Balance	$1,095	$511	$13,871	$5,795
There was no impairment for contract acquisition and contract fulfillment costs as of December 31, 2022 and 2021. The capitalized costs are amortized over the expected period of benefit of the contract.
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

	As of
	December 31, 2022	December 31, 2021
Accounts receivable, including unbilled receivables	$260,554	$194,805
Less: Allowance for expected credit losses	(1,332)	(573)
Accounts receivable, net	$259,222	$194,232
The movement in “Allowance for expected credit losses” on customer balances was as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

	Year ended December 31,
	2022	2021
Opening Balance	$573	$1,189
Additions / (reductions)	815	(496)
Reductions due to write-off of Accounts Receivables	(60)	(129)
Translation adjustment	4	9
Closing Balance	$1,332	$573
Concentration of credit risk
To reduce the credit risk, the Company conducts ongoing credit evaluations of its customers. No client accounted for more than 10% of accounts receivable, net as of December 31, 2022 and 2021.

5. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents (outstanding stock options, restricted stock, restricted stock units and common stock to be issued under the ESPP) issued and outstanding at the reporting date, and an assumed conversion premium of outstanding convertible notes, using the treasury stock method (as discussed further in the subsequent paragraph). Common stock equivalents that are anti-dilutive are excluded from the computation of weighted average shares outstanding.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Year ended December 31,
	2022	2021	2020
Numerators:
Net income	$142,968	$114,758	$89,476
Denominators:
Basic weighted average common shares outstanding	33,330,317	33,549,275	34,273,388
Dilutive effect of share-based awards	503,541	408,693	254,717
Dilutive effect of conversion premium on the Notes	—	286,510	27,059
Diluted weighted average common shares outstanding	33,833,858	34,244,478	34,555,164
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$4.29	$3.42	$2.61
Diluted	$4.23	$3.35	$2.59
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	566	10,705	289,061

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

6. Other Income/(Loss), net

Other income/(loss), net consists of the following:

	Year ended December 31,
	2022	2021	2020
Gain on sale and mark-to-market on investments	$4,907	$4,891	$9,615
Interest and dividend income	5,229	2,726	2,501
Fair value changes of contingent consideration*	(8,250)	—	—
Others, net	(1,896)	(844)	(51)
Other income/(loss), net	$(10)	$6,773	$12,065

* Refer to Note 10 - Business Combinations, Goodwill and Other Intangible Assets to the consolidated financial statements for further details.

7. Cash, Cash Equivalents and Restricted Cash
For the purposes of statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$118,669	$135,337	$218,530
Restricted cash (current)	4,897	6,174	4,690
Restricted cash (non-current)	2,055	2,299	2,299
Cash, cash equivalents and restricted cash	$125,621	$143,810	$225,519
Restricted cash (current) primarily represents funds held on behalf of clients in dedicated bank accounts. The corresponding liability against the same is included under “Accrued Expenses and other current liabilities.” Restricted cash (non-current) represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments. These deposits with banks have maturity dates after December 31, 2022.

8. Investments
Investments consist of the following:

	As of
	December 31, 2022	December 31, 2021
Short-term investments
Mutual funds	$110,964	$127,551
Term deposits	68,063	51,879
Total Short-term investments	$179,027	$179,430

Long-term investments
Term deposits	$31,341	$186
Investment in equity affiliate	3,438	3,004
Total Long-term investments	$34,779	$3,190

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
Refer to Note 16 - Fair Value Measurements to the consolidated financial statements for further details.
9. Property and Equipment, net
Property and equipment, net consists of the following:

		As of
	Estimated useful lives (Years)	December 31, 2022	December 31, 2021
Owned Assets:
Network equipment and computers	3-5	$130,218	$116,023
Software	2-5	88,487	101,884
Leasehold improvements	3-8	42,890	46,401
Office furniture and equipment	3-8	20,211	22,302
Motor vehicles	2-5	605	693
Buildings	30	961	1,070
Land	—	629	700
Capital work in progress	—	14,459	10,288
		298,460	299,361
Less: Accumulated depreciation and amortization		(216,132)	(213,699)
		$82,328	$85,662
Right-of-use assets under finance leases*:
Network equipment and computers		82	91
Leasehold improvements		1,013	1,229
Office furniture and equipment		662	787
Motor vehicles		742	578
		2,499	2,685
Less: Accumulated depreciation and amortization		(1,999)	(2,339)
		$500	$346
Property and equipment, net		$82,828	$86,008
*Depreciation on assets held under finance leases are computed using the straight-line method over the shorter of the assets estimated useful lives or the lease term.
Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.
During the years ended December 31, 2022 and 2021 there were no changes in estimated useful lives of property and equipment during the ordinary course of operations.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2022	2021	2020
Depreciation and amortization expense	$39,173	$36,354	$36,050
The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization expense, was as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

	Year ended December 31,
	2022	2021	2020
Effect of foreign exchange gain/(loss)	$(180)	$524	$51
Internally developed software costs, included under Software, was as follows:

	As of
	December 31, 2022	December 31, 2021
Cost	$31,544	$19,289
Less : Accumulated amortization	(16,134)	(10,226)
Internally developed software, net	$15,410	$9,063

The amortization expense on internally developed software recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2022	2021	2020
Amortization expense	$5,958	$4,253	$4,894

As of December 31, 2022 and 2021, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurance that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, the asset’s residual value, if any, and estimates relating to the possible effects resulting from COVID-19. It is reasonably possible that the judgments and estimates described above could change in future periods.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
10. Business Combinations, Goodwill and Other Intangible Assets

Clairvoyant AI, Inc.

On December 16, 2021, the Company, through its wholly owned subsidiary ExlService.com, LLC, completed the acquisition of Clairvoyant, a Delaware corporation, pursuant to an equity securities purchase agreement dated December 16, 2021 (the “Purchase Agreement”). The Company purchased 100% of the issued and outstanding equity securities in Clairvoyant.

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

The base purchase consideration payable at closing of the acquisition (the “Closing”) was $80,080, excluding cash and cash equivalents acquired, debt and estimated other post-closing adjustments. The Purchase Agreement also allows sellers the ability to earn up to $20,000 of contingent consideration, based on the achievement of certain performance goals by Clairvoyant during the 2022 and 2023 calendar years. The contingent consideration had an estimated fair value of $17,500 and $9,000, as of December 31, 2022 and 2021, respectively, and has been presented as contingent consideration under “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the consolidated balance sheets. Changes in the fair value of contingent consideration were recognized in the consolidated statements of income and presented as a part of “Other income/(loss), net.”

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

Deferred tax liabilities	(9,383)
Other non-current liabilities	(1,226)
Total liabilities	(16,681)
Net assets acquired	32,871
Goodwill	57,454
Total purchase consideration*	$90,325

* Includes contingent consideration of $9,000 recognized at fair value as of the date of acquisition.

During the years ended December 31, 2022 and 2021, the Company recognized measurement period adjustments, which led to increase in goodwill in an amount of $2,229 and $nil, respectively. These adjustments primarily relate to an increase in income tax liabilities of $988 included under “other non-current liabilities” and post-closing purchase adjustments.

The fair values of customer relationships were determined by using an “income approach,” specifically the Multi-Period Excess Earnings Method (“MPEEM”). The MPEEM is a specific application of the discounted cash flow method. The principle behind the MPEEM is that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting Contributory Asset Charges (“CAC”). The principle behind a CAC is that an intangible asset ‘rents’ or ‘leases’ from a hypothetical third party all the assets it requires to produce the cash flows resulting from its development, that each project rents only those assets it needs (including elements of goodwill) and not the ones that it does not need, and that each project pays the owner of the assets a fair return on (and of, when appropriate) the value of the rented assets. The customer relationship assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 7 years.

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

Acquisition-related costs are being expensed as incurred and are included in general and administrative expenses in the consolidated statements of income. The Company recognized acquisition-related costs of $134 and $761 during the years ended December 31, 2022 and 2021, respectively.

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

Inbound Media Group, LLC

On June 10, 2022, the Company, through its wholly owned subsidiary ExlService.com, LLC, entered into an Asset Purchase Agreement to acquire certain assets of Inbound, a Wyoming limited liability company, which is a digital marketing business focused primarily on lead generation in the insurance space, for cash consideration of $1,469 and contingent consideration with an estimated fair value of $1,439 as of the date of acquisition based on the achievement of certain performance goals by Inbound during the 2022 to 2024 calendar years. The contingent consideration had an estimated fair value of $1,189 as of December 31, 2022, and has been presented as contingent consideration under “Other non-current liabilities,” in the consolidated balance sheets. Changes in the fair value of contingent consideration were recognized in the consolidated statements of income and presented as a part of “Other income/(loss), net.”

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
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
Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance as of January 1, 2021	$50,499	$21,953	$49,348	$227,288	$349,088
Acquisition	—	—	—	55,225	55,225
Currency translation adjustments	(71)	(11)	(328)	(1)	(411)
Balance as of December 31, 2021	$50,428	$21,942	$49,020	$282,512	$403,902
Acquisition	—	—	—	1,992	1,992
Measurement period adjustments	—	—	—	2,229	2,229
Currency translation adjustments	(499)	(67)	(1,919)	(1)	(2,486)
Balance as of December 31, 2022	$49,929	$21,875	$47,101	$286,732	$405,637
During the fourth quarter of 2022, the Company performed its annual goodwill quantitative impairment test for those reporting units that had goodwill recorded. Key assumptions used in determining the fair value of the Company’s reporting units were, a long-term revenue growth rate in the terminal year of 3.0%, which was based upon expected long-term inflation rate and real gross domestic product growth over a long-term, and discount rate of up to 10.0%, which vary based upon the risks and uncertainties inherent in each individual reporting unit. Based on the results, the fair value of each of the Company’s reporting units exceeded their carrying value and the Company’s goodwill was not impaired. During the fourth quarter of 2021, the Company performed its annual goodwill impairment test, as it has done this year, and also concluded goodwill was not impaired.
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
•Offering the full suite of the Company's services, which includes digital operations and solutions and data and analytics; and
•Supporting the Company's clients’ geographic expansion leveraging its global footprint.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
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
Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,146	$(39,848)	$59,298
Developed technology	24,878	(20,902)	3,976
Trade names and trademarks	1,700	(1,303)	397
Non-compete agreements	336	(88)	248
	126,060	(62,141)	63,919
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$126,960	$(62,141)	$64,819

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$103,016	$(33,018)	$69,998
Developed technology	25,040	(15,850)	9,190
Trade names and trademarks	1,700	(1,006)	694
Non-compete agreements	300	—	300
	130,056	(49,874)	80,182
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$130,956	$(49,874)	$81,082

The amortization expense recognized in the consolidated statements of income was as follows:

	Year ended December 31,
	2022	2021	2020
Amortization expense	$17,109	$12,778	$14,412

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	5.5
Developed technology	1.4
Trade names and trademarks (finite lived)	1.5
Non-compete agreements	2.8

Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2022 was as follows:
2023	$14,646
2024	12,135
2025	10,698
2026	10,363
2027	9,364
2028 and thereafter	6,713
Total	$63,919

11. Other Current Assets
Other current assets consist of the following:

	As of
	December 31, 2022	December 31, 2021
Prepaid expenses	$18,132	$14,655
Receivables from statutory authorities	15,724	18,023
Advance income tax, net	5,716	15,199
Advances to suppliers	1,944	1,464
Derivative instruments	1,526	8,682
Deferred contract fulfillment costs	1,178	1,483
Contract assets	904	1,319
Others	5,855	2,146
Other current assets	$50,979	$62,971

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
12. Other Assets
Other assets consist of the following:

	As of
	December 31, 2022	December 31, 2021
Deferred contract fulfillment costs	$12,693	$4,312
Lease deposits	6,621	9,649
Deposits with statutory authorities	6,276	6,417
Contract assets	1,864	1,205
Derivative instruments	820	6,307
Receivable from Statutory authorities	—	222
Others	3,795	2,071
Other assets	$32,069	$30,183
13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	December 31, 2022	December 31, 2021
Accrued expenses	$47,854	$44,405
Payable to statutory authorities	20,430	13,902
Derivative instruments	10,059	1,852
Client liabilities	5,110	6,097
Contingent consideration	5,000	—
Accrued capital expenditures	4,032	8,630
Interest payable	451	252
Finance lease liabilities	164	141
Other current liabilities	2,252	1,071
Accrued expenses and other current liabilities	$95,352	$76,350
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	December 31, 2022	December 31, 2021
Contingent consideration	$13,689	$9,000
Retirement benefits	12,982	9,604
Derivative instruments	6,218	1,785
Deferred transition revenue	4,408	995
Unrecognized tax benefits	2,329	1,068
Income taxes payable	—	1,790
Finance lease liabilities	355	229
Others	1,311	120
Other non-current liabilities	$41,292	$24,591

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
15. Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges and net investment hedges, as applicable, in accordance with ASC Topic 815. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. Fair value changes related to net investment hedges are included in AOCI and are reclassified to consolidated statements of income when a foreign operation is disposed or partially disposed. The following table sets forth the changes in AOCI during the years ended December 31, 2022, 2021 and 2020:

	Accumulated Other Comprehensive Income/(Loss)
	Foreign currency translation loss	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2020	$(87,591)	$4,098	$(1,399)	$(84,892)
Gains / (losses) recognized during the year	(540)	12,665	(2,401)	9,724
Reclassification to net income	—	(801)	394	(407)
Income tax effects (2)	1,946	(2,163)	808	591
Accumulated other comprehensive income/(loss) as of December 31, 2020	$(86,185)	$13,799	$(2,598)	$(74,984)
Gains / (losses) recognized during the year	(11,134)	4,663	(558)	(7,029)
Losses on net investment hedges	(1,134)	—	—	(1,134)
Reclassification to net income (1)	—	(9,264)	709	(8,555)
Income tax effects (2)	3,016	(778)	(10)	2,228
Accumulated other comprehensive income/(loss) as of December 31, 2021	$(95,437)	$8,420	$(2,457)	$(89,474)
Gains / (losses) recognized during the year	(47,734)	(27,333)	2,574	(72,493)
Reclassification to net income (1)	—	1,295	592	1,887
Income tax effects (2)	10,032	6,315	(410)	15,937
Accumulated other comprehensive income/(loss) as of December 31, 2022	$(133,139)	$(11,303)	$299	$(144,143)

1.Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the consolidated financial statements for reclassification to net income.

2.These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation loss. Refer to Note 22 - Income Taxes to the consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds*	$1,137	$—	$—	$1,137
Mutual funds**	110,964	—	—	110,964
Derivative financial instruments	—	2,346	—	2,346
Total	$112,101	$2,346	$—	$114,447
Liabilities
Derivative financial instruments	$—	$16,277	$—	$16,277
Contingent consideration***	—	—	18,689	18,689
Total	$—	$16,277	$18,689	$34,966

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds*	$5,374	$—	$—	$5,374
Mutual funds**	127,551	—	—	127,551
Derivative financial instruments	—	14,989	—	14,989
Total	$132,925	$14,989	$—	$147,914
Liabilities
Derivative financial instruments	$—	$3,637	$—	$3,637
Contingent consideration***	—	—	9,000	9,000
Total	$—	$3,637	$9,000	$12,637

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

Derivative Financial Instruments:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
The Company’s derivative financial instruments consist of foreign currency forward contracts and interest rate swaps. Fair values for derivative financial instruments are based on independent sources including highly rated financial institutions and are classified as Level 2. Refer to Note 17 - Derivatives and Hedge Accounting to the consolidated financial statements for further details.

Fair Value of Contingent Consideration:

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for its acquisitions of Clairvoyant and Inbound. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals by Clairvoyant during the 2022 and 2023 calendar years and Inbound during the 2022 to 2024 calendar years. The Company estimated the fair value of the contingent consideration based on the Monte Carlo simulation model and scenario-based method. Refer to Note 10 - Business Combinations, Goodwill and Other Intangible Assets to the consolidated financial statements for further details.

The following table summarizes the changes in the fair value of contingent consideration:

	Year ended December 31,
	2022	2021
Opening balance	$9,000	$—
Acquisitions	1,439	9,000
Fair value changes	8,250	—
Closing balance	$18,689	$9,000

During the years ended December 31, 2022, 2021 and 2020, there were no transfers among Level 1, Level 2 and Level 3.
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
Nonrecurring Fair Value Measurements of Assets:

Nonrecurring fair value measurements include impairment tests of goodwill conducted by the Company during the years ended December 31, 2022 and 2021. The fair value determination of the Company's reporting units was based on a combination of the income approach, using a DCF model, which are Level 3 inputs, and also the market approach, as applicable, using market multiples for reporting units, which are Level 2 inputs. During the years ended December 31, 2022 and 2021, the Company did not recognize any impairment charges on goodwill as the fair values of the reporting units exceeded their carrying value. Refer to Note 10 - Business Combinations, Goodwill and Other Intangible Assets to the consolidated financial statements for further details.

17. Derivatives and Hedge Accounting
The Company uses derivative instruments to mitigate cash flow volatility from risk of fluctuations in foreign currency exchange rates and interest rates. The Company enters into foreign currency forward contracts to hedge cash flow risks from forecasted transactions denominated in certain foreign currencies, and interest rate swaps to hedge cash flow risks from its revolving credit facility having variable interest rate obligations. These contracts qualify as cash flow hedges under ASC Topic 815 and are with counterparties that are highly rated financial institutions. For derivatives in cash flow hedging relationships as

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
of December 31, 2022 and 2021, the Company had outstanding foreign currency forward contracts totaling $841,620 and $514,580, respectively and interest rate swaps totaling $75,000 and $nil, respectively.
The Company estimates that approximately $8,773 of derivative losses, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of December 31, 2022, could be reclassified into earnings within the next twelve months. As of December 31, 2022, the maximum outstanding term of the cash flow hedges was approximately 45 months.
The Company also enters into foreign currency forward contracts to hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815. Changes in the fair value of these financial instruments are recognized in the consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the Philippine peso and the U.K. pound sterling (GBP). The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro (EUR), South African ZAR, the Australian dollar (AUD) and other local currencies in which it operates.

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	December 31, 2022	December 31, 2021
U. S. dollar (USD)	163,990	134,612
U.K. pound sterling (GBP)	8,351	6,763
Euro (EUR)	1,956	1,343
Australian dollar (AUD)	1,951	—
Colombian peso (COP)	—	2,541,902
The following table sets forth the fair value of the foreign currency forward contracts and interest rate swaps and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Assets:
Other current assets	$1,271	$8,669	$255	$13
Other assets	$820	$6,307	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$10,044	$1,324	$15	$528
Other non-current liabilities	$6,218	$1,785	$—	$—

The following tables set forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the consolidated statements of income:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

	Year ended December 31,
Derivative financial instruments:	2022	2021	2020
Unrealized gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$(27,333)	$4,663	$12,665

Gain/(loss) recognized in consolidated statements of income
Derivatives not designated as hedging instruments	$(9,571)	$196	$3,686
Location and amount of gain/(loss) recognized in consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

	Year ended December 31,
	2022		2021		2020
	As per consolidated statements of income	Gain/(loss) on derivative financial instruments	As per consolidated statements of income	Gain on derivative financial instruments	As per consolidated statements of income	Gain/(loss) on derivative financial instruments
Cash flow hedging relationships
Location in consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$896,595	$(1,304)	$690,934	$7,785	$623,936	$1,008
General and administrative expenses	$169,016	141	$142,040	948	$113,891	(161)
Selling and marketing expenses	$97,989	10	$84,306	53	$60,123	(5)
Depreciation and amortization expense	$56,282	(32)	$49,132	478	$50,462	(41)
Interest expense	$8,252	(110)	$7,561	—	$11,190	—
Total before tax		(1,295)		9,264		801
Income tax effects on above		(455)		(1,530)		500
Net of tax		$(1,750)		$7,734		$1,301

Derivatives not designated as hedging instruments
Location in consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain, net	$6,199	$(9,571)	$4,313	$196	$4,432	$3,686
	$6,199	$(9,571)	$4,313	$196	$4,432	$3,686

Effect of net investment hedges on AOCI:

	Year ended December 31,
	Amount of loss recognized in AOCI
Net investment hedging relationships	2022	2021	2020
Foreign currency forward contracts	$—	$1,134	$—

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
18. Borrowings
The following tables summarizes the Company’s debt position:

	As of December 31,
	2022	2021
	Revolving credit facility
Current portion of long-term borrowings	$30,000	$260,016

Long-term borrowings	220,000	—
Total borrowings	$250,000	$260,016
Unamortized debt issuance costs for the Company’s revolving credit facility of $1,177 and $232 as of December 31, 2022 and 2021, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.
Credit Agreement
The Company held a $300,000 revolving credit facility pursuant to its credit agreement (the “Credit Agreement”), dated as of November 21, 2017 with certain lenders and Citibank N.A. as Administrative Agent. The revolving credit facility originally had a maturity date of November 21, 2022 and was voluntarily pre-payable from time to time without premium or penalty.

On April 18, 2022, the Company and each of the Company’s wholly owned material domestic subsidiaries entered into an Amendment and Restatement Agreement with Citibank, N.A. as Administrative Agent and certain lenders (the “2022 Credit Agreement”), pursuant to which the parties thereto amended and restated the Credit Agreement. Among other things, the 2022 Credit Agreement (a) provides for the issuance of new revolving credit commitments such that the aggregate amount of revolving credit commitments available to the Company is equal to $400,000; (b) extends the maturity date of the revolving credit facility from November 21, 2022 to April 18, 2027; and (c) replaces LIBOR with Secured Overnight Financing Rate (“SOFR”) as the reference rate for the U.S. dollar borrowings.

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

Obligations under the 2022 Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the Company’s and our material domestic subsidiaries’ assets. The 2022 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of certain assets or subsidiaries. In addition, the 2022 Credit Agreement contains a covenant to not permit the interest coverage ratio or the total net leverage ratio, both as defined for the four consecutive quarter period ending on the last day of each fiscal quarter, to be less than 3.0 to 1.0 or more than 3.5 to 1.0, respectively.

The 2022 Credit Agreement bears interest at a rate equal to specified prime rate (alternate base rate) or adjusted SOFR, plus, in each case, an applicable margin. The applicable margin is tied to the Company’s total net leverage ratio and ranges from 0% to 0.75% per annum on loans pegged to the specified prime rate, and 0.88% to 1.75% per annum on loans pegged to the adjusted SOFR. The revolving credit commitments under the 2022 Credit Agreement are subject to a commitment fee which is also tied to the Company’s total net leverage ratio, and ranges from 0.13% to 0.28% per annum on the average daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations.
The revolving credit facility carried an effective interest rate as shown below:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

	Year ended December 31,
	2022	2021	2020
Effective Interest Rate	2.9%	1.7%	2.3%
As of December 31, 2022 and 2021, the Company was in compliance with all financial and non-financial covenants listed under the applicable revolving credit facility.
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

The Notes carried an effective interest rate as shown below:

	Year ended December 31,
	2021	2020
Effective Interest Rate	3.6%	3.6%

On August 27, 2021, the Company entered into a Payoff and Termination Agreement with the Purchaser, pursuant to which the Company prepaid and settled its outstanding obligations under the Notes, by electing a combination of cash and shares of the Company’s common stock. During the year ended December 31, 2021, the Company recognized a loss on settlement of the Notes of $12,845, representing the difference between the fair value of the consideration allocated to the debt component and the carrying value of the debt component immediately before settlement, and is presented as “Loss on settlement of convertible notes,” in the Company’s consolidated statements of income. During the years ended December 31, 2021 and 2020, the Company recognized interest expense and amortization of debt discount of $5,237 and $7,866, respectively, on the Notes.

Expected payments for all of the Company’s borrowings as of December 31, 2022 were as follows:

	Revolving credit facility
	Principal Payments	Interest Payments*
2023	$30,000	$12,374
2024	—	11,926
2025	—	11,926
2026	—	11,926
2027	220,000	4,472
Total	$250,000	$52,624
* Interest payments are based on effective interest rate as of December 31, 2022.
Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of December 31, 2022 and 2021, the Company had outstanding letters of credit of $461, each, that were not recognized in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
The Company purchased shares of its common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Twelve months ended December 31, 2022	32,816	$4,121	$125.58
Twelve months ended December 31, 2021	31,309	$2,752	$87.90
Twelve months ended December 31, 2020	28,052	$2,131	$75.96
(1) The weighted average purchase price per share is based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the applicable vesting date of the shares of restricted stock.
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

The Company purchased shares of its common stock, for a total consideration including commissions, under repurchase programs, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Twelve months ended December 31, 2022	503,858	$68,521	$135.99
Twelve months ended December 31, 2021	1,087,325	$115,605	$106.32
Twelve months ended December 31, 2020	1,085,153	$77,818	$71.71
Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes.
Dividends
The Company has not paid or declared any cash dividends on its common stock during the years ended December 31, 2022, 2021 and 2020. The Company’s borrowings under the revolving credit facility could restrict its ability to declare or make any dividends or similar distributions.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
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

The India Plan is partially funded whereas the Philippines plan is unfunded. The Company makes annual contributions to the India Plan established with insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company earned a return of approximately 5.9% per annum on the India Plan for the year ended December 31, 2022.
The benefit obligation has been measured as of December 31, 2022 and 2021. The following table sets forth the activity and the funded status of the gratuity plans and the amounts recognized in the Company’s consolidated financial statements at the end of the relevant periods:

Change in projected benefit obligation	2022	2021
Projected benefit obligation as of January 1	$23,271	$20,466
Service cost	3,770	3,512
Interest cost	1,232	929
Benefits paid	(1,757)	(1,844)
Acquisition adjustments	—	209
Actuarial (gain)/loss*	(2,639)	539
Effect of exchange rate changes	(2,346)	(540)
Projected benefit obligation as of December 31	$21,531	$23,271
Change in Plan Assets
Plan assets as of January 1	$13,605	$11,512
Actual return	798	777
Employer contribution	3,273	3,361
Benefits paid	(1,737)	(1,835)
Effect of exchange rate changes	(1,490)	(210)
Plan assets as of December 31	$14,449	$13,605

Unfunded status as of December 31	$7,082	$9,666
Unfunded amount recognized in the consolidated balance sheets
Non-current liability (included under other non-current liabilities)	$6,971	$9,604
Current liability (included under accrued employee costs)	111	62
Total accrued liability	$7,082	$9,666
Accumulated benefit obligation as of December 31	$14,447	$14,794
Accumulated benefit obligation in excess of plan assets as of December 31	$(2)	$1,189

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
*During the year ended December 31, 2022, actuarial gain was driven by changes in actuarial assumptions, offset by experience adjustments on present value of benefit obligations. During the year ended December 31, 2021, actuarial loss was driven by experience adjustments on present value of benefit obligations offset by changes in actuarial assumptions.
Components of net periodic benefit costs recognized in consolidated statements of income and actuarial loss reclassified from AOCI, were as follows:

	Year ended December 31,
	2022	2021	2020
Service cost	$3,770	$3,512	$2,706
Interest cost	1,232	929	964
Expected return on plan assets	(872)	(796)	(636)
Amortization of actuarial loss, gross of tax	592	709	394
Net gratuity cost	$4,722	$4,354	$3,428

Amortization of actuarial loss, gross of tax	$592	$709	$394
Income tax effects on above	(179)	(204)	(127)
Amortization of actuarial loss, net of tax	$413	$505	$267

The components of actuarial loss on retirement benefits included in AOCI, excluding tax effects, were as follows:

	As of December 31,
	2022	2021	2020
Net actuarial loss	$(462)	$(3,624)	$(3,772)
Net prior service cost	(8)	(12)	(15)
Amount recognized in AOCI, excluding tax effects	$(470)	$(3,636)	$(3,787)

The weighted average actuarial assumptions used to determine benefit obligations and net gratuity cost were:

	December 31,
	2022	2021	2020
Discount rate	7.3%	5.6%	4.6%
Rate of increase in compensation levels	7.8%	7.6%	7.1%
Expected long-term rate of return on plan assets per annum	7.3%	6.8%	7.0%

The Company evaluates these assumptions annually based on its long-term plans of growth and industry standards. The discount rates are either based on current market yields on government securities or yields on government securities adjusted for a suitable risk premium, if available.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

Expected benefit payments during the year ending December 31,
2023	$3,475
2024	$3,183
2025	$2,897
2026	$2,661
2027	$2,661
2028 to 2032	$8,388

The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined social security contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.
The Company’s accrual for contributions to the 401(k) Plans were as follows:

	Year ended December 31,
	2022	2021	2020
Contribution to the 401(k) Plans	$5,205	$3,693	$3,577
The Company’s contribution for various defined social security contribution plans on behalf of employees in foreign subsidiaries of the Company were as follows:

	Year ended December 31,
	2022	2021	2020
Contributions to the defined social security contribution plans	$18,215	$16,340	$11,332
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
The Company had performed an evaluation of its contracts with suppliers in accordance with ASC Topic 842, and had determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease. As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
Supplemental balance sheet information

	As of
	December 31, 2022	December 31, 2021
Operating Lease
Operating lease right-of-use assets	$55,347	$76,692

Operating lease liabilities - Current	$14,978	$18,487
Operating lease liabilities - Non-current	48,155	68,506
Total operating lease liabilities	$63,133	$86,993

Finance Lease
Property and equipment, gross	$2,499	$2,685
Accumulated depreciation	(1,999)	(2,339)
Property and equipment, net	$500	$346

Finance lease liabilities - Current	$164	$141
Finance lease liabilities - Non-current	355	229
Total finance lease liabilities	$519	$370
Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.
The components of lease cost, which are included in the Company’s consolidated statements of income, are as follows:

	Year ended December 31,
Lease cost	2022	2021
Finance lease:
Amortization of right-of-use assets	$151	$188
Interest on lease liabilities	59	63
	210	251
Operating lease(a)	21,783	26,326
Variable lease costs	5,033	7,621
Total lease cost	$27,026	$34,198
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
Supplemental cash flow and other information related to leases are as follows:

	Year ended December 31
	2022	2021
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$23,227	$25,674
Operating cash outflows for finance leases	$59	$63
Financing cash outflows for finance leases	$142	$201
Right-of-use assets obtained in exchange for new operating lease liabilities	$734	$4,547
Right-of-use assets obtained in exchange for new finance lease liabilities	$312	$71
Weighted-average remaining lease term (in years)
Finance lease	2.8 years	2.1 years
Operating lease	5.9 years	5.8 years
Weighted-average discount rate
Finance lease	14.3%	14.5%
Operating lease	6.8%	7.2%
The Company modified certain of its operating leases, resulting in a decrease of its lease liabilities by $2,723, $2,917 and $3,143, during the years ended December 31, 2022, 2021 and 2020, respectively, with a corresponding adjustment to ROU assets.
As of December 31, 2022 and 2021, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $nil impairment on ROU assets.
Maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases
2023	$18,711	$228
2024	14,846	162
2025	10,037	114
2026	8,941	88
2027	6,474	79
2028 and thereafter	19,624	—
Total lease payments	78,633	671
Less: Imputed interest	15,500	152
Present value of lease liabilities	$63,133	$519

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
Maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
2022	$24,020	$185
2023	22,666	147
2024	17,745	72
2025	10,741	34
2026	8,395	17
2027 and thereafter	25,198	—
Total lease payments	108,765	455
Less: Imputed interest	21,772	85
Present value of lease liabilities	$86,993	$370
22. Income Taxes
The components of income/(loss) before income taxes consist of the following:

	Year ended December 31,
	2022	2021	2020
Domestic	$80,949	$43,759	$30,893
Foreign	109,150	102,802	84,436
	$190,099	$146,561	$115,329
Income tax expense/(benefit) consists of the following:

	Year ended December 31,
	2022	2021	2020
Current provision:
Domestic	$43,416	$18,532	$7,946
Foreign	23,701	33,644	14,983
	$67,117	$52,176	$22,929
Deferred provision/(benefit):
Domestic	$(17,624)	$(15,954)	$1,343
Foreign	(1,928)	(4,372)	1,354
	$(19,552)	$(20,326)	$2,697
Income tax expense	$47,565	$31,850	$25,626

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
Income taxes (deferred) recognized in AOCI were as follows:

	Year ended December 31,
	2022	2021	2020

Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$5,860	$(2,308)	$(1,663)
Reclassification adjustment for cash flow hedges	455	1,530	(500)
Retirement benefits (incl. effects of tax rate changes)	(231)	194	935
Reclassification adjustment for retirement benefits	(179)	(204)	(127)
Foreign currency translation loss	10,032	3,016	1,946
Total income tax benefit recognized in AOCI	$15,937	$2,228	$591
The effective income tax rate differs from the amount computed by applying the U.S. federal statutory income tax rate to income before income taxes approximately as follows:

	Year ended December 31,
	2022	2021	2020
Expected tax expense	$39,921	$30,777	$24,219
Foreign tax rate differential	(1,136)	1,127	(2,748)
Deferred tax provision	3,801	350	2,888
Unrecognized tax benefits	273	161	6
State taxes, net of Federal taxes	7,730	4,968	3,242
Non-deductible expenses	6,285	3,165	1,467
Excess tax benefit on stock-based compensation	(5,881)	(3,651)	(2,378)
Research and development credits	(2,230)	(1,727)	(918)
Prior period items	(688)	(931)	(182)
Benefit on settlement of convertible notes	—	(2,411)	—
Others	(510)	22	30
Tax expense	$47,565	$31,850	$25,626

The effective tax rate increased from 21.7% during the year ended December 31, 2021 to 25.0% during the year ended December 31, 2022. The Company recorded income tax expense of $47,565 and $31,850 for the years ended December 31, 2022 and 2021, respectively. The increase in income tax expense was primarily as a result of higher profit during the year ended December 31, 2022, compared to the year ended December 31, 2021, an increase in state taxes and an increase in non-deductible expense, partially offset by higher excess tax benefits related to stock-based compensation.
Effective for taxable years beginning after December 31, 2021, Internal Revenue Code Section 174, Amortization of Research and Experimental Expenditures, provides that research and experimentation expenses can no longer be currently deducted, instead such expenses are required to be capitalized. Such capitalized expenses are to be amortized over a period of five and fifteen years for the U.S. and foreign research, respectively. However, this change has no net impact on the current year income statement due to offsetting a current tax expense of $24,743 with a corresponding deferred tax benefit.

The Company is under Internal Revenue Service audit for the years 2017 and 2018. The audit process is substantially complete and is expected to conclude with no adjustments.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
The components of the deferred tax balances were as follows:

	As of
	December 31, 2022	December 31, 2021
Deferred tax assets:
Tax credit carry forward	$5,716	$16,236
Depreciation and amortization expense	14,734	10,722
Capitalized research and development expenses	24,743	—
Stock-based compensation	11,425	10,760
Accrued employee costs and other expenses	15,504	13,264
Net operating loss carryforwards	412	2,057
Net unrealized foreign exchange loss	23,572	408
Deferred rent	3,120	4,454
Others	272	642
	99,498	58,543
Valuation allowance	(309)	(188)
Deferred tax assets	$99,189	$58,355

Deferred tax liabilities:
Intangible assets	$27,807	$28,119
Net unrealized gain on investments	6,006	5,840
Others	10,132	3,957
Deferred tax liabilities	$43,945	$37,916
Net deferred tax assets	$55,244	$20,439

Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying values of assets and liabilities and their respective tax bases and operating loss carry forwards. The Company performed an analysis of the realizability deferred tax assets as of December 31, 2022 and 2021, and recorded a valuation allowance of $309 and $188, respectively.
The Company’s income tax expense also includes provisions established for uncertain income tax positions determined in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Company monitors and adjusts these reserves in light of changing facts and circumstances. To the extent that the final tax outcome of these matters differs from the amounts recorded, such differences will impact the income tax expense in the period in which such determination is made.
The following table summarizes the activity related to the unrecognized tax benefits:

	Year ended December 31,
	2022	2021	2020
Balance as of January 1	$1,068	$907	$1,047
Increases/(decreases) related to prior year tax positions	158	(12)	(324)
Increases related to current year tax positions	223	173	184
Balance as of December 31	$1,449	$1,068	$907
The unrecognized tax benefits as of December 31, 2022 of $1,449, if recognized, would impact the effective tax rate.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
As of December 31, 2022 and 2021, the Company has not accrued interest and penalties relating to unrecognized tax benefits.
23. Stock Based Compensation
On June 15, 2018, at the Company’s 2018 Annual Meeting of Stockholders, the Company's stockholders approved the 2018 Omnibus Incentive Plan, which among other things, reserves 3,175,000 shares of the Company’s common stock for grants of awards under the 2018 Omnibus Incentive Plan. As of December 31, 2022, the Company had 1,324,755 shares available for grant under the 2018 Omnibus Incentive Plan (includes 164,195 shares against vested performance-based restricted stock units for which the underlying common stock was issued subsequent to December 31, 2022).

Under the 2018 Omnibus Incentive Plan, the Compensation and Talent Management Committee (the “Committee”) may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, performance based compensation awards (including cash bonus awards and market condition based awards) or any combination of the foregoing.
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
Stock-based compensation expense by nature of function, as below, are included in the consolidated statements of income:

	Year ended December 31,
	2022	2021	2020
Cost of revenues	$11,535	$7,871	$6,300
General and administrative expenses	20,016	16,396	11,009
Selling and marketing expenses	17,815	14,354	10,926
Total	$49,366	$38,621	$28,235

Income tax benefit related to share-based compensation, including excess tax benefits	$9,785	$9,424	$8,330

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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
Stock option activity under the Company’s stock-based compensation plans is shown below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2021	3,093	$27.62	$362	2.0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2022	3,093	$27.62	$439	1.0
Vested and exercisable as of December 31, 2022	3,093	$27.62	$439	1.0
The unrecognized compensation cost for unvested options as of December 31, 2022 was $nil. The Company did not grant any options during the years ended December 31, 2022, 2021 and 2020. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $nil, $2,475 and $3,488, respectively.
The following table summarizes the status of the Company’s stock options outstanding, vested and exercisable as of December 31, 2022:

	Options Outstanding, Vested and Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price
$25.01 to $28.00	3,093	$27.62

	Year ended December 31,
	2022	2021	2020
Cash received from options exercised during the year	$—	$710	$1,501

Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock. For purposes of the match, “newly acquired shares” includes the employee’s first quarter 2022 open market purchase of the common stock, and crediting of equity awards vesting under any existing stock award plan of the Company as having been purchased by such employees, in an amount between $100 to $500 per such employee.
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
Restricted stock unit activity under the SMP is shown below:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

	Restricted Stock Units (SMP)
	Number	Weighted-Average Fair Value
Outstanding as of December 31, 2021	—	$—
Granted	52,636	124.76
Vested	—	—
Forfeited	(5,013)	124.76
Outstanding as of December 31, 2022	47,623	$124.76
The fair value of common stock to be issued under the SMP was determined by estimating the discount for illiquidity using the Cost of Carry model, the Chaffe model and the Finnerty model with the following assumptions:

Year ended December 31, 2022
Dividend yield	—
Expected life (years)	2.0
Risk free interest rate for expected life	2.3%
Volatility for expected life	32.3%
Discount for illiquidity	12.9%
As of December 31, 2022, unrecognized compensation cost of $4,451 is expected to be expensed over a weighted average period of 2.3 years.
Restricted Stock Units
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
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted- Average Fair Value
Outstanding as of December 31, 2021**	982,187	$81.61
Granted	358,764	121.38
Vested*	(327,450)	73.30
Forfeited	(90,375)	94.96
Outstanding as of December 31, 2022**	923,126	$98.71
* Includes 12,009 and 18,904 restricted stock units vested during the years ended December 31, 2022 and 2021, respectively, for which the underlying common stock is yet to be issued.

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
** As of December 31, 2022 and 2021, restricted stock units vested for which the underlying common stock is yet to be issued are 174,490 and 162,481, respectively.
The fair value of restricted stock units is generally the market price of the Company’s shares on the date of grant. As of December 31, 2022, unrecognized compensation cost of $59,182 is expected to be expensed over a weighted average period of 2.3 years.
The weighted-average fair value of restricted stock units granted was as follows:

	Year ended December 31,
	2022	2021	2020
Weighted-average fair value	$121.38	$91.23	$76.99
The total grant date fair value of restricted stock units vested was as follows:

	Year ended December 31,
	2022	2021	2020
Total grant date fair value	$24,002	$23,845	$20,072
Performance Based Stock Awards
Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the year ended December 31, 2022, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions contingent on the Company's meeting the total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period (“MU”).
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
The grant date fair value for each MU is determined using a Monte Carlo simulation model and the related stock compensation expense is expensed on a straight-line basis over the vesting period. The stock compensation expense related to the MUs is recognized once the requisite performance period is fulfilled regardless of the extent of the market condition achieved.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)
The fair value of each MU granted to employees is estimated on the date of grant using the following weighted average assumptions:

	Year ended December 31,
	2022	2021	2020
Dividend yield	—	—	—
Expected life (years)	2.9	2.9	2.9
Risk free interest rate for expected life	1.7%	0.5%	3.9%
Volatility for expected life	38.3%	65.2%	34.3%
PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2021	58,864	$78.29	172,042	$113.74
Granted	53,122	119.98	79,631	155.67
Adjustment upon final determination of level of performance goal achievement*	—	—	54,727	102.10
Vested	(54,741)	78.28	(109,454)	102.10
Forfeited	(7,654)	97.55	(18,234)	126.21
Outstanding as of December 31, 2022	49,591	$119.99	178,712	$134.72
* Represents adjustment of shares vested in respect of MUs granted in February 2020 upon achievement of the performance targets for such awards for which the underlying common stock was issued subsequent to December 31, 2022.
As of December 31, 2022, unrecognized compensation cost of $20,066 is expected to be expensed over a weighted average period of 1.8 years.
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

As of December 31, 2022, 800,000 shares remain available for future issuance under the 2022 ESPP, of which 7,636 shares of common stock were eligible for purchase by employees for total proceeds of $1,060 for which the underlying common stock was issued subsequent to December 31, 2022.

The ESPP is compensatory and results in compensation expense. The fair value of common stock to be issued under the ESPP was determined using the Black-Scholes option pricing model with the following assumptions:

EXLSERVICE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2022
(In thousands, except per share amount and share count)

Year ended December 31, 2022
Dividend yield	—
Expected life (years)	0.3
Risk free interest rate for expected life	3.3%
Volatility for expected life	43.6%
Discount for illiquidity	9.9%

The weighted-average fair value of employee stock purchase rights granted pursuant to the ESPP during the year ended December 31, 2022 was $20.53.

24. Related Party Disclosures
In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc., which beneficially owns more than 10% of the Company’s common stock as of December 31, 2022. During the year ended December 31, 2022, the Company recognized revenues, net of $2,258 related to this service contract. The Company had outstanding accounts receivable of $856 related to this service contract as of December 31, 2022.

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
The following transactions with the Purchaser were recognized by the Company in connection with the Notes:

	Year ended December 31
	2021	2020
Repayment of the Notes in cash	$200,000	$—
Repayment of the Notes in shares	$36,742	$—
Interest expense on the Notes	$3,442	$5,250

25. Commitments and Contingencies
Capital Commitments
As of December 31, 2022 and 2021, the Company had committed to spend approximately $9,700 and $8,100, respectively, under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in consolidated balance sheets as “Capital work in progress” under “Property and equipment, net.”
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

The Company’s operations centers in the Philippines are registered as qualified Philippines Economic Zone Authority units, which provides the Company fiscal incentives on the import of capital goods and local purchase of services and materials.

The Company is required to meet certain requirements to retain the incentives. The Company has, and will continue to, comply with the requirements to avail itself of the incentives.
Contingencies
The transfer pricing regulations in the countries the Company operates in require that controlled intercompany transactions be at arm’s-length. Accordingly, the Company determines and documents pricing for controlled intercompany transactions based on an economic analysis as prescribed in the respective regulations. The tax authorities have jurisdiction to review the Company’s transfer pricing. If the Company’s transfer pricing is challenged by the authorities, they could assess additional tax, interest and penalties, thereby impacting the Company’s profitability and cash flows.
The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of December 31, 2022 and 2021 is $37,088 and $34,276, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,532 and $7,954, as of December 31, 2022 and 2021, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.
India’s Value Added Tax (“VAT”) regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT tax demands for tax years 2015 and 2017, in the amounts of $5,526 and $6,387, as of December 31, 2022 and 2021, respectively. The GST authorities rejected the Company’s refunds claims in the amounts of $3,866 and $3,322 as of December 31, 2022 and 2021, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of December 31, 2022 and 2021, respectively.

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
In August 2019 and September 2020, the Indian Parliament passed various consolidating labor codes, including the Code on Social Security, 2020 (the “Indian Social Security Code”) which aims to rationalize labor laws. The Indian Social Security Code has implications on defined social security contribution plans, provision of certain benefits or facilities to employees at employer’s costs and post-retirement benefits. Most specifically, it broadens the definition of an employee and wages and liberalizes the definition of “continuous period” for the purpose of determining employee benefits, among others. However, the rules for the Indian Social Security Code are yet to be published and the effective date from which these changes are applicable is yet to be notified. The Company will complete its evaluation once the subject rules are notified and will give appropriate impact in the financial statements in the period in which, the Indian Social Security Code becomes effective and the related rules to determine the financial impact are published.
From time to time, the Company, its subsidiaries, and/or their present officers or directors, may be or have been, named as a defendant in litigation matters, including employment-related claims. The plaintiffs in those cases seek damages, including, where applicable, compensatory damages, punitive damages and attorney’s fees. With respect to pending litigation matters as of the reporting date, the Company believes that the damages claimed are without merit, and the Company intends to vigorously defend them. The Company will continuously monitor developments on these matters to assess potential impacts to the financial statements.
The outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the likelihood of the Company incurring a material loss or quantification of any such loss. With respect to pending litigation matters as of the reporting date, based on information currently available, including the Company’s assessment of the facts underlying each matter and advice of counsel, the amount or range of reasonably possible losses, if any, cannot be reasonably estimated. Based on the Company’s assessment, including the availability of insurance recoveries, the Company’s management does not believe that currently pending litigation, individually or in aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. The Company will continuously monitor these matters to assess potential impacts to the financial statements.