Form 10-Q
period 2023-03-31
ExlService Holdings, Inc.
filed 2023-04-27
CIK 1297989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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

As of April 25, 2023, there were 33,246,709 shares of the registrant’s common stock outstanding, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXLSERVICE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except per share amount and share count)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$87,298	$118,669
Short-term investments	116,479	179,027
Restricted cash	5,598	4,897
Accounts receivable, net	290,512	259,222
Other current assets	66,340	50,979
Total current assets	566,227	612,794
Property and equipment, net	86,652	82,828
Operating lease right-of-use assets	52,782	55,347
Restricted cash	2,069	2,055
Deferred tax assets, net	62,252	55,791
Intangible assets, net	60,681	64,819
Goodwill	405,824	405,637
Long-term investments	35,559	34,779
Other assets	36,525	32,069
Total assets	$1,308,571	$1,346,119
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,384	$7,789
Current portion of long-term borrowings	40,000	30,000
Deferred revenue	21,525	18,782
Accrued employee costs	49,955	108,100
Accrued expenses and other current liabilities	133,400	95,352
Current portion of operating lease liabilities	14,095	14,978
Income taxes payable, net	18,545	2,945
Total current liabilities	280,904	277,946
Long-term borrowings, less current portion	160,000	220,000
Operating lease liabilities, less current portion	45,655	48,155
Deferred tax liabilities, net	493	547
Other non-current liabilities	26,297	41,292
Total liabilities	513,349	587,940
Commitments and contingencies (Refer to Note 25)
ExlService Holdings, Inc. Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,334,368 shares issued and 33,321,455 shares outstanding as of March 31, 2023 and 39,987,976 shares issued and 33,234,444 shares outstanding as of December 31, 2022	40	40
Additional paid-in capital	460,527	445,108
Retained earnings	950,436	899,105
Accumulated other comprehensive loss	(131,487)	(144,143)
Total including shares held in treasury	1,279,516	1,200,110

Less: 7,012,913 shares as of March 31, 2023 and 6,753,532 shares as of December 31, 2022, held in treasury, at cost	(484,294)	(441,931)
Total stockholders’ equity	795,222	758,179
Total liabilities and stockholders’ equity	$1,308,571	$1,346,119

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amount and share count)

	Three months ended March 31,
	2023	2022
Revenues, net	$400,643	$329,208
Cost of revenues (1)	251,469	207,516
Gross profit (1)	149,174	121,692
Operating expenses:
General and administrative expenses	46,746	39,945
Selling and marketing expenses	29,493	24,170
Depreciation and amortization expense	13,487	13,602
Total operating expenses	89,726	77,717
Income from operations	59,448	43,975
Foreign exchange gain, net	105	1,756
Interest expense	(3,385)	(876)
Other income, net	3,155	2,411
Income before income tax expense and earnings from equity affiliates	59,323	47,266
Income tax expense	8,058	11,202
Income before earnings from equity affiliates	51,265	36,064
Gain from equity-method investment	66	114
Net income attributable to ExlService Holdings, Inc. stockholders	$51,331	$36,178
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.54	$1.08
Diluted	$1.51	$1.07
Weighted average number of shares used in computing earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	33,439,564	33,442,038
Diluted	33,931,480	33,894,868

(1) Exclusive of depreciation and amortization expense.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2023	2022
Net income	$51,331	$36,178
Other comprehensive income/(loss):
Unrealized gain/(loss) on cash flow hedges	7,294	(517)
Foreign currency translation gain/(loss)	5,313	(7,445)
Reclassification adjustments:
(Gain)/loss on cash flow hedges(1)	3,065	(1,989)
Retirement benefits(2)	(25)	155
Income tax effects relating to above(3)	(2,991)	964
Total other comprehensive income/(loss)	$12,656	$(8,832)
Total comprehensive income	$63,987	$27,346

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
(3)These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation gain/(loss). Refer to Note 22 - Income Taxes to the unaudited consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2023 and 2022
(In thousands, except share count)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock		Total

	Shares	Amount				Shares	Amount
Balance as of January 1, 2023	39,987,976	$40	$445,108	$899,105	$(144,143)	(6,753,532)	$(441,931)	$758,179
Stock issued against stock-based compensation plans	346,392	—	1,012	—	—	—	—	1,012
Stock-based compensation	—	—	14,407	—	—	—	—	14,407
Acquisition of treasury stock	—	—	—	—	—	(259,381)	(42,363)	(42,363)
Other comprehensive income	—	—	—	—	12,656	—	—	12,656
Net income	—	—	—	51,331	—	—	—	51,331
Balance as of March 31, 2023	40,334,368	$40	$460,527	$950,436	$(131,487)	(7,012,913)	$(484,294)	$795,222

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total

	Shares	Amount				Shares	Amount
Balance as of January 1, 2022	39,508,340	$40	$395,742	$756,137	$(89,474)	(6,216,858)	$(369,289)	$693,156
Stock issued against stock-based compensation plans	285,814	—	—	—	—	—	—	—
Stock-based compensation	—	—	11,224	—	—	—	—	11,224
Acquisition of treasury stock	—	—	—	—	—	(248,552)	(31,385)	(31,385)
Other comprehensive loss	—	—	—	—	(8,832)	—	—	(8,832)
Net income	—	—	—	36,178	—	—	—	36,178
Balance as of March 31, 2022	39,794,154	$40	$406,966	$792,315	$(98,306)	(6,465,410)	$(400,674)	$700,341

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$51,331	$36,178
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Depreciation and amortization expense	13,408	13,669
Stock-based compensation expense	14,407	11,224
Amortization of operating lease right-of-use assets	4,883	6,043
Unrealized loss/(gain) on investments	8,186	(384)
Unrealized foreign currency exchange loss/(gain), net	2,814	(3,165)
Deferred income tax benefit	(9,444)	(193)
Allowance for expected credit losses	342	34
Others, net	1,160	705
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(30,896)	(45,659)
Other current assets	(6,046)	(1,116)
Income taxes payable, net	7,883	6,185
Other assets	(4,172)	(2,924)
Accounts payable	(4,445)	(808)
Deferred revenue	2,451	3,707
Accrued employee costs	(57,315)	(60,008)
Accrued expenses and other liabilities	26,931	15,647
Operating lease liabilities	(5,453)	(6,005)
Net cash provided by/(used for) operating activities	16,025	(26,870)

Cash flows from investing activities:
Purchases of property and equipment	(12,479)	(16,101)
Proceeds from sale of property and equipment	565	63
Business acquisition (net of cash and cash equivalents acquired)	—	(1,367)
Purchases of investments	(51,495)	(36,804)
Proceeds from redemption of investments	106,750	49,515
Net cash provided by/(used for) investing activities	43,341	(4,694)

Cash flows from financing activities:
Principal payments of finance lease liabilities	(43)	(39)
Proceeds from borrowings	50,000	35,000
Repayments of borrowings	(100,000)	—
Acquisition of treasury stock	(42,363)	(31,385)
Proceeds from ESPP contribution	1,102	—
Net cash (used for)/provided by financing activities	(91,304)	3,576
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,282	(753)
Net decrease in cash, cash equivalents and restricted cash	(30,656)	(28,741)
Cash, cash equivalents and restricted cash at the beginning of the period	125,621	143,810
Cash, cash equivalents and restricted cash at the end of the period	$94,965	$115,069

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,325	$1,277
Income taxes, net of refunds	$6,525	$5,404
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under finance lease	$99	$50

See accompanying notes to unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
2. Summary of Significant Accounting Policies
(a)Basis of Preparation and Principles of Consolidation
The unaudited consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements and therefore should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
(b)Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the unaudited consolidated statements of income during the reporting period. Although these estimates are based on management’s best assessment of the current business environment, actual results may be different from those estimates. The significant estimates and assumptions that affect the unaudited consolidated financial statements include, but are not limited to, estimates of the fair value of the identifiable intangible assets and contingent consideration, purchase price allocation, including revenue projections and the discount rate applied within the discounted cash flow model for business acquisitions, credit risk of customers, the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and variable consideration in a customer contract, expected recoverability from customers with contingent fee arrangements, estimated costs to complete fixed price contracts, recoverability of dues from statutory authorities, assets and obligations related to employee benefit plans, deferred tax valuation allowances, income-tax uncertainties and other contingencies, valuation of derivative financial instruments, stock-based awards, and debt instruments, assumptions used to calculate stock-based compensation expense, assumptions used to determine the incremental borrowing rate to calculate lease liabilities and right-of-use (“ROU”) assets, lease term to calculate amortization of ROU, depreciation and amortization periods, and recoverability of long-lived assets, goodwill and intangibles.
(c) Recent Accounting Pronouncements

In March 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-01, Leases (“ASC Topic 842”): Common Control Arrangements. This ASU provides guidance in ASC Topic 842 that leasehold improvements associated with common control leases should be (i) amortized by the lessee over the useful life of the leasehold improvements to the common control group, regardless of the lease term, as long as the lessee controls the use of the underlying asset through a lease, and (ii) accounted for as a transfer between entities under common control through an adjustment to equity if and when the lessee no longer controls the use of the underlying asset. The ASU is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. When adopted in an interim period, it must be adopted from the beginning of the year that includes that interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
(d) Recently adopted Accounting Pronouncements
In October 2021, FASB issued ASU No. 2021-08, Business Combinations (“ASC Topic 805”): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides guidance in ASC Topic 805 to require the acquirer entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contract with Customers, as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The ASU is effective for fiscal years beginning after December 15, 2022. An entity may early adopt the ASU including adoption in an interim period, with retrospective application to all business combinations within the fiscal year that includes such interim period. The adoption of this ASU is applicable for future business combinations.

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
March 31, 2023
(In thousands, except per share amount and share count)
The Company does not allocate, and therefore the CODM does not evaluate, certain operating expenses, interest expense or income taxes by segment. Many of the Company’s assets are shared by multiple operating segments. The Company manages these assets on a total Company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented.
Revenues and cost of revenues for the three months ended March 31, 2023 and 2022, respectively, for each of the reportable segments, are as follows:

	Three months ended March 31, 2023
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$125,937	$26,703	$66,161	$181,842	$400,643
Cost of revenues(1)	82,324	18,809	35,970	114,366	251,469
Gross profit(1)	$43,613	$7,894	$30,191	$67,476	$149,174
Operating expenses					89,726
Foreign exchange gain, net, interest expense and other income, net					(125)
Income tax expense					8,058
Gain from equity-method investment					66
Net income					$51,331
(1) Exclusive of depreciation and amortization expense.

	Three months ended March 31, 2022
	Insurance	Healthcare	Emerging Business	Analytics	Total
Revenues, net	$103,266	$26,156	$50,747	$149,039	$329,208
Cost of revenues(1)	65,082	17,651	29,213	95,570	207,516
Gross profit(1)	$38,184	$8,505	$21,534	$53,469	$121,692
Operating expenses					77,717
Foreign exchange gain, net, interest expense and other income, net					3,291
Income tax expense					11,202
Gain from equity-method investment					114
Net income					$36,178
(1) Exclusive of depreciation and amortization expense.
Revenues, net by service type, were as follows:

	Three months ended March 31,
	2023	2022
Digital operations and solutions(1)	$218,801	$180,169
Analytics services	181,842	149,039
Revenues, net	$400,643	$329,208
(1) Digital operations and solutions include revenues of the Company’s Insurance, Healthcare and Emerging Business reportable segments. Refer to the reportable segment disclosure above.
The Company attributes the revenues to regions based upon the location of its customers.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)

	Three months ended March 31,
	2023	2022
Revenues, net
United States	$339,073	$282,379
Non-United States
United Kingdom	41,574	32,773
Rest of World	19,996	14,056
Total Non-United States	61,570	46,829
Revenues, net	$400,643	$329,208
Long-lived assets by geographic area, which consist of property and equipment, net and operating lease right-of-use assets were as follows:

	As of
	March 31, 2023	December 31, 2022
Long-lived assets
United States	$61,183	$60,709
India	46,732	50,118
Philippines	17,686	18,406
Rest of World	13,833	8,942
Long-lived assets	$139,434	$138,175

4. Revenues, net
Refer to Note 3 - Segment and Geographical Information to the unaudited consolidated financial statements for revenues disaggregated by reportable segments and geography.
Contract balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers:

	As of
	March 31, 2023	December 31, 2022
Accounts receivable, net	$290,512	$259,222
Contract assets	$2,628	$2,768
Contract liabilities:
Deferred revenue (consideration received in advance)	$19,685	$17,079
Consideration received for process transition activities	$5,295	$5,423
Accounts receivable includes $155,992 and $126,027 as of March 31, 2023 and December 31, 2022, respectively, representing unbilled receivables. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers and considers no significant performance risk associated with its unbilled receivables.
Contract assets represent upfront payments such as deal signing discounts or deal signing bonuses made to customers. These costs are amortized over the expected period of the benefit and are recorded as an adjustment to transaction price and

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
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
Revenue recognized during the three months ended March 31, 2023 and 2022, which was included in the contract liabilities balance at the beginning of the respective periods:

	Three months ended March 31,
	2023	2022
Deferred revenue (consideration received in advance)	$13,002	$9,564
Consideration received for process transition activities	$703	$366
Contract acquisition and fulfillment costs
The following table provides details of the Company’s contract acquisition and fulfillment costs:

	Contract Acquisition Costs			Contract Fulfillment Costs
	Three months ended		Year ended	Three months ended		Year ended
	March 31, 2023	March 31, 2022	December 31, 2022	March 31, 2023	March 31, 2022	December 31, 2022
Opening Balance	$1,095	$511	$511	$13,871	$5,795	$5,795
Additions	1,079	547	1,014	4,618	2,177	15,509
Amortization	(180)	(131)	(430)	(616)	(537)	(7,433)
Closing Balance	$1,994	$927	$1,095	$17,873	$7,435	$13,871
There was no impairment for contract acquisition and contract fulfillment costs as of March 31, 2023 and December 31, 2022. The capitalized costs are amortized over the expected period of benefit of the contract.
Allowance for expected credit losses
The Company evaluates the credit risk of its customers based on a combination of various financial and qualitative factors that may affect the ability of each customer to pay. The Company considered current and anticipated future economic conditions relating to the industries of the Company’s customers and the countries where it operates. In calculating expected credit loss, the Company also considered past payment trends, credit rating and other related credit information for its significant customers to estimate the probability of default in the future.

	As of
	March 31, 2023	December 31, 2022
Accounts receivable, including unbilled receivables	$292,183	$260,554
Less: Allowance for expected credit losses	(1,671)	(1,332)
Accounts receivable, net	$290,512	$259,222
The movement in “Allowance for expected credit losses” on customer balances was as follows:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)

	Three months ended March 31,		Year ended
	2023	2022	December 31, 2022
Opening Balance	$1,332	$573	$573
Additions	451	172	815
Reductions due to write-off of Accounts Receivables	(112)	(158)	(60)
Currency translation adjustments	—	1	4
Closing Balance	$1,671	$588	$1,332
Concentration of credit risk
To reduce credit risk, the Company conducts ongoing credit evaluations of its customers. No customer accounted for more than 10% of accounts receivable, net, as of March 31, 2023 and December 31, 2022.

5. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for outstanding shares that are subject to repurchase during each period. Diluted earnings per share is computed using the weighted average number of common shares plus the potentially dilutive effect of common stock equivalents (outstanding stock options, restricted stock, restricted stock units and employee stock purchase plans) issued and outstanding at the reporting date, using the treasury stock method. Common stock equivalents that are anti-dilutive are excluded from the computation of weighted average shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2023	2022
Numerators:
Net income	$51,331	$36,178
Denominators:
Basic weighted average common shares outstanding	33,439,564	33,442,038
Dilutive effect of share-based awards	491,916	452,830
Diluted weighted average common shares outstanding	33,931,480	33,894,868
Earnings per share attributable to ExlService Holdings, Inc. stockholders:
Basic	$1.54	$1.08
Diluted	$1.51	$1.07
Weighted average potentially dilutive shares considered anti-dilutive and not included in computing diluted earnings per share	109,269	1,082

6. Other Income, net

Other income, net consists of the following:

	Three months ended March 31,
	2023	2022
Gain on sale and mark-to-market on investments	$1,644	$1,236
Interest and dividend income	1,721	1,370
Others, net	(210)	(195)
Other income, net	$3,155	$2,411

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)

7. Cash, Cash Equivalents and Restricted Cash
For the purposes of unaudited statements of cash flows, cash, cash equivalents and restricted cash consist of the following:

	As of
	March 31, 2023	March 31, 2022	December 31, 2022
Cash and cash equivalents	$87,298	$106,540	$118,669
Restricted cash (current)	5,598	6,274	4,897
Restricted cash (non-current)	2,069	2,255	2,055
Cash, cash equivalents and restricted cash	$94,965	$115,069	$125,621
Restricted cash (current) primarily represents funds held on behalf of clients in dedicated bank accounts. The corresponding liability against the same is included under “Accrued Expenses and other current liabilities.” Restricted cash (non-current) represents amounts on deposit with banks against bank guarantees issued through banks in favor of relevant statutory authorities for equipment imports, deposits for obtaining indirect tax registrations and for demands against pending income tax assessments. These deposits with banks will mature one year after the balance sheet date.

8. Investments
Investments consist of the following:

	As of
	March 31, 2023	December 31, 2022
Short-term investments
Mutual funds	$64,253	$110,964
Term deposits	52,226	68,063
Total Short-term investments	$116,479	$179,027

Long-term investments
Term deposits	$32,055	$31,341
Investment in equity affiliate	3,504	3,438
Total Long-term investments	$35,559	$34,779

Refer to Note 16 - Fair Value Measurements to the unaudited consolidated financial statements for further details.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
9. Property and Equipment, net
Property and equipment, net consists of the following:

		As of
	Estimated useful lives (Years)	March 31, 2023	December 31, 2022
Owned Assets:
Network equipment and computers	3-5	$136,289	$130,218
Software	2-5	98,410	88,487
Leasehold improvements	3-8	41,040	42,890
Office furniture and equipment	3-8	19,936	20,211
Motor vehicles	2-5	683	605
Buildings	30	968	961
Land	—	633	629
Capital work in progress	—	9,750	14,459
		307,709	298,460
Less: Accumulated depreciation and amortization		(221,621)	(216,132)
		$86,088	$82,328
Right-of-use assets under finance leases*:
Network equipment and computers		58	82
Leasehold improvements		611	1,013
Office furniture and equipment		437	662
Motor vehicles		816	742
		1,922	2,499
Less: Accumulated depreciation and amortization		(1,358)	(1,999)
		$564	$500
Property and equipment, net		$86,652	$82,828
*Depreciation on assets held under finance leases are computed using the straight-line method over the shorter of the assets estimated useful lives or the lease term.
Capital work in progress represents advances paid towards acquisition of property and equipment and costs incurred on internally developed software not yet ready to be placed in service.
During the three months ended March 31, 2023, there were no changes in estimated useful lives of property and equipment during the ordinary course of operations.
The depreciation and amortization expense, excluding amortization of acquisition-related intangibles, recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2023	2022
Depreciation and amortization expense	$9,338	$9,116

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)

The effect of foreign exchange gain/(loss) upon settlement of cash flow hedges recorded under depreciation and amortization expense, was as follows:

	Three months ended March 31,
	2023	2022
Effect of foreign exchange gain/(loss)	$(79)	$67
Internally developed software costs, included under Software, was as follows:

	As of
	March 31, 2023	December 31, 2022
Cost	$40,944	$31,544
Less : Accumulated amortization	(18,114)	(16,134)
Internally developed software, net	$22,830	$15,410

The amortization expense on internally developed software recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2023	2022
Amortization expense	$1,975	$1,033

As of March 31, 2023 and December 31, 2022, the Company believes no impairment exists because the long-lived asset's future undiscounted net cash flows expected to be generated exceeds its carrying value; however, there can be no assurance that long-lived assets will not be impaired in future periods. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, the asset’s residual value, if any. It is reasonably possible that the judgments and estimates described above could change in future periods.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
10. Goodwill and Other Intangible Assets
Goodwill
The following table sets forth details of changes in goodwill by reportable segment of the Company:

	Insurance	Healthcare	Emerging Business	Analytics	Total
Balance as of January 1, 2023	$49,929	$21,875	$47,101	$286,732	$405,637
Currency translation adjustments	68	4	115	—	187
Balance as of March 31, 2023	$49,997	$21,879	$47,216	$286,732	$405,824
As of March 31, 2023, the Company performed an assessment to determine whether events or circumstances exist that may lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company considered current and forecasted economic and market conditions and qualitative factors, such as the Company’s performance during the first quarter of the current fiscal year, business forecasts for the remainder of the year, stock price movements, generation and availability of cash and expansion plans. The Company reviewed key assumptions, including revisions of projected future revenues for reporting units against the results of the annual impairment test performed during the fourth quarter of 2022. The Company did not identify any triggers or indications of potential impairment for its reporting units as of March 31, 2023.
The recoverability of goodwill is dependent upon the continued growth of cash flows from the Company’s business activities. This growth is based on business forecasts and improvement in profitability of its reporting units. The Company continues to maintain its focus on cultivating long-term client relationships as well as attracting new clients.
Other Intangible Assets
Information regarding the Company’s intangible assets is set forth below:

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,146	$(42,642)	$56,504
Developed technology	24,912	(22,185)	2,727
Trade names and trademarks	1,700	(1,375)	325
Non-compete agreements	336	(111)	225
	126,094	(66,313)	59,781
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$126,994	$(66,313)	$60,681

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$99,146	$(39,848)	$59,298
Developed technology	24,878	(20,902)	3,976
Trade names and trademarks	1,700	(1,303)	397
Non-compete agreements	336	(88)	248
	126,060	(62,141)	63,919
Indefinite-lived intangible assets:
Trade names and trademarks	900	—	900
Total intangible assets	$126,960	$(62,141)	$64,819

The amortization expense recognized in the unaudited consolidated statements of income was as follows:

	Three months ended March 31,
	2023	2022
Amortization expense	$4,149	$4,486
The remaining weighted average life of intangible assets is as follows:

(in years)
Customer relationships	5.3
Developed technology	1.4
Trade names and trademarks (finite lived)	1.3
Non-compete agreements	2.6

Estimated future amortization expense related to finite-lived intangible assets as of March 31, 2023 was as follows:
2023 (April 1 - December 31)	$10,503
2024	12,137
2025	10,702
2026	10,364
2027	9,364
2028 and thereafter	6,711
Total	$59,781

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
11. Other Current Assets
Other current assets consist of the following:

	As of
	March 31, 2023	December 31, 2022
Prepaid expenses	$23,256	$18,132
Receivables from statutory authorities	15,609	15,724
Advance income tax, net	13,568	5,716
Derivative instruments	2,949	1,526
Advances to suppliers	2,047	1,944
Deferred contract fulfillment costs	1,934	1,178
Contract assets	826	904
Others	6,151	5,855
Other current assets	$66,340	$50,979

12. Other Assets
Other assets consist of the following:

	As of
	March 31, 2023	December 31, 2022
Deferred contract fulfillment costs	$15,939	$12,693
Lease deposits	6,514	6,621
Deposits with statutory authorities	6,310	6,276
Contract assets	1,802	1,864
Derivative instruments	1,483	820
Others	4,477	3,795
Other assets	$36,525	$32,069

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	As of
	March 31, 2023	December 31, 2022
Accrued expenses	$53,061	$47,854
Payable to statutory authorities	40,235	20,430
Contingent consideration	18,100	5,000
Client liabilities	5,609	5,110
Derivative instruments	5,140	10,059
Accrued capital expenditures	4,619	4,032
Other current liabilities	6,636	2,867
Accrued expenses and other current liabilities	$133,400	$95,352

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
14. Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	As of
	March 31, 2023	December 31, 2022
Retirement benefits	$14,220	$12,982
Deferred transition revenue	4,223	4,408
Derivative instruments	3,209	6,218
Unrecognized tax benefits	2,329	2,329
Contingent consideration	589	13,689
Others	1,727	1,666
Other non-current liabilities	$26,297	$41,292
15. Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss) (“AOCI”) consists of actuarial gain/(loss) on retirement benefits and foreign currency translation adjustments. In addition, the Company enters into foreign currency forward contracts and interest rate swaps, which are designated as cash flow hedges and net investment hedges, as applicable, in accordance with ASC Topic 815, Derivatives and Hedging. Cumulative changes in the fair values of cash flow hedges are recognized in AOCI on the Company’s consolidated balance sheets. The fair value changes are reclassified from AOCI to unaudited consolidated statements of income upon settlement of foreign currency forward contracts designated as cash flow hedges of a forecast transaction, whereas such changes for interest rate swaps are reclassified over the term of the contract. Fair value changes related to net investment hedges are included in AOCI and are reclassified to unaudited consolidated statements of income when a foreign operation is disposed or partially disposed. The following table sets forth the changes in AOCI during the three months ended March 31, 2023 and 2022:

	Accumulated Other Comprehensive Income/(Loss)
	Foreign currency translation gain/(loss)	Unrealized gain/(loss) on cash flow hedges	Retirement benefits	Total
Balance as of January 1, 2023	$(133,139)	$(11,303)	$299	$(144,143)
Gains recognized during the period	5,313	7,294	—	12,607
Reclassification to net income	—	3,065	(25)	3,040
Income tax effects (2)	(1,138)	(1,834)	(19)	(2,991)
Accumulated other comprehensive income/(loss) as of March 31, 2023	$(128,964)	$(2,778)	$255	$(131,487)

Balance as of January 1, 2022	$(95,437)	$8,420	$(2,457)	$(89,474)
Losses recognized during the period	(7,445)	(517)	—	(7,962)
Reclassification to net income (1)	—	(1,989)	155	(1,834)
Income tax effects (2)	499	512	(47)	964
Accumulated other comprehensive income/(loss) as of March 31, 2022	$(102,383)	$6,426	$(2,349)	$(98,306)
1.Refer to Note 17 - Derivatives and Hedge Accounting and Note 20 - Employee Benefit Plans to the unaudited consolidated financial statements for reclassification to net income.

2.These are income tax effects recognized on cash flow hedges, retirement benefits and foreign currency translation gain/(loss). Refer to Note 22 - Income Taxes to the unaudited consolidated financial statements.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
16. Fair Value Measurements
Assets and Liabilities Measured at Fair Value
The following table sets forth the Company’s assets and liabilities that were recognized at fair value:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of March 31, 2023	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds*	$789	$—	$—	$789
Mutual funds**	64,253	—	—	64,253
Derivative financial instruments	—	4,432	—	4,432
Total	$65,042	$4,432	$—	$69,474
Liabilities
Derivative financial instruments	$—	$8,349	$—	$8,349
Contingent consideration***	—	—	18,689	18,689
Total	$—	$8,349	$18,689	$27,038

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash equivalents - Money market funds*	$1,137	$—	$—	$1,137
Mutual funds**	110,964	—	—	110,964
Derivative financial instruments	—	2,346	—	2,346
Total	$112,101	$2,346	$—	$114,447
Liabilities
Derivative financial instruments	$—	$16,277	$—	$16,277
Contingent consideration***	—	—	18,689	18,689
Total	$—	$16,277	$18,689	$34,966

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

Derivative Financial Instruments:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
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

Fair Value of Contingent Consideration:

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for business acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assessment of achievement of certain performance goals. The Company estimated the fair value of the contingent consideration based on the Monte Carlo simulation model and scenario-based method.

The following table summarizes the changes in the fair value of contingent consideration:

	Three months ended March 31,
	2023	2022
Opening balance	$18,689	$9,000
Acquisitions	—	—
Fair value changes	—	—
Closing balance	$18,689	$9,000

During the three months ended March 31, 2023 and 2022, there were no transfers among Level 1, Level 2 and Level 3.
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

17. Derivatives and Hedge Accounting
The Company uses derivative instruments to mitigate cash flow volatility from risk of fluctuations in foreign currency exchange rates and interest rates. The Company enters into foreign currency forward contracts to hedge cash flow risks from forecasted transactions denominated in certain foreign currencies, and interest rate swaps to hedge cash flow risks from its revolving credit facility having variable interest rate obligations. These contracts qualify as cash flow hedges under ASC Topic 815, Derivatives and Hedging, and are with counterparties that are highly rated financial institutions. For derivatives in cash flow hedging relationships as of March 31, 2023 and December 31, 2022, the Company had outstanding foreign currency forward contracts totaling $877,820 and $841,620, respectively and interest rate swaps totaling $75,000, each.
The Company estimates that approximately $2,086 of derivative losses, net, excluding tax effects, included in AOCI, representing changes in the value of cash flow hedges based on exchange rates prevailing as of March 31, 2023, could be reclassified into earnings within the next twelve months. As of March 31, 2023, the maximum outstanding term of the cash flow hedges was approximately 42 months.
The Company also enters into foreign currency forward contracts to hedge its intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, against the risk of fluctuations in foreign currency exchange rates associated with remeasurement of such assets and liabilities to functional currency. These foreign currency forward contracts do not qualify as fair value hedges under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of these financial instruments are recognized in the unaudited consolidated statements of income and are included in the foreign exchange gain/(loss) line item. The Company’s primary exchange rate exposure is with the Indian rupee, the

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
Philippine peso and the U.K. pound sterling (GBP). The Company also has exposure to Colombian pesos (COP), Czech koruna, the Euro (EUR), South African ZAR, the Australian dollar (AUD), the Canadian dollar (CAD) and other local currencies in which it operates.

The following table sets forth the aggregate notional principal amounts of outstanding foreign currency forward contracts for derivatives not designated as hedging instruments:

	As of
Foreign currency forward contracts denominated in:	March 31, 2023	December 31, 2022
U. S. dollar (USD)	170,630	163,990
U.K. pound sterling (GBP)	11,798	8,351
Euro (EUR)	2,647	1,956
Australian dollar (AUD)	2,090	1,951
South African ZAR	34,704	—
Colombian peso (COP)	1,970,314	—
The following table sets forth the fair value of the foreign currency forward contracts and interest rate swaps and their location on the consolidated balance sheets:

	Derivatives in cash flow hedging relationships		Derivatives not designated as hedging instruments
	As of		As of
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Assets:
Other current assets	$2,866	$1,271	$83	$255
Other assets	$1,483	$820	$—	$—
Liabilities:
Accrued expenses and other current liabilities	$4,952	$10,044	$188	$15
Other non-current liabilities	$3,209	$6,218	$—	$—

The following tables set forth the effect of foreign currency forward contracts and interest rate swaps on AOCI and the unaudited consolidated statements of income:

	Three months ended March 31,
Derivative financial instruments:	2023	2022
Unrealized gain/(loss) recognized in AOCI
Derivatives in cash flow hedging relationships	$7,294	$(517)

Gain/(loss) recognized in unaudited consolidated statements of income
Derivatives not designated as hedging instruments	$2,528	$(899)
Location and amount of gain/(loss) recognized in unaudited consolidated statements of income for derivatives in cash flow hedging relationships and derivatives not designated as hedging instruments:

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)

	Three months ended March 31,
	2023		2022
	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments	As per unaudited consolidated statements of income	Gain/(loss) on derivative financial instruments
Cash flow hedging relationships
Location in unaudited consolidated statements of income where gain/(loss) was reclassified from AOCI

Cost of revenues	$251,469	$(2,755)	$207,516	$1,583
General and administrative expenses	$46,746	(242)	$39,945	294
Selling and marketing expenses	$29,493	(19)	$24,170	14
Depreciation and amortization expense	$13,487	(123)	$13,602	98
Interest expense	$3,385	74	$876	—
Total before tax		(3,065)		1,989
Income tax effects on above		534		(515)
Net of tax		$(2,531)		$1,474

Derivatives not designated as hedging instruments
Location in unaudited consolidated statements of income where gain/(loss) was recognized

Foreign exchange gain/(loss), net	$105	$2,528	$1,756	$(899)
	$105	$2,528	$1,756	$(899)

18. Borrowings
The following tables summarizes the Company’s debt position:

	As of
	March 31, 2023	December 31, 2022
	Revolving credit facility
Current portion of long-term borrowings	$40,000	$30,000

Long-term borrowings	160,000	220,000
Total borrowings	$200,000	$250,000
Unamortized debt issuance costs for the Company’s revolving credit facility of $1,109 and $1,177 as of March 31, 2023 and December 31, 2022, respectively, are presented under “Other current assets” and “Other assets,” as applicable in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
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

Obligations under the 2022 Credit Agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by all or substantially all of the Company’s and its material domestic subsidiaries’ assets. The 2022 Credit Agreement contains customary affirmative and negative covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens, make certain investments, make certain dividends and related distributions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions and dispose of certain assets or subsidiaries.
The revolving credit facility carried an effective interest rate as shown below:

	Three months ended March 31,
	2023	2022
Effective Interest Rate	5.9%	1.3%
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all financial and non-financial covenants listed under the revolving credit facility.
Expected payments for all of the Company’s borrowings as of March 31, 2023 were as follows:

	Revolving credit facility
	Principal Payments	Interest Payments*
2023 (April 1 - December 31)	$40,000	$8,048
2024	—	9,364
2025	—	9,364
2026	—	9,364
2027	160,000	3,512
Total	$200,000	$39,652
* Interest payments are based on effective interest rate as of March 31, 2023.
Letters of Credit
In the ordinary course of business, the Company provides standby letters of credit to third parties primarily for facility leases. As of each of March 31, 2023 and December 31, 2022, the Company had outstanding letters of credit of $461, that were not recognized in the consolidated balance sheets.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
19. Capital Structure
Common Stock
The Company has one class of common stock outstanding.
The Company purchased shares of its common stock from employees in connection with withholding tax payments related to the vesting of restricted stock units and performance-based restricted stock units, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share (1)
Three months ended March 31, 2023	38,356	$6,529	$170.22
Three months ended March 31, 2022	27,219	$3,191	$117.23
(1) The weighted average purchase price per share is based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the trading day prior to the applicable vesting date of the shares of restricted stock.
On October 5, 2021, the Company’s board of directors authorized a $300,000 common stock repurchase program beginning January 1, 2022 (the “2022 Repurchase Program”).
Under the 2022 Repurchase Program, shares may be purchased by the Company from time to time from the open market and through private transactions, or otherwise, as determined by the Company’s management as market conditions warrant. Repurchases may be discontinued at any time by the management.

The Company purchased shares of its common stock, for a total consideration including commissions, under the 2022 Repurchase Program, as below:

	Shares repurchased	Total consideration	Weighted average purchase price per share
Three months ended March 31, 2023	221,025	$35,834	$162.13
Three months ended March 31, 2022	221,333	$28,194	$127.38
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

The India Plan is partially funded whereas the Philippines Plan is unfunded. The Company makes annual contributions to the India Plan established with insurance companies. Fund managers manage these funds and calculate the annual contribution required to be made by the Company and manage the India Plan, including any required payouts. These funds are managed on a cash accumulation basis and interest is declared retrospectively on March 31 of each year. The Company expects to earn a return of approximately 7.2% per annum on the India Plan for the year ending on December 31, 2023.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)

Change in Plan Assets
Plan assets as of January 1, 2023	$14,449
Actual return	257
Employer contribution	—
Benefits paid	(302)
Effect of exchange rate changes	98
Plan assets as of March 31, 2023	$14,502

Components of net periodic benefit costs recognized in unaudited consolidated statements of income and actuarial (gain)/loss reclassified from AOCI, were as follows:

	Three months ended March 31,
	2023	2022
Service cost	$956	$990
Interest cost	395	323
Expected return on plan assets	(263)	(228)
Amortization of actuarial (gain)/loss, gross of tax	(25)	155
Net gratuity cost	$1,063	$1,240

Amortization of actuarial (gain)/loss, gross of tax	$(25)	$155
Income tax effects on above	(19)	(47)
Amortization of actuarial (gain)/loss, net of tax	$(44)	$108
The Company maintains several 401(k) plans (the “401(k) Plans”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), covering all eligible employees, as defined in the Code as a defined social security contribution plan. The Company may make discretionary contributions of up to a maximum of 3.0% of employee compensation within certain limits.
The Company’s accrual for contributions to the 401(k) Plans were as follows:

	Three months ended March 31,
	2023	2022
Contribution to the 401(k) Plans	$2,386	$2,017
The Company’s contribution for various defined social security contribution plans on behalf of employees in foreign subsidiaries of the Company were as follows:

	Three months ended March 31,
	2023	2022
Contributions to the defined social security contribution plans	$5,392	$4,213

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
March 31, 2023
(In thousands, except per share amount and share count)
The Company had performed an evaluation of its contracts with suppliers in accordance with ASC Topic 842, Leases, and had determined that, except for leases for office facilities, motor vehicles and other equipment as described above, none of the Company’s contracts contain a lease. As part of the Company’s efforts to optimize its existing network of operations centers, the Company continued to evaluate its office facilities to determine where it can exit or consolidate its use of office space.
Supplemental balance sheet information

	As of
	March 31, 2023	December 31, 2022
Operating Lease
Operating lease right-of-use assets	$52,782	$55,347

Operating lease liabilities - Current	$14,095	$14,978
Operating lease liabilities - Non-current	45,655	48,155
Total operating lease liabilities	$59,750	$63,133

Finance Lease
Property and equipment, gross	$1,922	$2,499
Accumulated depreciation	(1,358)	(1,999)
Property and equipment, net	$564	$500

Finance lease liabilities - Current	$176	$164
Finance lease liabilities - Non-current	407	355
Total finance lease liabilities	$583	$519
Finance lease liabilities are presented as a part of “Accrued expenses and other current liabilities” and “Other non-current liabilities,” as applicable, in the Company’s consolidated balance sheets.
The components of lease cost, which are included in the Company’s unaudited consolidated statements of income, are as follows:

	Three months ended March 31,
Lease cost	2023	2022
Finance lease:
Amortization of right-of-use assets	$38	$38
Interest on lease liabilities	20	14
	58	52
Operating lease(a)	4,883	6,043
Variable lease costs	1,007	1,121
Total lease cost	$5,948	$7,216
(a) Includes short-term leases, which are immaterial.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
Supplemental cash flow and other information related to leases are as follows:

	Three months ended March 31,
	2023	2022
Cash payments for amounts included in the measurement of lease liabilities :
Operating cash outflows for operating leases	$5,453	$6,005
Operating cash outflows for finance leases	$20	$14
Financing cash outflows for finance leases	$43	$39
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,213	$3,834
Right-of-use assets obtained in exchange for new finance lease liabilities	$99	$50
Weighted average remaining lease term (in years)
Finance lease	2.9 years	2.1 years
Operating lease	5.8 years	5.6 years
Weighted average discount rate
Finance lease	14.0%	14.6%
Operating lease	7.0%	7.0%
The Company modified certain of its operating leases, resulting in a decrease of its lease liabilities by $3,094 and an increase of its lease liabilities by $367, during the three months ended March 31, 2023 and 2022, respectively, with a corresponding adjustment to ROU assets.
As of March 31, 2023 and December 31, 2022, the Company did not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.
Maturities of lease liabilities as of March 31, 2023 were as follows:

	Operating Leases	Finance Leases
2023 (April 1 - December 31)	$13,501	$190
2024	15,228	191
2025	10,387	142
2026	9,295	115
2027	6,765	104
2028 and thereafter	19,429	14
Total lease payments	74,605	756
Less: Imputed interest	14,855	173
Present value of lease liabilities	$59,750	$583

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
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
The effective tax rate decreased from 23.7% during the three months ended March 31, 2022 to 13.6% during the three months ended March 31, 2023. The Company recorded income tax expense of $8,058 and $11,202 for the three months ended March 31, 2023 and 2022, respectively. The decrease in income tax expense was primarily as a result of higher excess tax benefits related to stock-based compensation during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, partially offset by an increase in income tax expense on higher profit and an increase in non-deductible expenses during the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company’s subsidiaries in India, U.K. and Australia repatriated $76,000 (net of $4,015 withholding taxes), $15,598 and $9,081, respectively, to the United States. These distributions do not constitute a change in the Company’s permanent reinvestment assertion.

Deferred income taxes recognized in AOCI were as follows:

	Three months ended March 31,
	2023	2022
Deferred taxes benefit / (expense) recognized on:
Unrealized gain/(loss) on cash flow hedges	$(1,300)	$(3)
Reclassification adjustment for cash flow hedges	(534)	515
Reclassification adjustment for retirement benefits	(19)	(47)
Foreign currency translation gain/(loss)	(1,138)	499
Total	$(2,991)	$964

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
23. Stock Based Compensation
Stock-based compensation expense by nature of function, as below, are included in the unaudited consolidated statements of income:

	Three months ended March 31,
	2023	2022
Cost of revenues	$3,566	$2,641
General and administrative expenses	5,825	4,395
Selling and marketing expenses	5,016	4,188
Total	$14,407	$11,224

Income tax benefit related to share-based compensation(1)	$9,830	$2,806
(1) Includes $12,520 and $3,610 during the three months ended March 31, 2023 and 2022 respectively, related to discrete benefits recognized in income tax expense in accordance with ASU No. 2016-09, Compensation - Stock Compensation.
As of March 31, 2023 and December 31, 2022, the Company had 952,074 and 1,324,755 shares, respectively, available for grant under the 2018 Omnibus Incentive Plan.

Stock Options
During the three months ended March 31, 2023 and 2022, there was no stock option activity under the Company’s stock-based compensation plans. The number of stock options that were vested and exercisable as of each of March 31, 2023 and December 31, 2022 were 3,093 units.
Share Matching Program
Under the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”), the Company established a share matching program (“SMP”) for executive officers and other specified employees. Under the SMP, the Company agreed to issue a number of restricted stock units equal to the number of newly acquired shares of the Company's common stock.
During the three months ended March 31, 2023 and 2022, nil and 52,636, respectively, restricted stock units were issued under the Company’s SMP. As of each of March 31, 2023 and December 31, 2022, the number of unvested restricted stock units was 47,623 units.
Restricted Stock Units
Restricted stock unit activity under the Company’s stock-based compensation plans is shown below:

	Restricted Stock Units
	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022*	923,126	$98.71
Granted	217,194	172.80
Vested	(284,174)	87.52
Forfeited	(8,513)	99.41
Outstanding as of March 31, 2023*	847,633	$121.44
* As of March 31, 2023 and December 31, 2022 restricted stock units vested for which the underlying common stock is yet to be issued are 119,908 and 174,490 respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
As of March 31, 2023, unrecognized compensation cost of $86,957 is expected to be expensed over a weighted average period of 2.9 years.
Performance Based Stock Awards
Under the 2018 Plan, the Company grants performance-based restricted stock units (“PRSUs”) to executive officers and other specified employees. During the three months ended March 31, 2023, the Company granted 40% of each award recipient’s equity grants in the form of PRSUs that cliff vest at the end of a three-year period based on an aggregated revenue target for a three-year period (“PU”). The remaining 60% of each award recipient’s equity grants are PRSUs that are based on market conditions, contingent on the Company's meeting a total shareholder return relative to a group of peer companies specified under the 2018 Plan, and are measured over a three-year performance period (“MU”).
PRSU activity under the Company’s stock plans is shown below:

	Revenue Based PRSUs		Market Condition Based PRSUs
	Number	Weighted Average Fair Value	Number	Weighted Average Fair Value
Outstanding as of December 31, 2022	49,591	$119.99	178,712	$134.72
Granted	43,868	172.82	65,729	223.61
Vested	—	—	—	—
Forfeited	(130)	119.98	(194)	155.67
Outstanding as of March 31, 2023	93,329	$144.82	244,247	$158.62
As of March 31, 2023, unrecognized compensation cost of $43,169 is expected to be expensed over a weighted average period of 2.3 years.
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

The second offering period under the 2022 ESPP commenced on January 1, 2023 with a term of six months.

During the three months ended March 31, 2023, 7,636 common shares were issued under the 2022 ESPP for purchases of common stock made during the first offering period that completed on December 31, 2022. As of March 31, 2023 and December 31, 2022, 792,364 and 800,000 shares, respectively, remain available for future issuance under the 2022 ESPP.

24. Related Party Disclosures
In April 2022, the Company entered into a service contract for providing analytics services to The Vanguard Group Inc., which beneficially owns more than 10% of the Company’s common stock as of March 31, 2023. During the three months ended March 31, 2023, the Company recognized revenues, net of $951 related to this service contract. The Company had outstanding accounts receivable of $1,217 and $856, related to this service contract as of March 31, 2023 and December 31, 2022, respectively.

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)

25. Commitments and Contingencies
Capital Commitments
As of March 31, 2023, the Company had committed to spend approximately $7,500 under agreements to purchase property and equipment. This amount is net of capital advances paid which are recognized in unaudited consolidated balance sheets as “Capital work in progress” under “Property and equipment, net.”
Other Commitments
Certain units of the Company’s Indian subsidiaries were established as 100% Export-Oriented units or under the Software Technology Parks of India or Special Economic Zone scheme promulgated by the Government of India. These units are exempt from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has undertaken to pay custom duties, service taxes, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores and spares consumed duty free, in the event that certain terms and conditions are not fulfilled. The Company believes, however, that these units have in the past satisfied, and will continue to satisfy, the required conditions.

The Company’s operations centers in the Philippines are registered as qualified Philippines Economic Zone Authority units, which provides the Company fiscal incentives on the import of capital goods and local purchase of services and materials. The Company is required to meet certain requirements to retain the incentives. The Company has complied, and intends to continue compliance, with the requirements to avail itself of the incentives.
Contingencies
The transfer pricing regulations in the countries in which the Company operates require that controlled intercompany transactions be at arm’s-length. Accordingly, the Company determines and documents pricing for controlled intercompany transactions based on an economic analysis as prescribed in the respective regulations. The tax authorities have jurisdiction to review the Company’s transfer pricing. If the Company’s transfer pricing is challenged by the authorities, they could assess additional tax, interest and penalties, thereby impacting the Company’s profitability and cash flows.
The Company is currently involved in transfer pricing and related income tax disputes with Indian tax authorities. The aggregate amount demanded by Indian tax authorities (net of advance payments) as of March 31, 2023 and December 31, 2022 is $37,072 and $37,088, respectively. The Company has made payments and/or provided bank guarantees against these demands in the amounts of $7,316 and $7,532, as of March 31, 2023 and December 31, 2022, respectively. The Company believes that its positions will more likely than not be sustained upon final examination by the tax authorities, and accordingly has not accrued any liabilities with respect to these matters in its consolidated financial statements.
India’s Value Added Tax (“VAT”) regime ended in June 2017 and was replaced by the current Goods and Service Tax (“GST”) regime. Pursuant to reviewing the Company’s annual VAT filings, the Indian tax authorities raised aggregate VAT tax demands for tax years 2015 and 2017, in the amounts of $5,563 and $5,526, as of March 31, 2023 and December 31, 2022, respectively. The GST authorities rejected the Company’s refunds claims in the amounts of $3,892 and $3,866 as of March 31, 2023 and December 31, 2022, respectively. The Company has filed appeals against these matters and believes that it is more likely than not that upon final examination its position will be sustained based on its technical merits. Accordingly, no provision was recognized as of March 31, 2023 and December 31, 2022, respectively.

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

EXLSERVICE HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
March 31, 2023
(In thousands, except per share amount and share count)
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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in connection with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Some of the statements in the following discussion are forward looking statements.
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
•impact on client demand by the selling cycle and terms of our client contracts;
•fluctuations in our earnings;
•our ability to hire and retain enough sufficiently trained employees to support our operations or any changes in the senior management team;
•our ability to accurately estimate and/or manage costs;
•our ability to adjust our pricing terms or effectively manage our asset utilization levels to meet the changing demands of our clients and potential clients;
•cyber security incidents, data breaches, or other unauthorized disclosure of sensitive or confidential client and employee data;
•reliance on third parties to deliver services and infrastructure for client critical services;
•employee wage increases;
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
•our ability to adhere to regulations or accreditation or licensing standards that govern our business;
•increasing competition in our industry;
•telecommunications or technology disruptions or breaches, natural or other disasters, medical epidemics or pandemics, such as COVID-19, or acts of violence or war;
•operational and information security failures arising as a result of remote work solutions adopted due to COVID-19;
•legal liability arising out of customer and third party contracts;

•adverse outcome of our disputes with the tax authorities in the geographies where we operate;
•the introduction of new or unfavorable tax legislation;
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
•ability to make accurate estimates and assumptions in connection with the preparation of our consolidated financial statements;
•regulatory, legislative and judicial developments, including changes to or the withdrawal of governmental fiscal incentives;
•credit risk fluctuations in the market values of our investment and derivatives portfolios; and
•our ability to meet our environmental, social and governance-related goals and targets;
These and other factors are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These and other risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q.
The forward-looking statements made by us in this Quarterly Report on Form 10-Q, or elsewhere, speak only as of the date on which they were made. New risks and uncertainties may occur from time to time, and it is impossible for us to predict those events or how they may affect us. We have no obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by federal securities laws.
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

Revenues
For the three months ended March 31, 2023, we generated revenues of $400.6 million compared to revenues of $329.2 million for the three months ended March 31, 2022, an increase of $71.4 million, or 21.7%.
We serve clients mainly in the United States and the United Kingdom, with these two regions generating 84.6% and 10.4%, respectively, of our total revenues for the three months ended March 31, 2023 and 85.8% and 10.0%, respectively, of our revenues for the three months ended March 31, 2022.
For the three months ended March 31, 2023 and 2022, our total revenues from our top ten clients accounted for 34.8% and 36.2% of our total revenues, respectively. Although we continue to develop relationships with new clients to diversify our client base, we believe that the loss of any of our top ten clients could have a material adverse effect on our financial performance.
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

Analytics: Our analytics services aim to drive better business outcomes for our clients by unlocking deep insights from data and creating data-led solutions across all parts of our clients’ business. We provide care optimization and reimbursement optimization services, for our clients through our healthcare analytics solutions and services. We also offer integrated solutions to help our clients in cost containment by leveraging technology platforms, customizable and configurable analytics and expertise in healthcare reimbursements to help clients enhance their claim payment accuracy. Our Analytics teams deliver predictive and prescriptive analytics in the areas of customer acquisition and life cycle management, risk underwriting and pricing, operational effectiveness, credit and operational risk monitoring and governance, regulatory reporting and data management. We enhance, modernize and enrich structured and unstructured data and use a spectrum of advanced analytical tools and techniques, including our in-house AI and ML capabilities and proprietary solutions to create insights, improve decision making for our clients and address a range of complex industry-wide priorities. Our acquisition of Clairvoyant AI, Inc. in December 2021 strengthened our data analytics capabilities with additional expertise in data and product engineering, cloud enablement and managed services, further supporting our clients in the insurance, healthcare, banking and financial services and retail industries. We actively cross-sell and, where appropriate, integrate our analytics services with other digital operations and solutions as part of a comprehensive offering for our clients. Our projects-based analytics services are cyclical and can be significantly affected by variations in business cycles. In addition, our projects-based analytics services are documented in contracts with terms generally not exceeding one year and may not produce ongoing or recurring business for us once the project is completed. These contracts also usually contain provisions permitting termination of the contract after a short notice period. The short-term nature and specificity of these projects could lead to fluctuations and uncertainties in the revenues generated from providing analytics services.
We anticipate that revenues from our analytics services will grow as we expand our service offerings and client base, both organically and through acquisitions.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates referred in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies and Estimates” and Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations
The following table summarizes our results of operations:

	Three months ended March 31,
	2023	2022
	(dollars in millions)
Revenues, net	$400.6	$329.2
Cost of revenues(1)	251.5	207.5
Gross profit(1)	149.1	121.7
Operating expenses:
General and administrative expenses	46.7	39.9
Selling and marketing expenses	29.5	24.2
Depreciation and amortization expense	13.5	13.6
Total operating expenses	89.7	77.7
Income from operations	59.4	44.0
Foreign exchange gain, net	0.1	1.8
Interest expense	(3.4)	(0.9)
Other income, net	3.2	2.4
Income before income tax expense and earnings from equity affiliates	59.3	47.3
Income tax expense	8.1	11.2
Income before earnings from equity affiliates	51.2	36.1
Gain from equity-method investment	0.1	0.1
Net income attributable to ExlService Holdings, Inc. stockholders	$51.3	$36.2
(1) Exclusive of depreciation and amortization expense.
Due to rounding, the numbers presented in the tables included in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may not add up precisely to the totals provided.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues.
The following table summarizes our revenues by reportable segments:

	Three months ended March 31,			Percentage change
	2023	2022	Change
	(dollars in millions)
Insurance	$125.9	$103.3	$22.6	22.0%
Healthcare	26.7	26.2	0.5	2.1%
Emerging Business	66.2	50.7	15.5	30.4%
Analytics	181.8	149.0	32.8	22.0%
Total revenues, net	$400.6	$329.2	$71.4	21.7%
Revenues for the three months ended March 31, 2023 were $400.6 million, up $71.4 million, or 21.7%, compared to the three months ended March 31, 2022, driven primarily by revenue growth from our new and existing clients in the Analytics, Emerging Business and Insurance reportable segments.
Revenue growth in Insurance of $22.6 million was primarily driven by expansion of business from our new and existing clients of $24.0 million. This was partially offset by a loss of $1.4 million mainly attributable to the depreciation of the Australian dollar, the Indian rupee and the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Insurance revenues were 31.4% of our total revenues during each of the three months ended March 31, 2023 and 2022.
Revenue growth in Healthcare of $0.5 million was primarily driven by expansion of business from our existing clients, partially offset by the ramp-downs during the three months ended March 31, 2023. Healthcare revenues were 6.7% and 7.9% of our total revenues during the three months ended March 31, 2023 and 2022, respectively.
Revenue growth in Emerging Business of $15.5 million was primarily driven by expansion of business from our new clients and existing clients of $17.3 million. This was partially offset by a loss of $1.8 million mainly attributable to the depreciation of the U.K. pound sterling and the Indian rupee against the U.S. dollar during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Emerging Business revenues were 16.5% and 15.4% of our total revenues during the three months ended March 31, 2023 and 2022, respectively.
Revenue growth in Analytics of $32.8 million was primarily driven by higher volumes in our annuity and project based engagements from our new and existing clients of $33.8 million. This was partially offset by a loss of $1.0 million mainly attributable to the depreciation of the U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Analytics revenues were 45.4% and 45.3% of our total revenues during the three months ended March 31, 2023 and 2022, respectively.

Cost of Revenues and Gross Margin: The following table sets forth cost of revenues and gross margin of our reportable segments.

	Cost of Revenues				Gross Margin
	Three months ended March 31,			Percentage change	Three months ended March 31,
	2023	2022	Change		2023	2022	Change
	(dollars in millions)
Insurance	$82.3	$65.1	$17.2	26.5%	34.6%	37.0%	(2.4)%
Healthcare	18.8	17.6	1.2	6.6%	29.6%	32.5%	(2.9)%
Emerging Business	36.0	29.2	6.8	23.1%	45.6%	42.4%	3.2%
Analytics	114.4	95.6	18.8	19.7%	37.1%	35.9%	1.2%
Total	$251.5	$207.5	$44.0	21.2%	37.2%	37.0%	0.2%
For the three months ended March 31, 2023, cost of revenues was $251.5 million compared to $207.5 million for the three months ended March 31, 2022, an increase of $44.0 million, or 21.2%. Our gross margin for the three months ended March 31, 2023 was 37.2% compared to 37.0% for the three months ended March 31, 2022, an increase of 20 basis points (“bps”) primarily driven by higher revenues and expansion in margin in certain existing clients during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
The increase in cost of revenues in Insurance of $17.2 million for the three months ended March 31, 2023 was primarily due to increases in employee-related costs of $16.9 million on account of higher headcount and wage inflation, and higher technology costs of $2.9 million on account of increased use of the hybrid and remote working models, partially offset by foreign exchange gain, net of hedging of $2.6 million. Gross margin in Insurance decreased by 240 bps during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to lower margins associated with higher costs during ramp-ups in certain existing and new clients during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

The increase in cost of revenues in Healthcare of $1.2 million for the three months ended March 31, 2023 was primarily due to increases in employee-related costs of $1.8 million on account of higher headcount and wage inflation, partially offset by foreign exchange gain, net of hedging of $0.6 million. Gross margin in Healthcare decreased by 290 bps during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to lower revenues associated with the ramp-down of certain existing clients and higher other operating costs, partially offset by foreign exchange gain, net of hedging during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

The increase in cost of revenues in Emerging Business of $6.8 million for the three months ended March 31, 2023 was primarily due to increases in employee-related costs of $7.2 million on account of higher headcount and wage inflation, higher technology costs of $0.8 million on account of increased use of the hybrid and remote working models and higher other operating costs of $0.5 million, partially offset by foreign exchange gain, net of hedging of $1.7 million. Gross margin in Emerging Business increased by 320 bps during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher revenues and operational efficiencies during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

The increase in cost of revenues in Analytics of $18.8 million for the three months ended March 31, 2023 was primarily due to increases in employee-related costs of $20.9 million on account of higher headcount and wage inflation and higher other operating costs of $0.9 million, partially offset by foreign exchange gain, net of hedging of $3.0 million. Gross margin in Analytics increased by 120 bps during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher revenues during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Selling, General and Administrative (“SG&A”) Expenses.

	Three months ended March 31,			Percentage change
	2023	2022	Change
	(dollars in millions)
General and administrative expenses	$46.7	$39.9	$6.8	17.0%
Selling and marketing expenses	29.5	24.2	5.3	22.0%
Selling, general and administrative expenses	$76.2	$64.1	$12.1	18.9%
As a percentage of revenues	19.0%	19.5%
The increase in SG&A expenses of $12.1 million was primarily due to higher employee-related costs of $11.1 million on account of higher headcount and wage inflation, increase in travel costs of $1.2 million and higher other operating costs of $1.2 million. This was partially offset by foreign exchange gain, net of hedging of $1.4 million, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Depreciation and Amortization.

	Three months ended March 31,			Percentage change
	2023	2022	Change
	(dollars in millions)
Depreciation expense	$9.3	$9.1	$0.2	2.4%
Intangible amortization expense	4.2	4.5	(0.3)	(7.5)%
Depreciation and amortization expense	$13.5	$13.6	$(0.1)	(0.8)%
As a percentage of revenues	3.4%	4.1%
The increase in depreciation expense of $0.2 million was primarily due to depreciation of $0.6 million related to our investments in digital capabilities, computers and networking equipment, partially offset by foreign exchange gain, net of hedging of $0.4 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease in intangibles amortization expense of $0.3 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to end of useful lives for certain intangible assets.
Income from Operations. Income from operations increased by $15.4 million, or 35.2%, from $44.0 million for the three months ended March 31, 2022 to $59.4 million for the three months ended March 31, 2023, primarily due to higher revenues, partially offset by higher cost of revenues and higher SG&A expenses during the three months ended March 31, 2023. As a percentage of revenues, income from operations increased from 13.4% for the three months ended March 31, 2022 to 14.8% for the three months ended March 31, 2023.
Foreign Exchange Gain, net. Foreign exchange gains and losses are primarily attributable to the movement of the U.S. dollar against the Indian rupee, the Philippine peso, the U.K. pound sterling and the South African ZAR during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The average exchange rate of the U.S. dollar against the Indian rupee increased from 75.25 during the three months ended March 31, 2022 to 82.25 during the three months ended March 31, 2023. The average exchange rate of the U.S. dollar against the Philippine peso increased from 51.32 during the three months ended March 31, 2022 to 54.78 during the three months ended March 31, 2023. The average exchange rate of the U.K. pound sterling against the U.S. dollar decreased from 1.33 during the three months ended March 31, 2022 to 1.23 during the three months ended March 31, 2023. The average exchange rate of the U.S. dollar against the South African ZAR increased from 15.15 during the three months ended March 31, 2022 to 17.90 during the three months ended March 31, 2023.
We recorded a foreign exchange gain, net of $0.1 million for the three months ended March 31, 2023 compared to a foreign exchange gain, net of $1.8 million for the three months ended March 31, 2022.
Interest expense. Interest expense increased from $0.9 million for the three months ended March 31, 2022 to $3.4 million for the three months ended March 31, 2023, primarily due to a higher effective interest rate of 5.9% during the three months ended March 31, 2023, compared to 1.3% during the three months ended March 31, 2022, partially offset by a lower average outstanding balance under our revolving credit facility during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Other Income, net.

	Three months ended March 31,			Percentage change
	2023	2022	Change
	(dollars in millions)
Gain on sale and mark-to-market on investments	$1.7	$1.2	$0.5	33.0%
Interest and dividend income	1.7	1.4	0.3	25.6%
Others, net	(0.2)	(0.2)	—	—%
Other income, net	$3.2	$2.4	$0.8	30.9%
Other income, net increased by $0.8 million, from $2.4 million for the three months ended March 31, 2022 to $3.2 million for the three months ended March 31, 2023. The increase is primarily due to higher return on mutual fund investments of $0.5 million and higher interest income on our short-term and long-term investments of $0.9 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This was partially offset by interest on income tax refunds of $0.7 million received during the three months ended March 31, 2022.
Income Tax Expense. The effective tax rate decreased from 23.7% during the three months ended March 31, 2022 to 13.6% during the three months ended March 31, 2023. We recorded income tax expense of $8.1 million and $11.2 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in income tax expense was primarily as a result of higher excess tax benefits related to stock-based compensation during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, partially offset by an increase in income tax expense on higher profit and an increase in non-deductible expense during the three months ended March 31, 2023.
Net Income. Net income increased from $36.2 million for the three months ended March 31, 2022 to $51.3 million for the three months ended March 31, 2023, primarily due to an increase in income from operations of $15.4 million, lower income tax expense of $3.1 million and higher other income, net of $0.8 million, partially offset by higher interest expense of $2.5 million and lower foreign exchange gain, net of $1.7 million. As a percentage of revenues, net income increased from 11.0% during the three months ended March 31, 2022 to 12.8% during the three months ended March 31, 2023.

Liquidity and Capital Resources

	Three months ended March 31,
	2023	2022
	(dollars in millions)
Opening cash, cash equivalents and restricted cash	$125.6	$143.8
Net cash provided by/(used for) operating activities	16.0	(26.9)
Net cash provided by/(used for) investing activities	43.3	(4.7)
Net cash (used for)/provided by financing activities	(91.3)	3.6
Effect of exchange rate changes	1.4	(0.8)
Closing cash, cash equivalents and restricted cash	$95.0	$115.0
As of March 31, 2023 and 2022, we had $203.8 million and $269.9 million, respectively, in cash, cash equivalents and short-term investments, of which $177.5 million and $233.3 million, respectively, is located in foreign jurisdictions that upon distribution may be subject to withholding and other taxes. We periodically evaluate opportunities to distribute cash among our group entities to fund our operations, expand our business and make strategic acquisitions in the United States and other geographies, and as and when we decide to distribute, we may have to accrue additional taxes in accordance with local tax laws, rules and regulations in the relevant foreign jurisdictions. During the three months ended March 31, 2023, our subsidiaries in India, U.K. and Australia repatriated $76.0 million (net of $4.0 million withholding taxes), $15.6 million and $9.1 million, respectively, to the United States. These distributions do not constitute a change in our permanent reinvestment assertion.
Operating Activities:
Net cash provided by operating activities was $16.0 million during the three months ended March 31, 2023 compared to net cash used for operating activities of $26.9 million during the three months ended March 31, 2022, reflecting higher cash earnings and efficiencies in management of working capital. The major drivers contributing to the increase of $42.9 million year-over-year included the following:
•Increase in cash earnings including adjustments for non-cash and other items contributed higher cash flow of $22.8 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. These adjustments comprise of deferred tax effects, depreciation and amortization of long-lived assets and intangibles acquired in business combinations, share-based employee compensation, unrealized foreign currency exchange gain/(loss), unrealized gain/(loss) on investments, among others.
•Changes in accounts receivable, including unbilled receivable and deferred revenue, contributed to a higher cash flow of $13.5 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Changes in accounts receivable was driven by revenue growth. Days sales outstanding was 65 days as of March 31, 2023 compared to 64 days as of March 31, 2022.
•Decrease in employee-related and other payments, partially offset by increase in other current assets contributed to a higher cash flow of $6.4 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Investing Activities: Cash provided by investing activities were $43.3 million for the three months ended March 31, 2023 as compared to cash used for investing activities of $4.7 million for the three months ended March 31, 2022. The increase of $48.0 million was primarily due to higher net redemption of investments of $55.3 million during the three months ended March 31, 2023 as compared to net redemption of investments of $12.7 million during the three months ended March 31, 2022, lower cash paid for purchase of long-lived assets, including investments in infrastructure, technology assets, software and product developments of $4.1 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, and payment of a portion of purchase consideration for our business acquisition of $1.4 million, during the three months ended March 31, 2022.

Financing Activities: Cash used for financing activities were $91.3 million during the three months ended March 31, 2023 as compared to cash provided by financing activities of $3.6 million during the three months ended March 31, 2022. The decrease of $94.9 million was primarily due to net repayment of $50.0 million under our revolving credit facility during the three months ended March 31, 2023 as compared to net proceeds of $35.0 million during the three months ended March 31, 2022 and higher purchases of treasury stock of $11.0 million under our share repurchase program during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

We expect to use cash from operating activities to maintain and expand our business by making investments, primarily related to building new digital capabilities and purchase telecommunications equipment and computer hardware and software in connection with managing client operations.
We incurred $12.5 million of capital expenditures during the three months ended March 31, 2023. We expect to incur total capital expenditures of between $47.0 million to $52.0 million in 2023, primarily to meet our growth requirements, including additions to our facilities as well as investments in technology applications, product development, digital technology, advanced automation, robotics and infrastructure.
In connection with any tax assessment orders that have been issued, or may be issued against us or our subsidiaries, we may be required to deposit additional amounts with the relevant authorities with respect to such assessment orders (see Note 25 - Commitments and Contingencies to our unaudited consolidated financial statements herein for further details).
We believe that our existing cash, cash equivalents and short-term investments and sources of liquidity will be sufficient to satisfy our cash requirements over the next 12 months. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, continued purchases under our board-authorized stock repurchase program, which may require the use of significant cash resources and/or additional financing. We anticipate that we will continue to rely upon cash from operating activities to finance most of our above mentioned requirements, although if we have significant growth through acquisitions, we may need to obtain additional financing.

We maintain deposits in federally insured financial institutions in excess of federally insured limits, however these deposits are diversified with no significant concentration with a particular financial institution. While we have not experienced any losses while operating with such financial institutions, the recent failure of Silicon Valley Bank and Signature Bank may expose us in general to credit risk in the event of any potential default by the financial institutions holding our cash and cash equivalents to the extent recorded in the unaudited consolidated balance sheets.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, including interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments under gratuity plans and uncertain tax positions. See Note 18- Borrowings, Note 21- Leases and Note 25- Commitments and Contingencies to our unaudited consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.
In the ordinary course of business, we provide standby letters of credit to third parties primarily for facility leases. As of March 31, 2023 and December 31, 2022, we had outstanding letters of credit of $0.5 million, each, that were not recognized in our consolidated balance sheets. These are unlikely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We had no other off-balance sheet arrangements or obligations.
Financing Arrangements (Debt Facility)
The following table summarizes our debt position:

	As of March 31, 2023	As of December 31, 2022
	(dollars in millions)
	Revolving credit facility
Current portion of long-term borrowings	$40.0	$30.0

Long-term borrowings	160.0	220.0
Total borrowings	$200.0	$250.0
Unamortized debt issuance costs for our revolving credit facility of $1.1 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively, are presented under “Other current assets” and “Other assets,” as applicable in our consolidated balance sheets.
See Note 18 - Borrowings to our unaudited consolidated financial statements herein for further details.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies - Recent Accounting Pronouncements to our unaudited consolidated financial statements contained herein.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2023, there were no material changes in our market risk exposure. For a discussion of our market risk associated with exchange rate risk and interest rate risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the CEO and CFO, of the effectiveness and operation of the Company’s disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of March 31, 2023, were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    Risk Factors
We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider those risk factors and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2023, purchases of common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	72,440	$170.20	50,056	$222,955,003
February 1, 2023 through February 28, 2023	53,099	170.75	37,941	$216,479,165
March 1, 2023 through March 31, 2023	133,842	156.65	133,028	$195,645,267
Total	259,381	$163.32	221,025	—
(1) Includes 38,356 shares of our common stock acquired by us at the price of $170.23 in connection with satisfaction of tax withholding obligations on vested restricted stock. The price paid per share for the restricted stock was the closing price of common stock on the trading day prior to the vesting date of the restricted stock units.
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

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Mine Safety Disclosures
Not applicable.

ITEM 5.    Other Information
None.

INDEX TO EXHIBITS

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

3.3	Fifth Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 1-33089) filed on June 19, 2019).

10.1+	Amendment No. 2 to Second Amended and Restated Employment and Non-Competition Agreement, effective February 16, 2023, between the Company and Rohit Kapoor.

10.2+	Form of Restricted Stock Unit Agreement (applicable to U.S. Executive Officers) under the 2018 Omnibus Incentive Plan.

10.3+	Form of Restricted Stock Unit Agreement (applicable to International Executive Officers) under the 2018 Omnibus Incentive Plan.

10.4+	Form of ExlService Holdings, Inc. Employment Agreement (applicable to Executive Officers).

10.5+	Employment Agreement, effective as of April 18, 2022, between exl Service (India) Private Limited and Vikas Bhalla.

31.1	Certification of the Chief Executive Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of ExlService Holdings, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: April 27, 2023	EXLSERVICE HOLDINGS, INC.

	By:	/S/ MAURIZIO NICOLELLI
MAURIZIO NICOLELLI Chief Financial Officer (Duly Authorized Signatory, Principal Financial and Accounting Officer)